Form 10-K
period 2019-12-31
FIRST HORIZON NATIONAL CORP
filed 2020-02-28
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At June 30, 2019, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $4.6 billion based on the closing stock price reported for that date. At January 31, 2020, the registrant had 311,602,613 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be furnished to shareholders in connection with Annual Meeting of shareholders scheduled for April 28, 2020: Part III of this Report

CONTENTS OF ANNUAL REPORT ON FORM 10-K

ITEM		Page	ITEM		Page

Forward-Looking Statements		2	Item 8.	Financial Statements and Supplementary Data	114
Part I			Item 9.	Changes in and Disagreements with Accountants
Item 1.	Business	3		on Accounting and Financial Disclosure	220
Statistical Information Required by Guide 3		18	Item 9A.	Controls and Procedures	220
Item 1A.	Risk Factors	19	Item 9B.	Other Information	220
Item 1B.	Unresolved Staff Comments	38	Part III
Item 2.	Properties	38	Item 10.	Directors and Executive Officers of the Registrant	221
Item 3.	Legal Proceedings	39	Item 11.	Executive Compensation	221
Item 4.	Mine Safety Disclosures	40	Item 12.	Security Ownership of Certain Beneficial Owners
Supplemental Part I Information		41		and Management and Related Stockholder Matters	222
Part II			Item 13.	Certain Relationships and Related Transactions	223
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer		Item 14.	Principal Accountant Fees and Services	224
	Purchases of Equity Securities	42	Part IV
Item 6.	Selected Financial Data	43	Item 15.	Exhibits and Financial Statement Schedules	224
Item 7.	Management’s Discussion and Analysis of		Item 16.	Form 10-K Summary	224
	Financial Condition and Results of Operations	44	Signatures		228
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	113

MD&A and Financial Statement References: In this report: "2019 MD&A" and "2019 MD&A (Item 7)" generally refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations," inclusive of "Glossary of Selected Financial Terms" and "Acronyms," appearing in Item 7 within Part II of this report on pages 42 through 111; and, "2019 Financial Statements" and "2019 Financial Statements (Item 8)" generally refer to our Consolidated Statements of Condition, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income, our Consolidated Statements of Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report on pages 117 through 217.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including materials incorporated into it, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 2

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
Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Tennessee Department of Financial Institutions (TDFI) and its Commissioner, the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), the Financial Industry Regulatory Authority (FINRA), the U.S. Department of the Treasury (Treasury), the Municipal Securities Rulemaking Board (MSRB), the

Consumer Financial Protection Bureau (CFPB), the Financial Stability Oversight Council (Council), the Public Company Accounting Oversight Board (PCAOB), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; current or future Executive orders; changes in laws and regulations applicable to us; and our success in executing our business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.
We assume no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, or in those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk factors discussed in Items 1 and 1A of this report and in 2019 MD&A (Item 7), among others.

PART I

------------
ITEM 1. BUSINESS
------------

Our Businesses

First Horizon National Corporation (“FHN,” “First Horizon,” the “Corporation,” “we,” or “us”) is a Tennessee corporation. We are headquartered in Memphis, Tennessee. We are a bank holding company under the Bank Holding Company Act, and are a financial holding company under the Gramm-Leach-Bliley Act. At December 31, 2019, we had total consolidated assets of $43.3 billion.
We provide diversified financial services primarily through our principal subsidiary, First Horizon Bank (the “Bank”). The Bank is a Tennessee banking corporation headquartered in Memphis, Tennessee. The Bank and its subsidiaries conduct the Bank’s traditional and specialty banking businesses principally under the FIRST HORIZON BANK brand, its wealth management business principally under the First Horizon Advisors brand, and its fixed income business principally under the FHN FINANCIAL Financial brand.
The Bank was founded in 1864 as First National Bank of Memphis. FHN was incorporated in 1968 to be the Bank’s holding company.

During 2019 approximately 35% of our consolidated revenues were provided by fee and other noninterest income, and approximately 65% of revenues were provided by net interest income.
As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II of this report.
Business Segments
Our financial results of operations are reported through operational business segments which are not closely related to the legal structure of our subsidiaries. We operate through four business segments: regional banking, fixed income, corporate, and non-strategic. We sometimes refer to regional banking, fixed income, and corporate as our “core” business segments.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 3

Financial and other additional information concerning our segments-including information concerning assets, revenues, and financial results-appears in our 2019 MD&A (Item 7) and in Note 20-Business Segment Information, of our 2019 Financial Statements (Item 8).
The Bank
During 2019, through its various business lines, including consolidated subsidiaries, the Bank generated gross revenue (net interest income plus noninterest income) of approximately $2.3 billion and generated a substantial majority of our consolidated revenue from continuing operations. At December 31, 2019, the Bank had $43.1 billion in total assets, $32.8 billion in total deposits, and $30.9 billion in total loans (net of unearned income). Among Tennessee headquartered banks, the Bank ranked 1st in Tennessee deposit market share at June 30, 2019 based on FDIC data.
Physical Business Locations
At December 31, 2019, FHN’s subsidiaries had over 300 business locations in 20 U.S. states, excluding off-premises ATMs. Almost all of those locations were banking centers and FHN Financial offices.
At year-end, the Bank had 272 banking centers in seven states:
Banking Centers at Year End

State	#	State	#
Tennessee	158	Mississippi	5
North Carolina	68	Georgia	1
Florida	29	Texas	1
South Carolina	10
The Bank also has other customer-service offices, including private client and commercial loan offices, as well as operational and administrative offices.
At December 31, 2019, FHN Financial’s fixed income and other products and services were offered through 29 offices in 18 states across the U.S.
Services We Provide
At December 31, 2019, we provided the following services through our subsidiaries and divisions:

•	general banking services for consumers, businesses, financial institutions, and governments

•
through FHN Financial: fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales

•	brokerage services

•	correspondent banking

•	transaction processing: nationwide check clearing

•	services and remittance processing

•	trust, fiduciary, and agency services

•	credit card products

•	equipment finance services

•	investment and financial advisory services

•	mutual fund sales as agent

•	retail insurance sales as agent

•	mortgage banking services
Information about the net interest income and noninterest income we obtained from our largest categories of products and services appears under the caption “Income Statement Review-2019 Compared to 2018” beginning on page 48 of our 2019 MD&A (Item 7), which information is incorporated into this Item 1 by reference.
Loans & Deposits

Our largest asset would be our loan portfolio-if all of our loans were viewed collectively-and lending is a critical, core business for us. Similarly, our largest resource is our deposit base, and deposit-taking also is a critical, core business. At year-end 2019, we had total net loans of $30.9 billion and total deposits of $32.4 billion. Most of our loans and deposits are held in our regional banking segment. The tables below provide an overview of our loan and deposit balances at December 31, 2019 or averaged over the year 2019.

Geographically, nearly half of our loans originate from Tennessee and North Carolina, with no other state accounting for 10%. Three-fourths of our deposits are associated with Tennessee, and 90% are from Tennessee and North Carolina.

Loans & Deposits by Geography

Reg’l Bank’g Loans*		All Deposits**
Tennessee	34%	Tennessee	75%
North Carolina	13%	North Carolina	15%
Florida	9%	Florida	6%
California	6%	South Carolina	2%
Texas	6%	All other	2%
All other	32%
* At December 31, 2019.
** At June 30, 2019. Source: FDIC.

Only about one fourth of our loans, but over 40% of our deposits, are with consumers.

Loans & Deposits by Type

All Loans*		All Deposits*
Consumer	23%	Consumer Interest	42%
Commercial	77%	Comm’l Interest	20%
		Noninterest	25%
		Market Indexed	13%

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 4

*Averages for 2019.

These tables show that our lending outside of Tennessee is funded in significant part by deposits from our Tennessee markets, and a significant portion of funding for our commercial lending comes from consumer deposits. Keeping our funding uses and sources in balance is a critical function for us. Excess deposits most typically are invested in investments permitted by our regulators, while excess lending most typically is funded with borrowing. Because loans and deposits fluctuate constantly, we maintain access to significant non-deposit liquidity sources, primarily short-term borrowing.

Most of our commercial loans are traditional, unsecured “commercial, financial, and industrial,” or “C&I,” loans, and most of the rest are secured “commercial real estate,” or “CRE,” loans. Within C&I, nearly 36% of loans are to businesses in the financial services industry, including mortgage lending companies, and the rest are in a wide range of industries.

Commercial Loans by Line of Business

All Commercial Loans*		All C&I Loans*
C&I	82%	Mortg. Lenders	22%
CRE	18%	Finance & Insur.	14%
		Health care	8%
		Real estate rental	7%
		Hospitality	7%
		Wholesale trade	7%
		Manufacturing	6%
		Public Admin.	4%
		Retail trade	4%
		Other C&I	21%
*At December 31, 2019.

The C&I portfolio was $20.1 billion on December 31, 2019, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of C&I balances as of December 31, 2019, are in Tennessee (31%), North Carolina (10%), California (9%), Texas (6%), Florida (6%),Georgia (4%), and South Carolina (3%), with no other state representing more than 3% of the C&I portfolio.
Further information regarding our loans is provided in Note 4-Loans within our 2019 Financial Statements (Item 8), and under the captions “Statement of Condition Review-2019 Compared to 2018” beginning on page 59, and “Asset Quality-Trend Analysis of 2019 compared to 2018” beginning on page 65, of our 2019 MD&A (Item 7), which disclosures are incorporated into this Item 1 by reference.

Significant Business Developments Over Past Five Years

Over the past five years, key strategic priorities for us have included:

•	targeted expansion of consumer and commercial banking products and markets

•	opportunistic expansion of commercial lending, mainly through acquisition transactions, talent development, and talent acquisitions

•	vigorous discipline in controlling expenses not closely related to revenue production

•	managing our business units and products with a strong emphasis on risk-adjusted returns on invested capital

•	robust emphasis on providing exceptional customer experience as a primary means to differentiate us from competitors

•	investment in scalable technology and other infrastructure to attract and retain business, and to support expansion.

Examples of our implementation of these priorities include:

•	In 2017 we acquired Capital Bank, which had $10 billion of total assets and nearly 200 banking centers in four southeastern U.S. states.

•	Other acquisitions during this period include TrustAtlantic Bank (2015) and a restaurant franchise finance business and portfolio (2016).

•	We have made key talent hires in critical areas throughout our company, with the main focus on organically growing economically profitable business lines inside and outside our traditional markets.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 5

•	We have pruned our physical network to reflect long-term trends in customer usage of physical banking centers, and correspondingly are making more efficient use of other physical facilities.

•	Organic and acquisitive loan growth in regional banking has more than offset loan attrition from the non-strategic segment, where legacy loan portfolios are in long-term wind-down.

•
Organic commercial loan growth has been strong in specialty lending areas, such as lending to mortgage companies, where margins tend to be better but outstanding balances tend to fluctuate seasonally and cyclically.

The following table provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past five years.

SELECTED CONSOLIDATED REVENUE, EXPENSE, ASSET, LIABILITY, AND EQUITY DATA
(Dollars in millions; period-end financial condition data shown as of December 31)

	2019	2018	2017	2016	2015
Net interest income	$ 1,210.2	$ 1,220.3	$ 842.3	$ 729.1	$ 653.7
Provision for loan losses	47.0	7.0	0	11.0	9.0
Noninterest income	654.1	722.8	490.2	552.4	517.3
Provision for mortgage repurchase losses	(1.0)	(1.0)	(22.5)	(32.7)	0
Litigation and regulatory matters expense	2.9	0.6	40.5	30.5	187.6
Net income available to common shareholders	434.7	538.8	159.3	220.8	79.7
Total loans (net of unearned income)	31,061.1	27,535.5	27,658.9	19,589.5	17,686.5
Total assets	43,310.9	40,832.3	41,423.4	28,555.2	26,192.6
Total deposits	32,429.5	32,683.0	30,620.4	22,672.4	19,967.5
Total term borrowings	791.4	1,171.0	1,218.1	1,040.7	1,312.7
Total liabilities	38,234.9	36,046.9	36,842.9	25,850.1	23,553.1
Preferred stock Series A	95.6	95.6	95.6	95.6	95.6
Total shareholders’ equity	5,076.0	4,785.4	4,580.5	2,705.1	2,639.6

Key Factors
Several factors complicate comparisons among the past five years. Key among those are:

•
Capital Bank. Many year-end financial figures increased substantially in 2017 due to the Capital Bank transaction. Full-year operating results were less noticeably impacted until 2018, because the Capital transaction closed late in 2017.

•
Tax Reform. Corporate tax reform in December, 2017 resulted in significant negative adjustments to net deferred tax asset balance, driving a large net loss in fourth quarter that year. Financial results in 2018 and 2019, in contrast, benefited significantly from lower tax rates compared to earlier years.

•
Interest Rate Policy. Although interest rates during each of these years were quite low by historical standards, they were raised modestly starting in 2015, more vigorously in 2018, and then reduced three times in 2019. These changes impacted our net interest margin up and down. Net interest margin is a measure of the profit we make on loans and other earning assets in relation to our cost of deposits and other funding sources.

•	Sale of Visa Class B Stock. In 2018 we sold our remaining legacy stock holdings of Visa, recognizing a pretax gain that significantly increased noninterest income that year.

•
Very low loan loss rates. During these five years, our provision for loan losses was unusually low. When provision is low, differences from year to year can be idiosyncratic, driven by one or just a few customers.

•
Fixed Income Volatility. For several of these years, market conditions were quite subdued for our fixed income segment. In 2019, however, increased market volatility and the downward direction of interest rates resulted in much higher trading volume and noninterest income in that segment.

Trends
Noteworthy trends during this period include:

•
Net loan growth has driven asset growth. Overall growth has been strong despite run-off of non-strategic loans. The large increase in 2017 was driven by the Capital Bank merger, and 2018 was impacted by the Capital Bank systems integration effort. Growth in 2016 (vs. 2015) and in 2019 (vs. 2018) was organic.

•
Growth in net interest income was significant through 2018, driven by net loan growth, interest rate increases, and (in 2018) the Capital Bank merger. Growth flattened in 2019 as net loan growth was offset by interest rate declines.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 6

•
Through 2018, an overall down-trend in noninterest income was due mainly to lower fixed income revenues, driven by challenging market conditions. The large increase in 2018 was mainly due to the Visa stock sale. That trend reversed in 2019 as interest rates declined, market volatility increased, and fixed income revenues improved.

•
Deposits grew significantly through 2018. Much of that growth was organic, helped by a rising rate environment. The large uptick in 2017 was driven substantially by the Capital Bank transaction. Total deposit growth moderated in 2019, as solid regional banking deposit growth offset deliberate reductions in (more expensive) market-indexed deposits.

Exited Businesses
Since the 2008-09 recession, we have focused on traditional banking and fixed income products and services. We exited our legacy nation-wide mortgage banking business in 2008, though we continue to manage related legal exposures and the wind-down of a still-sizable loan portfolio. We partially or fully exited other businesses since 2008. Exited businesses are managed in our non-strategic segment.

Significant Business Developments Expected in 2020

We signed agreements late in 2019 for two transactions that we expect to close in 2020. The larger of them will significantly transform our company in terms of size, geographic reach, and the scope of financial services we offer.
30-Branch Acquisition
In the fourth quarter of 2019 we announced an agreement to purchase 30 branches in North Carolina (20), Virginia (8), and Georgia (2) from SunTrust Bank (now Truist Bank). Those branches are in markets we do not serve currently, or in which we do not have a leading market position. Along with the branch facilities, we will acquire related loans and assume deposits. At the time of announcement, we estimated the loans to be $0.4 billion and the deposits to be $2.4 billion. The 30-branch acquisition is scheduled to close in the second quarter of 2020.
IBKC Merger of Equals
In the fourth quarter of 2019 we announced a merger-of-equals agreement with IBERIABANK Corporation (“IBKC”). IBKC is the parent company of IBERIABANK based in Lafayette, Louisiana. At the time of announcement, IBKC, with $32 billion of total assets, had over 190 banking centers in 11 states: Louisiana, Texas, Arkansas, Tennessee, Mississippi, Alabama, Georgia, Florida, North and South Carolina, and New York. IBKC’s largest concentrations of banking centers are in Louisiana and Florida. IBKC offers many of the same financial services that we offer, but exceeds us in several areas, most notably in equipment financing and title insurance.
The combined company, on a September 30, 2019 pro-forma basis which includes the 30-branch acquisition, would have had $78 billion in assets, $59 billion in deposits, and $55 billion in loans. After closing, our board will expand to 17 directors, of which nine will be from legacy FHN and eight will be from legacy IBKC. IBKC shareholders will receive 4.584 shares of our common stock for each IBKC common share held, and collectively will be issued 44% of our post-closing outstanding common shares. In order to accommodate a stock issuance of that size, we must amend our corporate charter to increase the number of common shares we are authorized to issue.
The IBKC transaction is subject to approval by shareholders of both companies, regulatory approvals, and other customary contractual conditions. We expect to hold a special meeting of our shareholders to vote on the IBKC transaction, including related amendments to our corporate charter, in the second quarter of 2020, and we expect the IBKC merger to close in mid-2020.

Other General Information

Strategic Transactions
An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past three years are described in

Note 2-Acquisitions and Divestitures, of our 2019 Financial Statements (Item 8), which information is incorporated into this Item 1 by this reference.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 7

As mentioned above, in November 2017 we legally closed our acquisition of Capital Bank. In May 2018 we completed systems integration for that transaction.
Also as mentioned above, in November 2019 we agreed to acquire 30 branches in three southeastern states, and we entered into a merger-of-equals agreement with IBKC. Both are expected to close in 2020. The IBKC merger will significantly transform our company in terms of size, geographic reach, and the scope of financial services we offer.
Subsidiaries
FHN’s consolidated operating subsidiaries at December 31, 2019 are listed in Exhibit 21.
The Bank is a government securities dealer. The FHN Financial division of the Bank is registered with the SEC as a municipal securities dealer and the FHN Financial Municipal Advisors division of the Bank is registered with the SEC as a municipal adviser. The Bank is supervised and regulated as described in “Supervision and Regulation” in this Item below.
Martin and Company, Inc., First Horizon Advisors, Inc., and FHN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers. First Horizon Advisors, Inc. and FHN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. First Horizon Insurance Services, Inc., FHIS, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. FHN Financial Securities Corp., First Horizon Advisors, Inc., First Horizon Insurance Services, Inc., FHIS, Inc., and First Horizon Insurance Agency, Inc. are financial subsidiaries under the Gramm-Leach-Bliley Act. First Horizon Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products. First Horizon Insurance Agency, Inc. is inactive.
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
Employees
At December 31, 2019, FHN and its subsidiaries had 5,017 employees, or 4,994 full-time-equivalent employees, not including contract labor for certain services.
Other Information Associated with this Report
For additional information concerning our business, refer to our 2019 MD&A (Item 7), incorporated herein by reference.
External Information
Our current internet address is www.firsthorizon.com. In the Investor Relations section of our internet website, under the SEC Filings tab, we make available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 219. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.

Supervision and Regulation

Scope of this Section
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
Overview
FHN

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 8

FHN is a bank holding company and financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered with the Federal Reserve. We are subject to the regulation and supervision of, and to examination by, the Federal Reserve under the BHCA. We are required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.
A bank holding company that is not a financial holding company is limited to engaging in “banking” and activities found by the Federal Reserve to be “closely related to banking.” Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature.” “Financial” activities are broader in scope than those which are “closely related to banking.” See “Financial Activities other than Banking” beginning on page 14 below.
The Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See “Interstate Banking and Branching” beginning on page 13, and “Community Reinvestment Act (“CRA”)” beginning on page 13.
The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2019, we estimate that we held approximately 15.39% of such deposits.
The Bank
Our Bank is a Tennessee banking corporation subject to the regulation and supervision of, and to examination by, the TDFI. In addition to general supervision and examination powers, the TDFI has the power to approve mergers with the Bank, the Bank’s issuance of preferred stock or capital notes, the establishment of banking centers, and many other corporate actions.
The Bank has chosen to be a member of the Federal Reserve; as a result, the Federal Reserve is the Bank’s primary federal regulator. As a member bank, the Bank must buy and hold stock in its district Federal Reserve Bank equal to 6% of the Bank’s capital stock and surplus. The Bank is paid a dividend on its investment at a rate which varies with ten-year U.S. Treasury rates, capped at 6%. The Bank cannot sell its investment in Federal Reserve Bank stock, and the investment provides the Bank with no control over the Federal Reserve System.

Tennessee law requires the Bank, as a member of the Federal Reserve, to comply with federal capital and many other regulatory requirements in lieu of, or sometimes in addition to, state requirements. For that reason, this “Supervision and Regulation” section focuses on federal requirements for many topics related to the Bank, mentioning state requirements only where significant.
From 1864 until October 2019, the Bank was a national banking association subject to the regulation and supervision of, and to examination by, the Office of the Comptroller of the Currency. During October, 2019, the Bank converted from a national bank to a Tennessee state bank. Conversion did not significantly alter the scope of the Bank’s activities: Tennessee law generally allows a Tennessee state bank to take any action that a Tennessee-based national bank could take.
The Bank is insured by, and subject to regulation by, the FDIC and is subject to regulation in certain respects by the CFPB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, several of the Bank’s subsidiaries are regulated separately, as discussed in “Subsidiaries” beginning on page 8 of this report.
In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control money supply and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.
The regulatory framework governing banks and the financial industry is intended primarily for the protection of depositors and the Federal Deposit Insurance Fund, not for the protection of our Bank or our security holders.
Regulatory Tiers Based on Asset Size
Many rules dealing with critical regulatory topics divide banks into tiers based largely or entirely on asset size. Different topics have different cut-off points for the tiers. Within each topic, different rules apply to the different tiers.
Cut-off points vary significantly. However, as a rough generalization, for many regulatory topics the critical cut-off points are $10 billion, $100 billion, and $250 billion. Companies with less than $10 billion are less regulated in several important ways than we are, and companies with $250 billion or more are regulated much more severely in many important ways than we are. As a result, under

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 9

current law, compliance costs and restrictions grow with size, they tend to change abruptly as a company crosses to the next tier, and we are in a middle tier in many respects.
The remainder of this “Supervision and Regulation” discussion focuses on current rules which apply to FHN based on our current asset size.
Large-Bank Supervision Risk Categories
Federal regulators have established four risk-based categories for applying enhanced prudential standards (enhanced for larger banks). Category I applies to the global systemically important companies. Categories II, III, and IV apply (with certain exceptions) to institutions with total consolidated assets of at least $700 billion, $250 billion, and $100 billion, respectively. Currently, we and the Bank are below Category IV’s floor and therefore, generally, we are not subject to enhanced prudential standards. We expect that, immediately after closing the IBKC merger and 30-branch acquisition mentioned in this Item 1 above, we will continue to be below Category IV’s floor.
Payment of Dividends
FHN is a legal entity separate and distinct from the Bank and other subsidiaries. FHN’s principal source of cash flow, including cash flow to pay dividends on its stock or to pay principal (including premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to FHN, as well as by FHN to its shareholders.
FHN
Under Tennessee corporate law, FHN is not permitted to pay cash dividends if, after giving effect to such payment, FHN would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our Board must consider our current and prospective capital, liquidity, and other needs, including the needs of the Bank which FHN is obligated to support.
The Bank
Under Tennessee corporate law, the Bank (like FHN, discussed above) may not pay a dividend if the Bank would not be able to pay its debts when due or if the Bank’s assets would be inadequate, in a dissolution, to pay liabilities and preferential rights. Similarly, the Bank’s Board must consider current and prospective needs in making a decision to declare a dividend.
In addition, in order to pay cash dividends, the Bank must obtain the prior approval of the Federal Reserve and the TDFI Commissioner if the total of all dividends declared by the Bank’s board of directors in any calendar year exceeds the total of (i) the Bank’s retained net income for that year plus (ii) the Bank’s retained net income for the preceding two years, less certain required capital transfers, as applicable. Below that ceiling, approval generally is not required (but see “Other Factors Affecting Dividends” immediately following this discussion). Applying the applicable rules, at January 1, 2020, the Bank could legally declare cash dividends on the Bank's common or preferred stock totaling approximately $331.2 million without obtaining approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption “Liquidity Risk Management” in our 2019 MD&A (Item 7) beginning on page 90 of this report; and under the caption “Restrictions on dividends” in Note 12-Regulatory Capital and Restrictions of our 2019 Financial Statements (Item 8), beginning on page 164 of this report.
Other Factors Affecting Dividends
If, in the opinion of the Federal Reserve, FHN or the Bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of FHN or the Bank, could include the payment of dividends), the Federal Reserve may require FHN or the Bank to cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be an unsafe and unsound banking practice.
In addition, under the Federal Deposit Insurance Act, an FDIC-insured depository institution (such as the Bank) may not make any capital distributions, pay any management fees to its holding company, or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.
The payment of cash dividends by FHN or by the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and requirements imposed by debt covenants. For example, as discussed under “Capital Adequacy” starting on page 11, FHN's ability to pay dividends would be restricted if its capital ratios fell below minimum regulatory requirements plus a capital conservation buffer.
The Federal Reserve generally requires insured banks and bank holding companies to pay dividends only out of current operating earnings. The Federal Reserve has released a supervisory letter advising, among other things, that a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 10

current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
Capital Adequacy
Federal financial industry regulators require that regulated institutions maintain minimum capital levels. The capital rules in the U.S. are based on international standards known as “Basel III.” Those standards require the following:

•
Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2019, FHN’s Common Equity Tier 1 Capital Ratio was 9.20% and the Bank’s was 9.38%.

•	Tier 1 Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least

6%. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2019, FHN’s Tier 1 Capital Ratio was 10.15% and the Bank’s was 10.18%.

•
Total Capital Ratio. For all supervised financial institutions, including FHN and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2019, FHN’s Total Capital Ratio was 11.22% and the Bank’s was 10.77%.

•
Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses.

•
Leverage Ratio-Base. For all supervised financial institutions, including FHN or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2019, FHN’s Leverage ratio was 9.04% and the Bank’s was 9.12%.

•
Leverage Ratio-Supplemental. For the largest internationally active supervised financial institutions, not including FHN or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

•
Liquidity Coverage Ratio. This requirement does not apply to institutions with assets of less than $100 billion, and so does not apply to FHN or the Bank. For larger institutions, the requirement applies based on which Category a bank is in. Categories IV, III, and II apply to banks with $100 billion, $250 billion, and $750 billion, respectively, subject to several exceptions based on certain holdings, activities, or exposures. Category I includes systemically important institutions.

FHN believes that both FHN and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2019.
Federal regulators have incorporated market and interest-rate risk components into its risk-based capital standards. Those standards explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important qualitative

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 11

factors to consider in assessing an institution’s overall capital adequacy.
Federal regulators’ market risk rules are applicable to covered institutions-those with aggregate trading assets and trading liabilities of at least 10% of their total assets or at least $1 billion. FHN and the Bank are covered institutions under the rule. The rules specify the methodology for calculating the amount of risk-weighted assets related to trading assets and include, among other things, the addition of a component for stressed value at risk. The rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. Alternative standards of creditworthiness are used for specific standardized risks, such as exposures to sovereign debt, public sector entities, other banking institutions, corporate debt, and securitizations. In addition, an 8% capital surcharge applies to certain covered institutions, not including FHN or the Bank.
Moreover, the Federal Reserve has indicated that it considers a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action (PCA)” immediately below for additional information.
In addition, the Bank is required to have a capital structure that the TDFI determines is adequate, based on TDFI’s assessment of the Bank’s businesses and risks. The TDFI may require the Bank to increase its capital, if found to be inadequate.
Prompt Corrective Action (PCA)
Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories. The specific requirements applicable to us are summarized in the following table.

REQUIREMENTS FOR PCA CAPITALIZATION CATEGORIES

Well capitalized
Common Equity Tier 1 Capital ratio of at least 6.5%
Tier 1 Capital ratio of at least 8%
Total Capital ratio of at least 10%
Leverage ratio of at least 5%
Not subject to a directive, order, or written agreement to meet and maintain specific capital levels

Adequately capitalized
Common Equity Tier 1 Capital ratio of at least 4.5%
Tier 1 Capital ratio of at least 6%
Total Capital ratio of at least 8%
Leverage ratio of at least 4%
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

At December 31, 2019, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.
An FDIC-insured depository institution generally is prohibited from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 12

plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized.
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
Interstate Branching and Mergers
As mentioned above, the Bank generally must have TDFI’s approval to establish a new banking center (technically, a “branch”). For a new banking center located outside of Tennessee, Tennessee law requires the Bank to comply with branching laws applicable to the state where the new banking center will be located. Federal law allows the Bank to establish or acquire a branch in another state to the same extent as a bank chartered in that other state would be allowed to establish or acquire a branch in Tennessee.
For an interstate merger or acquisition: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; regulators must assess the transaction for incremental systemic risk; and the acquiring bank must have at least “satisfactory” standing under the federal Community Reinvestment Act (discussed immediately below).
Once a bank has established branches in a state through de novo or acquired branching or through an interstate merger transaction, the bank may then establish or acquire additional branches within that state to the same extent that a bank chartered in that state is allowed to establish or acquire branches within the state.
Community Reinvestment Act (“CRA”)
The CRA requires each U.S. bank, consistent with safe and sound operation, to help meet the credit needs of each community where the bank accepts deposits, including low- and moderate-income (“LMI”) communities. The Federal Reserve assesses the Bank periodically for CRA compliance, and that assessment is made public. The Bank’s LMI operations and activities generally are critical focal points in those assessments. The next CRA assessment is expected in 2020 or 2021.
A CRA rating below “satisfactory” can slow or halt a bank’s plans to expand by branching, acquisition, or merger, and can prevent a bank holding company from becoming a financial holding company. The Bank received a rating of “Satisfactory” in its most recent CRA assessment, issued in 2017.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 13

Late in 2019, certain federal regulatory agencies proposed changes to their regulations under the CRA. Although highly technical, the proposal prompted several federal legislators to submit letters in opposition. The Federal Reserve did not join the proposal, so technically the proposal does not apply to FHN or the Bank. However, this proposal could lead to some type of CRA regulatory reform that the Federal Reserve does join or, possibly, legislation amending the CRA.
Financial Activities other than Banking
Federal Law
Federal law generally allows financial holding companies broad authority to engage in activities that are financial in nature or incidental to a financial activity. These include: insurance underwriting and brokerage; merchant banking; securities underwriting, dealing, and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify as a financial holding company, a bank holding company must file an initial declaration with the Federal Reserve, certifying that all of its subsidiary depository institutions are well-managed and well-capitalized.
Federal law also permits banks to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a bank must meet the following requirements:

(1)	The bank must receive approval from its primary federal regulator for the financial subsidiary to engage in the activities.

(2)	The bank and its depository institution affiliates must each be well-capitalized and well-managed.

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

(5)
If the bank is one of the one hundred largest banks, the bank must meet the long-term debt rating or alternative standards adopted by the Federal Reserve and the U.S. Secretary of the Treasury from time to time. If this fifth requirement ceases to be met after a bank controls or holds an interest in a financial subsidiary, the bank cannot invest additional capital in that subsidiary until the requirement again is met.

No new activity may be commenced unless the bank and all of its depository institution affiliates have at least “satisfactory” Community Reinvestment Act ratings. Certain restrictions apply if the bank holding company or the bank fails to continue to meet one or more of the requirements listed above.
In addition, federal law contains a number of other provisions that may affect the Bank’s operations, including limitations on the use and disclosure to third parties of customer information.
At December 31, 2019, FHN is a financial holding company and the Bank has a number of financial subsidiaries, as discussed in “Subsidiaries” beginning on page 8 of this report.
Tennessee Law
Tennessee law does not expressly restrict the activities of a bank holding company or its non-bank affiliates. However, no Tennessee bank may maintain a branch office on the premises of an affiliate if the affiliate is engaged in activities that are not permissible for a bank holding company, a financial holding company, a national bank, or a national bank subsidiary under federal law. Tennessee law permits Tennessee banks to establish subsidiaries and to engage in any activities permissible for a national bank located in Tennessee, subject to compliance with Tennessee regulations relating to the conduct of such activities for the purpose of maintaining bank safety and soundness.
Interchange Fee Restrictions
Regulations severely cap interchange fees which the Bank may charge merchants for debit card transactions.
Volcker Rule
The Volcker rule (1) generally prohibits banks from engaging in proprietary trading, which is engaging as principal (for the bank’s own account) in any purchase or sale of one or more of certain types of financial instruments, and (2) limits banks’ ability to invest in or sponsor hedge funds or private equity funds.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 14

and/or non-marketing purposes, or to contact customers with marketing offers. Federal law also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards.
Data privacy and protection increasingly is a significant legislative, regulatory, and societal concern. The concern is driven by major technological and societal shifts in the past 20 years, led by relatively unregulated firms such as Amazon.com, Alibaba, Facebook, and Google and their many customers worldwide. Those firms have gathered large amounts of personal details about millions of people, and today have the ability to analyze that data and act on that analysis very quickly. These firms seek to understand enough about a person to know what a person wants before the person does.
Banks (as mentioned above) already are subject to significant privacy regulations. Probably for that reason, the banking industry is not at the political center of these concerns today. Even so, banks are likely to be affected by broader legislative and regulatory responses to the perceived problems. Two prominent responses to date include the European Union General Data Protection Regulation and the California Data Privacy Protection Act. Neither is a banking industry regulation, but both apply to banks in relation to certain customers. To date, neither has had a material impact on the Bank.
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
Compensation and Risk Management
The Federal Reserve has issued guidance intended to ensure that incentive compensation arrangements at financial organizations take into account risk and are consistent with safe and sound practices. The guidance is based on three “key principles” calling for incentive compensation plans to: appropriately balance risks and rewards; be compatible with effective controls and risk management; and be backed up by strong corporate governance. In response: we operate an enhanced risk management process for assessing risk in incentive compensation plans; several key incentive programs use a net profit approach rather than a revenues-only approach; and mandatory deferral features are used in several key programs, including an executive program.
In 2016 federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 15

certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets. FHN and the Bank currently would fall into the third tier, where the impact of the proposed rules would be substantially more modest, and would move up to the second tier after the IBKC merger closes. However, prompted by post-2016 legislation which significantly raised several statutory asset-size tiers, if this proposal were finalized now, the $50 billion floor might be raised significantly, allowing FHN to remain in the third tier. FHN cannot predict what final rules may be adopted, nor how they will be implemented.

Effect of Governmental Policies

The Bank is affected by the policies of regulatory authorities, including the Federal Reserve, the TDFI, and the CFPB. The Federal Reserve also sets and manages monetary policy for the U.S. In this latter role, the Federal Reserve’s mandate from Congress is to pursue price stability and full employment.
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

Competition

In all aspects of the businesses in which we engage, we face substantial competition from banks doing business in our markets as well as from savings and loan associations, credit unions, other financial institutions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other firms offering financial products or services.
Regional Banking
Our regional banking business primarily competes in several areas within the southeast U.S. where we have banking center locations. However, competition in our industry is trending away from the traditional geographic footprint model. That trend is happening throughout the industry, but the rate of change is highly uneven among different types of customers, products, and services.
Our regional banking business serves both consumer and commercial customers. The consumer business remains strongly linked to our physical banking center locations, even as our delivery of financial services to consumers becomes increasingly focused on popular non-physical delivery methods, such as online and mobile banking. Online and mobile banking have contributed to a decline in banking center usage, but not (so far) an erosion of the link between banking center versus consumer customer location. Increasingly, however, consumers are able to manage their funds and financial affairs at multiple

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 16

financial institutions through only one of them. If cross- institutional management features become popular, they may hasten a de-linking of consumers to traditional banking center networks.

The commercial business also has a geographic linkage, but it is weaker. Some areas of our commercial banking business, particularly in specialty lending, are broadly regional or even national in scope rather than being heavily centered on banking center locations.

Key traditional competitors in many of our markets include Wells Fargo Bank N.A., Bank of America N.A., First-Citizens Bank & Trust Company (dba First Citizens Bank), Pinnacle Bank (headquartered in Tennessee), Synovus Bank, Truist Bank, and Regions Bank, among many others including many community banks and credit unions. Additional key competitors in south Florida are JPMorgan Chase Bank National Association, PNC Bank National Association, and BankUnited.

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

Recently, some evolutionary pressures have arisen which may prove to be less incremental and more disruptive. For example, in financial planning and wealth management, companies that are not traditional banks, including both long-established firms (such as Vanguard) and new ones (such as Betterment), have developed highly-interactive systems and applications. These services compete directly with traditional banks in offering personal financial advice. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-

affluent customers and potential customers. We and other traditional banks offer similar services, but doing so risks cannibalizing traditional business models for these services.

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

Sources and Availability of Funds

Information concerning the sources and availability of funds for our businesses can be found in our 2019 MD&A (Item 7), including the subsection entitled

“Liquidity Risk Management,” on pages 90 and 91 of this Report, which material is are incorporated herein by reference.

---------------------------------
Statistical Information Required by Guide 3
---------------------------------

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 17

The statistical information required to be displayed under Item 1 pursuant to Guide 3, “Statistical Disclosure by Bank Holding Companies,” of the Exchange Act Industry Guides is incorporated herein by reference to our 2019 Financial Statements (Item 8) and our 2019 MD&A (Item 7). Certain information not contained in those Items, but required by Guide 3, is presented in the following tables.

FIRST HORIZON NATIONAL CORPORATION
ADDITIONAL GUIDE 3 STATISTICAL INFORMATION
ON DECEMBER 31
(Unaudited)

Investment Portfolio

(Dollars in thousands)	2019	2018	2017
Securities available-for-sale:
Government agency issued mortgage-backed securities & collateralized mortgage obligations	$4,019,009	$4,378,801	$4,847,234
U.S. treasuries	100	98	99
Other U.S. government agencies*	306,092	149,786	—
States and municipalities	60,526	32,573	—
Corporate and other debt securities	40,540	55,310	55,782
Other	19,136	9,902	267,140
Total securities available-for-sale	$4,445,403	$4,626,470	$5,170,255
Securities held-to-maturity:
Equity and other	$10,000	$10,000	$10,000
Total securities held-to-maturity	$10,000	$10,000	$10,000
*Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

Loan Portfolio

(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial:
Commercial, financial, and industrial	$20,051,091	$16,514,328	$16,057,273	$12,148,087	$10,436,390
Commercial real estate	4,337,017	4,030,870	4,214,695	2,135,523	1,674,935
Total Commercial	24,388,108	20,545,198	20,271,968	14,283,610	12,111,325
Consumer:
Consumer real estate	6,006,749	6,249,516	6,479,242	4,523,752	4,766,518
Permanent mortgage	170,390	222,448	287,820	423,125	454,123
Credit card and other	495,864	518,370	619,899	359,033	354,536
Total Consumer	6,673,003	6,990,334	7,386,961	5,305,910	5,575,177
Total Loans	$31,061,111	$27,535,532	$27,658,929	$19,589,520	$17,686,502

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 18

Short-Term Borrowings

(Dollars in thousands)	2,019	2,018	2,017
Federal funds purchased	$548,344	$256,567	$399,820
Securities sold under agreements to repurchase	716,925	762,592	656,602
Trading liabilities	505,581	335,380	638,515
Other short-term borrowings	2,253,045	114,764	2,626,213
Total	$4,023,895	$1,469,303	$4,321,150

Maturities of Certificates of Deposit $100,000 and more on December 31, 2019

	0-3	3-6	6-12	Over 12
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposits $100,000 and more	$847,872	$895,228	$552	$421,340	$2,164,992

Contractual Maturities of Commercial Loans on December 31, 2019

		After 1 year	After 5 years
(Dollars in thousands)	Within 1 year	Within 5 years	Within 10 years	After 10 Years	Total
Commercial, financial, and industrial	$7,585,357	$9,276,468	$2,178,626	$1,010,640	$20,051,091
Commercial real estate	899,229	2,583,227	738,183	116,378	4,337,017
Total	$8,484,586	$11,859,695	$2,916,809	$1,127,018	$24,388,108
For maturities over one year:
Interest rates - floating		$8,764,153	$1,615,535	$812,593	11,192,281
Interest rates - fixed		3,095,542	1,301,274	314,425	4,711,241
Total		$11,859,695	$2,916,809	$1,127,018	$15,903,522

----------------
ITEM 1A. RISK FACTORS
----------------

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 19

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

This Item highlights risks that could impact us in material ways by causing future results to differ materially from past results, by causing future results to differ materially from current expectations, or by causing material changes in our financial condition. In this Item we have outlined risks that we believe are important to us at the present time. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict all potential developments that could materially affect our financial performance or condition.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 20

TABLE OF ITEM 1A TOPICS

Topic	Page	Topic	Page
Traditional Competition Risks	20	Regulatory, Legislative, and Legal Risks	29
Traditional Strategic and Macro Risks	20	Risks of Expense Control	30
Industry Disruption	22	Geographic Risks	31
Operational Risks	23	Insurance	31
Risks from Economic Downturns and Changes	24	Liquidity and Funding Risks	32
Risks Associated with Monetary Events	25	Credit Ratings	32
Risks Related to Businesses We May Exit	25	Interest Rate and Yield Curve Risks	33
Legacy Mortgage Business Risks	26	Asset Inventories and Market Risks	34
Reputation Risks	26	Accounting & Tax Risks	35
Credit Risks	27	Stock-Holding and Governance Risks	36
Service Risks	29

Traditional Competition Risks

We are subject to intense competition for customers, and the nature of that competition is changing quickly. Our primary areas of competition for customers include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies (traditional and otherwise) that serve the markets which we serve. The emergence of non-traditional, disruptive service providers (see “Industry Disruption” beginning on page 22) has intensified the competitive environment.
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
We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for customers, refer to “Competition” within Item 1 beginning on page 16 of this report.
We compete for talent. Our most significant competitors for customers also are our most significant competitors for top talent. See “Operational Risks” beginning on page 23 of this Item 1A for additional information concerning this risk.
We compete to raise capital in the equity and debt markets. See “Liquidity and Funding Risks” beginning on page 32 of this Item 1A for additional information concerning this risk.

Traditional Strategic and Macro Risks

We may be unable to successfully implement our strategy to grow our commercial and consumer banking businesses and our fixed income business. Although our current strategy is expected to evolve as business conditions change, at present our strategy is primarily to invest resources in our banking and fixed income businesses. Growth is expected to be coordinated with a focus on strong and stable returns on capital. In the past four years we have mixed organic growth with tactical acquisitions and a strategic acquisition (Capital Bank). In 2020 we expect to close a tactical acquisition of 30 bank branches and a strategic merger-of-equals with IBKC.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 21

Organically, we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into other southeast U.S. markets with similar characteristics, and expanded with commercial lending and private client banking in the Houston, Texas market. We have made similar moves in our fixed income business.
In the future, we expect to continue to nurture profitable organic growth, especially after we combine and integrate the 30 branches and IBKC with our existing banking centers and operations. We may pursue other acquisitions if appropriate opportunities, within or outside of our current markets, present themselves.
Failure to achieve one or more key elements needed for successful organic growth would adversely affect our business and earnings. We believe that the successful execution of organic growth depends upon a number of key elements, including:

•	our ability to attract and retain customers in our banking market areas;

•	our ability to achieve and maintain growth in our earnings while pursuing new business opportunities;

•
in our fixed income business, our ability to maintain or strengthen our existing customer relationships while at the same time identifying and successfully executing upon opportunities to provide new or existing products and services to new or existing customers;

•
our ability to maintain a high level of customer service while optimizing our physical banking center count due to changing customer demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;

•	our ability to manage the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions; and

•	our ability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.
We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.
Failure to achieve one or more key elements needed for successful business acquisitions would adversely affect our business and earnings. To the extent we engage in bank or non-bank business acquisitions (including the two currently pending), we face various additional risks, including:

•	our ability to realize planned or hoped-for strategic and tactical objectives, including operating efficiencies and revenue synergies, within a reasonable time period after closing the transaction;

•	our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;

•	our ability to properly evaluate loss inherent in the target business’ loan portfolios;

•	our ability to integrate the acquired business’ operations, customers, and properties quickly and cost-effectively;

•	our ability to manage cultural assimilation risks associated with growth through acquisitions, which can be an often-overlooked and often-critical failure point in mergers;

•	our ability to combine the franchise values of the two companies without significant loss from re-branding and other similar changes; and

•	our ability to retain core customers and key employees.
In fourth quarter 2019, we re-branded our businesses and began re-branding our banking centers. That effort makes us somewhat more sensitive, for a time, to the risk that customers will experience confusion or “branding fatigue,” which may be exacerbated in 2020 when we complete the re-branding of our banking centers, convert the 30 acquired branches, and begin to convert IBKC businesses and locations to the First Horizon brands. Fortunately, some of the 30 branches, and most of IBKC’s branches, do not overlap with our banking center markets, which should help mitigate ill effects.
A type of strategic acquisition-a so-called “merger of equals” where the company we nominally acquire has similar size, operating contribution, or value-presents unique opportunities but also unique risks. Those special risks, which are present in the IBKC transaction, include:

•	the potential for elevated and duplicative operating expenses if we are unable to integrate the two companies efficiently in a reasonable amount of time; and

•	the potential for a significant increase in the time horizon that may be needed before substantial economies of scale can be realized or substantial revenue synergies can be developed effectively.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 22

Industry Disruption

Through technological innovations and changes in customer habits, the manner in which customers use financial services continues to change at a rapid pace. We provide a large number of services remotely (online and mobile), and physical banking center utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas.
Through digital marketing and service platforms, many banks are making customer inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms.
Companies as disparate as PayPal (an online payment clearinghouse) and Starbucks (a large chain of cafes) provide payment and exchange services which compete directly with banks in ways not possible traditionally.
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
For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent customers and potential customers, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend.
Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may greatly reduce the need for banks as financial deposit-keepers and intermediaries.

We believe that, over the course of the technology-driven evolution of our industry which is well underway, the “winners” will be those institutions which can know their customers and make those customers feel they are known, even when many customers increasingly do not visit banking centers or have face-to-face live interaction. Two keys to achieving a psychological connection with such customers are (1) data management and analytics, using artificial intelligence processes, which allow an institution to provide a differentiated, personalized experience for the customer at the point of interaction, and (2) seamless integration of real-time customer contact with a human being through voice, chat, or otherwise.
A critical factor in successful data analytics, allowing real-time differentiated interaction with customers, is how traditionally uncaptured, unstructured, or siloed data is acquired, managed, and accessed. Some banks are experimenting with different methods of addressing this business need, and more will follow. In addition, external vendors are developing processes to provide solutions. A basic challenge for all these efforts is how to integrate analysis of extremely disparate forms of data and utilize that analysis in each customer contact in a manner which most customers not only accept, but value.
Developing workable proprietary solutions to the data analytics challenges ahead of competitors requires substantial investment in information technology systems and innovation. Even with a substantial IT budget, we cannot outspend, or even come close to matching, the largest U.S. banking institutions. Therefore, like most U.S. banks, our strategy must be focused on leveraging products and solutions which are within our means, including those developed by external vendors. Our goal must be to keep pace with industry developments with a focus on improving the customer’s differentiated experience with us by recognizing and responding to customer needs.
Technological innovation has tended to reduce barriers to entry based on cost. Put another way, once someone finds a new, better method to accomplish a task in our industry, often others are able to replicate or improve on that method, sometimes quite rapidly. Key risks for us, therefore, are whether we will be able: to catch up to breakthroughs quickly enough to avoid customer attrition; to adopt and enhance breakthroughs frequently enough, and without significant technical failures, to attract customers from competitors; and, if we are able to truly innovate, to press our advantage quickly before competitors adopt it.
To thrive as our industry is disrupted, we will need to embrace some of the attitudes of a technology company,

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 23

and shed some of the attitudes of a traditional bank. This has and will continue to require an evolution in our corporate culture which, in turn, creates implementation risk. In this process it is critical that we not lose sight of how our customers experience working with us and our systems, including those customers who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who just want services to be convenient, personalized, and understandable.
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

Operational Risks

Fraud is a major, and increasing, operational risk for us and all banks. Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The methods used to perpetrate and combat fraud continue to evolve as technology changes. Our anti-fraud actions are both preventive (anticipating lines of attack, educating employees and customers, etc.) and responsive (remediating actual attacks). Our regulators require us and all banks to report fraud promptly. Regulators often advise banks of new schemes so that the entire industry can adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by employees or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, malware, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain customer service and compliance at high quality and low cost.

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
The operational functions we outsource to third parties may experience similar disruptions that could adversely impact us and over which we may have limited control and, in some cases, limited ability to obtain an alternate vendor quickly. To the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks may become more difficult.
The operational functions of business counterparties may experience disruptions that could adversely impact us and over which we may have limited or no control. For example, in recent years several major U.S. retailers, a major electronic mail provider, and a major credit reporting

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 24

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
Failure to build and maintain, or outsource, the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to customers, legal actions, and noncompliance with applicable regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Operational Risk Management” beginning on page 89 of our 2019 MD&A (Item 7).

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
Incentives might operate poorly or have unintended adverse effects. Incentive programs are difficult to design well, and even if well-designed often they must be updated to address changes in our business. A poorly designed incentive program-where goals are too difficult, too easy, or not well related to desired outcomes-could provide little useful motivation to key employees, could increase turnover, and could impact customer retention. Moreover, even where those pitfalls are avoided, incentive programs may create unintended adverse consequences. For example, a program focused entirely on revenue production, without proper controls, may result in costs growing faster than revenues.

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 25

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our customers. In response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates five times by 2017, in each case by a modest 25 basis points. It then raised rates four times, for a total of 100 basis points, in 2018. The last two raises were followed by substantial volatility in the U.S. stock market, and the last raise was accompanied by a substantial and broad stock market decline. In 2019 the Federal Reserve changed course again, cutting rates a total of 75 basis points. During the first two months of 2020, the Federal Reserve has signaled no clear up or down intentions for rates, indicating that future actions will depend upon changes in economic data.
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
Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption “Interest Rate and Yield Curve Risks” beginning on page 33.
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

Risks Related to Businesses We May Exit

We may be unable to successfully implement a disposition or wind-down of businesses or units which no longer fit our strategic plans. We could have closures and divestitures as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 26

Legacy Mortgage Business Risks

We have risks from the mortgage-related businesses we exited, including mortgage loan repurchase and loss-reimbursement risk, claims of improper foreclosure practices, claims of non-compliance with contractual and regulatory requirements, and the risk of higher default rates on loans made by our former businesses. In 2008 we exited our national mortgage and related lending businesses. However, in our non-strategic segment we still retain as assets a significant amount of loans that those businesses created. Most of those loans are secured by residential or other real estate situated across the U.S. We retain the risk of liability to customers and contractual parties with whom we dealt in the course of operating those businesses. These legacy assets and obligations continue to impose risks on us. Key risks include:

•
We are contending with, and defending litigation matters associated with, indemnity claims arising out of our former (pre-2009) mortgage origination and sale activities. The outcome of those matters is uncertain; losses in excess of current accruals (reserves) could be material. Although some types of new claims and actions no longer are legally viable due to the passage of time, others could still arise.

•
We could be subject to claims that servicing-related actions were done improperly, or improperly were not done. Although we may be able to demand indemnity in cases where servicing was performed on our behalf by another institution, there is risk that such an indemnity demand could be refused by the institution or rejected by an appropriate court.

Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations” beginning on page 93, “Obligations from Pre-2009 Mortgage Businesses” beginning on page 93, “Repurchase Accrual Methodology” beginning on page 93, “Foreclosure Practices” beginning on page 96, and “Contingent Liabilities” beginning on page 99 of our 2019 MD&A (Item 7); and under the captions “Material Matters” and “Exposures from pre-2009 Mortgage Business,” both beginning on page 173, within Note 17-Contingencies and Other Disclosures, of our 2019 Financial Statements (Item 8).

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
Additional information concerning risks related to former servicing and foreclosure practices and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth under the captions “Repurchase Accrual Methodology” beginning on page 93, “Foreclosure Practices” beginning on page 96, and “Contingent Liabilities” beginning on page 99 of our 2019 MD&A (Item 7; and under the caption “Exposures from pre-2009 Mortgage Business” beginning on page 173, within Note 17-Contingencies and Other Disclosures, of our 2019 Financial Statements (Item 8).
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 27

also may adversely impact our reputation. In addition, negative perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Senior management oversees processes for reputation risk monitoring, assessment, and management.
Damage to our reputation could hinder our ability to access the capital markets or otherwise impact our liquidity, could hamper our ability to attract new customers and retain existing ones, could impact the market value of our stock, could create or aggravate regulatory difficulties, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, also may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk.
Political and social fragmentation in the U.S., combined with access to social media platforms, can increase reputation risk in ways that might not be easily avoided by traditional means. The predominant culture within the banking industry remains traditional: in order to preserve their business reputations, banks generally prefer to avoid direct, public involvement in political or social controversy. Increasingly, though, certain groups-having highly specific political or social agendas and with the ability to communicate their views effectively using social media platforms-have made it more difficult to maintain a traditional approach. One group, for example, may publicly criticize a bank for having, as a customer, a business which “exploits” persons of limited financial means, while another group may criticize a bank for failing to have, as a customer, the same business which “serves” such persons in neighborhoods that many businesses avoid. As another example, a group may demand that a bank cease doing business with a specific business customer based on the customer’s industry or a specific business practice because that industry or practice, though legal, is objectionable to that group. While the potential for such demands has always existed, special interest groups today are more able and willing to publicize their criticisms, and some are willing to use factual exaggerations and inflammatory language in stating their views to the public. Those criticisms, in turn, ultimately may be acted upon by legislators or regulators.

Credit Risks

We face the risk that our customers may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. In the most recent credit cycle, net charge-offs were $131.8 million in 2007, and increased to $572.8 million and $832.3 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline, $12.5 million in 2017, $16.1 million in 2018, and $27.1 million in 2019. In recent years, our loan loss reserves also have declined from high levels. The allowance for loan loss was $200.3 million as of December 31, 2019, down substantially from $896.9 million and $849.2 million at year-end 2009 and 2008, respectively. We have experienced very low levels of charge-offs in recent years, and have experienced some loan-loss recoveries from loans that were charged off during the last down cycle. Net charge-offs should increase at some point when the credit cycle moves into its next phase.
Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan customers and other counterparties and the value of any collateral, including real estate, among other things. We further manage credit risk by diversifying our loan portfolio, by managing its granularity, by following per-relationship lending limits, and by recording and managing an allowance for loan losses based on the factors mentioned above and in accordance with applicable accounting rules. We further manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance of having too much risk concentrated with any single counterparty.
We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption “Accounting & Tax Risks” beginning on page 35, these guidelines and rules could change and cause provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. (In fact, as mentioned there, starting January 1, 2020, such an accounting change is applicable to us.) Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve, OCC, or other banking regulators.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 28

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
If interest rates rise, default risk also rises. As borrowers’ obligations to pay interest increase, financial weaknesses become more evident. Initially this results in lower consumer credit scores and lower commercial loan grading, and later results in higher default rates.
Credit losses tend to increase and decrease in a cyclical manner. Although the duration and timing of any given credit cycle is impossible to predict accurately, it is clear that we and other U.S. banks recently have experienced an extended period of very low credit losses, and that period followed several years of extremely high losses. It is inevitable that credit losses will rise well beyond current levels when the next cycle begins. It is extremely difficult for banks, and for investors, to know when an uptick in credit loss is merely idiosyncratic or instead portends a major credit cycle change.
The composition of our loan portfolio inherently increases our sensitivity to certain credit risks. At December 31, 2019, approximately 65% of total loans consisted of the commercial, financial, and industrial (C&I) category, while approximately 19% consisted of the consumer real estate category.
The largest component of the C&I category at year end was loans to mortgage companies, a component which represented about 22% of the C&I category at that time. The second largest component was loans to finance and insurance companies. As a result, approximately 36% of the C&I category was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.
The consumer real estate category contains a number of concentrations which affect credit risk assessment of the category.

•	Product concentration. The consumer real estate category consists primarily of consumer installment loans, and much of the remainder consists of home equity lines of credit.

•	Collateral concentration. This entire category is secured by residential real estate. Approximately 20% of the category consists of loans secured on a second-lien basis.

•
Geographic concentration. At year end about 54% of the category related to Tennessee customers, 15% related to North Carolina, 13% related to Florida, 3% related to California, and no other state represented more than 3% of the category.

•
Legacy concentration. We still have approximately $.8 billion of loans originated before 2009 by our legacy national mortgage lending business. Those include loans we originated and did not sell, along with loans we have repurchased in the course of resolving claims with loan buyers. Our legacy loan portfolio continues to shrink, but the rate of shrinkage is slowing.

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
Volatility in the oil & gas industry can impact us. Our Houston office specializes in commercial lending. That office significantly focuses on three areas: energy, commercial real estate (CRE), and commercial, financial, & industrial (C&I). Much of our Houston business is connected, at least in part, to the energy industry, especially oil and gas production and distribution. In addition to general credit and other risks mentioned elsewhere in this Item 1A, the energy business and related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Significant oil-price volatility can and often does impact our overall business in this industry by increasing charge-offs and reducing demand for loans.
Additional information concerning credit risks and our management of them is set forth under the captions “Asset Quality-Trend Analysis of 2019 Compared to 2018” beginning on page 65, “Commercial Loan Portfolios” beginning on page 65, “Consumer Loan Portfolios” beginning on page 71, “Credit Risk Management” beginning on page 90, and “Allowance for Loan Losses” beginning on page 97 of our 2019 MD&A (Item 7).

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 29

Service Risks

We provide a wide range of services to customers, and the provision of these services may create claims against us that we provided them in a manner that harmed the customer or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions “Operational Risk Management” and “Compliance Risk Management,” beginning on pages 89 and 90, respectively, of our 2019 MD&A (Item 7).

Regulatory, Legislative, and Legal Risks

The regulatory environment continues to be challenging. We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.
We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See “Supervision and Regulation” in Item 1 of this report, beginning on page 8, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways.
The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.
We and our Bank both are required to maintain certain regulatory capital levels and ratios. U.S. capital standards are discussed in Item 1 of this report, in tabular and narrative form, under the caption “Capital Adequacy” starting on page 11. Pressures to maintain appropriate capital levels and address business needs in a changing economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.
Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions “Capital Adequacy” and “Prompt Corrective Action (PCA)” in Item 1 of this report beginning on pages 11 and 12, respectively; under the captions “Capital-2019 Compared to 2018,” “Capital Risk Management and Adequacy,” and “Market Uncertainties and Prospective Trends” beginning on pages 63, 89, and 96, respectively, of our 2019 MD&A (Item); and under the caption “Regulatory Capital” in Note 12-Regulatory Capital and Restrictions, beginning on page 164 of our 2019 Financial Statements (Item 8).
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
Typically, we are unable to estimate our loss exposure from legal claims until relatively late in the litigation process, which can make our financial recognition of loss from litigation unpredictable and highly uneven from one period to the next. For most of our pending legal matters we have established either no accrual (reserve) or no significant reserve. Financial accounting guidance requires that litigation loss be both estimable and

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 30

probable before a reserve may be established (recorded as a liability on our balance sheet). Under that guidance, reserves typically are not established for most litigation matters until after preliminary motions to dismiss or to narrow the case are resolved, after discovery is substantially in process, and (in many cases) after preliminary overtures regarding settlement have occurred. Potentially significant cases often are pending for years before any loss is recognized and a reserve is established. Moreover, many cases experience relatively little progress toward resolution for a long period followed by a brief period of rapid development. Lastly, although most cases are resolved with little or no loss to us, for the others our loss typically is recognized either all at once (near the time of resolution) or very unevenly over the life of the case.
Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption “Legacy Mortgage Business Risks” beginning on page 26 of this report; under the captions “Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations,” “Repurchase Accrual Methodology,” “Market Uncertainties and Prospective Trends,” and “Contingent Liabilities” beginning on pages 93, 93, 96, and 99, respectively, of our 2019 MD&A (Item 7); and under the caption “Contingencies” in Note 17-Contingencies and Other Disclosures, beginning on page 172 of our 2019 Financial Statements (Item 8).
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

Data privacy is becoming a major political concern. The laws governing it are new, and are likely to evolve and expand. Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Data Privacy Protection Act. Neither is a banking industry regulation, but both apply to banks in relation to certain customers. Further general regulation to protect data privacy appears likely, and banking industry regulations might be enlarged as well.
Public expectations concerning corporate controls on emissions of carbon dioxide, methane, and other greenhouse gases could increase our operating costs in the future without a corresponding increase in revenue, could curtail some aspects of our business, or both. At present, environmental regulations do not require us to monitor the direct or indirect greenhouse gas emissions associated with building, operating, or maintaining our physical facilities, nor are we taxed or fined in relation to those emissions, because such gases generally are not considered to be pollutants under federal law. Changing expectations could pressure us to physically measure, monitor, and curtail direct emissions and to estimate indirect emissions or impacts, and eventually could result in legal requirements to take those actions or to pay for measured or estimated emissions. Whether or not legally required, any such actions that we take would increase our operating costs. In addition, such expectations could pressure us to discontinue business relationships with certain customers, or groups of customers, that have suboptimal reputations for emissions.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term survival and prosperity but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change-whether by acquisition, expansion, or contraction-additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 31

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

Geographic Risks

We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact Tennessee and neighboring states where we do our traditional banking business. If the southeastern U.S. were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: earthquakes in Memphis; hurricanes in Florida, the Carolina coasts, or the Texas coast; a major change in health insurance laws impacting the many healthcare companies in middle Tennessee; and automotive industry plant closures.
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
When we self-insure certain exposures, our estimates of future expenditures may be inadequate for the actual expenditures that occur. For example, we self-insure our employee health-insurance benefit program. We estimate future expenditures and establish accruals (reserves) based

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 32

on the estimates. If actual expenditures were to exceed our estimates in a future period, our future expenses could be adversely and unexpectedly increased.

Liquidity and Funding Risks

Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2019 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.
Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions. If interest rates rise, deposit levels in our Bank might fall, perhaps fairly quickly if a tipping point is reached, as depositors become more comfortable with risk and seek higher returns in other vehicles. This could pressure us to raise our deposit rates, which could shrink our net interest margin if loan rates do not rise correspondingly.
The market among banks for deposits may be impacted by current capital rules. Those rules generally provide favorable treatment for core deposits. Institutions with less than $100 billion of assets are not required to maintain a minimum Liquidity Coverage ratio. At or above $100 billion, the requirement increases with size and certain activities. The largest banks, which must maintain the highest minimum ratio, may be incented to compete for core deposits vigorously. Although mid-sized banks, like ours, are only lightly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.

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

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. FHN and the Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Fitch Ratings, is considered investment grade for many purposes. At December 31, 2019, both rating agencies rated the unsecured senior debt of FHN and of the Bank as investment grade.  The ratings outlook was stable from

Moody’s and from Fitch for both FHN and the Bank. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 33

buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.
Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business may have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.
Reductions in our credit ratings could allow some counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. Under our margin agreements, we are required to post collateral in the amount of our derivative liability positions with most derivative counterparties. At this time, those of our ISDA master agreements which have ratings triggers reference the lower of Standard & Poor’s Financial Services LLC or Moody’s ratings. If a credit rating downgrade had occurred as of December 31, 2019, the maximum specified additional collateral we would have been required to post would have been approximately $1 million.

Interest Rate and Yield Curve Risks

We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. A significant portion of our funding comes from short-term and demand deposits, while a significant portion of our lending and investing is in medium-term and long-term instruments. Changes in interest rates directly impact our revenues and expenses, and could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. In addition, our fixed income segment tends to perform better when rates decline or markets are volatile, which tends to partially offset net interest margin compression.
A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve simply shows the interest rates applicable to short and long term debt. The curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates are nearly equal to long-term rates; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve usually is upwardly sloped (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (sloped downward), which happened several times in 2018 and 2019. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business.
We appear to be in a waiting period in terms of interest rate policy; the uncertainties of the direction, magnitude, and timing of future rate actions could adversely affect us. The Federal Reserve raised short-term rates by 0.25% four times in 2018 and reduced rates by 0.25% three times in 2019. The 2018 actions flattened the yield curve. The 2019 actions steepened the curve only very modestly. The Federal Reserve has signaled no direction for rate changes in 2020 or 2021. If rates in fact remain stable and market participants come to expect long-term stability, the yield curve may steepen to a more normal shape, which should benefit us. However, in the meantime, in many respects the impact on us of uncertain interest rate policy is likely to be uneven, with benefits and detriments that are difficult to predict. See “Risks Associated with Monetary Events” beginning on page 25 of this report for additional information.
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
The likely discontinuance of LIBOR as a viable benchmark rate after 2021 may adversely affect our business and our operating results. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (LIBOR), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR as currently operated may not continue after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. There are serious doubts that LIBOR will continue after 2021 in a form that will be practical.
At this time, it is not clear which rate or rates may become accepted alternatives to LIBOR. The leading alternative rate in the U.S., the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York, is not directly comparable to LIBOR and cannot easily or simply be substituted for it in outstanding instruments. Key differences between the two are: SOFR is

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 34

based on secured lending, LIBOR is not; and SOFR historically has been published only as an overnight rate, while LIBOR is published in several short-term maturity periods. (Starting in March 2020, a compounded average SOFR will be published for periods of 30, 90, and 120 days, which is intended to address the latter difference.) It is impossible to predict the effect of SOFR or any other alternatives on the value of LIBOR-based securities and variable rate loans.
Our primary exposures to LIBOR are in variable-rate loans and in hedging transactions. We are not able to determine the impact on us that LIBOR discontinuance will have. The simplicity and long history of using LIBOR, the lack of a definite alternative, and the possibility that different alternatives ultimately may be used in different circumstances, means that LIBOR continues to be used in many new instruments.
In addition, it is not known how a transition away from LIBOR, or to a new version of LIBOR, will impact our ability to use hedge accounting after 2021. However, accounting and tax agencies have issued preliminary guidance that should ease that transition.
A few instruments issued by us, including the Bank’s Class A Non-Cumulative Perpetual Preferred Stock and

certain trust preferred obligations, have floating rate terms based on LIBOR. As mentioned above, it is not known whether LIBOR will continue after 2021 in a workable form. We have risk that an adverse outcome of the LIBOR transition after 2021 could increase our interest, dividend, and other costs relative to those instruments. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if LIBOR were to continue indefinitely, unchanged. Additionally, a transition from LIBOR could adversely impact or change our hedge accounting practices.

Asset Inventories and Market Risks

The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to customers, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.4 billion for 2019, $1.6 billion for 2018, and $1.2 billion for 2017. Average fixed income trading liabilities (short positions) were $0.5 billion, $0.7 billion, and $0.7 billion for 2019, 2018, and 2017, respectively. Average loans held for sale in our fixed income business were $0.5 billion, $0.6 billion, and $0.3 billion for 2019, 2018, and 2017. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption “Market Risk Management” beginning on page 87 of our 2019 MD&A (Item 7).

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
An example of that linkage is our obligation to fund our pension plan so that it may satisfy benefit claims in the future. Our pension funding obligations generally depend upon actuarial estimates of benefits claims, the discount rate used to estimate the present values of those claims, and estimates of plan asset values. Our obligations to fund the plan can be affected by changes in any of those three factors. Accordingly, our obligations diminish if the plan’s investments perform better than expectations or if estimates are changed anticipating better performance, and can grow if those investments perform poorly or if expectations worsen. A rise in interest rates is likely to negatively impact the values of fixed income assets held in the plan, but would also result in an increase in the discount rate used to measure the present value of future benefit payments. Similarly, our obligations can be impacted by changes in mortality tables or other actuarial inputs. We manage the risk of rate changes by investing

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 35

plan assets in fixed income securities having maturities aligned with the expected timing of payouts. Because there are no new participants, the actuarial-input risk should slowly diminish over time.
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

Accounting & Tax Risks

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.
We lack first-hand visibility regarding certain loans, other assets, or liabilities which increases the risk that our estimates may be inaccurate. For example, interagency supervisory guidance related to practices for loans and lines of credit secured by junior liens on 1-4 family residential properties requires that the performance of the first lien should be considered when assessing the collectability and inherent loss of a performing junior lien. We own and service a consumer real estate portfolio that is primarily composed of home equity lines and installment loans. As of December 31, 2019, that amount was $6.0 billion. As of December 31, 2019, approximately $.9 billion, or 15%, of the consumer real estate portfolio consisted of stand-alone second liens while $.1 billion, or 2%, were second liens whose first liens are owned or serviced by FHN. We are not able to actively monitor the performance status of the first liens that are serviced by others. We obtain first lien performance information from third parties and through loss mitigation activities, and we place a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. It is possible that if our evaluation methods change or information sources otherwise improve our additions to nonperforming loans may be material.
Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry.
One such accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially revises the measurement and recognition of credit losses for certain assets, including most loans, in a manner that will substantially and adversely change when and how we recognize loan loss. ASU 2016-13 is effective for us on January 1, 2020. Under ASU 2016-13, when we make or acquire a new loan that is covered by the standard, we will be required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter that the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods and our experience with other, similar loans. In contrast, the current accounting standard

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 36

delays recognition of credit loss until loss is “probable” (very likely). We adopted ASU 2016-13 and CECL accounting starting in 2020, with the impact on regulatory capital having a short phase-in period. Starting in 2020, recognition of estimated credit loss will be significantly accelerated compared to pre-CECL practice. Additional information concerning ASU 2016-13 and its effects upon us appears in Note 1-Summary of Significant Accounting Policies within our 2019 Financial Statements (Item 8), under the heading “Accounting Changes Issued but Not Currently Effective” beginning on page 132, which information is incorporated into this Item 1A by reference.
In comparison with former (pre-2020) standards, CECL accounting likely will: result in a significant increase in our loan loss provision (expense) and allowance (reserve) during any period of loan growth, including organic growth and growth created by acquisition or merger; through the increased provision, adversely impact our earnings and, correspondingly, our regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year, especially during times when the economy is in transition. Moreover, CECL creates an incentive for banks to reduce new lending in the “down” part of the economic cycle in order to reduce loss recognition and conserve regulatory capital. That perverse incentive could, nationwide, prolong a down cycle in the economy and delay a recovery.
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

Stock-Holding and Governance Risks

The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may become unable to pay dividends to us without regulatory approval. We primarily depend upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred stockholders, and to service our outstanding debt. Regulatory constraints might prevent the Bank from declaring and paying dividends to us in 2020 without regulatory approval. Applying the applicable regulatory rules, at January 1, 2020, the Bank could legally declare cash dividends on the Bank's common or preferred stock of approximately $331.2 million without obtaining regulatory approval.
Also, we are required to provide financial support to the Bank. Accordingly, at any given time a portion of our funds may have to be used for that purpose and therefore would be unavailable for dividends.
Furthermore, the Federal Reserve has issued policy statements generally requiring insured banks and bank holding companies only to pay dividends out of current operating earnings. The Federal Reserve has released a supervisory letter advising bank holding companies, among other things, that as a general matter a bank holding company should inform the Federal Reserve and should eliminate, defer or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
Our stockholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common stockholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and additional issuances could be at a sales price which is dilutive to current stockholders. We may also issue equity securities directly as consideration for acquisitions we may make that would be dilutive to stockholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically.
The IBKC merger, for example, will result in a significant increase in our outstanding shares. We estimate that immediately after the IBKC merger, FHN will issue to former IBKC shareholders FHN common

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 37

shares representing about 44% of our post-closing outstanding shares; legacy FHN shareholders will own only about 56% of the post-closing outstanding shares. We hope to mitigate the financial and economic (per-share) dilutive effects of that issuance by integrating IBKC’s businesses and operations with our current businesses and operations effectively and at an acceptable level of cost, and as a result achieving net expense reductions and net revenue increases in comparison with the two companies on a stand-alone basis. A key risk is that we will fail to achieve one or more of those results.
Our issuance of preferred stock raises regulatory capital without issuing common shares, but creates or expands our general obligation to pay all preferred dividends ahead of any common dividends. Currently we have two series of preferred stock outstanding, one issued by the Bank and one by FHN. After the IBKC merger closes, FHN will have outstanding three additional series of preferred stock. Subject to capital needs and market conditions, additional series may be issued in the future.
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
Certain legal rights of holders of our stock to pursue claims against us are limited by our bylaws. Our bylaws have an exclusive forum clause which provides, unless we consent in writing to an alternative forum, that a state or federal court located within Shelby County in the State of Tennessee will be the sole and exclusive forum for (i) any derivative action or proceeding brought in the right of FHN, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of FHN to FHN or its shareholders, (iii) any action asserting a claim against FHN or any director, officer or other employee of FHN arising pursuant to any provision of the Tennessee Business Corporation Act, of FHN’s charter, or of its bylaws, or (iv) any action asserting a claim against FHN or any director, officer or other employee of FHN that is governed by the internal affairs doctrine.
The bylaws’ exclusive forum clause may have the effect of discouraging lawsuits against FHN or its directors, officers or other employees, or against the depositary, as applicable. The clause also may lead to increased costs to bring a claim, or may limit the ability of holders of FHN’s stock to bring a claim in a judicial forum they find favorable.
In addition, to the fullest extent permitted by law, the exclusive forum clause will apply to any actions or proceedings described in the four categories specified above that arise or purport to arise under the federal securities laws, including those under the Securities Act of 1933, as amended, and/or the Securities Exchange Act of 1934, as amended. To the extent the exclusive forum clause restricts the courts in which holders of our stock may bring claims arising under the federal securities laws, there is uncertainty as to whether a court would enforce the clause. The exclusive forum clause does not mean that holders of FHN’s stock have waived FHN’s obligations to comply with the federal securities laws and the rules and regulations thereunder.

---------------------------
ITEM 1B. UNRESOLVED STAFF COMMENTS
---------------------------

Not applicable.

-------------
ITEM 2. PROPERTIES
-------------
We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations.
Our banking centers (in our Regional Banking segment) and our FHN Financial offices (in our Fixed Income segment), in the aggregate, remain important to our ability to deliver financial services to a large portion of our customers. For many years, banking center usage by customers has slowly declined, and for many years we have slowly consolidated banking center locations in response to changing utilization patterns. We expect that long-term trend to continue. Information concerning our business locations, including banking centers and FHN Financial offices, at year-end 2019 is provided in Item 1 of this report under the caption “Physical Business Locations” beginning on page 4, which information is incorporated into this Item 2 by this reference.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 38

In addition to the banking centers and FHN Financial offices mentioned in Item 1, we own or lease other offices and office buildings such as our headquarters building at 165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain banking centers or FHN Financial offices, primarily they are used for operational and administrative functions. Our operational and administrative offices are located in several cities where we have banking centers.
At December 31, 2019, we believe our physical properties are suitable and adequate for the businesses we conduct.

-------------------
ITEM 3. LEGAL PROCEEDINGS
-------------------

The “Contingencies” section from Note 17-Contingencies and Other Disclosures, appearing on pages 172-174 of our

2019 Financial Statements (Item 8), is incorporated herein by reference.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 39

-----------------------
ITEM 4. MINE SAFETY DISCLOSURES
-----------------------

Not applicable.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 40

--------------------------
SUPPLEMENTAL PART I INFORMATION
--------------------------

Executive Officers of the Registrant

The following is a list of our executive officers, along with certain supplemental information, all presented as of February 20, 2020. The executive officers generally are elected at the April meeting of our Board of Directors (following the annual meeting of shareholders) for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
John M. Daniel Age: 65
Executive Vice President-Chief Human Resources Officer of FHN & the Bank (2006)
Mr. Daniel joined FHN as the Executive Vice President in charge of human resources in 2006. From 2001 to 2006, Mr. Daniel was the Executive Vice President in charge of human resources for Regions Financial Corporation.

Jeff L. Fleming Age: 58
Executive Vice President-Chief Accounting Officer and Corporate Controller of FHN & the Bank (2012); principal accounting officer
Mr. Fleming became Executive Vice President-Chief Accounting Officer in 2012. He first joined FHN in the Accounting Division in 1984. From 2010 to 2011 he was Executive Vice President-Corporate Controller, from 2008 to 2010 he was Senior Vice President-Corporate Controller and from 2004 to 2008 he was Senior Vice President - Director of Corporate Accounting.

D. Bryan Jordan Age: 58
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

Michael E. Kisber Age: 61
President-FHN Financial of FHN & the Bank (2011)
Mr. Kisber became President of the Bank’s FHN Financial division in 2011. He joined FHN Financial in 1993 as a sales representative. In 2006 he became Head of Sales and an Executive Vice President, and in 2008 he became Director of Fixed Income.

William C. Losch III Age: 49
Executive Vice President-Chief Financial Officer of FHN & the Bank (2009); principal financial officer
Mr. Losch joined FHN as Executive Vice President-Chief Financial Officer in 2009. From 1997 to 2009, Mr. Losch was with Wachovia Corporation and its predecessors. Most recently he served as Senior Vice President and Chief Financial Officer of its Retail and Small Business Banking unit from 2003 to 2005, and as Senior Vice President and Chief Financial Officer of its General Bank unit from 2006 to 2009.

David T. Popwell Age: 60
President-Banking of FHN & the Bank (2013)
Mr. Popwell became President of the Bank’s regional banking business in 2013. In 2011 and 2012 Mr. Popwell was Executive Vice President-Regional Banking and Banking Chief Operating Officer for FHN and the Bank. From 2008 to 2011 Mr. Popwell was the Banking Chief Operating Officer of the Bank, and from 2007 to 2008 Mr. Popwell was the Market Manager for the Bank’s Mid-South Market. From 2004 to 2007 Mr. Popwell was President of SunTrust Bank-Memphis, and prior to that was an Executive Vice President of National Commerce Financial Corp.

Susan L. Springfield Age: 55
Executive Vice President-Chief Credit Officer of FHN & the Bank (2013)
Ms. Springfield became Executive Vice President-Chief Credit Officer in 2013. She has served the Bank in various capacities since 1998. Most recently: in 2011 she was Executive Vice President-Commercial Banking; from 2009 to 2010 she was Executive Vice President - Commercial Credit Risk Executive; and from 2005 to 2008 she was Executive Vice President-Commercial Credit Risk Manager.

Charles T. Tuggle, Jr. Age: 71
Executive Vice President-General Counsel of FHN & the Bank (2008)
Mr. Tuggle became Executive Vice President-General Counsel in 2008. From 2003 to 2007 Mr. Tuggle was an Executive Vice President of the Bank’s FHN Financial division; during that time prior to 2007 Mr. Tuggle served as Chief Risk Officer of FHN Financial. From 1998 to 2003 Mr. Tuggle was Chairman and Chief Executive Officer of the law firm Baker, Donelson, Bearman, Caldwell & Berkowitz, PC.

Yousef A. Valine Age: 60
Executive Vice President-Chief Operating and Risk Officer of FHN & the Bank (2018)
Mr. Valine became Executive Vice President-Chief Operating and Risk Officer in 2018. He joined FHN in 2009 as Executive Vice President-Corporate Risk Management, and became Executive Vice President-Chief Risk Officer in 2010. From 1985 until 2009, Mr. Valine was with Wachovia Corporation, most recently serving as Executive Vice President and Chief Operating Officer of its enterprise-wide risk management division from 2007 until 2009, as the head of its Institutional Risk Group in 2006, and as its chief operational risk officer in 2005.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 41

In addition, in November, 2019, FHN designated Tammy S. LoCascio to replace John M. Daniel as Executive Vice President-Chief Human Resources Officer of FHN and of the Bank following the closing of the IBKC merger in 2020. Ms. LoCascio and FHN signed a retention agreement at the time of her designation, the form of which was filed as an exhibit to FHN’s Current Report on Form 8-K filed on November 7, 2019, and which is listed as Exhibit 10.6(j) in Item 15 of this report.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Tammy S. LoCascio Age: 51
Executive Vice President-Consumer Banking of the Bank (2016)
Ms. LoCascio joined FHN in 2011. She has held several positions with the Bank, most recently Executive Vice President-Director of Retail Banking. In her current role, she leads the Retail, Private Client/Wealth Management, Mortgage, and Small Business units.

PART II

--------------------------------------
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS, AND
ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------

Market for Our Common Stock; Dividends

Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN. As of December 31, 2019, there were approximately 8,543 shareholders of record of our common stock. Additional information is incorporated herein by reference to the following: Table 31-Summary of Quarterly Financial Information (page 100), Selected

Financial and Operating Data table (page 43), and “Liquidity Risk Management” (beginning on page 90) within our 2019 MD&A (Item 7); and “Restrictions on dividends” within Note 12-Regulatory Capital and Restrictions, appearing on page 165 of our 2019 Financial Statements (Item 8).

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

Additional information concerning repurchase activity during the final three months of 2019 is presented in Tables 13a and 13b, and the surrounding notes and other text under the caption “Common Stock Purchase Programs” beginning on page 65 of our 2019 MD&A (Item 7), which information is incorporated herein by this reference.

Total Shareholder Return Performance Graph
Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this annual report in whole or in part, the following Total Shareholder Return Performance Graph shall not be incorporated by reference into any such filings.
The following graph compares the yearly percentage change in our cumulative total shareholder return with returns based on the Standards and Poor's 500 and Keefe, Bruyette & Woods Regional Bank Indices. The following graph assumes $100 is invested on December 31, 2014 and dividends are reinvested. Returns are market-capitalization weighted.
Source: Bloomberg

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 42

-----------------------
ITEM 6. SELECTED FINANCIAL DATA
-----------------------
The information called for by this Item is incorporated herein by reference to the Selected Financial and Operating Data table appearing on page 43 of our 2019 MD&A (Item 7).

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 43

---------------------------
ITEM 7. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
---------------------------

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 44

SELECTED FINANCIAL AND OPERATING DATA

(Dollars in millions except per share data)	2019		2018		2017		2016		2015
Net income	$452.4		$556.5		$177.0		$238.5		$97.3
Income available to common shareholders	434.7		538.8		159.3		220.8		79.7
Common Stock Data
Earnings per common share	$1.39		$1.66		$0.66		$0.95		$0.34
Diluted earnings per common share	1.38		1.65		0.65		0.94		0.34
Cash dividends declared per common share	0.56		0.48		0.36		0.28		0.24
Book value per common share	15.04		13.79		12.82		9.90		9.42
Closing price of common stock per share:
High	17.28		20.61		20.76		20.61		16.20
Low	13.37		12.40		16.05		11.62		12.31
Year-end	16.56		13.16		19.99		20.01		14.52
Cash dividends per common share/year-end closing price	3.4%		3.6%		1.8%		1.4%		1.7%
Cash dividends per common share/diluted earnings per common share	40.6%		29.1%		55.4%		29.8%		70.6%
Year-end price/earnings ratio	12.0	x	8.0	x	30.8	x	21.3	x	42.7	x
Market capitalization	$5,157.9		$4,192.4		$6,531.5		$4,674.8		$3,464.3
Average shares (thousands)	313,637		324,375		241,436		232,700		234,189
Average diluted shares (thousands)	315,657		327,445		244,453		235,292		236,266
Period-end shares outstanding (thousands)	311,469		318,573		326,736		233,624		238,587
Volume of shares traded (thousands)	824,843		898,276		790,153		574,196		562,553
Selected Average Balances
Total assets	$41,744.3		$40,225.5		$29,924.8		$27,427.2		$25,636.0
Total loans, net of unearned income	29,188.6		27,213.8		20,104.0		18,303.9		16,624.4
Securities available-for-sale	4,500.1		4,718.3		4,021.6		4,002.1		3,692.3
Earning assets	37,165.5		35,676.6		27,461.0		25,180.1		23,456.2
Total deposits	32,403.0		30,903.1		23,072.1		20,898.8		18,753.7
Total term borrowings	1,117.0		1,211.9		1,077.3		1,130.2		1,557.2
Common equity	4,529.8		4,226.5		2,579.3		2,300.4		2,190.1
Total equity	4,920.9		4,617.5		2,970.3		2,691.5		2,581.2
Selected Period-End Balances
Total assets	$43,310.9		$40,832.3		$41,423.4		$28,555.2		$26,192.6
Total loans, net of unearned income	31,061.1		27,535.5		27,658.9		19,589.5		17,686.5
Securities available-for-sale	4,445.4		4,626.5		5,170.3		3,943.5		3,929.8
Earning assets	38,572.1		36,201.0		36,953.5		26,280.2		23,971.5
Total deposits	32,429.5		32,683.0		30,620.4		22,672.4		19,967.5
Total term borrowings	791.4		1,171.0		1,218.1		1,040.7		1,312.7
Common equity	4,685.0		4,394.3		4,189.4		2,314.0		2,248.5
Total equity	5,076.0		4,785.4		4,580.5		2,705.1		2,639.6
Selected Ratios
Return on average common equity (a)	9.60%		12.75%		6.18%		9.60%		3.64%
Return on average tangible common equity (b) (c)	14.71		20.28		7.23		10.59		3.97
Return on average assets (d)	1.08		1.38		0.59		0.87		0.38
Net interest margin (e)	3.28		3.45		3.12		2.94		2.83
Allowance for loan losses to loans	0.64		0.66		0.69		1.03		1.19
Net charge-offs to average loans	0.09		0.06		0.06		0.10		0.19
Total period-end equity to period-end assets	11.72		11.72		11.06		9.47		10.08
Tangible common equity to tangible assets (c)	7.48		7.15		6.57		7.42		7.82
Common equity tier 1 ratio	9.20		9.77		8.88		9.94		10.45
See accompanying notes to consolidated financial statements.
Numbers may not add due to rounding.
N/A- Not applicable
(a) Calculated using net income/(loss) available to common shareholders divided by average common equity.
(b) Calculated using net income/(loss) available to common shareholders divided by average tangible common equity.
(c) Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in table 32.
(d) Calculated using net income divided by average assets.
(e) Net interest margin is computed using total net interest income adjusted to a FTE basis assuming a statutory federal income tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017, and, where applicable, state income taxes.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 45

FIRST HORIZON NATIONAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
GENERAL INFORMATION
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864. FHN's sole class of common stock, $.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN.
FHN is the parent company of First Horizon Bank (formerly First Tennessee Bank National Association ("FTBNA")). First Horizon Bank's principal divisions and subsidiaries operate under the brands of First Horizon Bank, First Horizon Advisors (formerly FTB Advisors), and FHN Financial (formerly FTN Financial or "FTNF"). FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. First Horizon Bank and First Horizon Advisors provide consumer and commercial banking and wealth management services. FHN Financial, which operates partly through a division of First Horizon Bank and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. First Horizon Bank has over 270 banking offices in seven southeastern U.S. states, and FHN Financial has 29 offices in 18 states across the U.S.
FHN is composed of the following operating segments:

•
Regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers primarily in the southeast U.S. and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.

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

•
Non-strategic segment consists of run-off consumer lending activities, pre-2009 mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

On November 4, 2019, FHN and IBERIABANK Corporation ("IBKC") announced that they had entered into an agreement and plan of merger under which IBKC will merge with FHN in a merger-of-equals transaction. IBKC, headquartered in Lafayette, Louisiana, has 319 offices in 12 states, mostly in the southern and southeastern U.S., and has reported $31.7 billion of total assets, $24.0 billion in loans, and $25.2 billion in deposits, at December 31, 2019. IBKC's common stock is listed on The NASDAQ Stock Market, LLC under the symbol IBKC. Under the merger agreement, each share of IBKC common stock will be converted into 4.584 shares of FHN common stock. After closing, FHN expects IBKC common shares will be converted into approximately 44 percent of the then-outstanding shares of FHN common stock. The merger agreement requires FHN to expand its board of directors to seventeen persons; after closing, eight board positions will be held by current IBKC directors, and nine will be held by current FHN directors. FHN expects the transaction to close in mid-2020, subject to regulatory approvals, approval by the shareholders of FHN and of IBKC, and other customary closing conditions.
On November 8, 2019, FHN announced an agreement for First Horizon Bank to purchase 30 branches from SunTrust Bank in conjunction with SunTrust Banks, Inc.'s merger with BB&T Corporation, which created Truist Financial Corp. As part of the agreement, FHN will assume approximately $2.4 billion of branch deposits for a 3.40 percent deposit premium and purchase approximately $410 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 46

branches), and Georgia (2 branches). FHN expects the purchase to close in second quarter 2020, subject to customary closing conditions.
On November 30, 2017, FHN completed its merger with Capital Bank Financial Corporation ("CBF") for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. In second quarter 2018, FHN canceled 2,373,220 FHN common shares which had been issued but set aside for certain CBF shareholders who had commenced a dissenter appraisal process.
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
In second quarter 2019, FHN sold a subsidiary acquired as part of the CBF acquisition, that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Statements of Condition.
On April 3, 2017, FHN Financial acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and municipal advisory services to its clients. Coastal’s government-guaranteed loan products were combined with FHN Financial's existing SBA trading activities to establish an additional major product sector for FHN Financial.
In relation to all acquisitions, FHN's operating results include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Refer to Note 2 - Acquisitions and Divestitures for additional information.
For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying audited Consolidated Financial Statements and Notes in this report.
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2019, FHN adopted the provisions of ASU 2016-02 "Leases" and related ASUs on a prospective basis which resulted in the recognition of approximately $185 million of lease assets and approximately $204 million of lease liabilities. See Note 1– Summary of Significant Accounting Policies for additional information.

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 47

The non-GAAP measures presented in this filing are return on average tangible common equity (“ROTCE”), tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets. Refer to table 32 for a reconciliation of the non-GAAP to GAAP measures and presentation of the most comparable GAAP items.
FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to FHN’s beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information but instead pertain to future operations, strategies, financial results, or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: global, general and local economic and business conditions, including economic recession or depression; the stability or volatility of values and activity in the residential housing and commercial real estate markets; potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, competitor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; natural disasters; effectiveness and cost-efficiency of FHN’s hedging practices; technological changes; fraud, theft, or other incursions through conventional, electronic, or other means directly or indirectly affecting FHN or its customers, business counterparties or competitors; demand for FHN’s product offerings; new products and services in the industries in which FHN operates; the increasing use of new technologies to interact with customers and others; and critical accounting estimates. Other factors are those inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), the Tennessee Department of Financial Institutions ("TDFI") and its Commissioner, the Board of Governors of the Federal Reserve System (“Federal Reserve” or “Fed”), the Federal Deposit Insurance Corporation (“FDIC”), the Financial Industry Regulatory Authority (“FINRA”), the U.S. Department of the Treasury (“U.S. Treasury”), the Municipal Securities Rulemaking Board (“MSRB”), the Consumer Financial Protection Bureau (“CFPB”), the Office of the Comptroller of the Currency ("OCC"), the Financial Stability Oversight Council (“Council”), the Public Company Accounting Oversight Board (“PCAOB”), and other regulators and agencies; pending, threatened, or possible future regulatory, administrative, and judicial outcomes, actions, and proceedings; current or future Executive orders; changes in laws and regulations applicable to FHN; and FHN’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ, perhaps materially, from those contemplated by the forward-looking statements.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Annual Report to Shareholders for the period ended December 31, 2019 of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of this Annual Report to Shareholders, or in FHN's Annual Report on Form 10-K for the period ended December 31, 2019 into which this MD&A has been incorporated, and in exhibits to and documents incorporated into the Form 10-K.
FINANCIAL SUMMARY - 2019 COMPARED TO 2018

FHN reported net income available to common shareholders of $434.7 million, or $1.38 per diluted share, compared to net income of $538.8 million, or $1.65 per diluted share in 2018. In 2019, operating results were impacted by a modest decrease in net interest income and lower noninterest income compared to the prior year. In 2018, operating results were favorably impacted by a $212.9 million pre-tax gain from the sale of FHN’s remaining Visa Class B shares. In 2019, FHN invested in strategic initiatives, which led to restructuring, rebranding and acquisition-related expenses. Various factors that significantly impacted reported earnings in 2019 included the steady economic environment, efficiency initiatives, prudent investments in key markets as well as strength in our countercyclical fixed income business. Strategic transactions are expected to boost growth, returns and profitability.

While the economic environment remained relatively strong in 2019, with GDP growth throughout the year, low unemployment rates, and muted inflation, actions by the Federal Reserve, including three interest rate cuts during 2019, placed pressure on FHN’s net interest income (“NII”) and net interest margin (“NIM”). Profitable balance sheet growth and strong loan and deposit pricing disciplines helped defend FHN's NII and NIM in this challenging interest rate environment. Additionally, FHN effectively leveraged its key countercyclical fixed income business, capitalizing on lower interest rates and market volatility which led to higher profits within fixed income positively impacting fee income in 2019.

FHN continued to execute on strategic priorities in 2019 by focusing on higher returns, profitable balance sheet growth in key markets and specialty areas, transforming the customer experience, and optimizing the expense base. Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability which resulted in $39.8 million of restructuring charges. FHN invested in technology and infrastructure with enhanced mobile banking and an improved consumer platform, and enhanced its presence with strategic talent in growth markets. Additionally, FHN’s enhanced focus on efficiency and expense discipline created broad-based cost savings across multiple expense line items. In 2019, management successfully deployed capital through organic loan growth, share repurchases and a dividend increase.

In fourth quarter 2019, FHN unified the legacy business and Capital Bank brands under the First Horizon name. Additionally, capitalizing on strength and balance sheet capacity from the execution of the CBF acquisition, FHN announced a merger of equals with IBERIABANK Corporation, as well as, an agreement for First Horizon Bank to purchase 30 branches from SunTrust Bank. These actions led to the recognition of $21.3 million and $39.0 million, respectively of rebranding and acquisition-related charges in 2019, compared with $97.5 million of acquisition expenses in 2018.
Asset quality trends remained steady in 2019 reflecting steady economic conditions and continued strong credit risk management. The allowance for loan losses increased 11 percent from $180.4 million on December 31, 2018 to $200.3 million on December 31, 2019, primarily driven by commercial loan growth and grade migration. The ratio of annual net charge-offs to average loans were .09 percent for 2019, up slightly from .06 percent for 2018, and the ratio of 30+ delinquencies to total loans declined from .27 percent to .19 percent.
Return on average common equity (“ROCE”) and ROTCE for 2019 were 9.60 percent and 14.71 percent, respectively, compared to 12.75 percent and 20.28 percent in 2018. Return on average assets (“ROA”) was 1.08 percent in 2019 compared to 1.38 percent in 2018. The 2018 metrics were favorably impacted by the third quarter 2018 gain on the sale of FHN's remaining Visa Class B shares. The tangible common equity to tangible assets ratio was 7.48 percent in 2019 compared to 7.15 percent in 2018. Common equity tier 1, Tier 1, Total capital, and Leverage ratios were 9.20 percent, 10.15 percent, 11.22 percent, and 9.04 percent on December 31, 2019, compared to 9.77 percent, 10.80 percent, 11.94 percent, and 9.09 percent, respectively, on December 31, 2018. Total period-end assets increased to $43.3 billion on December 31, 2019 from $40.8 billion on December 31, 2018. Total period-end equity was $5.1 billion on December 31, 2019, up from $4.8 billion on December 31, 2018.
BUSINESS LINE REVIEW - 2019 COMPARED TO 2018
Regional Banking

Pre-tax income within the regional banking segment increased 2 percent to $671.1 million in 2019 from $658.3 million in 2018. The increase in pre-tax income was primarily driven by an increase in fee income and lower expenses, somewhat offset by an increase in loan loss provision expense.

Total revenue increased $16.9 million to $1.5 billion in 2019 driven by an increase in noninterest income. Noninterest income in 2019 increased 6 percent to $329.8 million from $311.8 million in 2018. The increase in noninterest income was largely driven by increases in fees from derivative sales, other service charges, and ATM interchange fees. The increase in ATM interchange fees was primarily driven by the conversion of CBF debit cards to Visa in first quarter 2019. These increases were somewhat offset by lower fees from deposit transactions and cash management activities in 2019 as a result of a decline in NSF fee income and lower cash management fees driven by changes in consumer behavior. NII was flat in 2019 at $1.2 billion.

Provision expense was $66.1 million and $24.6 million in 2019 and 2018, respectively. The increase in provision expense for 2019 was primarily the result of increased reserves due to commercial loan growth, grade migration, three charge-offs, and a relationship that was downgraded in first quarter 2019.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 48

Noninterest expense decreased 5 percent to $789.0 million in 2019 from $826.3 million in 2018. The decrease in expense was primarily driven by broad-based cost savings across multiple expense categories driven by strategic focus on expense optimization, lower personnel-related expenses and lower FDIC premium expense which decreased in 2019 primarily due to the end of an FDIC assessment surcharge starting with fourth quarter 2018.
Fixed Income

Pre-tax income in the fixed income segment was $67.8 million in 2019 compared to $11.1 million in 2018. The improvement in results in 2019 was driven by higher noninterest income which outpaced an increase in expenses and lower NII.

Noninterest income increased 69 percent, or $113.7 million, to $278.4 million in 2019 from $164.8 million in 2018. Fixed income product revenue increased to $228.4 million in 2019 from $132.3 million in 2018, as average daily revenue (“ADR”) increased to $914 thousand in 2019 from $531 thousand in the prior year. The increase in ADR was largely due to declining interest rates and increased market volatility. Other product revenue increased to $50.0 million in 2019 from $32.5 million in 2018, driven by higher fees from derivative and loan sales and an increase in fees for portfolio advisory services. NII was $26.0 million and $35.8 million in 2019 and 2018, respectively. The decline in NII was due in large part to lower spreads on inventory positions coupled with lower average balances of trading securities compared to the prior year.

Noninterest expense increased 25 percent, or $47.3 million, to $236.7 million in 2019 from $189.4 million in 2018. The expense increase during 2019 was primarily due to higher variable compensation associated with an increase in fixed income product revenue and a $7.5 million net impact related to the resolution of legal matters recognized in 2019.
Corporate

The pre-tax loss for the corporate segment was $195.1 million and $2.9 million for 2019 and 2018, respectively. In third quarter 2018, FHN recognized a $212.9 million pre-tax gain from the sale of Visa Class B shares which positively impacted noninterest income for 2018.
Net interest expense was $40.8 million in 2019 compared to $64.2 million in 2018. Net interest expense was favorably impacted in 2019 by a reduction of market-indexed deposits due to strong lower cost deposit growth in Regional Banking and higher average balances of cash, somewhat offset by lower average balances of investment securities. Noninterest income (including securities gain/losses) was $41.4 million and $239.3 million in 2019 and 2018, respectively. The decrease in noninterest income in 2019 was driven by the previously mentioned $212.9 million gain from the sale of FHN’s remaining Visa shares recognized in 2018. Additionally lower dividend income recognized in 2019 compared to 2018 and a $1.8 million decrease in gains on sales of properties also contributed to the decline in noninterest income. These decreases were partially mitigated by higher deferred compensation income driven by equity market valuations.
Noninterest expense increased to $195.7 million in 2019 from $177.9 million in 2018. The increase in expense for 2019 was primarily driven by $39.8 million of restructuring costs associated with efficiency initiatives, $21.3 million in rebranding expenses, and a $16.1 million increase in deferred compensation expense. Additionally, charitable contributions of $11.0 million made in 2019 also contributed to the overall expense increase in 2019. These increases were somewhat offset by a $58.5 million decrease in acquisition- and integration-related expenses as well as broad-based cost savings driven by strategic-focus on expense optimization compared to the prior year.
Non-Strategic

The non-strategic segment had pre-tax income of $41.9 million in 2019 compared to $47.5 million in 2018. The decrease in pre-tax income was primarily driven by lower revenues, somewhat offset by lower expenses relative to the prior year.

Total revenue decreased to $33.1 million in 2019 from $58.3 million in 2018. NII decreased 44 percent to $28.6 million in 2019, primarily due to continued run-off of the loan portfolios. Noninterest income decreased to $4.5 million in 2019 from $7.0 million in 2018. In 2018, FHN recognized $4.1 million of gains on the reversals of previous valuation adjustments related to the sales and payoff of TRUPS loans recognized within the non-strategic segment compared to $1.1 million of gains on the sale and payoff of TRUPS loans in 2019.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 49

The provision for loan losses within the non-strategic segment was a provision credit of $19.1 million in 2019 compared to a provision credit of $17.6 million in the prior year. Overall, the non-strategic segment continued to reflect stable performance combined with lower loan balances resulting in a $9.8 million decline in reserves to $17.6 million on December 31, 2019. Losses remain historically low as the non-strategic segment had net recoveries of $9.2 million in 2019 compared to net recoveries of $7.2 million a year ago.

Noninterest expense was $10.2 million in 2019, down from $28.4 million in 2018. The decline in noninterest expense relative to the prior year was primarily the result of an $8.3 million pre-tax expense reversal related to the settlement of litigation matters in 2019. Additionally, lower personnel expenses and legal fees also contributed to the overall decrease in noninterest expense compared to the prior year.
INCOME STATEMENT REVIEW - 2019 COMPARED TO 2018; 2018 COMPARED TO 2017
Total consolidated revenue was $1.9 billion, a 4 percent decrease from the prior year, driven by a decrease in noninterest income and lower net interest income. Total consolidated expenses were $1.2 billion, a 1 percent increase from 2018, primarily driven by restructuring and rebranding expense and higher fixed income variable compensation expense, somewhat offset by lower acquisition- and integration-related expenses and broad-based cost savings across multiple line items driven by strategic focus on expense optimization.
In 2018, total consolidated revenue increased 46 percent, or $610.6 million to $1.9 billion in 2018, driven by a 45 percent increase in NII due to the full-year inclusion of Capital Bank and rate increases and a 47 percent increase in noninterest income primarily due to the gain on the sale of Visa Class B shares. Total consolidated expenses increased 19 percent to $1.2 billion in 2018 from $1.0 billion in 2017. The expense increase was primarily driven by a full-year inclusion of Capital Bank and an increase in acquisition- and integration-related expenses associated with the CBF acquisition.
NET INTEREST INCOME
Net interest income was $1.2 billion in 2019, a 1 percent decrease from 2018. On a fully taxable equivalent ("FTE") basis, NII also decreased 1 percent to $1.2 billion in 2019 compared to 2018. As detailed in Table 1 - Analysis of Changes in Net Interest Income, as an increase in deposit costs and lower loan accretion were mitigated with strong commercial loan and deposit growth and higher loan yields. Average earning assets increased 4 percent to $37.2 billion in 2019 from $35.7 billion in 2018. The increase in average earning assets in 2019 was primarily driven by loan growth. To a much lesser extent an increase in interest-bearing cash also increased average earning assets in 2019, but these increases were somewhat offset by a smaller available-for-sale ("AFS") securities portfolio, a decrease in loans held-for-sale ("HFS") and declines in other earning assets in 2019 relative to the prior year.
Net interest income increased 45 percent to $1.2 billion in 2018 from $842.3 million in 2017. On a FTE basis, NII increased 44 percent to $1.2 billion in 2018 from $855.9 million in 2017. The increase in NII was largely due to loans added through the CBF acquisition including CBF loan accretion. Additionally, the favorable impact of higher interest rates on loans and higher average balances of available-for-sale securities and trading securities also contributed to the increase in NII, but were somewhat offset by the negative impact of higher market interest rates on deposits and other funding sources. Average earning assets increased 30 percent to $35.7 billion in 2018 from $27.5 billion in 2017. The increase in average earning assets in 2018 was primarily due to the full-year inclusion of Capital Bank, organic loan growth within FHN’s regional banking activities, a larger securities portfolio, higher average balances of fixed income trading securities and increases in loans HFS. These increases were somewhat offset by continued run-off of the Non-strategic loan portfolios.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 50

Table 1 - Analysis of Changes in Net Interest Income

	2019 Compared to 2018			2018 Compared to 2017
(Fully taxable equivalent ("FTE"))	Increase / (Decrease) Due to (a)			Increase / (Decrease) Due to (a)
(Dollars in thousands)	Rate (b)	Volume (b)	Total	Rate (b)	Volume (b)	Total
Interest income - FTE:
Loans	$12,877	$94,753	$107,630	$140,951	$324,564	$465,515
Loans held-for-sale	(5,620)	(8,361)	(13,981)	6,901	20,690	27,591
Investment securities:
U.S. government agencies	(6,789)	(6,618)	(13,407)	5,392	21,921	27,313
States and municipalities	(50)	1,225	1,175	(91)	430	339
Corporates and other debt	58	(341)	(283)	(9)	2,157	2,148
Other	138	2,769	2,907	(3,431)	(1,014)	(4,445)
Total investment securities	(3,669)	(5,939)	(9,608)	6,345	19,010	25,355
Trading securities	(5,519)	(6,627)	(12,146)	8,992	14,014	23,006
Other earning assets:
Federal funds sold	63	259	322	280	206	486
Securities purchased under agreements to resell	2,203	(3,454)	(1,251)	7,039	(45)	6,994
Interest-bearing cash	2,001	5,182	7,183	6,685	(4,314)	2,371
Total other earning assets	5,027	1,227	6,254	13,357	(3,506)	9,851
Total change in interest income - earning assets - FTE			$78,149			$551,318
Interest expense:
Interest-bearing deposits:
Savings	$32,924	$3,679	$36,603	$53,109	$12,120	$65,229
Time Deposits	21,644	9,287	30,931	11,479	28,505	39,984
Other interest-bearing deposits	20,094	3,037	23,131	22,039	9,187	31,226
Total interest-bearing deposits	77,073	13,592	90,665	98,135	38,304	136,439
Federal funds purchased	832	6,854	7,686	3,425	(481)	2,944
Securities sold under agreements to repurchase	3,395	(180)	3,215	4,693	1,154	5,847
Trading liabilities	(2,193)	(4,664)	(6,857)	3,958	(67)	3,891
Other short-term borrowings	4,451	(10,927)	(6,476)	3,839	8,118	11,957
Term borrowings	4,545	(4,329)	216	12,103	4,906	17,009
Total change in interest expense - interest-bearing liabilities			$88,449			$178,087
Net interest income - FTE			$(10,300)			$373,231
(a) The changes in interest due to both rate and volume have been allocated to change due to rate and change due to volume in proportion to the absolute and amounts of the changes in each.
(b) Variances are computed on a line-by-line basis and are non-additive.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources. The consolidated net interest margin was 3.28 percent in 2019 compared to 3.45 percent in 2018. The net interest spread was 2.90 percent in 2019 compared to 3.15 percent in 2018, and the impact of free funding was 38 basis points and 30 basis points in 2019 and 2018, respectively. The decrease in NIM in 2019 relative to 2018 was largely driven by an unfavorable rate environment and lower loan accretion.
In 2018, the consolidated net interest margin improved to 3.45 percent from 3.12 percent in 2017, largely driven by the result of CBF loan accretion, the positive impact of higher market rates and an increase in average deposits which allowed for reduction in higher cost funding.
The activity levels and related funding for FHN’s fixed income activities affect the net interest margin. Generally, fixed income activities compress the margin, especially where there are elevated levels of trading inventory, because of the strategy to reduce market risk by economically hedging a portion of its inventory on the balance sheet. As a result, FHN’s consolidated margin

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 51

cannot be readily compared to that of other bank holding companies. Table 2 - Net Interest Margin details the computation of the net interest margin for the past three years.
Table 2—Net Interest Margin

	2019	2018	2017
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.87%	4.84%	4.08%
Consumer loans	4.57	4.51	4.23
Total loans, net of unearned income	4.80	4.76	4.12
Loans held-for-sale	5.39	6.23	4.73
Investment securities:
U.S. government agencies	2.55	2.70	2.56
States and municipalities	3.62	4.03	9.36
Corporates and other debt	4.53	4.42	4.98
Other (a)	34.33	31.65	3.49
Total investment securities	2.69	2.77	2.62
Trading securities	3.33	3.70	3.04
Other earning assets:
Federal funds sold	2.63	2.47	1.63
Securities purchased under agreements to resell	1.96	1.63	0.69
Interest bearing cash	2.18	1.89	0.96
Total other earning assets	2.11	1.77	0.85
Interest income / total earning assets	4.39%	4.36%	3.65%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	1.24%	0.95%	0.47%
Other interest-bearing deposits	0.94	0.70	0.40
Time deposits	1.97	1.44	0.90
Total interest-bearing deposits	1.27	0.95	0.48
Federal funds purchased	2.08	1.89	1.06
Securities sold under agreements to repurchase	1.89	1.40	0.72
Fixed income trading liabilities	2.48	2.83	2.26
Other short-term borrowings	2.34	1.82	1.28
Term borrowings	4.77	4.38	3.35
Interest expense / total interest-bearing liabilities	1.49	1.21	0.74
Net interest spread	2.90%	3.15%	2.91%
Effect of interest-free sources used to fund earning assets	0.38	0.30	0.21
Net interest margin (b)	3.28%	3.45%	3.12%
(a) 2018 increase driven by the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" which resulted in the reclassification of interest and dividend income on equity securities to noninterest income on a prospective basis. The remaining balance is primarily comprised of higher-yielding SBA IO strips.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017, and where applicable, state income taxes.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 52

FHN’s net interest margin is primarily impacted by its balance sheet mix including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income. FHN’s balance sheet is positioned to benefit from a rise in short-term interest rates. For 2020, NIM will also depend on the extent of Federal Reserve interest rate increases, loan accretion levels, and the competitive pricing environment for core deposits.
PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. The provision for loan losses was $47.0 million in 2019 compared to $7.0 million in 2018 and $0 million in 2017. The increase in provision expense for 2019 was primarily the result of increased reserves due to commercial loan growth and grade migration. For 2019, FHN's asset quality metrics remained stable. Year-to-date net charge-offs as a percentage of average loans were .09 percent and .06 percent for the years ended December 31, 2019 and 2018, respectively. The ALLL increased $19.9 million from year-end 2018 to $200.3 million as of December 31, 2019. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to Asset Quality - Trend Analysis of 2019 Compared to 2018 in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $654.1 million in 2019 compared to $722.8 million in 2018 and $490.2 million in 2017. Noninterest income was 35 percent of total revenue in 2019 compared to 37 percent of total revenue in 2018 and 2017. Noninterest income in 2019 was primarily driven by higher fixed income product revenue. Additionally, market-driven increases in deferred compensation income, increases in derivative sales within the Regional Banking and Fixed Income segments, and higher bank fees relative to 2018 also contributed to noninterest income levels in 2019. For 2018, the increase in noninterest income was primarily driven by a gain on the sale of FHN's remaining Visa Class B shares in third quarter 2018, partially offset by a decrease in fixed income sales revenue. To a lesser extent, the full-year inclusion of Capital Bank in 2018 and a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction recognized in 2017 also contributed to the year-over-year increase in noninterest income. The increase was partially offset by a decrease in fixed income sales revenue in 2018. FHN’s noninterest income for the last three years is provided in Table 3 - Noninterest Income. The discussion following provides additional information about various line items reported in the following table.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 53

Table 3—Noninterest Income

				Compound Annual Growth Rates
(Dollars in thousands)	2019	2018	2017	19/18	19/17
Noninterest income:
Fixed income	$278,789	$167,882	$216,625	66%	13%
Deposit transactions and cash management	131,663	133,281	110,592	(1)%	9%
Brokerage, management fees and commissions	55,467	54,803	48,514	1%	7%
Trust services and investment management	29,511	29,806	28,420	(1)%	2%
Bankcard income	28,308	29,304	26,435	(3)%	3%
Bank-owned life insurance ("BOLI")	19,210	18,955	15,124	1%	13%
Debt securities gains/(losses), net	(267)	52	483	NM	NM
Equity securities gains/(losses), net (a)	441	212,896	109	NM	NM
All other income and commissions:
Other service charges	20,986	15,122	12,532	39%	29%
ATM and interchange fees	16,539	13,354	12,425	24%	15%
Deferred compensation (b)	11,223	(3,224)	6,322	NM	33%
Mortgage banking	10,055	10,587	4,649	(5)%	47%
Dividend income (c)	7,186	10,555	—	(32)%	NM
Letter of credit fees	5,582	5,298	4,661	5%	9%
Electronic banking fees	4,927	5,134	5,082	(4)%	(2)%
Insurance commissions	2,125	2,096	2,514	1%	(8)%
Gain/(loss) on extinguishment of debt	58	(15)	(14,329)	NM	NM
Other	32,277	16,902	10,061	91%	79%
Total all other income and commissions	110,958	75,809	43,917	46%	59%
Total noninterest income	$654,080	$722,788	$490,219	(10)%	16%
NM – Not meaningful

(a)	Equity securities gains/(losses) for 2018 relates to the gain on the sale of FHN's remaining Visa Class B shares.

(b)	Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.

(c)
Effective January 1, 2018, FHN adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and began recording dividend income from FRB and FHLB holdings in Other income. Prior to 2018, these amounts were included in Interest income on the Consolidated Statements of Income.

Fixed Income Noninterest Income
The major component of fixed income revenue is generated from the purchase and sale of fixed income securities as both principal and agent. Other noninterest revenues within this line item consist principally of fees from loan sales, portfolio advisory services, and derivative sales. Securities inventory positions are procured for distribution to customers by the sales staff. Fixed income noninterest income increased 66 percent or $110.9 million, to $278.8 million in 2019 from $167.9 million in 2018, largely due to declining interest rates and increased market volatility. Revenue from other products increased 41 percent, or $14.8 million, to $50.4 million in 2019, largely driven by higher fees from derivative and loan sales, as well as an increase in fees for portfolio advisory services.
Fixed income noninterest income decreased 23 percent in 2018 to $167.9 million from $216.6 million in 2017, reflecting lower activity due to challenging market conditions (expected interest rate increases, a flattening yield curve, and low levels of market volatility). Revenue from other products decreased 17 percent, or $7.1 million, to $35.6 million from $42.7 million in 2017, largely driven by a decline in fee income from loan sales, somewhat offset by $4.1 million of gains on the sales and payoff of TRUPS loans in the Non-strategic segment and increases in fees from derivative sales.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 54

Table 4—Fixed Income Noninterest Income

				Compound Annual Growth Rates
(Dollars in thousands)	2019	2018	2017	19/18	19/17
Noninterest income:
Fixed income	$228,423	$132,283	$173,910	73%	15%
Other product revenue	50,366	35,599	42,715	41%	9%
Total fixed income noninterest income	$278,789	$167,882	$216,625	66%	13%

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 55

Deposit Transactions and Cash Management

Fees from deposit transactions and cash management activities include fees for services related to consumer and commercial deposit products (such as service charges on checking accounts), cash management products and services such as electronic transaction processing (Automated Clearing House and Electronic Data Interchange), account reconciliation services, cash vault services, lockbox processing, and information reporting to large corporate clients. Deposit transactions and cash management activities decreased to $131.7 million in 2019 from $133.3 million in 2018. Lower NSF fee income and cash management fees contributed to the year-over-year decrease in fees from deposit transactions and cash management activities in 2019 compared to the prior year. In 2018, deposit transactions and cash management income increased to $133.3 million from $110.6 million in 2017, largely associated with the inclusion of Capital Bank. Fees from deposit transactions and cash management activities were negatively impacted in first quarter 2017 due to changes in consumer behavior and a modification of billing practices, which further contributed to the year-over-year increase in 2018.

Brokerage, Management Fees and Commissions

Brokerage, management fees and commissions include fees for portfolio management, trade commissions, and annuity and mutual funds sales. Noninterest income from brokerage, management fees and commissions increased to $55.5 million in 2019 and $54.8 million in 2018, up from $48.5 million in 2017. The increase was due in large part to the continued growth of FHN’s advisory business and favorable market conditions. An increase in the sales of structured products also contributed to the increase in 2018.

Bank-owned Life Insurance

Income from bank-owned life insurance (“BOLI”) increased to $19.2 million and $19.0 million in 2019 and 2018, respectively, from $15.1 million in 2017. The increases in 2018 and 2019 were driven by higher BOLI policy gains recognized in 2018 and 2019.

Securities Gains/(Losses)

Net securities gain/(losses) were not material in 2019 and 2017 compared to $212.9 million in 2018. The 2018 net gain was primarily related to FHN's sale of its remaining holdings of Visa Class B shares.

Other Noninterest Income

All other income and commissions includes revenues from other service charges, ATM and interchange fees, revenue related to deferred compensation plans (which are mirrored by changes in noninterest expense), mortgage banking (primarily within the non-strategic and regional banking segments), dividend income, letter of credit fees, electronic banking fees, insurance commissions, gains/(losses) on the extinguishment of debt, and various other fees.
Revenue from all other income and commissions increased 46 percent or $35.1 million to $111.0 million in 2019 from $75.8 million in 2018. The increase in all other income and commissions was largely due to a $14.4 million increase in deferred compensation income driven by changes in equity market valuations and increases from derivative sales within the Regional Banking segment. Additionally, increases in other service charges and ATM interchange fees also contributed to the increase in all other income and commissions for 2019. Deferred compensation income fluctuates with changes in the market value of the underlying investments and are mirrored by changes in deferred compensation expense which is included in employee compensation expense. These increases were somewhat offset by a $3.4 million decrease in dividend income and a $2.5 million decrease of gains on sales of properties relative to the prior year.
Revenue from all other income and commissions increased to $75.8 million in 2018 from $43.9 million in 2017. In 2017, FHN recognized a $14.3 million loss from the repurchase of equity securities previously included in a financing transaction which contributed to the year-over-year increase in other noninterest income in 2018. Additionally, effective January 1, 2018, FHN adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" and began recording dividend income from FRB and FHLB holdings in other income which also contributed to the increase in other noninterest income in 2018 relative to the prior year, as previously these amounts were included in Interest income. Increases in mortgage banking income and other service charges related to the full-year inclusion of Capital Bank, $5.5 million in collections from CBF loans that were fully charged off prior to acquisition, and $5.0 million of gains on the sales of properties recognized in 2018 also contributed to the increase in other noninterest income. For 2018, all other income and commissions was unfavorably impacted by a $9.5 million decrease in deferred compensation income.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 56

NONINTEREST EXPENSE

Total noninterest expense increased 1 percent, or $9.6 million, to $1.2 billion in 2019. The slight increase in noninterest expenses in 2019 was largely driven by restructuring and rebranding expenses and higher fixed income variable compensation. These increases were somewhat offset by lower acquisition-and integration-related expenses compared to 2018 and broad-based cost saving across multiple line items driven by strategic focus on expense optimization.

Total noninterest expense increased 19 percent, or $198.3 million, to $1.2 billion in 2018 from $1.0 billion in 2017. The increase in noninterest expenses in 2018 was primarily due to the full-year inclusion of Capital Bank expenses compared to one month of expenses included in 2017. Higher acquisition- and integration-related expenses primarily associated with the CBF acquisition, higher personnel-related expenses, and a smaller repurchase and foreclosure provision expense reversal related to the settlement of certain repurchase claims in 2018 relative to 2017, also contributed to the expense increase in 2018. A decrease in loss accruals related to legal matters in 2018 favorably impacted expense relative to 2017, offsetting a portion of the overall expense increase.

FHN’s noninterest expense for the last three years is provided in Table 5 - Noninterest Expense. The discussion following provides additional information about various line items reported in the following table.
Table 5—Noninterest Expense

				Compound Annual Growth Rates
(Dollars in thousands)	2019	2018	2017	19/18	19/17
Noninterest expense:
Employee compensation, incentives and benefits	$695,351	$658,223	$587,465	6%	9%
Occupancy	80,271	85,009	54,646	(6)%	21%
Computer software	60,721	60,604	48,234	*	12%
Professional fees	55,218	45,799	47,929	21%	7%
Operations services	46,006	56,280	43,823	(18)%	2%
Advertising and public relations	34,359	24,752	19,214	39%	34%
Equipment rentals, depreciation and maintenance	33,998	39,132	29,543	(13)%	7%
Communications and courier	25,080	30,032	17,624	(16)%	19%
Amortization of intangible assets	24,834	25,855	8,728	(4)%	69%
FDIC premium expense	19,890	31,642	26,818	(37)%	(14)%
Legal fees	16,880	11,149	12,076	51%	18%
Contract employment and outsourcing	12,865	18,522	14,954	(31)%	(7)%
All other expense:
Travel and entertainment	12,119	16,442	11,462	(26)%	3%
Other insurance and taxes	10,179	9,684	9,686	5%	3%
Customer relations	9,098	5,583	5,750	63%	26%
Supplies	6,918	6,917	4,106	*	30%
Employee training and dues	5,141	7,218	5,551	(29)%	(4)%
Miscellaneous loan costs	4,128	3,732	2,751	11%	22%
Litigation and regulatory matters	2,923	644	40,517	NM	(73)%
Non-service components of net periodic pension and post-retirement cost	2,304	5,251	2,144	(56)%	4%
Tax credit investments	1,809	4,712	3,468	(62)%	(28)%
OREO	1,479	2,630	1,006	(44)%	21%
Repurchase and foreclosure provision/(provision credit)	(1,007)	(1,039)	(22,527)	(3)%	NM
Other	71,039	73,223	48,693	(3)%	21%
Total all other expense	126,130	134,997	112,607	(7)%	6%
Total noninterest expense	$1,231,603	$1,221,996	$1,023,661	1%	10%
NM-Not Meaningful
*Amount is less than one percent.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 57

Employee Compensation, Incentives, and Benefits

Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 6 percent, or $37.1 million, to $695.4 million in 2019 from $658.2 million in 2018. The increase in personnel expense was primarily driven by an increase in variable compensation associated with higher fixed income sales revenue and severance-related costs associated with restructuring, repositioning, and efficiency initiatives recognized in 2019. Additionally, a $15.7 million increase in deferred compensation expense driven by equity market valuations also contributed to the increase in personnel expense in 2019. These expense increases were somewhat offset by a $6.2 million decrease in acquisition- and integration-related expenses and a reduction in headcount relative to the prior year.

Personnel expense increased 12 percent, or $70.8 million, to $658.2 million in 2018 from $587.5 million in 2017, primarily due to a 30 percent increase in headcount in connection with the CBF acquisition. Within the regional banking segment, personnel expense increased due to a $15 hourly wage floor, strategic hires in expansion markets and specialty areas, and higher incentive expense associated with loan and deposit growth. Personnel expense within the fixed income segment decreased in 2018, largely driven by lower variable compensation associated with lower fixed income sales revenue relative to 2017. Additionally, a $10.3 million decrease in deferred compensation expense in 2018 as well as decreases in special performance, acquisition, and integration-related personnel expenses also offset a portion of the increase in personnel expense in 2018 relative to 2017.

Occupancy

Occupancy expense decreased to $80.3 million in 2019, from $85.0 million in 2018. The decrease in occupancy expense in 2019 was primarily due to lower lease abandonment expense associated with acquisition- and integration-related expenses in 2019 relative to the prior year. Occupancy expense increased to $85.0 million in 2018 from $54.6 million in 2017, primarily driven by higher rental expense due to the full-year inclusion of Capital Bank. Additionally, FHN recognized $5.3 million of acquisition- and integration-related expenses primarily associated with lease abandonment expense in 2018.

Computer Software

Computer software expense was $60.7 million and $60.6 million in 2019 and 2018, respectively. Computer software increased $12.4 million in 2018 to $60.6 million from $48.2 million in 2017. The increase in computer software expense in 2018 was the result of the inclusion of a full-year of Capital Bank (compared to one month in 2017), as well as FHN’s focus on technology-related projects. To a lesser extent, acquisition- and integration-related expenses primarily associated with the CBF acquisition also contributed to the increase in computer software expense for 2018.

Professional Fees

Professional fees increased $9.4 million to $55.2 million in 2019 from $45.8 million in 2018. In 2019, the increase in professional fees was primarily driven by higher restructuring costs associated with the identification of efficiency opportunities within the organization, strategic initiatives and rebranding expenses recognized in 2019, somewhat offset by lower acquisition- and integration-related expenses relative to 2018. Professional fees decreased to $45.8 million in 2018 from $47.9 million in 2017. In 2018, the decrease in professional fees was due to lower acquisition- and integration-related expenses primarily associated with the CBF acquisition relative to 2017, somewhat offset by strategic investments to analyze growth potential and product mix for new markets.

Operations Services
Operations services expense decreased 18 percent, or $10.3 million to $46.0 million in 2019 from $56.3 million in 2018, primarily driven by vendor consolidation following the completion of integration of the CBF merger. Additionally, lower acquisition- and integration-related expenses also contributed to the decrease in 2019 compared to the prior year. Operations services expense was $56.3 million in 2018 compared $43.8 million in 2017. The increase in operations services expense was primarily related to an increase in third party fees associated with the inclusion of Capital Bank operating expenses, as well as higher acquisition- and integration-related expenses primarily related to the CBF acquisition.

Advertising and Public Relations

Expenses associated with advertising and public relations increased to $34.4 million from $24.8 million in 2018 and $19.2 million in 2017. In 2019, FHN recognized higher advertising expense due in large part to FHN’s rebranding initiative, as well

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 58

as promotional branding campaigns and target marketing in new markets. The increase in 2018 relative to 2017 was due in large part to promotional branding campaigns and targeted marketing in new markets.

Equipment Rentals, Depreciation, and Maintenance

Equipment rentals, depreciation, and maintenance expense decreased 13 percent, or $5.1million, to $34.0 million for 2019, from $39.1 million in 2018. The decrease in equipment rentals, depreciation, and maintenance expense in both periods was due in large part to branch optimization, consolidation efforts and planned CBF merger synergies. Equipment rentals, depreciation, and maintenance expense was $39.1 million in 2018 compared to $29.5 million in 2017. The increase in equipment rentals, depreciation, and maintenance expense in was due in large part to the full-year inclusion of Capital Bank in 2018 and higher acquisition- and integration-related expenses primarily related to the CBF acquisition.

Communication and Courier

Expenses associated with communications and courier decreased 16 percent, or $5.0 million, to $25.1 million in 2019 from $30.0 million in 2018, primarily driven by branch optimization, vendor consolidation efforts and planned CBF merger synergies. Additionally, a $1.2 million decrease in acquisition- and integration-related expenses also contributed to the expense decrease in 2019. Expenses associated with communication and courier increased to $30.0 million in 2018 from $17.6 million in 2017, primarily driven by the full-year inclusion of Capital Bank in 2018. To a lesser extent, an increase in acquisition- and integration-related expenses also contributed to the expense increase in 2018.

Amortization of Intangible Assets

Amortization expense was $24.8 million in 2019, compared to $25.9 million in 2018 and $8.7 million in 2017. The increase in amortization expense from 2017 was primarily due to the full-year inclusion of intangibles related to the Capital Bank acquisition in 2018.

FDIC Premium Expense
FDIC premium expense decreased 37 percent, or $11.8 million from $31.6 million in 2018 to $19.9 million in 2019. The decrease in FDIC premium expense is primarily due to the end of an FDIC assessment surcharge starting with fourth quarter 2018. FDIC premium expense increased to $31.6 million in 2018 from $26.8 million in 2017 primarily due to the CBF acquisition, as well as organic growth. In fourth quarter 2018, the FDIC assessment surcharge initiated in third quarter 2016 expired offsetting a portion of the overall increase in FDIC premium expense for 2018.

Legal Fees

Legal fees increased to $16.9 million in 2019 from $11.1 million in 2018 and $12.1 million in 2017. Legal fees fluctuate primarily based on the status, timing, type, and composition of cases or other projects.

Contract Employment and Outsourcing

Expenses associated with contract employment and outsourcing decreased 31 percent, or $5.7 million to $12.9 million in 2019. The decrease was primarily driven by the completion of acquisition- and integration- related projects primarily associated with the CBF acquisition. Expenses associated with contract employment and outsourcing increased 24 percent, or $3.6 million, to $18.5 million in 2018 compared to $15.0 million in 2017, primarily driven by acquisition- and integration-related projects primarily associated with the CBF acquisition.
Other Noninterest Expense

Other expense includes travel and entertainment expense, other insurance and tax expense, customer relations expense, supplies, employee training and dues, miscellaneous loan costs, losses from litigation and regulatory matters, expenses associated with the non-service components of net periodic pension and post-retirement cost, tax credit investments, expenses associated with OREO, expenses/expense reversals associated with FHN’s repurchase and foreclosure provision, and various other expenses.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 59

All other expense decreased $8.9 million to $126.1 million in 2019 from $135.0 in 2018, primarily due to a $38.3 million decrease in acquisition- and integration-related expenses. FHN’s strategic focus on expense optimization also contributed to the overall decline in other noninterest expense in 2019, but was somewhat offset by a $23.1 million increase in costs associated with restructuring and rebranding initiatives primarily related to assets impairments. Additionally, a $10.8 million increase in charitable contributions, as well as increases in customer relations and loss accruals related to legal matters, somewhat offset a portion of the overall expense decline in 2019.

All other expense was $135.0 million in 2018 compared to $112.6 million in 2017. The increase was primarily due to a $35.8 million increase of acquisition- and integration-related costs primarily associated with the CBF acquisition, including contract termination charges, costs of shareholder matters and asset impairments related to the integration, as well as other miscellaneous expenses. A smaller pre-tax expense reversal of mortgage repurchase and foreclosure provision in 2018 compared to 2017 also contributed to the increase in all other expense in 2018. Additionally, a $4.1 million increase in Visa derivative valuation adjustments recognized in 2018, higher expenses associated with travel and entertainment, supplies, and employee training and dues largely due to the inclusion of Capital Bank, higher pension expense and an increase in the reserve for unfunded commitments also contributed to the increase in other noninterest expense relative to the prior year. These expense increases were largely offset by a $39.9 million net decrease in loss accruals related to legal matters and $8.8 million of charitable contributions made to FHN's foundation in 2017.
INCOME TAXES

FHN recorded an income tax provision of $133.3 million in 2019, compared to $157.6 million in 2018 and $131.9 million in 2017. The effective tax rates for 2019, 2018, and 2017 were approximately 22.8 percent, 22.1 percent, and 42.7 percent, respectively.

The increase in the effective tax rates in 2019 compared to 2018 was related to a $5.1 million decrease in net discrete tax benefits realized during 2019. The larger discrete tax benefit in 2018 was primarily related to trailing benefits from the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act “Tax Act,” which lowered the statutory rate to 21 percent from 35 percent effective January 1, 2018.

The decrease in the effective tax rates in 2018 compared to 2017 was primarily driven by the reduction in the federal corporate income tax rate under the Tax Act. The tax rate in 2017 was adversely affected by approximately $82 million of tax expense primarily related to the revaluation of the net deferred tax asset based on a 21 percent tax rate as a result of the passage of the Tax Act in 2017. This was partially offset by the reversal of a capital loss valuation allowance which decreased federal and state taxes by $40.4 million.

The company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and tax credits and other tax benefits from affordable housing investments. The company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits.

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of December 31, 2019, FHN’s net DTA was $69.0 million compared with $127.9 million at December 31, 2018 and $221.8 million at December 31, 2017.

As of December 31, 2019, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $43.8 million and $1.2 million, which will expire at various dates. Refer to Note 15 - Income Taxes for additional information.

FHN’s gross DTA after valuation allowance was $250.6 million and $254.6 million as of December 31, 2019 and 2018, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.

FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable states where it conducts business operations, FHN either files consolidated, combined, or separate returns. FHN’s federal

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 60

consolidated tax returns are currently under audit for 2013 through 2015 and the statutes for those years have been extended through December 31, 2020. Federal tax refund claims for Capital Bank Financial Corporation for 2010 - 2012 are under examination by the IRS. Several of FHN’s state returns are currently under examination. See Note 15 - Income Taxes for additional information.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES

Beginning in first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charges for restructuring, repositioning, and efficiency initiatives were $39.8 million in 2019, primarily associated with professional fees, asset impairments, and severance and other employee costs. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the current efficiency initiatives. See Note 25 - Restructuring, Repositioning, and Efficiency for additional information.
STATEMENT OF CONDITION REVIEW - 2019 COMPARED TO 2018
Total period-end assets were $43.3 billion on December 31, 2019, up 6 percent from $40.8 billion on December 31, 2018. Average assets increased 4 percent to $41.7 billion in 2019 from $40.2 billion in 2018. The increase in period-end assets was primarily driven by strong loan growth. Additionally, an increase in securities purchased under agreement to resell and a net increase in non-earning assets (including right-of-use (“ROU”) assets) also contributed to the increase in period-end assets. These increases were somewhat offset by a net decrease in other earning assets (primarily interest-bearing cash), AFS securities, and loans HFS. The increase in average assets was also primarily driven by strong loan growth, somewhat offset by decreases in AFS securities, loans HFS, and a net decrease in other earning assets. Effective January 1, 2019, FHN adopted ASU 2016-02, “Leases” and all related ASUs and began recording ROU lease assets and lease liabilities in Other assets and Other liabilities which contributed to the increase in period-end and average assets and liabilities in 2019 relative to the prior year.
Total period-end liabilities were $38.2 billion on December 31, 2019, a 6 percent increase from $36.0 billion on December 31, 2018, driven by a net increase in short-term borrowings (primarily other short-term borrowings) and lease liabilities, somewhat offset by decreases in term borrowings and deposits. Average liabilities increased 3 percent to $36.8 billion in 2019, from $35.6 billion in 2018. The increase in average liabilities was largely driven by higher deposit levels in 2019 and the addition of lease liabilities, somewhat offset by a net decrease in short-term borrowings in 2019 relative to the prior year.
EARNING ASSETS
Earning assets consist of loans, investment securities, other earning assets such as trading securities, interest-bearing cash, and loans HFS. Average earning assets increased to $37.2 billion in 2019 from $35.7 billion in 2018. A more detailed discussion of the major line items follows.
Loans
Period-end loans were $31.1 billion on December 31, 2019, up from $27.5 billion on December 31, 2018. Average loans increased $2.0 billion to $29.2 billion in 2019 from $27.2 billion in 2018. The increase in period-end and average loan balances compared to the prior year was primarily due to strong loan growth within the Regional Banking portfolios.
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
The following table provides detail regarding FHN's average loans.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 61

Table 6—Average Loans

(Dollars in thousands)	2019	Percent of total	2019 Growth Rate	2018	Percent of total	2018 Growth Rate	2017 (a)	Percent of total	2017 Growth Rate
Commercial:
Commercial, financial, and industrial	$18,282,655	63%	15%	$15,872,929	58%	28%	$12,367,420	61%	13%
Commercial real estate	4,102,065	14	(2)	4,206,206	16	78	2,365,763	12	22
Total commercial	22,384,720	77	11	20,079,135	74	36	14,733,183	73	14
Consumer:
Consumer real estate (b)	6,103,091	21	(4)	6,328,936	23	35	4,678,569	23	*
Permanent mortgage	195,735	1	(23)	253,122	1	(20)	317,816	2	(20)
Credit card and other	505,092	1	(9)	552,635	2	48	374,474	2	4
Total consumer	6,803,918	23	(5)	7,134,693	26	33	5,370,859	27	(1)
Total loans, net of unearned income	$29,188,638	100%	7%	$27,213,828	100%	35%	$20,104,042	100%	10%
* Amount is less than one percent.
(a) 2017 includes the average impact of one month of balances related to the CBF acquisition.

(b)	2019, 2018 and 2017 include $12.4 million, $19.3 million, and $29.3 million of restricted and secured real estate loans, respectively.
C&I loans are the largest component of the loan portfolio comprising 63 percent of total loans in 2019 and 58 percent in 2018. C&I loans increased 15 percent, or $2.4 billion, from 2018, largely driven by strong loan growth within the mortgage warehouse lending and commercial portfolios of Regional Banking. Growth in other specialty lending areas within Regional Banking, such as energy and healthcare also meaningfully contributed to the overall growth in average C&I loans in 2019 compared to 2018. Commercial real estate loans experienced a net decrease of 2 percent to $4.1 billion in 2019, primarily driven by loan payoffs and strategic run-off.
Average consumer loans declined 5 percent, or $.3 billion, from 2018 to $6.8 billion in 2019, largely driven by declines in real estate installment loans and home equity lines of credit within the Regional Banking segment, and continued wind-down of portfolios within the Non-strategic segment.
The following table provides a detail of contractual maturities of commercial loans on December 31, 2019.
Table 7—Contractual Maturities of Commercial Loans on December 31, 2019

(Period-end) (Dollars in thousands)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 10 Years	After 10 Years	Total
Commercial, financial, and industrial	$7,585,357	$9,276,468	$2,178,626	$1,010,640	$20,051,091
Commercial real estate	899,229	2,583,227	738,183	116,378	4,337,017
Total commercial loans	$8,484,586	$11,859,695	$2,916,809	$1,127,018	$24,388,108
For maturities over one year:
Interest rates - floating		$8,764,153	$1,615,535	$812,593	$11,192,281
Interest rates - fixed		3,095,542	1,301,274	314,425	4,711,241
Total maturities over one year		$11,859,695	$2,916,809	$1,127,018	$15,903,522

Because of various factors, the contractual maturities of consumer loans are not indicative of the actual lives of such loans. A significant component of FHN’s loan portfolio consists of consumer real estate loans - a majority of which are home equity lines of credit and home equity installment loans. Typical home equity lines originated by FHN are variable rate 5/15, 10/10, or 10/20 lines. In a 5/15 line, a borrower may draw on the loan for 5 years and pay interest only during that period (“the draw period”), and for the next 15 years the customer pays principal and interest and may no longer draw on that line. A 10/10 loan has a 10 year draw period followed by a 10-year principal-and-interest repayment period, and a 10/20 loan has a 10 year draw period followed by a 20-year principal-and-interest repayment period. Therefore, the contractual maturity for 5/15 and 10/10

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 62

home equity lines is 20 years and the contractual maturity for 10/20 home equity lines is 30 years. Numerous factors can contribute to the actual life of a home equity line or installment loan. As a result, the actual average life of home equity lines and loans is difficult to predict and changes in any of these factors could result in changes in projections of average lives.
Investment Securities

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as AFS. FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Table 8 - Contractual Maturities of Investment Securities on December 31, 2019 (Amortized Cost) shows information pertaining to the composition, yields, and contractual maturities of the investment portfolio. Investment securities were $4.5 billion and $4.6 billion on December 31, 2019 and 2018, respectively. Average investment securities were $4.5 billion and $4.7 billion in 2019 and 2018, representing 12 percent and 13 percent of average earning assets in 2019 and 2018, respectively. The decrease in period-end and average investment securities was driven by FHN's reinvestment strategy in 2019. A portion of this decrease was somewhat offset by unrealized gains within the securities portfolio driven by lower interest rates in 2019 relative to the prior year. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.

Government agency issued MBS, CMO, and other agencies averaged $4.4 billion and $4.6 billion in 2019 and 2018, respectively. U.S. treasury securities and corporate and municipal bonds averaged $102.4 million in 2019 compared to $76.5 million in 2018. On December 31, 2019, AFS investment securities had $41.3 million of net unrealized gains compared to $100.6 million of net unrealized losses on December 31, 2018. See Note 3 - Investment Securities for additional detail.

Table 8—Contractual Maturities of Investment Securities on December 31, 2019 (Amortized Cost)

			After 1 year		After 5 years
	Within 1 year		Within 5 years		Within 10 years		After 10 years
(Period-end)(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Government agency issued MBS and CMO (a)	$—	—%	$177,643	2.49%	$335,886	2.93%	$3,470,625	2.45%
U.S. treasuries			100	1.51	—	—	—	—
Other U.S. government agencies	34,922	2.48	168,949	2.74	—	—	99,592	2.15
States and municipalities	—	—	—	—	755	3.82	56,477	3.69
Corporates and other debt	—	—	40,054	4.61	—	—	—	—
Total securities available-for-sale	$34,922	2.48%	$386,746	2.82%	$336,641	2.93%	$3,626,694	2.46%
Securities held-to-maturity:
Corporate bonds	$—	—%	$—	—%	$10,000	5.25%	$—	—%
Total securities held-to-maturity	$—	—%	$—	—%	$10,000	5.25%	$—	—%
(a) Represents government agency-issued mortgage-backed securities and collateralized mortgage obligations which, when adjusted for early pay downs, have an estimated average life of 4.3 years.
Loans Held-for-Sale

Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. The average balance of loans HFS decreased to $578.0 million in 2019 from $724.0 million in 2018. On December 31, 2019, loans HFS were $593.8 million compared to $679.1 million on December 31, 2018. The decrease in period-end and average loans HFS was primarily driven by decreases in small business loans, somewhat offset by increases in USDA loans. In second quarter 2019, the sale of a subsidiary resulted in the removal of approximately $25 million UPB of subprime consumer loans which also contributed to the decrease in both period-end and average balances, but was somewhat offset by the remaining UPB related to a mortgage lending relationship that converted to the underlying collateral during third quarter 2019.
Other Earning Assets

Other earning assets include trading securities, securities purchased under agreements to resell ("asset repos"), federal funds sold (“FFS”), and interest-bearing deposits with the Federal Reserve and other financial institutions. Other earning assets averaged $2.9 billion and $3.0 billion in 2019 and 2018, respectively, as decreases in asset repos and fixed income trading securities were largely offset by an increase in interest-bearing cash. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Fixed income's trading inventory fluctuates daily based on customer demand. Other earning assets were $2.5 billion and $3.3 billion on December 31, 2019 and 2018, respectively. The decline in other earning assets on a period-end basis was primarily driven by decreases in interest-bearing cash and federal funds sold, somewhat offset by an increase in asset repos. The decrease in interest-bearing cash at year-end 2019 was primarily driven by strong loan growth and balance sheet funding strategies.

The following table summarizes FHN's average other earning assets for 2019, 2018, and 2017.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 63

Table 9—Average Other Earning Assets

(Dollars in thousands)	2019	Percent of Total	2019 Growth Rate	2018	Percent of Total	2018 Growth Rate	2017 (a)	Percent of Total	2017 Growth Rate
Other earning assets
Trading securities	$1,415,242	49%	(12)%	$1,603,767	53%	34%	$1,195,442	41%	(1)%
Interest-bearing cash	870,725	30	40	623,583	21	(36)	978,958	33	46
Securities purchased under agreements to resell	555,264	19	(26)	745,519	25	(1)	752,063	25	(9)
Federal funds sold	47,552	2	27	37,587	1	38	27,225	1	16
Total other earning assets	$2,888,783	100%	(4)%	$3,010,456	100%	2%	$2,953,688	100%	8%
(a) 2017 includes the average impact of one month of balances related to the CBF acquisition.
Non-earning assets

Period-end non-earning assets increased to $4.7 billion on December 31, 2019 from $4.6 billion on December 31, 2018. The increase was due to the recognition of ROU assets associated with the adoption of ASU 2016-02, "Leases," and increases in derivative assets and LIHTC investments, partially offset by decreases in cash and net deferred tax assets.
Deposits
Average deposits were $32.4 billion during 2019, up 5 percent from $30.9 billion during 2018. The increase in average deposits was largely due to FHN's strategic focus on growing deposits. As noted in the table below, the composition of deposits remained relatively consistent in 2019, with interest-bearing deposits comprising 75 percent of total deposits. Market-indexed deposits as a percentage of total deposits decreased from 15 percent in 2018 to 13 percent in 2019, while commercial interest deposits increased as a percentage of total deposits.
Period-end deposits were $32.4 billion on December 31, 2019, down 1 percent from $32.7 billion on December 31, 2018. The decline was primarily due to a decrease in market-indexed deposits which more than offset an influx of consumer interest deposits and non-interest bearing deposits. The following table summarizes FHN's average deposits for 2019, 2018 and 2017.

Table 10—Average Deposits

(Dollars in thousands)	2019	Percent of Total	2019 Growth Rate	2018	Percent of Total	2018 Growth Rate	2017 (a)	Percent of Total	2017 Growth Rate
Interest-bearing deposits:
Consumer interest	$13,595,470	42%	7%	$12,700,135	41%	34%	$9,467,518	41%	11%
Commercial interest	6,409,769	20	13	5,660,480	18	78	3,187,034	14	13
Market-indexed (b)	4,265,234	13	(6)	4,541,835	15	14	3,986,095	17	5
Total interest-bearing deposits	24,270,473	75	6	22,902,450	74	38	16,640,647	72	10
Noninterest-bearing deposits	8,132,575	25	2	8,000,642	26	24	6,431,489	28	12
Total deposits	$32,403,048	100%	5%	$30,903,092	100%	34%	$23,072,136	100%	10%
(a) 2017 includes the average impact of one month of balances related to the CBF acquisition.
(b) Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.
Short-Term Borrowings

Short-term borrowings (federal funds purchased (“FFP”)), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $2.5 billion in 2019 and $2.8 billion in 2018. As noted in the table below, the decrease in short-term borrowings was largely due to decreases in other short-term borrowings and trading liabilities. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Trading liabilities fluctuate based on levels of trading securities and hedging strategies. Federal funds purchases increased in 2019, as an additional source of wholesale funding for FHN's balance sheet

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 64

activities. Period-end short-term borrowings were $4.0 billion on December 31, 2019 and $1.5 billion on December 31, 2018. The increase in period-end short-term borrowings was primarily due to an increase in FHLB borrowings. Additionally, increases in FFP and trading liabilities also contributed to the increase in short-term borrowings on December 31, 2019. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. See Note 9 - Short-Term Borrowings for additional information.

The following table summarizes FHN's average short-term borrowings for 2019, 2018 and 2017.

Table 11—Average Short-Term Borrowings

(Dollars in thousands)	2019	Percent of Total	2019 Growth Rate	2018	Percent of Total	2018 Growth Rate	2017 (a)	Percent of Total	2017 Growth Rate
Short-term borrowings
Federal funds purchased	$737,715	30%	82%	$405,110	14%	(9)%	$447,137	20%	(24)%
Securities sold under agreements to repurchase	701,164	28	(2)	713,841	25	23	578,666	26	36
Trading liabilities	503,302	20	(26)	682,943	24	*	685,891	30	(11)
Other short-term borrowings	538,249	22	(49)	1,046,585	37	89	554,502	24	NM
Total short-term borrowings	$2,480,430	100%	(13)%	$2,848,479	100%	26%	$2,266,196	100%	14%
NM - Not meaningful
* Amount is less than one percent
(a) 2017 includes the average impact of one month of balances related to the CBF acquisition.
Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Average term borrowings were $1.1 billion in 2019 and $1.2 billion in 2018. Term borrowings were $.8 billion on December 31, 2019, down from $1.2 billion on December 31, 2018. The decrease in period-end and average term borrowings was primarily driven by the redemption of $400.0 million senior debt in fourth quarter 2019. See Note 10 - Term Borrowings for additional information.
Other Liabilities

Period-end other liabilities were $1.0 billion on December 31, 2019, up from $.7 billion on December 31, 2018. The increase was primarily due to the recognition of lease liabilities associated with the adoption of ASU 2016-02, "Leases" and an increase in fixed income payables, somewhat offset by a decrease in derivative liabilities.
CAPITAL - 2019 COMPARED TO 2018

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased to $5.1 billion on December 31, 2019 from $4.8 billion on December 31, 2018. Average equity increased to $4.9 billion in 2019 from $4.6 billion in 2018. The increase in period-end and average equity was due to net income recognized in 2019, somewhat offset by common and preferred dividends paid and share repurchases (mentioned below). A decrease in accumulated other comprehensive income ("AOCI") also contributed to the increase in period-end and average equity and was largely the result of a decrease in unrealized losses associated with AFS debt securities.
The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 12—Regulatory Capital and Ratios

(Dollars in thousands)	December 31, 2019	December 31, 2018
Shareholders’ equity	$4,780,577	$4,489,949
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,684,953	$4,394,325
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,505,971)	(1,529,532)
Net unrealized (gains)/losses on securities available-for-sale	(31,079)	75,736
Net unrealized (gains)/losses on pension and other postretirement plans	273,914	288,768
Net unrealized (gains)/losses on cash flow hedges	(3,227)	12,112
Disallowed deferred tax assets	(8,610)	(17,637)
Other deductions from common equity tier 1	(1,044)	(70)
Common equity tier 1	$3,408,936	$3,223,702
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—First Horizon Bank preferred stock	255,890	246,047
Tier 1 capital	$3,760,450	$3,565,373
Tier 2 capital	394,435	374,744
Total regulatory capital	$4,154,885	$3,940,117
Risk-Weighted Assets
First Horizon National Corporation	$37,045,782	$33,002,595
First Horizon Bank	36,626,993	32,592,577
Average Assets for Leverage
First Horizon National Corporation	41,583,446	39,221,755
First Horizon Bank	40,867,365	38,381,985

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 65

	December 31, 2019		December 31, 2018
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.20%	$3,408,936	9.77%	$3,223,702
First Horizon Bank	9.38	3,433,867	9.81	3,197,725
Tier 1
First Horizon National Corporation	10.15	3,760,450	10.80	3,565,373
First Horizon Bank	10.18	3,728,683	10.72	3,492,541
Total
First Horizon National Corporation	11.22	4,154,885	11.94	3,940,117
First Horizon Bank	10.77	3,944,613	11.32	3,689,180
Tier 1 Leverage
First Horizon National Corporation	9.04	3,760,450	9.09	3,565,373
First Horizon Bank	9.12	3,728,683	9.10	3,492,541
Other Capital Ratios
Total period-end equity to tangible assets	11.72		11.72
Tangible common equity to tangible assets (a)	7.48		7.15
Adjusted tangible common equity to risk weighted assets (a)	8.34		8.73
(a) Tangible common equity to tangible assets and Adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to Total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 32.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.5 percent, 8 percent, 10 percent, and 5 percent, respectively. Furthermore, beginning January 1, 2019, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses. As of December 31, 2019, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For both FHN and First Horizon Bank, the risk-based regulatory capital ratios decreased in 2019 relative to 2018 primarily due to increased risk-weighted assets driven by loan growth which was partially offset by the impact of net income less dividends and share repurchases during in 2019. The Tier 1 leverage ratio was relatively flat for both FHNC and First Horizon Bank as average assets for leverage in fourth quarter of 2019 increased relative to fourth quarter of 2018. During 2020, capital ratios are expected to remain above well-capitalized standards.

Stress Testing

The Economic Growth, Regulatory Relief, and Consumer Protection Act, along with an interagency regulatory statement effectively exempted both FHN and FTBNA from Dodd-Frank Act ("DFA") stress testing requirements starting with 2018.

For 2019, even though no longer required, FHN and First Horizon Bank completed a stress test using DFA scenarios and requirements previously in effect. Results of these tests indicate that both FHN and First Horizon Bank would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2019 DFA Severely Adverse scenario. A summary of those results was posted in the “News & Events-Stress Testing Results” section on FHN’s investor relations website on December 6, 2019. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this report or incorporated herein.

First Horizon will continue performing an annual enterprise wide stress test as part of its capital and risk management process. Results of this test will be presented to executive management and the board.

The disclosures in this “Stress Testing” section include forward-looking statements. Please refer to “Forward-Looking Statements” for additional information concerning the characteristics and limitations of statements of that type.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 66

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
Table 13a—Issuer Purchases of Common Stock - General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of December 31, 2019, $229.3 million in purchases had been made under this authority at an average price per share of $15.09, $15.07 excluding commissions. Management currently does not anticipate purchasing a material number of shares under this authority during the first half of 2020 due to the pending merger of equals with IBKC.

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2019
October 1 to October 31	—	N/A	—	$270,654
November 1 to November 30	—	N/A	—	$270,654
December 1 to December 31	—	N/A	—	$270,654
Total	—	N/A	—
(a) Represents total costs including commissions paid
N/A - Not applicable
Table 13b—Issuer Purchase of Common Stock - Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of December 31, 2019, the maximum number of shares that may be purchased under the program was 24.5 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2020.

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2019
October 1 to October 31	—	N/A	—	24,884
November 1 to November 30	—	N/A	—	24,884
December 1 to December 31	48	$15.94	48	24,457
Total	48	$15.94	48
N/A - Not applicable

ASSET QUALITY - TREND ANALYSIS OF 2019 COMPARED TO 2018
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
Underwriting Policies and Procedures

The following sections describe each portfolio as well as general underwriting procedures for each. As economic and real estate conditions develop, enhancements to underwriting and credit policies and procedures may be necessary or desirable. Loan policies and procedures for all portfolios are reviewed by credit risk working groups and management risk committees comprised of business line managers and credit administration professionals as well as by various other reviewing bodies within FHN. Policies and procedures are approved by key executives and/or senior managers leading the applicable credit risk working groups as well as by management risk committees. The credit risk working groups and management risk committees strive to ensure that the approved policies and procedures address the associated risks and establish reasonable underwriting criteria that appropriately mitigate risk.  Policies and procedures are reviewed, revised and re-issued periodically at established review dates or earlier if changes in the economic environment, portfolio performance, the size of portfolio or industry concentrations, or regulatory guidance warrant an earlier review. For example, in 2017 FHN expanded its borrower limits in association with the expansion of its overall portfolio through the acquisition of CBF and revised its Portfolio Concentration, Country Exposure, and Automated Clearing House limits to more appropriately align with its overall risk appetite and to provide more granularity into some of its portfolio sub segments. Additionally, in 2019 FHN expanded borrower limits within certain portfolios (such as loans to mortgage companies) to support FHN's strategic plan. These changes were approved by management risk committees and the Executive and Risk Committee of the Board in order to enhance and support loan growth while also minimizing incremental credit risk.
COMMERCIAL LOAN PORTFOLIOS

FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers (“RM”) and Portfolio Managers (“PM”)) and to Credit Risk Managers. While individual limits vary, the predominant amount of approval authority is vested with the Credit Risk Management function. Portfolio, industry, and borrower concentration limits for the various portfolios are established by executive management and approved by the Executive and Risk Committee of the Board.

FHN’s commercial lending process incorporates an RM and a PM for most commercial credits. The RM is primarily responsible for communications with the customer and maintaining the relationship, while the PM is responsible for assessing the credit quality of the borrower, beginning with the initial underwriting and continuing through the servicing period. Other specialists and the assigned RM/PM are organized into units called deal teams. Deal teams are constructed with specific job attributes that facilitate FHN’s ability to identify, mitigate, document, and manage ongoing risk. PMs and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process. FHN strives to identify problem assets early through comprehensive policies and guidelines, targeted portfolio reviews, more frequent servicing on lower rated borrowers, and an emphasis on frequent grading. For smaller commercial credits, generally $3 million or less, FHN utilizes a centralized underwriting unit in order to originate and grade small business loans more efficiently and consistently.

FHN may utilize availability of guarantors/sponsors to support commercial lending decisions during the credit underwriting process and when determining the assignment of internal loan grades. Reliance on the guaranty as a viable secondary source of repayment is a function of an analysis proving capability to pay, factoring in, among other things, liquidity and direct/indirect

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 67

cash flows. FHN also considers the volume and amount of guaranties provided for all global indebtedness and the likelihood of realization. FHN presumes a guarantor’s willingness to perform until there is any current or prior indication or future expectation that the guarantor may not willingly and voluntarily perform under the terms of the guaranty. In FHN’s risk grading approach, it is deemed that financial support becomes necessary generally at a point when the loan would otherwise be graded substandard, reflecting a well-defined weakness. At that point, provided willingness and capacity to support are appropriately demonstrated, a strong, legally enforceable guaranty can mitigate the risk of default or loss, justify a less severe rating, and consequently reduce the level of allowance or charge-off that might otherwise be deemed appropriate.

C&I
The C&I portfolio was $20.1 billion on December 31, 2019, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of December 31, 2019, are in Tennessee (31 percent), North Carolina (10 percent), California (9 percent), Texas (6 percent), Florida (6 percent), Georgia (4 percent), and South Carolina (3 percent), with no other state representing more than 3 percent of the portfolio.
C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles on transaction sizes over PM authorization limits. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios (“LTVs”) which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures of the borrowers, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Additionally, approval decisions consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. These loans typically have variable rates tied to the London Inter-Bank Offered Rate (“LIBOR”) or the prime rate of interest plus or minus the appropriate margin.
The following table provides the composition of the C&I portfolio by industry as of December 31, 2019 and 2018. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 14—C&I Loan Portfolio by Industry

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,410,883	22%	$2,023,746	12%
Finance & insurance	2,778,411	14	2,766,041	17
Health care & social assistance	1,499,178	8	1,309,983	8
Real estate rental & leasing (a)	1,454,336	7	1,548,903	9
Wholesale trade	1,372,147	7	1,166,590	7
Accommodation & food service	1,364,833	7	1,171,333	7
Manufacturing	1,150,701	6	1,245,230	8
Other (transportation, education, arts, entertainment, etc) (b)	6,020,602	29	5,282,502	32
Total C&I loan portfolio	$20,051,091	100%	$16,514,328	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2019.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 68

Industry Concentrations

Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 36 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Loans to Mortgage Companies” and “Finance and Insurance”, as discussed below, on December 31, 2019, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.

Loans to Mortgage Companies

The balance of loans to mortgage companies was 22 percent of the C&I portfolio as of December 31, 2019, and 12 percent of the C&I portfolio as of December 31, 2018, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. The increase in loans to mortgage companies year over year was due to higher home purchasing and refinance activity, as well as market share growth. In 2019, 60 percent of the loans funded were home purchases and 40 percent were refinance transactions.

Finance and Insurance
The finance and insurance component represents 14 percent of the C&I portfolio and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of December 31, 2019, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. During second quarter 2018, FHN revised the grading approach associated with the TRUPS portfolio to align with its scorecard grading methodologies which resulted in upgrades to a majority of this portfolio. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of December 31, 2018, one TRUP relationship was on interest deferral. This relationship returned to accrual in fourth quarter 2019.
As of December 31, 2019, the UPB of trust preferred loans totaled $238.4 million ($177.7 million of bank TRUPS and $60.7 million of insurance TRUPS) with the UPB of other bank-related loans totaling $304.6 million. Inclusive of a valuation allowance on TRUPS of $19.1 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $19.4 million or 4 percent of outstanding UPB.

C&I Asset Quality Trends
Overall, the C&I portfolio trends remained strong in 2019, continuing in line with recent historical performance. The C&I ALLL increased $23.5 million from December 31, 2018, to $122.5 million as of December 31, 2019. The allowance as a percentage of period-end loans increased to .61 percent as of December 31, 2019, from .60 percent as of December 31, 2018. Nonperforming C&I loans increased $34.5 million from December 31, 2018, to $74.3 million on December 31, 2019, primarily driven by three credits which were partially offset by payments, returns to accrual status, or other resolutions. The nonperforming loan (“NPL”) ratio increased 13 basis points from December 31, 2018, to .37 percent of C&I loans as of December 31, 2019. The 30+ delinquency ratio decreased to .05 percent as of December 31, 2019, from .06 percent as of December 31, 2018. Net charge-offs were $27.0 million in 2019 compared to $11.3 million in 2018, primarily driven by two credits. The following table shows C&I asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 69

Table 15—C&I Asset Quality Trends by Segment

December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Regional Bank
Period-end loans	$19,721,457	$16,148,242	$15,639,060	$11,728,160	$10,014,752
Nonperforming loans	74,312	36,888	28,086	28,619	22,793
Allowance for loan losses as of January 1	$97,617	$96,850	$88,010	$72,213	$61,998
Charge-offs	(33,750)	(15,492)	(17,657)	(18,196)	(17,994)
Recoveries	6,706	4,151	4,516	6,719	11,969
Provision/(provision credit) for loan losses	51,853	12,108	21,981	27,274	16,240
Allowance for loan losses as of December 31	$122,426	$97,617	$96,850	$88,010	$72,213
Accruing restructured loans	$9,949	$13,001	$14,186	$20,151	$4,358
Nonaccruing restructured loans	32,250	23,738	3,484	14,183	14,284
Total troubled debt restructurings	$42,199	$36,739	$17,670	$34,334	$18,642
30+ Delinq. % (a)	0.05%	0.06%	0.19%	0.08%	0.08%
NPL %	0.38	0.23	0.18	0.24	0.23
Net charge-offs %	0.15	0.07	0.11	0.11	0.07
Allowance / loans %	0.62%	0.60%	0.62%	0.75%	0.72%
Allowance / net charge-offs	4.53	x	8.61	x	7.37	x	7.67	x	11.99	x
Non-Strategic
Period-end loans	$329,634	$366,086	$418,213	$419,927	$421,638
Nonperforming loans	—	2,888	3,067	4,117	3,520
Allowance for loan losses as of January 1	$1,330	$1,361	$1,388	$1,424	$5,013
Charge-offs	(28)	—	—	(264)	(4,412)
Recoveries	38	50	52	76	1,370
Provision/(provision credit) for loan losses	(1,280)	(81)	(79)	152	(547)
Allowance for loan losses as of December 31	$60	$1,330	$1,361	$1,388	$1,424
30+ Delinq. % (a)	—%	0.47%	—%	—%	0.02%
NPL %	—	0.79	0.73	0.98	0.83
Net charge-offs %	NM	NM	NM	0.04	0.69
Allowance / loans %	0.02%	0.36%	0.33%	0.33%	0.34%
Allowance / net charge-offs	NM	NM	NM	7.39	x	0.47	x
Consolidated
Period-end loans	$20,051,091	$16,514,328	$16,057,273	$12,148,087	$10,436,390
Nonperforming loans	74,312	39,776	31,153	32,736	26,313
Allowance for loan losses as of January 1	$98,947	$98,211	$89,398	$73,637	$67,011
Charge-offs	(33,778)	(15,492)	(17,657)	(18,460)	(22,406)
Recoveries	6,744	4,201	4,568	6,795	13,339
Provision/(provision credit) for loan losses	50,573	12,027	21,902	27,426	15,693
Allowance for loan losses as of December 31	$122,486	$98,947	$98,211	$89,398	$73,637
Accruing restructured loans	$9,949	$13,001	$14,186	$20,151	$4,358
Nonaccruing restructured loans	32,250	23,738	3,484	14,183	14,284
Total troubled debt restructurings	$42,199	$36,739	$17,670	$34,334	$18,642
30+ Delinq. % (a)	0.05%	0.06%	0.19%	0.08%	0.08%
NPL %	0.37	0.24	0.19	0.27	0.25
Net charge-offs %	0.15	0.07	0.11	0.11	0.10
Allowance / loans %	0.61%	0.60%	0.61%	0.74%	0.71%
Allowance / net charge-offs	4.53	x	8.76	x	7.50	x	7.66	x	8.12	x
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 70

Commercial Real Estate
The CRE portfolio was $4.3 billion on December 31, 2019. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of December 31, 2019, are in North Carolina (29 percent), Tennessee (21 percent), Florida (12 percent), Texas (9 percent), South Carolina (8 percent), and Georgia (6 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE and residential CRE classes. The income-producing CRE class contains loans and draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of income CRE consist of office (28 percent), multi-family (20 percent), retail (19 percent), industrial (14 percent), hospitality (11 percent), land/land development (2 percent) and other (6 percent).
The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes, and on a limited basis, for developing residential subdivisions. Subsequent to the Capital Bank merger completed in 2017, active residential CRE lending is now primarily focused in certain core markets. Nearly all new originations are to “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder who demonstrates the ability to withstand cyclical downturns, maintains active development and investment activities providing for regular financing opportunities, and is fundamentally sound as evidenced by a prudent loan structure, appropriate covenants and recourse, and capable and willing sponsors in markets with positive homebuilding and economic dynamics.
Income CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed at least annually and revised as necessary based on market conditions. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios (“DSCRs”), and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value (value is defined as the lower of cost or market) limits are set below regulatory prescribed ceilings and generally range between 50 and 80 percent depending on underlying product set. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quality and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 15 percent of cost invested in a project before FHN will fund loan dollars. Income properties are required to achieve a DSCR greater than or equal to 125 percent at inception or stabilization of the project based on loan amortization and a minimum underwriting interest rate. Some product types that possess a greater risk profile require a higher level of equity, as well as a higher DSCR threshold. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties. A global cash flow analysis is performed at the sponsor level. The majority of the portfolio is on a floating rate basis tied to appropriate spreads over LIBOR.
The credit administration and ongoing monitoring consists of multiple internal control processes. Construction loans are closed and administered by a centralized control unit. Underwriters and credit approval personnel stress the borrower’s/project’s financial capacity utilizing numerous attributes such as interest rates, vacancy, and discount rates. Key information is captured from the various portfolios and then stressed at the aggregate level. Results are utilized to assist with the assessment of the adequacy of the ALLL and to steer portfolio management strategies.
CRE Asset Quality Trends
The CRE portfolio had continued stable performance as of December 31, 2019. The allowance increased $4.8 million from December 31, 2018, to $36.1 million as of December 31, 2019, driven by organic loan growth. Allowance as a percentage of loans increased 5 basis points from December 31, 2018, to .83 percent as of December 31, 2019. Nonperforming loans decreased $1.2 million from December 31, 2018, to $1.8 million as of December 31, 2018. Nonperforming loans as a percentage of total CRE loans decreased 3 basis points from 2018 to .04 percent as of December 31, 2019. Accruing delinquencies as a percentage of period-end loans decreased to .02 percent as of December 31, 2019, from .06 percent as of December 31, 2018. FHN recognized net charge-offs of $.7 million in 2019 compared $.4 million in 2018. The following table shows commercial real estate asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 71

Table 16—Commercial Real Estate Asset Quality Trends by Segment

December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Regional Bank
Period-end loans	$4,292,199	$3,955,237	$4,214,695	$2,135,523	$1,674,871
Nonperforming loans	1,825	2,991	1,393	2,776	8,684
Allowance for loan losses as of January 1	$28,248	$28,427	$33,852	$25,159	$18,158
Charge-offs	(1,181)	(783)	(195)	(1,371)	(3,441)
Recoveries	489	312	915	1,816	1,450
Provision/(provision credit) for loan losses	6,173	292	(6,145)	8,248	8,992
Allowance for loan losses as of December 31	$33,729	$28,248	$28,427	$33,852	$25,159
Accruing restructured loans	$608	$1,076	$1,125	$1,736	$5,039
Nonaccruing restructured loans	592	429	1,282	1,388	3,969
Total troubled debt restructurings	$1,200	$1,505	$2,407	$3,124	$9,008
30+ Delinq. % (a)	0.02%	0.06%	0.15%	0.01%	0.27%
NPL %	0.04	0.08	0.03	0.13	0.52
Net charge-offs %	0.02	0.01	NM	NM	0.14
Allowance / loans %	0.79%	0.71%	0.67%	1.59%	1.50%
Allowance / net charge-offs	48.69	x	60.00	x	NM	NM	12.63	x
Non-Strategic
Period-end loans	$44,818	$75,633	$—	$—	$64
Nonperforming loans	—	—	—	—	—
Allowance for loan losses as of January 1	$3,063	$—	$—	$—	$416
Charge-offs	—	—	—	—	(109)
Recoveries	—	27	51	111	426
Provision/(provision credit) for loan losses	(680)	3,036	(51)	(111)	(733)
Allowance for loan losses as of December 31	$2,383	$3,063	$—	$—	$—
Accruing restructured loans	$—	$—	$—	$—	$—
Nonaccruing restructured loans	—	—	—	—	—
Total troubled debt restructurings	$—	$—	$—	$—	$—
30+ Delinq. % (a)	—%	—%	—%	—%	—%
NPL %	—	—	—	—	—
Net charge-offs %	NM	NM	NM	NM	NM
Allowance / loans %	5.32%	4.05%	—%	—%	—%
Allowance / net charge-offs	NM	NM	NM	NM	NM
Consolidated
Period-end loans	$4,337,017	$4,030,870	$4,214,695	$2,135,523	$1,674,935
Nonperforming loans	1,825	2,991	1,393	2,776	8,684
Allowance for loan losses as of January 1	$31,311	$28,427	$33,852	$25,159	$18,574
Charge-offs	(1,181)	(783)	(195)	(1,371)	(3,550)
Recoveries	489	339	966	1,927	1,876
Provision/(provision credit) for loan losses	5,493	3,328	(6,196)	8,137	8,259
Allowance for loan losses as of December 31	$36,112	$31,311	$28,427	$33,852	$25,159
Accruing restructured loans	$608	$1,076	$1,125	$1,736	$5,039
Nonaccruing restructured loans	592	429	1,282	1,388	3,969
Total troubled debt restructurings	$1,200	$1,505	$2,407	$3,124	$9,008
30+ Delinq. % (a)	0.02%	0.06%	0.15%	0.01%	0.27%
NPL %	0.04	0.07	0.03	0.13	0.52
Net charge-offs %	0.02	0.01	NM	NM	0.12
Allowance / loans %	0.83%	0.78%	0.67%	1.59%	1.50%
Allowance / net charge-offs	52.13	x	70.47	x	NM	NM	15.03	x
Certain previously reported amounts have been reclassified to agree with current presentation.
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 72

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.0 billion on December 31, 2019, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of December 31, 2019, are in Tennessee (54 percent), North Carolina (15 percent), Florida (13 percent), and California (3 percent), with no other state representing more than 3 percent of the portfolio. As of December 31, 2019, approximately 83 percent of the consumer real estate portfolio was in a first lien position. As of December 31, 2019, the weighted average FICO score at origination of this portfolio was 755 and the refreshed FICO scores averaged 753, compared to 753 and 752, respectively, as of December 31, 2018. As of December 31, 2019, approximately $.9 billion, or 15 percent, of the consumer real estate portfolio consisted of stand-alone second liens while $.1 billion, or 2 percent, were second liens whose first liens are owned or serviced by FHN. FHN obtains first lien performance information from third parties and through loss mitigation activities, and places a stand-alone second lien loan on nonaccrual if we discover that there are performance issues with the first lien loan. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.3 billion of the consumer real estate portfolio as of December 31, 2019. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of December 31, 2019, approximately 76 percent of FHN's HELOCs were in the draw period compared to 72 percent as of December 31, 2018. Based on when draw periods are scheduled to end per the line agreement, it is expected that $315.1 million, or 32 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are monitored closely for those nearing the end of the draw period and borrowers are initially contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options. The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 17—HELOC Draw To Repayment Schedule

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$47,455	5%	$67,523	6%
13-24	58,843	6	69,154	6
25-36	65,833	7	75,074	7
37-48	67,692	7	86,308	8
49-60	75,246	7	90,018	8
>60	666,001	68	715,390	65
Total	$981,070	100%	$1,103,467	100%

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 73

Underwriting
For the majority of loans in this portfolio, underwriting decisions are made through a centralized loan underwriting center. To obtain a consumer real estate loan, the loan applicant(s) in most cases must first meet a minimum qualifying FICO score. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate loans. Management also establishes maximum loan amounts, loan-to-value ratios, and Debt-to-Income (“DTI”) ratios for each consumer real estate product. Applicants must have the financial capacity (or available income) to service the debt by not exceeding a calculated DTI ratio. The amount of the loan is limited to a percentage of the lesser of the current value or sales price of the collateral. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit Risk Management.
HELOC interest rates are variable and adjust with movements in the index rate stated in the loan agreement. Such loans can have elevated risks of default, particularly in a rising interest rate environment, potentially stressing borrower capacity to repay the loan at the higher interest rate. FHN’s current underwriting practice requires HELOC borrowers to qualify based on a fully indexed, fully amortized payment methodology. FHN’s underwriting guidelines require borrowers to qualify at an interest rate that is 200 basis points above the note rate. This mitigates risk to FHN in the event of a sharp rise in interest rates over a relatively short time horizon.
HELOC Portfolio Risk Management
FHN performs continuous HELOC account review processes in order to identify higher-risk home equity lines and initiate preventative and corrective actions. The reviews consider a number of account activity patterns and characteristics such as the number of times delinquent within recent periods, changes in credit bureau score since origination, score degradation, performance of the first lien, and account utilization. In accordance with FHN’s interpretation of regulatory guidance, FHN may block future draws on accounts in order to mitigate risk of loss to FHN.
Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained strong in 2019 despite deterioration in the non-strategic segment of some metrics compared to prior year. The non-strategic segment is a run-off portfolio and while the absolute dollars of nonaccruals declined compared to December 31, 2018, nonperforming loans ratios deteriorated. That trend of increasing deterioration of ratios in the non-strategic segment is likely to continue and may become more skewed as the portfolio shrinks unevenly, with stronger borrowers exiting the portfolio more rapidly than others. The ALLL decreased $6.8 million from December 31, 2018, to $19.6 million as of December 31, 2019, with the majority of the decline attributable to the non-strategic segment. The balance of nonperforming loans decreased $11.3 million to $71.3 million on December 31, 2019. Loans delinquent 30 or more days and still accruing decreased from $46.5 million as of December 31, 2018, to $36.6 million as of December 31, 2019. The portfolio realized net recoveries of $9.2 million in 2019 compared to net recoveries of $10.3 million in 2018. The following table shows consumer real estate asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 74

Table 18—Consumer Real Estate Asset Quality Trends by Segment

December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Regional Bank
Period-end loans	$5,734,800	$5,844,778	$5,885,953	$3,713,321	$3,528,126
Nonperforming loans	36,806	39,080	22,678	18,865	23,935
Allowance for loan losses as of January 1	$14,479	$18,859	$20,077	$29,156	$32,180
Charge-offs	(4,189)	(4,609)	(3,491)	(5,346)	(8,414)
Recoveries	4,864	4,026	4,342	4,863	4,660
Provision/(provision credit) for loan losses	(1,925)	(3,797)	(2,069)	(8,596)	730
Allowance for loan losses as of December 31	$13,229	$14,479	$18,859	$20,077	$29,156
Accruing restructured loans	$29,277	$30,146	$31,970	$36,784	$36,912
Nonaccruing restructured loans	16,079	17,334	12,405	10,694	13,723
Total troubled debt restructurings	$45,356	$47,480	$44,375	$47,478	$50,635
30+ Delinq. % (a)	0.50%	0.58%	0.40%	0.48%	0.52%
NPL %	0.64	0.67	0.39	0.51	0.68
Net charge-offs %	NM	0.01	NM	0.01	0.11
Allowance / loans %	0.23%	0.25%	0.32%	0.54%	0.83%
Allowance / net charge-offs	NM	24.77	x	NM	41.63	x	7.77	x
Non-Strategic
Period-end loans	$271,949	$404,738	$593,289	$880,858	$1,251,059
Nonperforming loans	34,507	43,568	48,809	63,947	87,157
Allowance for loan losses as of January 1	$11,960	$20,964	$31,347	$51,506	$80,831
Charge-offs	(3,592)	(4,748)	(9,665)	(16,647)	(21,654)
Recoveries	12,136	15,640	18,381	18,856	19,235
Provision/(provision credit) for loan losses	(14,109)	(19,896)	(19,099)	(22,368)	(26,906)
Allowance for loan losses as of December 31	$6,395	$11,960	$20,964	$31,347	$51,506
Accruing restructured loans	$29,798	$41,125	$54,702	$68,217	$67,942
Nonaccruing restructured loans	25,499	29,829	29,818	37,765	47,107
Total troubled debt restructurings	$55,297	$70,954	$84,520	$105,982	$115,049
30+ Delinq. % (a)	3.01%	3.07%	3.06%	2.76%	2.34%
NPL %	12.69	10.76	8.23	7.26	6.97
Net charge-offs %	NM	NM	NM	NM	0.17
Allowance / loans %	2.35%	2.95%	3.53%	3.56%	4.12%
Allowance / net charge-offs	NM	NM	NM	NM	21.29	x
Consolidated
Period-end loans	$6,006,749	$6,249,516	$6,479,242	$4,594,179	$4,779,185
Nonperforming loans	71,313	82,648	71,487	82,812	111,092
Allowance for loan losses as of January 1	$26,439	$39,823	$51,424	$80,662	$113,011
Charge-offs	(7,781)	(9,357)	(13,156)	(21,993)	(30,068)
Recoveries	17,000	19,666	22,723	23,719	23,895
Provision/(provision credit) for loan losses	(16,034)	(23,693)	(21,168)	(30,964)	(26,176)
Allowance for loan losses as of December 31	$19,624	$26,439	$39,823	$51,424	$80,662
Accruing restructured loans	$59,075	$71,271	$86,672	$105,001	$104,854
Nonaccruing restructured loans	41,578	47,163	42,223	48,459	60,830
Total troubled debt restructurings	$100,653	$118,434	$128,895	$153,460	$165,684
30+ Delinq. % (a)	0.61%	0.74%	0.64%	0.92%	1.00%
NPL %	1.19	1.32	1.10	1.80	2.32
Net charge-offs %	NM	NM	NM	NM	0.13
Allowance / loans %	0.33%	0.42%	0.61%	1.12%	1.69%
Allowance / net charge-offs	NM	NM	NM	NM	13.07	x
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 75

Permanent Mortgage
The permanent mortgage portfolio was $.2 billion on December 31, 2019. This portfolio is primarily composed of jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through pre-2009 mortgage businesses. The corporate segment includes loans that were previously included in off-balance sheet proprietary securitization trusts. These loans were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Approximately 27 percent of loan balances as of December 31, 2019, are in California, but the remainder of the portfolio is somewhat geographically diverse. Non-strategic and corporate segment run-off primarily contributed to the $52.1 million decrease in permanent mortgage period-end balances from December 31, 2018, to December 31, 2019.
Permanent Mortgage Asset Quality Trends
The permanent mortgage portfolios within the non-strategic and corporate segments are run-off portfolios. As a result, asset quality metrics are becoming skewed as the portfolios shrink and some of the stronger borrowers payoff or refinance elsewhere. The ALLL decreased $2.2 million as of December 31, 2019, from $11 million as of December 31, 2018. TDR reserves (which are estimates of losses for the expected life of the loan) comprise 88 percent of the ALLL for the permanent mortgage portfolio as of December 31, 2019. Consolidated accruing delinquencies decreased $.8 million from December 31, 2018 to $6.3 million as of December 31, 2019. Nonperforming loans decreased $7.4 million from December 31, 2018, to $14.3 million as of December 31, 2019. The portfolio experienced net recoveries of $2.8 million in 2019 compared to net recoveries of $.9 million in 2018. The following table shows permanent mortgage asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 76

Table 19—Permanent Mortgage Asset Quality Trends by Segment

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Regional Bank
Period-end loans	$3,655	$3,988	$5,427	$6,546	$8,495
Nonperforming loans	208	346	427	393	443
Allowance for loan losses as of January 1	$76	$80	$148	$92	$167
Charge-offs	—	—	—	—	(14)
Recoveries	—	—	—	—	—
Provision/(provision credit) for loan losses	35	(4)	(68)	56	(61)
Allowance for loan losses as of December 31	$111	$76	$80	$148	$92
Accruing restructured loans	$496	$684	$615	$563	$720
Nonaccruing restructured loans	179	249	326	315	364
Total troubled debt restructurings	$675	$933	$941	$878	$1,084
30+ Delinq. % (a)	6.79%	7.32%	7.62%	8.43%	5.17%
NPL %	5.71	8.69	7.86	6.00	5.21
Net charge-offs %	NM	—	—	—	0.15
Allowance / loans %	3.02%	1.90%	1.48%	2.25%	1.08%
Allowance / net charge-offs	NM	NM	NM	NM	6.54	x
Corporate
Period-end loans	$31,473	$39,221	$53,556	$71,380	$97,450
Nonperforming loans	1,327	1,707	2,157	1,186	1,677
Allowance for loan losses as of December 31 (b)	N/A	N/A	N/A	N/A	N/A
Accruing restructured loans	$2,457	$2,557	$3,637	$3,792	$3,992
Nonaccruing restructured loans	—	—	—	—	—
Total troubled debt restructurings	$2,457	$2,557	$3,637	$3,792	$3,992
30+ Delinq. % (a)	5.29%	4.37%	3.98%	4.37%	2.92%
NPL %	4.22	4.35	4.03	1.66	1.72
Allowance / loans % (b)	N/A	N/A	N/A	N/A	N/A
Non-Strategic
Period-end loans	$135,262	$179,239	$228,837	$274,772	$335,511
Nonperforming loans	12,846	19,657	23,806	25,602	29,532
Allowance for loan losses as of January 1	$10,924	$13,033	$15,074	$18,807	$18,955
Charge-offs	(393)	(477)	(2,179)	(1,591)	(3,127)
Recoveries	3,148	1,421	2,509	2,403	1,687
Provision/(provision credit) for loan losses	(4,971)	(3,053)	(2,371)	(4,545)	1,292
Allowance for loan losses as of December 31	$8,708	$10,924	$13,033	$15,074	$18,807
Accruing restructured loans	$48,132	$53,240	$64,102	$71,896	$78,719
Nonaccruing restructured loans	10,329	14,116	16,114	17,360	18,666
Total troubled debt restructurings	$58,461	$67,356	$80,216	$89,256	$97,385
30+ Delinq. % (a)	3.28%	2.87%	2.12%	2.29%	1.88%
NPL %	9.50	10.97	10.40	9.32	8.80
Net charge-offs %	NM	NM	NM	NM	0.40
Allowance / loans %	6.44%	6.10%	5.70%	5.49%	5.61%
Allowance / net charge-offs	NM	NM	NM	NM	13.07	x
Consolidated
Period-end loans	$170,390	$222,448	$287,820	$352,698	$441,456
Nonperforming loans	14,381	21,710	26,390	27,181	31,652
Allowance for loan losses as of January 1	$11,000	$13,113	$15,222	$18,899	$19,122
Charge-offs	(393)	(477)	(2,179)	(1,591)	(3,141)
Recoveries	3,148	1,421	2,509	2,403	1,687
Provision/(provision credit) for loan losses	(4,936)	(3,057)	(2,439)	(4,489)	1,231
Allowance for loan losses as of December 31	$8,819	$11,000	$13,113	$15,222	$18,899
Accruing restructured loans	$51,085	$56,481	$68,354	$76,251	$83,431
Nonaccruing restructured loans	10,508	14,365	16,440	17,675	19,030
Total troubled debt restructurings	$61,593	$70,846	$84,794	$93,926	$102,461
30+ Delinq. % (a)	3.72%	3.21%	2.57%	2.83%	2.17%
NPL %	8.44	9.76	9.17	7.71	7.17
Net charge-offs %	NM	NM	NM	NM	0.30
Allowance / loans %	5.18%	4.95%	4.56%	4.32%	4.28%
Allowance / net charge-offs	NM	NM	NM	NM	13.00	x
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	An allowance has not been established for these loans as the valuation adjustment taken upon exercise of clean-up calls included expected losses.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 77

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.5 billion as of December 31, 2019, and primarily includes automobile loans, credit card receivables, and other consumer-related credits. The allowance increased to $13.3 million as of December 31, 2019, from $12.7 million as of December 31, 2018. Loans 30 days or more delinquent and accruing decreased $3.9 million from December 31, 2018, to $4.6 million as of December 31, 2019. In 2019, FHN recognized $11.4 million of net charge-offs in the credit card and other portfolio, compared to net charge-offs of $15.6 million in 2018. The following table shows credit card and other asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 78

Table 20—Credit Card and Other Asset Quality Trends by Segment

December 31
(Dollars in thousands)	2019	2018	2017 (b)	2016	2015
Regional Bank
Period-end loans	$460,742	$432,529	$439,745	$351,198	$344,405
Nonperforming loans	36	34	75	—	620
Allowance for loan losses as of January 1	$12,595	$9,894	$11,995	$10,966	$14,310
Charge-offs	(12,502)	(14,143)	(12,736)	(13,983)	(15,542)
Recoveries	3,224	3,227	2,905	3,297	3,555
Provision/(provision credit) for loan losses	9,918	13,617	7,730	11,715	8,643
Allowance for loan losses as of December 31	$13,235	$12,595	$9,894	$11,995	$10,966
Accruing restructured loans	$615	$658	$564	$274	$314
Nonaccruing restructured loans	—	—	—	—	—
Total troubled debt restructurings	$615	$658	$564	$274	$314
30+ Delinq. % (a)	0.69%	0.89%	0.76%	1.16%	1.07%
NPL %	0.01	0.01	0.02	—	0.18
Net charge-offs %	2.08	2.55	2.67	3.05	3.51
Allowance / loans %	2.87%	2.91%	2.25%	3.42%	3.18%
Allowance / net charge-offs	1.43	x	1.15	x	1.01	x	1.12	x	0.91	x
Non-Strategic
Period-end loans	$35,122	$85,841	$180,154	$7,835	$10,131
Nonperforming loans	298	590	121	142	737
Allowance for loan losses as of January 1	$132	$87	$177	$919	$420
Charge-offs	(3,098)	(5,545)	(471)	(241)	(1,149)
Recoveries	1,011	812	210	324	298
Provision/(provision credit) for loan losses	1,986	4,778	171	(825)	1,350
Allowance for loan losses as of December 31	$31	$132	$87	$177	$919
Accruing restructured loans	$38	$37	$29	$32	$63
Nonaccruing restructured loans	—	—	—	—	—
Total troubled debt restructurings	$38	$37	$29	$32	$63
30+ Delinq. % (a)	4.05%	5.35%	2.41%	1.73%	1.47%
NPL %	0.85	0.69	0.07	1.82	7.28
Net charge-offs %	3.60	3.78	3.82	NM	7.75
Allowance / loans %	0.09%	0.15%	0.05%	2.26%	9.07%
Allowance / net charge-offs	0.01	x	0.03	x	0.33	x	NM	1.08	x
Consolidated
Period-end loans	$495,864	$518,370	$619,899	$359,033	$354,536
Nonperforming loans	334	624	196	142	1,357
Allowance for loan losses as of January 1	$12,727	$9,981	$12,172	$11,885	$14,730
Charge-offs	(15,600)	(19,688)	(13,207)	(14,224)	(16,691)
Recoveries	4,235	4,039	3,115	3,621	3,853
Provision/(provision credit) for loan losses	11,904	18,395	7,901	10,890	9,993
Allowance for loan losses as of December 31	$13,266	$12,727	$9,981	$12,172	$11,885
Accruing restructured loans	$653	$695	$593	$306	$377
Nonaccruing restructured loans	—	—	—	—	—
Total troubled debt restructurings	$653	$695	$593	$306	$377
30+ Delinq. % (a)	0.93%	1.63%	1.24%	1.17%	1.08%
NPL %	0.07	0.12	0.03	0.04	0.38
Net charge-offs %	2.25	2.83	2.69	2.95	3.64
Allowance / loans %	2.68%	2.46%	1.61%	3.39%	3.35%
Allowance / net charge-offs	1.17	x	0.81	x	0.99	x	1.15	x	0.93	x
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In 3Q18, the acquired CBF indirect auto portfolio was retrospectively re-classed through 4Q17 from the Regional Banking segment to the Non-Strategic segment.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 79

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. The total allowance for loan losses increased to $200.3 million on December 31, 2019, from $180.4 million on December 31, 2018. The ALLL as of December 31, 2019, reflects strong asset quality with the consumer real estate portfolio continuing to stabilize, historically low levels of net charge-offs, and declining non-strategic balances. The ratio of allowance for loan losses to total loans, net of unearned income, decreased to .64 percent on December 31, 2019, from .66 percent on December 31, 2018.
The provision for loan losses is the charge to (or release of) earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of probable incurred losses in the loan portfolio. Provision expense was $47.0 million in 2019 compared to $7.0 million in 2018. The increase in provision expense was primarily the result of increased reserves due to commercial loan growth, grade migration, two charge-offs, and a relationship that was downgraded in first quarter 2019.
FHN expects asset quality trends to remain relatively stable for the near term if the growth of the economy continues. The C&I portfolio is expected to continue to show stable trends but short-term variability (both positive and negative) is possible, primarily due to the size of the credits within this portfolio. The CRE portfolio metrics should be relatively consistent as FHN expects stable property values over the near term; however, oversupply of any CRE product type, changes in the lending environment, or economic uncertainty could result in decreased property values (which could happen abruptly). The remaining non-strategic consumer real estate and permanent mortgage portfolios should continue to steadily wind down. Asset quality metrics within non-strategic are becoming skewed as the portfolios continue to shrink, with stronger credits exiting the portfolios more rapidly than others. Continued stabilization in performance of the consumer real estate portfolio assumes an ongoing positive economic outlook as consumer delinquency and loss rates are correlated with life events that affect borrowers' finances, unemployment trends, and strength of the housing market.
Effective January 1, 2020, FHN adopted the provisions of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," and related ASUs. Refer to Note 1 - Summary of Significant Accounting Policies for additional information about the standard and its impact on FHN.
Consolidated Net Charge-offs
Net charge-offs were $27.1 million in 2019 compared to $16.1 million in 2018.
The commercial portfolio experienced $27.7 million of net charge-offs in 2019 compared to $11.7 million in 2018. Commercial charge-offs were driven by a $9.2 million partial charge-off on an energy credit and a $7.8 million partial charge-off on a healthcare credit. In addition, the consumer portfolio experienced $.6 million of net recoveries in 2019 compared to $4.4 million of net charge-offs in 2018. The net decrease in consumer portfolio net charge-offs was driven by the credit card and other portfolio.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 80

The following table provides consolidated asset quality information for the years 2015 through 2019:

Table 21—Analysis of Allowance for Loan Losses and Charge-offs

(Dollars in thousands)	2019		2018		2017		2016		2015
Allowance for loan losses:
Beginning balance	$180,424		$189,555		$202,068		$210,242		$232,448
Provision for loan losses	47,000		7,000		—		11,000		9,000
Charge-offs:
Commercial, financial, and industrial	33,778		15,492		17,657		18,460		22,406
Commercial real estate	1,181		783		195		1,371		3,550
Consumer real estate	7,781		9,357		13,156		21,993		30,068
Permanent mortgage	393		477		2,179		1,591		3,141
Credit card and other	15,600		19,688		13,207		14,224		16,691
Total charge-offs	58,733		45,797		46,394		57,639		75,856
Recoveries:
Commercial, financial, and industrial	6,744		4,201		4,568		6,795		13,339
Commercial real estate	489		339		966		1,927		1,876
Consumer real estate	17,000		19,666		22,723		23,719		23,895
Permanent mortgage	3,148		1,421		2,509		2,403		1,687
Credit card and other	4,235		4,039		3,115		3,621		3,853
Total recoveries	31,616		29,666		33,881		38,465		44,650
Net charge-offs	27,117		16,131		12,513		19,174		31,206
Ending balance	$200,307		$180,424		$189,555		$202,068		$210,242
Reserve for unfunded commitments	6,101		7,618		5,079		5,312		5,926
Total of allowance for loan losses and reserve for unfunded commitments	$206,408		$188,042		$194,634		$207,380		$216,168
Loans and commitments:
Total period end loans, net of unearned income	$31,061,111		$27,535,532		$27,658,929		$19,589,520		$17,686,502
Remaining unfunded commitments	$12,355,220		$10,884,975		$10,678,485		$8,744,649		$7,903,294
Average loans, net of unearned income	$29,188,638		$27,213,828		$20,104,042		$18,303,870		$16,624,439
Reserve Rates
Total commercial loans
Allowance/loans % (a)	0.65%		0.63%		0.62%		0.86%		0.82%
Period end loans % of total loans	79		74		73		73		68
Consumer real estate
Allowance/loans % (a)	0.33		0.42		0.61		1.12		1.69
Period end loans % of total loans	19		23		23		23		27
Permanent mortgage
Allowance/loans %	5.18		4.95		4.56		4.32		4.28
Period end loans % of total loans	1		1		1		2		2
Credit card and other
Allowance/loans % (a)	2.68		2.46		1.61		3.39		3.35
Period end loans % of total loans	2		2		2		2		2
Allowance and net charge-off ratios
Allowance to total loans % (a)	0.64		0.66		0.69		1.03		1.19
Net charge-offs to average loans %	0.09		0.06		0.06		0.10		0.19
Allowance to net charge-offs	7.39	x	11.18	x	15.15	x	10.54	x	6.74	x
Numbers may not add due to rounding.

(a)	2017 decrease in allowance to loans reflects the addition of loans acquired from CBF at fair value which includes an estimate of life of loan credit losses.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 81

Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans that FHN continues to receive payments including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy, and second liens, regardless of delinquency status, behind first liens that are 90 or more days past due, are bankruptcies, or are TDRs. These, along with OREO, excluding OREO from government insured mortgages, represent nonperforming assets (“NPAs”).
Total nonperforming assets (including NPLs HFS) increased to $181.9 million on December 31, 2019, from $175.5 million on December 31, 2018. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) was .57 percent as of December 31, 2019, compared to .62 percent as of December 31, 2018.
The ratio of the ALLL to NPLs in the loan portfolio was 1.24 times as of December 31, 2019, compared to 1.22 times as of December 31, 2018. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.

Table 22—Nonaccrual/Nonperforming Loans, Foreclosed Assets, and Other Disclosures (a)

	December 31
(Dollars in thousands)	2019		2018		2017		2016		2015
Commercial:
Commercial, financial, and industrial (b)	$74,312		$39,776		$31,153		$32,736		$26,313
Commercial real estate	1,825		2,991		1,393		2,776		8,684
Total commercial	76,137		42,767		32,546		35,512		34,997
Consumer:
Consumer real estate	71,313		82,648		71,487		82,812		111,092
Permanent mortgage	14,381		21,710		26,390		27,181		31,652
Credit card & other	334		624		196		142		1,357
Total consumer	86,028		104,982		98,073		110,135		144,101
Total nonperforming loans (c) (d)	162,165		147,749		130,619		145,647		179,098
Nonperforming loans held-for-sale (d)	4,047		5,328		6,971		7,741		7,846
Foreclosed real estate and other assets	15,660		22,387		39,566		11,235		24,977
Foreclosed real estate from GNMA loans	2,178		2,903		3,816		5,002		8,086
Total foreclosed real estate and other assets	17,838		25,290		43,382		16,237		33,063
Total nonperforming assets (d) (e)	$181,872		$175,464		$177,156		$164,623		$211,921
Troubled debt restructurings (f):
Accruing restructured loans	$121,370		$142,524		$170,930		$203,445		$198,059
Nonaccruing restructured loans (d) (g)	84,928		85,695		63,429		81,705		98,113
Total troubled debt restructurings (f)	$206,298		$228,219		$234,359		$285,150		$296,172
Ratios:
Allowance to nonperforming loans in the loan portfolio (d)	1.24	x	1.22	x	1.45	x	1.39	x	1.17	x

(a)
Balances do not include PCI loans even though the customer may be contractually past due. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)	2019 increase driven by three relationships transferring to nonaccrual.

(c)	Under the original terms of the loans, estimated interest income would have been approximately $11 million, $9 million, and $10 million during 2019, 2018 and 2017, respectively.

(d)	Excludes loans that are 90 or more days past due and still accruing interest.

(e)	Balances do not include PCI loans or government-insured foreclosed real estate.

(f)	Excludes TDRs that are classified as held-for-sale nearly all of which are accounted for under the fair value option.

(g)	Amounts also included in nonperforming loans above.

The following table provides nonperforming assets by business segment:

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 82

Table 23—Nonperforming Assets by Segment

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonperforming loans (a) (b)
Regional bank	$114,514	$81,046	$54,816	$51,839	$58,152
Non-strategic	47,651	66,703	75,803	93,808	120,946
Consolidated	$162,165	$147,749	$130,619	$145,647	$179,098
Foreclosed real estate (c)
Regional bank	$12,347	$18,535	$34,679	$5,081	$16,298
Non-strategic	3,313	3,852	4,887	6,154	8,679
Consolidated	$15,660	$22,387	$39,566	$11,235	$24,977
Nonperforming Assets (a) (b) (c)
Regional bank	$126,861	$99,581	$89,495	$56,920	$74,450
Non-strategic	50,964	70,555	80,690	99,962	129,625
Consolidated	$177,825	$170,136	$170,185	$156,882	$204,075
NPL %
Regional bank	0.38%	0.31%	0.21%	0.29%	0.37%
Non-strategic	5.83%	6.00%	5.34%	5.92%	5.99%
Consolidated	0.52%	0.54%	0.47%	0.74%	1.01%
NPA % (d)
Regional bank	0.42%	0.38%	0.34%	0.32%	0.48%
Non-strategic	6.21%	6.33%	5.66%	6.29%	6.39%
Consolidated	0.57%	0.62%	0.61%	0.80%	1.15%
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Excludes loans that are 90 or more days past due and still accruing interest.

(b)	Excludes loans classified as held-for-sale.

(c)
Excludes foreclosed real estate and receivables related to government insured mortgages of $10.4 million, $3.1 million, $5.2 million, $6.6 million, and $9.0 million during 2019, 2018, 2017, 2016, and 2015, respectively.

(d)	Ratio is non-performing assets related to the loan portfolio to total loans plus foreclosed real estate and other assets.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 83

The following table provides an activity rollforward of OREO balances for December 31, 2019 and 2018. The balance of OREO, exclusive of inventory from government insured mortgages, decreased to $15.7 million as of December 31, 2019, from $22.4 million as of December 31, 2018, driven by the sale of OREO, primarily those acquired from CBF. Moreover, property values have stabilized which also affects the balance of OREO.
Table 24—Rollforward of OREO

(Dollars in thousands)	2019	2018
Beginning balance, January 1	$22,387	$39,566
Valuation adjustments	(927)	(2,599)
New foreclosed property	8,550	12,148
Disposals	(14,350)	(26,728)
Ending balance, December 31 (a)	$15,660	$22,387

(a)	Excludes OREO and receivables related to government insured mortgages of $10.4 million and $3.1 million as of December 31, 2019 and 2018, respectively.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 84

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $21.9 million on December 31, 2019, compared to $32.5 million on December 31, 2018. Loans 30 to 89 days past due decreased to $36.1 million on December 31, 2019, from $42.7 million on December 31, 2018.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $346.9 million on December 31, 2019, compared to $317.0 million on December 31, 2018. The increase year-over-year in potential problem assets was due to a net increase in classified commercial loans within the C&I portfolio. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
Table 25—Accruing Delinquencies and Other Credit Disclosures

	December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Loans past due 90 days or more and still accruing (a) (b):
Commercial:
Commercial, financial, and industrial	$2,035	$1,775	$19,654	$257	$1,083
Commercial real estate	95	1,752	2,051	—	161
Total commercial	2,130	3,527	21,705	257	1,244
Consumer:
Consumer real estate	14,083	22,246	14,433	16,110	16,668
Permanent mortgage	4,032	4,562	3,460	5,428	3,991
Credit card & other	1,614	2,126	1,970	1,590	1,398
Total consumer	19,729	28,934	19,863	23,128	22,057
Total loans past due 90 days or more and still accruing (a) (b)	$21,859	$32,461	$41,568	$23,385	$23,301

Loans 30 to 89 days past due	$36,052	$42,703	$50,884	$42,570	$50,896
Loans 30 to 89 days past due - guaranteed (c)	—	82	85	89	—
Loans held-for-sale 30 to 89 days past due (b)	3,732	5,790	13,419	6,462	7,133
Loans held-for-sale 30 to 89 days past due - guaranteed portion (b) (c)	3,424	4,848	5,975	6,248	7,133
Loans held-for-sale 90 days past due (b)	6,484	7,368	10,885	14,868	17,230
Loans held-for-sale 90 days past due - guaranteed portion (b) (c)	6,417	7,237	9,451	14,657	17,131
Potential problem assets (d)	$346,896	$316,952	$327,214	$290,354	$208,706

(a)	Excludes loans classified as held-for-sale.

(b)	Amounts are not included in nonperforming/nonaccrual loans.

(c)	Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

(d)	Includes past due loans.

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 85

Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (“LRRD”) is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. While every circumstance is different, LRRD will generally use forbearance agreements (generally 6-12 months) as an element of commercial loan workouts, which might include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements.
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
Consumer Loan Modifications
FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government but does generally structure modified consumer loans using the parameters of the former Home Affordable Modification Program (“HAMP”). Generally, a majority of loans modified under any such proprietary programs are classified as TDRs.
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
On December 31, 2019 and December 31, 2018, FHN had $206.3 million and $228.2 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $19.7 million and $27.7 million, or 10 and 12 percent of TDR balances, as of December 31, 2019 and December 31, 2018, respectively. Additionally, FHN had $51.1 million and $57.8 million of HFS loans classified as TDRs as of December 31, 2019 and December 31, 2018, respectively. Total held-to-maturity TDRs decreased by $21.9 million with the decline attributable to consumer real estate and permanent mortgage partially offset by an increase in commercial.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 86

The following table provides a summary of TDRs for the periods ended December 31, 2019 and 2018:
Table 26—Troubled Debt Restructurings

(Dollars in thousands)	As of December 31, 2019	As of December 31, 2018
Held-to-maturity:
Permanent mortgage:
Current	$49,086	$54,114
Delinquent	1,999	2,367
Non-accrual (a)	10,508	14,365
Total permanent mortgage	61,593	70,846
Consumer real estate:
Current	56,439	68,960
Delinquent	2,635	2,311
Non-accrual (b)	41,579	47,163
Total consumer real estate	100,653	118,434
Credit card and other:
Current	615	665
Delinquent	38	30
Non-accrual	—	—
Total credit card and other	653	695
Commercial loans:
Current	10,558	13,246
Delinquent	—	831
Non-accrual	32,841	24,167
Total commercial loans	43,399	38,244
Total held-to-maturity	$206,298	$228,219
Held-for-sale:
Current	$39,014	$42,574
Delinquent	8,008	10,041
Non-accrual	4,106	5,209
Total held-for-sale	51,128	57,824
Total troubled debt restructurings	$257,426	$286,043

(a)	Balances as of December 31, 2019 and 2018, include $2.3 million and $3.6 million, respectively, of discharged bankruptcies.

(b)	Balances as of December 31, 2019 and 2018, include $10.3 million and $13.0 million, respectively, of discharged bankruptcies.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 87

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

4.
Independent Assurance Functions: Internal Audit, Credit Assurance Services (“CAS”), and Model Validation provide an independent and objective assessment of the design and execution of the Company’s internal control system, including management processes, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and employee actions are in compliance with the Company’s policies and applicable laws and regulations. Internal Audit and CAS report to the Chief Audit Executive, who is appointed by and reports to the Audit Committee of the

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 88

Board. Internal Audit reports quarterly to the Audit Committee of the Board, while CAS reports quarterly to the Executive & Risk Committee of the Board. Model Validation reports to the Chief Risk Officer and reports annually to the Audit Committee of the Board.

MARKET RISK MANAGEMENT
Market risk is the risk that changes in market conditions will adversely impact the value of assets or liabilities, or otherwise negatively impact FHN’s earnings. Market risk is inherent in the financial instruments associated with FHN’s operations, primarily trading activities within FHN’s fixed income segment, but also through non-trading activities which are primarily affected by interest rate risk that is managed by the Asset Liability Committee (“ALCO”) within FHN.
FHN is exposed to market risk related to the trading securities inventory and loans held-for-sale maintained by its Fixed Income division in connection with its fixed income distribution activities. Various types of securities inventory positions are procured for distribution to customers by the sales staff. When these securities settle on a delayed basis, they are considered forward contracts. Refer to the "Determination of Fair Value - Trading securities and trading liabilities" section of Note 24 - Fair Value of Assets and Liabilities, which section is incorporated into this MD&A by this reference.

FHN’s market risk appetite is approved by the Executive & Risk Committee of the Board of Directors and executed through management policies and procedures of ALCO and the FHN Financial Risk Committee. These policies contain various market risk limits including, for example, overall balance sheet size limits for Fixed Income, VaR limits for the trading securities inventory, and individual position limits and sector limits for products with credit risk, among others. Risk measures are computed and reviewed on a daily basis to ensure compliance with market risk management policies.

VaR and Stress Testing
VaR is a statistical risk measure used to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99 percent confidence level and 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR ("SVaR") measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for our trading securities portfolio.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 89

A summary of FHN's VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 27—VaR and SVaR Measures

	Year Ended December 31, 2019			As of December 31, 2019
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,068	$1,907	$503	$1,325
SVaR	6,198	9,629	3,157	4,579
10-day
VaR	2,824	7,000	1,499	2,233
SVaR	17,367	28,086	8,803	14,975

	Year Ended December 31, 2018			As of December 31, 2018
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,728	$2,660	$1,148	$1,878
SVaR	9,191	11,918	6,576	8,881
10-day
VaR	3,735	5,124	2,601	3,258
SVaR	24,762	32,343	16,257	21,621

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 28—Schedule of Risks Included in VaR

	As of December 31, 2019		As of December 31, 2018
(Dollars in thousands)	1-day	10-day	1-day	10-day
Interest rate risk	$693	$3,929	$618	$1,514
Credit spread risk	417	828	394	596

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
INTEREST RATE RISK MANAGEMENT
Interest rate risk is the risk to earnings or capital arising from movement in interest rates. ALCO is responsible for overseeing the management of existing and emerging interest rate risk in the company within risk tolerances established by the Board. FHN primarily manages interest rate risk by structuring the balance sheet to maintain a desired level of associated earnings and to protect the economic value of FHN’s capital.

Net interest income and the value of equity are affected by changes in the level of market interest rates because of the differing repricing characteristics of assets and liabilities, the exercise of prepayment options held by loan customers, the early withdrawal options held by deposit customers, and changes in the basis between and changing shapes of the various yield curves used to price assets and liabilities. To isolate the repricing, basis, option, and yield curve components of overall interest rate risk, FHN employs Gap, Earnings at Risk, and Economic Value of Equity analyses generated by a balance sheet simulation model.
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
Based on a static balance sheet as of December 31, 2019, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of .5 percent, .8 percent, 2.1 percent, and 3.5 percent, respectively compared to base NII. A steepening yield curve scenario where long-term

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 90

rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of .7 percent. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.1 percent. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 1.0 percent and 2.7 percent. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
During the past few years, the movement of short term interest rates higher after a prolonged period of very low interest rates has had an overall positive effect on FHN's NII and NIM. More recently, the Federal Reserve has lowered short term interest rates. However, competitive pressures have caused FHN’s deposit costs to fall slower than the long term “through the cycle” assumptions made in its simulation model. Of the many assumptions made in its simulation model, deposit pricing and deposit mix are two that can have a meaningful impact on measured results. For example, in the analysis presented above, interest bearing deposit rates are assumed to decrease by 25 basis points in the -50 basis point scenario. If interest bearing deposit costs were to decline 5 percent less than currently assumed in the -50 basis point scenario, the 2.7 percent unfavorable variance in NII disclosed above for that scenario would deteriorate to a 2.9 percent unfavorable variance.
Fair Value Shock Analysis
Interest rate risk and the slope of the yield curve also affect the fair value of Fixed Income’s trading inventory that is reflected in Fixed Income’s noninterest income.
Generally, low or declining interest rates with a positively sloped yield curve tend to increase Fixed Income’s income through higher demand for fixed income products. Additionally, the fair value of Fixed Income’s trading inventory can fluctuate as a result of differences between current interest rates and the interest rates of fixed income securities in the trading inventory.
Derivatives
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) to manage the risk of loss arising from adverse changes in the fair value of certain financial instruments generally caused by changes in interest rates including Fixed Income’s securities inventory, certain term borrowings, and certain loans. Additionally, Fixed Income or Regional Banking may enter into derivative contracts in order to meet customers' needs. However, such derivative contracts are typically offset with a derivative contract entered into with an upstream counterparty in order to mitigate risk associated with changes in interest rates.
The simulation models and related hedging strategies discussed above exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 22 - Derivatives for additional discussion of these instruments.

CAPITAL RISK MANAGEMENT AND ADEQUACY
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. The Capital Management Committee, chaired by the Senior Vice President and Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital Management Committee also recommends capital management policies, which are submitted for approval to ALCO and the Executive & Risk Committee and the Board as necessary.
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss from inadequate or failed internal processes, people, or systems or from external events including data or network security breaches of FHN or of third parties affecting FHN or its customers. This risk is inherent in all businesses. Operational risk is divided into the following risk areas, which have been established at the corporate level to address these risks across the entire organization:

•	Business Continuity Planning/Records Management

•	Compliance/Legal

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 91

•	Program Governance

•	Fiduciary

•	Financial Crimes (including Bank Secrecy Act, know your customer, security, and fraud)

•	Financial (including disclosure controls and procedures)

•	Information Technology (including cybersecurity)

•	Vendor

Management, measurement, and reporting of operational risk are overseen by the Operational Risk, Fiduciary, Financial Governance, FHN Financial Risk, and Investment Rationalization Board Committees. Key representatives from the business segments, operating units, and supporting units are represented on these committees as appropriate. These governance committees manage the individual operational risk types across the Company by setting standards, monitoring activity, initiating actions, and reporting exposures and results. Key Committee activities and decisions are reported to the appropriate governance committee or included in the Enterprise Risk Report, a quarterly analysis of risk within the organization that is provided to the Executive and Risk Committee. Emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.
COMPLIANCE RISK MANAGEMENT
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, self-regulatory organization standards, and codes of conduct applicable to FHN’s activities. Management, measurement, and reporting of compliance risk are overseen by the Operational Risk Committee. Key executives from the business segments, legal, risk management, and service functions are represented on the Committee. Summary reports of Committee activities and decisions are provided to the appropriate governance committees. Reports include the status of regulatory activities, internal compliance program initiatives, and evaluation of emerging compliance risk areas.

CREDIT RISK MANAGEMENT
Credit risk is the risk of loss due to adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding, and asset management activities although lending activities have the most exposure to credit risk. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions, collateral received, the use of guarantors and the parties involved.
FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. The Credit Risk Management Committee (“CRMC”) is responsible for overseeing the management of existing and emerging credit risks in the company within the broad risk tolerances established by the Board. The CRMC reports through the Executive Risk Management Committee. The Credit Risk Management function, led by the Chief Credit Officer, provides strategic and tactical credit leadership by maintaining policies, overseeing credit approval, assessing new credit products, strategies and processes, and managing portfolio composition and performance.
While the Credit Risk function oversees FHN’s credit risk management, there is significant coordination between the business lines and the Credit Risk function in order to manage FHN’s credit risk and maintain strong asset quality. The Credit Risk function recommends portfolio, industry/sector, and individual customer limits to the Executive & Risk Committee of the Board for approval. Adherence to these approved limits is vigorously monitored by Credit Risk which provides recommendations to slow or cease lending to the business lines as commitments near established lending limits. Credit Risk also ensures subject matter experts are providing oversight, support and credit approvals, particularly in the specialty lending areas where industry-specific knowledge is required. Management emphasizes general portfolio servicing such that emerging risks are able to be spotted early enough to correct potential deficiencies, prevent further credit deterioration, and mitigate credit losses.
The Credit Risk Management function assesses the asset quality trends and results, as well as lending processes, adherence to underwriting guidelines (portfolio-specific underwriting guidelines are discussed further in the Asset Quality Trends section), and utilizes this information to inform management regarding the current state of credit quality and as a factor of the estimation process for determining the allowance for loan losses. The CRMC reviews on a periodic basis various reports issued by assurance functions which provide an independent assessment of the adequacy of loan servicing, grading accuracy, and other key functions. Additionally, CRMC is presented with and discusses various portfolios, lending activity and lending-related projects.
All of the above activities are subject to independent review by FHN’s Credit Assurance Services Group. CAS reports to the Chief Audit Executive, who is appointed by and reports to the Audit Committee of the Board, and provides quarterly reports to the Executive & Risk Committee of the Board. CAS is charged with providing the Executive & Risk Committee of the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($3.4 billion was available at December 31, 2019), brokered deposits, loan sales, syndications, and access to the Federal Reserve Banks.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 98 percent on December 31, 2019 compared to 100 percent on December 31, 2018.
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
Both FHN and First Horizon Bank may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In 2014, First Horizon Bank issued $400 million of fixed rate senior notes due in December 2019. In October 2015, FHN issued $500 million of fixed rate senior notes due in December 2020. First Horizon Bank early redeemed the $400 million senior debt on November 1, 2019.
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of December 31, 2019, First Horizon Bank and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recent completed years plus the current year to date. For any period, First Horizon Bank’s

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 92

‘retained net income’ generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $331.2 million as of January 1, 2020. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. First Horizon Bank declared and paid common dividends to the parent company in the amount of $345.0 million in 2019 and $420.0 million in 2018. In January 2020, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $65 million. During 2019 and 2018, First Horizon Bank declared and paid dividends on its preferred stock quarterly. Additionally, First Horizon Bank declared preferred dividends in first quarter 2020 payable in April 2020.

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from First Horizon Bank. Beginning January 1, 2019, FHN and First Horizon Bank each must maintain a capital conservation buffer or else face dividend restrictions. The buffer is an extra one-half percent above well-capitalized levels (equal to an extra 2.5 percent above minimum levels) for each of three capital ratios: Common Equity Tier 1, Tier 1, and Total Capital. The restrictions would apply to FHN or First Horizon Bank if the buffer is not met for any of those ratios. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.14 per common share on January 2, 2020, and in January 2020 the Board approved a $.15 per common share cash dividend payable on April 1, 2020, to shareholders of record on March 13, 2020. FHN paid a cash dividend of $1,550.00 per preferred share on January 10, 2020, and in January 2020 the Board approved a $1,550.00 per preferred share cash dividend payable on April 10, 2020, to shareholders of record on March 26, 2020.
CREDIT RATINGS
FHN is currently able to fund a majority of the balance sheet through core deposits, which are generally not as sensitive to FHN’s credit ratings as other types of funding. However, maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such factors as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with certain derivative counterparties as discussed in Note 22 - Derivatives.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 93

The following table provides FHN’s most recent credit ratings:
Table 29 - Credit Ratings

	Moody's (a)	Fitch (b)
First Horizon National Corporation
Overall credit rating: Long-term/Short-term/Outlook	Baa3/Stable	BBB/F2/Stable
Long-term senior debt	Baa3	BBB
Subordinated debt (c)	Baa3	BBB-
Junior subordinated debt (c)	Ba1	BB-
Preferred stock	Ba2	B+
First Horizon Bank
Overall credit rating: Long-term/Short-term/Outlook	Baa3/P-2/Stable	BBB/F2/Stable
Long-term/short-term deposits	A3/P-2	BBB+/F2
Long-term/short-term senior debt	Baa3/P-2	BBB/F2
Subordinated debt (c)	Baa3	BBB-
Preferred stock	Ba2	B+
FT Real Estate Securities Company, Inc.
Preferred stock	Ba1
A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.
(a) Last change in ratings was on May 14, 2015; ratings/outlook affirmed on November 5, 2019.
(b) Last change in ratings was on May 20, 2019; ratings/outlook affirmed on November 5, 2019.
(c) Ratings are preliminary/implied.

CASH FLOWS

The Consolidated Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the years ended December 31, 2019, 2018, and 2017. The level of cash and cash equivalents decreased $138.4 million during 2019 compared to a decrease of $46.7 million during 2018 and an increase of $414.3 million in 2017.

Net cash used by investing activities was $2.4 billion in 2019, largely driven by an increase in loan balances somewhat offset by a decrease in interest-bearing cash and a net decrease in AFS debt securities, as maturities and sales outpaced purchases. Net cash provided by financing activities was $1.4 billion in 2019, primarily driven by an increase in short-term borrowings somewhat offset by a decrease in term borrowings, deposits, share repurchases and cash dividends paid during 2019. The increase in short-term borrowings was primarily the result of an increase in FHLB borrowings, which fluctuate largely based on loan demand, deposit levels and balance sheet funding strategies. The decrease in term borrowing was primarily the result of FHN's redemption of $400 million of senior debt during fourth quarter 2019. Net cash provided by operating activities was $830.3 million in 2019 due in large part to net cash inflows of $1.4 billion related to a decrease in fixed income trading securities and favorably driven cash-related net income items. Cash outflows of $1.3 billion related to loans HFS negatively impacted operating cash flows during 2019 as purchases of government guaranteed loans outpaced sales, including the sale of approximately $25 million UPB of subprime consumer loans in 2019.

Net cash used in financing activities was $761.4 million in 2018, driven by a decrease in short-term borrowings and to a lesser extent cash dividends paid and share repurchases, somewhat offset by an increase in deposits. The decrease in short-term borrowings was primarily the result of a decline in FHLB borrowings. The increase in deposits was due in large part to increases in savings and time deposits as a result of FHN's strategic focus on growing deposits. Net cash provided by investing activities was $480.4 million in 2018, driven by proceeds from the sales of FHN's remaining Visa Class B shares and net decreases in the AFS and loan portfolios. Proceeds from the sales and payoffs of TRUPS loans and OREO during 2018 also favorably impacted cash flows in 2018. A decrease in interest-bearing cash, cash paid associated with the cancellation of common shares in connection with CBF dissenting shareholders, and cash paid related to the divestiture of two branches negatively impacted investing cash flows during 2018. Net cash provided by operating cash flows was $234.3 million in 2018. A $1.0 billion net decrease in fixed income trading activities and favorably driven cash-related net income items positively impacted operating cash flows in 2018, but were somewhat offset by cash outflows of $1.4 billion related to a net increase in

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 94

loans HFS, as purchases of government guaranteed loans outpaced sales, including the sale of approximately $120 million of subprime auto loans.
Net cash provided by financing activities was $1.8 billion in 2017, largely driven by cash inflows of $2.1 billion related to an increase in short-term borrowings, primarily FHLB borrowings used to fund loan growth; however these were somewhat offset by a decrease in deposit balances and cash dividends. Net cash used by investing activities was $1.3 billion in 2017 primarily driven by increases in loan balances and interest-bearing cash of $808.4 million and $121.4 million, respectively, as well as $336.6 million of net cash payments associated with the CBF and Coastal acquisitions. Net cash used by operating activities was $28.8 million in 2017 as operating cash flows were negatively impacted by a net increase in loans HFS within the fixed income segment as well as cash outflows of $384.2 million related to fixed income activities, but were favorably impacted by cash-related net income items and a $223.8 million net decrease in operating assets and liabilities.
REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
Obligations from Pre-2009 Mortgage Businesses
Prior to September 2008 FHN originated loans through its pre-2009 mortgage business, primarily first lien home loans, with the intention of selling them. Sales typically were effected either as non-recourse whole loan sales or through non-recourse proprietary securitizations. Conventional conforming single-family residential mortgage loans were sold predominately to two government-sponsored entities, or "GSEs": Fannie Mae and Freddie Mac. Also, federally insured or guaranteed whole loans were pooled, and payments to investors were guaranteed through Ginnie Mae. Many mortgage loan originations, especially nonconforming mortgage loans, were sold to investors, or certificate-holders, predominantly through First Horizon proprietary securitizations but also, to a lesser extent, through other whole loans sold to private non-Agency purchasers. FHN used only one trustee for all of its First Horizon proprietary securitizations. In addition to First Horizon proprietary securitization and other whole loan sales activities, FHN also originated and sometimes sold or securitized second-lien, line of credit, and government-insured mortgage loans.
From these pre-2009 activities, FHN has incurred substantial losses stemming from obligations to repurchase loans, pay make-whole amounts, or otherwise resolve claims that loans which FHN originated, or FHN's servicing of those loans, were deficient in a manner for which FHN was liable. Many years ago, FHN established a repurchase and foreclosure liability, or reserve, in connection with those claims. FHN has settled many claims, and the reserve is reduced each time a claim is settled. As discussed in Note 17 - Contingencies and Other Disclosures, FHN's principal remaining exposures for those activities relate to (i) indemnification claims by underwriters, loan purchasers, and other parties which assert that FHN-originated loans caused or contributed to losses which FHN is legally obliged to indemnify, and (ii) indemnification or other claims related to FHN's servicing of pre-2009 mortgage loans.
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
As mentioned in Note 17 - Contingencies and Other Disclosures - FHN has received a notice of indemnification claims from its 2011 subservicer, Nationstar Mortgage LLC, currently doing business as "Mr. Cooper." The notice asserts several categories of indemnity obligations by FHN to Nationstar in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in formal litigation, but litigation in the future is possible.
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
Repurchase Accrual Approach
In determining potential loss content, claims are analyzed by purchaser, vintage, and claim type. FHN considers various inputs including claim rate estimates, historical average repurchase and loss severity rates, mortgage insurance cancellations, and mortgage insurance curtailment requests. Inputs are applied to claims in the active pipeline, as well as to historical average inflows to estimate loss content related to potential future inflows. Management also evaluates the nature of claims from purchasers and/or servicers of loans sold to determine if qualitative adjustments are appropriate.
Repurchase and Foreclosure Liability
The repurchase and foreclosure liability is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 95

liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellations rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability decreased to $14.5 million on December 31, 2019 from $32.3 million on December 31, 2018, primarily driven by a $12.6 million payment related to a complete settlement with a single party during second quarter 2019.
Other Contractual Obligations
Pension obligations are funded by FHN to provide current and future benefits to participants in FHN’s noncontributory, defined benefit pension plan. On December 31, 2019, the annual measurement date, pension obligations (representing the present value of estimated future benefit payments), including obligations of the unfunded plans, were $835.9 million with $826.1 million of assets (measured at current fair value) in the qualified plan’s trust to fund the qualified plan’s obligations. The discount rate for 2019 of 3.31 percent for the qualified pension plan and 3.08 percent for the nonqualified supplemental executive retirement plan was determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to thirty years. The discount rates for the pension and nonqualified supplemental executive retirement plans are selected based on data specific to FHN’s plans and participant populations. See Note 18 - Pension, Savings, and Other Employee Benefits for additional information. As of December 31, 2019, the plan assets exceeded the projected benefit obligation and the accumulated benefit obligation for the qualified pension plan. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 96

the qualified pension plan in 2019 and 2017, and made an insignificant contribution to the qualified pension plan in 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2020.
The nonqualified pension plans and other postretirement benefit plans, excluding the retiree medical plan, are unfunded. Benefit payments under the non-qualified plans were $5.2 million in 2019. FHN anticipates 2020 benefit payments to be $5.2 million.
FHN has various other financial obligations which may require future cash payments. The following table sets forth contractual obligations representing required and potential cash outflows as of December 31, 2019. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. In addition, FHN enters into commitments to extend credit to borrowers, including loan commitments, standby letters of credit, and commercial letters of credit. These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon and are not included in the table.
Table 30—Contractual Obligations as of December 31, 2019

	Payments due by period (a)
	Less than	1 year -	3 years -	After 5
(Dollars in thousands)	1 year	< 3 years	< 5 years	years	Total
Contractual obligations:
Time deposit maturities (b) (c)	$2,824,792	$641,798	$133,059	$18,688	$3,618,337
Term borrowings (b) (d)	500,000	236	—	316,661	816,897
Annual rental commitments under noncancelable leases (b) (e)	26,594	48,180	44,911	156,524	276,209
Purchase obligations	92,844	63,796	24,383	3,976	184,999
Total contractual obligations	$3,444,230	$754,010	$202,353	$495,849	$4,896,442

(a)	Excludes a $24.4 million liability for unrecognized tax benefits as the timing of payment cannot be reasonably estimated.

(b)	Amounts do not include interest.

(c)	See Note 8 - Time Deposit Maturities for further details.

(d)	See Note 10 - Term Borrowings for further details.

(e)	See Note 6 - Premises, Equipment and Leases for further details.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 97

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are FHN’s strategic initiatives, changes in the U.S. and global economy and outlook, government actions affecting interest rates, political uncertainty, and potential changes in federal policies including changes to the government's approach to tariffs and the potential impact to our customers. In addition, pre-2009 mortgage business matters in the Non-strategic segment could continue to impact FHN’s quarterly results in ways which are both difficult to predict and unrelated to current operations.
FHN has prioritized expense discipline to include reducing or controlling certain expenses including realization of expense efficiencies from the merger with CBF and investing in revenue-producing activities, customer-facing technology, and critical infrastructure. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. and global economy and outlook. Furthermore, FHN may be indirectly impacted by global events that impact our customers and their businesses. The most recent recession ended in 2009. During the U.S. economic expansion since 2009, growth was muted compared to earlier recoveries. In the past several years, growth has been more robust and more volatile, impacted (up or down) by several significant events such as U.S. tax and regulatory reform, protracted U.S. tariffs and trade negotiations with major foreign trading partners, and, in 2019, an abrupt change in U.S. interest rate policy. Because few expansions last longer than ten years, it is uncertain how much longer the current expansion will continue even though, currently, indications of impending weakness are modest and mixed.
In 2018, the Federal Reserve raised short-term interest rates by .25 percent four times following similar, but less frequent, raises starting in 2015. These actions, along with a decline in long-term interest rates, flattened the yield curve. Early in 2019, the Federal Reserve signaled the possibility of pausing further increases in short-term interest rates while economic trends were evaluated. The Federal Reserve implemented .25 percent cuts to short-term interest rates three times during 2019. This volatility in 2019 contributed to improved performance in mortgage warehouse lending in the Regional Banking segment and FHN's Fixed Income segment. In 2020, lowered rates will put downward pressure on FHN's net interest margin, and 2019's volatility may abate. However, current expectations that rates are stable, at current (relatively low) levels, appear to have benefited the economy by, at a minimum, removing 2018's threat of rising rate.
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (“LIBOR”), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR as currently operated may not continue after 2021. FHN is not currently able to predict the impact that the transition from LIBOR will have on the Company; however, because FHN has instruments with floating rate terms based on LIBOR, FHN may experience increases in interest, dividends, and other costs relative to these instruments subsequent to 2021. Additionally, the transition from LIBOR could impact or change FHN’s hedge accounting practices. FHN has initiated efforts to 1) develop an inventory of affected loans, securities, and derivatives, 2) evaluate and draft modifications as needed to address loans outstanding at the time of LIBOR retirement, 3) obtain an understanding of the potential effects for applicable securities and derivatives and 4) assess revisions to product pricing structures based on alternative reference rates. Both the FASB and IRS have released proposals that are intended to facilitate the transition of existing contracts from LIBOR to new reference rates without triggering modification accounting for those contracts. Each proposal contains specific guidance that must be met in order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.
Lastly, while FHN has resolved most matters from the pre-2009 mortgage business, some remain unresolved. The timing or financial impact of resolution of these matters cannot be predicted with accuracy. Accordingly, the non-strategic segment is expected to occasionally and unexpectedly impact FHN’s overall quarterly results negatively or positively with reserve accruals or releases. Also, although new pre-2009 mortgage business matters of significance arise at a much slower pace than in years past and some formerly common legal claims no longer can be made due to the passage of time, potential for new pre-2009 mortgage business matters remains.
Foreclosure Practices
FHN retains exposure for potential deficiencies in servicing related to its pre-2009 mortgage servicing business and subservicing arrangements. Further details regarding these matters are provided in "Obligations from Pre-2009 Mortgage Businesses - Servicing Obligations" under "Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations."

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 98

CRITICAL ACCOUNTING POLICIES
ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb estimated probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. Accounting standards require that loan losses be recorded when management

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 99

determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, often under uncertain economic conditions, and (3) it requires management to distinguish between losses incurred as of a balance sheet date and losses expected to be incurred in the future. Accordingly, this is a highly subjective process and requires significant judgment since it is often difficult to determine when specific loss events may actually occur. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking, non-strategic, and corporate segments. A management committee comprised of representatives from Risk Management, Finance, Credit, and Treasury performs a quarterly review of the assumptions used in FHN’s ALLL analytical models, makes qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, as a part of Enterprise Risk reporting and discussion, management addresses credit reserve adequacy and credit losses with the Executive and Risk Committee of FHN’s Board of Directors.
FHN believes that the critical assumptions underlying the accounting estimates made by management include: (1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) known significant loss events that have occurred were considered by management at the time of assessing the adequacy of the ALLL; (5) the adjustments for economic conditions utilized in the allowance for loan losses estimate represent actual incurred losses; (6) the period of history used for historical loss factors are most reflective of the current environment; (7) the estimate of the time it takes for a loss event to occur and loss to be recognized (the loss emergence period) is most reflective of the current environment; and (8) the reserve rates, as well as other adjustments estimated by management for current events, trends, and conditions, utilized in the process reflect an estimate of losses that have been incurred as of the date of the financial statements.
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
See Note 1 - Summary of Significant Accounting Policies and Note 5 - Allowance for Loan Losses for detail regarding FHN’s processes, models, and methodology for determining the ALLL.
INCOME TAXES
FHN is subject to the income tax laws of the U.S. and the states and jurisdictions in which it operates. FHN accounts for income taxes in accordance with ASC 740, Income Taxes. Significant judgments and estimates are required in the determination of the consolidated income tax expense. FHN income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid.
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. A DTA or a DTL is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, DTAs are subject to a “more likely than not” test to determine whether the full amount of the DTAs should be realized in the financial statements. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to or generated with respect to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business. If the “more likely than not” test is not met, a valuation allowance must be established against the DTA.
The income tax laws of the jurisdictions in which FHN operate are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, FHN must make

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 100

judgments and interpretations about the application of these inherently complex tax laws. Interpretations may be subjected to review during examination by taxing authorities and disputes may arise over the respective tax positions. FHN attempts to resolve disputes that may arise during the tax examination and audit process. However, certain disputes may ultimately be resolved through the federal and state court systems.

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

See also Note 15 - Income Taxes for additional information.
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
See Note 17 - Contingencies and Other Disclosures for additional information.

ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE
Refer to Note 1 – Summary of Significant Accounting Policies for a detail of accounting standards that have been issued but are not currently effective, which section is incorporated into this MD&A by this reference.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 101

Table 31 - Summary of Quarterly Financial Information

	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
(Dollars in millions except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary income information:
Interest income	$404.1	$407.5	$412.1	$400.6	$401.2	$393.7	$387.8	$363.4
Interest expense	92.7	106.8	108.5	106.1	98.7	88.0	76.9	62.2
Provision/(provision credit) for loan losses	10.0	15.0	13.0	9.0	6.0	2.0	—	(1.0)
Noninterest income	183.3	171.7	158.0	141.0	110.3	349.0	127.5	136.0
Noninterest expense	327.4	307.7	300.4	296.1	281.9	294.0	332.8	313.3
Net income/(loss)	121.3	113.9	113.7	103.4	100.8	274.7	86.0	95.0
Income/(loss) available to common shareholders	$116.8	$109.5	$109.3	$99.0	$96.3	$270.3	$81.6	$90.6
Earnings/(loss) per common share	$0.38	$0.35	$0.35	$0.31	$0.30	$0.83	$0.25	$0.28
Diluted earnings/(loss) per common share	0.37	0.35	0.35	0.31	0.30	0.83	0.25	0.27
Common stock information:
Closing price per share:
High	$17.28	$16.69	$15.21	$15.77	$17.51	$18.85	$19.56	$20.61
Low	15.41	14.66	13.41	13.37	12.40	17.03	17.84	18.35
Period-end	16.56	16.20	14.93	13.98	13.16	17.26	17.84	18.83
Cash dividends declared per share	0.14	0.14	0.14	0.14	0.12	0.12	0.12	0.12

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 102

NON-GAAP INFORMATION
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 32—Non-GAAP to GAAP Reconciliation

(Dollars in thousands)	2019	2018	2017	2016	2015
Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$5,076,008	$4,785,380	$4,580,488	$2,705,084	$2,639,586
Less: Noncontrolling interest (a)	295,431	295,431	295,431	295,431	295,431
Less: Preferred stock (a)	95,624	95,624	95,624	95,624	95,624
Total common equity	4,684,953	4,394,325	4,189,433	2,314,029	2,248,531
Less: Intangible assets (GAAP) (b)	1,562,987	1,587,822	1,571,242	212,388	217,522
(B) Tangible common equity (Non-GAAP)	3,121,966	2,806,503	2,618,191	2,101,641	2,031,009
Less: Unrealized gains/(losses) on AFS securities, net of tax	31,079	(75,736)	(21,997)	(17,232)	3,394
(C) Adjusted tangible common equity (Non-GAAP)	$3,090,887	$2,882,239	$2,640,188	$2,118,873	$2,027,615
Tangible Assets (Non-GAAP)
(D) Total assets (GAAP)	$43,310,900	$40,832,258	$41,423,388	$28,555,231	$26,192,637
Less: Intangible assets (GAAP) (b)	1,562,987	1,587,822	1,571,242	212,388	217,522
(E) Tangible assets (Non-GAAP)	$41,747,913	$39,244,436	$39,852,146	$28,342,843	$25,975,115
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$4,920,899	$4,617,529	$2,970,308	$2,691,478	$2,581,187
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624	95,624	95,624	95,624
(F) Total average common equity	$4,529,844	$4,226,474	$2,579,253	$2,300,423	$2,190,132
Less: Average intangible assets (GAAP) (b)	1,575,338	1,569,987	376,306	214,915	183,127
(G) Average tangible common equity (Non-GAAP)	$2,954,506	$2,656,487	$2,202,947	$2,085,508	$2,007,005
Net Income Available to Common Shareholders
(H) Net income available to common shareholders	$434,708	$538,842	$159,315	$220,846	$79,679
Risk Weighted Assets
(I) Risk weighted assets (c)	$37,045,782	$33,002,595	$33,373,877	$23,914,158	$21,812,015
Ratios
(A)/(D) Total period-end equity to period-end assets (GAAP)	11.72%	11.72%	11.06%	9.47%	10.08%
(B)/(E) Tangible common equity to tangible assets
(“TCE/TA”) (Non-GAAP) (d)	7.48	7.15	6.57	7.42	7.82
(C)/(I) Adjusted tangible common equity to
risk weighted assets ("TCE/RWA") (Non-GAAP) (d)	8.34	8.73	7.91	8.86	9.30
(H)/(F) Return on average common equity
(“ROCE”) (GAAP) (d)	9.60	12.75	6.18	9.60	3.64
(H)/(G) Return on average tangible common
equity (“ROTCE”) (Non-GAAP) (d)	14.71	20.28	7.23	10.59	3.97
(a)Included in Total equity on the Consolidated Statements of Condition.
(b)Includes Goodwill and other intangible assets, net of amortization.
(c)Defined by and calculated in conformity with bank regulations applicable to FHN.
(d)See Glossary of Terms for definition of ratio.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 103

GLOSSARY OF SELECTED FINANCIAL TERMS

Adjusted Tangible Common Equity to Risk Weighted Assets (“TCE/RWA”) - Common equity excluding intangible assets and unrealized gains/(losses) on available-for-sale securities divided by risk weighted assets.
Allowance for Loan Losses (“ALLL”) - Valuation reserve representing the amount considered by management to be adequate to cover estimated probable incurred losses in the loan portfolio.
Agencies - In this annual report, Agencies are collectively GSEs plus GNMA.
Basis Point - The equivalent of one-hundredth of one percent. One hundred basis points equals one percent. This unit is generally used to measure spreads and movements in interest yields and rates and in measures based on interest yields and rates.
Book Value Per Common Share - A ratio determined by dividing common equity at the end of a period by the number of common shares outstanding at the end of that period.
Commercial and Standby Letters of Credit - Commercial letters of credit are issued or confirmed by an entity to ensure the payment of its customers’ payables and receivables. Standby letters of credit are issued by an entity to ensure its customers’ performance in dealing with others.
Commitment to Extend Credit ("Unfunded Commitments") - Agreements to make or acquire a loan or lease as long as agreed-upon terms (e.g., expiration date, covenants, or notice) are met. Generally these commitments have fixed expiration dates or other termination clauses and may require payment of a fee.
Common Equity Tier 1 - A measure of a company's capital position under U.S. Basel III capital rules, which includes common equity less goodwill, other intangibles and certain other required regulatory deductions as defined in those rules.
Core Businesses - Management treats regional banking, fixed income, and corporate as FHN's core businesses. Non-strategic has significant pre-2009 mortgage businesses assets and operations that are being wound down.
Core Deposits - Core deposits consist of all interest-bearing and noninterest-bearing deposits, except brokered deposits and certificates of deposit over $250,000. They include checking interest deposits, money market deposit accounts, time and other savings, plus demand deposits.
Derivative Financial Instrument - A contract or agreement whose value is derived from changes in interest rates, foreign exchange rates, prices of securities or commodities, or financial or commodity indices.
Diluted Earnings/(Loss) Per Common Share (“Diluted EPS”) - Net income/(loss) available to common shareholders, divided by weighted average shares outstanding plus the effect of common stock equivalents that have the potential to be converted into common shares.
Discharged Bankruptcies - Residential real estate secured loans where the borrower has been discharged from personal liability through bankruptcy proceedings. Such loans that have not been reaffirmed by the borrower are charged down to estimated collateral value less disposition costs (net realizable value) and are reported as nonaccruing TDRs.
Discounted Cash Flow (“DCF Method”) - A valuation method based on the present value of expected future payments discounted at the loan’s effective interest rate.
Earning Assets - Assets that generate interest or dividend income or yield-related fee income, such as loans and investment securities.
Earnings/(Loss) Per Common Share (“EPS”) - Net income/(loss) available to common shareholders, divided by the weighted average number of common shares outstanding.
Fully Taxable Equivalent (“FTE”) - Reflects the amount of tax-exempt income adjusted to a level that would yield the same after-tax income had that income been subject to taxation.
Forward Contracts - Contracts representing commitments either to purchase or sell at a specified future date a specified security or financial instrument at a specified price, and may be settled in cash or through delivery.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 104

GLOSSARY OF SELECTED FINANCIAL TERMS (continued)

Government Sponsored Entities ("GSEs") - In this annual report, the term "GSEs" includes Fannie Mae and Freddie Mac.
Individually Impaired Loans - Generally, commercial loans over $1 million that are not expected to pay all contractually due principal and interest, and consumer loans that have experienced a troubled debt restructuring and are individually evaluated for impairment.
Interest Rate Caps and Floors - Contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market interest rate exceeds a fixed upper “capped” level or falls below a fixed lower “floor” level on specified future dates.
Interest Rate Option - A contract that grants the holder (purchaser), for a fee, the right to either purchase or sell a financial instrument at a specified price within a specified period of time or on a specified date from or to the writer (seller) of the option.
Interest Rate Swap - An agreement in which two entities agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a floating rate index.
Interest Rate Swaptions - Options on interest rate swaps that give the purchaser the right, but not the obligation, to enter into an interest rate swap agreement during a specified period of time.
Leverage Ratio - Ratio consisting of Tier 1 capital divided by quarterly average assets adjusted for certain unrealized gains/(losses) on available-for-sale securities less certain regulatory disallowances applied to Common Equity Tier 1 capital and Tier 1 capital including goodwill, certain other intangible assets, the disallowable portion of deferred tax assets and other disallowed assets, and other regulatory adjustments.
Lower of Cost or Market (“LOCOM”) - A method of accounting for certain assets by recording them at the lower of their historical cost or their current market value.
Market Capitalization - Market value of a company. Computed by multiplying the number of shares outstanding by the current stock price.
Market-Indexed Deposits - Deposits with pricing tied to an index not administered by FHN. For FHN these are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.
Mortgage Backed Securities ("MBS") - Investment securities backed by a pool of mortgages or trust deeds. Principal and interest payments on the underlying mortgages are used to pay principal and interest on the securities.
Mortgage Warehouse - Mortgage loans that have been closed and funded and are awaiting sale and delivery into the secondary market. Also includes loans that management does not have the intent to hold for the foreseeable future.
Mortgage Servicing Rights (“MSR”) - The right to service mortgage loans, generally owned by someone else, for a fee. Loan servicing includes collecting payments; remitting funds to investors, insurance companies, and taxing authorities; collecting delinquent payments; and foreclosing on properties when necessary.
Net Interest Margin (“NIM”) - Expressed as a percentage, net interest margin is a ratio computed by dividing a day-weighted fully taxable equivalent net interest income by average earning assets.
Net Interest Spread - The difference between the average yield earned on earning assets on a fully taxable equivalent basis and the average rate paid for interest-bearing liabilities.
Nonaccrual or Nonperforming Loans (“NPLs”) - Loans on which interest accruals have been discontinued due to the borrower's financial difficulties. Interest income on these loans is generally reported on a cash basis as it is collected after recovery of principal.
Non-GAAP - Certain measures contained within MD&A are not formally defined by GAAP or codified in the federal banking regulations. A reconciliation of these Non-GAAP measures may be found in table 32 of MD&A.
Nonperforming Assets (“NPAs”) - Interest-earning assets on which interest income is not being accrued, real estate properties acquired through foreclosure and other assets obtained through the foreclosure process.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 105

GLOSSARY OF SELECTED FINANCIAL TERMS (continued)

Non-Purchased Credit Deteriorated (“Non-PCD”) Financial Assets - Acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, do not have a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment.
Origination Fees - A fee charged to the borrower by the lender to originate a loan. Usually stated as a percentage of the face value of the loan.
Provision for Loan Losses - The periodic charge to earnings for inherent losses in the loan portfolio.
Purchased Credit-Impaired (“PCI”) Loans - Acquired loans that have exhibited deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is no longer reasonably assured.
Purchased Credit Deteriorated (“PCD”) Financial Assets - Acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment.
Purchase Obligation - An agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Restricted Real Estate Loans and Secured Borrowings -Includes restricted loans that are assets of a consolidated variable interest entity (“VIE”) that can be used only to settle obligations of the consolidated VIE and loans from nonconsolidated VIE in which the securitization did not qualify for sale treatment per GAAP. These loans secure long-term borrowings of the respective VIE.
Return on Average Assets (“ROA”) - A measure of profitability that is calculated by dividing net income by total average assets.
Return on Average Common Shareholders’ Equity (“ROCE”) - A measure of profitability that indicates what an institution earned on its shareholders' investment. ROCE is calculated by dividing net income available to common shareholders by total average common equity.
Return on Average Tangible Common Equity (“ROTCE”) - A Non-GAAP measure of profitability that is calculated by dividing net income available to common shareholders by average tangible common equity.
Risk-Weighted Assets - A regulatory risk-based calculation that takes into account the broad differences in risks among a banking organization's assets and off-balance sheet financial instruments.
Tangible Common Equity to Tangible Assets (“TCE/TA”) - A ratio which may be used to evaluate a company’s capital position. TCE/TA includes common equity less goodwill and other intangible assets over tangible assets. Tangible assets includes a company’s total assets less goodwill and other intangible assets.
Tier 1 Capital Ratio - Ratio consisting of shareholders' equity adjusted for certain unrealized gains/(losses) on available-for-sale securities, reduced by goodwill, certain other intangible assets, the disallowable portion of mortgage servicing rights and other disallowed assets divided by risk-weighted assets.
Total Capital Ratio - Ratio consisting of Tier 1 capital plus the allowable portion of the allowance for loan losses and qualifying subordinated debt divided by risk-weighted assets.
Troubled Debt Restructuring (“TDR”) - A loan is identified and reported as a TDR when FHN has granted an economic concession to a borrower experiencing financial difficulty.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 106

ACRONYMS (continued)

ACRONYMS

ADR        Average daily revenue
AFS          Available-for-sale
ALCO        Asset/Liability Committee
ALLL        Allowance for loan losses
AOCI        Accumulated Other Comprehensive Income
ASC        FASB Accounting Standards Codification
ASU        Accounting Standards Update
BOLI        Bank-owned life insurance
C&I        Commercial, financial, and industrial loan portfolio
CAS        Credit Assurance Services
CBF        Capital Bank Financial
CD        Certificate of deposit
CECL        Current Expected Credit Loss
CEO        Chief Executive Officer
CFPB        Consumer Financial Protection Bureau
CMO        Collateralized mortgage obligations
CRA        Community Reinvestment Act
CRE        Commercial Real Estate
CRMC        Credit Risk Management Committee
DFA        Dodd-Frank Act
DRA        Definitive resolution agreement
DSCR        Debt service coverage ratios
DTA        Deferred tax asset
DTI        Debt-to-income
DTL        Deferred tax liability
ECP        Equity Compensation Plan
EPS        Earnings per share
ESOP        Employee stock ownership plan
FASB        Financial Accounting Standards Board
FDIC        Federal Deposit Insurance Corporation
FFP        Federal funds purchased
FFS        Federal funds sold
FH        First Horizon
FHA        Federal Housing Administration
FHLB        Federal Home Loan Bank
FHLMC    Federal Home Loan Mortgage Corporation or Freddie Mac
FHN        First Horizon National Corporation
FICO        Fair Isaac Corporation
FINRA        Financial Industry Regulatory Authority
FNMA        Federal National Mortgage Association or Fannie Mae
FRB        Federal Reserve Bank or the Fed
FTBNA        First Tennessee Bank National Association
FTE        Fully taxable equivalent
FTHC        First Tennessee Housing Corporation
FTNF         FTN Financial
FTNMC    First Tennessee New Markets Corporation
FTRESC    FT Real Estate Securities Company, Inc.
GAAP        Generally accepted accounting principles
GNMA        Government National Mortgage Association or Ginnie Mae
GSE        Government sponsored enterprises, in this filing references Fannie Mae and Freddie Mac
HAMP        Home Affordable Modification Program
HELOC    Home equity lines of credit
HFS         Held-for-sale
HTM        Held-to-maturity
HUD        Department of Housing and Urban Development

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 107

ACRONYMS (continued)

IBKC        IBERIABANK Corporation
IPO        Initial public offering
ISDA        International Swap and Derivatives Association
IRS        Internal Revenue Service
LEP        Loss emergence period
LGD        Loss given default
LIBOR        London Inter-Bank Offered Rate
LIHTC        Low Income Housing Tax Credit
LLC        Limited Liability Company
LOCOM    Lower of cost or market
LRRD        Loan Rehab and Recovery Department
LTV        Loan-to-value
MBS        Mortgage-backed securities
MD&A     Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI        Private mortgage insurance
MSR        Mortgage servicing rights
MSRB        Municipal Securities Rulemaking Board
NAICS        North American Industry Classification System
NII        Net interest income
NIM        Net interest margin
NMTC        New Market Tax Credit
NOL        Net operating loss
NPA        Nonperforming asset
Non-PCD    Non-Purchased Credit Deteriorated Financial Assets
NPL        Nonperforming loan
NSF        Non-sufficient funds
OCC        Office of the Comptroller of the Currency
OIS        Overnight indexed swap
OREO        Other Real Estate-owned

OTC	One-time close, a mortgage product which allowed simplified conversion of a construction loan to permanent financing
OTTI        Other than temporary impairment
PCAOB        Public Company Accounting Oversight Board
PCD        Purchased Credit Deteriorated Financial Assets
PCI        Purchased credit impaired
PD        Probability of default
PM        Portfolio managers
PSU        Performance Stock Unit
R/E        Real estate
REIT        Real estate investment trust
RM        Relationship managers
ROA        Return on assets
ROCE        Return on average common shareholders' equity
ROTCE        Return on tangible common equity
RPL        Reasonably Possible Loss
RSU        Restricted stock unit
RWA        Risk-weighted assets
SBA        Small Business Administration
SEC        Securities and Exchange Commission
SVaR        Stressed Value-at-Risk
TA        Tangible assets
TCE        Tangible common equity
TDR        Troubled Debt Restructuring
TRUP        Trust preferred loan
UPB        Unpaid principal balance
USDA        United States Department of Agriculture
UTB        Unrecognized tax benefit
VaR        Value-at-Risk

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 108

ACRONYMS (continued)

VIE        Variable Interest Entities

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 109

CONSOLIDATED HISTORICAL STATEMENTS OF INCOME (Unaudited)

						Growth Rates
(Dollars in millions except per share data)	2019	2018	2017	2016	2015	19/18	19/15**
Interest income:
Interest and fees on loans	$1,394.4	$1,286.5	$816.8	$679.9	$600.3	8%	23%
Interest on investment securities available-for-sale	120.6	130.4	105.0	96.7	93.6	(8)%	7%
Interest on investment securities held-to-maturity	0.5	0.5	0.6	0.8	0.3	(5)%	15%
Interest on loans held-for-sale	31.1	45.1	17.5	5.5	5.5	(31)%	55%
Interest on trading securities	46.6	58.7	35.0	30.8	35.1	(21)%	7%
Interest on other earning assets	31.1	24.9	15.0	4.2	1.7	25%	NM
Total interest income	1,624.3	1,546.0	989.9	817.9	736.4	5%	22%
Interest expense:
Interest on deposits:
Savings	144.4	107.7	42.5	19.6	12.0	34%	86%
Time deposits	84.0	53.1	13.1	10.0	8.7	58%	76%
Other interest-bearing deposits	78.8	55.7	24.5	10.4	4.5	41%	NM
Interest on trading liabilities	12.5	19.4	15.5	15.0	16.0	(36)%	(6)%
Interest on short-term borrowings	41.2	36.7	16.0	4.7	3.2	12%	90%
Interest on term borrowings	53.3	53.0	36.0	29.1	38.4	1%	9%
Total interest expense	414.2	325.7	147.6	88.8	82.7	27%	50%
Net interest income	1,210.2	1,220.3	842.3	729.1	653.7	(1)%	17%
Provision for loan losses	47.0	7.0	—	11.0	9.0	NM	51%
Net interest income after provision for loan losses	1,163.2	1,213.3	842.3	718.1	644.7	(4)%	16%
Noninterest income:
Fixed income	278.8	167.9	216.6	268.6	231.3	66%	5%
Deposit transactions and cash management	131.7	133.3	110.6	108.6	112.8	(1)%	4%
Brokerage, management fees and commissions	55.5	54.8	48.5	42.9	46.5	1%	5%
Trust services and investment management	29.5	29.8	28.4	27.7	27.6	(1)%	2%
Bankcard income	28.3	29.3	26.4	25.1	23.3	(3)%	5%
Bank-owned life insurance	19.2	19.0	15.1	14.7	14.7	1%	7%
Debt securities gains/(losses), net	(0.3)	0.1	0.5	1.5	1.8	NM	NM
Equity securities gains/(losses), net	0.4	212.9	0.1	(0.1)	(0.5)	NM	NM
All other income and commissions	111.0	75.8	43.9	63.5	59.6	46%	17%
Total noninterest income	654.1	722.8	490.2	552.4	517.3	(10)%	6%
Adjusted gross income after provision for loan losses	1,817.3	1,936.1	1,332.5	1,270.5	1,162.0	(6)%	12%
Noninterest expense:
Employee compensation, incentives, and benefits	695.4	658.2	587.5	563.8	512.8	6%	8%
Occupancy	80.3	85.0	54.6	50.9	51.1	(6)%	12%
Computer software	60.7	60.6	48.2	45.1	44.7	*	8%
Professional fees	55.2	45.8	47.9	19.2	18.9	21%	31%
Operations services	46.0	56.3	43.8	41.9	39.3	(18)%	4%
Advertising and public relations	34.4	24.8	19.2	21.6	19.2	39%	16%
Equipment rentals, depreciation, and maintenance	34.0	39.1	29.5	27.4	30.9	(13)%	2%
Communications and courier	25.1	30.0	17.6	14.3	15.8	(16)%	12%
Amortization of intangible assets	24.8	25.9	8.7	5.2	5.3	(4)%	47%
FDIC premium expense	19.9	31.6	26.8	21.6	18.0	(37)%	3%
Legal fees	16.9	11.1	12.1	21.6	16.3	52%	1%
Contract employment and outsourcing	12.9	18.5	15.0	10.1	14.5	(30)%	(3)%
All other expense	126.1	135.0	112.6	82.7	267.0	(7)%	(17)%
Total noninterest expense	1,231.6	1,222.0	1,023.7	925.2	1,053.8	1%	4%
Income/(loss) before income taxes	585.7	714.1	308.9	345.3	108.3	(18)%	53%
Provision/(benefit) for income taxes	133.3	157.6	131.9	106.8	10.9	(15)%	87%
Net income/(loss)	452.4	556.5	177.0	238.5	97.3	(19)%	47%
Net income attributable to noncontrolling interest	11.5	11.5	11.5	11.5	11.4	*	*
Net income/(loss) attributable to controlling interest	440.9	545.0	165.5	227.0	85.9	(19)%	51%
Preferred Stock Dividends	6.2	6.2	6.2	6.2	6.2	*	*
Net income/(loss) available to common shareholders	$434.7	$538.8	$159.3	$220.8	$79.7	(19)%	53%
Fully taxable equivalent adjustment	$8.6	$8.8	$13.6	$11.6	$10.7	(2)%	(5)%
Basic earnings/(loss) per common share	$1.39	$1.66	$0.66	$0.95	$0.34	(16)%	42%
Diluted earnings/(loss) per common share	$1.38	$1.65	$0.65	$0.94	$0.34	(16)%	42%
Certain previously reported amounts have been reclassified to agree with current presentation.
Numbers may not add to total due to rounding.
NM- not meaningful
*Amount is less than one percent.
** Compound annual growth rate.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 110

CONSOLIDATED AVERAGE BALANCE SHEET AND RELATED YIELDS AND RATES (Unaudited)

	2019
(Fully taxable equivalent)	Average	Interest Income/	Average Yields/
(Dollars in millions)	Balance	Expense	Rates
Assets:
Earning assets:
Loans, net of unearned income (a)	$29,188.6	$1,402.1	4.80%
Loans held-for-sale	578.0	31.1	5.39
Investment securities:
U.S. government agencies	4,392.8	112.1	2.55
States and municipalities	44.7	1.6	3.62
Corporates and other debt	57.6	2.6	4.53
Other	15.0	5.2	34.33
Total investment securities	4,510.1	121.5	2.69
Trading securities	1,415.2	47.2	3.33
Other earning assets:
Federal funds sold	47.5	1.2	2.63
Securities purchased under agreements to resell (b)	555.3	10.9	1.96
Interest-bearing cash	870.7	19.0	2.18
Total other earning assets	1,473.5	31.1	2.11
Total earning assets	37,165.4	1,633.0	4.39
Allowance for loan losses	(190.8)
Cash and due from banks	601.8
Fixed income receivables	68.1
Premises and equipment, net	466.5
Other assets	3,633.2
Total assets/Interest income	$41,744.2	$1,633.0
Liabilities and shareholders' equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$11,663.5	$144.4	1.24%
Other interest-bearing deposits	8,345.3	78.8	0.94
Time deposits	4,261.7	84.0	1.97
Total interest-bearing deposits	24,270.5	307.2	1.27
Federal funds purchased	737.7	15.4	2.08
Securities sold under agreements to repurchase	701.2	13.2	1.89
Fixed income trading liabilities	503.3	12.5	2.48
Other short-term borrowings	538.2	12.6	2.34
Term borrowings	1,117.0	53.3	4.77
Total interest-bearing liabilities	27,867.9	414.2	1.49
Noninterest-bearing deposits	8,132.6
Fixed income payables	28.8
Other liabilities	794.1
Total liabilities	36,823.4
Shareholders' equity	4,625.5
Noncontrolling interest	295.4
Total equity	4,920.9
Total liabilities and equity/Interest expense	$41,744.3	$414.2
Net interest income-tax equivalent basis/Yield		$1,218.8	3.28%
Fully taxable equivalent adjustment		(8.6)
Net interest income		$1,210.2
Net interest spread			2.90%
Effect of interest-free sources used to fund earning assets			0.38
Net interest margin			3.28%

Certain previously reported amounts have been reclassified to agree with current presentation.

Yields and corresponding income amounts are adjusted to a FTE basis assuming a statutory federal income tax rate of 21 percent in 2019 and 2018 and 35 percent in 2017, and, where applicable, state income taxes.

Earning asset yields are expressed net of unearned income. Rates are expressed net of unamortized debenture cost for long-term debt. Net interest margin is computed using total net interest income.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 111

2018			2017			Average	Average
Average	Interest Income/	Average Yields/	Average	Interest Income/	Average Yields/	Balance Growth	Balance Growth
Balance	Expense	Rates	Balance	Expense	Rates	19/17	19/17 (b)

$27,213.8	$1,294.5	4.76%	$20,104.0	$829.0	4.12%	7%	20%
724.0	45.1	6.23	370.6	17.5	4.73	(20)%	25%

4,644.8	125.4	2.70	3,824.8	98.1	2.56	(5)%	7%
11.0	0.4	4.03	1.1	0.1	9.36	NM	NM
65.5	2.9	4.42	15.0	0.8	4.98	(12)%	96%
7.0	2.3	31.65	191.8	6.7	3.49	NM	(72)%
4,728.3	131.0	2.77	4,032.7	105.7	2.62	(5)%	6%
1,603.8	59.3	3.70	1,195.4	36.3	3.04	(12)%	9%

37.6	0.9	2.47	27.2	0.4	1.63	26%	32%
745.5	12.2	1.63	752.1	5.2	0.69	(26)%	(14)%
623.6	11.8	1.89	979.0	9.4	0.96	40%	(6)%
1,406.7	24.9	1.77	1,758.3	15.0	0.85	5%	(8)%
35,676.6	1,554.8	4.36	27,461.0	1,003.5	3.65	4%	16%
(187.7)			(198.6)			NM	NM
585.4			377.9			3%	26%
55.9			60.1			22%	6%
521.8			310.5			(11)%	23%
3,573.5			1,913.9			2%	38%
$40,225.5	$1,554.8		$29,924.8	$1,003.5		4%	18%

$11,289.2	$107.7	0.95%	$9,113.9	$42.5	0.47%	3%	13%
7,931.6	55.7	0.70	6,062.9	24.5	0.40	5%	17%
3,681.7	53.1	1.44	1,463.8	13.1	0.90	16%	71%
22,902.4	216.5	0.95	16,640.6	80.1	0.48	6%	21%
405.1	7.7	1.89	447.1	4.7	1.06	82%	28%
713.8	10.0	1.40	578.6	4.2	0.72	(2)%	10%
682.9	19.4	2.83	685.9	15.5	2.26	(26)%	(14)%
1,046.6	19.1	1.82	554.5	7.1	1.28	(49)%	(1)%
1,211.9	53.0	4.38	1,077.3	36.0	3.35	(8)%	2%
26,962.9	325.7	1.21	19,984.0	147.6	0.74	3%	18%
8,000.6			6,431.5			2%	12%
20.2			35.3			43%	(10)%
624.3			503.7			27%	26%
35,608.0			26,954.5			3%	17%
4,322.1			2,674.9			7%	31%
295.4			295.4			*	*
4,617.5			2,970.3			7%	29%
$40,225.5	$325.7		$29,924.8	$147.6		4%	18%
	$1,229.1	3.45%		$855.9	3.12%
	(8.8)			(13.6)
	$1,220.3			$842.3
		3.15%			2.91%
		0.30			0.21
		3.45%			3.12%
NM - Not meaningful
* Amount is less than one percent.
(a) Includes loans on nonaccrual status.
(b) Compound annual growth rate.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 112

Additional Item 7 Information
The disclosures captioned “Statistical Information Required by Guide 3,” appearing on pages 18-19 of this report at the end of Item 1 in Part I, is incorporated into this Item 7 by reference.

---------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
---------------------------

The information called for by this Item is incorporated herein by reference to: our 2019 MD&A (Item 7); and to Note 22-Derivatives and Note 23-Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, which appear, respectively, on pages 192-198 and 199-

200 of our 2019 Financial Statements (Item 8). Within our 2019 MD&A, these sections are especially pertinent to this Item 7A: “Market Risk Management” and “Interest Rate Risk Management” appearing, respectively, on pages 87-88 and 88-89 of this report.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 113

------------------------
ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA
------------------------

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 114

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management at First Horizon National Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. First Horizon National Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Even effective internal controls, no matter how well designed, have inherent limitations such as the possibility of human error or of circumvention or overriding of controls, and consideration of cost in relation to benefit of a control. Moreover, effectiveness must necessarily be considered according to the existing state of the art of internal control. Further, because of changes in conditions, the effectiveness of internal controls may diminish over time.
Management assessed the effectiveness of First Horizon National Corporation’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that First Horizon National Corporation maintained effective internal control over financial reporting as of December 31, 2019.
First Horizon National Corporation’s independent auditors have issued an attestation report on First Horizon National Corporation’s internal control over financial reporting. That report appears on the following page.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 115

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon National Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Horizon National Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Memphis, Tennessee
February 27, 2020

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 116

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon National Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of First Horizon National Corporation and subsidiaries’ (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company's allowance for loan losses related to loans collectively evaluated for impairment (Collective ALLL) was $172,426 thousand of the total allowance for loan losses of $200,307 thousand at December 31, 2019. The Company estimated the Collective ALLL using historical net loss factors by grade level, loan product, and business segment for commercial loans; and segmented roll-rate models that incorporate various factors that include historical delinquency trends, experienced loss frequencies, and experienced loss severities for consumer loans. The Company subjected the historical net loss factors to qualitative adjustments to reflect current events, trends, and conditions (including economic considerations and trends), which are not fully captured in the historical net loss factors.
We identified the assessment of the Collective ALLL as a critical audit matter because there is a high degree of subjectivity in performing procedures over key factors and assumptions used in the Collective ALLL methodology which included (1) the average amount of time it takes for a loss to be confirmed after a loss event has occurred (loss emergence period), (2) the historical data period used to estimate loss rates, and (3) the internal commercial loan grades. The loss emergence period,

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 117

historical data period used to estimate loss rates, and internal commercial loan grades were challenging to test as the Collective ALLL is sensitive to changes in those assumptions. The assessment of internal commercial loan grades required the use of significant judgment as well as industry knowledge and experience. There was a high level of subjectivity in performing test procedures related to internal and external factors used to estimate the qualitative adjustments. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's Collective ALLL process, including controls to (1) develop and approve the Collective ALLL methodology, (2) determine the key factors and assumptions, (3) develop the qualitative factors, and (4) evaluate the estimate in total. We involved credit risk professionals with specialized skills and knowledge who assisted in:

•
performing a methodology assessment and to evaluate that the Company’s methodology is sufficiently structured, transparent, and repeatable to produce a U.S. generally accepted accounting principles compliant estimate;

•	evaluating the key factors and assumptions, specifically the loss emergence period, historical data period used to estimate loss rates, and internal and external factors;

•	performing credit file evaluations on a selection of loans to assess the commercial loan grades;

•	evaluating the methodology and metrics used by the Company to assess internal and external factors related to qualitative adjustments; and

•	performing sensitivity analyses over the effect of internal and external factors to assess their impact on the qualitative component of the Collective ALLL.

We evaluated the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Collective ALLL.
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
February 27, 2020

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 118

CONSOLIDATED STATEMENTS OF CONDITION

	December 31
(Dollars in thousands, except per share amounts)	2019	2018
Assets:
Cash and due from banks	$633,728	$781,291
Federal funds sold	46,536	237,591
Securities purchased under agreements to resell (Note 23)	586,629	386,443
Total cash and cash equivalents	1,266,893	1,405,325
Interest-bearing cash	482,405	1,277,611
Trading securities	1,346,207	1,448,168
Loans held-for-sale (a)	593,790	679,149
Securities available-for-sale (Note 3)	4,445,403	4,626,470
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	31,061,111	27,535,532
Less: Allowance for loan losses (Note 5)	200,307	180,424
Total net loans	30,860,804	27,355,108
Goodwill (Note 7)	1,432,787	1,432,787
Other intangible assets, net (Note 7)	130,200	155,034
Fixed income receivables	40,114	38,861
Premises and equipment, net (December 31, 2019 and 2018 include $9.7 million and $19.6 million, respectively, classified as held-for-sale) (Note 6)	455,006	494,041
Other real estate owned (“OREO”) (c)	17,838	25,290
Derivative assets (Note 22)	183,115	81,475
Other assets	2,046,338	1,802,939
Total assets	$43,310,900	$40,832,258
Liabilities and equity:
Deposits:
Savings	$11,664,906	$12,064,072
Time deposits, net	3,618,337	4,105,777
Other interest-bearing deposits	8,717,341	8,371,826
Interest-bearing	24,000,584	24,541,675
Noninterest-bearing	8,428,951	8,141,317
Total deposits	32,429,535	32,682,992
Federal funds purchased (Note 9)	548,344	256,567
Securities sold under agreements to repurchase (Note 9 and Note 23)	716,925	762,592
Trading liabilities (Note 9)	505,581	335,380
Other short-term borrowings (Note 9)	2,253,045	114,764
Term borrowings (Note 10)	791,368	1,170,963
Fixed income payables	49,535	9,572
Derivative liabilities (Note 22)	67,480	133,713
Other liabilities	873,079	580,335
Total liabilities	38,234,892	36,046,878
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on December 31, 2019 and 2018) (Note 11)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 311,469,056 on December 31, 2019 and 318,573,400 on December 31, 2018)	194,668	199,108
Capital surplus	2,931,451	3,029,425
Undivided profits	1,798,442	1,542,408
Accumulated other comprehensive loss, net (Note 14)	(239,608)	(376,616)
Total First Horizon National Corporation Shareholders’ Equity	4,780,577	4,489,949
Noncontrolling interest (Note 11)	295,431	295,431
Total equity	5,076,008	4,785,380
Total liabilities and equity	$43,310,900	$40,832,258
See accompanying notes to consolidated financial statements.

(a)	December 31, 2019 and 2018 include $6.8 million and $8.4 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)	December 31, 2019 and 2018 include $18.8 million and $28.6 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	December 31, 2019 and 2018 include $9.2 million and $9.7 million, respectively, of foreclosed residential real estate.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 119

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
(Dollars and shares in thousands except per share data, unless otherwise noted)	2019	2018	2017
Interest income:
Interest and fees on loans	$1,394,442	$1,286,470	$816,806
Interest on investment securities available-for-sale	120,558	130,376	105,019
Interest on investment securities held-to-maturity	525	525	591
Interest on loans held-for-sale	31,127	45,108	17,517
Interest on trading securities	46,576	58,684	34,991
Interest on other earning assets	31,112	24,858	15,006
Total interest income	1,624,340	1,546,021	989,930
Interest expense:
Interest on deposits:
Savings	144,350	107,748	42,519
Time deposits	84,027	53,096	13,111
Other interest-bearing deposits	78,839	55,707	24,481
Interest on trading liabilities	12,502	19,359	15,468
Interest on short-term borrowings	41,172	36,747	16,000
Interest on term borrowings	53,263	53,047	36,037
Total interest expense	414,153	325,704	147,616
Net interest income	1,210,187	1,220,317	842,314
Provision/(provision credit) for loan losses	47,000	7,000	—
Net interest income after provision/(provision credit) for loan losses	1,163,187	1,213,317	842,314
Noninterest income:
Fixed income	278,789	167,882	216,625
Deposit transactions and cash management	131,663	133,281	110,592
Brokerage, management fees and commissions	55,467	54,803	48,514
Trust services and investment management	29,511	29,806	28,420
Bankcard income	28,308	29,304	26,435
Bank-owned life insurance ("BOLI")	19,210	18,955	15,124
Debt securities gains/(losses), net (Note 3 and Note 14)	(267)	52	483
Equity securities gains/(losses), net (Note 3)	441	212,896	109
All other income and commissions (Note 13)	110,958	75,809	43,917
Total noninterest income	654,080	722,788	490,219
Adjusted gross income after provision/(provision credit) for loan losses	1,817,267	1,936,105	1,332,533
Noninterest expense:
Employee compensation, incentives, and benefits	695,351	658,223	587,465
Occupancy	80,271	85,009	54,646
Computer software	60,721	60,604	48,234
Professional fees	55,218	45,799	47,929
Operations services	46,006	56,280	43,823
Advertising and public relations	34,359	24,752	19,214
Equipment rentals, depreciation, and maintenance	33,998	39,132	29,543
Communications and courier	25,080	30,032	17,624
Amortization of intangible assets	24,834	25,855	8,728
FDIC premium expense	19,890	31,642	26,818
Legal fees	16,880	11,149	12,076
Contract employment and outsourcing	12,865	18,522	14,954
All other expense (Note 13)	126,130	134,997	112,607
Total noninterest expense	1,231,603	1,221,996	1,023,661
Income/(loss) before income taxes	585,664	714,109	308,872
Provision/(benefit) for income taxes (Note 15)	133,291	157,602	131,892
Net income/(loss)	$452,373	$556,507	$176,980
Net income attributable to noncontrolling interest	11,465	11,465	11,465
Net income/(loss) attributable to controlling interest	$440,908	$545,042	$165,515
Preferred stock dividends	6,200	6,200	6,200
Net income/(loss) available to common shareholders	$434,708	$538,842	$159,315
Basic earnings/(loss) per share (Note 16)	$1.39	$1.66	$0.66
Diluted earnings/(loss) per share (Note 16)	$1.38	$1.65	$0.65
Weighted average common shares (Note 16)	313,637	324,375	241,436
Diluted average common shares (Note 16)	315,657	327,445	244,453
Cash dividends declared per common share	$0.56	$0.48	$0.36
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 120

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in thousands)	2019	2018	2017
Net income/(loss)	$452,373	$556,507	$176,980
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	106,815	(48,897)	(4,765)
Net unrealized gains/(losses) on cash flow hedges	15,339	(4,142)	(5,101)
Net unrealized gains/(losses) on pension and other postretirement plans	14,854	(541)	(7,759)
Other comprehensive income/(loss)	137,008	(53,580)	(17,625)
Comprehensive income	589,381	502,927	159,355
Comprehensive income attributable to noncontrolling interest	11,465	11,465	11,465
Comprehensive income attributable to controlling interest	$577,916	$491,462	$147,890
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$35,062	$(16,054)	$(2,955)
Net unrealized gains/(losses) on cash flow hedges	5,035	(1,360)	(3,163)
Net unrealized gains/(losses) on pension and other postretirement plans	4,876	(177)	(832)
See accompanying notes to consolidated financial statements.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 121

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and shares in thousands, except per share data)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2016	233,624	$2,705,084	$95,624	$146,015	$1,386,636	$1,029,032	$(247,654)	$295,431
Adjustment to reflect adoption of ASU 2016-09	—	—	—	—	230	(230)	—	—
Beginning balance, as adjusted	233,624	2,705,084	95,624	146,015	1,386,866	1,028,802	(247,654)	295,431
Net income/(loss)	—	176,980	—	—	—	165,515	—	11,465
Other comprehensive income/(loss)	—	(17,625)	—	—	—	—	(17,625)	—
Comprehensive income/(loss)	—	159,355	—	—	—	165,515	(17,625)	11,465
Cash dividends declared:
Preferred stock ($6,200 per share)	—	(6,200)	—	—	—	(6,200)	—	—
Common stock ($.36 per share)	—	(85,174)	—	—	—	(85,174)	—	—
Common stock repurchased	(297)	(5,554)	—	(185)	(5,369)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	1,107	6,092	—	692	5,400	—	—	—
Equity issued for acquisitions	92,302	1,797,723	—	57,689	1,740,034	—	—	—
Stock-based compensation expense	—	20,627	—	—	20,627	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(11,465)	—	—	—	—	—	(11,465)
Other	—	—	—	—	55	(55)	—	—
Balance, December 31, 2017	326,736	4,580,488	95,624	204,211	3,147,613	1,102,888	(265,279)	295,431
Adjustment to reflect adoption of ASU 2018-02	—	—	—	—	—	57,546	(57,546)	—
Balance, December 31, 2017, as adjusted	326,736	4,580,488	95,624	204,211	3,147,613	1,160,434	(322,825)	295,431
Adjustment to reflect adoption of ASU 2016-01 and 2017-12	—	67	—	—	—	278	(211)	—
Beginning balance, as adjusted	326,736	4,580,555	95,624	204,211	3,147,613	1,160,712	(323,036)	295,431
Net income/(loss)	—	556,507	—	—	—	545,042	—	11,465
Other comprehensive income/(loss)	—	(53,580)	—	—	—	—	(53,580)	—
Comprehensive income/(loss)	—	502,927	—	—	—	545,042	(53,580)	11,465
Cash dividends declared:
Preferred stock ($6,200 per share)	—	(6,200)	—	—	—	(6,200)	—	—
Common stock ($.48 per share)	—	(157,146)	—	—	—	(157,146)	—	—
Common stock repurchased (b)	(6,708)	(104,768)	—	(4,192)	(100,576)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	926	4,480	—	578	3,902	—	—	—
Acquisition equity adjustment (c)	(2,374)	(46,041)	—	(1,484)	(44,557)	—	—	—
Stock-based compensation expense	—	23,171	—	—	23,171	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(11,465)	—	—	—	—	—	(11,465)
Other	(7)	(133)	—	(5)	(128)	—	—	—
Balance, December 31, 2018	318,573	4,785,380	95,624	199,108	3,029,425	1,542,408	(376,616)	295,431
Adjustment to reflect adoption of ASU 2016-02	—	(1,011)	—	—	—	(1,011)	—	—
Beginning balance, as adjusted	318,573	4,784,369	95,624	199,108	3,029,425	1,541,397	(376,616)	295,431
Net income/(loss)	—	452,373	—	—	—	440,908	—	11,465
Other comprehensive income/(loss)	—	137,008	—	—	—	—	137,008	—
Comprehensive income/(loss)	—	589,381	—	—	—	440,908	137,008	11,465
Cash dividends declared:
Preferred stock ($6,200 per share)	—	(6,200)	—	—	—	(6,200)	—	—
Common stock ($.56 per share)	—	(177,663)	—	—	—	(177,663)	—	—
Common stock repurchased (b)	(9,100)	(134,813)	—	(5,687)	(129,126)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	1,996	9,669	—	1,247	8,422	—	—	—
Stock-based compensation expense	—	22,730	—	—	22,730	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(11,465)	—	—	—	—	—	(11,465)
Balance, December 31, 2019	311,469	$5,076,008	$95,624	$194,668	$2,931,451	$1,798,442	$(239,608)	$295,431
See accompanying notes to consolidated financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	2019 and 2018 include $129.9 million and $99.4 million, respectively, repurchased under share repurchase programs.

(c)	See Note 2- Acquisitions and Divestitures for additional information.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 122

CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Year Ended December 31
(Dollars in thousands)	2019	2018	2017
Operating Activities
Net income/(loss)	$452,373	$556,507	$176,980
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	47,000	7,000	—
Provision/(benefit) for deferred income taxes	14,357	103,557	121,001
Depreciation and amortization of premises and equipment	43,785	47,232	34,703
Amortization of intangible assets	24,834	25,855	8,728
Net other amortization and accretion	(3,380)	(13,962)	27,493
Net (increase)/decrease in derivatives	(134,009)	41,687	(26,662)
Fair value adjustment on interest-only strips	4,725	398	(1,021)
Repurchase and foreclosure provision/(provision credit)	—	—	(20,000)
(Gains)/losses and write-downs on OREO, net	624	(626)	(61)
Litigation and regulatory matters	(8,443)	(836)	40,250
Stock-based compensation expense	22,730	23,171	20,627
Gain on sale and pay down of held-to-maturity loans	(1,105)	(3,777)	—
Equity securities (gains)/losses, net	(441)	(212,896)	(109)
Debt securities (gains)/losses, net	267	(52)	(483)
(Gain)/loss on extinguishment of debt	(58)	15	14,329
Net (gains)/losses on sale/disposal of fixed assets	22,172	(1,320)	6,657
Qualified pension plan contributions	(509)	(353)	(5,100)
(Gain)/loss on BOLI	(4,978)	(4,217)	(9,012)
Loans held-for-sale:
Purchases and originations	(2,075,042)	(2,345,030)	(2,001,708)
Gross proceeds from settlements and sales	817,863	919,187	1,780,047
(Gain)/loss due to fair value adjustments and other (a)	(7,196)	19,932	(6,624)
Net (increase)/decrease in:
Trading securities	1,422,617	1,356,797	(381,057)
Fixed income receivables	(1,253)	29,832	(11,282)
Interest receivable	4,546	(15,372)	(34,352)
Other assets	(116,888)	32,950	240,629
Net increase/(decrease) in:
Trading liabilities	170,201	(303,135)	76,667
Fixed income payables	39,963	(39,424)	(68,495)
Interest payable	339	15,165	5,934
Other liabilities	95,200	(3,980)	(16,877)
Total adjustments	377,921	(322,202)	(205,778)
Net cash provided/(used) by operating activities	830,294	234,305	(28,798)
Investing Activities
Available-for-sale securities:
Sales	191,681	20,751	936,958
Maturities	800,147	675,526	583,014
Purchases	(629,649)	(473,205)	(1,558,990)
Proceeds from sale of equity investment	1,440	—	—
Held-to-maturity securities:
Prepayments and maturities	—	—	4,740
Premises and equipment:
Sales	20,058	30,464	3,416
Purchases	(49,159)	(47,986)	(53,046)
Proceeds from sale of Visa Class B shares	—	240,206	—
Proceeds from sales of OREO	15,824	30,824	13,468
Proceeds from sales and pay down of loans classified as held-to-maturity	20,100	50,498	—
Proceeds from BOLI	14,407	12,860	11,440
Net (increase)/decrease in:
Loans	(3,570,386)	105,267	(808,399)
Interests retained from securitizations classified as trading securities	489	800	865
Interest-bearing cash	795,206	(92,011)	(121,434)
Cash paid related to divestitures	—	(27,599)	—

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 123

Cash (paid)/received for acquisitions, net	—	(46,023)	(336,634)
Net cash provided/(used) by investing activities	(2,389,842)	480,372	(1,324,602)
Financing Activities
Common stock:
Stock options exercised	9,665	4,482	6,132
Cash dividends paid	(171,076)	(138,706)	(79,904)
Repurchase of shares (b)	(134,813)	(104,768)	(5,554)
Cash dividends paid - preferred stock - noncontrolling interest	(11,465)	(11,465)	(11,434)
Cash dividends paid - Series A preferred stock	(6,200)	(6,200)	(6,200)
Term borrowings:
Issuance	—	—	121,184
Payments/maturities	(405,562)	(69,025)	(147,413)
Increases in restricted and secured term borrowings	9,635	20,477	7,960
Net increase/(decrease) in:
Deposits	(253,459)	2,092,519	(197,158)
Short-term borrowings	2,384,391	(2,548,712)	2,080,039
Net cash provided/(used) by financing activities	1,421,116	(761,398)	1,767,652
Net increase/(decrease) in cash and cash equivalents	(138,432)	(46,721)	414,252
Cash and cash equivalents at beginning of period	1,405,325	1,452,046	1,037,794
Cash and cash equivalents at end of period	$1,266,893	$1,405,325	$1,452,046
Supplemental Disclosures
Total interest paid	$410,883	$307,578	$140,373
Total taxes paid	70,505	42,817	54,417
Total taxes refunded	27,889	48,455	8,285
Transfer from loans to OREO	8,996	12,106	6,624
Transfer from loans HFS to trading securities	1,321,145	1,389,420	1,004,416
Transfer from loans to loans HFS	31,465	—	—
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

(a)	2018 includes $107.4 million related to the sale of approximately $120 million UPB of subprime auto loans. See Note 2 - Acquisitions and Divestitures for additional information.

(b)	2019 and 2018 include $129.9 million and $99.4 million, respectively, repurchased under share repurchase programs.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 124

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Basis of Accounting. The consolidated financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.
Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of FHN and other entities in which it has a controlling financial interest. Variable Interest Entities (“VIEs”) for which FHN or a subsidiary has been determined to be the primary beneficiary are also consolidated. Affiliates for which FHN is not considered the primary beneficiary and in which FHN does not have a controlling financial interest are accounted for by the equity method. These investments are included in other assets, and FHN’s proportionate share of income or loss is included in noninterest income. All significant intercompany transactions and balances have been eliminated. For purposes of comparability, certain prior period amounts have been reclassified to conform to current year presentation.
Business Combinations. FHN accounts for acquisitions meeting the definition of a business combination in accordance with ASC 805, "Business Combinations," which requires acquired assets and liabilities (other than tax, certain benefit plan balances, and starting in 2019 certain lease-related assets and liabilities) to be recorded at fair value. Business combinations are included in the financial statements from the respective dates of acquisition. Acquisition related costs are expensed as incurred.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 125

Note 1 – Summary of Significant Accounting Policies (Continued)

Contract Balances. As of December 31, 2019, accounts receivable related to products and services on non-interest income were $8.7 million. For the year ended December 31, 2019, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Statement of Condition as of December 31, 2019.

Transaction Price Allocated to Remaining Performance Obligations. For the year ended December 31, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

Refer to Note 20 - Business Segment Information for a reconciliation of disaggregated revenue by major product line and reportable segment.

Debt Investment Securities. Available-for-sale ("AFS") and held-to-maturity (“HTM”) securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). The review includes an analysis of the facts and circumstances of each individual investment such as the degree of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and FHN’s intent and ability to hold the security. Debt securities that may be sold prior to maturity are classified as AFS and are carried at fair value. The unrealized gains and losses on debt securities AFS, including securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Statements of Comprehensive Income. Debt securities which management has the intent and ability to hold to maturity are reported at amortized cost. Interest-only strips that are classified as securities AFS are valued at elected fair value. See Note 24 - Fair Value of Assets and Liabilities for additional information.
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
National banks chartered by the federal government are, and banks organized under state law may apply to be, members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank ("FRB"). Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank (“FHLB”) network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed. FRB and FHLB stock are recorded at cost and are subject to impairment reviews. FHN's subsidiary, First Horizon Bank, was a member bank throughout 2019, initially as a national bank and later as a state member bank.
Other equity investments primarily consist of mutual funds which are marked to fair value through earnings. Smaller balances of equity investments without a readily determinable fair value are recorded at cost minus impairment with adjustments through earnings for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. FHN purchases short-term securities under agreements to resell which are accounted for as collateralized financings except where FHN does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. All of FHN’s securities purchased under agreements to resell are recognized as collateralized financings. Securities delivered under these transactions are delivered to either the dealer custody account at the FRB or to the applicable counterparty. Securities sold under agreements to repurchase are offered to cash management customers as an automated, collateralized investment account. Securities sold under agreements to repurchase are also used by the consumer/commercial bank to obtain favorable borrowing rates on its purchased funds. All of FHN's securities sold under agreements to repurchase are secured borrowings.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 126

Note 1 – Summary of Significant Accounting Policies (Continued)

Collateral is valued daily and FHN may require counterparties to deposit additional securities or cash as collateral, or FHN may return cash or securities previously pledged by counterparties, or FHN may be required to post additional securities or cash as collateral, based on the contractual requirements for these transactions.
FHN’s fixed income business utilizes securities borrowing arrangements as part of its trading operations. Securities borrowing transactions generally require FHN to deposit cash with the securities lender. The amount of cash advanced is recorded within Securities purchased under agreements to resell in the Consolidated Statements of Condition. These transactions are not considered purchases and the securities borrowed are not recognized by FHN. FHN does not conduct securities lending transactions.
Loans Held-for-Sale. Loans originated or purchased for which management lacks the intent to hold are included in loans held-for-sale in the Consolidated Statements of Condition. FHN has elected the fair value option on a prospective basis for certain mortgage loans held-for-sale and repurchased loans that are not governmentally insured. Such loans are carried at fair value, with changes in the fair value recognized in the other income section of the Consolidated Statements of Income. For mortgage loans originated for sale for which the fair value option was elected, loan origination fees were recorded by FHN when earned and related direct loan origination costs are recognized when incurred. See Note 24 - Fair Value of Assets and Liabilities for additional information. FHN accounts for all other loans held-for-sale at the lower of cost or market value (“LOCOM”).
Loans. Generally, loans are stated at principal amounts outstanding, net of unearned income. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs, premiums and discounts are recognized in interest income upon early repayment of the loans. Cash collections from loans that were fully charged off prior to acquisition are recognized in noninterest income. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period.
Nonaccrual and Past Due Loans. Generally, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments, but there are other borrower-specific issues.

•	The accrual status policy for commercial troubled debt restructurings (“TDRs”) follows the same internal policies and procedures as other commercial portfolio loans.

•
Residential real estate secured loans discharged in bankruptcy that have not been reaffirmed by the borrower (“discharged bankruptcies”) are placed on nonaccrual regardless of delinquency status and are reported as TDRs.

•
Current second lien residential real estate loans that are junior to first liens are placed on nonaccrual status if the first lien is 90 or more days past due, is a bankruptcy, or is a troubled debt restructuring.

•
Consumer real estate (HELOC and residential real estate installment loans), if not already on nonaccrual per above situations, are placed on nonaccrual if the loan is 30 or more days delinquent at the time of modification and is also determined to be a TDR.

•
Government guaranteed/insured residential mortgage loans remain on accrual (even if the loan falls into one of the above categories) because the collection of principal and interest is reasonably assured.

For commercial and consumer loans within each portfolio segment and class that have been placed on nonaccrual status, accrued but uncollected interest is reversed and charged against interest income when the loan is placed on nonaccrual status. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest. Interest payments received on nonaccrual loans are normally applied to outstanding principal first. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income.
Generally, commercial and consumer loans within each portfolio segment and class that have been placed on nonaccrual status can be returned to accrual status if all principal and interest is current and FHN expects full repayment of the remaining contractual principal and interest. This typically requires that a borrower make payments in accordance with the contractual terms for a sustained period of time (generally for a minimum of six months) before being returned to accrual status. For TDRs, FHN may also consider a borrower’s sustained historical repayment performance for a reasonable time prior to the restructuring in assessing whether the borrower can meet the restructured terms, as it may indicate whether the borrower is capable of servicing the level of debt under the modified terms.
Residential real estate loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower are not returned to accrual status. For current second liens that have been placed on nonaccrual because the first lien is 90 or more days past due or is a TDR or bankruptcy, the second lien may be returned to accrual upon pay-off or cure of the first lien.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 127

Note 1 – Summary of Significant Accounting Policies (Continued)

Charge-offs. For all commercial and consumer loan portfolio segments, all losses of principal are charged to the allowance for loan losses ("ALLL") in the period in which the loan is deemed to be uncollectible.
For consumer loans, the timing of a full or partial charge-off generally depends on the loan type and delinquency status. Generally, for the consumer real estate and permanent mortgage portfolio segments, a loan will be either partially or fully charged-off when it becomes 180 days past due. At this time, if the collateral value does not support foreclosure, balances are fully charged-off and other avenues of recovery are pursued. If the collateral value supports foreclosure, the loan is charged-down to net realizable value (collateral value less estimated costs to sell) and is placed on nonaccrual status. For residential real estate loans discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the fair value of the collateral position is assessed at the time FHN is made aware of the discharge and the loan is charged down to the net realizable value (collateral value less estimated costs to sell). Within the credit card and other portfolio segment, credit cards and installment loans secured by automobiles are normally charged-off upon reaching 180 days past due while other non-real estate consumer loans are charged-off upon reaching 120 days past due.
Impaired Loans. Impaired loans include nonaccrual commercial loans greater than $1 million and modified consumer and commercial loans that have been classified as a TDR and are individually measured for impairment under the guidance of ASC 310. TDRs are always reported as such unless the TDR has exhibited sustained performance, was reported as a TDR over a year-end, and the modified terms were market-based at the time of modification.

Purchased Credit-Impaired Loans. ASC 310-30 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” provides guidance for acquired loans that have exhibited deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal is not reasonably assured (“PCI loans”). PCI loans are initially recorded at fair value which is estimated by discounting expected cash flows at acquisition date. The expected cash flows include all contractually expected amounts (including interest) and incorporate an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated into pools with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools is based upon common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Each PCI pool is accounted for as a single unit.

Accretable yield is initially established at acquisition and is the excess of cash flows expected at acquisition over the initial investment in the loan and is recognized in interest income over the remaining life of the loan, or pool of loans. Nonaccretable difference is initially established at acquisition and is the difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition. FHN estimates expected cash flows for PCI loans on a quarterly basis. Increases in expected cash flows from the last measurement result in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has previously been recorded) with a prospective positive impact on interest income. Decreases to the expected cash flows result in an increase in the allowance for loan losses through provision expense.

FHN does not report PCI loans as nonperforming loans due to the accretion of interest income. Additionally, PCI loans that have been pooled and subsequently modified will not be reported as troubled debt restructurings since the pool is the unit of measurement.
Allowance for Loan Losses. The ALLL is maintained at a level that management determines is sufficient to absorb estimated probable incurred losses in the loan portfolio. The ALLL is increased by the provision for loan losses and loan recoveries and is decreased by loan charge-offs. The ALLL is determined in accordance with ASC 450-20-50 "Contingencies - Accruals for Loss Contingencies" and is composed of reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer and commercial loans. The reserve factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics. Additionally, the ALLL includes specific reserves established in accordance with ASC 310-10-35 for loans determined by management to be individually impaired as well as reserves associated with PCI loans. Management uses analytical models to estimate probable incurred losses in the loan portfolio as of the balance sheet date. The models, which are primarily driven by historical losses, are carefully reviewed to identify trends that may not be captured in the historical loss factors used in the models. Management uses qualitative adjustments for those items not yet captured in the models like current events, recent trends in the portfolio, current underwriting guidelines, and local and macroeconomic trends, among other things.
The nature of the process by which FHN determines the appropriate ALLL requires the exercise of considerable judgment. See Note 5 - Allowance for Loan Losses for a discussion of FHN’s ALLL methodology and a description of the models utilized in the estimation process for the commercial and consumer loan portfolios.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 128

Note 1 – Summary of Significant Accounting Policies (Continued)

Key components of the estimation process are as follows: (1) commercial loans determined by management to be individually impaired loans are evaluated individually and specific reserves are determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent), the present value of expected future cash flows or by observable market prices; (2) individual commercial loans not considered to be individually impaired are segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) reserve rates for the commercial segment are calculated based on historical net charge-offs and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends); (4) management’s estimate of probable incurred losses reflects the reserve rates applied against the balance of loans in the commercial segment of the loan portfolio; (5) consumer loans are generally segmented based on loan type; (6) reserve amounts for each consumer portfolio segment are calculated using analytical models based on delinquency trends and net loss experience and are subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends); and (7) the reserve amount for each consumer portfolio segment reflects management’s estimate of probable incurred losses in the consumer segment of the loan portfolio.
Impairment related to individually impaired loans is measured in accordance with ASC 310-10. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the net realizable value (collateral value less estimated costs to sell). Impaired loans also include consumer TDRs.
Future adjustments to the ALLL may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations or upon future regulatory guidance. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
Premises and Equipment. Premises and equipment are carried at cost less accumulated depreciation and amortization and include additions that materially extend the useful lives of existing premises and equipment. All other maintenance and repair expenditures are expensed as incurred. Premises and equipment held-for-sale are generally valued at appraised values which reference recent disposition values for similar property types but also consider marketability discounts for vacant properties. The valuations of premises and equipment held-for-sale are reduced by estimated costs to sell. Impairments, and any subsequent recoveries, are recorded in noninterest expense. Gains and losses on dispositions are reflected in noninterest income and expense, respectively.
Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets and are recorded as noninterest expense. Leasehold improvements are amortized over the lesser of the lease periods or the estimated useful lives using the straight-line method. Useful lives utilized in determining depreciation for furniture, fixtures and equipment and for buildings are three years to fifteen years and seven years to forty-five years, respectively.
Other Real Estate Owned ("OREO"). Real estate acquired by foreclosure or other real estate-owned consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated costs to sell the real estate. At the time acquired, and in conjunction with the transfer from loans to OREO, there is a charge-off against the ALLL if the estimated fair value less costs to sell is less than the loan’s cost basis. Subsequent declines in fair value and gains or losses on dispositions, if any, are charged to All other expense on the Consolidated Statements of Income. Properties acquired by foreclosure in compliance with HUD servicing guidelines prior to January 1, 2015, are included in “OREO” and are carried at the estimated amount of the underlying government insurance or guarantee. On December 31, 2019, FHN had $2.2 million of these properties.
Required developmental costs associated with acquired property under construction are capitalized and included in determining the estimated net realizable value of the property, which is reviewed periodically, and any write-downs are charged against current earnings.
Intangible Assets. Intangible assets consist of “Other intangible assets” and “Goodwill.” Other intangible assets represent customer lists and relationships, acquired contracts, covenants not to compete and premium on purchased deposits, which are amortized over their estimated useful lives. Intangible assets related to acquired deposit bases are primarily amortized over 10 years using an accelerated method. Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. Goodwill represents the excess of cost over net assets of acquired businesses less identifiable intangible assets. On an annual basis, FHN assesses goodwill for impairment.
Derivative Financial Instruments. FHN accounts for derivative financial instruments in accordance with ASC 815 which requires recognition of all derivative instruments on the balance sheet as either an asset or liability measured at fair value

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 129

Note 1 – Summary of Significant Accounting Policies (Continued)

through adjustments to either accumulated other comprehensive income within shareholders’ equity or current earnings. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. FHN has elected to present its derivative assets and liabilities gross on the Consolidated Statements of Condition. Amounts of collateral posted or received have not been netted with the related derivatives unless the collateral amounts are considered legal settlements of the related derivative positions. See Note 22 - Derivatives for discussion on netting of derivatives.
FHN prepares written hedge documentation, identifying the risk management objective and designating the derivative instrument as a fair value hedge or cash flow hedge as applicable, or as a free-standing derivative instrument entered into as an economic hedge or to meet customers’ needs. All transactions designated as ASC 815 hedges must be assessed at inception and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair value or cash flows of the hedged item. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Prior to 2018, ineffectiveness in debt and cash flow hedges was recorded in noninterest expense. Starting in 2018, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of effectiveness is recorded to the same financial statement line item (e.g., interest expense) used to present the earnings effect of the hedged item. For cash flow hedges, the entire fair value change of the hedging instrument that is included in the assessment of hedge effectiveness is initially recorded in other comprehensive income and later recycled into earnings as the hedged transaction(s) affect net income with the income statement effects recorded in the same financial statement line item used to present the earnings effect of the hedged item (e.g., interest income). For free-standing derivative instruments, changes in fair values are recognized currently in earnings. See Note 22 - Derivatives for additional information.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 130

Note 1 – Summary of Significant Accounting Policies (Continued)

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
Lease assets are recognized in Other assets and lease liabilities are recognized in Other liabilities in the Consolidated Statements of Condition. Since substantially all of its leasing arrangements relate to real estate, FHN records lease expense, and any related sublease income, within Occupancy expense in the Consolidated Statements of Income.
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
Lease income for operating leases is recognized over the life of the lease, generally on a straight line basis. Lease incentives and initial direct costs are capitalized and amortized over the estimated life of the lease. Lease income is not significant for any reporting periods and is classified as a reduction of Occupancy expense in the Consolidated Statements of Income.
Advertising and Public Relations. Advertising and public relations costs are generally expensed as incurred.
Income Taxes. FHN accounts for income taxes using the asset and liability method pursuant to ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets ("DTAs") and liabilities ("DTLs") for the expected future tax consequences of events that have been included in the financial statements. Under this method, FHN’s deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts and the corresponding tax basis of certain assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
Additionally, DTAs are subject to a “more likely than not” test to determine whether the full amount of the DTAs should be recognized in the financial statements. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. If the “more likely than not” test is not met, a valuation allowance must be established against the DTA. In the event FHN determines that DTAs are realizable in the future in excess of their net recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.
FHN records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority is recognized. FHN's ASC 740 policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties are included within the related tax asset/liability line in the consolidated balance sheet.
FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable state where it conducts business operations, FHN either files consolidated, combined, or separate returns. FHN’s federal consolidated tax returns are currently under audit for 2013 through 2015 and the statutes for those years have been extended through December 31, 2020. Federal tax refund claims for Capital Bank Financial Corporation for 2010 - 2012 are under examination by the IRS. Several of FHN’s state returns are currently under examination.
Earnings per Share. Earnings per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per share in net income periods is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the potential dilutive common shares resulting from performance shares and units, restricted shares and units, and options granted under FHN’s equity compensation plans and deferred compensation arrangements had been issued. FHN utilizes the treasury stock

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 131

Note 1 – Summary of Significant Accounting Policies (Continued)

method in this calculation. Diluted earnings per share does not reflect an adjustment for potentially dilutive shares in periods in which a net loss available to common shareholders exists.
Equity Compensation. FHN accounts for its employee stock-based compensation plans using the grant date fair value of an award to determine the expense to be recognized over the life of the award. Stock options are valued using an option-pricing model, such as Black-Scholes. Restricted and performance shares and share units are valued at the stock price on the grant date. Awards with post-vesting transfer restrictions are discounted using models that reflect market considerations for illiquidity. For awards with service vesting criteria, expense is recognized using the straight-line method over the requisite service period (generally the vesting period). Forfeitures are recognized when they occur. For awards vesting based on a performance measure, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period. If a performance period extends beyond the required service term, total expense is adjusted for changes in estimated achievement through the end of the performance period. Some performance awards include a total shareholder return modifier (“TSR Modifier”) that operates after determination of the performance criteria, affecting only the quantity of awards issued if the minimum performance threshold is attained. The effect of the TSR Modifier is included in the grant date fair value of the related performance awards using a Monte Carlo valuation technique. The fair value of equity awards with cash payout requirements, as well as awards for which fair value cannot be estimated at grant date, is remeasured each reporting period through vesting date. Performance awards with pre-grant date achievement criteria are expensed over the period from the start of the performance period through the end of the service vesting term. Awards are amortized using the nonsubstantive vesting methodology which requires that expense associated with awards having only service vesting criteria that continue vesting after retirement be recognized over a period ending no later than an employee’s retirement eligibility date.

Repurchase and Foreclosure Provision. The repurchase and foreclosure provision is the charge to earnings necessary to maintain the liability at a level that reflects management’s best estimate of losses associated with the repurchase of loans previously transferred in whole loans sales or securitizations, or make whole requests as of the balance sheet date. See Note 17 - Contingencies and Other Disclosures for discussion related to FHN’s obligations to repurchase such loans.

Legal Costs. Generally, legal costs are expensed as incurred.Costs related to equity issuances are netted against Capital surplus. Costs related to debt issuances are included in debt issuance costs that are recorded within Term borrowings.

Contingency Accruals. Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. FHN establishes loss contingency liabilities for matters when loss is both probable and reasonably estimable in accordance with ASC 450-20-50 “Contingencies - Accruals for Loss Contingencies”. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a liability to be established at the low end of the range. Expected recoveries from insurance and indemnification arrangements are recognized if they are considered equally as probable and reasonably estimable as the related loss contingency up to the recognized amount of the estimated loss. Gain contingencies and expected recoveries from insurance and indemnification arrangements in excess of the associated recorded estimated losses are generally recognized when received. Recognized recoveries are recorded as offsets to the related expense in the Consolidated Statements of Income. The favorable resolution of a gain contingency generally results in the recognition of other income in the Consolidated Statements of Income. Contingencies assumed in business combinations are evaluated through the end of the one-year post-closing measurement period.  If the acquisition-date fair value of the contingency can be determined during the measurement period, recognition occurs as part of the acquisition-date fair value of the acquired business. If the acquisition-date fair value of the contingency cannot be determined, but loss is considered probable as of the acquisition date and can be reasonably estimated within the measurement period, then the estimated amount is recorded within acquisition accounting. If the requirements for inclusion of the contingency as part of the acquisition are not met, subsequent recognition of the contingency is included in earnings.

Summary of Accounting Changes. Effective January 1, 2019, FHN adopted the provisions of ASU 2016-02, “Leases,” which requires a lessee to recognize in its statement of condition a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 leaves lessor accounting largely unchanged from prior standards. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. All other leases must be classified as financing or operating leases which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 132

Note 1 – Summary of Significant Accounting Policies (Continued)

Effective January 1, 2019, FHN adopted the provisions of ASU 2018-11, “Leases - Targeted Improvements,” which provides an election for a cumulative effect adjustment to retained earnings upon initial adoption of ASU 2016-02. Alternatively, under the initial guidance of ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest comparative period presented using a modified retrospective approach. Both adoption alternatives include a number of optional practical expedients that entities may elect to apply, which would result in continuing to account for leases that commence before the effective date in accordance with previous requirements (unless the lease is modified) except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous requirements. ASU 2016-02 also requires expanded qualitative and quantitative disclosures to assess the amount, timing, and uncertainty of cash flows arising from lease arrangements. Upon adoption, FHN utilized the cumulative effect transition alternative provided by ASU 2018-11. FHN utilized the lease classification practical expedients and the short-term lease exemption upon adoption. FHN also has elected to determine the discount rate on leases as of the effective date and elected to use hindsight in determining lease terms as well as impairments of lease assets resulting from lease abandonments upon adoption. The table below summarizes the impact of adopting ASU 2016-02 as of January 1, 2019, for line items in the Consolidated Statements of Condition. Lease assets of approximately $185 million are included in Other Assets. Lease liabilities of approximately $204 million are included in Other Liabilities. The after-tax decrease in Undivided Profits reflects the recognition of deferred gains associated with prior sale-leaseback transactions, revisions to the estimated useful lives of leasehold improvements and adjustments of lease expense to reflect revised lease duration estimates.

(Dollars in thousands)	January 1, 2019

Loans, net of unearned income	$3,450
Premises and equipment, net	2,718
Other assets	183,884
Other liabilities	(191,010)
Undivided profits	1,011

Effective January 1, 2019, FHN adopted the provisions of ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Capitalized implemented costs are required to be expensed over the term of the hosting arrangement which includes the non-cancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. ASU 2018-15 also requires application of the impairment guidance applicable to long-lived assets to the capitalized implementation costs. Amortization expense related to capitalized implementation costs must be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and payments for capitalized implementation costs will be classified in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Capitalized implementation costs will be presented in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented. FHN elected early adoption of ASU 2018-15 using the prospective transition method and the effects of adoption were not significant.

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 133

Note 1 – Summary of Significant Accounting Policies (Continued)

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

The provisions of ASU 2016-13 will be generally adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. A prospective transition approach will be used for existing PCD assets where, upon adoption, the amortized cost basis will be increased to offset the initial recognition of the allowance for credit losses. Thus, an entity will not be required to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than-insignificant credit deterioration since origination. An entity will accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. FHN’s most significant implementation activities included review of loan portfolio segments and classes, identification and evaluation of collateral dependent loans and loans secured by collateral replenishment arrangements, selection of measurement methodologies and related model development, data accumulation and verification, development of loan life estimates, identification of reasonable and supportable forecast periods, selection of timelines and methods for reversion to unadjusted historical information, multiple preliminary analyses including parallel runs against existing loan loss estimation processes, and design and evaluation of internal controls over the new estimation processes. FHN will utilize undiscounted cash flow methods for loans except for troubled debt restructurings, which require use of discounted cash flow methodologies.

Based on implementation efforts, FHN expects to incur a decrease to Undivided profits of approximately $100 million as of January 1, 2020, related to an increase in the allowance for loan losses as well as an increase in the reserve for unfunded commitments. A significant portion of this impact relates to increased reserves within the consumer portfolios, given the longer contractual maturities associated with many of these products as well as reserves related to acquired loans. FHN expects the coverage ratio for total loans to be approximately 100 basis points at adoption but would expect future coverage to be affected by changes in economic forecasts, portfolio composition and loan terms. The total impact from adoption to FHN's regulatory

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 134

Note 1 – Summary of Significant Accounting Policies (Continued)

capital ratio CET1 is anticipated to be a decrease of approximately 7 basis points in 2020. Management is in the final stages of documenting the accounting, reporting and governance processes associated with the adoption of ASU 2016-13.

FHN also assessed several asset classes other than loans that are within the scope of CECL and determined that the adoption effects for the change in measurement of credit risk were minimal for these classes. This includes Fed funds sold which have no history of credit losses due to their short (typically overnight) duration and counterparty risk assessment processes. This also includes securities borrowed and securities purchased under agreements to resell which have collateral maintenance agreements that incorporate master netting provisions resulting in minimal uncollateralized positions as of any date as evidenced by the disclosures provided in Note 23 - Master Netting and Similar Agreements-Repurchase, Reverse Repurchase, and Securities Borrowing Transactions. Additionally, FHN has also evaluated the composition of its AFS securities and determined that the changes in ASU 2016-13 will not have a significant effect on the current portfolio.

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

The effective date and transition requirements for these components of ASU 2019-04 are consistent with the requirements for ASU 2016-13 and FHN incorporated these changes and revisions within its implementation efforts. Based on its previous existing practices for the timely write off uncollectible AIR, FHN elected to not measure an allowance for credit losses for AIR and to continue recognition of related write offs as a reversal of interest income.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses, Targeted Transition Relief,” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis that are in the scope of ASU 2016-13, applied on an instrument-by-instrument basis. The fair value option election does not apply to held-to-maturity debt securities. The effective date and transition requirements for ASU 2019-05 are consistent with the requirements for ASU 2016-13. FHN did not elect to apply the fair value option to any asset classes that are in scope for CECL.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 135

Note 1 – Summary of Significant Accounting Policies (Continued)

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” which clarifies that expected recoveries should be included in the amortized cost basis previously written off or expected to be written off in the valuation allowance for PCD assets. ASU 2019-11 also clarifies that recoveries or expected recoveries of the unamortized noncredit discount or premium should not be included in the allowance for credit losses. ASU 2019-11 provides specific transition relief for existing troubled debt restructurings and extends the disclosure relief of ASU 2019-04 for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. Related to the assessment of credit risk for collateralized assets, ASU 2019-11 indicates that an entity should assess whether it reasonably expects the borrower will be able to continually replenish collateral securing the financial asset to apply the practical expedient of ASU 2016-13 while also requiring an estimation of expected credit losses for any difference between the amount of the amortized cost basis that is greater than the fair value of the collateral securing the financial asset.

The effective date and transition requirements for ASU 2019-11 are consistent with the requirements for ASU 2016-13 and FHN incorporated these changes and revisions within its implementation efforts and the effects are embedded within the adoption effects of ASU 2016-13. Consistent with non-PCD assets, the effect of including recoveries and expected recoveries within the measurement of expected credit losses for PCD assets may result in a negative credit allowance in certain circumstances.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 136

Note 2 – Acquisitions and Divestitures
On November 4, 2019, FHN and IBERIABANK Corporation (“IBKC”) announced that they had entered into an agreement and plan of merger under which IBKC will merge with FHN in a merger-of-equals transaction. IBKC, headquartered in Lafayette, Louisiana, has 319 offices in 12 states, mostly in the southern and southeastern U.S., and has reported $31.7 billion of total assets, $24.0 billion in loans, and $25.2 billion in deposits, at December 31, 2019. IBKC's common stock is listed on The NASDAQ Stock Market, LLC under the symbol IBKC. Under the merger agreement, each share of IBKC common stock will be converted into 4.584 shares of FHN common stock. After closing, FHN expects IBKC common shares will be converted into approximately 44 percent of the then-outstanding shares of FHN common stock. The merger agreement requires FHN to expand its board of directors to seventeen persons; after closing, eight board positions will be held by current IBKC directors, and nine will be held by current FHN directors. FHN expects the transaction to close mid-2020, subject to regulatory approvals, approval by the shareholders of FHN and of IBKC, and other customary conditions. Merger and integration expenses related to the pending merger of equals with IBKC are recorded in FHN’s Corporate segment.
Total merger expenses for the IBKC merger recognized during 2019 were as follows:

Year Ended December 31,
(Dollars in thousands)	2019
Professional fees (a)	$8,228
Employee compensation, incentives and benefits (b)	3,079
Miscellaneous expense (c)	64
Total IBKC merger expense	$11,371
(a) Primarily comprised of fees for legal, accounting, investment bankers, and merger consultants.
(b) Primarily comprised of fees for severance and retention.
(c) Primarily comprised of fees for travel and entertainment.
On November 8, 2019, FHN announced an agreement for First Horizon Bank to purchase 30 branches from SunTrust Bank in conjunction with SunTrust Banks, Inc.'s merger with BB&T Corporation, which created Truist Financial Corp. As part of the agreement, FHN will assume approximately $2.4 billion of branch deposits for a 3.40 percent deposit premium and purchase approximately $410 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches). FHN expects the purchase to close in second quarter 2020, subject to customary closing conditions.
On November 30, 2017, FHN completed its acquisition of Capital Bank Financial Corporation ("CBF") and its subsidiaries, including Capital Bank Corporation, for an aggregate of 92,042,232 shares of FHN common stock and $423.6 million in cash in a transaction valued at $2.2 billion. In second quarter 2018, FHN canceled 2,373,220 common shares which had been issued but set aside for certain shareholders of CBF who have commenced a dissenters' appraisal process resulting in a reduction in equity consideration and an increase in cash consideration of $46.0 million. In October 2019 this matter was resolved and the financial statement effects were not significant. CBF operated 178 branches in North and South Carolina, Tennessee, Florida and Virginia at the time of closing. In relation to the acquisition, FHN acquired approximately $9.8 billion in assets, including approximately $7.3 billion in loans and $1.2 billion in AFS securities, and assumed approximately $8.1 billion of CBF deposits.
The following schedule details acquired assets and liabilities and consideration paid, as well as adjustments to record the assets and liabilities at their estimated fair values as of November 30, 2017. These fair value measurements are based on third party and internal valuations.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 137

Note 2 – Acquisitions and Divestitures (Continued)

	Capital Bank Financial Corporation
	As	Purchase Accounting/Fair
	Acquired	Value Adjustments (unaudited)				As recorded
(Dollars in thousands)	(unaudited)	2017		2018 (a)		by FHN
Assets:
Cash and cash equivalents	$205,999	$—		$—		$205,999
Trading securities	4,758	(4,758)	(b)	—		—
Loans held-for-sale	—	134,003		(11,034)		122,969
Securities available-for-sale	1,017,867	175,526		—		1,193,393
Securities held-to-maturity	177,549	(177,549)		—		—
Loans	7,596,049	(320,372)		867		7,276,544
Allowance for loan losses	(45,711)	45,711		—		—
CBF Goodwill	231,292	(231,292)		—		—
Other intangible assets	24,498	119,302		(2,593)		141,207
Premises and equipment	196,298	37,054		(9,470)		223,882
OREO	43,077	(9,149)		(315)		33,613
Other assets	617,232	41,320	(c)	(22,422)	(c)	636,130
Total assets acquired	$10,068,908	$(190,204)		$(44,967)		$9,833,737

Liabilities:
Deposits	$8,141,593	$(849)		$(642)		$8,140,102
Securities sold under agreements to repurchase	26,664	—		—		26,664
Other short-term borrowings	390,391	—		—		390,391
Term borrowings	119,486	67,683		—		187,169
Other liabilities	59,995	4,291		1,631		65,917
Total liabilities assumed	8,738,129	71,125		989		8,810,243
Net assets acquired	$1,330,779	$(261,329)		$(45,956)		1,023,494
Consideration paid:
Equity						(1,746,718)
Cash						(469,615)
Total consideration paid						(2,216,333)
Goodwill						$1,192,839

(a)
Amounts reflect adjustments made to provisional fair value estimates during the measurement period ending November 30, 2018. These adjustments were recorded in FHN's Consolidated Statement of Condition in 2018 with a corresponding adjustment to goodwill.

(b)	Amount represents a conformity adjustment to align with FHN presentation.

(c)	Amount primarily relates to a net deferred tax asset recorded for the effects of the purchase accounting adjustments and adjustments for acquired tax contingencies.
In relation to the acquisition, FHN recorded goodwill of approximately $1.2 billion, representing the excess of acquisition consideration over the estimated fair value of net assets acquired. All goodwill has been attributed to FHN’s Regional Banking segment (refer to Note 7 - Intangible Assets for additional information). This goodwill is the result of 1) the addition of an experienced workforce, 2) expected synergies to be realized within overlapping banking markets, 3) operational efficiencies obtained through integration of back office functions and 4) proportionately lower net operating costs from a larger company scale. $17.0 million of goodwill was determined to be deductible for tax purposes as a result of tax bases carryover resulting from prior CBF acquisitions. FHN’s operating results for 2018 and 2017 include the operating results of the assets and liabilities acquired from CBF subsequent to the acquisition on November 30, 2017.
Following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Securities available-for-sale: Fair values for securities are based on quoted prices where available. If quoted market prices are not available, fair value estimates are based on observable inputs obtained from market transactions in similar securities. Securities held-to-maturity were reclassified to securities available-for-sale based on FHN’s intent at closing.
FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 138

Note 2 – Acquisitions and Divestitures (Continued)

Loans and loans held-for-sale: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status and current discount rates. Loans were aggregated according to similar characteristics when applying various valuation techniques. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Loans held-for-sale were classified according to FHN’s intent at closing. The valuation of loans held-for-sale reflects contractual or bid prices.
Intangible assets: Core deposit intangible ("CDI") represents the value of the relationships with deposit customers. The fair value was based on a discounted cash flow methodology that considered expected customer attrition rates, net maintenance cost of the deposit base, alternate costs of funds, and the interest costs associated with customer deposits. The CDI is being amortized over 10 years using an accelerated methodology based upon the period over which estimated economic benefits are estimated to be received. Lease intangibles are valued using a discounted cash flow methodology which compares the current contractual rental payments to estimated current market rents for the property.
Premises and Equipment: Land and buildings held-for-use are valued at appraised values, which reflect considerations of recent disposition values for similar property types with adjustments for characteristics of individual properties. Locations held-for-sale are valued at appraised values which also reference recent disposition values for similar property types but also considers marketability discounts for vacant properties. The valuations of locations held-for-sale are reduced by estimated costs to sell. Other fixed assets are valued using a discounted cash flow methodology which reflects estimates of the future value of the assets to a hypothetical buyer.

OREO: OREO properties are valued at estimated fair value less estimated costs to sell the real estate. Estimated fair value is determined using appraised values which includes consideration of recent disposition values for similar property types with adjustments for characteristics of individual properties.
Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation using the remaining duration of the accounts and reflects the difference in interest rates currently being offered to the contractual interest rates on such time deposits.
Securities sold under agreements to repurchase and Other short-term borrowings: The carrying amount of these liabilities is a reasonable estimate of fair value based on the short-term nature of these liabilities.

Term borrowings: The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analysis, based on estimated current borrowing rates for similar types of instruments and considers whether the debt is currently callable. Estimated discount rates are determined from the perspective of the post-merger combined entity rather than the acquiree and/or original issuers.
The following table presents financial information regarding the former CBF operations included in FHN's Consolidated Statements of Income from the date of acquisition (November 30, 2017) through December 31, 2017. Additionally, the table presents unaudited proforma information as if the acquisition of CBF had occurred on January 1, 2016:

	Actual from acquisition date through	Unaudited Pro Forma for
		Year Ended December 31
(Dollars in thousands)	December 31, 2017	2017	2016
Net interest income	$31,253	$1,165,006	$1,033,218
Noninterest income	6,192	563,581	638,493
Pre-tax income	16,534	476,911	458,667
Net income available to common shareholders (a)	NM	274,416	293,981
(a) Net income available to common shareholders is not meaningful for actual CBF results from the acquisition date through December 31, 2017 because of the effect of tax reform.
The pro forma financial information and explanatory notes have been prepared to illustrate the effects of the merger between FHN and CBF under the acquisition method of accounting. The pro forma financial information is presented for illustrative purposes only and does not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of each period presented, nor does it necessarily indicate the results of operations in future

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 139

Note 2 – Acquisitions and Divestitures (Continued)

periods or the future financial position of the combined entities. Cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.
This unaudited pro forma information combines the historical consolidated results of operations of FHN and CBF for the periods presented and gives effect to the following nonrecurring adjustments:
Fair value adjustments: Pro forma adjustment to net interest income of $34.5 million and $46.5 million for the years ended December 31, 2017 and 2016, respectively, to record estimated amortization of premiums and accretion of discounts on acquired loans, securities, deposits, and term borrowings.
CBF accretion/amortization: Pro forma adjustment to net interest income of $24.4 million and $25.9 million for the years ended December 31, 2017 and 2016, respectively, to eliminate CBF amortization of premiums and accretion of discounts on previously acquired loans, securities, and deposits.
Amortization of acquired intangibles: Pro forma adjustment to noninterest expense of $15.8 million and $18.0 million for the years ended December 31, 2017 and 2016, respectively, to record estimated amortization on acquired CDI and other lease intangibles.
Other adjustments: Pro forma results also include adjustments related to the removal of CBF's intangible amortization expense, amortization of previously acquired lease intangibles, and FHN's merger-related costs. Also includes adjustments to depreciation expense to record estimated fair value marks for CBF tangible assets, as well as income-tax effects of pro forma adjustments.
All expenses related to the merger and integration with CBF are recorded in FHN's Corporate segment. Integration activities were substantially completed in second quarter 2018.
Total CBF merger and integration expense recognized for the years ended December 31, 2019, 2018, and 2017 are presented in the table below:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Professional fees (a)	$11,221	$22,337	$28,151
Employee compensation, incentives and benefits (b)	1,189	9,613	17,077
Contract employment and outsourcing (c)	240	3,681	1,270
Occupancy (d)	1,453	5,236	15
Miscellaneous expense (e)	2,072	7,652	1,291
All other expense (f)	6,695	43,874	8,944
Total	$22,870	$92,393	$56,748
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 140

Note 2 – Acquisitions and Divestitures (Continued)

adjustment was made in fourth quarter 2018 for other consumer loans acquired from CBF based on pricing information received from potential buyers.
On April 3, 2017, FHN Financial (formerly FTN Financial or "FTNF") acquired substantially all of the assets and assumed substantially all of the liabilities of Coastal Securities, Inc. (“Coastal”), a national leader in the trading, securitization, and analysis of Small Business Administration (“SBA”) loans, for approximately $131 million in cash. Coastal, which was based in Houston, TX, also traded United States Department of Agriculture (“USDA”) loans and fixed income products and provided municipal underwriting and advisory services to its clients. Coastal’s government-guaranteed loan products, combined with FHN Financial’s existing SBA trading activities, have established an additional major product sector for FHN Financial.
The following schedule details acquired assets and liabilities and consideration paid, as well as adjustments to record the assets and liabilities at their estimated fair values as of April 3, 2017:

	Coastal Securities, Inc
	Purchase Accounting/
	As	Fair Value
	Acquired	Adjustments	As recorded
(Dollars in thousands)	(unaudited)	(unaudited)	by FHN
Assets:
Cash and cash equivalents	$7,502	$—	$7,502
Interest-bearing cash	4,132	—	4,132
Trading securities	423,662	(284,580)	139,082
Loans held-for-sale	—	236,088	236,088
Investment securities	—	1,413	1,413
Other intangible assets, net	—	27,300	27,300
Premises and equipment, net	1,229	—	1,229
Other assets	1,658	14	1,672
Total assets acquired	$438,183	$(19,765)	$418,418

Liabilities:
Securities sold under agreements to repurchase	$201,595	$—	$201,595
Other short-term borrowings	33,509	—	33,509
Fixed income payables	143,647	(47,158)	96,489
Other liabilities	958	(642)	316
Total liabilities assumed	379,709	(47,800)	331,909
Net assets acquired	$58,474	$28,035	86,509
Consideration paid:
Cash			(131,473)
Goodwill			$44,964

In relation to the acquisition, FHN has recorded $45.0 million in goodwill, representing the excess of acquisition consideration over the estimated fair value of net assets acquired (refer to Note 7 - Intangible Assets for additional information), and all of which is expected to be deductible for tax purposes. The goodwill is the result of adding an experienced workforce, establishing an additional major product sector for FHN Financial, expected synergies, and other factors. FHN's operating results for 2017 include the operating results of the acquired assets and assumed liabilities of Coastal subsequent to the acquisition on April 3, 2017.
In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate. In April 2019, FHN sold a subsidiary acquired as part of the CBF acquisition that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Statements of Condition.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 141

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	2,316,381	34,692	(2,556)	2,348,517
Government agency issued collateralized mortgage obligations (“CMO”)	1,667,773	9,916	(7,197)	1,670,492
Other U.S. government agencies	303,463	3,750	(1,121)	306,092
Corporates and other debt	40,054	486	—	40,540
State and municipalities	57,232	3,324	(30)	60,526
	$4,385,003	$52,168	$(10,904)	4,426,267
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				19,136
Total securities available-for-sale (b)				$4,445,403
Securities held-to-maturity:
Corporates and other debt	$10,000	$1	$—	$10,001
Total securities held-to-maturity	$10,000	$1	$—	$10,001

(a)	SBA-interest only strips are recorded at elected fair value. See Note 24 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$(2)	$98
Government agency issued MBS	2,473,687	4,819	(58,400)	2,420,106
Government agency issued CMO	2,006,488	888	(48,681)	1,958,695
Other U.S. government agencies	149,050	809	(73)	149,786
Corporates and other debt	55,383	388	(461)	55,310
State and municipalities	32,473	314	(214)	32,573
	$4,717,181	$7,218	$(107,831)	4,616,568
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				9,902
Total securities available-for-sale (b)				$4,626,470
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(157)	$9,843
Total securities held-to-maturity	$10,000	$—	$(157)	$9,843

(a)	SBA-interest only strips are recorded at elected fair value. See Note 24 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 142

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on December 31, 2019 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$35,022	$35,211
After 1 year; within 5 years	—	—	209,003	213,108
After 5 years; within 10 years	10,000	10,001	755	3,332
After 10 years	—	—	156,069	174,743
Subtotal	10,000	10,001	400,849	426,394
Government agency issued MBS and CMO (a)	—	—	3,984,154	4,019,009
Total	$10,000	$10,001	$4,385,003	$4,445,403

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the years ended December 31: Equity securities are included in 2017.

	Available-for-Sale
(Dollars in thousands)	2019	2018	2017
Gross gains on sales of securities	$—	$52	$2,514
Gross (losses) on sales of securities	(267)	—	(1,922)
Net gain/(loss) on sales of securities (a) (b)	(267)	52	592

(a)	Cash proceeds from the sale of available-for-sale securities during 2019 were $191.7 million and were not material in 2018. Cash proceeds from sales during 2017 were $937.0 million.

(b)	2017 includes a $.4 million gain associated with the call of a $4.4 million held-to-maturity municipal bond.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 143

Note 3 – Investment Securities (Continued)

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of December 31, 2019 and 2018:

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$100	$—	$100	$—
Government agency issued MBS	174,983	(495)	192,755	(2,061)	367,738	(2,556)
Government agency issued CMO	378,815	(1,970)	361,124	(5,227)	739,939	(7,197)
Other U.S. government agencies	98,471	(1,121)	—	—	98,471	(1,121)
States and municipalities	3,551	(30)	—	—	3,551	(30)
Total temporarily impaired securities	$655,820	$(3,616)	$553,979	$(7,288)	$1,209,799	$(10,904)

	As of December 31, 2018
	Less than 12 months				12 months or longer			Total
(Dollars in thousands)	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—		$—		$98		$(2)	$98	$(2)
Government agency issued MBS	597,008		(12,335)		1,537,106		(46,065)	2,134,114	(58,400)
Government agency issued CMO	290,863		(2,860)		1,560,420		(45,821)	1,851,283	(48,681)
Other U.S. government agencies	29,776		(73)		—		—	29,776	(73)
Corporates and other debt	25,114		(344)		15,008		(117)	40,122	(461)
States and municipalities	17,292		(214)		—		—	17,292	(214)
Total temporarily impaired securities	$960,053	—	$(15,826)	—	$3,112,632	—	$(92,005)	$4,072,685	$(107,831)

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
The carrying amount of equity investments without a readily determinable fair value was $25.6 million and $21.3 million at December 31, 2019 and 2018, respectively. The year-to-date 2019 and 2018 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $7.0 million and unrealized losses of $1.5 million were recognized during 2019 and 2018, respectively, for equity investments with readily determinable fair values.
In 2018 FHN sold its remaining holdings of Visa Class B Shares resulting in a pre-tax gain of $212.9 million recognized within the Corporate segment. See the Other Derivatives section of Note 22 - Derivatives for more information regarding FHN’s Visa shares.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 144

Note 4 – Loans
The following table provides the balance of loans, net of unearned income, by portfolio segment as of December 31, 2019 and 2018:

	December 31
(Dollars in thousands)	2019	2018
Commercial: (a)
Commercial, financial, and industrial	$20,051,091	$16,514,328
Commercial real estate	4,337,017	4,030,870
Consumer:
Consumer real estate (b)	6,006,749	6,249,516
Permanent mortgage	170,390	222,448
Credit card & other	495,864	518,370
Loans, net of unearned income	$31,061,111	$27,535,532
Allowance for loan losses	200,307	180,424
Total net loans	$30,860,804	$27,355,108

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

(b)	Balance as of December 31, 2018 includes $16.2 million of restricted real estate loans. See Note 21—Variable Interest Entities for additional information.
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
Concentrations
FHN has a concentration of residential real estate loans (20 percent of total loans), the majority of which is in the consumer real estate segment (19 percent of total loans). Loans to finance and insurance companies total $2.8 billion (14 percent of the C&I portfolio, or 9 percent of the total loans). FHN had loans to mortgage companies totaling $4.4 billion (22 percent of the C&I segment, or 14 percent of total loans) as of December 31, 2019. As a result, 36 percent of the C&I segment is sensitive to impacts on the financial services industry.
Restrictions
On December 31, 2019, $5.2 billion of commercial loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank. As of December 31, 2019 and 2018, FHN pledged all of its first and second lien mortgages,

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 145

Note 4 – Loans (Continued)

HELOCs, excluding restricted real estate loans, and commercial real estate loans to secure potential borrowings from the FHLB-Cincinnati. Restricted loans secured borrowings associated with consolidated VIEs. See Note 21 - Variable Interest Entities for additional discussion.
Acquisition
Generally, the fair value for acquired loans is estimated using a discounted cash flow analysis with significant unobservable inputs (Level 3) including adjustments for expected credit losses, prepayment speeds, current market rates for similar loans, and an adjustment for investor-required yield given product-type and various risk characteristics.
At acquisition, FHN designated certain loans as PCI with the remaining loans accounted for under ASC 310-20, “Nonrefundable Fees and Other Costs”. Of the loans designated as PCI at acquisition, $4.7 million is held-for-sale. For loans accounted for under ASC 310-20, the difference between each loan’s book value and the estimated fair value at the time of the acquisition will be accreted into interest income over its remaining contractual life and the subsequent accounting and reporting will be similar to a loan in FHN’s originated portfolio.

Purchased Credit-Impaired Loans
The following table presents a rollforward of the accretable yield for the year ended December 31, 2019 and 2018:

	Year Ended December 31
(Dollars in thousands)	2019	2018
Balance, beginning of period	$13,375	$15,623
Accretion	(5,792)	(9,467)
Adjustment for payoffs	(2,438)	(3,896)
Adjustment for charge-offs	(479)	(1,115)
Adjustment for pool excess recovery (a)	—	(123)
Increase in accretable yield (b)	5,513	12,791
Disposals	(4)	(240)
Other	(367)	(198)
Balance, end of period	$9,808	$13,375

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.

(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.
At December 31, 2019, the ALLL related to PCI loans was $2.0 million compared to $4.0 million at December 31, 2018. Net charge-offs related to PCI loans during 2019 were $5.8 million, compared to $6.7 million in 2018. The loan loss provision expense related to PCI loans during 2019 was $1.3 million, compared to $4.8 million during 2018.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying value	Unpaid balance	Carrying value	Unpaid balance
Commercial, financial and industrial	$24,973	$25,938	$38,873	$44,259
Commercial real estate	5,078	5,466	15,197	17,232
Consumer real estate	23,681	26,245	30,723	34,820
Credit card and other	489	567	1,627	1,879
Total	$54,221	$58,216	$86,420	$98,190

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 146

Note 4 – Loans (Continued)

Impaired Loans
The following tables provide information at December 31, 2019 and 2018, by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, PCI loans and the TRUPS valuation allowance have been excluded.

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$52,672	$63,602	$—	$61,382	$690
Loans to mortgage companies	—	—	—	9,314	—
Income CRE	1,563	1,563	—	1,620	33
Total	$54,235	$65,165	$—	$72,316	$723
Consumer:
HELOC (a)	$4,940	$10,438	$—	$6,582	$—
R/E installment loans (a)	5,329	6,105	—	5,335	—
Permanent mortgage (a)	2,264	3,949	—	3,017	—
Total	$12,533	$20,492	$—	$14,934	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$29,766	$31,536	$6,196	$14,328	$4
TRUPS	—	—	—	2,445	—
Income CRE	—	—	—	221	9
Total	$29,766	$31,536	$6,196	$16,994	$13
Consumer:
HELOC	$55,522	$59,122	$7,016	$61,294	$1,868
R/E installment loans	34,862	35,780	4,521	40,181	1,016
Permanent mortgage	59,329	68,341	7,761	63,630	2,149
Credit card & other	653	653	422	694	18
Total	$150,366	$163,896	$19,720	$165,799	$5,051
Total commercial	$84,001	$96,701	$6,196	$89,310	$736
Total consumer	$162,899	$184,388	$19,720	$180,733	$5,051
Total impaired loans	$246,900	$281,089	$25,916	$270,043	$5,787

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 147

Note 4 – Loans (Continued)

	December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$42,902	$45,387	$—	$24,186	$757
Income CRE	1,589	1,589	—	1,434	51
Residential CRE	—	—	—	374	—
Total	$44,491	$46,976	$—	$25,994	$808
Consumer:
HELOC (a)	$8,645	$16,648	$—	$8,723	$—
R/E installment loans (a)	4,314	4,796	—	4,300	—
Permanent mortgage (a)	3,601	6,003	—	4,392	—
Total	$16,560	$27,447	$—	$17,415	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$2,802	$2,802	$149	$16,011	$—
TRUPS	2,888	3,700	925	2,981	—
Income CRE	377	377	—	348	10
Residential CRE	—	—	—	99	—
Total	$6,067	$6,879	$1,074	$19,439	$10
Consumer:
HELOC	$66,482	$69,610	$11,241	$69,535	$2,273
R/E installment loans	38,993	39,851	6,743	40,118	1,024
Permanent mortgage	67,245	78,010	9,419	73,259	2,290
Credit card & other	695	695	337	626	14
Total	$173,415	$188,166	$27,740	$183,538	$5,601
Total commercial	$50,558	$53,855	$1,074	$45,433	$818
Total consumer	$189,975	$215,613	$27,740	$200,953	$5,601
Total impaired loans	$240,533	$269,468	$28,814	$246,386	$6,419

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 148

Note 4 – Loans (Continued)

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$696,040	$—	$—	$1,848	$—	$697,888	3%	$69
2	767,048	—	—	48,906	38	815,992	4	165
3	743,123	877,210	3,314	474,067	806	2,098,520	9	274
4	1,237,772	692,971	46,375	680,223	477	2,657,818	11	738
5	1,986,761	670,402	72,512	993,628	1,700	3,725,003	15	8,265
6	2,511,290	1,410,387	27,263	717,062	17,027	4,683,029	19	12,054
7	2,708,707	509,616	18,378	641,345	30,925	3,908,971	16	20,409
8	1,743,364	136,771	—	269,407	16,699	2,166,241	9	22,514
9	1,101,873	77,139	31,909	169,586	13,007	1,393,514	6	17,484
10	563,635	21,229	18,536	59,592	2,153	665,145	3	10,197
11	495,140	—	—	81,682	2,302	579,124	2	13,454
12	262,906	15,158	—	28,807	1,074	307,945	1	8,471
13	232,823	—	—	32,966	1,126	266,915	1	8,142
14,15,16	263,076	—	—	43,400	626	307,102	1	29,318
Collectively evaluated for impairment	15,313,558	4,410,883	218,287	4,242,519	87,960	24,273,207	100	151,554
Individually evaluated for impairment	82,438	—	—	1,563	—	84,001	—	6,196
Purchased credit-impaired loans	25,925	—	—	4,155	820	30,900	—	848
Total commercial loans	$15,421,921	$4,410,883	$218,287	$4,248,237	$88,780	$24,388,108	100%	$158,598

(a)	Balances presented net of a $19.1 million valuation allowance.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 149

Note 4 – Loans (Continued)

	December 31, 2018
(Dollars in thousands)	General C&I	Loans to Mortgage Companies	TRUPS (a)	Income CRE	Residential CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
1	$610,177	$—	$—	$12,586	$—	$622,763	3%	$100
2	835,776	—	—	1,688	29	837,493	4	274
3	782,362	716,971	—	289,594	147	1,789,074	9	315
4	1,223,092	394,862	43,220	563,243	—	2,224,417	11	686
5	1,920,034	277,814	77,751	798,509	14,150	3,088,258	15	8,919
6	1,722,136	365,341	45,609	657,628	33,759	2,824,473	14	8,141
7	2,690,784	96,603	11,446	538,909	26,135	3,363,877	16	16,906
8	1,337,113	53,224	—	265,901	20,320	1,676,558	8	18,545
9	1,472,852	96,292	45,117	455,184	29,849	2,099,294	10	15,454
10	490,795	13,260	18,536	60,803	3,911	587,305	3	8,675
11	311,967	—	—	66,986	788	379,741	2	7,973
12	244,867	9,379	—	82,574	5,717	342,537	2	6,972
13	285,987	—	5,786	55,408	251	347,432	2	10,094
14,15,16	224,853	—	—	28,835	837	254,525	1	23,307
Collectively evaluated for impairment	14,152,795	2,023,746	247,465	3,877,848	135,893	20,437,747	100	126,361
Individually evaluated for impairment	45,704	—	2,888	1,966	—	50,558	—	1,074
Purchased credit-impaired loans	41,730	—	—	12,730	2,433	56,893	—	2,823
Total commercial loans	$14,240,229	$2,023,746	$250,353	$3,892,544	$138,326	$20,545,198	100%	$130,258

(a)
Balances presented net of a $20.2 million valuation allowance. In 3Q18, FHN sold $55.5 million of TRUPS loans with a $5.0 million valuation allowance. Upon sale, a gain of $3.8 million was recognized in the Non-Strategic segment within Fixed Income in the Consolidated Statement of Income. An additional TRUPS loan with a principal balance of $3.0 million and a valuation of $.3 million was paid off in fourth quarter 2018.

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
The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC, real estate installment, and permanent mortgage classes of loans as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	HELOC	R/E Installment Loans	Permanent Mortgage	HELOC	R/E Installment Loans	Permanent Mortgage
FICO score 740 or greater	62.0%	72.9%	44.8%	61.4%	71.3%	51.8%
FICO score 720-739	8.6	8.3	9.7	8.5	8.8	7.6
FICO score 700-719	7.6	6.1	12.3	7.6	7.0	10.6
FICO score 660-699	10.8	7.7	16.3	10.9	7.6	14.7
FICO score 620-659	4.7	2.6	9.7	5.1	2.8	6.5
FICO score less than 620 (a)	6.3	2.4	7.2	6.5	2.5	8.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.
FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 150

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
The following table reflects accruing and non-accruing loans by class on December 31, 2019:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$15,314,292	$7,155	$237	$15,321,684	$36,564	$14,385	$23,363	$74,312	$15,395,996
Loans to mortgage companies	4,410,883	—	—	4,410,883	—	—	—	—	4,410,883
TRUPS (a)	218,287	—	—	218,287	—	—	—	—	218,287
Purchased credit-impaired loans	23,840	287	1,798	25,925	—	—	—	—	25,925
Total commercial (C&I)	19,967,302	7,442	2,035	19,976,779	36,564	14,385	23,363	74,312	20,051,091
Commercial real estate:
Income CRE	4,242,044	679	—	4,242,723	—	19	1,340	1,359	4,244,082
Residential CRE	87,487	7	—	87,494	—	466	—	466	87,960
Purchased credit-impaired loans	4,752	128	95	4,975	—	—	—	—	4,975
Total commercial real estate	4,334,283	814	95	4,335,192	—	485	1,340	1,825	4,337,017
Consumer real estate:
HELOC	1,217,344	9,156	5,669	1,232,169	43,007	4,227	7,472	54,706	1,286,875
R/E installment loans	4,662,783	10,580	5,138	4,678,501	13,001	1,005	2,601	16,607	4,695,108
Purchased credit-impaired loans	18,720	2,770	3,276	24,766	—	—	—	—	24,766
Total consumer real estate	5,898,847	22,506	14,083	5,935,436	56,008	5,232	10,073	71,313	6,006,749
Permanent mortgage	149,663	2,314	4,032	156,009	7,709	71	6,601	14,381	170,390
Credit card & other:
Credit card	198,917	1,076	1,178	201,171	—	—	—	—	201,171
Other	291,700	1,802	337	293,839	101	44	189	334	294,173
Purchased credit-impaired loans	323	98	99	520	—	—	—	—	520
Total credit card & other	490,940	2,976	1,614	495,530	101	44	189	334	495,864
Total loans, net of unearned income	$30,841,035	$36,052	$21,859	$30,898,946	$100,382	$20,217	$41,566	$162,165	$31,061,111

(a) TRUPS is presented net of the valuation allowance of $19.1 million.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 151

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

(a) TRUPS is presented net of the valuation allowance of $20.2 million.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 152

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
On December 31, 2019 and 2018, FHN had $206.3 million and $228.2 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $19.7 million, or 10 percent as of December 31, 2019, and $27.7 million, or 12 percent as of December 31, 2018. Additionally, $51.1 million and $57.8 million of loans held-for-sale as of December 31, 2019 and 2018, respectively, were classified as TDRs.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 153

Note 4 – Loans (Continued)

The following tables reflect portfolio loans that were classified as TDRs during the year ended December 31, 2019 and 2018:

	2019			2018
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	4	$14,179	$14,101	9	$27,639	$27,190
Total commercial (C&I)	4	14,179	14,101	9	27,639	27,190
Commercial real estate:
Income CRE	—	—	—	4	643	637
Total commercial real estate	—	—	—	4	643	637
Consumer real estate:
HELOC	74	8,028	7,946	103	9,406	9,283
R/E installment loans	96	10,408	10,445	92	8,077	7,848
Total consumer real estate	170	18,436	18,391	195	17,483	17,131
Permanent mortgage	8	1,771	1,798	8	1,001	1,184
Credit card & other	85	379	358	132	604	570
Total troubled debt restructurings	267	$34,765	$34,648	348	$47,370	$46,712

The following tables present TDRs which re-defaulted during 2019 and 2018, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	2019		2018
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	2	$579
Total commercial (C&I)	—	—	2	579
Consumer real estate:
HELOC	7	1,141	6	239
R/E installment loans	3	98	2	146
Total consumer real estate	10	1,239	8	385
Permanent mortgage	1	7	6	749
Credit card & other	32	115	49	239
Total troubled debt restructurings	43	$1,361	65	$1,952

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 154

Note 5 – Allowance for Loan Losses
As discussed in Note 1 - Summary of Significant Accounting Polices, the ALLL includes the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50, and to a lesser extent, reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans.
For commercial loans, ASC 450-20-50 reserves are established using historical net loss factors by grade level, loan product, and business segment. The ALLL for smaller-balance homogeneous consumer loans is determined based on pools of similar loan types that have similar credit risk characteristics. ASC 450-20-50 reserves for the consumer portfolio are determined using segmented roll-rate models that incorporate various factors including historical delinquency trends, experienced loss frequencies, and experienced loss severities. Generally, reserves for consumer loans reflect inherent losses in the portfolio that are expected to be recognized over the following twelve months. The historical net loss factors for both commercial and consumer ASC 450-20-50 reserve models are subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends), which are not fully captured in the historical net loss factors. The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, the regulatory environment, regulatory guidance, and portfolio segment-specific trends, are examples of additional factors considered by management in determining the ALLL. Additionally, management considers the inherent uncertainty of quantitative models that are driven by historical loss data. Management evaluates the periods of historical losses that are the basis for the loss rates used in the quantitative models and selects historical loss periods that are believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviews an analysis of the loss emergence period which is the amount of time it takes for a loss to be confirmed (initial charge-off) after a loss event has occurred. FHN performs extensive studies as it relates to the historical loss periods used in the model and the loss emergence period and model assumptions are adjusted accordingly.
Impairment related to individually impaired loans is measured in accordance with ASC 310-10. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans are measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the net realizable value (collateral value less estimated costs to sell). Impaired loans also include consumer TDRs. Generally, the allowance for TDRs in all consumer portfolio segments is determined by estimating the expected future cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment being assessed, and discounted using the pre-modification interest rate. The discount rates of variable rate TDRs are adjusted to reflect changes in the interest rate index to which the rates are tied. The discounted cash flows are then compared to the outstanding principal balance in order to determine required reserves. Residential real estate loans discharged through bankruptcy are collateral-dependent and are charged down to net realizable value (collateral value less estimated costs to sell).

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 155

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for December 31, 2019, 2018 and 2017:

(Dollars in thousands)	C&I (a)	Commercial Real Estate (a)	Consumer Real Estate	Permanent Mortgage	Credit Card and Other	Total
Balance as of January 1, 2019	$98,947	$31,311	$26,439	$11,000	$12,727	$180,424
Charge-offs	(33,778)	(1,181)	(7,781)	(393)	(15,600)	(58,733)
Recoveries	6,744	489	17,000	3,148	4,235	31,616
Provision/(provision credit) for loan losses	50,573	5,493	(16,034)	(4,936)	11,904	47,000
Balance as of December 31, 2019	122,486	36,112	19,624	8,819	13,266	200,307
Allowance - individually evaluated for impairment	6,196	—	11,537	7,761	422	25,916
Allowance - collectively evaluated for impairment	115,442	36,112	7,001	1,058	12,813	172,426
Allowance - purchased credit-impaired loans	848	—	1,086	—	31	1,965
Loans, net of unearned as of December 31, 2019:
Individually evaluated for impairment	82,438	1,563	100,653	61,593	653	246,900
Collectively evaluated for impairment	19,942,728	4,330,479	5,881,330	108,797	494,691	30,758,025
Purchased credit-impaired loans	25,925	4,975	24,766	—	520	56,186
Total loans, net of unearned income	$20,051,091	$4,337,017	$6,006,749	$170,390	$495,864	$31,061,111
Balance as of January 1, 2018	$98,211	$28,427	$39,823	$13,113	$9,981	$189,555
Charge-offs	(15,492)	(783)	(9,357)	(477)	(19,688)	(45,797)
Recoveries	4,201	339	19,666	1,421	4,039	29,666
Provision/(provision credit) for loan losses	12,027	3,328	(23,693)	(3,057)	18,395	7,000
Balance as of December 31, 2018	98,947	31,311	26,439	11,000	12,727	180,424
Allowance - individually evaluated for impairment	1,074	—	17,984	9,419	337	28,814
Allowance - collectively evaluated for impairment	95,050	31,311	7,368	1,581	12,263	147,573
Allowance - purchased credit-impaired loans	2,823	—	1,087	—	127	4,037
Loans, net of unearned as of December 31, 2018:
Individually evaluated for impairment	48,592	1,966	118,434	70,846	695	240,533
Collectively evaluated for impairment	16,424,006	4,013,741	6,099,272	151,602	515,921	27,204,542
Purchased credit-impaired loans	41,730	15,163	31,810	—	1,754	90,457
Total loans, net of unearned income	$16,514,328	$4,030,870	$6,249,516	$222,448	$518,370	$27,535,532
Balance as of January 1, 2017	$89,398	$33,852	$51,424	$15,222	$12,172	$202,068
Charge-offs	(17,657)	(195)	(13,156)	(2,179)	(13,207)	(46,394)
Recoveries	4,568	966	22,723	2,509	3,115	33,881
Provision/(provision credit) for loan losses	21,902	(6,196)	(21,168)	(2,439)	7,901	—
Balance as of December 31, 2017	98,211	28,427	39,823	13,113	9,981	189,555
Allowance - individually evaluated for impairment	6,044	132	23,175	12,105	311	41,767
Allowance - collectively evaluated for impairment	89,358	28,291	16,293	1,008	9,670	144,620
Allowance - purchased credit-impaired loans	2,809	4	355	—	—	3,168
Loans, net of unearned as of December 31, 2017
Individually evaluated for impairment	43,024	2,407	128,895	84,794	593	259,713
Collectively evaluated for impairment	15,909,110	4,181,908	6,311,817	203,026	613,806	27,219,667
Purchased credit-impaired loans	105,139	30,380	38,530	—	5,500	179,549
Total loans, net of unearned income	$16,057,273	$4,214,695	$6,479,242	$287,820	$619,899	$27,658,929

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 156

Note 6 – Premises, Equipment, and Leases

Premises and equipment on December 31 are summarized below:

(Dollars in thousands)	2019	2018
Land	$98,804	$107,864
Buildings	428,695	461,665
Leasehold improvements	50,032	30,230
Furniture, fixtures, and equipment	205,493	196,469
Fixed assets held-for-sale (a)	9,719	19,617
Premises and equipment, at cost	792,743	815,845
Less accumulated depreciation and amortization	337,737	321,804
Premises and equipment, net	$455,006	$494,041
(a) Primarily comprised of land and buildings.
In 2019 and 2018, FHN recognized $26.9 million and $3.9 million, respectively, of fixed asset impairments and lease abandonment charges related to branch closures which are included in All other expenses on the Consolidated Statements of Income. In 2018, $1.5 million of impairment recoveries were recorded upon disposition of the associated properties. In 2019 and 2018, FHN had net gains of $2.3 million and $4.3 million, respectively, related to the sales of bank branches which are included in All other income and commissions on the Consolidated Statements of Income.

FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.

The following table provides a detail of the classification of FHN's right-of-use ("ROU") assets and lease liabilities included in the Consolidated Statement of Conditions.

(Dollars in thousands)		December 31, 2019
Lease Right-of-Use Assets:	Classification
Operating lease right-of use assets	Other assets	$201,873
Finance lease right-of use assets	Other assets	2,037
Total Lease Right-of Use Assets		$203,910

Lease Liabilities:
Operating lease liabilities	Other liabilities	$223,128
Finance lease liabilities	Other liabilities	2,708
Total Lease Liabilities		$225,836

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of December 31, 2019.

Weighted Average Remaining Lease Terms
Operating leases	12.36 years
Finance leases	9.61 years
Weighted Average Discount Rate
Operating leases	3.24%
Finance leases	4.77%

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 157

Note 6 – Premises, Equipment, and Leases (Continued)

The following table provides a detail of the components of lease expense and other lease information for the year ended December 31, 2019:

(Dollars in thousands)	2019
Lease cost
Operating lease cost	$24,797
Finance lease cost:
Amortization of right-of-use assets	114
Interest on lease liabilities	135
Short-term lease cost	98
Sublease income	(366)
Total lease cost	$24,778

Other information
(Gain)/loss on right-of-use asset impairment-Operating leases	$2,551

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	23,053
Operating cash flows from finance leases	135
Financing cash flows from finance leases	142

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	47,735
Finance leases	1,475

The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of December 31, 2019:

(Dollars in thousands)	December 31, 2019
2020	$26,594
2021	24,627
2022	23,553
2023	22,687
2024	22,224
2025 and after	156,524
Total lease payments	276,209
Less lease liability interest	(50,373)
Total	$225,836

FHN had aggregate undiscounted contractual obligations totaling $2.6 million for lease arrangements that have not commenced. Payments under these arrangements are expected to occur from 2020 through 2030.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 158

Note 6 – Premises, Equipment, and Leases (Continued)

Minimum future lease payments for noncancelable operating leases, primarily on premises, on December 31, 2018 are shown below.

(Dollars in thousands)	December 31, 2018
2019	$27,524
2020	24,722
2021	20,954
2022	16,518
2023	13,174
2024 and after	42,370
Total minimum lease payments	$145,262

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 159

Note 7 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Statements of Condition:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$157,150	$(47,372)	$109,778	$157,150	$(28,150)	$129,000
Customer relationships	77,865	(60,150)	17,715	77,865	(55,597)	22,268
Other (a)	5,622	(2,915)	2,707	5,622	(1,856)	3,766
Total	$240,637	$(110,437)	$130,200	$240,637	$(85,603)	$155,034

(a)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $24.8 million, $25.9 million, and $8.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
2020	$21,159
2021	19,547
2022	17,412
2023	16,117
2024	14,679

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of December 31, 2019, 2018 and 2017. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Statements of Condition as of December 31, 2019, 2018 and 2017.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2016	$93,367	$98,004	$191,371
Additions (a)	1,150,518	44,964	1,195,482
December 31, 2017	$1,243,885	$142,968	$1,386,853
Additions (a)	45,934	—	45,934
December 31, 2018	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
December 31, 2019	$1,289,819	$142,968	$1,432,787
(a) See Note 2 - Acquisitions and Divestitures for further details regarding goodwill related to acquisitions.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 160

Note 8 – Time Deposit Maturities
Following is a table of maturities for time deposits outstanding on December 31, 2019, which include Certificates of deposit under $100,000, Other time, and Certificates of deposit $100,000 and more. Certificates of deposit in increments of $100,000 or more totaled $2.2 billion on December 31, 2019, of this amount $.9 billion represents Certificates of deposit of $250,000 and more. Time deposits are included in Interest-bearing deposits on the Consolidated Statements of Condition.

(Dollars in thousands)
2020	$2,824,792
2021	259,290
2022	382,508
2023	90,034
2024	43,025
2025 and after	18,688
Total	$3,618,337

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 161

Note 9 – Short-Term Borrowings
Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase, trading liabilities, and other borrowed funds.
Federal funds purchased and securities sold under agreements to repurchase generally have maturities of less than 90 days. Trading liabilities, which represent short positions in securities, are generally held for less than 90 days. Other short-term borrowings have original maturities of one year or less. On December 31, 2019, fixed income trading securities with a fair value of $41.3 million were pledged to secure other short-term borrowings.
The detail of short-term borrowings for the years 2019, 2018 and 2017 is presented in the following table:

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Trading Liabilities	Other Short-term Borrowings
2019
Average balance	$737,715	$701,164	$503,302	$538,249
Year-end balance	548,344	716,925	505,581	2,253,045
Maximum month-end outstanding	1,281,853	772,092	754,220	2,276,139
Average rate for the year	2.08%	1.89%	2.48%	2.34%
Average rate at year-end	1.55	1.72	2.07	2.14
2018
Average balance	$405,110	$713,841	$682,943	$1,046,585
Year-end balance	256,567	762,592	335,380	114,764
Maximum month-end outstanding	503,138	891,425	890,717	2,229,155
Average rate for the year	1.89%	1.40%	2.83%	1.82%
Average rate at year-end	2.50	1.66	3.21	2.48
2017
Average balance	$447,137	$578,666	$685,891	$554,502
Year-end balance	399,820	656,602	638,515	2,626,213
Maximum month-end outstanding	568,490	743,684	896,943	2,626,213
Average rate for the year	1.06%	0.72%	2.26%	1.28%
Average rate at year-end	1.48	0.64	2.22	1.44

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 162

Note 10 – Term Borrowings
The following table presents information pertaining to Term Borrowings reported on FHN’s Consolidated Statements of Condition on December 31:

(Dollars in thousands)	2019	2018
First Horizon Bank:
Senior capital notes (a)
Maturity date – December 1, 2019 – 2.95%	$—	$395,872
Other collateralized borrowings – Maturity date – December 22, 2037
2.19% on December 31, 2019 and 3.09% on December 31, 2018 (b)	80,908	76,642
Other collateralized borrowings - SBA loans (c)	21,975	16,607
First Horizon National Corporation:
Senior capital notes (a)
Maturity date – December 15, 2020 – 3.50%	497,656	486,739
Junior subordinated debentures (d)
Maturity date - June 28, 2035 - 3.57% on December 31, 2019 and 4.47% on December 31, 2018	2,752	2,730
Maturity date - December 15, 2035 - 3.26% on December 31, 2019 and 4.16% on December 31, 2018	17,642	17,456
Maturity date - March 15, 2036 - 3.29% on December 31, 2019 and 4.19% on December 31, 2018	8,847	8,757
Maturity date - March 15, 2036 - 3.43% on December 31, 2019 and 4.33% on December 31, 2018	11,692	11,587
Maturity date - June 30, 2036 - 3.28% on December 31, 2019 and 4.12% on December 31, 2018	26,217	25,931
Maturity date - July 7, 2036 - 3.54% on December 31, 2019 and 3.99% on December 31, 2018	17,964	17,803
Maturity date - June 15, 2037 - 3.54% on December 31, 2019 and 4.44% on December 31, 2018	50,681	50,278
Maturity date - September 6, 2037 - 3.32% on December 31, 2019 and 4.17% on December 31, 2018	8,798	8,713
FT Real Estate Securities Company, Inc.:
Cumulative preferred stock (e)
Maturity date – March 31, 2031 – 9.50%	46,236	46,168
First Horizon ABS Trusts:
Other collateralized borrowings (f) (g)
Maturity date – October 25, 2034
2.66% on December 31, 2018	—	2,981
First Tennessee New Markets Corporation Investments:
Maturity date – August 08, 2036 – 2.38% (f)	—	2,699
Total	$791,368	$1,170,963

(a)	Changes in the fair value of debt attributable to interest rate risk are hedged. First Horizon Bank early redeemed the senior debt on November 1, 2019. Refer to Note 22 – Derivatives.

(b)	Secured by trust preferred loans.

(c)
Collateralized borrowings associated with SBA loan sales that did not meet sales criteria. The loans have remaining terms of 3 to 25 years. These borrowings had a weighted average interest rate of 3.95 percent on December 31, 2019 and 2018, respectively.

(d)	Acquired in conjunction with the acquisition of CBF. A portion qualifies for Tier 2 capital under the risk-based capital guidelines.

(e)	A portion qualifies for Tier 2 capital under the risk-based capital guidelines.

(f)	Debt retired during 2019. See Note 21- Variable Interest Entities for additional information.

(g)	On December 31, 2018, borrowings secured by $16.2 million of residential real estate loans.

Annual principal repayment requirements as of December 31, 2019 are as follows:

(Dollars in thousands)
2020	$500,000
2021	—
2022	236
2023	—
2024	—
2025 and after	316,661

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 163

Note 10 – Term Borrowings (Continued)

In conjunction with the acquisition of CBF, FHN acquired junior subordinated debentures with aggregate par values of $212.4 million. Each of these issuances is held by a wholly owned trust that has issued trust preferred securities to external investors and loaned the funds to FHN, as successor to CBF, as junior subordinated debt. The book value for each issuance represents the purchase accounting fair value as of the closing date less accumulated amortization of the associated discount, as applicable. Through various contractual arrangements FHN assumed a full and unconditional guarantee for each trust’s obligations with respect to the securities. While the maturity dates are typically 30 years from the original issuance date, FHN has the option to redeem each of the junior subordinated debentures at par on any future interest payment date, which would trigger redemption of the related trust preferred securities. The junior subordinated debentures are included in the Consolidated Statements of Condition in Term borrowings. A portion of FHN's junior subordinated notes qualify as Tier 2 capital under the risk-based capital guidelines. FHN retired $45.4 million of this debt and the related trust preferred securities in 2018.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 164

Note 11 – Preferred Stock
FHN Preferred Stock
On January 31, 2013, FHN issued 1,000 shares having an aggregate liquidation preference of $100 million of Non-Cumulative Perpetual Preferred Stock, Series A for net proceeds of approximately $96 million. Dividends on the Series A Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.20 percent per annum. For the issuance, FHN issued depositary shares, each of which represents a 1/4000th fractional ownership interest in a share of FHN’s preferred stock. These securities qualify as Tier 1 capital.
Subsidiary Preferred Stock
In 2000 FT Real Estate Securities Company, Inc. (“FTRESC”), an indirect subsidiary of FHN, issued 50 shares of 9.50 percent Cumulative Preferred Stock, Class B (“Class B Preferred Shares”), with a liquidation preference of $1.0 million per share; of those, 47 shares were issued to nonaffiliates. For all periods presented, these securities are presented in the Consolidated Statements of Condition as Term borrowings. FTRESC is a real estate investment trust (“REIT”) established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes. At December 31, 2019 the Class B Preferred Shares partially qualified as Tier 2 regulatory capital. They are not subject to any sinking fund and are not convertible into any other securities of FTRESC, FHN, or any of its subsidiaries. In the event First Horizon Bank becomes undercapitalized, insolvent, or in danger of becoming undercapitalized, the shares are, however, automatically exchanged at the direction of the Federal banking regulators for preferred stock of First Horizon Bank, having substantially the same terms as the Class B Preferred Shares.
Additionally for all periods presented, subsidiaries have also issued $.6 million in aggregate of Cumulative Perpetual Preferred Stock, which has been recognized as Noncontrolling interest on the Consolidated Statements of Condition and which partially qualifies as Tier 2 capital. Other preferred shares are outstanding but are owned by FHN subsidiaries and are eliminated in consolidation.
In 2005 First Horizon Bank issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (“Class A Preferred Stock”) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus .85 percent or 3.75 percent per annum. These securities qualify fully as Tier 1 capital for First Horizon Bank while for FHN consolidated they qualify partially as Tier 1 capital and partially as Tier 2 capital. On December 31, 2019 and 2018, $294.8 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Statements of Condition.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 165

Note 12 – Regulatory Capital and Restrictions
Regulatory Capital. FHN and First Horizon Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of assets, liabilities, and certain derivatives as calculated under regulatory accounting practices must be met. Capital amounts and classification are also subject to qualitative judgment by the regulators such as capital components, asset risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require FHN and First Horizon Bank to maintain minimum amounts and ratios of Total, Tier 1, and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (“Leverage”). Management believes that, as of December 31, 2019, FHN and First Horizon Bank met all capital adequacy requirements to which they were subject.
The actual capital amounts and ratios of FHN and First Horizon Bank are presented in the table below.

(Dollars in thousands)	First Horizon National Corporation		First Horizon Bank
	Amount	Ratio	Amount	Ratio
On December 31, 2019
Actual:
Total Capital	$4,154,885	11.22%	$3,944,613	10.77%
Tier 1 Capital	3,760,450	10.15	3,728,683	10.18
Common Equity Tier 1	3,408,936	9.20	3,433,867	9.38
Leverage	3,760,450	9.04	3,728,683	9.12

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	2,963,663	8.00	2,930,159	8.00
Tier 1 Capital	2,222,747	6.00	2,197,620	6.00
Common Equity Tier 1	1,667,060	4.50	1,648,215	4.50
Leverage	1,663,338	4.00	1,634,695	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			3,662,699	10.00
Tier 1 Capital			2,930,159	8.00
Common Equity Tier 1			2,380,755	6.50
Leverage			2,043,368	5.00
On December 31, 2018
Actual:
Total Capital	$3,940,117	11.94%	$3,689,180	11.32%
Tier 1 Capital	3,565,373	10.80	3,492,541	10.72
Common Equity Tier 1	3,223,702	9.77	3,197,725	9.81
Leverage	3,565,373	9.09	3,492,541	9.10

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	2,640,208	8.00	2,607,406	8.00
Tier 1 Capital	1,980,156	6.00	1,955,555	6.00
Common Equity Tier 1	1,485,117	4.50	1,466,666	4.50
Leverage	1,568,870	4.00	1,535,279	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			3,259,258	10.00
Tier 1 Capital			2,607,406	8.00
Common Equity Tier 1			2,118,518	6.50
Leverage			1,919,099	5.00

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 166

Note 12 – Regulatory Capital and Restrictions (Continued)

Restrictions on cash and due from banks. Under the Federal Reserve Act and Regulation D, First Horizon Bank is required to maintain a certain amount of cash reserves. On December 31, 2019 and 2018, First Horizon Bank's net required reserves were $396.1 million and $371.7 million, respectively, after the consideration of $273.7 million in average vault cash. The remaining net reserve requirement for each year was met with Federal Reserve Bank deposits. Vault cash is reflected in Cash and due from banks on the Consolidated Statements of Condition and Federal Reserve Bank deposits are reflected as Interest-bearing cash.
Restrictions on dividends. Cash dividends are paid by FHN from its assets, which are mainly provided by dividends from its subsidiaries. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, or advances. As of December 31, 2019, First Horizon Bank had undivided profits of $1.2 billion, of which a limited amount was available for distribution to FHN as dividends without prior regulatory approval. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, and advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an amount equal to First Horizon Bank's retained net income for the two most recent completed years plus the current year to date. For any period, First Horizon Bank’s ‘retained net income’ generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules, First Horizon Bank’s total amount available for dividends was $331.2 million at January 1, 2020. First Horizon Bank declared and paid common dividends to the parent company in the amount of $345.0 million in 2019 and $420.0 million in 2018. In January 2020, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $65.0 million. During 2019 and 2018, First Horizon Bank declared and paid dividends on its preferred stock quarterly. Additionally, First Horizon Bank declared preferred dividends in first quarter 2020 payable in April 2020.
The payment of cash dividends by FHN and First Horizon Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Beginning January 1, 2019, the ability to pay dividends for both FHN and First Horizon Bank is restricted if capital ratios fall below regulatory minimums for Common Equity Tier 1, Tier 1, Total Capital ratios plus a 2.5 percent capital conservation buffer or 50 basis points above the capital ratios required to be considered well-capitalized. Furthermore, the Federal Reserve generally requires insured banks and bank holding companies only to pay dividends out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results.
Restrictions on intercompany transactions. Under current Federal banking laws, First Horizon Bank may not enter into covered transactions with any affiliate including the parent company and certain financial subsidiaries in excess of 10 percent of the bank’s capital stock and surplus, as defined, or $426.0 million, on December 31, 2019. Covered transactions include a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate and the acceptance of securities issued by the affiliate as collateral for any loan or extension of credit. The equity investment, including retained earnings, in certain of a bank’s financial subsidiaries is also treated as a covered transaction. On December 31, 2019, the parent company had covered transactions of $.8 million from First Horizon Bank and two of the bank’s financial subsidiaries, FHN Financial Securities Corp. and First Horizon Advisors, Inc., had covered transactions from First Horizon Bank totaling $390.4 million and $34.7 million, respectively. In addition, the aggregate amount of covered transactions with all affiliates, as defined, is limited to 20 percent of the bank’s capital stock and surplus, as defined, or $851.9 million, on December 31, 2019. First Horizon Bank’s total covered transactions with all affiliates including the parent company on December 31, 2019 were $425.9 million.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 167

Note 13 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Statements of Income:

(Dollars in thousands)	2019	2018	2017
All other income and commissions:
Other service charges	$20,986	$15,122	$12,532
ATM and interchange fees	16,539	13,354	12,425
Deferred compensation (a)	11,223	(3,224)	6,322
Mortgage banking	10,055	10,587	4,649
Dividend income (b)	7,186	10,555	—
Letter of credit fees	5,582	5,298	4,661
Electronic banking fees	4,927	5,134	5,082
Insurance commissions	2,125	2,096	2,514
Gain/(loss) on extinguishment of debt (c)	58	(15)	(14,329)
Other	32,277	16,902	10,061
Total	$110,958	$75,809	$43,917
All other expense:
Travel and entertainment	$12,119	$16,442	$11,462
Other insurance and taxes	10,179	9,684	9,686
Customer relations	9,098	5,583	5,750
Supplies	6,918	6,917	4,106
Employee training and dues	5,141	7,218	5,551
Miscellaneous loan costs	4,128	3,732	2,751
Litigation and regulatory matters	2,923	644	40,517
Non-service components of net periodic pension and post-retirement cost	2,304	5,251	2,144
Tax credit investments	1,809	4,712	3,468
OREO	1,479	2,630	1,006
Repurchase and foreclosure provision/(provision credit)	(1,007)	(1,039)	(22,527)
Other	71,039	73,223	48,693
Total	$126,130	$134,997	$112,607
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense.

(b)
Effective January 1, 2018, FHN adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and began recording dividend income from FRB and FHLB holdings in Other income. Prior to 2018, these amounts were included in Interest income on the Consolidated Statements of Income.

(c)	Loss on extinguishment of debt for 2017 relates to the repurchase of equity securities previously included in a financing transaction.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 168

Note 14 – Components of Other Comprehensive Income/(Loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the years ended December 31, 2019, 2018, and 2017:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2016	$(17,232)	$(1,265)	$(229,157)	$(247,654)
Net unrealized gains/(losses)	(4,467)	(2,156)	(13,377)	(20,000)
Amounts reclassified from AOCI	(298)	(2,945)	5,618	2,375
Other comprehensive income/(loss)	(4,765)	(5,101)	(7,759)	(17,625)
Balance as of December 31, 2017	(21,997)	(6,366)	(236,916)	(265,279)
Adjustment to reflect adoption of ASU 2018-02	(4,837)	(1,398)	(51,311)	(57,546)
Balance as of December 31, 2017, as adjusted	(26,834)	(7,764)	(288,227)	(322,825)
Adjustment to reflect adoption of ASU 2016-01 and ASU 2017-12	(5)	(206)	—	(211)
Beginning balance, as adjusted	(26,839)	(7,970)	(288,227)	(323,036)
Net unrealized gains/(losses)	(48,858)	(6,284)	(9,435)	(64,577)
Amounts reclassified from AOCI	(39)	2,142	8,894	10,997
Other comprehensive income/(loss)	(48,897)	(4,142)	(541)	(53,580)
Balance as of December 31, 2018	(75,736)	(12,112)	(288,768)	(376,616)
Net unrealized gains/(losses)	106,614	11,234	7,208	125,056
Amounts reclassified from AOCI	201	4,105	7,646	11,952
Other comprehensive income/(loss)	106,815	15,339	14,854	137,008
Balance as of December 31, 2019	$31,079	$3,227	$(273,914)	$(239,608)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)
Details about AOCI	2019	2018	2017	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$267	$(52)	$(483)	Debt securities gains/(losses), net
Tax expense/(benefit)	(66)	13	185	Provision/(benefit) for income taxes
	201	(39)	(298)
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	5,452	2,845	(4,771)	Interest and fees on loans
Tax expense/(benefit)	(1,347)	(703)	1,826	Provision/(benefit) for income taxes
	4,105	2,142	(2,945)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	10,156	11,814	9,101	All other expense
Tax expense/(benefit)	(2,510)	(2,920)	(3,483)	Provision/(benefit) for income taxes
	7,646	8,894	5,618
Total reclassification from AOCI	$11,952	$10,997	$2,375

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 169

Note 15 – Income Taxes
The aggregate amount of income taxes included in the Consolidated Statements of Income and the Consolidated Statements of Equity for the years ended December 31, were as follows:

(Dollars in thousands)	2019	2018	2017
Consolidated Statements of Income:
Income tax expense/(benefit)	$133,291	$157,602	$131,892
Consolidated Statements of Equity:
Income tax expense/(benefit) related to:
Net unrealized gains/(losses) on pension and other postretirement plans	4,876	(177)	(832)
Net unrealized gains/(losses) on securities available-for-sale	35,062	(16,054)	(2,955)
Net unrealized gains/(losses) on cash flow hedges	5,035	(1,360)	(3,163)
Total	$178,264	$140,011	$124,942

The components of income tax expense/(benefit) for the years ended December 31, were as follows:

(Dollars in thousands)	2019	2018	2017
Current:
Federal	$105,294	$44,088	$10,012
State	13,640	9,957	879
Deferred:
Federal	5,091	81,852	114,059
State	9,266	21,705	6,942
Total	$133,291	$157,602	$131,892

The Tax Cuts and Jobs Act “Tax Act” was signed into law at the end of 2017. The Tax Act reduced the federal statutory tax rate from 35 percent to 21 percent effective January 1, 2018. FHN recorded approximately $82 million of increase in tax expense related to the effects of the Tax Act during 2017 which was primarily related to an adjustment of DTA balances to the lower federal tax rate. In 2018, FHN recorded a tax benefit of $6.7 million related to the finalization of tax items for the 2017 tax return.
A reconciliation of expected income tax expense/(benefit) at the federal statutory rate of 21 percent for 2019 and 2018, respectively, and 35 percent for 2017 to the total income tax expense follows:

(Dollars in thousands)	2019	2018	2017
Federal income tax rate	21%	21%	35%
Tax computed at statutory rate	$122,989	$149,963	$108,105
Increase/(decrease) resulting from:
State income taxes, net of federal income tax benefit	15,319	24,553	4,753
Bank-owned life insurance (“BOLI”)	(4,915)	(3,626)	(8,401)
401(k) – employee stock ownership plan (“ESOP”)	(764)	(653)	(904)
Tax-exempt interest	(6,480)	(6,538)	(7,890)
Non-deductible expenses	10,609	8,301	7,558
LIHTC credits and benefits, net of amortization	(4,419)	(7,178)	(5,327)
Other tax credits	—	(2,825)	(2,480)
Change in valuation allowance – DTA	(74)	(73)	(40,473)
Other changes in unrecognized tax benefits	4,044	6,143	46
Effect of Tax Act	—	(6,746)	82,027
Other	(3,018)	(3,719)	(5,122)
Total	$133,291	$157,602	$131,892

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 170

Note 15 – Income Taxes (Continued)

As of December 31, 2019, FHN had net deferred tax asset balances related to federal and state income tax carryforwards of $43.8 million and $1.2 million, respectively, which will expire at various dates as follows:

(Dollars in thousands)	Expiration Dates	Net Deferred Tax Asset Balance
Losses-federal	2028-2033	$43,774
Net operating losses-states	2020-2022	62
Net operating losses-states	2025-2035	1,124

A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. In order to support the recognition of the DTA, FHN’s management must believe that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the estimated amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.
As of December 31, 2019, FHN's net DTA was $69.0 million compared to the $127.9 million at December 31, 2018. At December 31, 2019, FHN's gross DTA (net of a valuation allowance) and gross DTL were $250.6 million and $181.6 million, respectively. Although realization is not assured, FHN believes that it meets the more-likely-than-not requirement with respect to the net DTA after valuation allowance.
Temporary differences which gave rise to deferred tax assets and deferred tax liabilities on December 31, 2019 and 2018 were as follows:

(Dollars in thousands)	2019	2018
Deferred tax assets:
Loss reserves	$58,251	$65,015
Employee benefits	68,254	64,843
Accrued expenses	4,340	15,763
Lease liability	55,543	—
Federal loss carryforwards	43,774	49,821
State loss carryforwards	1,186	7,225
Investment in debt securities (ASC 320) (a)	—	24,863
Other	19,255	27,168
Gross deferred tax assets	250,603	254,698
Valuation allowance	—	(74)
Deferred tax assets after valuation allowance	$250,603	$254,624
Deferred tax liabilities:
Depreciation and amortization	$50,725	$51,519
Investment in debt securities (ASC 320) (a)	10,154	—
Equity investments	3,656	7,705
Other intangible assets	56,352	57,632
Prepaid expenses	10,024	9,218
ROU lease asset	50,151	—
Other	540	683
Gross deferred tax liabilities	181,602	126,757
Net deferred tax assets	$69,001	$127,867
(a) Tax effects of unrealized gains and losses are tracked on a security-by-security basis.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 171

Note 15 – Income Taxes (Continued)

The total unrecognized tax benefits (“UTB”) at December 31, 2019 and 2018, was $24.4 million and $20.2 million, respectively. To the extent such unrecognized tax benefits as of December 31, 2019 are subsequently recognized, $18.4 million of tax benefits would impact tax expense and FHN’s effective tax rate in future periods.
FHN is currently in audit in several jurisdictions. It is reasonably possible that the UTB related to federal and state exposures could decrease by $6.7 million and $.5 million, respectively during 2020 if audits are completed and settled and if the applicable statutes of limitations expire as scheduled.
FHN recognizes interest accrued and penalties related to UTB within income tax expense. FHN had approximately $2.9 million and $1.6 million accrued for the payment of interest as of December 31, 2019 and 2018, respectively. The total amount of interest and penalties recognized in the Consolidated Statements of Income during both 2019 and 2018 was an expense of $1.3 million.
The rollforward of unrecognized tax benefits is shown below:

(Dollars in thousands)
Balance at December 31, 2017	$4,271
Increases related to prior year tax positions	16,695
Increases related to current year tax positions	1,576
Settlements	(2,080)
Lapse of statutes	(278)
Balance at December 31, 2018	$20,184
Increases related to prior year tax positions	2,522
Increases related to current year tax positions	2,170
Lapse of statutes	(460)
Balance at December 31, 2019	$24,416

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 172

Note 16 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

(Dollars and shares in thousands, except per share data)	2019	2018	2017
Net income/(loss)	$452,373	$556,507	$176,980
Net income attributable to noncontrolling interest	11,465	11,465	11,465
Net income/(loss) attributable to controlling interest	440,908	545,042	165,515
Preferred stock dividends	6,200	6,200	6,200
Net income/(loss) available to common shareholders	$434,708	$538,842	$159,315

Weighted average common shares outstanding—basic	313,637	324,375	241,436
Effect of dilutive securities	2,020	3,070	3,017
Weighted average common shares outstanding—diluted	315,657	327,445	244,453

Net income/(loss) per share available to common shareholders	$1.39	$1.66	$0.66
Diluted income/(loss) per share available to common shareholders	$1.38	$1.65	$0.65

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

(Shares in thousands)	2019	2018	2017
Stock options excluded from the calculation of diluted EPS	2,359	2,256	2,468
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$21.12	$24.33	$25.62
Other equity awards excluded from the calculation of diluted EPS	2,224	608	176

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 173

Note 17 – Contingencies and Other Disclosures
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
Material Loss Contingency Matters
Summary
As used in this Note, except for matters that are reported as having been substantially settled or otherwise substantially resolved, FHN's “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other matters, or groups of matters, are discussed relating to FHN’s pre-2009 mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.
FHN reassesses the liability for litigation matters each quarter as the matters progress. At December 31, 2019, the aggregate amount of liabilities established for all such loss contingency matters was $.7 million. These liabilities are separate from those discussed under the heading “Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At December 31, 2019, FHN is unable to estimate any material reasonably possible losses ("RPLs") for contingency matters in future periods in excess of currently established liabilities.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 174

Note 17 - Contingencies and Other Disclosures (Continued)

Material Matters
FHN was one of multiple defendants in a consolidated putative class action suit: In re GSE Bonds Antitrust Litigation, No. 1:19-cv-01704-JSR (U.S. District Court S.D.N.Y.). The plaintiffs claim that defendants conspired to fix secondary market prices of government-sponsored enterprise (“GSE”) bonds from 2009 through 2015. During the third quarter, FHN reached a class settlement with the plaintiffs, subject to court approval, without admitting liability. Though still subject to court approval, the settlement was paid before year-end and therefore is no longer reflected in established liabilities.
On February 26, 2020, a former shareholder of Capital Bank Financial Corp. ("CBF") filed a putative class action suit, Searles v. DeMartini et al, No. 2020-0136 (Del. Chancery), against certain former directors, officers, and shareholders of CBF, alleging, among other things, that defendants breached certain fiduciary duties in connection with CBF's merger with FHN in 2017. Plaintiff claims unspecified damages related to the merger consideration and opportunity loss. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: whether a class will be certified and, if so, the composition of the class; the amount of potential damages that might be awarded, if any; of any such damages amount, the amount that FHN would be obliged to indemnify; the availability of applicable insurance; and the outcome of discovery, which has not yet begun.
Exposures from pre-2009 Mortgage Business
FHN is contending with indemnification claims related to "other whole loans sold," which were mortgage loans originated by FHN before 2009 and sold outside of an FHN securitization. These claims generally assert that FHN-originated loans contributed to losses in connection with mortgage loans securitized by the buyer of the loans. The claims generally do not include specific deficiencies for specific loans sold by FHN. Instead, the claims generally assert that FHN is liable for a share of the claimant's loss estimated by assessing the totality of the other whole loans sold by FHN to claimant in relation to the totality of the larger number of loans securitized by claimant. FHN is unable to estimate an RPL range for these matters due to significant uncertainties regarding: the number of, and the facts underlying, the loan originations which claimants assert are indemnifiable; the applicability of FHN’s contractual indemnity covenants to those facts and originations; and, in those cases where an indemnity claim may be supported, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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
FHN has additional potential exposures related to its pre-2009 mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere subpoenas or other requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in settlements, and some might eventually result in adverse litigation outcomes, but none are included in the material loss contingency liabilities mentioned above or in the RPL range mentioned above.
Mortgage Loan Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage businesses, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $14.5 million and $32.3 million as of December 31,

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 175

Note 17 - Contingencies and Other Disclosures (Continued)

2019 and December 31, 2018, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 176

Note 18 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2019 and 2017, and made an insignificant contribution to the qualified pension plan in 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2020.
FHN assumed two additional qualified pension plans in conjunction with the CBF acquisition. Both legacy CBF plans were frozen at the time of acquisition. As of December 31, 2018, the aggregate benefit obligation for the plans was $17.1 million and aggregate plan assets were $16.5 million. Benefit payments, expense and actuarial gains/losses related to these plans were insignificant for the first half of 2019 and 2018. In third quarter 2019, FHN settled these plans through the purchase of annuity contracts, making related contributions of $.5 million. Due to the insignificant financial statement impact, these two plans are not included in the disclosures that follow.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5.2 million for 2019. FHN anticipates making benefit payments under the non-qualified plans of $5.2 million in 2020.
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

FHN also provides “flexible dollars” to assist employees with the cost of annual benefits and/or allow the employee to contribute to his or her qualified savings plan account. These “flexible dollars” are pre-tax contributions and are based upon the employees’ years of service and qualified compensation. Contributions made by FHN through the flexible benefits plan and the company matches were $27.7 million for 2019, $29.3 million for 2018, and $23.0 million for 2017.
Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits.
Actuarial assumptions. FHN’s process for developing the long-term expected rate of return of pension plan assets is based on capital market exposure as the source of investment portfolio returns. Capital market exposure refers to the plan’s allocation of its assets to asset classes, which primarily represent fixed income investments. FHN also considers expectations for inflation, real interest rates, and various risk premiums based primarily on the historical risk premium for each asset class. The expected return is based upon a time horizon of thirty years. Given its funded status, the asset allocation strategy for the qualified pension plan utilizes fixed income instruments that closely match the estimated duration of payment obligations. Consequently, FHN selected a 4.80 percent assumption for 2019 for the qualified defined benefit pension plan and a .05 percent assumption for postretirement medical plan assets dedicated to employees who retired prior to January 1, 1993. FHN selected a 6.85 percent assumption for 2019 for postretirement medical plan assets dedicated to employees who retired after January 1, 1993.
The discount rates for the three years ended 2019 for pension and other benefits were determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to thirty years. The discount rates are selected based upon data specific to FHN’s plans and employee population. The bonds used to create the hypothetical yield curve were subjected to several requirements to ensure that the resulting rates were representative of the bonds that would be selected by management to fulfill the company’s funding obligations. In addition to the AA rating, only non-callable bonds were included. Each bond issue was required to have at least $300 million par outstanding so that each issue was sufficiently

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 177

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

marketable. Finally, bonds more than two standard deviations from the average yield were removed. When selecting the discount rate, FHN matches the duration of high quality bonds with the duration of the obligations of the plan as of the measurement date. For all years presented, the measurement date of the benefit obligations and net periodic benefit costs was December 31.
The actuarial assumptions used in the defined benefit pension plans and other employee benefit plans were as follows:

	Benefit Obligations			Net Periodic Benefit Cost
	2019	2018	2017	2019	2018	2017
Discount rate
Qualified pension	3.31%	4.43%	3.76%	4.43%	3.75%	4.37%
Nonqualified pension	3.08%	4.26%	3.59%	4.26%	3.59%	4.07%
Other nonqualified pension	2.57%	3.83%	3.19%	3.83%	3.19%	3.39%
Postretirement benefits	2.85% - 3.44%	4.03% - 4.56%	3.37% - 3.87%	4.04% - 4.56%	3.35% - 3.87%	3.68% - 4.57%
Expected long-term rate of return
Qualified pension/ postretirement benefits	N/A	N/A	N/A	4.80%	4.20%	4.50%
Postretirement benefit (retirees post January 1, 1993)	N/A	N/A	N/A	6.85%	5.95%	6.00%
Postretirement benefit (retirees prior to January 1, 1993)	N/A	N/A	N/A	0.05%	2.15%	2.15%

The rate of compensation increase previously had a significant effect on the actuarial assumptions used for the defined benefit pension plan. However, since the benefits in the pension plan are frozen, the rate of compensation increase has no effect upon qualified pension benefits.
FHN has one pension plan where participants' benefits are affected by interest crediting rates. The plan's projected benefit obligation as of December 31, 2019, 2018 and 2017 and interest crediting rates for the respective years are:

(Dollars in thousands)	2019	2018	2017
Projected benefit obligation	$16,213	$16,947	$19,115
Interest crediting rate	9.66%	10.12%	9.28%

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 178

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the plan years 2019, 2018 and 2017 are as follows:

(Dollars in thousands)	Total Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost
Service cost	$30	$41	$37	$94	$133	$107
Interest cost	30,207	27,877	29,380	1,413	1,309	1,305
Expected return on plan assets	(36,908)	(32,897)	(36,015)	(1,136)	(1,074)	(947)
Amortization of unrecognized:
Prior service cost/(credit)	—	—	52	32	—	95
Actuarial (gain)/loss	9,888	12,102	9,521	(493)	(387)	(567)
Net periodic benefit cost	3,217	7,123	2,975	(90)	(19)	(7)
ASC 715 settlement expense	—	—	43	194	99	—
Total periodic benefit costs	$3,217	$7,123	$3,018	$104	$80	$(7)

The long-term expected rate of return is applied to the market-related value of plan assets in determining the expected return on plan assets. FHN determines the market-related value of plan assets using a calculated value that recognizes changes in the fair value of plan assets over five years, as permitted by GAAP.
FHN utilizes a spot rate approach which applies duration-specific rates from the full yield curve to estimated future benefit payments for the determination of interest cost.
The following tables set forth the plans’ benefit obligations and plan assets for 2019 and 2018:

(Dollars in thousands)	Total Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation, beginning of year	$765,309	$840,884	$35,174	$39,562
Service cost	30	41	94	133
Interest cost	30,207	27,877	1,413	1,309
Plan Amendments	—	—	408	—
Actuarial (gain)/loss (a)	102,775	(68,724)	6,848	(3,648)
Actual benefits paid	(38,450)	(34,769)	(1,641)	(2,182)
Premium paid for annuity purchase (b)	(23,997)	—	—	—
Benefit obligation, end of year	$835,874	$765,309	$42,296	$35,174
Change in plan assets
Fair value of plan assets, beginning of year	$730,953	$811,244	$17,432	$18,753
Actual return on plan assets	154,054	(49,470)	3,355	(928)
Employer contributions	3,510	3,948	1,259	1,789
Actual benefits paid – settlement payments	—	—	(1,641)	(2,182)
Actual benefits paid – other payments	(38,450)	(34,769)	—	—
Premium paid for annuity purchase (b)	(23,997)	—	—	—
Fair value of plan assets, end of year	$826,070	$730,953	$20,405	$17,432
Funded (unfunded) status of the plans	$(9,804)	$(34,356)	$(21,891)	$(17,742)
Amounts recognized in the Statements of Condition
Other assets	$27,433	$1,911	$17,240	$14,356
Other liabilities	(37,237)	(36,267)	(39,131)	(32,098)
Net asset/(liability) at end of year	$(9,804)	$(34,356)	$(21,891)	$(17,742)

(a)	Variances in the actuarial (gain)/loss are due to normal activity such as changes in discount rates, updates to participant demographic information and revisions to life expectancy assumptions.

(b)	2019 amounts represent settlements of certain retired participants in the qualified pension plan that occurred during the year.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 179

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

The projected benefit obligation for unfunded plans are as follows:

	Total Pension Benefits		Other Benefits
(Dollars in thousands	2019	2018	2019	2018
Projected benefit obligation	$37,237	$36,267	$39,131	$32,098

The qualified pension plan was overfunded as of December 31, 2019 by $27.4 million. Because of the pension freeze as of the end of 2012, the pension benefit obligation and the accumulated benefit obligation are the same as of December 31, 2019 and 2018. The qualified pension plan was overfunded as of December 31, 2018 by $1.9 million. FHN's funded post retirement plan was also in an overfunded status as of December 31, 2019 and 2018.
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are recognized as a component of accumulated other comprehensive income. Balances reflected in accumulated other comprehensive income on a pre-tax basis for the years ended December 31, 2019 and 2018 consist of:

(Dollars in thousands)	Total Pension Benefits		Other Benefits
	2019	2018	2019	2018
Amounts recognized in accumulated other comprehensive income
Prior service cost/(credit)	$—	$—	$408	$—
Net actuarial (gain)/loss	362,799	387,058	(1,555)	(6,451)
Total	$362,799	$387,058	$(1,147)	$(6,451)

The pre-tax amounts recognized in other comprehensive income during 2019 and 2018 were as follows:

(Dollars in thousands)	Total Pension Benefits		Other Benefits
	2019	2018	2019	2018
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain)/loss arising during measurement period	$(14,371)	$13,643	$4,629	$(1,646)
Prior service cost/(credit) arising during measurement period	—	—	408	—
Items amortized during the measurement period:
Prior service credit/(cost)	—	—	(32)	—
Net actuarial gain/(loss)	(9,888)	(12,102)	299	288
Total recognized in other comprehensive income	$(24,259)	$1,541	$5,304	$(1,358)

FHN utilizes the minimum amortization method in determining the amount of actuarial gains or losses to include in plan expense. Under this approach, the net deferred actuarial gain or loss that exceeds a threshold is amortized over the average remaining service period of active plan participants. The threshold is measured as the greater of: 10 percent of a plan’s projected benefit obligation as of the beginning of the year or 10 percent of the market related value of plan assets as of the beginning of the year. FHN amortizes actuarial gains and losses using the estimated average remaining life expectancy of the remaining participants since all participants are considered inactive due to the freeze.
FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 180

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

The following table provides detail on expected benefit payments, which reflect expected future service, as appropriate:

(Dollars in thousands)	Pension Benefits	Other Benefits
2020	$38,304	$1,675
2021	40,215	1,744
2022	41,152	1,818
2023	42,631	1,897
2024	43,752	1,977
2025-2029	231,267	11,127

Plan assets. FHN’s overall investment goal is to create, over the life of the pension plan and retiree medical plan, an adequate pool of sufficiently liquid assets to support the qualified pension benefit obligations to participants, retirees, and beneficiaries, as well as to partially support the medical obligations to retirees and beneficiaries. Thus, the qualified pension plan and retiree medical plan seek to achieve a level of investment return consistent with changes in projected benefit obligations.
Qualified pension plan assets primarily consist of fixed income securities which include U.S. treasuries, corporate bonds of companies from diversified industries, municipal bonds, and foreign bonds. Fixed income investments generally have long durations consistent with the estimated pension liabilities of FHN. This duration-matching strategy is intended to hedge substantially all of the plan’s risk associated with future benefit payments. Retiree medical funds are kept in short-term investments, primarily money market funds and mutual funds. On December 31, 2019 and 2018, FHN did not have any significant concentrations of risk within the plan assets related to the pension plan or the retiree medical plan.
The fair value of FHN’s pension plan assets at December 31, 2019 and 2018, by asset category classified using the Fair Value measurement hierarchy is shown in the table below. See Note 24 – Fair Value of Assets and Liabilities for more details about Fair Value measurements.

(Dollars in thousands)	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$9,300	$—	$—	$9,300
Fixed income securities:
U.S. treasuries	—	5,377	—	5,377
Corporate, municipal and foreign bonds	—	514,965	—	514,965
Common and collective funds:
Fixed income	—	296,428	—	296,428
Total	$9,300	$816,770	$—	$826,070

(Dollars in thousands)	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$13,855	$—	$—	$13,855
Fixed income securities:
U.S. treasuries	—	28,626	—	28,626
Corporate, municipal and foreign bonds	—	688,472	—	688,472
Total	$13,855	$717,098	$—	$730,953

The Pension and Savings Investment Committees, comprised of senior managers within the organization, meet regularly to review asset performance and potential portfolio revisions. Adjustments to the qualified pension plan asset allocation primarily reflect changes in anticipated liquidity needs for plan benefits.
The fair value of FHN’s retiree medical plan assets at December 31, 2019 and 2018 by asset category are as follows:

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 181

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

(Dollars in thousands)	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$130	$—	$—	$130
Mutual funds:
Equity mutual funds	13,163	—	—	13,163
Fixed income mutual funds	7,112	—	—	7,112
Total	$20,405	$—	$—	$20,405

(Dollars in thousands)	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$207	$—	$—	$207
Mutual funds:
Equity mutual funds	10,387	—	—	10,387
Fixed income mutual funds	6,838	—	—	6,838
Total	$17,432	$—	$—	$17,432

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 182

Note 19 - Stock Options, Restricted Stock, and Dividend Reinvestment Plans

Equity compensation plans
FHN currently has one plan, its shareholder-approved Equity Compensation Plan (“ECP”), which authorizes the grant of new stock-based awards to employees and directors. Most awards outstanding at year end were granted under the ECP, though older stock options and certain deferred stock units remain outstanding under several plans which no longer are active. The ECP authorizes a broad range of award types, including restricted shares, stock units, and stock options. Stock units may be paid in shares or cash, depending upon the terms of the award. The ECP also authorizes the grant of stock appreciation rights, though no such grants have been made. Unvested awards have service and/or performance conditions which must be met in order for the shares to vest. Awards generally have service-vesting conditions, meaning that the employee must remain employed by FHN for certain periods in order for the award to vest. Some outstanding awards also have performance conditions, and one outstanding award has performance conditions associated with FHN’s stock price. FHN operates the ECP by establishing award programs, each of which is intended to cover a specific need. Programs are created, changed, or terminated as needs change. On December 31, 2019, there were 6,350,062 shares available for new awards under the ECP. The ECP imposes a separate limit on full-value (non-option) awards which is included within the overall limit; at December 31, 2019 there were 4,961,854 shares available to be granted as full-value awards.
Service condition full-value awards. Awards may be granted with service conditions only. In recent years, programs using these awards have included annual programs for executives and selected management employees, a mandatory deferral program for executives tied to annual bonuses earned, other mandatory or elective deferral programs, various retention programs, and special hiring-incentive situations. Details of the awards vary by program, but most are settled in shares at vesting rather than cash, and vesting rarely begins earlier than the first anniversary of grant and rarely extends beyond the fifth anniversary of grant. Annual programs tend to use multiple annual vesting dates while retention programs tend to use a single vesting date, but there are exceptions.
Performance condition awards. Under FHN’s long-term incentive and corporate performance programs, performance stock units (“PSUs”) (executives) and cash units (selected management employees) are granted annually and vest only if predetermined performance measures are met. The measures are changed each year based on goals and circumstances prevailing at the time of grant. In recent years the performance periods have been three years, with service-vesting near the third anniversary of the grant. PSUs granted after 2014 also have a post-vest holding period of two years. Recent annual performance awards require pro-rated forfeiture for performance falling between a threshold level and a maximum. Performance awards sometimes are used to provide a narrow, targeted incentive to a single person or small group; one such award which includes a market performance condition to FHN’s Chief Executive Officer (“CEO”) is discussed in the next paragraph. Of the annual program awards paid during 2019 or outstanding on December 31, 2019: the 2015 units vested in 2018 and remain in a two year post-vesting holding period; performance conditions related to the 2016 units were met at the 104.2 percent payout level and vested in 2019; the three years performance period of the 2017 units has ended but performance is measured relative to peers and has not yet been determined; and, the three years performance periods for the 2018 and 2019 units have not ended.
Market condition award. In 2016, FHN made a special grant of performance stock units to FHN’s CEO which will vest at the end of a performance period of seven years. The award has no provision for pro-rated payment based on partial performance. The award’s performance goal is based on achievement of a specific level of total shareholder return during the performance period.
Director awards. Non-employee directors receive cash and annual grants of service-conditioned stock units under a program approved by the board of directors. Director stock units vest in the year following the year of grant, require a payment deferral of two years, and settle in shares after the deferral period. In 2019 and 2018 each director received $65,000 or prorated equivalent of stock units, representing a portion of their annual retainer. Prior to 2005 directors could elect to defer cash compensation in the form of discount-priced stock options, some of which remain outstanding.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 183

Note 19 - Stock Options, Restricted Stock, and Dividend Reinvestment Plans (Continued)

Stock and stock unit awards. A summary of restricted and performance stock and unit activity during the year ended December 31, 2019, is presented below:

	Shares/ Units (a)	Weighted average grant date fair value (per share) (b)
January 1, 2019	4,089,824	$16.27
Shares/units granted	1,761,343	14.93
Shares/units vested/distributed	(1,042,270)	13.99
Shares/units cancelled	(120,649)	17.43
December 31, 2019	4,688,248	$16.25

(a)	Includes only units that settle in shares and nonvested performance units are included at 100% payout level.

(b)	The weighted average grant date fair value for shares/units granted in 2018 and 2017 was $18.70 and $18.83, respectively.
On December 31, 2019, there was $29.5 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total grant date fair value of shares vested during 2019, 2018 and 2017, was $14.6 million, $12.6 million, and $9.9 million, respectively.
Stock option awards. Currently FHN operates only a single option program, calling for annual grants of service-vested options to executives. In the past, however, option programs varied widely in their uses and terms, and many old-program options, granted under the ECP or its predecessor plans, remain outstanding today. Except for substitute options (discussed below), all options granted since 2005 provide for the issuance of FHN common stock at a price fixed at its fair market value on the grant date. Except for substitute options, converted options and a special retention stock option award to the CEO in 2016, all options granted since 2008 vest fully no later than the fourth anniversary of grant, and all such options expire 7 years from the grant date. Substitute options can be issued under the ECP in exchange for options of an acquired company that are canceled in a merger. The price, vesting, expiration, and other terms of the substitute options economically mirror those of the canceled options. Converted options from CBF are all fully vested and expire ten years from grant date. The 2016 retention award vests beginning on the fourth anniversary of grant and extends through the sixth anniversary of grant. A deferral program, which was discontinued in 2005, allowed for foregone compensation plus the exercise price to equal the fair market value of the stock on the date of grant if the grantee agreed to receive the options in lieu of compensation. Deferral options still outstanding expire 20 years from the grant date.
The summary of stock option activity for the year ended December 31, 2019, is shown below:

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
January 1, 2019	5,904,687	$16.16
Options granted	530,787	15.43
Options exercised	(895,695)	10.79
Options expired/cancelled	(607,998)	27.94
December 31, 2019	4,931,781	15.61	3.08	$13,385
Options exercisable	3,347,210	15.76	2.32	10,060
Options expected to vest	1,584,571	15.28	4.68	3,325

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $4.4 million, $3.0 million, and $2.5 million, respectively. On December 31, 2019, there was $1.4 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 184

Note 19 - Stock Options, Restricted Stock, and Dividend Reinvestment Plans (Continued)

FHN granted or converted 530,787, 394,296 and 1,483,323 stock options with a weighted average fair value of $2.69, $3.89, and $4.69 per option at grant date in 2019, 2018 and 2017, respectively.
FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted or converted in 2019, 2018, and 2017 with the following assumptions:

	2019	2018	2017
Expected dividend yield	3.63%	2.57%	1.82%
Expected weighted-average lives of options granted	6.24 years	6.21 years	6.09 years
Expected weighted-average volatility	24.76%	24.61%	26.90%
Expected volatility range	23.07 - 26.45%	23.95 - 25.26%	24.36 - 29.44%
Risk-free interest rate	2.53%	2.69%	2.07%

Expected lives of options granted are determined based on the vesting period, historical exercise patterns and contractual term of the options. FHN uses a blend of historical and implied volatility in determining expected volatility. A portion of the weighted average volatility rate is derived by compiling daily closing stock prices over a historical period approximating the expected lives of the options. Additionally, because of market volatility due to economic conditions and the impact on stock prices of financial institutions, FHN also incorporates a measure of implied volatility so as to incorporate more recent market conditions in the estimation of future volatility.
Compensation Cost. The compensation cost that has been included in the Consolidated Statements of Income pertaining to stock-based awards was $22.7 million, $23.2 million, and $20.6 million for 2019, 2018, and 2017, respectively. The corresponding total income tax benefits recognized were $5.6 million in 2019, $5.7 million in 2018, and $7.9 million in 2017.
Authorization. Consistent with Tennessee state law, only authorized, but unissued, stock may be utilized in connection with any issuance of FHN common stock which may be required as a result of stock based compensation awards. FHN has obtained authorization from the Board of Directors to repurchase up to certain numbers of shares related to issuance under the ECP and several older stock award plans. These authorizations are automatically adjusted for stock splits and stock dividends. Repurchases are authorized to be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, legal and regulatory restrictions, and prudent capital management. FHN does not currently expect to repurchase a material number of shares under the compensation plan-related repurchase program during 2020.
Dividend reinvestment plan. The Dividend Reinvestment and Stock Purchase Plan authorizes the sale of FHN’s common stock from stock acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends or make optional cash payments of $25 to $10,000 per quarter without paying commissions. The price of stock purchased on the open market is the average price paid.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 185

Note 20 - Business Segment Information
FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers primarily in the southeast and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain/(loss) on extinguishment of debt, acquisition- and integration-related costs, expenses associated with rebranding initiatives, and various charges related to restructuring, repositioning, and efficiency efforts. The non-strategic segment consists of run-off consumer lending activities, pre-2009 mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.
Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented. The following table reflects the amounts of consolidated revenue, expense, tax, and average assets, as well as, depreciation and amortization expense and expenditures for long lived assets for each segment for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Consolidated
Net interest income	$1,210,187	$1,220,317	$842,314
Provision/(provision credit) for loan losses	47,000	7,000	—
Noninterest income	654,080	722,788	490,219
Noninterest expense	1,231,603	1,221,996	1,023,661
Income/(loss) before income taxes	585,664	714,109	308,872
Provision/(benefit) for income taxes	133,291	157,602	131,892
Net income/(loss)	$452,373	$556,507	$176,980
Average assets	$41,744,264	$40,225,459	$29,924,813
Depreciation and amortization	$65,239	$59,125	$70,924
Expenditures for long-lived assets	49,159	38,166	287,642

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 186

Note 20 - Business Segment Information (Continued)

(Dollars in thousands)	2019	2018	2017
Regional Banking
Net interest income	$1,196,318	$1,197,471	$844,439
Provision/(provision credit) for loan losses	66,059	24,643	21,451
Noninterest income	329,834	311,763	259,546
Noninterest expense	789,033	826,262	628,050
Income/(loss) before income taxes	671,060	658,329	454,484
Provision/(benefit) for income taxes	158,148	154,659	162,348
Net income/(loss)	$512,912	$503,670	$292,136
Average assets	$30,785,775	$28,366,987	$19,469,287
Depreciation and amortization	$31,719	$31,316	$45,734
Expenditures for long-lived assets	35,207	36,164	274,992
Fixed Income
Net interest income	$26,044	$35,753	$18,122
Noninterest income	278,423	164,769	217,086
Noninterest expense	236,660	189,373	206,427
Income/(loss) before income taxes	67,807	11,149	28,781
Provision/(benefit) for income taxes	16,137	2,097	9,698
Net income/(loss)	$51,670	$9,052	$19,083
Average assets	$2,961,655	$3,297,579	$2,539,899
Depreciation and amortization	$8,150	$9,603	$8,036
Expenditures for long-lived assets	909	646	1,877
Corporate
Net interest income/(expense)	$(40,774)	$(64,191)	$(59,261)
Noninterest income (a)	41,357	239,263	8,887
Noninterest expense (b) (c) (d)	195,683	177,923	144,333
Income/(loss) before income taxes	(195,100)	(2,851)	(194,707)
Provision/(benefit) for income taxes	(51,348)	(10,889)	(47,967)
Net income/(loss)	$(143,752)	$8,038	$(146,740)
Average assets	$6,951,611	$7,090,069	$6,370,951
Depreciation and amortization	$27,649	$23,285	$16,764
Expenditures for long-lived assets	12,560	308	8,951
Non-Strategic
Net interest income	$28,599	$51,284	$39,014
Provision/(provision credit) for loan losses	(19,059)	(17,643)	(21,451)
Noninterest income	4,466	6,993	4,700
Noninterest expense	10,227	28,438	44,851
Income/(loss) before income taxes	41,897	47,482	20,314
Provision/(benefit) for income taxes	10,354	11,735	7,813
Net income/(loss)	$31,543	$35,747	$12,501
Average assets	$1,045,223	$1,470,824	$1,544,676
Depreciation and amortization	$(2,279)	$(5,079)	$390
Expenditures for long-lived assets	483	1,048	1,822
Certain previously reported amounts have been reclassified to agree with current presentation.
(a) 2018 includes a $212.9 million pre-tax gain from the sale of Visa Class B shares; 2017 includes a $14.3 million pre-tax loss from the repurchase of equity securities previously included in a financing transaction.

(b)
2019 includes restructuring-related costs associated with efficiency initiatives; refer to Note 25 - Restructuring, Repositioning, and Efficiency for additional information. 2019 and 2018 include acquisition-related expenses; refer to Note 2 - Acquisitions and Divestitures for additional information

(c)	2019 includes $21.3 million, respectively, of asset impairments, professional fees, and other customer-contact and technology-related expenses associated with rebranding initiatives.
(d) 2019 and 2017 include $11.0 million and $8.8 million, respectively, of contributions to FHN's foundation.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 187

Note 20 - Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the years ended December 31, 2019, 2018, and 2017:

	December 31, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$122	$277,561	$—	$1,106	$278,789
Deposit transactions and cash management	124,832	4	6,610	217	131,663
Brokerage, management fees and commissions	55,462	—	—	5	55,467
Trust services and investment management	29,600	—	(89)	—	29,511
Bankcard income	28,540	11	248	(491)	28,308
BOLI (b)	—	—	19,210	—	19,210
Debt securities gains/(losses), net (b)	—	—	(267)	—	(267)
Equity securities gains/(losses), net (b)	—	—	441	—	441
All other income and commissions (d)	91,278	847	15,204	3,629	110,958
Total noninterest income	$329,834	$278,423	$41,357	$4,466	$654,080

	December 31, 2018
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$417	$163,382	$—	$4,083	$167,882
Deposit transactions and cash management	126,832	12	6,214	223	133,281
Brokerage, management fees and commissions	54,800	—	—	3	54,803
Trust services and investment management	29,852	—	(46)	—	29,806
Bankcard income	29,434	—	226	(356)	29,304
BOLI (b)	—	—	18,955	—	18,955
Debt securities gains/(losses), net (b)	—	—	52	—	52
Equity securities gains/(losses), net (b) (c)	—	—	212,896	—	212,896
All other income and commissions (d)	70,428	1,375	966	3,040	75,809
Total noninterest income	$311,763	$164,769	$239,263	$6,993	$722,788

	December 31, 2017
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income	$430	$216,195	$—	$—	$216,625
Deposit transactions and cash management	105,058	3	5,338	193	110,592
Brokerage, management fees and commissions	48,513	—	1	—	48,514
Trust services and investment management	28,491	—	(71)	—	28,420
Bankcard income	25,983	—	225	227	26,435
BOLI	—	—	15,124	—	15,124
Debt securities gains/(losses), net	386	—	97	—	483
Equity securities gains/(losses), net	—	—	109	—	109
All other income and commissions (e)	50,685	888	(11,936)	4,280	43,917
Total noninterest income	$259,546	$217,086	$8,887	$4,700	$490,219
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)
For years ended 2019 and 2018, includes $33.7 million and $28.9 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers." 2019 and 2018 include $1.1 million and $4.1 million, respectively, of gains from the reversal of a previous valuation adjustment due to sales and payoffs of TRUPS loans excluded from the scope of ASC 606 in the Non-strategic segment.

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes a pre-tax gain of $212.9 million from the sale of FHN's remaining holdings of Visa Class B shares.

(d)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(e)	Corporate includes a $14.3 million pre-tax loss from the repurchase of equity securities previously included in a financing transaction.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 188

Note 21 - Variable Interest Entities

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
Consolidated Variable Interest Entities
During much of 2019, FHN held variable interests in a proprietary HELOC securitization trust it established as a source of liquidity for consumer lending operations. Based on its restrictive nature, the trust was considered a VIE as the holders of equity at risk did not have the power through voting rights or similar rights to direct the activities that most significantly impacted the trust’s economic performance. The retention of mortgage service rights ("MSR") and a residual interest resulted in FHN potentially absorbing losses or receiving benefits that were significant to the trust. FHN was considered the primary beneficiary, as it was assumed to have the power, as Master Servicer, to most significantly impact the activities of the VIE. Consolidation of the trust resulted in the recognition of the trust proceeds as restricted borrowings since the cash flows on the securitized loans could only be used to settle the obligations due to the holders of trust securities. Through first quarter 2016 the trust experienced a rapid amortization period and FHN was obligated to provide subordinated funding. During the period, cash payments from borrowers were accumulated to repay outstanding debt securities while FHN continued to make advances to borrowers when they drew on their lines of credit. FHN then transferred the newly generated receivables into the securitization trust. FHN was reimbursed for these advances only after other parties in the securitization had received all of the cash flows to which they were entitled. Amounts funded from monoline insurance policies were considered restricted term borrowings in FHN’s Consolidated Statements of Condition. Except for recourse due to breaches of representations and warranties made by FHN in connection with the sale of the loans to the trust, the creditors of the trust held no recourse to the assets of FHN. This securitization was resolved in fourth quarter 2019.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 189

Note 21 - Variable Interest Entities (Continued)

The following table summarizes VIEs consolidated by FHN as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans	On-Balance Sheet Consumer Loan Securitization	Rabbi Trusts Used for Deferred Compensation Plans
(Dollars in thousands)	Carrying Value	Carrying Value	Carrying Value	Carrying Value
Assets:
Cash and due from banks	$—	N/A	$—	N/A
Loans, net of unearned income	—	N/A	16,213	N/A
Less: Allowance for loan losses	—	N/A	—	N/A
Total net loans	—	N/A	16,213	N/A
Other assets	—	$91,873	35	$78,446
Total assets	$—	$91,873	$16,248	$78,446
Liabilities:
Term borrowings	$—	N/A	$2,981	N/A
Other liabilities	—	$70,830	—	$56,700
Total liabilities	$—	$70,830	$2,981	$56,700

Nonconsolidated Variable Interest Entities

Low Income Housing Partnerships. First Horizon Community Investment Group, Inc. ("FHCIG") (formerly First Tennessee Housing Corporation (“FTHC”)), a wholly-owned subsidiary of First Horizon Bank (formerly First Tennessee Bank National Association ("FTBNA"), makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing units that are leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as FHCIG, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FHCIG could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FHCIG’s initial capital contributions and funding commitments.
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $1.3 million, $4.1 million, and $1.8 million during 2019, 2018, and 2017, respectively. The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 for LIHTC investments accounted for under the proportional amortization method.

(Dollars in thousands)	2019	2018	2017
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$15,482	$10,793	$14,037
Low income housing tax credits	(13,539)	(10,232)	(11,037)
Other tax benefits related to qualifying LIHTC investments	(5,677)	(7,370)	(5,045)

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 190

Note 21 - Variable Interest Entities (Continued)

Other Tax Credit Investments. First Tennessee New Markets Corporation (“FTNMC”), a wholly-owned subsidiary of First Horizon Bank, periodically makes equity investments through wholly-owned subsidiaries as a non-managing member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of FTNMC’s investment in a NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as FTNMC, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While FTNMC could absorb losses that are significant to the NMTC LLCs as it has a risk of loss for its initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond FTNMC’s initial capital contributions. A NMTC relationship was resolved in 2019 resulting in a $2.7 million decline in the related debt.
FHCIG also makes equity investments as a limited partner or non-managing member in entities that receive Historic Tax Credits pursuant to Section 47 of the Internal Revenue Code. As of December 31, 2019, there were no remaining investments. The purpose of these entities is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns. These entities are considered VIEs as FHCIG, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FHCIG could absorb losses that are significant to the entities as it has a risk of loss for its capital contributions and funding commitments to each partnership. The managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FHCIG’s initial capital contributions and funding commitments.
Small Issuer Trust Preferred Holdings. First Horizon Bank holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. First Horizon Bank has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of First Horizon Bank. These trusts meet the definition of a VIE as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the trusts’ economic performance. Based on the nature of the trusts’ activities and the size of First Horizon Bank’s holdings, First Horizon Bank could potentially receive benefits or absorb losses that are significant to the trusts regardless of whether a majority of a trust’s securities are held by First Horizon Bank. However, since First Horizon Bank is solely a holder of the trusts’ securities, it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it is not considered the primary beneficiary of the trusts. First Horizon Bank has no contractual requirements to provide financial support to the trusts.
On-Balance Sheet Trust Preferred Securitization. In 2007, First Horizon Bank executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. First Horizon Bank could potentially receive benefits or absorb losses that are significant to the trust based on the size and priority of the interests it retained in the securities issued by the trust. However, since First Horizon Bank did not retain servicing or other decision making rights, First Horizon Bank is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, First Horizon Bank has accounted for the funds received through the securitization as a term borrowing in its Consolidated Statements of Condition. First Horizon Bank has no contractual requirements to provide financial support to the trust.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 191

Note 21 - Variable Interest Entities (Continued)

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

Commercial Loan Troubled Debt Restructurings. For certain troubled commercial loans, First Horizon Bank restructures the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. Following a troubled debt restructuring, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered as events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As First Horizon Bank does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, First Horizon Bank is exposed to potentially significant benefits and losses of the borrowing entity. First Horizon Bank has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.

Sale Leaseback Transaction. First Horizon Bank has entered into an agreement with a single asset leasing entity for the sale and leaseback of an office building. In conjunction with this transaction, First Horizon Bank loaned funds to a related party of the buyer that were used for the purchase price of the building. First Horizon Bank also entered into a construction loan agreement with the single asset entity for renovation of the building. Since this transaction did not qualify as a sale prior to 2019, it was accounted for using the deposit method which created a net asset or liability for all cash flows between First Horizon Bank and the buyer. Upon adoption of ASU 2016-02 the transaction qualified as a seller-financed sale-leaseback. The buyer-lessor in this transaction meets the definition of a VIE as it does not have sufficient equity at risk since First Horizon Bank is providing the funding for the purchase and renovation. A related party of the buyer-lessor has the power to direct the activities that most significantly impact the operations and could potentially receive benefits or absorb losses that are significant to the transactions, making it the primary beneficiary. Therefore, First Horizon Bank does not consolidate the leasing entity.

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 192

Note 21 - Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2019:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$237,668	$136,404	(a)
Other tax credit investments (b) (c)	6,282	—	Other assets
Small issuer trust preferred holdings (d)	238,397	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	33,265	80,908	(e)
Proprietary residential mortgage securitizations	941	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,537,685	—	(f)
Commercial loan troubled debt restructurings (g)	45,169	—	Loans, net of unearned income
Sale-leaseback transaction	18,111	—	(h)
Proprietary trust preferred issuances (i)	—	167,014	Term borrowings

(a)
Maximum loss exposure represents $101.3 million of current investments and $136.4 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2023.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit.

(c)	Maximum loss exposure represents current investment balance. As of December 31, 2019, there were no investments funded through loans from community development enterprises.

(d)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(e)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $80.9 million classified as Term borrowings.

(f)	Includes $.5 billion classified as Trading securities and $4.0 billion classified as Securities available-for-sale.

(g)
Maximum loss exposure represents $43.4 million of current receivables and $1.8 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(h)	Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.

(i)	No exposure to loss due to nature of FHN's involvement.
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2018:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 193

Note 22 - Derivatives
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Statements of Condition. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On December 31, 2019 and 2018, respectively, $136.6 million and $76.0 million of cash receivables and $53.0 million and $34.0 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
Derivative Instruments. FHN enters into various derivative contracts both to facilitate customer transactions and as a risk management tool. Where contracts have been created for customers, FHN enters into upstream transactions with dealers to offset its risk exposure. Contracts with dealers that require central clearing are novated to a clearing agent who becomes FHN’s counterparty. Derivatives are also used as a risk management tool to hedge FHN’s exposure to changes in interest rates or other defined market risks.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Statements of Condition as Derivative assets and Derivative liabilities. The FHN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 194

Note 22 - Derivatives (Continued)

approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $228.4 million, $132.3 million and $173.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income noninterest income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$2,697,522	$65,768	$6,858
Offsetting Upstream Interest Rate Contracts	2,697,522	2,583	3,994
Option Contracts Purchased	40,000	131	—
Forwards and Futures Purchased	9,217,350	17,029	3,187
Forwards and Futures Sold	9,403,112	3,611	16,620

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts	$2,271,448	$18,744	$27,768
Offsetting Upstream Interest Rate Contracts	2,271,448	4,014	9,041
Option Contracts Purchased	20,000	25	—
Forwards and Futures Purchased	4,684,177	28,304	181
Forwards and Futures Sold	4,967,454	522	30,055

Interest Rate Risk Management
FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, primarily swaps, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long term debt is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial customers that includes customer derivatives paired with upstream offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Statements of Income.
FHN designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by First Horizon Bank prior to its maturity December 2019. This qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. First Horizon bank early redeemed the $400.0 million senior debt on November 1, 2019.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 195

Note 22 - Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$3,044,067	$90,394	$3,515
Offsetting Upstream Interest Rate Contracts	3,044,067	3,537	9,735
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$500,000	N/A	$69
Hedged Items:
Term Borrowings:
Par	N/A	N/A	$500,000
Cumulative fair value hedging adjustments	N/A	N/A	(1,604)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(740)
Total carrying value	N/A	N/A	$497,656

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts	$2,029,162	$20,262	$25,880
Offsetting Upstream Interest Rate Contracts	2,029,162	8,154	9,153
Debt Hedging
Hedging Instruments:
Interest Rate Swaps	$900,000	$127	$6
Hedged Items:
Term Borrowings:
Par	N/A	N/A	$900,000
Cumulative fair value hedging adjustments	N/A	N/A	(15,094)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(2,295)
Total carrying value	N/A	N/A	$882,611

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 196

Note 22 - Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31
	2019	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer Interest Rate Contracts (a)	$92,497	$1,779	(10,703)
Offsetting Upstream Interest Rate Contracts (a)	(92,497)	(1,779)	10,699
Debt Hedging
Hedging Instruments:
Interest Rate Swaps (b)	$13,240	$(1,648)	$(7,766)
Hedged Items:
Term Borrowings (a) (c)	(13,234)	1,622	7,582

(a)	Gains/losses included in All other expense within the Consolidated Statements of Income.

(b)	Gains/losses included in the Interest expense for 2019 and 2018, and All other expense for 2017 within the Consolidated Statement of Income.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
In first quarter 2016, FHN entered into a pay floating, receive fixed interest rate swap in a hedging strategy to manage its exposure to the variability in cash flows related to the interest payments for the following five years on $250 million principal of debt instruments, which primarily consist of held-to-maturity trust preferred loans that have variable interest payments based on 3-month LIBOR. In first quarter 2017, FHN initiated cash flow hedges of $650 million notional amount that had initial durations between three years and seven years. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR. These qualify for hedge accounting as cash flow hedges under ASC 815-20. Subsequent to 2017, all changes in the fair value of these derivatives are recorded as a component of AOCI. Amounts are reclassified from AOCI to earnings as the hedged cash flows affect earnings. Prior to 2018, FHN measured ineffectiveness using the Hypothetical Derivative Method and AOCI was adjusted to an amount that reflected the lesser of either the cumulative change in fair value of the swaps or the cumulative change in the fair value of the hypothetical derivative instruments. To the extent that any ineffectiveness existed in the hedge relationships, the amounts were recorded in current period earnings. Interest paid or received for these swaps is recognized as an adjustment to interest income of the assets whose cash flows are being hedged.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 197

Note 22 - Derivatives (Continued)

The following tables summarize FHN’s derivative activities associated with cash flow hedges as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$900,000	N/A	$241
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$900,000	N/A

	December 31, 2018
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps	$900,000	$888	$5
Hedged Items:
Variability in Cash Flows Related to Debt Instruments (Primarily Loans)	N/A	$900,000	N/A

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31
	2019	2018	2017
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest Rate Swaps (a)	$20,625	$(5,502)	$(8,264)
Gain/(loss) recognized in Other comprehensive income/(loss)	11,234	(6,284)	(2,156)
Gain/(loss) reclassified from AOCI into Interest income	4,105	2,142	(2,945)

(a)	Approximately $1.0 million of cumulative gains are expected to be reclassified into earnings in the next twelve months.
Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares in 2010 and 2011, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN is also required to make periodic financing payments to the purchasers until all of Visa's covered litigation matters are resolved. In third quarter 2018, FHN sold the remainder of its Visa Class B shares, entering into a similar derivative arrangement with the counterparty. All of these derivatives extend until the end of Visa’s Covered Litigation matters. In September 2018, Visa reached a preliminary settlement for one class of plaintiffs in its Payment Card Interchange matter, which later received final court approval in December 2019. In accordance with the agreement terms, several individual plaintiffs opted out of the settlement and have the opportunity to separately pursue resolution with Visa. Settlement has not been reached with the second class of plaintiffs in this matter and other covered litigation matters are also pending judicial resolution. Accordingly, the value and timing for completion of Visa’s Covered Litigation matters are uncertain.

The derivative transaction executed in third quarter 2018 includes a contingent accelerated termination clause based on the credit ratings of FHN and First Horizon Bank. FHN has not received or paid collateral related to this contract. As of December 31, 2019 and December 31, 2018, the derivative liabilities associated with the sales of Visa Class B shares were $22.8 million and $31.5 million, respectively. See Note 24 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 198

Note 22 - Derivatives (Continued)

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of December 31, 2019 and December 31, 2018, these loans were valued at $18.4 million and $11.0 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a counterparty with access to a clearinghouse occurs and margin is posted. Cash margin received (posted) that is considered settlements for the derivative contracts is included in the respective derivative asset (liability) value. Cash margin that is considered collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s Consolidated Statements of Condition.
Interest rate derivatives with customers that are smaller financial institutions typically require posting of collateral by the counterparty to FHN. This collateral is subject to a threshold with daily adjustments based upon changes in the level or fair value of the derivative position. Positions and related collateral can be netted in the event of default. Collateral pledged by a counterparty is typically cash or securities. The securities pledged as collateral are not recognized within FHN’s Consolidated Statements of Condition. Interest rate derivatives associated with lending arrangements share the collateral with the related loan(s). The derivative and loan positions may be netted in the event of default. For disclosure purposes, the entire collateral amount is allocated to the loan.
Interest rate derivatives with larger financial institutions entered into prior to required central clearing typically contain provisions whereby the collateral posting thresholds under the agreements adjust based on the credit ratings of both counterparties. If the credit rating of FHN and/or First Horizon Bank is lowered, FHN could be required to post additional collateral with the counterparties. Conversely, if the credit rating of FHN and/or First Horizon Bank is increased, FHN could have collateral released and be required to post less collateral in the future. Also, if a counterparty’s credit ratings were to decrease, FHN and/or First Horizon Bank could require the posting of additional collateral; whereas if a counterparty’s credit ratings were to increase, the counterparty could require the release of excess collateral. Collateral for these arrangements is adjusted daily based on changes in the net fair value position with each counterparty.
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $63.1 million of assets and $6.4 million of liabilities on December 31, 2019, and $15.0 million of assets and $34.9 million of liabilities on December 31, 2018. As of December 31, 2019 and 2018, FHN had received collateral of $148.5 million and $80.2 million and posted collateral of $18.4 million and $13.3 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank's) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $63.1 million of assets and $10.3 million of liabilities on December 31, 2019, and $19.0 million of assets and $33.2 million of liabilities on December 31, 2018. As of December 31, 2019 and 2018, FHN had received collateral of $148.5 million and $84.5 million and posted collateral of $22.7 million and $15.2 million, respectively, in the normal course of business related to these contracts.
FHN’s fixed income segment buys and sells various types of securities for its customers. When these securities settle on a delayed basis, they are considered forward contracts, and are generally not subject to master netting agreements. For futures and

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 199

Note 22 - Derivatives (Continued)

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
The following table provides details of derivative assets and collateral received as presented on the Consolidated Statements of Condition as of December 31, 2019 and 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral Received	Net amount
Derivative assets:
December 31, 2019 (b)	$162,344	$—	$162,344	$(5,604)	$(143,334)	$13,406
December 31, 2018 (b)	52,562	—	52,562	(12,745)	(39,637)	180

(a)
Included in Derivative assets on the Consolidated Statements of Condition. As of December 31, 2019 and 2018, $20.8 million and $28.9 million, respectively, of derivative assets (primarily fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Statements of Condition as of December 31, 2019 and 2018:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
December 31, 2019 (b)	$24,431	$—	$24,431	$(5,604)	$(18,689)	$138
December 31, 2018 (b)	71,853	—	71,853	(12,745)	(54,773)	4,335

(a)
Included in Derivative liabilities on the Consolidated Statements of Condition. As of December 31, 2019 and 2018, $43.0 million and $61.9 million, respectively, of derivative liabilities (primarily Visa-related derivatives and fixed income forward contracts) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

(b)	Amounts are comprised entirely of interest rate derivative contracts.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 200

Note 23 - Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (Securities purchased under agreements to resell and Securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (Securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Statements of Condition. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Statements of Condition and collateral pledged by counterparties as of December 31:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
2019	$586,629	$—	$586,629	$(21,004)	$(562,702)	$2,923
2018	386,443	—	386,443	(261)	(382,756)	3,426

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Statements of Condition and collateral pledged by FHN as of December 31:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
2019	$716,925	$—	$716,925	$(21,004)	$(695,879)	$42
2018	762,592	—	762,592	(261)	(762,322)	9
FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 201

Note 23 - Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal. The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of December 31:

	December 31, 2019
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$41,364	$—	$41,364
Government agency issued MBS	341,173	4,545	345,718
Other U.S. government agencies	54,924	—	54,924
Government guaranteed loans (SBA and USDA)	274,919	—	274,919
Total Securities sold under agreements to repurchase	$712,380	$4,545	$716,925

	December 31, 2018
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$16,321	$—	$16,321
Government agency issued MBS	414,488	5,220	419,708
Government agency issued CMO	36,688	—	36,688
Government guaranteed loans (SBA and USDA)	289,875	—	289,875
Total Securities sold under agreements to repurchase	$757,372	$5,220	$762,592

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 202

Note 24 - Fair Value of Assets and Liabilities
FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 203

Note 24 - Fair Value of Assets and Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$134,844	$—	$134,844
Government agency issued MBS	—	268,024	—	268,024
Government agency issued CMO	—	250,652	—	250,652
Other U.S. government agencies	—	124,972	—	124,972
States and municipalities	—	120,744	—	120,744
Corporate and other debt	—	445,253	—	445,253
Equity, mutual funds, and other	—	777	—	777
Total trading securities—fixed income	—	1,345,266	—	1,345,266
Trading securities—mortgage banking	—	—	941	941
Loans held-for-sale (elected fair value)	—	—	14,033	14,033
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,348,517	—	2,348,517
Government agency issued CMO	—	1,670,492	—	1,670,492
Other U.S. government agencies	—	306,092	—	306,092
States and municipalities	—	60,526	—	60,526
Corporate and other debt	—	40,540	—	40,540
Interest-Only Strip (elected fair value)	—	—	19,136	19,136
Total securities available-for-sale	—	4,426,267	19,136	4,445,403
Other assets:
Deferred compensation mutual funds	46,815	—	—	46,815
Equity, mutual funds, and other	22,643	—	—	22,643
Derivatives, forwards and futures	20,640	—	—	20,640
Derivatives, interest rate contracts	—	162,413	—	162,413
Derivatives, other	—	62	—	62
Total other assets	90,098	162,475	—	252,573
Total assets	$90,098	$5,934,008	$34,110	$6,058,216
Trading liabilities—fixed income:
U.S. treasuries	$—	$406,380	$—	$406,380
Other U.S.government agencies	—	88	—	88
Government agency issued MBS	—	33	—	33
Corporate and other debt	—	99,080	—	99,080
Total trading liabilities—fixed income	—	505,581	—	505,581
Other liabilities:
Derivatives, forwards and futures	19,807	—	—	19,807
Derivatives, interest rate contracts	—	24,412	—	24,412
Derivatives, other	—	466	22,795	23,261
Total other liabilities	19,807	24,878	22,795	67,480
Total liabilities	$19,807	$530,459	$22,795	$573,061

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 204

Note 24 - Fair Value of Assets and Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$169,799	$—	$169,799
Government agency issued MBS	—	133,373	—	133,373
Government agency issued CMO	—	330,456	—	330,456
Other U.S. government agencies	—	76,733	—	76,733
States and municipalities	—	54,234	—	54,234
Corporates and other debt	—	682,068	—	682,068
Equity, mutual funds, and other	—	(19)	—	(19)
Total trading securities—fixed income	—	1,446,644	—	1,446,644
Trading securities—mortgage banking	—	—	1,524	1,524
Loans held-for-sale (elected fair value)	—	—	16,273	16,273
Securities available-for-sale:
U.S. treasuries	—	98	—	98
Government agency issued MBS	—	2,420,106	—	2,420,106
Government agency issued CMO	—	1,958,695	—	1,958,695
Other U.S. government agencies	—	149,786	—	149,786
States and municipalities	—	32,573	—	32,573
Corporate and other debt	—	55,310	—	55,310
Interest-only strips (elected fair value)	—	—	9,902	9,902
Total securities available-for-sale	—	4,616,568	9,902	4,626,470
Other assets:
Deferred compensation mutual funds	37,771	—	—	37,771
Equity, mutual funds, and other	22,248	—	—	22,248
Derivatives, forwards and futures	28,826	—	—	28,826
Derivatives, interest rate contracts	—	52,214	—	52,214
Derivatives, other	—	435	—	435
Total other assets	88,845	52,649	—	141,494
Total assets	$88,845	$6,115,861	$27,699	$6,232,405
Trading liabilities—fixed income:
U.S. treasuries	$—	$207,739	$—	$207,739
Other U.S. government agencies	—	98	—	98
Corporates and other debt	—	127,543	—	127,543
Total trading liabilities—fixed income	—	335,380	—	335,380
Other liabilities:
Derivatives, forwards and futures	30,236	—	—	30,236
Derivatives, interest rate contracts	—	71,853	—	71,853
Derivatives, other	—	84	31,540	31,624
Total other liabilities	30,236	71,937	31,540	133,713
Total liabilities	$30,236	$407,317	$31,540	$469,093

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 205

Note 24 - Fair Value of Assets and Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the years ended December 31, 2019, 2018 and 2017 on a recurring basis are summarized as follows:

	Year Ended December 31, 2019
(Dollars in thousands)	Trading securities		Interest-only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2019	$1,524		$9,902		$16,273		$(31,540)
Total net gains/(losses) included in:
Net income	(285)		(4,725)		1,828		(3,946)
Purchases	—		86		10		—
Sales	—		(47,469)		—		—
Settlements	(298)		—		(4,078)		12,691
Net transfers into/(out of) Level 3	—		61,342	(b)	—	(d)	—
Balance on December 31, 2019	$941		$19,136		$14,033		$(22,795)
Net unrealized gains/(losses) included in net income	$(66)	(a)	$(1,984)	(c)	$1,828	(a)	$(3,946)	(e)

	Year Ended December 31, 2018
(Dollars in thousands)	Trading securities		Interest-only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2018	$2,151		$1,270		$18,926		$(5,645)
Total net gains/(losses) included in:
Net income	173		(398)		1,239		(4,677)
Purchases	—		—		62		(28,100)	(f)
Sales	—		(16,840)		—		—
Settlements	(800)		—		(3,598)		6,882
Net transfers into/(out of) Level 3	—		25,870	(b)	(356)	(d)	—
Balance on December 31, 2018	$1,524		$9,902		$16,273		$(31,540)
Net unrealized gains/(losses) included in net income	$6	(a)	$(1,025)	(c)	$1,239	(a)	$(4,677)	(e)

	Year Ended December 31, 2017
(Dollars in thousands)	Trading securities		Interest-only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2017	$2,573		$—		$21,924		$(6,245)
Total net gains/(losses) included in:
Net income	448		1,021		1,547		(596)
Purchases	—		1,413		168		—
Sales	(5)		(11,431)		—		—
Settlements	(865)		—		(4,346)		1,196
Net transfers into/(out of) Level 3	—		10,267	(b)	(367)	(d)	—
Balance on December 31, 2017	$2,151		$1,270		$18,926		$(5,645)
Net unrealized gains/(losses) included in net income	$303	(a)	$(171)	(c)	$1,547	(a)	$(596)	(e)

(a)	Primarily included in mortgage banking income on the Consolidated Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Statements of Income.

(d)	Transfers out of loans held-for-sale level 3 measured on a recurring basis generally reflect movements into OREO (level 3 nonrecurring).

(e)	Included in Other expense.

(f)	Increase related to Visa-related derivatives, see Note 22-Derivatives.

There were no net unrealized gains/(losses) for Level 3 assets and liabilities included in other comprehensive income as of December 31, 2019, 2018 and 2017.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 206

Note 24 - Fair Value of Assets and Liabilities (Continued)

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the balance sheet at December 31, 2019, 2018 and 2017, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment, the related carrying value, and the fair value adjustments recorded during the respective periods.

	Carrying value at December 31, 2019				Year Ended December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs and USDA	$—	$492,595	$929	$493,524	$(1,817)
Loans held-for-sale—first mortgages	—	—	516	516	32
Loans, net of unearned income (a)	—	—	42,208	42,208	(7,341)
OREO (b)	—	—	15,660	15,660	(927)
Other assets (c)	—	—	10,608	10,608	(1,809)
					$(11,862)

	Carrying value at December 31, 2018				Year Ended December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—other consumer	$—	$18,712	$—	$18,712	$(1,809)
Loans held-for-sale—SBAs and USDA	—	577,280	1,011	578,291	(2,541)
Loans held-for-sale—first mortgages	—	—	541	541	13
Loans, net of unearned income (a)	—	—	48,259	48,259	(841)
OREO (b)	—	—	22,387	22,387	(2,599)
Other assets (c)	—	—	8,845	8,845	(4,712)
					$(12,489)

	Carrying value at December 31, 2017				Year Ended December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Net gains/(losses)
Loans held-for-sale—SBAs and USDA	$—	$465,504	$1,473	$466,977	$(1,629)
Loans held-for-sale—first mortgages	—	—	618	618	36
Loans, net of unearned income (a)	—	—	26,666	26,666	(1,687)
OREO (b)	—	—	39,566	39,566	(996)
Other assets (c)	—	—	26,521	26,521	(3,468)
					$(7,744)

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 207

Note 24 - Fair Value of Assets and Liabilities (Continued)

In 2019, FHN recognized $4.6 million of impairments and $.7 million of impairment reversals, respectively, related to dispositions of acquired properties and $1.5 million of impairments for lease assets related to continuing acquisition integration efforts associated with reduction of leased office space and branch optimization. Related to its restructuring, repositioning, and efficiency efforts, FHN recognized $14.0 million of impairments and $1.4 million of impairment reversals, respectively, for tangible long-lived assets and lease assets. Related to the Company's rebranding initiative, FHN recognized $7.1 million of impairments within the Corporate segment for long-lived tangible assets, primarily signage, related to the company's rebranding initiative. These amounts were recognized in the Corporate segment.
In 2018, FHN recognized $3.9 million of impairments of long-lived assets in its Corporate segment primarily related to optimization efforts for its facilities. Also, in 2018, $1.5 million of impairment charges previously recognized in 2017 in the Corporate segment were reversed based on the disposition prices for the applicable locations.
In 2017, FHN recognized $3.0 million and $.8 million of impairments on long-lived assets in its corporate and regional banking segments, respectively, associated with efforts to more efficiently utilize its branch locations, including integration with branches acquired from CBF.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 208

Note 24 - Fair Value of Assets and Liabilities (Continued)

Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of level 3 recurring and non-recurring measurements as of December 31, 2019 and 2018:

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available-for-sale- securities SBA-interest only strips	$19,136	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	16% - 17%	16%
Loans held-for-sale - residential real estate	14,549	Discounted cash flow	Prepayment speeds - First mortgage	3% - 14%	4.1%
			Prepayment speeds - HELOC	0% - 12%	7.6%
			Foreclosure losses	50% - 66%	64%
			Loss severity trends - First mortgage	3% - 24% of UPB	14.3%
			Loss severity trends - HELOC	0% - 72% of UPB	50%
Loans held-for-sale- unguaranteed interest in SBA loans	929	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	9%	9%
Derivative liabilities, other	22,795	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	15 - 39 months	29 months
Loans, net of unearned income (a)	42,208	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	15,660	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	10,608	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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

(d)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 209

Note 24 - Fair Value of Assets and Liabilities (Continued)

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

(d)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 210

Note 24 - Fair Value of Assets and Liabilities (Continued)

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 211

Note 24 - Fair Value of Assets and Liabilities (Continued)

The following tables reflect the differences between the fair value carrying amount of residential real estate loans held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	December 31, 2019
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$14,033	$19,278	$(5,245)
Nonaccrual loans	3,532	6,646	(3,114)
Loans 90 days or more past due and still accruing	163	268	(105)

	December 31, 2018
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$16,273	$23,567	$(7,294)
Nonaccrual loans	4,536	8,128	(3,592)
Loans 90 days or more past due and still accruing	171	281	(110)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Year Ended December 31
(Dollars in thousands)	2019	2018	2017
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$1,828	$1,239	$1,547

For the years ended December 31, 2019, 2018 and 2017, the amounts for residential real estate loans held-for-sale included gains of $.4 million, $.2 million, and $.5 million, respectively, in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held-for-sale.
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
Determination of Fair Value
In accordance with ASC 820-10-35, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments recorded at fair value in the Consolidated Statements of Condition and for estimating the fair value of financial instruments for which fair value is disclosed under ASC 825-10-50.
Short-term financial assets. Federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with other financial institutions and the Federal Reserve are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 212

Note 24 - Fair Value of Assets and Liabilities (Continued)

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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 213

Note 24 - Fair Value of Assets and Liabilities (Continued)

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
Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Statements of Condition which is considered to approximate fair value. Investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices when available.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of December 31, 2019 and December 31, 2018, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPS loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 214

Note 24 - Fair Value of Assets and Liabilities (Continued)

The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Statements of Condition as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$19,928,605	$—	$—	$20,096,397	$20,096,397
Commercial real estate	4,300,905	—	—	4,300,489	4,300,489
Consumer:
Consumer real estate	5,987,125	—	—	6,153,016	6,153,016
Permanent mortgage	161,571	—	—	181,171	181,171
Credit card & other	482,598	—	—	487,079	487,079
Total loans, net of unearned income and allowance for loan losses	30,860,804	—	—	31,218,152	31,218,152
Short-term financial assets:
Interest-bearing cash	482,405	482,405	—	—	482,405
Federal funds sold	46,536	—	46,536	—	46,536
Securities purchased under agreements to resell	586,629	—	586,629	—	586,629
Total short-term financial assets	1,115,570	482,405	633,165	—	1,115,570
Trading securities (a)	1,346,207	—	1,345,266	941	1,346,207
Loans held-for-sale
Mortgage loans (elected fair value) (a)	14,033	—	—	14,033	14,033
USDA & SBA loans- LOCOM	493,525	—	495,323	947	496,270
Other consumer loans- LOCOM	5,197	—	5,197	—	5,197
Mortgage loans- LOCOM	81,035	—	—	81,035	81,035
Total loans held-for-sale	593,790	—	500,520	96,015	596,535
Securities available-for-sale (a)	4,445,403	—	4,426,267	19,136	4,445,403
Securities held-to-maturity	10,000	—	—	10,001	10,001
Derivative assets (a)	183,115	20,640	162,475	—	183,115
Other assets:
Tax credit investments	247,075	—	—	244,755	244,755
Deferred compensation mutual funds	46,815	46,815	—	—	46,815
Equity, mutual funds, and other (b)	229,352	22,643	—	206,709	229,352
Total other assets	523,242	69,458	—	451,464	520,922
Total assets	$39,078,131	$572,503	$7,067,693	$31,795,709	$39,435,905
Liabilities:
Defined maturity deposits	$3,618,337	$—	$3,631,090	$—	$3,631,090
Trading liabilities (a)	505,581	—	505,581	—	505,581
Short-term financial liabilities:
Federal funds purchased	548,344	—	548,344	—	548,344
Securities sold under agreements to repurchase	716,925	—	716,925	—	716,925
Other short-term borrowings	2,253,045	—	2,253,045	—	2,253,045
Total short-term financial liabilities	3,518,314	—	3,518,314	—	3,518,314
Term borrowings:
Real estate investment trust-preferred	46,236	—	—	47,000	47,000
Secured borrowings	21,975	—	—	21,975	21,975
Junior subordinated debentures	144,593	—	—	142,375	142,375
Other long term borrowings	578,564	—	574,287	—	574,287
Total term borrowings	791,368	—	574,287	211,350	785,637
Derivative liabilities (a)	67,480	19,807	24,878	22,795	67,480
Total liabilities	$8,501,080	$19,807	$8,254,150	$234,145	$8,508,102

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair value. Level 3 includes restricted investments in FHLB-Cincinnati stock of $76.0 million and FRB stock of $130.7 million.
FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 215

Note 24 - Fair Value of Assets and Liabilities (Continued)

	December 31, 2018
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$16,415,381	$—	$—	$16,438,272	$16,438,272
Commercial real estate	3,999,559	—	—	3,997,736	3,997,736
Consumer:
Consumer real estate	6,223,077	—	—	6,194,066	6,194,066
Permanent mortgage	211,448	—	—	227,254	227,254
Credit card & other	505,643	—	—	507,001	507,001
Total loans, net of unearned income and allowance for loan losses	27,355,108	—	—	27,364,329	27,364,329
Short-term financial assets:
Interest-bearing cash	1,277,611	1,277,611	—	—	1,277,611
Federal funds sold	237,591	—	237,591	—	237,591
Securities purchased under agreements to resell	386,443	—	386,443	—	386,443
Total short-term financial assets	1,901,645	1,277,611	624,034	—	1,901,645
Trading securities (a)	1,448,168	—	1,446,644	1,524	1,448,168
Loans held-for-sale:
Mortgage loans (elected fair value) (a)	16,273	—	—	16,273	16,273
USDA & SBA loans- LOCOM	578,291	—	582,476	1,015	583,491
Other consumer loans- LOCOM	25,134	—	6,422	18,712	25,134
Mortgage loans- LOCOM	59,451	—	—	59,451	59,451
Total loans held-for-sale	679,149	—	588,898	95,451	684,349
Securities available-for-sale (a)	4,626,470	—	4,616,568	9,902	4,626,470
Securities held-to-maturity	10,000	—	—	9,843	9,843
Derivative assets (a)	81,475	28,826	52,649	—	81,475
Other assets:
Tax credit investments	163,300	—	—	159,452	159,452
Deferred compensation mutual funds	37,771	37,771	—	—	37,771
Equity, mutual funds, and other (b)	240,780	22,248	—	218,532	240,780
Total other assets	441,851	60,019	—	377,984	438,003
Total assets	36,543,866	1,366,456	7,328,793	27,859,033	36,554,282
Liabilities:
Defined maturity deposits	$4,105,777	$—	$4,082,822	$—	$4,082,822
Trading liabilities (a)	335,380	—	335,380	—	335,380
Short-term financial liabilities:
Federal funds purchased	$256,567	$—	$256,567	$—	$256,567
Securities sold under agreements to repurchase	762,592	—	762,592	—	762,592
Other short-term borrowings	114,764	—	114,764	—	114,764
Total short-term financial liabilities	1,133,923	—	1,133,923	—	1,133,923
Term borrowings:
Real estate investment trust-preferred	46,168	—	—	47,000	47,000
Term borrowings—new market tax credit investment	2,699	—	—	2,664	2,664
Secured borrowings	19,588	—	—	19,588	19,588
Junior subordinated debentures	143,255	—	—	134,266	134,266
Other long term borrowings	959,253	—	960,483	—	960,483
Total term borrowings	1,170,963	—	960,483	203,518	1,164,001
Derivative liabilities (a)	133,713	30,236	71,937	31,540	133,713
Total liabilities	6,879,756	30,236	6,584,545	235,058	6,849,839

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarity consists of mutual funds with readily determinable fair value. Level 3 includes restricted investments in FHLB-Cincinnati stock of $87.9 million and FRB stock of $130.7 million.

	Contractual Amount		Fair Value
(Dollars in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Unfunded Commitments:
Loan commitments	$12,355,220	$10,884,975	$3,656	$2,551
Standby and other commitments	459,268	446,958	5,513	5,043

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 216

Note 25 – Restructuring, Repositioning, and Efficiency
In first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were $39.8 million in 2019 and are included in the corporate segment. Significant expenses recognized during 2019 resulted from the following actions:

•
Severance and other employee costs of $10.5 million primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Expense of $16.0 million largely related to the identification of efficiency opportunities within the organization which is reflected in Professional fees.

•	Expense of $12.0 million related to costs associated with asset impairments which is reflected in Other expense.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.

Total expense recognized for the year ended December 31, 2019 is presented in the table below:

Dollars in thousands	Year Ended December 31, 2019
Employee compensation, incentives and benefits	$10,503
Professional fees	16,014
Occupancy	818
Other	12,484
Total restructuring and repositioning charges	$39,819

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 217

Note 26 - Parent Company Financial Information
Following are statements of the parent company:

Statements of Condition	December 31
(Dollars in thousands)	2019	2018
Assets:
Cash	$369,268	$334,485
Notes receivable	2,716	2,888
Allowance for loan losses	—	(925)
Investments in subsidiaries:
Bank	5,038,909	4,741,105
Non-bank	17,892	20,281
Other assets	171,121	180,757
Total assets	$5,599,906	$5,278,591
Liabilities and equity:
Accrued employee benefits and other liabilities	$177,080	$158,648
Term borrowings	642,249	629,994
Total liabilities	819,329	788,642
Total equity	4,780,577	4,489,949
Total liabilities and equity	$5,599,906	$5,278,591

Statements of Income	Year Ended December 31
(Dollars in thousands)	2019	2018	2017
Dividend income:
Bank	$345,000	$420,000	$250,000
Non-bank	756	1,386	1,097
Total dividend income	345,756	421,386	251,097
Interest income	76	29	—
Other income/(loss)	965	83	190
Total income	346,797	421,498	251,287
Provision/(provision credit) for loan losses	(925)	—	—
Interest expense:
Term borrowings	31,224	31,315	17,936
Total interest expense	31,224	31,315	17,936
Compensation, employee benefits and other expense	52,447	53,401	43,783
Total expense	82,746	84,716	61,719
Income/(loss) before income taxes	264,051	336,782	189,568
Income tax(benefit)/expense	(19,285)	(38,509)	512
Income/(loss) before equity in undistributed net income of subsidiaries	283,336	375,291	189,056
Equity in undistributed net income/(loss) of subsidiaries:
Bank	160,257	170,939	(24,255)
Non-bank	(2,685)	(1,188)	714
Net income/(loss) attributable to the controlling interest	$440,908	$545,042	$165,515

Certain previously reported amounts have been reclassified to agree with current presentation.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 218

Note 26 - Parent Company Financial Information (Continued)

Statements of Cash Flows	Year Ended December 31
(Dollars in thousands)	2019	2018	2017
Operating activities:
Net income/(loss)	$440,908	$545,042	$165,515
Less undistributed net income/(loss) of subsidiaries	157,572	169,751	(23,541)
Income/(loss) before undistributed net income of subsidiaries	283,336	375,291	189,056
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, amortization, and other	(915)	15	15
(Gain)/loss on securities	(317)	(28)	(109)
Provision for deferred income taxes	3,648	3,212	7,727
Stock-based compensation expense	21,909	22,398	19,625
Net (increase)/decrease in interest receivable and other assets	10,170	18,214	8,605
Net (decrease)/increase in interest payable and other liabilities	17,736	(10,702)	13,172
Total adjustments	52,231	33,109	49,035
Net cash provided/(used) by operating activities	335,567	408,400	238,091
Investing activities:
Securities:
Sales and prepayments	1,457	65	318
Premises and equipment:
Sales/(purchases)	19	(43)	7
Return on investment in subsidiary	164	1,597	1,871
Cash paid for business combination, net	—	(39,916)	(126,149)
Net cash provided/(used) by investing activities	1,640	(38,297)	(123,953)
Financing activities:
Preferred stock:
Cash dividends	(6,200)	(6,200)	(6,200)
Common stock:
Exercise of stock options	9,665	4,482	6,132
Cash dividends	(171,076)	(138,706)	(79,904)
Repurchase of shares	(134,813)	(104,768)	(5,554)
Term borrowings:
Repayment of term borrowings	—	(45,364)	—
Net cash (used)/provided by financing activities	(302,424)	(290,556)	(85,526)
Net increase/(decrease) in cash and cash equivalents	34,783	79,547	28,612
Cash and cash equivalents at beginning of year	334,485	254,938	226,326
Cash and cash equivalents at end of year	$369,268	$334,485	$254,938
Total interest paid	$29,169	$29,186	$17,321
Income taxes received from subsidiaries	43,418	49,056	23,020

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 219

Additional Item 8 Information
Table 31-Summary of Quarterly Financial Information, appearing on page 100 of our 2019 MD&A (Item 7), is incorporated into this Item 8 by reference.

------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------
Not applicable.

--------------------------
ITEM 9A. CONTROLS AND PROCEDURES
--------------------------

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Reports on Internal Control over Financial Reporting

The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 113-114 of our

2019 Financial Statements (Item 8) and are incorporated
herein by this reference.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

--------------------
ITEM 9B. OTHER INFORMATION
--------------------
Not applicable.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 220

PART III

-------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT
-------------------------------

In 2019 there were no material amendments to the procedures, described in our 2020 Proxy Statement under the caption “Shareholder Recommendations of Director Nominees; Shareholder Nominations,” by which security holders may recommend nominees to our Board of Directors.
In January 2019, our Board of Directors amended our bylaws to create a new process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2020 Proxy Statement under the captions: “Shareholder Recommendations of Director Nominees; Shareholder Nominations” and “Shareholder Proposal and Nomination Deadlines,” which information is incorporated herein by reference.
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of FHN and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on our current internet website (at www.firsthorizon.com; click on “Investor Relations,” at the bottom of the web page, then hover over the Investor Relations box at the top of the page, then “Corporate Governance,” and lastly click on “Governance Documents.”) A paper copy of the Code is available without charge upon written request addressed to our Corporate Secretary at our main office, 165 Madison Avenue, Memphis, Tennessee 38103. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on our internet website, the address for which is listed in this paragraph above.
Other information required by this Item related to the topics mentioned in the table below is incorporated herein by reference to the disclosures indicated in the table.

Item 10 Topics	Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts
“Independence & Categorical Standards,” “Committee Charters & Committee Composition,” “The Audit Committee,” and “Vote Item 1-Election of Directors” in our 2020 Proxy Statement (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)

Executive officers	“Executive Officers of the Registrant” in the Supplemental Part I Information following Item 4 of this Report
Compliance with Section 16(a) of the Securities Exchange Act of 1934	not applicable

------------------------
ITEM 11. EXECUTIVE COMPENSATION
------------------------
The information called for by this Item is incorporated herein by reference to the following sections of our 2020 Proxy Statement, all of which are incorporated into this Item by reference: “The Compensation Committee,” “Compensation Committee Interlocks & Insider Participation,” “Compensation Discussion & Analysis,” “Recent Compensation,” “Post-Employment Compensation,” “Director Compensation,” “Other Legal

The information called for by this Item is incorporated herein by reference to the following sections of our 2020 Proxy Statement, all of which are incorporated into this Item by reference: “The Compensation Committee,” “Compensation Committee Interlocks & Insider Participation,” “Compensation Discussion & Analysis,” “Recent Compensation,” “Post-Employment Compensation,” “Director Compensation,” “Other Legal

Disclosures,” and each Appendix to our Proxy Statement referenced in those sections.
The sub-section of our 2020 Proxy Statement captioned “Compensation Risk,” within “The Compensation Committee” section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 221

effect upon us; accordingly, we do not believe that information is required to be provided in this Item. The information required by Item 407(e)(5) of Regulation S-K is provided in our 2020 Proxy Statement within “The Compensation Committee” section under the sub-section captioned “Compensation Committee Report.” As permitted by the instructions for that Item, the information under that sub-section is not “filed” with this report.

-------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
-------------------------------------

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
The table below provides information as of December 31, 2019 regarding shares of our common stock that may be issued under the following plans:

•	Equity Compensation Plan (“ECP”)

•	1997 Employee Stock Option Plan (“1997 Plan”)

•	2002 and 1996 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)

•	2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“2000 Directors’ Plan”)

•
Capital Bank Financial Corp. 2013 Omnibus Compensation Plan; North American Financial Holdings 2010 Equity Incentive Plan; FNB United Corp. 2012 Incentive Plan; and FNB United Corp. 2003 Stock Incentive Plan (“CBF Plans”)

EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2019

		A	B	C
Plan Category		Number of Securities to be Issued upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Col. A)
Equity Compensation Plans Approved by Shareowners	(2)	3,955,852 (3)	$ 14.010/shr	6,350,062
Equity Compensation Plans Not Approved by Shareowners	(4)	975,929 (4)	22.079/shr	-	(4)
Total		4,931,781	$ 15.606/shr	6,350,062

(1)
The numbers of shares covered by stock options and the related option prices have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.

(2)
Consists of the 2000 Directors’ Plans, the ECP, and the CBF Plans. The 2000 Directors’ Plan was approved by shareowners in 2000, and has terminated. The ECP initially was approved by shareowners in 2003, and most recently was re-approved in 2016. The CBF Plans, as to which no new awards will be granted, were approved by shareholders of certain predecessor companies which, directly or indirectly, FHN has acquired.

(3)
Includes 775,188 outstanding options issued under terminated plans approved by shareowners, 45,436 of which directly or indirectly were issued in connection with non-employee director cash deferrals of approximately $0.3 million.

(4)
Consists of the 1997 Plan and the Advisory Board Plans, all of which have terminated. These outstanding options were issued directly or indirectly in connection with employee and advisory board cash deferrals of approximately $5.2 million.

Only the ECP still permits new awards; all other plans have terminated. At December 31, 2019, the total number of shares issuable upon exercise of outstanding options under the ECP was 3,180,664 shares; that number under the terminated plans was 1,751,117 shares. Shares covered by outstanding options are shown in column A. Outstanding equity awards other than options, consisting of unpaid stock units and restricted stock, are not included in any column. In total, 5,208,515 shares are covered by unpaid awards other than options, all granted under the ECP. Of those, 4,736,558 are covered by unvested awards, and 471,957 are covered by awards that have vested but are

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 222

subject to an unfulfilled mandatory deferral period. In addition, there are 277,200 fully vested deferral stock units outstanding that are the result of previously exercised options under terminated plans for which the receipt of the shares was deferred by the employee.
Column C presents the total number of shares available for new awards under the ECP at December 31, 2019, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. Of that total, no more than 4,961,854 shares are available for new awards other than options.
Of the options outstanding at December 31, 2019 (the total under column A), approximately 21% were issued directly or indirectly in connection with employee and director cash deferral elections. We received over many years a total of approximately $5.0 million in employee cash deferrals and $0.5 million in non-employee director and advisory board retainer and meeting fee deferrals related to outstanding deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to employees, directors, or advisory board members since 2004.
Description of Equity Compensation Plans Not Approved by Shareholders
The 1997 Plan
The 1997 Plan was adopted by the Board of Directors in 1996 and terminated in 2007. The 1997 Plan authorized the grant of nonqualified stock options.
Options were granted under the 1997 Plan prior to its termination pursuant to a management option program, covering a wide range of management-level employees. The last management options granted under the 1997 Plan, with seven-year terms, expired in 2014. However, prior to 2005 certain employees could elect to defer a portion of their annual compensation into stock options under the 1997 Plan. Deferral options still outstanding each had 20-year terms. All options still outstanding under the 1997 Plan were issued directly or indirectly in connection with the deferral program.
All deferral options granted under the 1997 Plan had an

exercise price discounted from grant date fair market value: the aggregate exercise price plus the aggregate compensation foregone equaled the aggregate grant date fair market value. Options could be exercised using shares of FHN stock to pay the option price. When an option was exercised with shares, the option holder sometimes received a new (reload) option grant priced at then-current market (without a discount), covering the remainder of the deferral option's term.
As of December 31, 2019, options covering 961,478 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 20,913,696 shares had been exercised during the life of the plan. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.
The Advisory Board Plans
The Advisory Board Plans were adopted by the Board of Directors in 2001 and 1996, and terminated in 2005 and 2002, respectively.
Options granted under the Advisory Board Plans were granted only to regional and advisory board members, or to directors of certain bank affiliates, in any case who were not employees. The options were granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant equaled the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of the option grant. The exercise price plus the amount of fees foregone equaled the fair market value of the stock on the grant date. The options were vested at the grant date. Those granted on or before January 2, 2004 had terms of twenty years.
As of December 31, 2019, options covering 14,451 shares of our common stock were outstanding under the Advisory Board Plans, no shares remained available for future option grants, and options covering 86,662 shares had been exercised during the life of the Plans. The Advisory Board Plans were included as Exhibits 10.1(f) and 10.1(g) to our Form 10-Q for the quarter ended June 30, 2009.

Beneficial Ownership of Corporation Stock

The information required by this Item pursuant to Item 403(a) and (b) of Regulation S-K is incorporated herein by reference to the “Stock Ownership Information” section of our 2020 Proxy Statement.

Change in Control Arrangements

FHN is not aware of any arrangements which may result in a change in control of FHN.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 223

--------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS
--------------------------

The information called for by this Item is incorporated herein by reference to the following sections of our 2020 Proxy Statement, all of which are incorporated into this Item by reference: “Independence & Categorical Standards,” “Approval, Monitoring & Ratification Procedures for Related Party Transactions,” “Transactions with Related Persons,” and “Taylor Arrangements” (within the “Director Compensation Table” section). All other references to the compensation of, and employment arrangements we had with, R. Eugene Taylor that appear in the “Director Compensation” section of our 2020 Proxy Statement similarly are incorporated into this Item by reference. Our independent directors and nominees are identified in the first paragraph of the “Independence” discussion within the “Independence & Categorical Standards” section of our 2020 Proxy Statement.
------------------------------------
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------

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

Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years is incorporated herein by reference to the section of our 2020 Proxy Statement captioned “Vote Item 3-Ratification of Appointment of Auditors.” No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 224

---------------------------------------
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------

The following documents are filed as part of this report:

Financial Statements and Related Reports

Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of our 2019 Financial Statements (Item 8) indicated below.

Item 8 Page	Statement or Report Incorporated into Item 15
113	Report of Management on Internal Control over Financial Reporting
114-116	Reports of Independent Registered Public Accounting Firm
117	Consolidated Statements of Condition as of December 31, 2019 and 2018
118	Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017
119	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
120	Consolidated Statements of Equity for the years ended December 31, 2019, 2018, and 2017
121-122	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
123-217	Notes to Consolidated Financial Statements

Financial Statement Schedules

Not applicable.

Exhibits

In the exhibit table below: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this Report or as a separate disclosure document; and the phrase “2019 named executive officers” refers to those executive officers whose 2019 compensation is described in FHN’s 2020 Proxy Statement.
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

10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
2.1	Agreement and Plan of Merger, dated as of Nov. 3, 2019, by and between First Horizon National Corporation and IBERIABANK Corporation				8-K	2.1	11/7/2019
3.1	Restated Charter of First Horizon National Corporation				8-K	3.1	7/25/2018
3.2	Bylaws of First Horizon National Corporation, as amended and restated effective January 28, 2020				8-K	3.1	2/3/2020
4.1	Deposit Agreement, dated as of January 31, 2013, by and among FHN, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of depositary receipts described therein				8-K	4.1	1/31/2013

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 225

4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
4.3
FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries

	Equity-Based Award Plans
10.1 (a)	Equity Compensation Plan (as amended and restated April 26, 2016)		X	Proxy 2016	App. A	3/14/2016
10.1 (b)	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008		X	10-Q 2Q09	10.2(d)	8/6/2009
10.1 (c)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008		X	10-Q 2Q09	10.1(e)	8/6/2009
	Performance-Based Equity Award Documents
10.2 (a)	Form of Grant Notice for Special Retention Stock Units [2016]		X	10-Q 1Q16	10.6	5/6/2016
10.2 (b)	Form of Grant Notice for Executive Performance Stock Units [2017]		X	10-Q 1Q17	10.1	5/8/2017
10.2 (c)	Form of Grant Notice for Executive Performance Stock Units [2018]		X	10-Q 1Q18	10.1	5/8/2018
10.2 (d)	Form of Grant Notice for Executive Performance Stock Units [2019]		X	10-Q 1Q19	10.1	5/8/2019
	Stock Option Award Documents
10.3 (a)	Form of Agreement To Defer Receipt Of Shares Following Option Exercise		X	10-Q 2Q17	10.1	8/8/2017
10.3 (b)	Form of Stock Option Grant Notice, incorporated by reference to Exhibit 10.5(e) to FHN’s 2004 Annual Report on Form 10-K		X	10-K 2004	10.5(e)	3/14/2005
10.3 (c)	First Tennessee Stock Option Enhancement Program		X	10-K 2006	10.5(o)	2/28/2007
10.3 (d)	Form of Executive Stock Option Grant Notice [2013]		X	10-Q 1Q13	10.2	5/8/2013
10.3 (e)	Form of Grant Notice for Executive Stock Options [2014]		X	10-Q 1Q14	10.3	5/8/2014
10.3 (f)	Form of Grant Notice for Executive Stock Options [2015]		X	10-Q 1Q15	10.2	5/7/2015
10.3 (g)	Form of Grant Notice for Executive Stock Options [2016]		X	10-Q 1Q16	10.2	5/6/2016
10.3 (h)	Form of Grant Notice for Special Retention Stock Options [2016]		X	10-Q 1Q16	10.5	5/6/2016
10.3 (i)	Form of Grant Notice for Executive Stock Options [2017]		X	10-Q 1Q17	10.2	5/8/2017
10.3 (j)	Form of Grant Notice for Executive Stock Options [2018]		X	10-Q 1Q18	10.2	5/8/2018
10.3 (k)	Form of Grant Notice for Executive Stock Options [2019]		X	10-Q 1Q19	10.2	5/8/2019
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Retention Restricted Stock Units [2016]		X	10-Q 1Q16	10.4	5/6/2016
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units [2017]		X	10-Q 1Q17	10.3	5/8/2017
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units [2018]		X	10-Q 1Q18	10.3	5/8/2018
10.4 (d)	Form of Grant Notice for Executive Restricted Stock Units [2019]		X	10-Q 1Q19	10.3	5/8/2019
10.4 (e)	Form of Grant Notice for Special Executive Restricted Stock: IBKC Merger Closing Incentive Award [2019]	X	X
10.4 (f)	Sections of Director Policy pertaining to compensation [revised April 2019]		X	10-Q 1Q19	10.4	5/8/2019
	Management Cash Incentive Plan Documents
10.5 (a)	Management Incentive Plan (as amended and restated April 26, 2016)		X	Proxy 2016	App B	3/14/2016
10.5 (b)	Portions of FTN Financial Incentive Compensation Plan (as amended and restated October 2017) applicable to the annual bonus opportunity of the President-FHN Financial under the Management Incentive Plan; this exhibit applies to that bonus opportunity pursuant to FHN's bylaws, the charter of the Board's Compensation Committee, and action by the Committee taken on July 18, 2006		X	10-Q 3Q17	10.2	11/7/2017

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 226

	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (a)	February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		8-K	10.7 (a2)	2/26/2007
10.6 (b)	Form of Amendment to February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7 (a4)	11/7/2007
10.6 (c)	October 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7 (a5)	11/7/2007
10.6 (d)	Form of Change in Control Severance Agreement offered to executive officers on or after November 14, 2008		X		8-K	10.2	11/24/2008
10.6 (e)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007
10.6 (f)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7 (d2)	2/26/2010
10.6 (g)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (h)	Form of First Horizon National Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (i)	Letter agreement, dated as of November 3, 2019, by and between First Horizon National Corporation and D. Bryan Jordan		X		8-K	10.1	11/7/2019
10.6 (j)	Form of Retention Agreement		X		8-K	10.2	11/7/2019
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1 (a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors and Officers Under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q19	10.1	11/8/2019
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)	Form of FHN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008		X		10-Q 3Q07	10.1(j)	11/7/2007
10.7 (g)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
	Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors	X	X
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Executive Officers	X	X
10.8 (h)	Description of 2020 Salary Rates for 2019 Named Executive Officers	X	X
	Other Exhibits
14	Code of Ethics for Senior Financial Officers				10-K 2008	14	2/26/2009
21	Subsidiaries of First Horizon National Corporation	X
23	Accountant’s Consents	X
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
99.1	Letter agreement, dated as of November 3, 2019, by and between First Horizon National Corporation and Daryl G. Byrd				8-K	99.1	11/7/2019
	XBRL Exhibits
101
The following financial information from First Horizon National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL:
(i) Consolidated Statements of Condition at December 31, 2019 and 2018
(ii) Consolidated Statements of Income for the Years Ended December 31, 2019, 2018, and 2017
(iii)Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017
(iv)Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018, and 2017
(v)Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017
(vi)Notes to the Consolidated Financial Statements
		X
101. INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

--------------------
ITEM 16. FORM 10-K SUMMARY
--------------------

Not applicable.

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 227

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION

Date: February 27, 2020	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date	Signature*	Title	Date
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)	February 27, 2020	William C. Losch III William C. Losch III	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2020
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2020	Kenneth A. Burdick Kenneth A. Burdick	Director	February 27, 2020
John C. Compton John C. Compton	Director	February 27, 2020	Wendy P. Davidson Wendy P. Davidson	Director	February 27, 2020
Mark A. Emkes Mark A. Emkes	Director	February 27, 2020	Peter N. Foss Peter N. Foss	Director	February 27, 2020
Corydon J. Gilchrist Corydon J. Gilchrist	Director	February 27, 2020	Scott M. Niswonger Scott M. Niswonger	Director	February 27, 2020
Vicki R. Palmer Vicki R. Palmer	Director	February 27, 2020	Colin V. Reed Colin V. Reed	Director	February 27, 2020
Cecelia D. Stewart Cecelia D. Stewart	Director	February 27, 2020	Rajesh Subramaniam Rajesh Subramaniam	Director	February 27, 2020
R. Eugene Taylor R. Eugene Taylor	Director	February 27, 2020	Luke Yancy III Luke Yancy III	Director	February 27, 2020

*By: /s/ Clyde A. Billings, Jr.	February 27, 2020
Clyde A. Billings, Jr.
As Attorney-in-Fact

FIRST HORIZON NATIONAL CORP. 2019 FORM 10-K ANNUAL REPORT 228