Form 10-Q
period 2020-03-31
FIRST HORIZON NATIONAL CORP
filed 2020-05-08
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2020
Common Stock, $.625 par value	311,862,565

FIRST HORIZON NATIONAL CORPORATION

---------------------------
PART 1. FINANCIAL INFORMATION
---------------------------

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 1

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	March 31
(Dollars in thousands, except per share amounts)	2020	2019
Assets:
Cash and due from banks	$537,564	$633,728
Federal funds sold	30,050	46,536
Securities purchased under agreements to resell (Note 15)	562,435	586,629
Total cash and cash equivalents	1,130,049	1,266,893
Interest-bearing cash	670,525	482,405
Trading securities	1,877,514	1,346,207
Loans held-for-sale (a)	595,601	593,790
Securities available-for-sale (Note 3)	4,544,907	4,445,403
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	33,378,303	31,061,111
Less: Allowance for loan losses (Note 5)	444,490	200,307
Total net loans	32,933,813	30,860,804
Goodwill (Note 6)	1,432,787	1,432,787
Other intangible assets, net (Note 6)	124,892	130,200
Fixed income receivables	180,569	40,114
Premises and equipment, net (March 31, 2020 and December 31, 2019 include $7.5 million and $9.7 million, respectively, classified as held-for-sale)	447,812	455,006
Other real estate owned (“OREO”) (c)	15,837	17,838
Derivative assets (Note 14)	696,250	183,115
Other assets	2,536,822	2,046,338
Total assets	$47,197,378	$43,310,900
Liabilities and equity:
Deposits:
Savings	$13,860,342	$11,664,906
Time deposits, net	3,058,198	3,618,337
Other interest-bearing deposits	8,561,302	8,717,341
Interest-bearing	25,479,842	24,000,584
Noninterest-bearing	8,939,808	8,428,951
Total deposits	34,419,650	32,429,535
Federal funds purchased	476,013	548,344
Securities sold under agreements to repurchase (Note 15)	788,595	716,925
Trading liabilities	452,611	505,581
Other short-term borrowings	4,060,673	2,253,045
Term borrowings	792,751	791,368
Fixed income payables	91,274	49,535
Derivative liabilities (Note 14)	234,984	67,480
Other liabilities	825,247	873,079
Total liabilities	42,141,798	38,234,892
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Series A, non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (shares authorized - 1,000; shares issued - 1,000 on March 31, 2020 and December 31, 2019)	95,624	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 311,862,565 on March 31, 2020 and 311,469,056 on December 31, 2019)	194,914	194,668
Capital surplus	2,938,670	2,931,451
Undivided profits	1,667,105	1,798,442
Accumulated other comprehensive loss, net (Note 8)	(136,164)	(239,608)
Total First Horizon National Corporation Shareholders’ Equity	4,760,149	4,780,577
Noncontrolling interest	295,431	295,431
Total equity	5,055,580	5,076,008
Total liabilities and equity	$47,197,378	$43,310,900
See accompanying notes to consolidated condensed financial statements.

(a)	March 31, 2020 and December 31, 2019 include $4.7 million and $6.8 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)	March 31, 2020 and December 31, 2019 include $20.8 million and $18.8 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	March 31, 2020 and December 31, 2019 include $7.8 million and $9.2 million, respectively, of foreclosed residential real estate.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 2

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2020	2019
Interest income:
Interest and fees on loans	$326,599	$331,938
Interest on investment securities available-for-sale	27,756	31,843
Interest on investment securities held-to-maturity	131	131
Interest on loans held-for-sale	6,899	9,877
Interest on trading securities	13,117	13,548
Interest on other earning assets	3,866	13,278
Total interest income	378,368	400,615
Interest expense:
Interest on deposits:
Savings	26,333	39,914
Time deposits	13,943	20,254
Other interest-bearing deposits	14,213	22,042
Interest on trading liabilities	3,292	2,816
Interest on short-term borrowings	9,864	6,744
Interest on term borrowings	7,921	14,337
Total interest expense	75,566	106,107
Net interest income	302,802	294,508
Provision/(provision credit) for loan losses	145,000	9,000
Net interest income after provision/(provision credit) for loan losses	157,802	285,508
Noninterest income:
Fixed income	95,635	53,749
Deposit transactions and cash management	30,290	31,621
Brokerage, management fees and commissions	15,405	12,633
Bankcard income	7,253	6,952
Trust services and investment management	7,195	7,026
Bank-owned life insurance ("BOLI")	4,589	4,402
Equity securities gains/(losses), net (Note 3)	25	31
All other income and commissions (Note 7)	14,364	24,631
Total noninterest income	174,756	141,045
Adjusted gross income after provision/(provision credit) for loan losses	332,558	426,553
Noninterest expense:
Employee compensation, incentives, and benefits	183,470	177,925
Occupancy	19,563	20,693
Computer software	16,027	15,139
Operations services	11,692	11,488
Equipment rentals, depreciation, and maintenance	8,552	8,829
Advertising and public relations	7,456	7,242
Professional fees	6,996	12,299
FDIC premium expense	6,742	4,273
Communications and courier	5,528	6,453
Amortization of intangible assets	5,308	6,216
Contract employment and outsourcing	4,936	3,371
Legal fees	1,823	2,831
All other expense (Note 7)	33,226	19,331
Total noninterest expense	311,319	296,090
Income/(loss) before income taxes	21,239	130,463
Provision/(benefit) for income taxes	4,767	27,058
Net income/(loss)	$16,472	$103,405
Net income attributable to noncontrolling interest	2,852	2,820
Net income/(loss) attributable to controlling interest	$13,620	$100,585
Preferred stock dividends	1,550	1,550
Net income/(loss) available to common shareholders	$12,070	$99,035
Basic earnings/(loss) per share (Note 9)	$0.04	$0.31
Diluted earnings/(loss) per share (Note 9)	$0.04	$0.31
Weighted average common shares (Note 9)	311,597	317,435
Diluted average common shares (Note 9)	313,170	319,581

Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 3

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2020	2019
Net income/(loss)	$16,472	$103,405
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	88,278	48,615
Net unrealized gains/(losses) on cash flow hedges	13,061	5,387
Net unrealized gains/(losses) on pension and other postretirement plans	2,105	1,463
Other comprehensive income/(loss)	103,444	55,465
Comprehensive income	119,916	158,870
Comprehensive income attributable to noncontrolling interest	2,852	2,820
Comprehensive income attributable to controlling interest	$117,064	$156,050
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$28,787	$15,958
Net unrealized gains/(losses) on cash flow hedges	4,260	1,768
Net unrealized gains/(losses) on pension and other postretirement plans	686	480
See accompanying notes to consolidated condensed financial statements.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 4

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

First Horizon National Corporation
Three months ended March 31, 2020
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2019	311,469	$5,076,008	$95,624	$194,668	$2,931,451	$1,798,442	$(239,608)	$295,431
Adjustment to reflect adoption of ASU 2016-13	—	(96,057)	—	—	—	(96,057)	—	—
Beginning balance, as adjusted	311,469	4,979,951	95,624	194,668	2,931,451	1,702,385	(239,608)	295,431
Net income/(loss)	—	16,472	—	—	—	13,620	—	2,852
Other comprehensive income/(loss)	—	103,444	—	—	—	—	103,444	—
Comprehensive income/(loss)	—	119,916	—	—	—	13,620	103,444	2,852
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.15 per share)	—	(47,350)	—	—	—	(47,350)	—	—
Common stock repurchased	(141)	(2,064)	—	(88)	(1,976)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	652	4,140	—	407	3,733	—	—	—
Stock-based compensation expense	—	7,281	—	—	7,281	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,852)	—	—	—	—	—	(2,852)
Other (b)	(117)	(1,892)	—	(73)	(1,819)	—	—	—
Balance, March 31, 2020	311,863	$5,055,580	$95,624	$194,914	$2,938,670	$1,667,105	$(136,164)	$295,431

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Represents shares canceled in connection with the resolution of remaining Capital Bank Financial Corporation ("CBF") dissenters' appraisal process.

Three months ended March 31, 2019
(Dollars and shares in thousands, except per share data) (unaudited)	Common Shares	Total	Preferred Stock	Common Stock	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest
Balance, December 31, 2018	318,573	$4,785,380	$95,624	$199,108	$3,029,425	$1,542,408	$(376,616)	$295,431
Adjustment to reflect adoption of ASU 2016-02	—	(1,011)	—	—	—	(1,011)	—	—
Beginning balance, as adjusted	318,573	4,784,369	95,624	199,108	3,029,425	1,541,397	(376,616)	295,431
Net income/(loss)	—	103,405	—	—	—	100,585	—	2,820
Other comprehensive income/(loss)	—	55,465	—	—	—	—	55,465	—
Comprehensive income/(loss)	—	158,870	—	—	—	100,585	55,465	2,820
Cash dividends declared:
Preferred stock ($1,550 per share)	—	(1,550)	—	—	—	(1,550)	—	—
Common stock ($.14 per share)	—	(44,864)	—	—	—	(44,864)	—	—
Common stock repurchased (b)	(3,594)	(53,436)	—	(2,246)	(51,190)	—	—	—
Common stock issued for:
Stock options and restricted stock - equity awards	382	520	—	239	281	—	—	—
Stock-based compensation expense	—	5,432	—	—	5,432	—	—	—
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	(2,820)	—	—	—	—	—	(2,820)
Balance, March 31, 2019	315,361	$4,846,521	$95,624	$197,101	$2,983,948	$1,595,568	$(321,151)	$295,431

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Includes $51.5 million repurchased under share repurchase programs.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 5

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Three months ended March 31
(Dollars in thousands) (Unaudited)	2020	2019
Operating Activities
Net income/(loss)	$16,472	$103,405
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	145,000	9,000
Provision/(benefit) for deferred income taxes	(18,600)	7,238
Depreciation and amortization of premises and equipment	10,516	11,400
Amortization of intangible assets	5,308	6,216
Net other amortization and accretion	3,664	1,257
Net (increase)/decrease in derivatives	(323,845)	(51,821)
Fair value adjustment on interest-only strips	1,295	1,258
(Gains)/losses and write-downs on OREO, net	(68)	(290)
Stock-based compensation expense	7,281	5,432
Equity securities (gains)/losses, net	(25)	(31)
Net (gains)/losses on sale/disposal of fixed assets	458	(42)
(Gain)/loss on BOLI	366	(1,032)
Loans held-for-sale:
Purchases and originations	(587,593)	(513,788)
Gross proceeds from settlements and sales	180,810	135,855
(Gain)/loss due to fair value adjustments and other	(1,129)	19,291
Net (increase)/decrease in:
Trading securities	(133,755)	192,101
Fixed income receivables	(140,455)	(7,921)
Interest receivable	(1,089)	(5,970)
Other assets	(477,645)	56,985
Net increase/(decrease) in:
Trading liabilities	(52,970)	94,289
Fixed income payables	41,739	90,718
Interest payable	(8,882)	16,570
Other liabilities	(66,858)	(47,631)
Total adjustments	(1,416,477)	19,084
Net cash provided/(used) by operating activities	(1,400,005)	122,489
Investing Activities
Available-for-sale securities:
Sales	8,703	13,012
Maturities	224,406	157,502
Purchases	(213,950)	(83,512)
Premises and equipment:
Sales	2,185	4,080
Purchases	(7,603)	(6,995)
Proceeds from sales of OREO	3,185	3,791
Proceeds from BOLI	1,610	3,208
Net (increase)/decrease in:
Loans	(2,312,423)	(448,321)
Interests retained from securitizations classified as trading securities	64	148
Interest-bearing cash	(188,120)	264,357
Net cash provided/(used) by investing activities	(2,481,943)	(92,730)
Financing Activities
Common stock:
Stock options exercised	4,144	520
Cash dividends paid	(44,077)	(38,759)
Repurchase of shares (a)	(2,064)	(53,436)
Cancellation of common shares (b)	(1,892)	—
Cash dividends paid - preferred stock - noncontrolling interest	(2,883)	(2,883)
Cash dividends paid - Series A preferred stock	(1,550)	(1,550)
Term borrowings:
Payments/maturities	—	(1,179)
Increases in restricted and secured term borrowings	(3,656)	3,120

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 6

Net increase/(decrease) in:
Deposits	1,990,115	(220,104)
Short-term borrowings	1,806,967	92,057
Net cash provided/(used) by financing activities	3,745,104	(222,214)
Net increase/(decrease) in cash and cash equivalents	(136,844)	(192,455)
Cash and cash equivalents at beginning of period	1,266,893	1,405,325
Cash and cash equivalents at end of period	$1,130,049	$1,212,870
Supplemental Disclosures
Total interest paid	$83,866	$88,774
Total taxes paid	5,240	1,008
Total taxes refunded	2	27,522
Transfer from loans to OREO	1,116	1,607
Transfer from loans HFS to trading securities	397,616	425,808
See accompanying notes to consolidated condensed financial statements.
(a) 2019 includes $51.5 million repurchased under share repurchase programs.
(b) Represents shares canceled in connection with the resolution of remaining CBF dissenters' appraisal process.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 7

Notes to the Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated condensed financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2020 period are not necessarily indicative of the results that may be expected going forward. For further information, refer to the audited consolidated financial statements in Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

See Note 1– Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019, for a discussion of FHN's key revenues.

Contract Balances. As of March 31, 2020, accounts receivable related to products and services on non-interest income were $8.4 million. For the three months ended March 31, 2020, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statements of Condition as of March 31, 2020. Credit risk is assessed on these accounts receivable each reporting period and the amount of estimated uncollectible receivables is not significant.

Transaction Price Allocated to Remaining Performance Obligations. For the three months ended March 31, 2020, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

Refer to Note 12– Business Segment Information for a reconciliation of disaggregated revenue by major product line and reportable segment.

Debt Investment Securities. Debt securities that may be sold prior to maturity are classified as available-for-sale (“AFS”) and are carried at fair value. The unrealized gains and losses on debt securities AFS, including securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Condensed Statements of Comprehensive Income. Debt securities which management has the intent and ability to hold to maturity (“HTM”) are reported at amortized cost. Interest-only strips that are classified as securities AFS are valued at elected fair value. See Note 16 - Fair Value of Assets and Liabilities for additional information. Realized gains and losses (i.e., from sales) for debt investment securities are determined by the specific identification method and reported in noninterest income.

In periods subsequent to 2019, the evaluation of credit risk for HTM debt securities mirrors the process described below for loans held-for-investment. AFS debt securities are reviewed for potential credit impairment at the individual security level. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads. Credit losses for AFS debt securities are generally recognized through establishment of an allowance for credit losses that cannot exceed the amount by which amortized cost exceeds fair value. Charge offs are recorded as reductions of the security’s amortized cost and the credit allowance. Subsequent improvements in estimated credit losses result in reduction of the credit allowance, but not beyond zero. However, if FHN has the intent to sell or if it is more-likely-than-not that it will be compelled to sell a security with an unrecognized loss, the difference between the security's carrying value and fair value is recognized

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 8

Note 1 – Financial Information (Continued)

through earnings and a new amortized cost basis is established for the security (i.e., no allowance for credit losses is recognized).
FHN has elected to exclude accrued interest receivable (“AIR”) from the fair value and amortized cost basis on AFS debt securities when assessing whether these securities have experienced credit impairment. Additionally, FHN has elected to not measure an allowance for credit losses on AIR for AFS debt securities based on its policy to write off uncollectible interest in a timely manner, which generally occurs when delinquency reaches no more than 90 days for all security types. Any such write offs are recognized as a reduction of interest income. AIR for AFS debt securities is included within Other assets in the Consolidated Condensed Statement of Condition.
In periods prior to 2020, both AFS and HTM securities were reviewed quarterly for possible other-than-temporary impairment (“OTTI”). The review included an analysis of the facts and circumstances of each individual investment such as the degree of loss, the length of time the fair value had been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and FHN’s intent and ability to hold the security.
Declines in value judged to be other-than-temporary (“OTTI”) based on FHN’s analysis of the facts and circumstances related to an individual investment, including securities that FHN had the intent to sell, were determined by the specific identification method. For HTM debt securities, OTTI recognized was typically credit-related and was reported in noninterest income. For impaired AFS debt securities that FHN did not intend to sell and was not required to sell prior to recovery but for which credit losses existed, the OTTI recognized was allocated between the total impairment related to credit losses which was reported in noninterest income, and the impairment related to all other factors which was excluded from earnings and reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Condensed Statements of Comprehensive Income.
Fed Funds Sold and Purchased. Fed funds sold and purchased represent unsecured overnight funding arrangements between participants in the Federal Reserve system primarily to assist banks in meeting their regulatory cash reserve requirements. Fed Funds sold are evaluated for credit risk each reporting period. Due to the short duration of each transaction and the history of no credit losses, no credit loss has been recognized.
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
FHN’s fixed income business utilizes securities borrowing arrangements as part of its trading operations. Securities borrowing transactions generally require FHN to deposit cash with the securities lender. The amount of cash advanced is recorded within Securities purchased under agreements to resell in the Consolidated Condensed Statements of Condition. These transactions are not considered purchases and the securities borrowed are not recognized by FHN. FHN does not conduct securities lending transactions.
Securities purchased under agreements to resell and securities borrowing arrangements are evaluated for credit risk each reporting period. As presented in Note 15 - Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, these agreements are collateralized by the related securities and collateral maintenance provisions with counterparties, including replenishment and adjustment on a transaction specific basis. This collateral includes both the securities collateral for each transaction as well as offsetting securities sold under agreements to repurchase with the same counterparty. Given the history of no credit losses and collateralized nature of these transactions, no credit loss has been recognized.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 9

Note 1 – Financial Information (Continued)

FHN has elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis on for its held-for-investment loan portfolio. FHN has also elected to not measure an allowance for credit losses on AIR for loans held-for-investment based on its policy to write off uncollectible interest in a timely manner, which occurs when a loan is placed on nonaccrual status. Such write offs are recognized as a reduction of interest income. AIR for held-for-investment loans is included within Other assets in the Consolidated Condensed Statements of Condition.

Purchased Credit-Deteriorated Loans. Subsequent to 2019, FHN evaluates all acquired loans to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination (“PCD loans”). PCD loans can be identified on either an 1) individual or 2) pooled basis when the loans share similar risk characteristics. FHN evaluates various absolute factors to assist in the identification of PCD loans, including criteria such as, existing PCD status, risk rating of special mention or lower, nonaccrual or impaired status, identification of prior TDRs, and delinquency status. FHN also utilizes relative factors to identify PCD loans such as commercial loan grade migration, expansion of borrower credit spreads, declines in external risk ratings and changes in consumer loan characteristics (e.g., FICO decline or LTV increase). In addition, factors reflective of broad economic considerations are also considered in identifying PCD loans. These include industry, collateral type, and geographic location for the borrower’s operations. Internal factors for origination of new loans that are similar to the acquired loans are also evaluated to assess loans for PCD status, including increases in required yields, necessity of borrowers’ providing additional collateral and/or guarantees and changes in acceptable loan duration. Other indicators may also be used to evaluate loans for PCD status depending on borrower-specific communications and actions, such public statements, initiation of loan modification discussions and obtaining emergency funding from alternate sources.
Upon acquisition, the expected credit losses are allocated to the purchase price of individual PCD loans to determine each individual assets amortized cost basis, typically resulting in a reduction of the discount that is accreted prospectively to interest income. At the acquisition date and prospectively, only the unpaid principal balance is incorporated within the estimation of expected credit losses for PCD loans. Otherwise, the process for estimate of expected credit losses is consistent with that discussed below. As discussed below FHN applies undiscounted cash flow methodologies for the estimation of expected credit losses, which results in the calculated amount of credit losses at acquisition that is added to the amortized cost basis of the related PCD loans to exceed the discounted value of estimated credit losses included in the loan valuation.

Purchased Credit-Impaired Loans. Prior to 2020, ASC 310-30 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” established guidance for acquired loans that exhibited deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal was not reasonably assured (“PCI loans”). PCI loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows included all contractually expected amounts (including interest) and incorporated an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated into pools with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools was based upon common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Each PCI pool was accounted for as a single unit.
Accretable yield was initially established at acquisition and is the excess of cash flows expected at acquisition over the initial investment in the loan and was recognized in interest income over the remaining life of the loan, or pool of loans. Nonaccretable difference was initially established at acquisition and was the difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition. FHN estimated expected cash flows for PCI loans on a quarterly basis. Increases in expected cash flows from the last measurement resulted in reversal of any nonaccretable difference (or allowance for loan losses to the extent any has previously been recorded) with a prospective positive impact on interest income. Decreases to the expected cash flows resulted in an increase in the allowance for loan losses through provision expense.
FHN did not report PCI loans as nonperforming loans due to the accretion of interest income. Additionally, PCI loans that have been pooled and subsequently modified were not reported as troubled debt restructurings since the pool was the unit of measurement.
Subsequent to 2019, PCI loans have transitioned to purchased-credit-deteriorated status and are accounted for as discussed above.
Allowance for Loan Losses. The nature of the process by which FHN determines the appropriate ALLL requires the exercise of considerable judgment. See Note 5 - Allowance for Loan Losses for a discussion of FHN’s ALLL methodology and a description of the models utilized in the estimation process for the commercial and consumer loan portfolios. The discussion herein reflects periods before and after implementation of a change in credit loss estimation processes that was effective January 1, 2020.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 10

Note 1 – Financial Information (Continued)

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
Subsequent to 2019
The ALLL is maintained at a level that management determines is sufficient to absorb current expected credit losses (“CECL”) in the loan portfolio. Management uses analytical models to estimate expected credit losses in the loan portfolio as of the balance sheet date. The models are carefully reviewed to identify trends that may not be captured in the modeled loss estimates. Management uses qualitative adjustments for those items not reflected in the modeled loss information such as recent changes from the macroeconomic forecasts utilized in model calculations, results of additional stressed modeling scenarios, observed and/or expected changes affecting borrowers in specific industries or geographic areas, exposure to large lending relationships and expected recoveries of prior charge offs.
The ALLL is increased by the provision for loan losses and is decreased by loan charge-offs. The ALLL is determined in accordance with ASC 326-20 "Financial Instruments - Credit Losses.” Credit loss estimation is based on the amortized cost of Loans, net, which includes the following:
1. Unpaid principal balance for originated assets or acquisition price for purchased assets
2. Accrued interest (see elections discussed previously)
3. Accretion or amortization of premium, discount, and net deferred fees or costs
4. Collection of cash
5. Charge-offs
6. Foreign exchange adjustments (none for FHN)
7. Fair value hedge accounting adjustments (none for FHN)

Premiums, discounts and net deferred origination costs/fees affect the calculated amount of expected credit losses but they are not considered when determining the amount of expected credit losses that are recorded.
Under CECL, loans must be pooled when they share similar risk characteristics with other loans. Loans that do not share similar risk characteristics are evaluated individually. Expected credit loss is estimated for the remaining life of loan(s), which is limited to the remaining contractual term(s), adjusted for prepayment estimates, which are included as separate inputs into modeled loss estimates. Renewals and extensions are not anticipated unless they are included in existing loan documentation and are not unconditionally cancellable by the lender. However, losses are estimated over the estimated remaining life of reasonably expected TDRs which can extend beyond the current remaining contractual term.
Estimates of expected credit losses incorporate consideration of available information that is relevant to assessing the collectability of future cash flows. This includes internal and external information relating to past events, current conditions and reasonable and supportable forecasts of future conditions. FHN utilizes internal historical loss information as the initial point for estimating expected credit losses. Given the duration of historical information available, FHN considers its internal loss history to fully incorporate the effects of prior credit cycles. The historical loss information may be adjusted in situations where current loan characteristics (e.g., underwriting criteria) differ from those in existence at the time the historical losses occurred. Historical loss information is also adjusted for differences in economic conditions, macroeconomic forecasts and other factors management considers relevant over a period extending beyond the measurement date which is considered reasonable and supportable. This reasonable and supportable period is followed by a reversion period after which loss estimates are based on long-term historical loss averages.
FHN generally measures expected credit losses using undiscounted cash flow methodologies. Credit enhancements (e.g., guarantors) are considered in the estimation of uncollectible cash flows. Estimation of expected credit losses for loan agreements involving collateral maintenance provisions include consideration of the value of the collateral and replenishment requirements, with the maximum loss limited to the difference between the amortized cost of the loan and the fair value of the collateral. Expected credit losses for loans for which foreclosure is probable are measured at the fair value of collateral, less estimated costs to sell when disposition through sale is anticipated. Additionally, certain loans are valued at the fair value of collateral when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. Expected credit losses for TDRs are measured in accordance with ASC 310-40, which generally requires a discounted cash flow methodology, whereby the loans are measured based on the present value of expected future payments discounted at the loan’s original effective interest rate.
Expected recoveries of previously charged-off amounts are also included as a qualitative adjustment in the estimation of expected credit losses, which reduces the amount of the allowance recognized. Estimates of recoveries on previously charged-off assets included in the valuation account do not exceed the aggregate of amounts previously written off and expected to be written off.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 11

Note 1 – Financial Information (Continued)

Since CECL requires estimation of credit for the entire expected life of loans, loss estimates are highly sensitive to changes in macroeconomic forecasts, especially when those forecasts change dramatically in short time periods. Additionally, under CECL credit loss estimates are more likely to increase rapidly in periods of loan growth.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable by FHN. The measurement of expected credit losses for unfunded commitments mirrors that of loans with the additional estimate of future draw rates (timing and amount).
Prior to 2020
The ALLL was maintained at a level that management determined was sufficient to absorb estimated probable incurred losses in the loan portfolio. The ALLL was increased by the provision for loan losses and loan recoveries and was decreased by loan charge-offs. The ALLL was determined in accordance with ASC 450-20-50 "Contingencies - Accruals for Loss Contingencies" and was composed of reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer and commercial loans. The reserve factors applied to these pools were an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics. Additionally, the ALLL included specific reserves established in accordance with ASC 310-10-35 for loans determined by management to be individually impaired as well as reserves associated with PCI loans. Management used analytical models to estimate probable incurred losses in the loan portfolio as of the balance sheet date. The models, which were primarily driven by historical losses, were carefully reviewed to identify trends that may not have been captured in the historical loss factors used in the models. Management used qualitative adjustments for those items not yet captured in the models like then-current events, recent trends in the portfolio, current underwriting guidelines, and local and macroeconomic trends, among other things.
Key components of the estimation process were as follows: (1) commercial loans determined by management to be individually impaired loans were evaluated individually and specific reserves were determined based on the difference between the outstanding loan amount and the estimated net realizable value of the collateral (if collateral dependent), the present value of expected future cash flows or by observable market prices; (2) individual commercial loans not considered to be individually impaired were segmented based on similar credit risk characteristics and evaluated on a pool basis; (3) reserve rates for the commercial segment were calculated based on historical net charge-offs and were subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends);

(4) management’s estimate of probable incurred losses reflected the reserve rates applied against the balance of loans in the commercial segment of the loan portfolio; (5) consumer loans were generally segmented based on loan type; (6) reserve amounts for each consumer portfolio segment were calculated using analytical models based on delinquency trends and net loss experience and were subject to adjustment by management to reflect current events, trends, and conditions (including economic considerations and trends); and (7) the reserve amount for each consumer portfolio segment reflected management’s estimate of probable incurred losses in the consumer segment of the loan portfolio.
Impairment related to individually impaired loans was measured in accordance with ASC 310-10. All commercial portfolio segments, commercial TDRs and other individually impaired commercial loans were measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the net realizable value (collateral value less estimated costs to sell). Impaired loans also included consumer TDRs.

Summary of Accounting Changes. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which revises the measurement and recognition of credit losses for assets measured at amortized cost (e.g., HTM loans and debt securities) and AFS debt securities. Under ASU 2016-13, for assets measured at amortized cost, the current expected credit loss (“CECL”) is measured as the difference between amortized cost and the net amount expected to be collected. This represents a departure from prior GAAP as the “incurred loss” methodology for recognizing credit losses delayed recognition until it was probable a loss had been incurred. Under CECL the full amount of expected credit losses will be recognized at the time of loan origination. The measurement of current expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, current disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. ASU 2016-13 leaves the methodology for measuring credit losses on AFS debt securities largely unchanged, with the maximum credit loss representing the difference between amortized cost and fair value. However, such credit losses are recognized through an allowance for credit losses, which permits recovery of previously recognized credit losses if circumstances change.

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 12

Note 1 – Financial Information (Continued)

origination (“PCD assets”). For PCD assets, the initial allowance for credit losses is added to the purchase price. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for PCD assets. Interest income for PCD assets is recognized based on the effective interest rate, excluding the discount embedded in the purchase price that is attributable to the acquirer’s assessment of credit losses at acquisition. Previously, credit losses for purchased credit-impaired assets were included in the initial basis of the assets with subsequent declines in credit resulting in expense while subsequent improvements in credit were reflected as an increase in the future yield from the assets. For non-PCD assets, expected credit losses are recognized through earnings upon acquisition and the entire premium or discount accreted to interest income over the remaining life of the loan. Credit allowances for acquired non-PCD assets are established through immediate recognition of credit loss expense (similar to originated loans) and do not consider purchase discounts related to estimated credit losses.

The provisions of ASU 2016-13 were generally adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption are recorded in earnings when received. A prospective transition approach was used for existing PCD assets where, upon adoption, the amortized cost basis was increased to offset the initial recognition of the allowance for credit losses. Thus, an entity was not be required to reassess its purchased financial assets that existed as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than-insignificant credit deterioration since origination. An entity accretes the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. FHN’s most significant implementation activities included review of loan portfolio segments and classes, identification and evaluation of collateral dependent loans and loans secured by collateral replenishment arrangements, selection of measurement methodologies and related model development, data accumulation and verification, development of loan life estimates, identification of reasonable and supportable forecast periods, selection of time lines and methods for reversion to unadjusted historical information, multiple preliminary analysis including parallel runs against existing loan loss estimation processes, and design and evaluation of internal controls over the new estimation processes. FHN utilizes undiscounted cash flow methods for loans except for troubled debt restructurings, which require use of discounted cash flow methodologies.

A significant portion of the adoption impact for ASU 2016-13 relates to increased reserves within the consumer portfolios, given the longer contractual maturities associated with many of these products as well as increased reserves for acquired loans that previously considered purchase discounts. Based on its implementation efforts, FHN recorded the following adoption adjustments effective January 1, 2020.

(Dollars in thousands)	January 1, 2020
Loans, net of unearned income (a)	$2,980
Allowance for loan losses	(106,394)
Other assets (deferred taxes)	31,330
Total assets	$(72,084)

Other liabilities (unfunded commitments)	$23,973
Undivided profits	(96,057)
Total liabilities and equity	$(72,084)
(a) The effect on loans represents the increase in amortized cost for recognition of the allowance for credit losses on PCD loans.

FHN also assessed several asset classes other than loans that are within the scope of CECL and determined that the adoption effects for the change in measurement of credit risk were minimal for these classes. This includes Fed funds sold which have no history of credit losses due to their short (typically overnight) duration and counterparty risk assessment processes. This also includes securities borrowed and securities purchased under agreements to resell which have collateral maintenance agreements that incorporate master netting provisions resulting in minimal uncollateralized positions as of any date as evidenced by the disclosures provided in Note 15 - Master Netting and Similar Agreements-Repurchase, Reverse Repurchase, and Securities Borrowing Transactions. Additionally, FHN also evaluated the composition of its AFS securities and determined that the changes in ASU 2016-13 did not have an effect on the current portfolio.

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which provides an election to either 1) not measure or 2) measure separately an allowance for credit losses for accrued interest receivable (“AIR"). Entities electing to not measure an allowance for AIR must write off uncollectible

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 13

Note 1 – Financial Information (Continued)

interest in a timely manner. Additionally, an election is provided for the write off of uncollectible interest to be recorded either as a reversal of interest income or a charge against the allowance for credit losses or a combination of both. Disclosures are required depending upon which elections are made.

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

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses, Targeted Transition Relief,” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis that are in the scope of ASU 2016-13, applied on an instrument-by-instrument basis. The fair value option election does not apply to HTM debt securities. The effective date and transition requirements for ASU 2019-05 are consistent with the requirements for ASU 2016-13. FHN did not elect to apply the fair value option to any asset classes that are in scope for CECL.

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 14

Note 1 – Financial Information (Continued)

On March 22, 2020, The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau issued guidance (the “Interagency Guidance”) that interprets, but does not suspend, ASC 310-40 related to the identification of troubled debt restructurings (“TDRs”). Also on that day, the FASB issued a statement indicating that the Interagency Guidance had been developed in consultation with the staff of the FASB who concurred in the approach.

The Interagency Guidance indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either 1) short-term (e.g., six months) modifications are made in response to the economic effects of the Coronavirus disease 2019 (“COVID-19”) pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or 2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty. Consistent with this perspective, financial institutions are generally not expected to designate loans with deferrals granted due to COVID-19 as past due or nonaccrual because of a deferral.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides relief from certain requirements under U.S. GAAP. Section 4013 of the CARES Act provides entities optional temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40 in certain situations. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if 1) the borrower was not more than 30 days past due as of December 31, 2019, and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The CARES provisions apply to loan modifications relating to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to COVID-19 ends.

On April 3, 2020, the Chief Accountant of the SEC issued a statement indicating that the staff would not object to the conclusion that elective application of the provisions of CARES Act are in accordance with GAAP for the periods that such elections are available.

On April 7, 2020, revised Interagency Guidance was issued to reflect the interaction of the CARES Act provisions and the Interagency Guidance, clarifying that the CARES Act guidance can be applied for regulatory purposes. Loan modifications outside the scope of the CARES Act and organizations that elect to not apply the CARES Act guidance should continue to apply ASC 310-40 as interpreted by the Interagency Guidance.

FHN has evaluated the provisions of the CARES Act and the Interagency Guidance related to loan modification programs instituted as a result of the COVID-19 pandemic. FHN’s programs involve the deferral of principal and interest payments, fee waivers and extensions for shorter terms (i.e., 6 months or less) or in response to government modification requirements which are consistent with the terms of the Interagency Guidance. Depending upon the duration and severity of the economic effects of the COVID-19 pandemic, additional loan modification programs may be implemented in the future which will be separately evaluated under the CARES Act and the Interagency Guidance.

Accounting Changes Issued but Not Currently Effective

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides several optional expedients and exceptions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The provisions of ASU 2020-04 primarily affect 1) contract modifications (e.g., loans, leases, debt, and derivatives) made in anticipation that a reference rate (e.g., LIBOR) will be discontinued and 2) the application of hedge accounting for existing relationships affected by those modifications. The provisions of ASU 2020-04 are effective upon release and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. FHN has been identifying contracts affected by reference rate reform and developing modification plans for those contracts. FHN anticipates that it will utilize the optional expedients and exceptions provided by ASU 2020-04 in situations where they mitigate potential accounting outcomes that do not faithfully represent management’s intent or risk management activities which is consistent with the purpose of the standard.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 15

Note 2 – Acquisitions and Divestitures
On November 4, 2019, FHN and IBERIABANK Corporation (“IBKC”) announced that they had entered into an agreement and plan of merger under which IBKC will merge with FHN in a merger-of-equals transaction. IBKC, headquartered in Lafayette, Louisiana, has 319 offices in 12 states, mostly in the southern and southeastern U.S., and has reported $32.2 billion of total assets, $24.5 billion in loans, and $25.5 billion in deposits, at March 31, 2020. IBKC‘s common stock is listed on The NASDAQ Stock Market, LLC under the symbol IBKC. Under the merger agreement, each share of IBKC common stock will be converted into 4.584 shares of FHN common stock. After closing, FHN expects IBKC common shares will be converted into approximately 44 percent of the then-outstanding shares of FHN common stock. The merger agreement requires FHN to expand its board of directors to seventeen persons; after closing, eight board positions will be held by current IBKC directors, and nine will be held by current FHN directors. FHN expects the transaction to close in second quarter 2020, subject to regulatory approvals and other customary conditions. Merger and integration expenses related to the pending merger of equals with IBKC are recorded in FHN’s Corporate segment.
Total merger expenses for the IBKC merger recognized for the three months ended March 31, 2020 are presented in the table below:

Three Months Ended March 31
(Dollars in thousands)	2020
Professional fees (a)	$662
Employee compensation, incentives and benefits (b)	689
Miscellaneous expense (c)	254
Total IBKC acquisition expense	$1,605
(a) Primarily comprised of fees for legal, accounting, and merger consultants.
(b) Primarily comprised of fees for severance and retention.
(c) Primarily comprised of fees for travel and entertainment, contract employment, and other miscellaneous expenses.
On November 8, 2019, FHN announced an agreement for First Horizon Bank to purchase 30 branches from SunTrust Bank in conjunction with SunTrust Banks, Inc.'s merger with BB&T Corporation, which created Truist Financial Corp. As part of the agreement, FHN will assume approximately $2.4 billion of branch deposits for a 3.40 percent deposit premium and purchase approximately $410 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches). FHN expects the purchase to close in third quarter 2020, subject to customary closing conditions.

See Note 2- Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019, for additional information about FHN's other acquisitions.
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 16

Note 2 – Acquisitions and Divestitures (Continued)

Total other merger and integration expense recognized for the three months ended March 31, 2020 and 2019 are presented in the table below:

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Professional fees (a)	$799	$1,867
Employee compensation, incentives and benefits (b)	396	1,517
Contract employment and outsourcing (c)	306	—
Occupancy (d)	(25)	118
Miscellaneous expense (e)	822	1,069
All other expense (f)	1,874	1,089
Total	$4,172	$5,660
Certain previously reported amounts have been reclassified to agree with current presentation.
(a) Primarily comprised of fees for legal, accounting, and merger consultants.
(b) Primarily comprised of fees for severance and retention.
(c) Primarily relates to fees for temporary assistance for merger and integration activities.
(d) Primarily relates to expenses associated with lease exits.
(e) Consists of fees for operations services, communications and courier, equipment rentals, deprecation and maintenance, supplies, travel and entertainment, computer software, and advertising and public relations.
(f) Primarily relates to contract termination charges, internal technology development costs, costs of shareholder matters and asset impairments, as well as other miscellaneous expenses.
In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate. In April 2019, FHN sold a subsidiary acquired as part of the CBF merger in 2017 that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Condensed Statements of Condition.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 17

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued mortgage-backed securities (“MBS”)	2,303,720	98,797	—	2,402,517
Government agency issued collateralized mortgage obligations (“CMO”)	1,578,623	48,320	—	1,626,943
Other U.S. government agencies	366,453	7,268	(1,224)	372,497
Corporates and other debt	40,000	621	—	40,621
States and municipalities	74,578	4,572	(25)	79,125
	$4,363,474	$159,578	$(1,249)	4,521,803
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				23,104
Total securities available-for-sale (b)				$4,544,907
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(176)	$9,824
Total securities held-to-maturity	$10,000	$—	$(176)	$9,824

(a)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value for additional information.

(b)	Includes $4.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	2,316,381	34,692	(2,556)	2,348,517
Government agency issued CMO	1,667,773	9,916	(7,197)	1,670,492
Other U.S. government agencies	303,463	3,750	(1,121)	306,092
Corporates and other debt	40,054	486	—	40,540
States and municipalities	57,232	3,324	(30)	60,526
	$4,385,003	$52,168	$(10,904)	4,426,267
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				19,136
Total securities available-for-sale (b)				$4,445,403
Securities held-to-maturity:
Corporates and other debt	$10,000	$1	$—	$10,001
Total securities held-to-maturity	$10,000	$1	$—	$10,001

(a)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 18

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on March 31, 2020 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$54,958	$55,730
After 1 year; within 5 years	—	—	189,021	195,624
After 5 years; within 10 years	10,000	9,824	3,581	8,480
After 10 years	—	—	233,571	255,613
Subtotal	10,000	9,824	481,131	515,447
Government agency issued MBS and CMO (a)	—	—	3,882,343	4,029,460
Total	$10,000	$9,824	$4,363,474	$4,544,907

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31
(Dollars in thousands)	2020	2019
Gross gains on sales of securities	$—	$—
Gross (losses) on sales of securities	—	—
Net gain/(loss) on sales of securities (a)	$—	$—

(a)	Cash proceeds for the three months ended March 31, 2020 and 2019 were not material.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other U.S. government agencies	$88,334	$(1,224)	$—	$—	$88,334	$(1,224)
States and municipalities	1,466	(25)	—	—	1,466	(25)
Total temporarily impaired securities	$89,800	$(1,249)	$—	$—	$89,800	$(1,249)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$174,983	$(495)	$192,755	$(2,061)	$367,738	$(2,556)
Government agency issued CMO	378,815	(1,970)	361,124	(5,227)	739,939	(7,197)
Other U.S. government agencies	98,471	(1,121)	—	—	98,471	(1,121)
States and municipalities	3,551	(30)	—	—	3,551	(30)
Total temporarily impaired securities	$655,820	$(3,616)	$553,979	$(7,288)	$1,209,799	$(10,904)

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 19

Note 3 – Investment Securities (Continued)

For periods subsequent to 2019, FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $12.3 million as of March 31, 2020. Consistent with its review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
For periods prior to 2020, FHN reviewed debt investment securities that were in unrealized loss positions in accordance with its accounting policy for OTTI and did not consider them other-than-temporarily impaired.

For debt securities with unrealized losses, FHN did not intend to sell them and it is more-likely-than-not that FHN would not be required to sell them prior to recovery. The decline in value was primarily attributable to changes in interest rates and not credit losses.
The carrying amount of equity investments without a readily determinable fair value was $25.9 million and $25.6 million at March 31, 2020 and December 31, 2019, respectively. The year-to-date 2020 and 2019 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized losses of $5.7 million and unrealized gains of $3.4 million were recognized in the three months ended March 31, 2020 and 2019, respectively, for equity investments with readily determinable fair values.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 20

Note 4 – Loans
The following table provides the balance (amortized cost basis) of loans, net of unearned income, by portfolio segment as of March 31, 2020 and December 31, 2019:

	March 31	December 31
(Dollars in thousands)	2020	2019
Commercial:
Commercial, financial, and industrial	$22,124,430	$20,051,091
Commercial real estate	4,639,692	4,337,017
Consumer:
Consumer real estate (a)	6,119,383	6,177,139
Credit card & other	494,798	495,864
Loans, net of unearned income	$33,378,303	$31,061,111
Allowance for loan losses	444,490	200,307
Total net loans	$32,933,813	$30,860,804

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

COMPONENTS OF THE LOAN PORTFOLIO
The loan portfolio is disaggregated into segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute (i.e., amortized cost or purchased credit-impaired), risk characteristics of the loan, and FHN’s method for monitoring and assessing credit risk. Commercial loan portfolio segments include commercial, financial and industrial (“C&I”) and commercial real estate ("CRE"). Commercial classes within C&I include general C&I, loans to mortgage companies ("LMC"), the trust preferred loans (“TRUPS”) (i.e. long-term unsecured loans to bank and insurance-related businesses) portfolio and purchased credit-impaired (“PCI”) loans (for periods prior to 2020). Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Commercial classes within CRE include income CRE, residential CRE and PCI loans (for periods prior to 2020). Consumer loan portfolio segments include consumer real estate, and the credit card and other portfolio. Consumer classes include home equity lines of credit (“HELOCs”), real estate (“R/E”) installment and PCI loans (for periods prior to 2020) within the consumer real estate segment and credit card and other.
Credit Risk Characteristics Inherent in the Loan Portfolio
Credit risk is the risk of loss due to adverse changes in a borrower’s or counterparty’s ability to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding, and asset management activities although lending activities have the most exposure to credit risk. The nature and amount of credit risk depends on the types of transaction, the structure of those transactions, collateral received, the use of guarantors and the parties involved.
FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. FHN’s credit risk function ensures subject matter experts are providing oversight, support and credit approvals, particularly in the specialty lending areas where industry-specific knowledge is required. Management emphasizes general portfolio servicing such that emerging risks are able to be identified early enough to correct potential deficiencies, prevent further credit deterioration, and mitigate credit losses.
Commercial Loans
The C&I portfolio is comprised of loans used for general business purposes. Typical products including working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. FHN utilizes deal teams comprised of relationship managers (RMs), portfolio managers (PMs), credit analysts and other specialists to identify, mitigate, document, and manage ongoing risk. Their function includes enhanced analytical support during loan origination and servicing, monitoring the financial condition of the borrower, and tracking compliance with loan agreements. FHN strives to identify problem assets early through comprehensive policies and guidelines, targeted portfolio reviews, more frequent servicing on lower rated borrowers, and an emphasis on frequent grading.
To the extent a guarantor/sponsor is used to support a commercial lending decision, FHN analyzes capability to pay, factoring in, among other things, liquidity and direct/indirect cash flows. A strong, legally enforceable guaranty can mitigate the risk of default or loss, justify a less severe rating, and consequently reduce the level of allowance or charge-off that might otherwise be deemed appropriate.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 21

Note 4 – Loans (Continued)

Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Approximately 90 percent of the loans to mortgage companies are collateralized with government guaranteed loans. The loans are of short duration with maturities less than one year.
TRUPS loans are long-term unsecured loans to bank and insurance-related businesses. TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are regraded at least quarterly as part of FHN’s commercial loan review process.
Commercial Real Estate loans include financings for commercial construction and nonconstruction loans. The income-producing CRE class contains loans and draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. The residential CRE class includes loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes and on a limited basis, for developing residential subdivisions. Active residential CRE lending is primarily focused in certain core markets with nearly all new originations made to “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder who demonstrates the ability to withstand cyclical downturns, maintains active development and investment activities providing for regular financing opportunities, and is fundamentally sound as evidenced by a prudent loan structure, appropriate covenants and recourse, and capable and willing sponsors in markets with positive homebuilding and economic dynamics. The credit administration and ongoing monitoring of these portfolios consists of multiple internal control processes including stressing a borrower’s or project’s financial capacity utilizing numerous attributes such as interest rates, vacancy, and discount rates. Key information captured from the various portfolios is aggregated and utilized to assist with the assessment and adequacy of the ALLL and to steer portfolio management strategies.
Consumer Loans
The consumer real estate portfolio is primarily comprised of home equity lines and installment loans within FHN’s regional banking segment and jumbo mortgages and one-time-close (“OTC”) completed construction loans in FHN’s non-strategic segment that were originated through pre-2009 mortgage businesses. The corporate segment also includes loans that were previously included in off-balance sheet proprietary securitization trusts that were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Generally performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices. FHN obtains first lien performance information from third parties and through loss mitigation activities, and places a stand-alone second lien loan on nonaccrual if performance issues with the first lien are discovered.
FHN performs continuous HELOC account review processes in order to identify higher-risk home equity lines and initiate preventative and corrective actions. The reviews consider a number of account activity patterns and characteristics such as the number of times delinquent within recent periods, changes in credit bureaus score since origination, scored degradation, performance of the first lien, and account utilization. In accordance with FHN’s interpretation of regulatory guidance, FHN may block future draws on accounts in order to mitigate risk of loss to FHN.
The credit card and other portfolio is primarily comprised of automobile loans, credit card receivables, and other consumer-related credits.
As discussed in Note 1 - Summary of Significant Accounting Policies, the ALLL estimation process was revised on January 1, 2020 to reflect the adoption of ASU 2016-13.  All information contained in the following disclosures reflects the application of requirements from the adoption of ASU 2016-13 for periods after 2019.  Information for periods prior to 2020 has been retained with the content consistent with prior disclosures.
Concentrations
FHN has a concentration of residential real estate loans (19 percent of total loans). Loans to finance and insurance companies total $2.8 billion (13 percent of the C&I portfolio, or 8 percent of the total loans). FHN had loans to mortgage companies totaling $5.7 billion (26 percent of the C&I segment, or 17 percent of total loans) as of March 31, 2020. As a result, 39 percent of the C&I segment is sensitive to impacts on the financial services industry.
Asset Quality Indicators
FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default (“PD”) and the loss given default (“LGD”) for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. This credit grading system is intended to identify and measure the credit quality of the loan portfolio by analyzing the migration of loans between grading categories. PD grades assigned through FHN’s risk rating process are used as a loan level input to inform probability of default forecasts under certain macroeconomic scenarios. Each PD grade corresponds to an estimated one-year default probability percentage; a PD 1 has the lowest expected default

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 22

Note 4 – Loans (Continued)

probability, and probabilities increase as grades progress down the scale. PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16).
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

The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of March 31, 2020:

	C&I
(Dollars in thousands)	2020	2019	2018	2017	2016	prior to 2016 (a)	LMC (b)	Revolving Loans	Revolving Loans converted to term loans (c)	Total
PD Grade:
1	$27,293	$100,359	$125,095	$81,397	$112,175	$117,965	$—	$156,041	$223	$720,548
2	33,244	239,750	95,269	81,542	176,068	112,586	—	108,408	51	846,918
3	15,083	165,433	52,645	96,725	65,932	119,415	1,028,798	219,037	14,042	1,777,110
4	144,129	318,374	155,173	140,516	158,705	149,248	958,145	372,890	277	2,397,457
5	149,048	604,067	306,849	161,921	127,011	228,347	927,946	507,991	14,230	3,027,410
6	187,540	713,579	244,128	241,828	107,498	201,660	1,740,304	801,860	16,485	4,254,882
7	270,190	903,326	395,680	167,749	91,881	156,238	806,853	794,174	447	3,586,538
8	224,670	626,348	217,091	178,183	33,476	115,727	140,372	495,002	7,096	2,037,965
9	128,773	332,262	92,720	91,648	60,522	93,750	68,707	419,388	2,055	1,289,825
10	65,206	128,169	113,744	56,088	60,659	53,920	25,023	191,883	996	695,688
11	29,742	95,269	65,404	64,494	75,508	52,240	—	109,709	3,618	495,984
12	25,376	36,918	46,792	41,370	19,248	28,881	17,766	114,052	1,112	331,515
13	18,233	32,564	12,153	11,247	84,321	39,710	—	63,993	383	262,604
14,15,16	35,268	22,351	51,983	26,586	17,414	14,493	—	124,557	7,242	299,894
Collectively evaluated for impairment	1,353,795	4,318,769	1,974,726	1,441,294	1,190,418	1,484,180	5,713,914	4,478,985	68,257	22,024,338
Individually evaluated for impairment	—	12,771	12,642	14,552	1,827	24,145	—	33,988	167	100,092
Total C&I loans	$1,353,795	$4,331,540	$1,987,368	$1,455,846	$1,192,245	$1,508,325	$5,713,914	$4,512,973	$68,424	$22,124,430

(a)
TRUPS loans were originated prior to 2016. Total balance of TRUPS as of March 31, 2020 is $215.4 million, with $3.3 million in PD 3, $42.4 million in PD 4, $84.5 million in PD 5, $27.3 million in PD 6, $7.4 million in PD 7, $31.9 million in PD 9, and $18.6 million in PD 10.

(b)
LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.

(c)	$14.1 million of C&I loans were converted from revolving to term in first quarter 2020.
FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 23

Note 4 – Loans (Continued)

	Income CRE
(Dollars in thousands)	2020	2019	2018	2017	2016	prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total
PD Grade:
1	$22,307	$—	$398	$—	$130	$1,102	$—	$—	$23,937
2	445	30,859	651	333	1,211	2,410	—	—	35,909
3	62,707	207,828	78,203	75,629	65,898	29,466	68,770	188	588,689
4	65,474	287,116	98,370	122,518	75,032	63,680	934	3,234	716,358
5	192,596	296,099	160,253	233,104	114,572	35,705	36,944	10,729	1,080,002
6	81,162	215,741	143,419	143,142	34,758	133,573	33,021	195	785,011
7	122,282	224,637	140,601	85,853	19,369	35,968	36,633	2,432	667,775
8	15,635	76,102	54,998	15,421	29,382	50,736	6,239	132	248,645
9	25,288	29,485	23,192	27,916	4,169	39,457	38	—	149,545
10	15,437	15,563	7,260	3,805	8,973	17,006	—	150	68,194
11	1,696	19,007	11,372	22,561	3,931	16,481	128	—	75,176
12	—	15,050	2,445	697	554	10,877	71	232	29,926
13	418	9,672	913	2,185	223	1,325	138	—	14,874
14,15,16	7,021	19,536	45	30,449	129	3,635	20,384	—	81,199
Collectively evaluated for impairment	612,468	1,446,695	722,120	763,613	358,331	441,421	203,300	17,292	4,565,240
Individually evaluated for impairment	—	—	—	—	—	163	—	—	163
Total CRE-IP	$612,468	$1,446,695	$722,120	$763,613	$358,331	$441,584	$203,300	$17,292	$4,565,403

	Residential CRE
(Dollars in thousands)	2020	2019	2018	2017	2016	prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total
PD Grade:
1	$—	$—	$—	$—	$—	$23	$—	$—	$23
2	—	—	—	—	—	—	—	—	—
3	—	—	272	175	—	106	—	—	553
4	95	886	—	313	—	124	—	—	1,418
5	—	—	—	—	79	—	—	—	79
6	5,568	6,252	42	338	44	349	—	—	12,593
7	—	527	2,904	1,795	—	190	21,382	—	26,798
8	150	312	463	—	—	153	100	—	1,178
9	—	—	263	—	498	79	—	—	840
10	—	735	266	—	—	77	—	—	1,078
11	3,517	20,693	3,471	161	—	477	—	—	28,319
12	—	—	—	—	—	161	—	—	161
13	1,006	—	45	—	—	9	—	—	1,060
14,15,16	15	28	—	—	—	146	—	—	189
Collectively evaluated for impairment	10,351	29,433	7,726	2,782	621	1,894	21,482	—	74,289
Individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Total CRE-RES	$10,351	$29,433	$7,726	$2,782	$621	$1,894	$21,482	$—	$74,289

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 24

Note 4 – Loans (Continued)

The following table provides the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of December 31, 2019.

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

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate as of March 31, 2020. Within consumer real estate, classes include home equity line of credit ("HELOC") and real estate installment. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as revolving loans converted to term loans. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as a fixed term loan and are classified below in their vintage year from prior to 2016 to 2020. All loans in the following table classified in a vintage year are real estate installment loans.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 25

Note 4 – Loans (Continued)

	Consumer Real Estate
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$134,032	$586,720	$451,497	$438,007	$541,683	$1,346,587	$646,462	$142,848	$4,287,836
FICO score 720-739	25,129	80,851	50,344	42,134	78,632	135,173	75,392	31,629	519,284
FICO score 700-719	10,325	63,306	32,469	36,606	35,111	130,881	58,913	29,201	396,812
FICO score 660-699	27,489	54,870	38,198	33,127	45,329	175,873	80,018	54,440	509,344
FICO score 620-659	1,026	21,260	9,708	11,482	16,651	72,843	28,433	31,527	192,930
FICO score less than 620	339	12,792	9,706	11,477	12,671	91,003	26,318	48,871	213,177
Total	$198,340	$819,799	$591,922	$572,833	$730,077	$1,952,360	$915,536	$338,516	$6,119,383
(a) $9.0 million of HELOC loans were converted from revolving to term in first quarter 2020.

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for other consumer loans as of March 31, 2020.

	Other Consumer
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$9,410	$41,336	$24,423	$12,035	$5,338	$21,272	$176,917	$3,293	$294,024
FICO score 720-739	1,509	6,235	3,799	1,911	1,054	2,954	36,173	709	54,344
FICO score 700-719	2,236	5,986	2,551	2,103	924	2,674	23,185	934	40,593
FICO score 660-699	3,219	8,803	4,355	3,221	1,524	4,041	32,282	1,700	59,145
FICO score 620-659	449	2,760	1,945	912	1,196	2,213	13,020	632	23,127
FICO score less than 620	279	1,458	1,190	752	3,034	4,573	10,781	1,498	23,565
Total	$17,102	$66,578	$38,263	$20,934	$13,070	$37,727	$292,358	$8,766	$494,798
(a) $1.5 million of other consumer loans were converted from revolving to term in first quarter 2020.

The following table reflects the percentage of balances outstanding by average, refreshed FICO scores for the HELOC and real estate installment classes of loans as of December 31, 2019.

	December 31, 2019
(Dollars in thousands)	HELOC	R/E Installment Loans (b)
FICO score 740 or greater	62.0%	71.9%
FICO score 720-739	8.6	8.3
FICO score 700-719	7.6	6.3
FICO score 660-699	10.8	8.1
FICO score 620-659	4.7	2.8
FICO score less than 620 (a)	6.3	2.6
Total	100.0%	100.0%

(a)	For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loan have seasoned.

(b)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 26

Note 4 – Loans (Continued)

Nonaccrual and Past Due Loans
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
The following table reflects accruing and non-accruing loans by class on March 31, 2020:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I (a)	$16,081,865	$17,049	$166	$16,099,080	$60,387	$2,505	$33,189	$96,081	$16,195,161
Loans to mortgage companies	5,713,914	—	—	5,713,914	—	—	—	—	5,713,914
TRUPS (b)	215,355	—	—	215,355	—	—	—	—	215,355
Total commercial (C&I)	22,011,134	17,049	166	22,028,349	60,387	2,505	33,189	96,081	22,124,430
Commercial real estate:
Income CRE	4,562,822	419	—	4,563,241	29	816	1,317	2,162	4,565,403
Residential CRE	74,222	39	—	74,261	—	28	—	28	74,289
Total commercial real estate	4,637,044	458	—	4,637,502	29	844	1,317	2,190	4,639,692
Consumer real estate:
HELOC	1,186,834	10,213	5,828	1,202,875	41,506	3,547	6,124	51,177	1,254,052
R/E installment loans	4,801,281	17,741	6,304	4,825,326	24,162	2,420	13,423	40,005	4,865,331
Total consumer real estate	5,988,115	27,954	12,132	6,028,201	65,668	5,967	19,547	91,182	6,119,383
Credit card & other:
Credit card	189,247	1,893	1,715	192,855	—	—	—	—	192,855
Other	300,308	1,144	131	301,583	153	38	169	360	301,943
Total credit card & other	489,555	3,037	1,846	494,438	153	38	169	360	494,798
Total loans, net of unearned income	$33,125,848	$48,498	$14,144	$33,188,490	$126,237	$9,354	$54,222	$189,813	$33,378,303

(a) $36.1 million of general C&I loans are nonaccrual loans with no related allowance.
(b) TRUPS is presented net of the valuation allowance of $18.9 million.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 27

Note 4 – Loans (Continued)

The following table reflects accruing and non-accruing loans by class on December 31, 2019:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I	$15,314,292	$7,155	$237	$15,321,684	$36,564	$14,385	$23,363	$74,312	$15,395,996
Loans to mortgage companies	4,410,883	—	—	4,410,883	—	—	—	—	4,410,883
TRUPS (a)	218,287	—	—	218,287	—	—	—	—	218,287
Purchased credit-impaired loans	23,840	287	1,798	25,925	—	—	—	—	25,925
Total commercial (C&I)	19,967,302	7,442	2,035	19,976,779	36,564	14,385	23,363	74,312	20,051,091
Commercial real estate:
Income CRE	4,242,044	679	—	4,242,723	—	19	1,340	1,359	4,244,082
Residential CRE	87,487	7	—	87,494	—	466	—	466	87,960
Purchased credit-impaired loans	4,752	128	95	4,975	—	—	—	—	4,975
Total commercial real estate	4,334,283	814	95	4,335,192	—	485	1,340	1,825	4,337,017
Consumer real estate:
HELOC	1,217,344	9,156	5,669	1,232,169	43,007	4,227	7,472	54,706	1,286,875
R/E installment loans (b)	4,812,446	12,894	9,170	4,834,510	20,710	1,076	9,202	30,988	4,865,498
Purchased credit-impaired loans	18,720	2,770	3,276	24,766	—	—	—	—	24,766
Total consumer real estate	6,048,510	24,820	18,115	6,091,445	63,717	5,303	16,674	85,694	6,177,139
Credit card & other:
Credit card	198,917	1,076	1,178	201,171	—	—	—	—	201,171
Other	291,700	1,802	337	293,839	101	44	189	334	294,173
Purchased credit-impaired loans	323	98	99	520	—	—	—	—	520
Total credit card & other	490,940	2,976	1,614	495,530	101	44	189	334	495,864
Total loans, net of unearned income	$30,841,035	$36,052	$21,859	$30,898,946	$100,382	$20,217	$41,566	$162,165	$31,061,111
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	TRUPS is presented net of the valuation allowance of $19.1 million.

(b)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

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
For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as the former Home Affordable Modification Program (“HAMP”). Within the HELOC and R/E installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 28

Note 4 – Loans (Continued)

points to a minimum of 1 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2 percent per year until the original interest rate prior to modification is achieved. Prior to 2020, Consumer real estate mortgage TDRs (previously classified as permanent mortgage) were typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2 percent for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate stepped up 1 percent every year until it reached the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, customers are granted a rate reduction to 0 percent and term extensions for up to 5 years to pay off the remaining balance.
Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy as nonaccruing TDRs.
On March 31, 2020 and December 31, 2019, FHN had $194.7 million and $206.3 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $13.9 million, or 7 percent as of March 31, 2020, and $19.7 million, or 10 percent as of December 31, 2019. Additionally, $50.5 million and $51.1 million of loans held-for-sale as of March 31, 2020 and December 31, 2019, respectively, were classified as TDRs.
The following tables reflect portfolio loans that were classified as TDRs during the three months ended March 31, 2020 and 2019:

	March 31, 2020			March 31, 2019
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	3	$5,927	$4,433	2	$13,895	$13,820
Total commercial (C&I)	3	5,927	4,433	2	13,895	13,820
Consumer real estate:
HELOC	8	912	891	19	2,104	2,084
R/E installment loans	10	1,511	1,497	47	7,425	7,413
Total consumer real estate	18	2,423	2,388	66	9,529	9,497
Credit card & other	24	158	146	15	74	71
Total troubled debt restructurings	45	$8,508	$6,967	83	$23,498	$23,388

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 29

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three months ended March 31, 2020 and 2019, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	March 31, 2020		March 31, 2019
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—
Total commercial (C&I)	—	—	—	—
Consumer real estate:
HELOC	4	960	1	33
R/E installment loans	5	344	—	—
Total consumer real estate	9	1,304	1	33
Credit card & other	7	31	8	18
Total troubled debt restructurings	16	$1,335	9	$51

Accrued Interest

In accordance with its accounting policy elections, FHN has excluded AIR from the amortized cost basis of Loans, net of unearned income. AIR is included within Other assets in the Consolidated Condensed Statements of Condition and the amounts by portfolio segment are presented in the following table.

March 31
(Dollars in thousands)	2020
Commercial:
Commercial, financial, and industrial	$55,215
Commercial real estate	11,233
Consumer:
Consumer real estate	16,154
Credit card & other	1,672
Total accrued interest	$84,274

Purchased Credit-Impaired Loans

The following table presents a rollforward of the accretable yield for the year ended December 31, 2019:

Year Ended
(Dollars in thousands)	2019
Balance, beginning of period	$13,375
Accretion	(5,792)
Adjustment for payoffs	(2,438)
Adjustment for charge-offs	(479)
Adjustment for pool excess recovery (a)	—
Increase in accretable yield (b)	5,513
Disposals	(4)
Other	(367)
Balance, end of period	$9,808

(a)	Represents the removal of accretable difference for the remaining loans in a pool which is now in a recovery state.

(b)	Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At December 31, 2019, the ALLL related to PCI loans was $2.0 million. Net charge-offs related to PCI loans during 2019 were $5.8 million. The loan loss provision expense related to PCI loans during 2019 was $1.3 million.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 30

Note 4 – Loans (Continued)

The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Carrying value	Unpaid balance
Commercial, financial and industrial	$24,973	$25,938
Commercial real estate	5,078	5,466
Consumer real estate	23,681	26,245
Credit card and other	489	567
Total	$54,221	$58,216

Impaired Loans
The following tables provide information at December 31, 2019 by class related to individually impaired loans and consumer TDRs, regardless of accrual status. Recorded investment is defined as the amount of the investment in a loan, excluding any valuation allowance but including any direct write-down of the investment. For purposes of this disclosure, TRUPS valuation allowance has been excluded.

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$52,672	$63,602	$—
Income CRE	1,563	1,563	—
Total	$54,235	$65,165	$—
Consumer:
HELOC (a)	$4,940	$10,438	$—
R/E installment loans (a)	7,593	10,054	—
Total	$12,533	$20,492	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$29,766	$31,536	$6,196
TRUPS	—	—	—
Income CRE	—	—	—
Total	$29,766	$31,536	$6,196
Consumer:
HELOC	$55,522	$59,122	$7,016
R/E installment loans	94,191	104,121	12,282
Credit card & other	653	653	422
Total	$150,366	$163,896	$19,720
Total commercial	$84,001	$96,701	$6,196
Total consumer	$162,899	$184,388	$19,720
Total impaired loans	$246,900	$281,089	$25,916

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 31

Note 4 – Loans (Continued)

	Three Months Ended March 31
	2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$55,765	$180
Loans to mortgage companies	—	—
Income CRE	1,556	13
Residential CRE	—	—
Total	$57,321	$193
Consumer:
HELOC (a)	$7,597	$—
R/E installment loans (a)	8,637	—
Total	$16,234	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$7,294	$—
TRUPS	2,863	—
Income CRE	367	4
Residential CRE	—	—
Total	$10,524	$4
Consumer:
HELOC	$65,013	$522
R/E installment loans	108,059	822
Credit card & other	690	5
Total	$173,762	$1,349
Total commercial	$67,845	$197
Total consumer	$189,996	$1,349
Total impaired loans	$257,841	$1,546

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 32

Note 5 – Allowance for Loan Losses
As discussed in Note 1 - Summary of Significant Accounting Policies, the ALLL estimation process was revised on January 1, 2020 to reflect the adoption of ASU 2016-13. All information contained in the following disclosures reflects the application of requirements from the adoption of ASU 2016-13 for periods after 2019. Information for periods prior to 2020 has been retained with the content consistent with prior disclosures.
Periods after 2019
The ALLL has been determined in accordance with ASC 326-20, which requires a recognition of current expected credit losses on the amortized cost basis of loans. During the first quarter of 2020, expected credit loss estimates were adversely affected across all portfolio segments due to the sudden, steep decline in macroeconomic forecasts due to the actual and projected effects of the COVID-19 pandemic. To a lesser extent, loan growth also resulted in a higher ALLL as those increased balances received a full life-of-loan allowance based on current macroeconomic projections.
For all portfolio segments, FHN has selected a 4-year reasonable and supportable forecast period which reflects a 3-year period during which macroeconomic variables are used to estimate expected credit losses. This is followed by a 1-year, time-weighted reversion to historical loss factors with weights assigned to macroeconomic variables diminishing, and weights assigned to historical loss averages increasing, pro rata as months lapse during the 1-year period. Thereafter, FHN immediately reverts to historical loss averages over the remaining estimated life of loans.
In developing credit loss estimates for its loan portfolio, FHN evaluated multiple macroeconomic forecasts provided by Moody’s. FHN selected Moody’s baseline forecast as the primary source for its macroeconomic inputs which are inclusive of the following assumptions related to the economic effects of the COVID-19 pandemic:

•	Passage and implementation of the CARES Act

•	Federal Reserve stimulus including open-ended quantitative easing and announced programs

•	Assumes passage of a fourth stimulus package in in fourth quarter 2020

•	Recession starts in the first 6 months of 2020

•	Unemployment peaks at 9 percent in second quarter 2020

•	The economy experiences a partial bounce back in third quarter 2020, which is followed by slow growth

•	GDP growth accelerates later in 2021

•	Return to full employment by 2023
FHN also utilized more stressed economic scenarios in evaluating certain components of its loan portfolio (industries) that are most exposed to the effects of the COVID-19 pandemic, including Franchise Finance, Energy and Hospitality within the C&I segment and CRE-Hospitality within the Commercial Real Estate segment. This analysis was utilized in developing qualitative adjustments to increase the recorded ALLL attributable to these components beyond the modeled results. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk and for instances where limited data for acquired loans is considered to affect modeled results.
Typically commercial loans in C&I and CRE have shorter expected lives, based on the contractual term of loan agreements, prepayment estimates and a limited amount of renewal or extension options that are not unconditionally cancellable by FHN. Estimated weighted average lives are normally under 3 years. TRUPs loans are an exception due to longer contractual lives, beneficial borrower terms and balloon payoff structure. Consumer HELOC and installment loans tend to have significantly longer lives based on their contractual terms which is reduced somewhat by estimated prepayments with estimated weighted average lives normally 5 years or less. Credit card loans have shorter estimated lives approximating 1 year based on customer payment trends and because the revolving lines are unconditionally cancellable by FHN.
As of March 31, 2020, FHN had General C&I loans with amortized cost of approximately $32 million that was based on the value of underlying collateral. At a minimum, the estimated value of the collateral for each loan equals the current book value. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three months ended March 31, 2020, FHN recognized charge-offs of approximately $6 million on these loans related to reductions in estimated collateral values.
Consumer HELOC and installment loans with amortized cost based on the value of underlying real estate collateral were approximately $10 million and $23 million, respectively, as of March 31, 2020. At a minimum, the estimated value of the collateral for each loan equals the current book value. Charge offs during the three months

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 33

Note 5 – Allowance for Loan Losses (Continued)

ended March 31, 2020 were not significant for either portfolio segment.
Unfunded Commitments
The measurement of expected credit losses for unfunded commitments mirrors that of loans with the additional estimate of future draw rates (timing and amount). Consistent with the ALLL, the decline in macroeconomic forecasts during March resulted in higher credit expense for unfunded commitments. However, this effect of higher loss forecasts was offset somewhat because many borrowers drew on available lines prior to the end of the quarter which resulted in higher loan balances (and ALLL). Total credit loss expense for unfunded commitments was $9.2 million for the three months ended March 31, 2020.
Periods prior to 2020
The ALLL included the following components: reserves for commercial loans evaluated based on pools of credit graded loans and reserves for pools of smaller-balance homogeneous consumer loans, both determined in accordance with ASC 450-20-50, and to a lesser extent, reserves determined in accordance with ASC 310-10-35 for loans determined by management to be individually impaired and an allowance associated with PCI loans.
For commercial loans, ASC 450-20-50 reserves were established using historical net loss factors by grade level, loan product, and business segment. The ALLL for smaller-balance homogeneous consumer loans was determined based on pools of similar loan types that have similar credit risk characteristics. ASC 450-20-50 reserves for the consumer portfolio were determined using segmented roll-rate models that incorporated various factors including historical delinquency trends, experienced loss frequencies, and experienced loss severities. Generally, reserves for consumer loans reflected inherent losses in the portfolio that were expected to be recognized over the following twelve months. The historical net loss factors for both commercial and consumer ASC 450-20-50 reserve models were subject to qualitative adjustments by management to reflect current events, trends, and conditions (including economic considerations and trends), which were not fully captured in the historical net loss factors. The pace of the economic recovery, performance of the housing market, unemployment levels, labor participation rate, the regulatory environment, regulatory guidance, and portfolio segment-specific trends, were examples of additional factors considered by management in determining the ALLL. Additionally, management considered the inherent uncertainty of quantitative models that were driven by historical loss data. Management evaluated the periods of historical losses that were the basis for the loss rates used in the quantitative models and selected historical loss periods that were believed to be the most reflective of losses inherent in the loan portfolio as of the balance sheet date. Management also periodically reviewed an analysis of the loss emergence period which was the amount of time required for a loss to be confirmed (initial charge-off) after a loss event had occurred. FHN performed extensive studies related to the historical loss periods used in the model and the loss emergence period and model assumptions were adjusted accordingly.
Impairment related to individually impaired loans was measured in accordance with ASC 310-10. For all commercial portfolio segments, commercial TDRs and other individually impaired commercial loans were measured based on the present value of expected future payments discounted at the loan’s effective interest rate (“the DCF method”), observable market prices, or for loans that are solely dependent on the collateral for repayment, the net realizable value (collateral value less estimated costs to sell). Impaired loans also included consumer TDRs. Generally, the allowance for TDRs in all consumer portfolio segments was determined by estimating the expected future cash flows using the modified interest rate (if an interest rate concession), incorporating payoff and net charge-off rates specific to the TDRs within the portfolio segment being assessed, and discounted using the pre-modification interest rate. The discount rates of variable rate TDRs were adjusted to reflect changes in the interest rate index to which the rates are tied. The discounted cash flows were then compared to the outstanding principal balance in order to determine required reserves. Residential real estate loans discharged through bankruptcy were considered collateral-dependent and were charged down to net realizable value (collateral value less estimated costs to sell).

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 34

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate (a)	Credit Card and Other	Total
Balance as of January 1, 2020	$122,486	$36,112	$28,443	$13,266	$200,307
Adoption of ASU 2016-13	18,782	(7,348)	92,992	1,968	106,394
Charge-offs	(6,751)	(581)	(2,310)	(3,811)	(13,453)
Recoveries	935	573	3,555	1,179	6,242
Provision for loan losses	119,064	18,869	342	6,725	145,000
Balance as of March 31, 2020	254,516	47,625	123,022	19,327	444,490
Allowance - individually evaluated for impairment	11,401	—	13,394	468	25,263
Allowance - collectively evaluated for impairment	243,115	47,625	109,628	18,859	419,227
Loans, net of unearned as of March 31, 2020:
Individually evaluated for impairment	100,092	163	152,393	699	253,347
Collectively evaluated for impairment	22,024,338	4,639,529	5,966,990	494,099	33,124,956
Total loans, net of unearned income	$22,124,430	$4,639,692	$6,119,383	$494,798	$33,378,303
Balance as of January 1, 2019	$98,947	$31,311	$37,439	$12,727	$180,424
Charge-offs	(3,101)	(434)	(2,804)	(4,188)	(10,527)
Recoveries	829	57	4,041	1,087	6,014
Provision/(provision credit) for loan losses	7,038	3,448	(4,522)	3,036	9,000
Balance as of March 31, 2019	103,713	34,382	34,154	12,662	184,911
Allowance - individually evaluated for impairment	3,437	—	23,923	446	27,806
Allowance - collectively evaluated for impairment	98,135	34,382	9,108	12,067	153,692
Allowance - purchased credit-impaired loans	2,141	—	1,123	149	3,413
Loans, net of unearned as of March 31, 2019:
Individually evaluated for impairment	83,253	1,879	189,332	684	275,148
Collectively evaluated for impairment	17,056,034	3,936,727	6,141,585	504,271	27,638,617
Purchased credit-impaired loans	36,825	8,337	29,846	1,275	76,283
Total loans, net of unearned income	$17,176,112	$3,946,943	$6,360,763	$506,230	$27,990,048

Certain previously reported amounts have been reclassified to agree with current presentation.
a) In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status.

The total amount of interest reversals from loans placed on nonaccrual status during the three months ended March 31, 2020 was not material. In addition, the amount of income recognized on nonaccrual loans for the three months ended in March 31, 2020 was not material.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 35

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$157,150	$(51,966)	$105,184	$157,150	$(47,372)	$109,778
Customer relationships (a)	23,000	(5,734)	17,266	77,865	(60,150)	17,715
Other (b)	5,622	(3,180)	2,442	5,622	(2,915)	2,707
Total	$185,772	$(60,880)	$124,892	$240,637	$(110,437)	$130,200

(a)	2020 decrease in gross carrying amounts and accumulated amortization associated with $54.9 million of customer relationships fully amortized at December 31, 2019.

(b)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $5.3 million and $6.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2020	$15,852
2021	19,547
2022	17,412
2023	16,117
2024	14,679
2025	12,580

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of March 31, 2020 and December 31, 2019. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2018	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
March 31, 2019	$1,289,819	$142,968	$1,432,787

December 31, 2019	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
March 31, 2020	$1,289,819	$142,968	$1,432,787

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 36

Note 7 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
All other income and commissions:
Other service charges	$5,219	$3,869
ATM and interchange fees	4,212	3,241
Mortgage banking	2,431	1,886
Letter of credit fees	1,462	1,368
Dividend income	1,130	2,313
Electronic banking fees	1,030	1,271
Insurance commissions	789	624
Gain/(loss) on extinguishment of debt	—	(1)
Deferred compensation (a)	(9,507)	5,474
Other	7,598	4,586
Total	$14,364	$24,631
All other expense:
Credit expense on unfunded commitments (b)	$9,230	$396
Travel and entertainment	2,709	2,712
Other insurance and taxes	2,679	2,694
Non-service components of net periodic pension and post-retirement cost	2,508	432
Supplies	2,411	1,804
Customer relations	2,004	1,599
Employee training and dues	1,341	1,457
Miscellaneous loan costs	1,094	1,027
Tax credit investments	346	675
Litigation and regulatory matters	13	13
OREO	(184)	(366)
Other	9,075	6,888
Total	$33,226	$19,331

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)
Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense. First quarter 2020 decrease was driven by negative equity market valuations.

(b)	First quarter 2020 increase largely associated with a sudden, steep decline in economic forecast attributable to the COVID-19 pandemic.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 37

Note 8 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2020	$31,079	$3,227	$(273,914)	$(239,608)
Net unrealized gains/(losses)	88,278	13,155	—	101,433
Amounts reclassified from AOCI	—	(94)	2,105	2,011
Other comprehensive income/(loss)	88,278	13,061	2,105	103,444
Balance as of March 31, 2020	$119,357	$16,288	$(271,809)	$(136,164)

Balance as of January 1, 2019	$(75,736)	$(12,112)	$(288,768)	$(376,616)
Net unrealized gains/(losses)	48,615	3,936	—	52,551
Amounts reclassified from AOCI	—	1,451	1,463	2,914
Other comprehensive income/(loss)	48,615	5,387	1,463	55,465
Balance as of March 31, 2019	$(27,121)	$(6,725)	$(287,305)	$(321,151)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended March 31
Details about AOCI	2020	2019	Affected line item in the statement where net income is presented
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(124)	1,927	Interest and fees on loans
Tax expense/(benefit)	30	(476)	Provision/(benefit) for income taxes
	(94)	1,451
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	2,791	1,943	All other expense
Tax expense/(benefit)	(686)	(480)	Provision/(benefit) for income taxes
	2,105	1,463
Total reclassification from AOCI	$2,011	$2,914

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 38

Note 9 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended March 31
(Dollars and shares in thousands, except per share data)	2020	2019
Net income/(loss)	$16,472	$103,405
Net income attributable to noncontrolling interest	2,852	2,820
Net income/(loss) attributable to controlling interest	13,620	100,585
Preferred stock dividends	1,550	1,550
Net income/(loss) available to common shareholders	$12,070	$99,035

Weighted average common shares outstanding—basic	311,597	317,435
Effect of dilutive securities	1,573	2,146
Weighted average common shares outstanding—diluted	313,170	319,581

Net income/(loss) per share available to common shareholders	$0.04	$0.31
Diluted income/(loss) per share available to common shareholders	$0.04	$0.31

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended March 31
(Shares in thousands)	2020	2019
Stock options excluded from the calculation of diluted EPS	3,031	2,613
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$18.73	$21.77
Other equity awards excluded from the calculation of diluted EPS	4,264	1,922

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 39

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
Material Loss Contingency Matters
Summary
As used in this Note, except for matters that are reported as having been substantially settled or otherwise substantially resolved, FHN's “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other groups of matters are discussed relating to FHN’s pre-2009 mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2020, the aggregate amount of liabilities established for all such loss contingency matters was $.6 million. These liabilities are separate from those discussed under the heading “Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2020, FHN is unable to estimate any material reasonably possible loss ("RPLs") for contingency matters in future periods in excess of currently established liabilities.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Material Matters
FHN was one of multiple defendants in a consolidated putative class action suit: In re GSE Bonds Antitrust Litigation, No. 1:19-cv-01704-JSR (U.S. District Court S.D.N.Y.). The plaintiffs claim that defendants conspired to fix secondary market prices of government-sponsored enterprise (“GSE”) bonds from 2009 through 2015. During the third quarter of 2019, FHN reached a class settlement with the plaintiffs, subject to court approval, without

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 40

Note 10 – Contingencies and Other Disclosures (Continued)

admitting liability. Though still subject to court approval, the settlement has been paid and therefore is not reflected in established liabilities.
In the first quarter of 2020, a former shareholder of Capital Bank Financial Corp. ("CBF") filed a putative class action suit, Searles v. DeMartini et al, No. 2020-0136 (Del. Chancery), against certain former directors, officers, and shareholders of CBF, alleging, among other things, that defendants breached certain fiduciary duties in connection with CBF's merger with FHN in 2017. Plaintiff claims unspecified damages related to the merger consideration and opportunity loss. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: whether a class will be certified and, if so, the composition of the class; the amount of potential damages that might be awarded, if any; of any such damages amount, the amount that FHN would be obliged to indemnify; the availability of applicable insurance; and the outcome of discovery, which has not yet begun.
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
FHN also is contending with indemnification claims related to servicing obligations. The most significant is from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and, starting in 2011, was FHN’s subservicer. Nationstar asserts several categories of indemnity obligations in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $13.5 million and $14.5 million as of March 31, 2020 and December 31, 2019, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 41

Note 10 – Contingencies and Other Disclosures (Continued)

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 42

Note 11 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2019. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2020.
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
The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$8	$8	$25	$24
Interest cost	5,909	7,575	304	351
Expected return on plan assets	(6,168)	(9,173)	(311)	(269)
Amortization of unrecognized:
Prior service cost/(credit)	—	—	8	—
Actuarial (gain)/loss	3,224	2,435	(75)	(117)
Net periodic benefit cost/(credit)	$2,973	$845	$(49)	$(11)

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 43

Note 12 – Business Segment Information
FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in the southeast U.S. and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, credit card, and cash management. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain/(loss) on extinguishment of debt, acquisition- and integration-related costs, expenses associated with rebranding initiatives, and various charges related to restructuring, repositioning, and efficiency efforts. The non-strategic segment consists of run-off consumer lending activities, pre-2009 mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.
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

The following table reflects the amounts of consolidated revenue, expense, tax, and average assets for each segment for the three months ended March 31:

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Consolidated
Net interest income	$302,802	$294,508
Provision/(provision credit) for loan losses (a)	145,000	9,000
Noninterest income	174,756	141,045
Noninterest expense	311,319	296,090
Income/(loss) before income taxes	21,239	130,463
Provision/(benefit) for income taxes	4,767	27,058
Net income/(loss)	$16,472	$103,405
Average assets	$43,551,912	$40,883,192

(a)	First quarter 2020 increase in provision expense primarily associated with a sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 44

Note 12 – Business Segment Information (Continued)

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Regional Banking
Net interest income	$300,128	$286,023
Provision/(provision credit) for loan losses (a)	145,435	13,442
Noninterest income	81,871	73,029
Noninterest expense	211,013	198,569
Income/(loss) before income taxes	25,551	147,041
Provision/(benefit) for income taxes	4,388	34,109
Net income/(loss)	$21,163	$112,932
Average assets	$32,164,347	$28,801,849
Fixed Income
Net interest income	$10,914	$7,332
Noninterest income	95,723	53,807
Noninterest expense	81,063	50,533
Income/(loss) before income taxes	25,574	10,606
Provision/(benefit) for income taxes	6,099	2,457
Net income/(loss)	$19,475	$8,149
Average assets	$3,764,192	$2,848,249
Corporate
Net interest income/(expense)	$(13,359)	$(7,914)
Noninterest income (b)	(3,718)	13,353
Noninterest expense (b) (c)	15,449	41,779
Income/(loss) before income taxes	(32,526)	(36,340)
Provision/(benefit) for income taxes	(6,372)	(11,771)
Net income/(loss)	$(26,154)	$(24,569)
Average assets	$6,784,190	$8,058,041
Non-Strategic
Net interest income	$5,119	$9,067
Provision/(provision credit) for loan losses (a)	(435)	(4,442)
Noninterest income	880	856
Noninterest expense	3,794	5,209
Income/(loss) before income taxes	2,640	9,156
Provision/(benefit) for income taxes	652	2,263
Net income/(loss)	$1,988	$6,893
Average assets	$839,183	$1,175,053
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	First quarter 2020 increase in provision expense primarily associated with a sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic.

(b)
First quarter 2020 decrease due to fluctuations in deferred compensation income driven by equity market valuations and mirrored by changes in deferred compensation expense, which is included in employee compensation expense.

(c)
2020 and 2019 include restructuring-related costs associated with efficiency initiatives; refer to Note 17 - Restructuring, Repositioning, and Efficiency for additional information. 2020 and 2019 include acquisition-related expenses; refer to Note 2 - Acquisitions and Divestitures for additional information.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 45

Note 12 – Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$121	$95,514	$—	$—	$95,635
Deposit transactions and cash management	28,812	—	1,435	43	30,290
Brokerage, management fees and commissions	15,405	—	—	—	15,405
Bankcard income	7,150	—	70	33	7,253
Trust services and investment management	7,213	—	(18)	—	7,195
BOLI (b)	—	—	4,589	—	4,589
Equity securities gains/(losses), net (b)	—	—	25	—	25
All other income and commissions (c) (d)	23,170	209	(9,819)	804	14,364
Total noninterest income	$81,871	$95,723	$(3,718)	$880	$174,756

(a)	Includes $9.3 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	First quarter 2020 Corporate balance includes negative deferred compensation income driven by equity market valuations.

	Three months ended March 31, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$17	$53,732	$—	$—	$53,749
Deposit transactions and cash management	30,003	3	1,563	52	31,621
Brokerage, management fees and commissions	12,630	—	—	3	12,633
Bankcard income	7,039	—	62	(149)	6,952
Trust services and investment management	7,056	—	(30)	—	7,026
BOLI (b)	—	—	4,402	—	4,402
Equity securities gains/(losses), net (b)	—	—	31	—	31
All other income and commissions (c)	16,284	72	7,325	950	24,631
Total noninterest income	$73,029	$53,807	$13,353	$856	$141,045
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
606.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 46

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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets:
Other assets	$82,904	$91,873
Total assets	$82,904	$91,873
Liabilities:
Other liabilities	$61,517	$70,830
Total liabilities	$61,517	$70,830

Nonconsolidated Variable Interest Entities
Low Income Housing Partnerships. First Horizon Community Investment Group, Inc. ("FHCIG"), a wholly-owned subsidiary of First Horizon Bank, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing units that are leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as FHCIG, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FHCIG could absorb losses that are significant to the LIHTC partnerships as it has a risk of loss for its capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FHCIG’s initial capital contributions and funding commitments.
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 47

Note 13 – Variable Interest Entities (Continued)

(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were $.2 million and $.5 million for the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three months ended March 31, 2020, and 2019 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$5,561	$3,998
Low income housing tax credits	(4,598)	(3,629)
Other tax benefits related to qualifying LIHTC investments	(2,555)	(1,610)
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
FHCIG also makes equity investments as a limited partner or non-managing member in entities that receive Historic Tax Credits pursuant to Section 47 of the Internal Revenue Code. As of March 31, 2020 and December 31, 2019, there were no investments funded through loans from community development enterprises. The purpose of these entities is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns. These entities are considered VIEs as FHCIG, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FHCIG could absorb losses that are significant to the entities as it has a risk of loss for its capital contributions and funding commitments to each partnership. The managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FHCIG’s initial capital contributions and funding commitments.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 48

Note 13 – Variable Interest Entities (Continued)

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

Proprietary Trust Preferred Issuances. In conjunction with the acquisition of CBF, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt by institutions previously acquired by CBF. All of the remaining trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 49

Note 13 – Variable Interest Entities (Continued)

considered “at risk”. Consequently, none of the trusts are consolidated by FHN.

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2020:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$241,435	$123,720	(a)
Other tax credit investments (b)	6,161	—	Other assets
Small issuer trust preferred holdings (c)	234,214	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	32,261	81,912	(d)
Proprietary residential mortgage securitizations	785	—	Trading securities
Holdings of agency mortgage-backed securities (c)	5,126,372	—	(e)
Commercial loan troubled debt restructurings (f)	42,109	—	Loans, net of unearned income
Sale-leaseback transaction	18,052	—	(g)
Proprietary trust preferred issuances (h)	—	167,014	Term borrowings

(a)
Maximum loss exposure represents $117.7 million of current investments and $123.7 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2023.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit. Maximum loss exposure represents the value of current investments.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $81.9 million classified as Term borrowings.

(e)	Includes $1.1 billion classified as Trading securities and $4.0 billion classified as Securities available-for-sale.

(f)
Maximum loss exposure represents $41.6 million of current receivables and $.5 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.

(g)	Maximum loss exposure represents the current loan balance plus additional funding commitments.

(h)	No exposure to loss due to nature of FHN's involvement.
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2019:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$237,668	$136,404	(a)
Other tax credit investments (b) (c)	6,282	—	Other assets
Small issuer trust preferred holdings (d)	238,397	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	33,265	80,908	(e)
Proprietary residential mortgage securitizations	941	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,537,685	—	(f)
Commercial loan troubled debt restructurings (g)	45,169	—	Loans, net of unearned income
Sale-leaseback transaction	18,111	—	(h)
Proprietary trust preferred issuances (i)	—	167,014	Term borrowings

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 50

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Condensed Statements of Condition. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2020 and December 31, 2019, respectively, FHN had $214.4 million and $136.6 million of cash receivables and $160.7 million and $53.0 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FHN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $78.4 million and $44.5 million for the three months ended

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 51

Note 14 – Derivatives (Continued)

March 31, 2020 and 2019, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income noninterest income on the Consolidated Condensed Statements of Income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,395,932	$232,886	$1,509
Offsetting upstream interest rate contracts	3,395,932	8,822	16,735
Forwards and futures purchased	8,641,017	156,687	8,508
Forwards and futures sold	9,435,099	8,829	163,096

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,697,522	$65,768	$6,858
Offsetting upstream interest rate contracts	2,697,522	2,583	3,994
Option contracts purchased	40,000	131	—
Forwards and futures purchased	9,217,350	17,029	3,187
Forwards and futures sold	9,403,112	3,611	16,620

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
FHN designated a derivative transaction in a hedging strategy to manage interest rate risk on $400.0 million of senior debt issued by First Horizon Bank prior to its maturity in December 2019. This qualified for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. First Horizon Bank early redeemed the $400.0 million senior debt on November 1, 2019.
FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 52

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$3,433,278	$282,434	$503
Offsetting upstream interest rate contracts	3,433,278	5,750	23,066
Debt Hedging
Hedging Instruments:
Interest rate swaps	$500,000	$61	N/A
Hedged Items:
Term borrowings:
Par	N/A	N/A	$500,000
Cumulative fair value hedging adjustments	N/A	N/A	2,862
Unamortized premium/(discount) and issuance costs	N/A	N/A	(519)
Total carrying value	N/A	N/A	$502,343

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$3,044,067	$90,394	$3,515
Offsetting upstream interest rate contracts	3,044,067	3,537	9,735
Debt Hedging
Hedging Instruments:
Interest rate swaps	$500,000	N/A	$69
Hedged Items:
Term borrowings:
Par	N/A	N/A	$500,000
Cumulative fair value hedging adjustments	N/A	N/A	(1,604)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(740)
Total carrying value	N/A	N/A	$497,656

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 53

Note 14 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$195,552	$29,112
Offsetting upstream interest rate contracts (a)	(195,552)	(29,112)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$4,934	$4,279
Hedged Items:
Term borrowings (a) (c)	(4,465)	(4,266)

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
In first quarter 2016, FHN entered into a pay floating, receive fixed interest rate swap in a hedging strategy to manage its exposure to the variability in cash flows related to the interest payments for the following five years on $250 million principal of debt instruments, which primarily consist of held-to-maturity trust preferred loans that have variable interest payments based on 3-month LIBOR. In first quarter 2017, FHN initiated cash flow hedges of $650 million notional amount that had initial durations between three years and seven years. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR. $200 million of these swaps expired in first quarter 2020. These qualify for hedge accounting as cash flow hedges under ASC 815-20. All changes in the fair value of these derivatives are recorded as a component of AOCI. Amounts are reclassified from AOCI to earnings as the hedged cash flows affect earnings. Interest paid or received for these swaps is recognized as an adjustment to interest income of the assets whose cash flows are being hedged.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$700,000	$187	N/A
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$700,000	N/A

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	N/A	$241
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 54

Note 14 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$17,374	$7,218
Gain/(loss) recognized in Other comprehensive income/(loss)	13,155	3,936
Gain/(loss) reclassified from AOCI into Interest income	(94)	1,451

(a)	Approximately $9.1 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.
Other Derivatives

In conjunction with the sales of a portion of its Visa Class B shares in 2010 and 2011, FHN and the purchaser entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN is also required to make periodic financing payments to the purchasers until all of Visa's covered litigation matters are resolved. In third quarter 2018, FHN sold the remainder of its Visa Class B shares, entering into a similar derivative arrangement with the counterparty. All of these derivatives extend until the end of Visa’s Covered Litigation matters. In September 2018, Visa reached a preliminary settlement for one class of plaintiffs in its Payment Card Interchange matter which later received final court approval in December 2019. In accordance with the agreement terms, several individual plaintiffs opted out of the settlement and have the opportunity to separately pursue resolution with Visa. Settlement has not been reached with the second class of plaintiffs in this matter and other covered litigation matters are also pending judicial resolution. Accordingly, the value and timing for completion of Visa’s Covered Litigation matters are uncertain.

The derivative transaction executed in third quarter 2018 includes a contingent accelerated termination clause based on the credit ratings of FHN and First Horizon Bank. FHN has not received or paid collateral related to this contract.

As of March 31, 2020 and December 31, 2019, the derivative liabilities associated with the sales of Visa Class B shares were $20.4 million and $22.8 million, respectively. See Note 17 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with

non-U.S. dollar denominated loans. As of March 31, 2020
and December 31, 2019, these loans were valued at $16.2 million and $18.4 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. FHN’s counterparties in these contracts are other lending institutions involved in the loan participation/syndication arrangements for which the underlying interest rate derivative contract is intended to hedge interest rate risk for the borrower. FHN will make (other institution is the lead bank) or receive (FHN is the lead bank) payments for risk participations if the borrower defaults on its obligation to perform under the terms of its interest rate derivative agreement with the lead bank in the participation. As of March 31, 2020 the notional values of FHN’s risk participations were $120.8 million of derivative assets and $226.7 million of derivative liabilities. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. As of March 31, 2020, FHN had recognized $280 thousand of derivative assets and $780 thousand of derivative liabilities associated with risk participation agreements.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 55

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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $232.5 million of assets and $4.4 million of liabilities on March 31, 2020, and $63.1 million of assets and $6.4 million of liabilities on December 31, 2019. As of March 31, 2020 and December 31, 2019, FHN had received collateral of $291.3 million and $148.5 million and posted collateral of $41.4 million and $18.4 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all derivative instruments with credit-risk-related contingent accelerated termination provisions was $232.3 million of assets and $24.2 million of liabilities on March 31, 2020, and $63.1 million of assets and $10.3 million of liabilities on December 31, 2019. As of March 31, 2020 and December 31, 2019, FHN had received collateral of $291.4 million and $148.5 million and posted collateral of $62.5 million and $22.7 million, respectively, in the normal course of business related to these contracts.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 56

Note 14 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of March 31, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2020
Interest rate derivative contracts	$530,337	$—	$530,337	$(1,974)	$(303,798)	$224,565
Forward contracts	165,516	—	165,516	(89,790)	(54,018)	21,708
	$695,853	$—	$695,853	$(91,764)	$(357,816)	$246,273

December 31, 2019
Interest rate derivative contracts	$162,344	$—	$162,344	$(5,604)	$(143,334)	$13,406
Forward contracts	20,640	—	20,640	(13,292)	(2,000)	5,348
	$182,984	$—	$182,984	$(18,896)	$(145,334)	$18,754

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of March 31, 2020 and December 31, 2019, $.4 million and $.1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of March 31, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2020
Interest rate derivative contracts	$41,980	$—	$41,980	$(1,974)	$(36,129)	$3,877
Forward contracts	171,604	—	171,604	(89,790)	(81,814)	—
	$213,584	$—	$213,584	$(91,764)	$(117,943)	$3,877
December 31, 2019
Interest rate derivative contracts	$24,431	$—	$24,431	$(5,604)	$(18,689)	$138
Forward contracts	19,807	—	19,807	(13,292)	(6,515)	—
	$44,238	$—	$44,238	$(18,896)	$(25,204)	$138

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of March 31, 2020 and December 31, 2019, $21.4 million and $23.2 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 57

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of March 31, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
March 31, 2020	$562,435	$—	$562,435	$(6,290)	$(553,688)	$2,457
December 31, 2019	586,629	—	586,629	(21,004)	(562,702)	2,923

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of March 31, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2020	$788,595	$—	$788,595	$(6,290)	$(782,305)	$—
December 31, 2019	716,925	—	716,925	(21,004)	(695,879)	42

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 58

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$18,955	$—	$18,955
Government agency issued MBS	399,353	10,397	409,750
Government agency issued CMO	—	5,498	5,498
Other U.S. government agencies	83,214	—	83,214
Government guaranteed loans (SBA and USDA)	271,178	—	271,178
Total Securities sold under agreements to repurchase	$772,700	$15,895	$788,595

	December 31, 2019
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$41,364	$—	$41,364
Government agency issued MBS	341,173	4,545	345,718
Other U.S. government agencies	54,924	—	54,924
Government guaranteed loans (SBA and USDA)	274,919	—	274,919
Total Securities sold under agreements to repurchase	$712,380	$4,545	$716,925

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 59

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 60

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$243,315	$—	$243,315
Government agency issued MBS	—	661,174	—	661,174
Government agency issued CMO	—	435,738	—	435,738
Other U.S. government agencies	—	57,993	—	57,993
States and municipalities	—	75,288	—	75,288
Corporate and other debt	—	403,019	—	403,019
Equity, mutual funds, and other	—	202	—	202
Total trading securities—fixed income	—	1,876,729	—	1,876,729
Trading securities—mortgage banking	—	—	785	785
Loans held-for-sale (elected fair value)	—	—	13,584	13,584
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,402,517	—	2,402,517
Government agency issued CMO	—	1,626,943	—	1,626,943
Other U.S. government agencies	—	372,497	—	372,497
States and municipalities	—	79,125	—	79,125
Corporate and other debt	—	40,621	—	40,621
Interest-Only Strip (elected fair value)	—	—	23,104	23,104
Total securities available-for-sale	—	4,521,803	23,104	4,544,907
Other assets:
Deferred compensation mutual funds	41,666	—	—	41,666
Equity, mutual funds, and other	22,833	—	—	22,833
Derivatives, forwards and futures	165,516	—	—	165,516
Derivatives, interest rate contracts	—	530,140	—	530,140
Derivatives, other	—	314	280	594
Total other assets	230,015	530,454	280	760,749
Total assets	$230,015	$6,928,986	$37,753	$7,196,754
Trading liabilities—fixed income:
U.S. treasuries	$—	$387,498	$—	$387,498
Government issued agency CMO	—	1,746	—	1,746
Corporate and other debt	—	63,367	—	63,367
Total trading liabilities—fixed income	—	452,611	—	452,611
Other liabilities:
Derivatives, forwards and futures	171,604	—	—	171,604
Derivatives, interest rate contracts	—	41,813	—	41,813
Derivatives, other	—	397	21,170	21,567
Total other liabilities	171,604	42,210	21,170	234,984
Total liabilities	$171,604	$494,821	$21,170	$687,595

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 61

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$134,844	$—	$134,844
Government agency issued MBS	—	268,024	—	268,024
Government agency issued CMO	—	250,652	—	250,652
Other U.S. government agencies	—	124,972	—	124,972
States and municipalities	—	120,744	—	120,744
Corporate and other debt	—	445,253	—	445,253
Equity, mutual funds, and other	—	777	—	777
Total trading securities—fixed income	—	1,345,266	—	1,345,266
Trading securities—mortgage banking	—	—	941	941
Loans held-for-sale (elected fair value)	—	—	14,033	14,033
Securities available-for-sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,348,517	—	2,348,517
Government agency issued CMO	—	1,670,492	—	1,670,492
Other U.S. government agencies	—	306,092	—	306,092
States and municipalities	—	60,526	—	60,526
Corporate and other debt	—	40,540	—	40,540
Interest-Only Strip (elected fair value)	—	—	19,136	19,136
Total securities available-for-sale	—	4,426,267	19,136	4,445,403
Other assets:
Deferred compensation mutual funds	46,815	—	—	46,815
Equity, mutual funds, and other	22,643	—	—	22,643
Derivatives, forwards and futures	20,640	—	—	20,640
Derivatives, interest rate contracts	—	162,413	—	162,413
Derivatives, other	—	62	—	62
Total other assets	90,098	162,475	—	252,573
Total assets	$90,098	$5,934,008	$34,110	$6,058,216
Trading liabilities—fixed income:
U.S. treasuries	$—	$406,380	$—	$406,380
Other U.S. government agencies	—	88	—	88
Government agency issued MBS	—	33	—	33
Corporate and other debt	—	99,080	—	99,080
Total trading liabilities—fixed income	—	505,581	—	505,581
Other liabilities:
Derivatives, forwards and futures	19,807	—	—	19,807
Derivatives, interest rate contracts	—	24,412	—	24,412
Derivatives, other	—	466	22,795	23,261
Total other liabilities	19,807	24,878	22,795	67,480
Total liabilities	$19,807	$530,459	$22,795	$573,061

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 62

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2020 and 2019, on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2020	$941		$19,136		$14,033		$(22,795)
Total net gains/(losses) included in:
Net income	(156)		(1,295)		329		(511)
Purchases	—		5,481		—		—
Sales	—		(8,703)		—		—
Settlements	—		—		(778)		2,416
Net transfers into/(out of) Level 3	—		8,485	(b)	—		—
Balance on March 31, 2020	$785		$23,104		$13,584		$(20,890)
Net unrealized gains/(losses) included in net income	$—	(a)	$(865)	(c)	$329	(a)	$(511)	(d)

	Three Months Ended March 31, 2019
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held-for-sale		Net derivative liabilities
Balance on January 1, 2019	$1,524		$9,902		$16,273		$(31,540)
Total net gains/(losses) included in:
Net income	21		(1,258)		495		135
Purchases	—		86		—		—
Sales	—		(13,012)		—		—
Settlements	(148)		—		(1,017)		2,435
Net transfers into/(out of) Level 3	—		17,477	(b)	—		—
Balance on March 31, 2019	$1,397		$13,195		$15,751		$(28,970)
Net unrealized gains/(losses) included in net income	$(30)	(a)	$(894)	(c)	$495	(a)	$135	(d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Included in Other expense.

There were no net unrealized gains/(losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2020 and 2019.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 63

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at March 31, 2020, and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$493,876	$890	$494,766
Loans held-for-sale—first mortgages	—	—	515	515
Loans, net of unearned income (a)	—	—	31,535	31,535
OREO (b)	—	—	13,881	13,881
Other assets (c)	—	—	10,262	10,262

	Carrying value at December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$492,595	$929	$493,524
Loans held-for-sale—first mortgages	—	—	516	516
Loans, net of unearned income (a)	—	—	42,208	42,208
OREO (b)	—	—	15,660	15,660
Other assets (c)	—	—	10,608	10,608

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2020 and 2019:

	Net gains/(losses) Three Months Ended March 31
(Dollars in thousands)	2020	2019
Loans held-for-sale—other consumer	$—	$(200)
Loans held-for-sale—SBAs and USDA	(1,391)	(683)
Loans held-for-sale—first mortgages	5	15
Loans, net of unearned income (a)	(4,839)	200
OREO (b)	(27)	35
Other assets (c)	(346)	(675)
	$(6,598)	$(1,308)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 64

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 65

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at March 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available-for-sale- securities SBA-interest only strips	$23,104	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	14% - 18%	14%
Loans held-for-sale - residential real estate	14,099	Discounted cash flow	Prepayment speeds - First mortgage	3% - 15%	4.6%
			Foreclosure losses	50% - 66%	64%
			Loss severity trends - First mortgage	2% - 20% of UPB	14.2%
Loans held-for-sale- unguaranteed interest in SBA loans	890	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	8%	8%
Derivative liabilities, other	20,890	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	12 - 36 months	26 months
Loans, net of unearned income (a)	31,535	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	13,881	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	10,262	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 66

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

(d)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 67

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 68

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following tables reflect the differences between the fair value carrying amount of residential real estate loans held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	March 31, 2020
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$13,584	$18,546	$(4,962)
Nonaccrual loans	3,181	6,069	(2,888)
Loans 90 days or more past due and still accruing	190	268	(78)
	December 31, 2019
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$14,033	$19,278	$(5,245)
Nonaccrual loans	3,532	6,646	(3,114)
Loans 90 days or more past due and still accruing	163	268	(105)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$329	$495

For the three months ended March 31, 2019, the amount for residential real estate loans held-for-sale included a gain of $.3 million in pretax earnings that is attributable to changes in instrument-specific credit risk. For the three months ended March 31, 2020 this amount was not material. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 69

Note 16 – Fair Value of Assets & Liabilities (Continued)

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 70

Note 16 – Fair Value of Assets & Liabilities (Continued)

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
The fair value of risk participations is determined in reference to the fair value of the related derivative contract between the borrower and the lead bank in the participation structure, which is determined consistent with the valuation process discussed above. This value is adjusted for the pro rata portion of the reference derivative’s notional value and an assessment of credit risk for the referenced borrower.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of March 31, 2020 and December 31, 2019, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPS loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 71

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of March 31, 2020:

	March 31, 2020
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$21,869,914	$—	$—	$22,072,783	$22,072,783
Commercial real estate	4,592,067	—	—	4,624,811	4,624,811
Consumer:
Consumer real estate (a)	5,996,361	—	—	6,141,872	6,141,872
Credit card & other	475,471	—	—	481,763	481,763
Total loans, net of unearned income and allowance for loan losses	32,933,813	—	—	33,321,229	33,321,229
Short-term financial assets:
Interest-bearing cash	670,525	670,525	—	—	670,525
Federal funds sold	30,050	—	30,050	—	30,050
Securities purchased under agreements to resell	562,435	—	562,435	—	562,435
Total short-term financial assets	1,263,010	670,525	592,485	—	1,263,010
Trading securities (b)	1,877,514	—	1,876,729	785	1,877,514
Loans held-for-sale
Mortgage loans (elected fair value) (b)	13,584	—	—	13,584	13,584
USDA & SBA loans- LOCOM	494,766	—	497,071	905	497,976
Other consumer loans- LOCOM	4,940	—	4,940	—	4,940
Mortgage loans- LOCOM	82,311	—	—	82,311	82,311
Total loans held-for-sale	595,601	—	502,011	96,800	598,811
Securities available-for-sale (b)	4,544,907	—	4,521,803	23,104	4,544,907
Securities held-to-maturity	10,000	—	—	9,824	9,824
Derivative assets (b)	696,250	165,516	530,454	280	696,250
Other assets:
Tax credit investments	250,596	—	—	249,450	249,450
Deferred compensation mutual funds	41,666	41,666	—	—	41,666
Equity, mutual funds, and other (c)	715,549	22,833	—	692,716	715,549
Total other assets	1,007,811	64,499	—	942,166	1,006,665
Total assets	$42,928,906	$900,540	$8,023,482	$34,394,188	$43,318,210
Liabilities:
Defined maturity deposits	$3,058,198	$—	$3,105,082	$—	$3,105,082
Trading liabilities (b)	452,611	—	452,611	—	452,611
Short-term financial liabilities:
Federal funds purchased	476,013	—	476,013	—	476,013
Securities sold under agreements to repurchase	788,595	—	788,595	—	788,595
Other short-term borrowings	4,060,673	—	4,060,673	—	4,060,673
Total short-term financial liabilities	5,325,281	—	5,325,281	—	5,325,281
Term borrowings:
Real estate investment trust-preferred	46,253	—	—	47,000	47,000
Secured borrowings	17,315	—	—	17,315	17,315
Junior subordinated debentures	144,928	—	—	129,200	129,200
Other long term borrowings	584,255	—	560,530	—	560,530
Total term borrowings	792,751	—	560,530	193,515	754,045
Derivative liabilities (b)	234,984	171,604	42,210	21,170	234,984
Total liabilities	$9,863,825	$171,604	$9,485,714	$214,685	$9,872,003

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

(b)	Classes are detailed in the recurring and nonrecurring measurement tables.

(c)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $562.0 million and FRB stock of $130.7 million.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 72

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Statements of Condition as of December 31, 2019:

	December 31, 2019
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$19,928,605	$—	$—	$20,096,397	$20,096,397
Commercial real estate	4,300,905	—	—	4,300,489	4,300,489
Consumer:
Consumer real estate	6,148,696	—	—	6,334,187	6,334,187
Credit card & other	482,598	—	—	487,079	487,079
Total loans, net of unearned income and allowance for loan losses	30,860,804	—	—	31,218,152	31,218,152
Short-term financial assets:
Interest-bearing cash	482,405	482,405	—	—	482,405
Federal funds sold	46,536	—	46,536	—	46,536
Securities purchased under agreements to resell	586,629	—	586,629	—	586,629
Total short-term financial assets	1,115,570	482,405	633,165	—	1,115,570
Trading securities (a)	1,346,207	—	1,345,266	941	1,346,207
Loans held-for-sale
Mortgage loans (elected fair value) (a)	14,033	—	—	14,033	14,033
USDA & SBA loans- LOCOM	493,525	—	495,323	947	496,270
Other consumer loans- LOCOM	5,197	—	5,197	—	5,197
Mortgage loans- LOCOM	81,035	—	—	81,035	81,035
Total loans held-for-sale	593,790	—	500,520	96,015	596,535
Securities available-for-sale (a)	4,445,403	—	4,426,267	19,136	4,445,403
Securities held-to-maturity	10,000	—	—	10,001	10,001
Derivative assets (a)	183,115	20,640	162,475	—	183,115
Other assets:
Tax credit investments	247,075	—	—	244,755	244,755
Deferred compensation assets	46,815	46,815	—	—	46,815
Equity, mutual funds, and other (b)	229,352	22,643	—	206,709	229,352
Total other assets	523,242	69,458	—	451,464	520,922
Total assets	$39,078,131	$572,503	$7,067,693	$31,795,709	$39,435,905
Liabilities:
Deposits:
Defined maturity	$3,618,337	$—	$3,631,090	$—	$3,631,090
Trading liabilities (a)	505,581	—	505,581	—	505,581
Short-term financial liabilities:
Federal funds purchased	548,344	—	548,344	—	548,344
Securities sold under agreements to repurchase	716,925	—	716,925	—	716,925
Other short-term borrowings	2,253,045	—	2,253,045	—	2,253,045
Total short-term financial liabilities	3,518,314	—	3,518,314	—	3,518,314
Term borrowings:
Real estate investment trust-preferred	46,236	—	—	47,000	47,000
Secured Borrowings	21,975	—	—	21,975	21,975
Junior subordinated debentures	144,593	—	—	142,375	142,375
Other long term borrowings	578,564	—	574,287	—	574,287
Total term borrowings	791,368	—	574,287	211,350	785,637
Derivative liabilities (a)	67,480	19,807	24,878	22,795	67,480
Total liabilities	$8,501,080	$19,807	$8,254,150	$234,145	$8,508,102
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Classes are detailed in the recurring and nonrecurring measurement tables.

(b)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $76.0 million and FRB stock of $130.7 million.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 73

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2020 and December 31, 2019:

	Contractual Amount		Fair Value
(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Unfunded Commitments:
Loan commitments	$10,966,768	$12,355,220	$2,909	$3,656
Standby and other commitments	455,028	459,268	6,211	5,513

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 74

Note 17 – Restructuring, Repositioning, and Efficiency
Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were not significant in first quarter 2020 and were $12.2 million in first quarter 2019 and are included in the Corporate segment. Significant expenses resulted from the following actions:

•
Severance and other employee costs primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Expense largely related to the identification of efficiency opportunities within the organization which is reflected in Professional fees.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.
Total expense recognized for the three months ended March 31, 2020 and 2019 is presented in the table below:

	Three Months Ended March 31
Dollars in thousands	2020	2019
Employee compensation, incentives and benefits	$57	$6,505
Professional fees	7	4,295
Occupancy	2	817
Other	(103)	535
Total restructuring and repositioning charges	$(37)	$12,152

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 75

Note 18 – Other Events

In April 2020, First Horizon Bank issued $450 million of 5.750% Subordinated Notes due May 1, 2030. Interest payments are due semi-annually on May 1 and November 1, commencing November 1, 2020. The sale of the Notes resulted in net proceeds to the Company of approximately $446 million.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 76

---------------------------
ITEM 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
---------------------------

TABLE OF ITEM 2 TOPICS

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 77

General Information
First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864. FHN's sole class of common stock, $.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN.
FHN is the parent company of First Horizon Bank. First Horizon Bank's principal divisions and subsidiaries operate under the brands of First Horizon Bank, First Horizon Advisors, and FHN Financial. FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. First Horizon Bank and First Horizon Advisors provide consumer and commercial banking and wealth management services. FHN Financial, which operates partly through a division of First Horizon Bank and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. First Horizon Bank has over 270 banking offices in seven southeastern U.S. states, and FHN Financial has 29 offices in 18 states across the U.S.
Segments
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

Significant Pending Transactions
On November 4, 2019, FHN and IBERIABANK Corporation ("IBKC") announced that they had entered into an agreement and plan of merger under which IBKC will merge with FHN in a merger-of-equals transaction. IBKC, headquartered in Lafayette, Louisiana, has 319 offices in 12 states, mostly in the southern and southeastern U.S., and has reported $32.2 billion of total assets, $24.5 billion in loans, and $25.5 billion in deposits, at March 31, 2020. IBKC's common stock is listed on The NASDAQ Stock Market, LLC under the symbol IBKC. Under the merger agreement, each share of IBKC common stock will be converted into 4.584 shares of FHN common stock. After closing, FHN expects IBKC common shares will be converted into approximately 44 percent of the then-outstanding shares of FHN common stock. The merger agreement requires FHN to expand its board of directors to seventeen persons; after closing, eight board positions will be held by current IBKC directors, and nine will be held by current FHN directors. FHN expects the transaction to close in second quarter, subject to regulatory approvals and other customary closing conditions.
On November 8, 2019, FHN announced an agreement for First Horizon Bank to purchase 30 branches from SunTrust Bank in conjunction with SunTrust Banks, Inc.'s merger with BB&T Corporation, which created Truist Financial Corp. As part of the agreement, FHN will assume approximately $2.4 billion of branch deposits for a 3.40 percent deposit premium and purchase approximately $410 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches). FHN expects the purchase to close in third quarter 2020, subject to customary closing conditions.
In second quarter 2019, FHN sold a subsidiary acquired as part of the Capital Bank Financial Corporation ("CBF") merger (in 2017), that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held-for-sale on FHN's Consolidated Condensed Statements of Condition.
In relation to all acquisitions, FHN's operating results include the operating results of the acquired assets and

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 78

assumed liabilities subsequent to the acquisition date. Refer to Note 2 – Acquisitions and Divestitures in this report and in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.
For the purpose of this management’s discussion and analysis (“MD&A”), earning assets have been expressed as averages, unless otherwise noted, and loans have been disclosed net of unearned income. The following financial discussion should be read with the accompanying unaudited Consolidated Condensed Financial Statements and Notes in this report. Additional information including the 2019 financial statements, notes, and MD&A is provided in Item 7 and 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.
ADOPTION OF ACCOUNTING UPDATES
Effective January 1, 2020 FHN adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," (CECL); which resulted in a $106.4 million increase to the allowance for loan losses ("ALLL") and a $24.0 million increase to the reserve for unfunded commitments, resulting in a $96.1 million decrease of retained earnings (net of taxes). See Note 1– Financial Information for additional information.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 79

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
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors: general economic and financial market conditions, including expectations of and actual timing and amount of interest rate movements including the slope of the yield curve, competition, customer and investor responses to these conditions, ability to execute business plans, geopolitical developments, recent and future legislative and regulatory developments, natural disasters, the potential impacts on FHN’s businesses of the coronavirus COVID-19 pandemic, including negative impacts from quarantines, market declines and volatility, and changes in customer behavior related to COVID-19, potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages; potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans; potential claims relating to participation in government programs, especially lending or other financial services programs; expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution; market and monetary fluctuations, including fluctuations in mortgage markets; inflation or deflation; customer, investor, competitor, regulatory, and legislative responses to any or all of these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry;

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
FHN assumes no obligation to update or revise any forward-looking statements that are made in this Quarterly Report of which this MD&A is a part or otherwise from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those presented in this Forward-Looking Statements section, in other sections of this MD&A, in other parts of and exhibits to this Quarterly Report on Form 10-Q for the period ended March 31, 2020, and in documents incorporated into this Quarterly Report.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 80

Financial Summary
As previously mentioned, effective January 1, 2020, FHN adopted ASU 2016-13, (CECL). Application of CECL methodology creates larger immediate impacts on credit loss estimates in unanticipated rapid declines in economic projections when compared to the prior incurred loss estimation methodology. The sudden, steep decline in the economic forecast associated with the Coronavirus Disease 2019 (“COVID-19”) pandemic late in first quarter 2020 resulted in a significant increase in loan loss provision expense and the reserve for unfunded commitments, negatively impacting FHN’s operating results in first quarter 2020.
In first quarter 2020, FHN reported net income available to common shareholders of $12.1 million, or $.04 per diluted share, compared to net income available to common of $99.0 million, or $.31 per diluted share in first quarter 2019. The decline in results in first quarter 2020 relative to the prior year was driven by a significant increase in loan loss provision expense and an increase in the reserve for unfunded commitments, somewhat offset by higher revenue.
Total revenue increased 10 percent to $477.6 million in first quarter 2020 from $435.6 million in first quarter 2019. NII increased to $302.8 million in first quarter 2020 from $294.5 million in first quarter 2019 primarily due to strong loan and deposit growth, favorable deposit costs, and the maturity of $400 million of senior debt in fourth quarter 2019. Lower loan yields compared to first quarter 2019 negatively impacted NII in first quarter 2020, offsetting a portion of the overall increase in NII. Noninterest income increased 24 percent, or $33.7 million, in first quarter 2020 driven by higher fixed income revenue, somewhat offset by a decrease in deferred compensation income relative to first quarter 2019.
Noninterest expense increased 5 percent to $311.9 million in first quarter 2020 from $296.1 million in first quarter 2019. The expense increase in first quarter 2020, was due in large part to an increase in credit expense on unfunded commitments associated with economic uncertainty attributable to the COVID-19 pandemic, as well as higher personnel-related expenses, somewhat offset by lower restructuring and rebranding related expenses.
Asset quality trends in first quarter 2020 were relatively consistent with trends in first quarter 2019. The NPL ratio and 30+ delinquencies improved from .65 percent and .23 percent, respectively in first quarter 2019 to .57 percent and .19 percent, respectively in first quarter 2020. Net charge offs increased from .07 percent in first quarter 2019 to .10 percent in first quarter 2020 primarily driven by two credits.
Return on average common equity (“ROCE”) and ROTCE were 1.05 percent and 1.59 percent, respectively, in first quarter 2020 compared to 9.09 percent and 14.17 percent, respectively, in first quarter 2019. Return on average assets (“ROA”) declined to .15 percent in first quarter 2020 from 1.03 percent in first quarter 2019. Key financial ratios were negatively impacted in first quarter 2020 by the large increase in loan loss provision expense. Common Equity Tier 1, Tier 1, Total Capital, and Leverage ratios were 8.54 percent, 9.52 percent, 10.78 percent, and 9.00 percent, respectively, in first quarter 2020 down from 9.62 percent, 10.65 percent, 11.78 percent, and 9.02 percent, respectively, in first quarter 2019 driven by an increase in risk-weighted assets due to higher loan balances and an increase in fixed income market risk assets. Average assets increased to $43.6 billion in first quarter 2020 from $40.9 billion in first quarter 2019. Average loans and average deposits increased to $30.5 billion and $32.9 billion, respectively, in first quarter 2020, up 12 percent and 1 percent from first quarter 2019. Period-end Shareholders’ equity increased to $5.1 billion in first quarter 2020 from $4.8 billion in first quarter 2019. Average Shareholders’ equity increased to $5.0 billion in first quarter 2020 from $4.8 billion in first quarter 2019.

Business Line Review
Regional Banking
Pre-tax income within the regional banking segment was $25.6 million in first quarter 2020, down from $147.0 million in first quarter 2019. The decrease in pre-tax income was primarily driven by an increase in loan loss provision expense, and higher credit expense on unfunded commitments somewhat offset by increase in revenue.
Total revenue increased 6 percent to $382.0 million in first quarter 2020 from $359.1 million in first quarter 2019, driven by increases in NII and noninterest income. The increase in NII was primarily due to strong loan and deposit growth and favorable deposit costs, which more than offset lower loan yields compared to first quarter 2019. Noninterest income increased 12 percent or $8.8 million to $81.9 million in first quarter 2020 from $73.0 million in the prior year. The increase in noninterest income was primarily driven by an increase in fees from derivative sales, higher brokerage, management fees and commissions, and an increase in other service charges revenue, partially offset by lower fees from deposit transactions and cash management activities relative to first quarter 2019.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 81

Provision expense increased to $145.4 million in first quarter 2020 from $13.4 million in first quarter 2019, primarily driven by the application of CECL methodology and a sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic.
Noninterest expense was $211.0 million in first quarter 2020, up from $198.6 million in first quarter 2019. The increase in expense was primarily driven by a $8.8 million increase in the credit expense on unfunded commitments largely associated with the application of CECL methodology with a sudden, steep decline in economic forecast attributable to the COVID-19 pandemic. An increase in FDIC premium expense due to balance sheet growth and expected loss severity ratios as well as $1.0 million of additional credit risk adjustments related to Regional Banking interest rate derivatives and swap participations also contributed to the overall increase in expenses in first quarter 2020 compared to the prior year.
Fixed Income
Pre-tax income in the fixed income segment more than doubled to $25.6 million in first quarter 2020 from $10.6 million in first quarter 2019. The increase in pre-tax income in first quarter 2020 was driven by higher revenue, somewhat offset by an increase in expenses.
Noninterest income increased 78 percent, or $41.9 million to $95.7 million in first quarter 2020 from $53.8 million in first quarter 2019. Average daily revenue (“ADR”) increased to $1.3 million in first quarter 2019 from $729 thousand in first quarter 2019, due to elevated levels of commissionable revenues, partially offset by elevated levels of trading losses driven by extreme market volatility as compared to first quarter 2019. Other product revenue was $17.4 million in first quarter 2020, up from $9.3 million in the prior year, primarily driven by increases in fees from derivative sales. NII was $10.9 million in first quarter 2020, up from $7.3 million in first quarter 2019, primarily due to higher spreads on inventory positions in addition to higher inventory balances compared to prior year.
Noninterest expense was $81.1 million in first quarter 2020 compared to $50.5 million in first quarter 2019, primarily driven by higher variable compensation due to increased commissionable revenues.

Corporate
The pre-tax loss for the corporate segment was $32.5 million in first quarter 2020 compared to $36.3 million in first quarter 2019.
Net interest expense was $13.4 million and $7.9 million in first quarter 2020 and 2019, respectively. Net interest expense was negatively impacted by lower average balances of excess cash at the Federal reserve (“Fed”) and AFS securities, somewhat offset by the maturity of $400 million of senior debt in fourth quarter 2019. Noninterest income/(loss)(including securities gain/losses) in first quarter 2020 was negative $3.7 million compared to $13.4 million in first quarter 2019, primarily due to a $15.0 million decrease in deferred compensation income driven by negative equity market valuations relative to the prior year.
Noninterest expense decreased 63 percent or $26.3 million from $41.8 million in first quarter 2019 to $15.5 million in first quarter 2020. The decrease in expense for first quarter 2020 was primarily driven by decreases in deferred compensation expense, restructuring costs associated with efficiency initiatives and rebranding expenses relative to first quarter 2019. This expense decrease was somewhat offset by an increase in pension expense.
Non-Strategic
The non-strategic segment had pre-tax income of $2.6 million in first quarter 2020 compared to $9.2 million in first quarter 2019. The decrease in results for first quarter 2020 was driven by a smaller provision credit and a decline in NII relative to first quarter 2019 somewhat offset by a decrease in expenses.
Total revenue was $6.0 million in first quarter 2020 down from $9.9 million in first quarter 2019. NII decreased to $5.1 million in first quarter 2020 from $9.1 million in first quarter 2019, primarily due to continued run-off of the loan portfolios. Noninterest income was $.9 million in first quarter 2020 and 2019.
The provision for loan losses within the non-strategic segment was a provision credit of $.4 million in first quarter 2020 compared to a provision credit of $4.4 million in the prior year. The reduction in provision credit in first quarter 2020 was due to additional consumer reserves associated with a sudden, steep decline in economic forecast attributable to the COVID-19 pandemic.
Noninterest expense decreased 27 percent to $3.8 million in first quarter 2020 from $5.2 million in first quarter 2019.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 82

Income Statement Review
Total consolidated revenue was $477.6 million in first quarter 2020, up 10 percent from $435.6 million in first quarter 2019 driven by a 24 percent increase in noninterest income and a 3 percent increase in NII. Provision expense increased significantly from $9.0 million in first quarter 2019 to $145.0 million in first quarter 2020 primarily driven by a sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic. Total consolidated expenses increased 5 percent to $311.3 million in first quarter 2020 from $296.1 million in first quarter 2019, driven by an increase in expense on unfunded commitments and higher personnel-related expenses, somewhat offset by lower restructuring and rebranding related expenses.
Net Interest Income
Net interest income was $302.8 million in first quarter 2020, up from $294.5 million in first quarter 2019. The increase in NII was primarily attributable to strong loan and deposit growth, favorable deposit costs, and the maturity of $400 million of senior debt in fourth quarter 2019, somewhat offset by lower loan yields compared to first quarter 2019. Average earning assets increased to $38.8 billion in first quarter 2020 from $36.3 billion in first quarter 2019.

The increase in average earning assets was primarily driven by increases in loans, securities purchased under agreement to resell ("asset repos"), and fixed income inventory, somewhat offset by decreases in interest-bearing cash.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis which provides comparability of net interest income arising from both taxable and tax-exempt sources.
The consolidated net interest margin was 3.16 percent in first quarter 2020 down 15 basis points from 3.31 percent in first quarter 2019. The net interest spread was 2.89 percent in first quarter 2020, down 3 basis points from 2.92 percent in first quarter 2019. The decrease in NIM in first quarter 2020 was primarily the result of the negative impact of interest rates (including LIBOR and Prime) relative to first quarter 2019. Additionally, higher balances of trading securities negatively impacted NIM in first quarter 2020, but was somewhat mitigated by loan and deposit growth, lower balances of cash held at the Fed, and the maturity of $400 million of senior debt in fourth quarter 2019.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 83

Table 1—Net Interest Margin

	Three Months Ended March 31
	2020	2019
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	4.33%	5.08%
Consumer loans	4.33	4.59
Total loans, net of unearned income	4.33	4.96
Loans held-for-sale	4.67	5.89
Investment securities:
U.S. government agencies	2.32	2.68
States and municipalities	3.35	4.33
Corporates and other debt	4.67	4.37
Other	33.76	34.56
Total investment securities	2.51	2.79
Trading securities	2.91	3.80
Other earning assets:
Federal funds sold	1.05	2.63
Securities purchased under agreements to resell	1.13	2.21
Interest-bearing cash	1.13	2.41
Total other earning assets	1.13	2.38
Interest income / total earning assets	3.94%	4.49%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.87%	1.36%
Other interest-bearing deposits	0.65	1.05
Time deposits	1.67	1.91
Total interest-bearing deposits	0.90	1.35
Federal funds purchased	1.19	2.50
Securities sold under agreements to repurchase	1.36	2.06
Fixed income trading liabilities	1.76	3.04
Other short-term borrowings	1.20	3.40
Term borrowings	4.01	4.89
Interest expense / total interest-bearing liabilities	1.05	1.57
Net interest spread	2.89%	2.92%
Effect of interest-free sources used to fund earning assets	0.27	0.39
Net interest margin (a)	3.16%	3.31%
(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21 percent and, where applicable, state income taxes.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 84

FHN’s net interest margin is primarily impacted by its balance sheet mix including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income. For 2020, NIM will also depend on potentially modest loan growth, rate impact from the elevated spread of LIBOR to Fed Funds, widening credit spreads, PPP fees, Fixed Income trading inventory and the extent of assets moving to nonaccrual status.
PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of expected credit losses in the loan portfolio. Provision expense was $145.0 million in first quarter 2020 calculated under the CECL methodology adopted January 1, 2020, compared to $9.0 million in first quarter 2019 calculated under the “incurred loss” methodology. The increase in provision expense was primarily the result of a sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic, and to a much less extent associated with loan growth. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.

NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $174.8 million in first quarter 2020 and represented 37 percent of total revenue compared to $141.0 million in first quarter 2019 and 32 percent. The increase in noninterest income in first quarter 2020 was primarily driven by higher fixed income revenue, somewhat offset by a decrease in deferred compensation income relative to first quarter 2019.
Fixed Income Noninterest Income
Fixed income noninterest income was $95.6 million in first quarter 2020, a 78 percent increase from $53.7 million in first quarter 2019. The increase in first quarter 2020 was largely driven by elevated levels of commissionable revenues, partially offset by elevated levels of trading losses driven by extreme market volatility in March 2020. Revenue from other products increased 86 percent to $17.3 million in first quarter 2020 from $9.3 million in first quarter 2019, primarily driven by increases in derivative sales.

The following table summarizes FHN’s fixed income noninterest income for the three months ended March 31, 2020 and 2019.
Table 2—Fixed Income Noninterest Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2020	2019
Noninterest income:
Fixed income	$78,354	$44,472	76%
Other product revenue	17,281	9,277	86%
Total fixed income noninterest income	$95,635	$53,749	78%
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions increased 22 percent or $2.8 million from $12.6 million in first quarter 2019 to $15.4 million in first quarter 2020. The increase in first quarter 2020 was primarily driven by higher advisory revenue and annuity income as a result of increased transaction volume.
Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities were $30.3 million in first quarter 2020, down 4 percent from $31.6 million in first quarter 2019. The decrease in first quarter 2020 is largely due to lower debit card transaction fees as a result of volume incentives received in 2019 and lower NSF/overdraft fee income driven by changes in consumer behavior relative to first quarter 2019, somewhat offset by an increase in fees from cash management activities.
Other Noninterest Income
Other income includes revenues related to other service charges, ATM and interchange fees, mortgage banking (primarily within the non-strategic and regional banking segments), letters of credit fees, dividend income, electronic banking fees, insurance commissions, gain/(loss)

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 85

on the extinguishment of debt, deferred compensation plans (which are mirrored by changes in noninterest expense) and various other fees.
Revenue from all other income and commissions decreased to $14.4 million in first quarter 2020 from $24.6 million in first quarter 2019. The decrease in all other income and commissions in first quarter 2020 was largely due to a $15.0 million decrease in deferred compensation income driven by negative equity market valuations. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. An increase in other service charges and higher fees from derivative sales relative to first quarter 2019 offset a portion of the overall decline in other noninterest income.
The following table provides detail regarding FHN’s other income.

Table 3—Other Income

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2020	2019
Other income:
Other service charges	$5,219	$3,869	35%
ATM and interchange fees	4,212	3,241	30%
Mortgage banking	2,431	1,886	29%
Letter of credit fees	1,462	1,368	7%
Dividend income (a)	1,130	2,313	(51)%
Electronic banking fees	1,030	1,271	(19)%
Insurance commissions	789	624	26%
Gain/(loss) on extinguishment of debt	—	(1)	NM
Deferred compensation (b)	(9,507)	5,474	NM
Other	7,598	4,586	66%
Total	$14,364	$24,631	(42)%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

(a)	Represents dividend income from Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") holdings. Variability largely driven by dividend rate.

(b)
Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense. First quarter 2020 decrease was driven by negative equity market valuations.

NONINTEREST EXPENSE
Total noninterest expense increased to $311.3 million in first quarter 2020 from $296.1 million in first quarter 2019. The increase in noninterest expense in first quarter 2020 was primarily driven by an increase in credit expense on unfunded commitments associated with a sudden, steep decline in economic forecast attributable to the COVID-19 pandemic.
To a lesser extent, higher personnel-related expense also contributed to the increase in noninterest expense, somewhat offset by restructuring costs associated with the identification of efficiency opportunities within the organization, strategic initiatives and rebranding expenses recognized in first quarter 2019.

Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased 3 percent in first quarter 2020 to $183.5 million from $177.9 million in first quarter 2019. The increase in personnel expense in first quarter 2020 was primarily driven by higher variable compensation due to increased commissionable revenues within Fixed Income.
These expense increases were somewhat offset by a $16.6 million decrease in deferred compensation expense driven by negative equity market valuations in first quarter 2020 and a $6.4 million decrease in restructuring costs associated with the identification of efficiency opportunities within the organization.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 86

Professional Fees
Professional fees decreased 43 percent or $5.3 million from $12.3 million in first quarter 2019 to $7.0 million in first quarter 2020. The decrease in professional fees was primarily driven by lower restructuring costs associated with the identification of efficiency opportunities within the organization. Additionally, strategic investments recognized in first quarter 2019 to analyze growth potential and product mix for new markets also contributed to the year-over-year decline in professional fees.
FDIC premium expense
FDIC premium expense increased 58 percent from $4.3 million in first quarter 2019 to $6.7 million in first quarter 2020 driven by balance sheet growth and expected loss severity ratios.
Contract employment and outsourcing
Expenses associated with contract employment and outsourcing increased 46 percent or $1.6 million to $4.9 million in first quarter 2020 compared to $3.4 million in first quarter 2019, primarily driven by merger and acquisition related projects.

Other Noninterest Expense
Other expense includes expenses associated with unfunded commitments, travel and entertainment, other insurance and tax expenses, expenses associated with the non-service components of net periodic pension and post-retirement cost, supplies, customer relation expenses, costs associated with employee training and dues, miscellaneous loan costs, tax credit investments expenses, losses from litigation and regulatory matters, expenses associated with OREO, and various other expenses.
All other expenses increased 72 percent to $33.2 million in first quarter 2020 from $19.3 million in first quarter 2019. The increase was primarily driven by an $8.8 million increase in credit expense on unfunded commitments largely associated with the application of CECL methodology with a sudden, steep decline in economic forecast attributable to the COVID-19 pandemic. Additionally, a $2.1 million increase in pension-related costs and $1.0 million of additional credit risk adjustments on Regional Banking interest rate derivatives and swap participations also contributed to the overall increase in all other expenses in first quarter 2020 related to prior year.
The following table provides detail regarding FHN’s other expense.
Table 4—Other Expense

	Three Months Ended March 31		Percent Change
(Dollars in thousands)	2020	2019
Other expense:
Credit expense on unfunded commitments (a)	$9,230	$396	NM
Travel and entertainment	2,709	2,712	*
Other insurance and taxes	2,679	2,694	(1)%
Non-service components of net periodic pension and post-retirement cost	2,508	432	NM
Supplies	2,411	1,804	34%
Customer relations	2,004	1,599	25%
Employee training and dues	1,341	1,457	(8)%
Miscellaneous loan costs	1,094	1,027	7%
Tax credit investments	346	675	(49)%
Litigation and regulatory matters	13	13	*
OREO	(184)	(366)	50%
Other	9,075	6,888	32%
Total	$33,226	$19,331	72%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful
* Amount is less than one percent.

(a)	First quarter 2020 increase largely associated with a sudden, steep decline in economic forecast attributable to the COVID-19 pandemic.
INCOME TAXES

FHN recorded an income tax provision of $4.8 million in first quarter 2020, compared to $27.1 million in first

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 87

quarter 2019. The effective tax rate for the three months ended March 31, 2020 was approximately 22 percent compared to 21 percent for the three months ended March 31, 2019.
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
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2020, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $292.8 million and $207.6 million, respectively, resulting in a net DTA of $85.2 million at March 31, 2020, compared with a net DTA of $69.0 million at December 31, 2019.

As of March 31, 2020, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $37.5 million and $1.2 million, respectively, which will expire at various dates.
FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charges for restructuring, repositioning, and efficiency initiatives were immaterial in first quarter 2020 compared to $12.2 million in first quarter 2019. These expenses are primarily associated with severance and other employee costs and professional fees. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the current efficiency initiatives. See Note 17 - Restructuring, Repositioning, and Efficiency for additional information.

Statement of Condition Review
Total period-end assets were $47.2 billion on March 31, 2020, up 9 percent from $43.3 billion on December 31, 2019. The increase in period-end assets was primarily driven by strong loan growth. Additionally, a net increase in other earning assets (primarily trading securities), derivative assets and FHLB stock also contributed to the increase in period-end assets. These increases were somewhat offset by an increase in the allowance for loan losses due to the Adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” or (“CECL”) and all related ASUs on January 1, 2020 and additional reserves recognized in first quarter 2020 due to a sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic. Average assets increased 2 percent to $43.6 billion in first quarter 2020 from $42.9 billion in fourth quarter 2019. The increase in average assets was driven by higher balances of trading securities and securities purchased under agreements to resell (“asset repos”), somewhat offset by lower average loan balances and an increase in the ALLL due to the adoption of CECL.
Total period-end liabilities were $42.1 billion on March 31, 2020, a 10 percent increase from $38.2 billion on December 31, 2019. The net increase in period-end liabilities was primarily due to increases in deposits and higher balances of short-term borrowings. In first quarter 2020, average liabilities increased to $38.5 billion from $37.8 billion in fourth quarter 2019. The increase in average liabilities was largely driven by higher balances of short-term borrowings somewhat offset by a decrease in federal funds purchased (“FFP”) relative to fourth quarter 2019.
EARNING ASSETS
Earning assets consist of loans, investment securities, loans HFS, and other earning assets such as trading securities and interest-bearing cash. Average earning assets increased 1 percent and 7 percent to $38.8 billion in first quarter 2020 from $38.2 billion and $36.3 billion, respectively, in fourth quarter 2019 and first quarter 2019. A more detailed discussion of the major line items follows.
Loans
Period-end loans increased 7 percent and 19 percent to $33.4 billion as of March 31, 2020 from $31.1 billion on December 31, 2019 and $28.0 billion as of March 31, 2019. The increase is period-end loan balances compared to December 31, 2019 was primarily due to an increase in

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 88

loans to mortgage companies during the end of March and additional commercial line draws. Average loans for first quarter 2020 were $30.5 billion compared to $30.7 billion in fourth quarter 2019 and $27.3 billion in first quarter 2019.
The following table summarizes FHN's average deposits for quarters-ended March 31, 2020 and December 31, 2019.
Table 5—Average Loans

	Quarter Ended March 31, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$19,469,572	64%	$19,739,937	64%	(1)%
Commercial real estate	4,421,913	14	4,263,597	14	4
Total commercial	23,891,485	78	24,003,534	78	*
Consumer:
Consumer real estate (a) (b)	6,134,390	20	6,194,134	20	(1)
Credit card, OTC and other	498,290	2	508,651	2	(2)
Total consumer	6,632,680	22	6,702,785	22	(1)
Total loans, net of unearned income	$30,524,165	100%	$30,706,319	100%	(1)%
* Amount is less than one percent.

(a)	Balance as December 31, 2019 includes $7.1 million of restricted and secured real estate loans.

(b)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

C&I loans are the largest component of the loan portfolio comprising 64 percent of total loans in both first quarter 2020 and fourth quarter 2019. C&I loans declined 1 percent, from fourth quarter 2019 largely driven by lower balances within mortgage warehouse lending, partially mitigated by strong loan growth within other commercial portfolios of Regional Banking. Growth in other specialty lending areas, such as franchise finance, private client, asset based lending, and healthcare also offset a portion of the overall decline in average C&I loans in first quarter 2020 compared to fourth quarter 2019.Commercial real estate loans experienced a net increase of 4 percent to $4.4 billion in first quarter 2020.
Average consumer loans declined 1 percent from fourth quarter 2019 to $6.6 billion in first quarter 2020, largely driven by the continued wind-down of portfolios within the Non-strategic segment and declines in home equity lines of credit within the Regional Banking segment.
Investment Securities
FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale (“AFS”). FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities were $4.6 billion on March 31, 2020 compared to $4.5 billion on December 31, 2019.
Average investment securities were $4.5 billion in first quarter 2020 and $4.4 billion in fourth quarter 2019, representing 12 percent of average earning assets in first quarter 2020 and fourth quarter 2019. The increase in period-end and average investment securities was driven by FHN's reinvestment strategy in 2020. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.
Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On March 31, 2020, loans HFS were $595.6 million and $593.8 million, respectively. The average balance of loans HFS increased to $590.5 million in first quarter 2020 from $581.8 million in fourth quarter 2019. The increase in period-end and average loans HFS was primarily driven by an increase in small business loans, somewhat offset by a decrease in USDA loans.
Other Earning Assets
Other earning assets include trading securities, securities purchased under agreements to resell ("asset repos"), federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $3.2 billion in first quarter 2020, a 28 percent increase from $2.5 billion in fourth quarter 2019. The increase in average other earning assets was primarily driven by increases in fixed income trading inventory and asset repos relative to fourth quarter 2019. Fixed income's trading inventory fluctuates daily based on customer demand. Asset repos are used in fixed income trading activity and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $3.1 billion on March 31, 2020, up from $2.5 billion on December 31, 2019, primarily driven by increases in fixed income trading inventory and interest-bearing cash.

The following table summarizes FHN's average other earning assets for quarters-ended March 31, 2020 and December 31, 2019.
Table 6—Average Other Earning Assets

	Quarter Ended March 31, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Other earning assets
Trading securities	$1,831,492	57%	$1,263,633	50%	45%
Securities purchased under agreements to resell	816,794	25	645,979	26	26
Interest-bearing cash	548,036	17	586,495	23	(7)
Federal funds sold	10,192	1	9,700	1	5
Total other earning assets	$3,206,514	100%	$2,505,807	100%	28%

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 89

Non-earning assets
Period-end non-earning assets were $5.5 billion and $4.7 billion on March 31, 2020 and December 31, 2019, respectively, driven largely by increases in derivative assets, equity investments (primarily FHLB stock), and fixed income receivables, partially offset by an increase in the ALLL and a decrease in cash balances. Derivative assets and fixed income receivable balances were higher as a result of extreme market volatility during first quarter 2020 and an increase in required margin posting. The increase in the ALLL was due to the adoption of ASU 2016-13 (CECL) on January 1, 2020 and additional reserves established during first quarter 2020 associated with a sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic.
Deposits
Average deposits increased to $32.9 billion during first quarter 2020 from $32.8 billion in fourth quarter 2019 and $32.5 billion in first quarter 2019. The increase in average deposits from fourth quarter 2019 was driven by a seasonal influx of consumer deposits (both non-interest bearing and interest bearing), coupled with an increase in market-indexed deposits, partially offset by lower commercial interest deposits. The increase in first quarter 2020 relative to first quarter 2019 was driven by increases in non-interest bearing and consumer interest deposits as a result of FHN’s strategic focus on growing deposits during 2019, partially offset by decreases in commercial interest and market-indexed deposits. FHN's mix of interest-bearing deposits and noninterest-bearing deposits remained relatively consistent between periods.
Period-end deposits increased 6 percent to $34.4 billion on March 31, 2020, from $32.4 billion on December 31, 2019 and $32.5 billion on March 31, 2019. The increase in deposits from December 31, 2019 and March 31, 2019 was largely the result of management’s decision to increase market-indexed deposits (given the favorable benefits of this funding source in lower interest-rate environments) to fund loan growth, as well as significant deposit inflows in March 2020 as brokerage customers exited equity markets to move in cash positions given the market volatility associated with the COVID-19 pandemic.

The following table summarizes FHN's average deposits for quarters-ended March 31, 2020 and December 31, 2019.
Table 7—Average Deposits

	Quarter Ended March 31, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer	$13,760,968	42%	$13,718,820	42%	*
Commercial	6,006,364	18	6,145,681	19	(2)
Market-indexed (a)	4,448,587	14	4,370,025	13	2
Total interest-bearing deposits	24,215,919	74	24,234,526	74	*
Noninterest-bearing deposits	8,666,087	26	8,542,521	26	1
Total deposits	$32,882,006	100%	$32,777,047	100%	*
* Amount is less than one percent.

(a)	Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.
Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $4.0 billion in first quarter 2020, up 20 percent from $3.3 billion in fourth quarter 2019. As noted in the table below, the increase in short-term borrowings between first quarter 2020 and fourth quarter 2019 was primarily driven by increases in other short-term borrowings and trading liabilities, partially offset by a decrease in FFP. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Trading liabilities fluctuates based on expectations of customer demand. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. Period-end short-term borrowings increased 44 percent to $5.8 billion on March 31, 2020 from $4.0 billion on December 31, 2019, primarily driven by an increase in other short-term borrowings, somewhat offset by a decreases in FFP. The increase in short-term borrowings was used to fund commercial loan growth including an uptick in loans to mortgage companies in the latter part of the quarter.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 90

Table 8—Average Short-Term Borrowings

	Quarter Ended March 31, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Securities sold under agreements to repurchase	$777,692	20%	$701,213	21%	11%
Trading liabilities	750,520	19	585,889	18	28
Federal funds purchased	746,686	19	1,163,701	35	(36)
Other short-term borrowings	1,686,690	42	844,558	26	NM
Total short-term borrowings	$3,961,588	100%	$3,295,361	100%	20%
NM – Not meaningful
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Average term borrowings were $.8 billion in first quarter 2020 and $.9 billion in fourth quarter 2019. Period-end term borrowings were $.8 billion on March 31, 2020 and December 31, 2019. In April 2020, First Horizon Bank issued $450 million of subordinated notes.

Other Liabilities
Period-end other liabilities were $1.2 billion on March 31, 2020, up from $1.0 billion on December 31, 2019, primarily driven by increases in derivative liabilities and fixed income payables.

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity decreased $20.4 million from $5.1 billion on December 31, 2019 to $5.1 billion on March 31, 2020. Average equity decreased $37.5 million to $5.0 billion in first quarter 2020 from $5.0 billion in fourth quarter 2019. The decrease in period-end and average equity was largely attributable to the adoption impact of ASU 2016-13 (CECL) which resulted in a net decrease to retained earnings of $96.1 million on January 1, 2020, coupled with common and preferred dividends paid, somewhat offset by net income recognized since fourth quarter 2019. A decrease in accumulated other comprehensive income ("AOCI"), largely the result of an increase in unrealized gains associated with AFS debt securities partially mitigated the decrease in period-end and average equity.
FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 91

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 9—Regulatory Capital and Ratios

(Dollars in thousands)	March 31, 2020	December 31, 2019
Shareholders’ equity	$4,760,149	$4,780,577
Modified CECL transitional amount (a)	132,811	—
FHN non-cumulative perpetual preferred	(95,624)	(95,624)
Common equity	$4,797,336	$4,684,953
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,501,286)	(1,505,971)
Net unrealized (gains)/losses on securities available-for-sale	(119,357)	(31,079)
Net unrealized (gains)/losses on pension and other postretirement plans	271,809	273,914
Net unrealized (gains)/losses on cash flow hedges	(16,288)	(3,227)
Disallowed deferred tax assets	(9,502)	(8,610)
Other deductions from common equity tier 1	(949)	(1,044)
Common equity tier 1	$3,421,763	$3,408,936
FHN non-cumulative perpetual preferred	95,624	95,624
Qualifying noncontrolling interest—First Horizon Bank preferred stock	294,816	255,890
Tier 1 capital	$3,812,203	$3,760,450
Tier 2 capital	507,181	394,435
Total regulatory capital	$4,319,384	$4,154,885
Risk-Weighted Assets
First Horizon National Corporation	$40,055,114	$37,045,782
First Horizon Bank	39,670,943	36,626,993
Average Assets for Leverage
First Horizon National Corporation	42,348,418	41,583,446
First Horizon Bank	41,632,972	40,867,365

	March 31, 2020		December 31, 2019
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	8.54%	$3,421,763	9.20%	$3,408,936
First Horizon Bank	8.70	3,450,974	9.38	3,433,867
Tier 1
First Horizon National Corporation	9.52	3,812,203	10.15	3,760,450
First Horizon Bank	9.44	3,745,790	10.18	3,728,683
Total
First Horizon National Corporation	10.78	4,319,384	11.22	4,154,885
First Horizon Bank	10.37	4,113,057	10.77	3,944,613
Tier 1 Leverage
First Horizon National Corporation	9.00	3,812,203	9.04	3,760,450
First Horizon Bank	9.00	3,745,790	9.12	3,728,683

(a)
The modified CECL transitional amount is calculated as defined in the CECL interim final rule issued by the banking regulators on March 27, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25 percent of the change in the adjusted allowance for credit losses (“AACL”) since FHN’s initial adoption of CECL through March 31, 2020.

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 92

must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses.
As of March 31, 2020, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions. FHN also had sufficient capital to meet the capital conservation buffer requirement while First Horizon Bank fell slightly below based on its Total Capital Ratio. (See discussion on dividend limitations for First Horizon Bank in the “Liquidity Risk Management” section of this MD&A.) In April 2020, First Horizon Bank generated additional Tier 2 capital through the issuance of $450 million of subordinated notes. The first quarter 2020 capital ratios for both FHN and First Horizon Bank are calculated under the interim final rule issued by the banking regulators in late March 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. For both FHN and First Horizon Bank, the risk-based regulatory capital ratios decreased in first quarter 2020 relative to fourth quarter 2019 primarily due to increased risk-weighted assets due to period-end commercial loan growth (primarily loans to mortgage companies) and higher draw activity in March, coupled with an increase in market risk assets driven by a spike in VaR due to extreme volatility in March. During 2020, capital ratios are expected to remain above well-capitalized standards.

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
General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of March 31, 2020, $229.3 million in purchases had been made under this authority at an average price per share of $15.09, $15.07 excluding commissions. Management currently does not anticipate purchasing a material number of shares under this authority during the first half of 2020 due to the pending merger of equals with IBKC.
Table 10a—Issuer Purchases of Common Stock - General Authority

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2020
January 1 to January 31	—	NA	—	$270,654
February 1 to February 29	—	NA	—	270,654
March 1 to March 31	—	NA	—	270,654
Total	—	N/A	—
(a) Represents total costs including commissions paid.

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

The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 93

open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of March 31, 2020, the maximum number of shares that may be purchased under the program was 24.3 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2020.

Table 10b—Issuer Purchase of Common Stock - Compensation Authority

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2020
January 1 to January 31	26	$16.81	26	24,431
February 1 to February 29	7	16.30	7	24,424
March 1 to March 31	108	14.05	108	24,316
Total	141	$14.67	141

Asset Quality

Loan Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; and credit card and other. In first quarter 2020, FHN consolidated its permanent mortgage portfolio into consumer real estate. Loans previously classified in permanent mortgage included primarily jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through pre-2009 mortgage businesses. FHN has a concentration of residential real estate loans (19 percent of total loans). Industry concentrations are discussed under the heading C&I below.
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Exhibit 13 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 67 and continuing to page 87. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2020, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2019.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $22.1 billion on March 31, 2020, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of March 31, 2020, are in Tennessee (29 percent), North Carolina (10 percent), California (9 percent), Texas (6 percent), Florida (6 percent), Georgia (4 percent), South Carolina (3 percent), and Virginia (3 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2020, and December 31, 2019. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 11—C&I Loan Portfolio by Industry

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 94

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$5,713,914	26%	$4,410,883	22%
Finance & insurance	2,797,370	13	2,778,411	14
Real estate rental & leasing (a)	1,584,095	7	1,454,336	7
Health care & social assistance	1,527,531	7	1,499,178	8
Accommodation & food service	1,504,690	7	1,364,833	7
Wholesale trade	1,464,847	6	1,372,147	7
Manufacturing	1,343,586	6	1,150,701	6
Other (education, arts, entertainment, etc) (b)	6,188,397	28	6,020,602	29
Total C&I loan portfolio	$22,124,430	100%	$20,051,091	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2020.
Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 39 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on March 31, 2020, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 26 percent of the C&I portfolio as of March 31, 2020, 22 percent as of December 31, 2019 and 13 percent as of March 31, 2019, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In first quarter 2020, 46 percent of the loans funded were home purchases and 54 percent were refinance transactions.
Finance and Insurance
The finance and insurance component represents 13 percent of the C&I portfolio as of March 31, 2020 compared to 14 percent as of December 31, 2019, and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2020, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2020, no TRUP relationship was on interest deferral.
As of March 31, 2020, the unpaid principal balance (“UPB”) of trust preferred loans totaled $234.2 million ($173.6 million of bank TRUPS and $60.7 million of insurance TRUPS) with the UPB of other bank-related loans totaling $282.3 million. Inclusive of a valuation allowance on TRUPS of $18.9 million, total reserves (ALLL plus the valuation allowance) for TRUPS and other bank-related loans were $29.9 million or 6 percent of outstanding UPB.
C&I Asset Quality Trends
The C&I portfolio trends remained stable in first quarter 2020; however, the impact of economic uncertainty attributable to the COVID-19 pandemic could negatively impact future trends. The C&I ALLL increased $132.0 million from December 31, 2019, to $254.5 million as of March 31, 2020, primarily due to the sudden, steep decline

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 95

in the economic forecast attributable to the COVID-19 pandemic and the adoption of ASU 2016-13.
The allowance as a percentage of period-end loans increased 54 basis points to 1.15 percent as of March 31, 2020, compared to .61 percent as of year-end 2019. Nonperforming C&I loans increased $21.8 million from December 31, 2019, to $96.1 million on March 31, 2020. The nonperforming loan (“NPL”) ratio increased to .43 percent of C&I loans as of March 31, 2020, from .37 percent as of December 31, 2019. The increase in NPLs was primarily driven by one credit.

The 30+ delinquency ratio increased 3 basis points to .08 percent as of March 31, 2020. First quarter 2020 experienced net charge-offs of $5.8 million compared to $3.3 million and $2.3 million of net charge-offs in fourth quarter 2019 and first quarter 2019, respectively. First quarter 2020 net charge-offs were primarily driven by one credit.
The following table shows C&I asset quality trends by segment.
Table 12—C&I Asset Quality Trends by Segment

	2020
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$122,426		$60	$122,486
ASU Adoption 2016-13	9,086		9,696	18,782
Charge-offs	(6,751)		—	(6,751)
Recoveries	931		4	935
Provision/(provision credit) for loan losses	118,970		94	119,064
Allowance for loan losses as of March 31	$244,662		$9,854	$254,516
Net charge-offs % (qtr. annualized)	0.12%		NM	0.12%
Allowance / net charge-offs	10.45	x	NM	10.88	x

	As of March 31
Period-end loans	$21,798,168		$326,262	$22,124,430
Nonperforming loans	96,081		—	96,081
Troubled debt restructurings	40,439		—	40,439
30+ Delinq. % (a)	0.07%		0.50%	0.08%
NPL %	0.44		—	0.43
Allowance / loans %	1.12		3.02	1.15

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$97,617		$1,330	$98,947
Charge-offs	(3,101)		—	(3,101)
Recoveries	801		28	829
Provision/(provision credit) for loan losses	7,076		(38)	7,038
Allowance for loan losses as of March 31	$102,393		$1,320	$103,713
Net charge-offs % (qtr. annualized)	0.06%		NM	0.06%
Allowance / net charge-offs	10.98	x	NM	11.26	x

	As of December 31
Period-end loans	$19,721,457		$329,634	$20,051,091
Nonperforming loans	74,312		—	74,312
Troubled debt restructurings	42,199		—	42,199
30+ Delinq. % (a)	0.05%		—%	0.05%
NPL %	0.38		—	0.37
Allowance / loans %	0.62		0.02	0.61
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 96

Commercial Real Estate
The CRE portfolio was $4.6 billion on March 31, 2020. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of March 31, 2020 are in North Carolina (28 percent), Tennessee (20 percent), Florida (13 percent), South Carolina (8 percent), Texas (8 percent), Georgia (6 percent), and Kentucky (3 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of office (27 percent), multi-family (22 percent), retail (19 percent), industrial (13 percent), hospitality (12 percent), land/land development (1 percent), and other (6 percent).
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

CRE Asset Quality Trends
The CRE portfolio as of March 31, 2020 was not significantly affected by the global COVID-19 pandemic, with nonperforming loans up $.4 million from December 31, 2019. However, economic uncertainty attributable to COVID-19 could impact future CRE portfolio trends. The allowance increased to $47.6 million as of March 31, 2020, from $36.1 million as of December 31, 2019 primarily due to COVID-19. Allowance as a percentage of loans increased 20 basis points from .83 percent as of December 31, 2019, to 1.03 percent as of March 31, 2020. Nonperforming loans as a percentage of total CRE loans increased 1 basis point from December 31, 2019, to .05 percent as of March 31, 2020.
Accruing delinquencies as a percentage of period-end loans decreased to .01 percent as of March 31, 2020, from .02 percent as of December 31, 2019. Net charge-offs were not significant in first quarter 2020 and were $377 thousand in first quarter 2019.
The following table shows commercial real estate asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 97

Table 13—Commercial Real Estate Asset Quality Trends by Segment

2020
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$33,729	$2,383	$36,112
ASU Adoption 2016-13	(5,191)	(2,157)	(7,348)
Charge-offs	(581)	—	(581)
Recoveries	573	—	573
Provision/(provision credit) for loan losses	18,399	470	18,869
Allowance for loan losses as of March 31	$46,929	$696	$47,625
Net charge-offs % (qtr. annualized)	—%	—	—%
Allowance / net charge-offs	NM	NM	NM

As of March 31
Period-end loans	$4,608,103	$31,589	$4,639,692
Nonperforming loans	2,190	—	2,190
Troubled debt restructurings	1,153	—	1,153
30+ Delinq. % (a)	0.01%	—%	0.01%
NPL %	0.05	—	0.05
Allowance / loans %	1.02	2.20	1.03

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$31,311	$—	$31,311
Charge-offs	(434)	—	(434)
Recoveries	57	—	57
Provision/(provision credit) for loan losses	3,448	—	3,448
Allowance for loan losses as of March 31	$34,382	$—	$34,382
Net charge-offs % (qtr. annualized)	0.04%	NM	0.04%
Allowance / net charge-offs	22.50	x	NM	22.50	x

As of December 31
Period-end loans	$4,292,199	$44,818	$4,337,017
Nonperforming loans	1,825	—	1,825
Troubled debt restructurings	1,200	—	1,200
30+ Delinq. % (a)	0.02%	—%	0.02%
NPL %	0.04	—	0.04
Allowance / loans %	0.79	5.32	0.83
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 98

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.1 billion on March 31, 2020, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of March 31, 2020, are in Tennessee (55 percent), North Carolina (15 percent), Florida (14 percent), and California (3 percent), with no other state representing more than 3 percent of the portfolio. As of March 31, 2020, approximately 85 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 755 and refreshed FICO scores averaged 754 on March 31, 2020. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.3 billion of the consumer real estate portfolio as of March 31, 2020. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of March 31, 2020, approximately 78 percent of FHN's HELOCs are in the draw period compared to approximately 76 percent as of December 31, 2019. Based on when draw periods are scheduled to end per the line agreement, it is expected that $306.7 million, or 32 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 14—HELOC Draw To Repayment Schedule

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$46,788	5%	$47,455	5%
13-24	59,132	6	58,843	6
25-36	64,613	7	65,833	7
37-48	60,114	6	67,692	7
49-60	76,089	8	75,246	7
>60	665,293	68	666,001	68
Total	$972,029	100%	$981,070	100%
Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained stable in first quarter 2020. Economic uncertainty attributable to COVID-19 could impact future trends. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated. That trend of increasing deterioration of ratios in the non-strategic segment is likely to continue and may become more skewed as the portfolio shrinks and some of the stronger borrowers payoff or refinance elsewhere. NPLs as a percentage of loans increased 10 basis point from year-end to 1.49 percent as of March 31, 2020. The ALLL increased $94.6 million from December 31, 2019, to $123.0 million as of March 31, 2020, primarily due to the adoption of ASU 2016-13. The allowance as a percentage of loans increased 155 basis points to 2.01 percent as of March 31, 2020, compared to year-end. The balance of nonperforming loans increased $5.5 million to $91.2

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 99

million as of March 31, 2020. Loans delinquent 30 or more days and still accruing declined from $42.9 million as of December 31, 2019, to $40.1 million as of March 31, 2020. The portfolio realized net recoveries of $1.2 million in first quarter 2020 compared to net recoveries of $3.3 million in fourth quarter 2019 and net recoveries of $1.2 million in first quarter 2019.
The following table shows consumer real estate asset quality trends by segment.
Table 15—Consumer Real Estate Asset Quality Trends by Segment

2020
Three months ended
(Dollars in thousands)	Regional Bank	Corporate	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$13,340	N/A	$15,103	$28,443
ASU Adoption 2016-13	88,004	N/A	4,988	92,992
Charge-offs	(488)	N/A	(1,822)	(2,310)
Recoveries	690	N/A	2,865	3,555
Provision/(provision credit) for loan losses	1,412	N/A	(1,070)	342
Allowance for loan losses as of March 31	$102,958	N/A	$20,064	$123,022
Net charge-offs % (qtr. annualized)	NM	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

As of March 31
Period-end loans	$5,716,888	$30,613	$371,882	$6,119,383
Nonperforming loans	44,536	1,302	45,344	91,182
Troubled debt restructurings	43,360	2,041	106,992	152,393
30+ Delinq. % (a)	0.51%	5.39%	2.56%	0.66%
NPL %	0.78	4.25	12.19	1.49
Allowance / loans %	1.80	N/A	5.40	2.01

2019
Three months ended (a)
(Dollars in thousands)	Regional Bank	Corporate	Non-Strategic	Consolidated
Allowance for loan losses as of January 1	$14,555	N/A	$22,884	$37,439
Charge-offs	(1,641)	N/A	(1,163)	(2,804)
Recoveries	1,036	N/A	3,005	4,041
Provision/(provision credit) for loan losses	1,253	N/A	(5,775)	(4,522)
Allowance for loan losses as of March 31	$15,203	N/A	$18,951	$34,154
Net charge-offs % (qtr. annualized)	0.04%	N/A	NM	NM
Allowance / net charge-offs	6.20	x	N/A	NM	NM

As of December 31 (a)
Period-end loans	$5,738,455	$31,473	$407,211	$6,177,139
Nonperforming loans	37,014	1,327	47,353	85,694
Troubled debt restructurings	46,031	2,457	113,758	162,246
30+ Delinq. % (b)	0.50%	5.29%	3.10%	0.70%
NPL %	0.65	4.22	11.63	1.39
Allowance / loans %	0.23	N/A	3.71	0.46
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 100

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.5 billion as of March 31, 2020, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance increased to $19.3 million as of March 31, 2020, from $13.3 million as December 31, 2019, primarily driven by the sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic and the adoption of ASU 2016-13. Loans 30 days or more delinquent and accruing as a percentage of loans increased 6 basis points from December 31, 2019, to .99 percent as of March 31, 2020. Net charge-offs were $2.6 million in first quarter 2020 compared to $3.1 million in first quarter 2019.
Table 16—Credit Card and Other Asset Quality Trends by Segment

	2020
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of January 1	$13,235		$31		$13,266
ASU Adoption 2016-13	1,607		361		1,968
Charge-offs	(3,408)		(403)		(3,811)
Recoveries	915		264		1,179
Provision/(provision credit) for loan losses	6,654		71		6,725
Allowance for loan losses as of March 31	$19,003		$324		$19,327
Net charge-offs % (qtr. annualized)	2.14%		1.82%		2.12%
Allowance / net charge-offs	1.89	x	0.58	x	1.83	x

	As of March 31
Period-end loans	$468,183		$26,615		$494,798
Nonperforming loans	109		251		360
Troubled debt restructurings	667		32		699
30+ Delinq. % (a)	0.90%		2.60%		0.99%
NPL %	0.02		0.94		0.07
Allowance / loans %	4.06		1.21		3.91

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan losses as of January 1	$12,595		$132		$12,727
Charge-offs	(3,002)		(1,186)		(4,188)
Recoveries	745		342		1,087
Provision/(provision credit) for loan losses	2,179		857		3,036
Allowance for loan losses as of March 31	$12,517		$145		$12,662
Net charge-offs % (qtr. annualized)	2.10%		4.35%		2.44%
Allowance / net charge-offs	1.37	x	0.04	x	1.01	x

	As of December 31
Period-end loans	$460,742		$35,122		$495,864
Nonperforming loans	36		298		334
Troubled debt restructurings	615		38		653
30+ Delinq. % (a)	0.69%		4.05%		0.93%
NPL %	0.01		0.85		0.07
Allowance / loans %	2.87		0.09		2.68
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 101

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

March 31	December 31
2020	2019
Key Portfolio Details
C&I
Period-end loans ($ millions)	$22,124	$20,051
30+ Delinq. % (a)	0.08%	0.05%
NPL %	0.43	0.37
Charge-offs % (qtr. annualized)	0.12	0.07
Allowance / loans %	1.15%	0.61%
Allowance / net charge-offs	10.88	x	9.25	x
Commercial Real Estate
Period-end loans ($ millions)	$4,640	$4,337
30+ Delinq. % (a)	0.01%	0.02%
NPL %	0.05	0.04
Charge-offs % (qtr. annualized)	—	NM
Allowance / loans %	1.03%	0.83%
Allowance / net charge-offs	NM	NM
Consumer Real Estate (b)
Period-end loans ($ millions)	$6,119	$6,177
30+ Delinq. % (a)	0.66%	0.70%
NPL %	1.49	1.39
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	2.01%	0.46%
Allowance / net charge-offs	NM	NM
Credit Card and Other
Period-end loans ($ millions)	$495	$496
30+ Delinq. % (a)	0.99%	0.93%
NPL %	0.07	0.07
Charge-offs % (qtr. annualized)	2.12	2.29
Allowance / loans %	3.91%	2.68%
Allowance / net charge-offs	1.83	x	1.14	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 102

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to recognize current expected credit losses on the amortized cost basis of the loan portfolio. The total allowance for loan losses increased to $444.5 million on March 31, 2020, from $200.3 million on December 31, 2019. The ALLL as of March 31, 2020, reflects the adoption of ASU 2016-13 on January 1, 2020 and the sudden, steep decline in the economic forecast attributable to the COVID-19 pandemic. The ratio of allowance for credit losses to total loans, net of unearned income, increase 69 basis points to 1.33 percent on March 31, 2020, compared to .64 percent on December 31, 2019.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of current expected losses on the amortized cost basis of the loan portfolio. Provision expense was $145.0 million in first quarter 2020, compared to $9.0 million provision expense in first quarter 2019. The increase is primarily attributable to the declining economic forecast attributable to the COVID-19 pandemic.
FHN expects asset quality trends to be impacted by the economic uncertainty attributable to the COVID-19 pandemic. The C&I portfolio reflects a broad mix of categories with the heaviest concentration in loans to mortgage companies which carry minimal credit risk. The CRE portfolio metrics could be impacted by the COVID-19 pandemic due to travel and occupancy restrictions set by state and local governments affecting CRE- Hospitality and CRE-Retail. The consumer portfolio could be impacted by the COVID-19 pandemic if consumer unemployment continues to rise and customers are unable to continue making loan payments. The consumer portfolio however is high quality with no subprime and minimal exposure to high risk lending. The remaining non-strategic consumer real estate should continue to steadily wind down; however, it could be impacted if unemployment continues to rise and borrowers have difficulty making loan payments. Asset quality metrics within non-strategic have become skewed as the portfolio continues to shrink.
Consolidated Net Charge-offs
In first quarter 2020, FHN experienced net charge-offs of $7.2 million compared to $4.5 million of net charge-offs in first quarter 2019.
The commercial portfolio experienced $5.8 million of net charge-offs in first quarter 2020 compared to $2.6 million in net charge-offs in first quarter 2019. In addition, the consumer real estate portfolio experienced net recoveries of $1.2 million in both first quarter 2020 and first quarter 2019. Credit card and other consumer experienced net charge-offs of $2.6 million in first quarter 2020 compared to $3.1 million a year ago.

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
Total nonperforming assets (including NPLs HFS) increased to $207.3 million on March 31, 2020, from $181.9 million on December 31, 2019. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) increased to .61 percent as of March 31, 2020, from .57 percent as of December 31, 2019. Portfolio nonperforming loans increased to $189.8 million as of March 31, 2020, from $162.2 million as of December 31, 2019. The increase in nonperforming loans was driven by the C&I portfolio.
The ratio of the ALLL to NPLs in the loan portfolio was 2.34 times as of March 31, 2020, compared to 1.24 times as of December 31, 2019. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 19 provides an activity rollforward of OREO balances for March 31, 2020 and 2019. The balance of OREO, exclusive of inventory from government insured mortgages, decreased to $13.9 million as of March 31, 2020, from $20.7 million as of March 31, 2019, driven by the sale of OREO. Moreover, property values have stabilized which also affects the balance of OREO.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 103

Table 18—Rollforward of OREO

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Beginning balance	$15,660	$22,387
Valuation adjustments	(27)	35
New foreclosed property	928	1,607
Disposal	(2,680)	(3,353)
Ending balance, March 31 (a)	$13,881	$20,676

(a)	Excludes OREO and receivables related to government insured mortgages of $7.8 million and $3.4 million as of March 31, 2020 and 2019, respectively.
The following table provides consolidated asset quality information for the three months ended March 31, 2020 and 2019, and as of March 31, 2020, and December 31, 2019:
Table 19—Asset Quality Information

	Three Months Ended March 31
(Dollars in thousands)	2020		2019
Allowance for loan losses:
Beginning balance on January 1	$200,307		$180,424
ASU Adoption 2016-13	106,394		—
Provision/(provision credit) for loan losses	145,000		9,000
Charge-offs	(13,453)		(10,527)
Recoveries	6,242		6,014
Ending balance on March 31	$444,490		$184,911
Reserve for remaining unfunded commitments	39,303		8,014
Total allowance for loan losses and reserve for unfunded commitments	$483,793		$192,925
Key ratios
Allowance / net charge-offs (a)	15.33	x	10.10	x
Net charge-offs % (b)	0.10%		0.07%

	As of March 31		As of December 31
Nonperforming Assets by Segment	2020		2019
Regional Banking:
Nonperforming loans (c)	$142,916		$113,187
OREO (e)	10,278		12,347
Total Regional Banking	153,194		125,534
Non-Strategic:
Nonperforming loans (c)	45,595		47,651
Nonperforming loans held-for-sale net of fair value adjustment (c)	3,611		4,047
OREO (e)	3,603		3,313
Total Non-Strategic	52,809		55,011
Corporate:
Nonperforming loans (c)	1,302		1,327
Total Corporate	1,302		1,327
Total nonperforming assets (c) (d)	$207,305		$181,872
NM - Not meaningful.

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 104

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Excludes OREO from government-insured mortgages.

	As of March 31		As of December 31
	2020		2019
Loans and commitments:
Total period-end loans, net of unearned income	$33,378,303		$31,061,111
Potential problem assets (a)	411,122		346,896
Loans 30 to 89 days past due	48,498		36,052
Loans 90 days past due (b) (c)	14,144		21,859
Loans held-for-sale 30 to 89 days past due (c)	4,164		3,732
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c) (d)	4,049		3,424
Loans held-for-sale 90 days past due (c)	5,397		6,484
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	5,165		6,417
Remaining unfunded commitments	$10,966,768		$12,355,220
Key ratios
Allowance / loans %	1.33%		0.64%
Allowance / NPL	2.34	x	1.24	x
NPA % (e)	0.61%		0.57%
NPL %	0.57%		0.52%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $14.1 million on March 31, 2020, compared to $21.9 million on December 31, 2019. Loans 30 to 89 days past due were $48.5 million on March 31, 2020, compared to $36.1 million on December 31, 2019. The increase was primarily driven by the C&I portfolio.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $411.1 million on March 31, 2020, $346.9 million on December 31, 2019, and $270.4 million on March 31, 2019. The increase in potential problem assets compared to December 31, 2019 was due to net increase in classified commercial loans within the C&I portfolio. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.

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
On March 31, 2020 and December 31, 2019, FHN had $194.7 million and $206.3 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $13.9 million and $19.7 million, or 7 percent and 10 percent of TDR balances, as of March 31, 2020 and December 31, 2019, respectively. Additionally, FHN had $50.5 million and $51.1 million of HFS loans classified as TDRs as of March 31, 2020 and December 31, 2019, respectively.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 105

The following table provides a summary of TDRs for the periods ended March 31, 2020 and December 31, 2019:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of March 31, 2020	As of December 31, 2019
Held-to-maturity:
Consumer real estate (a):
Current	98,965	105,525
Delinquent	4,871	4,634
Non-accrual (b)	48,557	52,087
Total consumer real estate	152,393	162,246
Credit card and other:
Current	654	615
Delinquent	45	38
Non-accrual	—	—
Total credit card and other	699	653
Commercial loans:
Current	10,401	10,558
Delinquent	—	—
Non-accrual	31,191	32,841
Total commercial loans	41,592	43,399
Total held-to-maturity	$194,684	$206,298
Held-for-sale:
Current	$38,914	$39,014
Delinquent	7,555	8,008
Non-accrual	4,042	4,106
Total held-for-sale	50,511	51,128
Total troubled debt restructurings	$245,195	$257,426

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

(b)	Balances as of March 31, 2020 and December 31, 2019, include $12.1 million and $12.6 million, respectively, of discharged bankruptcies.

Risk Management
There have been no significant changes to FHN’s risk management practices as described under “Risk Management” beginning on page 88 of Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.
MARKET RISK MANAGEMENT
There have been no significant changes to FHN’s market risk management practices as described under “Market Risk Management” beginning on page 89 of Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 106

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended March 31, 2020			As of March 31, 2020
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$2,291	$6,783	$1,023	$4,970
SVaR	8,526	17,727	4,592	4,970
10-day
VaR	6,940	24,880	1,807	18,568
SVaR	26,510	43,221	15,887	18,568

	Three Months Ended March 31, 2019			As of March 31, 2019
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,433	$1,907	$1,018	$1,307
SVaR	8,243	9,629	6,242	8,144
10-day
VaR	3,390	4,280	2,592	3,046
SVaR	21,757	28,086	16,032	21,812

	Year Ended December 31, 2019			As of December 31, 2019
(Dollars in thousands)	Mean	High	Low
1-day
VaR	$1,068	$1,907	$503	$1,325
SVaR	6,198	9,629	3,157	4,579
10-day
VaR	2,824	7,000	1,499	2,233
SVaR	17,367	28,086	8,803	14,975
First quarter 2020 VaR and SVaR increased due to extreme volatility as a result of economic uncertainty associated with the COVID-19 pandemic.
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of March 31, 2020		As of March 31, 2019		As of December 31, 2019
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1,255	$2,628	$560	$1,412	$693	$3,929
Credit spread risk	2,301	11,758	398	726	417	828
First quarter 2020 VaR and SVaR increased due to extreme volatility as a result of economic uncertainty associated with the COVID-19 pandemic.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 107

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

INTEREST RATE RISK MANAGEMENT
There have been no significant changes to FHN's interest rate risk management practices as described under "Interest Rate Risk Management" beginning on page 90 of Item 7 to FHN's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Based on a static balance sheet as of March 31, 2020, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of 2.2 percent, 3.5 percent, 5.1 percent, and 6.5 percent, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 1.7 percent. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.9 percent. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 4.1 percent and 8.7 percent. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
During March 2020, the Federal Reserve lowered the Fed Funds range to 0.00% - 0.25%. However, due to

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 108

dislocation in the short end of the curve, LIBOR has remained elevated compared to the Fed Funds rate. As most of FHN’s assets are indexed to LIBOR while most of FHN’s floating liabilities are indexed to Fed Funds, this has a material impact on the shock scenarios.
FHN’s net interest income may be impacted by the disruption from the recent COVID-19 crisis. The increase in the unemployment rate, customer loan deferral requests, the impact of government assistance programs, and other developments could influence net interest income results. FHN is monitoring the current economic situation and potential exposures closely.
CAPITAL RISK MANAGEMENT AND ADEQUACY
There have been no significant changes to FHN's capital management practices as described under "Capital Risk Management and Adequacy" on page 91 of Item 7 to FHN's Annual Report on Form 10-K for the year ended December 31, 2019.
OPERATIONAL RISK MANAGEMENT
There have been no significant changes to FHN's operational risk management practices as described under "Operational Risk Management" beginning on page 91 of Item 7 to FHN's Annual Report on Form 10-K for the year ended December 31, 2019.
COMPLIANCE RISK MANAGEMENT
There have been no significant changes to FHN's compliance risk management practices as described under "Compliance Risk Management" on page 92 of Item 7 to FHN's Annual Report on Form 10-K for the year ended December 31, 2019.
CREDIT RISK MANAGEMENT
There have been no significant changes to FHN's credit risk management practices as described under "Credit Risk Management" beginning on page 92 of Item 7 to FHN's Annual Report on Form 10-K for the year ended December 31, 2019.

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($2.1 billion was available at March 31, 2020), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 100 percent on March 31, 2020 compared to 98 percent on December 31, 2019.
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
Both FHN and First Horizon Bank may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In April 2020, First Horizon Bank issued $450 million of subordinated notes. These subordinated notes qualify as Tier 2 capital for First Horizon Bank as well as FHN, up to certain regulatory limits for minority interest capital instruments.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 109

Both FHN and First Horizon Bank have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A. As of March 31, 2020, First Horizon Bank and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recent completed years plus the current year to date. For any period, First Horizon Bank’s ‘retained net income’ generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $294.7 million as of April 1, 2020. Additionally, a capital conservation buffer of 50 basis points above well-capitalized levels (equal to an extra 2.5 percent above minimum levels) must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends. Since the Total Capital ratio for First Horizon Bank fell slightly below the required buffer as of March 31, 2020, these capital conservation buffer rules limit the amount of dividends that the Bank can declare in second quarter 2020 to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval at $70.9 million. First Horizon Bank declared and paid common dividends to the parent company in the amount of $65 million in first quarter 2020 and $345.0 million in 2019. First Horizon Bank declared and paid preferred dividends in first quarter 2020 and each quarter of 2019. Additionally, First Horizon Bank declared preferred dividends in second quarter 2020, payable in July 2020.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from First Horizon Bank. FHN is subject to the capital conservation buffer requirements as described in the above paragraph for First Horizon Bank. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.15 per common share on April 1, 2020, and in April 2020 the Board approved a $.15 per common share cash dividend payable on July 1, 2020, to shareholders of record on June 12, 2020. FHN paid a cash dividend of $1,550.00 per preferred share on April 10, 2020, and in April 2020 the Board approved a $1,550.00 per preferred share cash dividend payable on July 10, 2020, to shareholders of record on June 25, 2020.
CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the three months ended March 31, 2020 and 2019. The level of cash and cash equivalents decreased $136.8 million during first quarter 2020 and $192.5 million in first quarter 2019.
Net cash provided in financing activities was $3.7 billion in first quarter 2020, largely driven by an inflow of deposits and higher short-term borrowings (primarily FHLB stock). Net cash used by investing activities was $2.5 billion in first quarter 2020, driven by strong loan growth and an increase in interest-bearing cash. Net cash used by operating activities was $1.4 billion in first quarter 2020 primarily due to net cash outflows of $407.9 million related to loans held-for-sale as purchases and originations outpaced proceeds from sales and settlements, $285.4 million related to fixed income trading activities and $323.8 million related to an increase in derivatives.
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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 110

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
From these pre-2009 activities, FHN has incurred substantial losses stemming from obligations to repurchase loans, pay make-whole amounts, or otherwise resolve claims that loans which FHN originated, or FHN's servicing of those loans, were deficient in a manner for which FHN was liable. Many years ago, FHN established a repurchase and foreclosure liability, or reserve, in connection with those claims. FHN has settled many claims, and the reserve is reduced each time a claim is settled. As discussed in Note 10 - Contingencies and Other Disclosures, FHN's principal remaining exposures for those activities relate to (i) indemnification claims by underwriters, loan purchasers, and other parties which assert that FHN-originated loans caused or contributed to losses which FHN is legally obliged to indemnify, and (ii) indemnification or other claims related to FHN's servicing of pre-2009 mortgage loans.
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
As mentioned in Note 10 - Contingencies and Other Disclosures - FHN has received a notice of indemnification claims from its 2011 subservicer, Nationstar Mortgage LLC, currently doing business as "Mr. Cooper." The notice asserts several categories of indemnity obligations by FHN to Nationstar in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in formal litigation, but litigation in the future is possible.
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
Repurchase and Foreclosure Liability
The repurchase and foreclosure liability is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 111

included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellations rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability decreased to $13.5 million on March 31, 2019 from $14.5 million on December 31, 2019.

Market Uncertainties and Prospective Trends
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, availability and the administration of stimulus relief for the economy and FHN’s customers related to the recent global COVID-19 pandemic, political uncertainty, potential changes in federal policies and the potential impact to our customers, and FHN’s strategic initiatives. In addition, pre-2009 mortgage business matters in the Non-strategic segment could continue to impact FHN’s quarterly results in ways which are both difficult to predict and unrelated to current operations.
Performance by FHN, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. and global economy and outlook. Furthermore, FHN may be directly or indirectly impacted by global events that impact our customers and their businesses. The recent global COVID-19 pandemic has led to periods of significant volatility in financial commodities (including oil and gas) and other markets, has adversely affected FHN’s ability to conduct normal business, has adversely affected FHN customers, and is likely to harm FHN’s business and future results of operations.
In March 2020 the Federal Reserve lowered short-term interest rates twice and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit. The effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates and the U.S. Congress enacted relief legislation which, among other things, is intended to provide emergency credit to businesses at risk for failure from government and public actions related to the COVID-19 pandemic, and to mitigate an economic recession. These changes in interest rates and the volatility in the market are likely to negatively impact FHN’s net interest margin. In the near term, amortization of net processing fees related to government relief programs, including the Paycheck Protection Program ("PPP"), may offset a portion of the net interest margin decline. In addition, credit spreads have widened. For new loans, wider spreads should help mitigate net interest margin compression. However, FHN will not be able to capture the widened spreads quickly for outstanding floating-rate loans.

The economic effects of the COVID-19 pandemic have significantly altered business in the U.S. and globally leading to partial or full business closures, individuals being furloughed or laid off, significant increases in unemployment, and workers being partially or wholly ordered to work from home. Disruption to FHN’s customers due to governmental and societal responses to COVID-19 are likely to adversely affect FHN’s loan and deposit fee income as well as create downward loan migration and a corresponding increase in loan loss expense and reserves. In addition, loan charge-offs likely will increase over time, especially if economic disruption related to COVID-19 continues for more than a few months. Furthermore, government programs under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other guidance intended to provide relief to customers through temporary modifications and deferrals, may in some instances mask or postpone reporting of credit problems and potential defaults. In these circumstances, current credit quality indicators may not be reflective of the underlying health of FHN's portfolios.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on the businesses of FHN for the remainder of 2020 or afterward.
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (“LIBOR”), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR as currently operated may not continue after 2021. FHN is not currently able to predict the impact that the transition from LIBOR will have on the Company; however, because FHN has instruments with floating rate terms based on LIBOR, FHN may experience increases in interest, dividends, and other costs relative to these instruments subsequent to 2021. Additionally, the transition from LIBOR could impact or change FHN’s hedge accounting practices. FHN has initiated efforts to 1) develop an inventory of affected loans, securities, and derivatives, 2) evaluate and draft modifications as needed to address loans outstanding at the time of LIBOR retirement, 3) obtain an understanding of the potential

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 112

effects for applicable securities and derivatives and 4) assess revisions to product pricing structures based on alternative reference rates. In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides several optional expedients and exceptions to ease the potential burden in accounting for reference rate reform. Refer to the Accounting Changes Issued but Not Currently Effective section of Note 1 - Financial Information for additional information. Additionally, the IRS has released a proposal that is intended to facilitate the transition of existing contracts from LIBOR to new reference rates without triggering modification accounting or taxable exchange treatment for those contracts. This proposal contains specific guidance that must be met in order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.
FHN has prioritized expense discipline to include reducing or controlling certain expenses including realization of expense efficiencies from its 2017 merger with CBF and investing in revenue-producing activities, customer-facing technology, and critical infrastructure. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
When FHN closes its proposed merger with IBKC, under applicable accounting guidance FHN will be required to record IBKC's loans at estimated fair value as of the closing date. In addition, FHN will be required to assess the current (at that time) expected credit losses associated with IBKC loans. That credit loss assessment will be separate from the fair value estimation, and will result in a charge to FHN's income for certain loans for the period in which closing occurs. FHN is not able make that assessment at this time, but believes that the associated charge to income will be substantial to quarterly income.
Lastly, while FHN has resolved most matters from the pre-2009 mortgage business, some remain unresolved. The timing or financial impact of resolution of these matters cannot be predicted with accuracy. Accordingly, the non-strategic segment may occasionally and unexpectedly impact FHN’s overall quarterly results negatively or positively with reserve accruals or releases. Also, although new pre-2009 mortgage business matters of significance arise at a much slower pace than in years past and some formerly common legal claims no longer can be made due to the passage of time, potential for new pre-2009 mortgage business matters remains.
Foreclosure Practices
FHN retains exposure for potential deficiencies in servicing related to its pre-2009 mortgage servicing business and subservicing arrangements. Further details regarding these matters are provided in

"Obligations from Pre-2009 Mortgage Businesses - Servicing Obligations" under "Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations."
FHN response to the COVID-19 pandemic
As previously mentioned, the COVID-19 pandemic has, and will continue, to directly and indirectly impact FHN and our customers. FHN has adapted many operations to help ensure the health and safety of employees and customers during these uncertain times. Among other things, FHN has implemented remote work policies, branch activities handled by appointment or via drive-through only, as well as additional sick time and child care assistance for employees. Additionally, FHN’s foundation has donated $2.5 million to support community relief efforts.
Loans
FHN is actively monitoring the COVID-19 pandemic and its impact on customers and FHN’s credit quality. In response, FHN is proactively reaching out to customers to discuss challenges and solutions, is providing line draws and new extensions to existing customers, is providing support for small businesses through the PPP (discussed in more detail below) and other stimulus programs, as well as providing lending and deposit assistance through deferrals and waived fees. Additionally, in certain sectors, FHN has reduced or stopped new lending.
Paycheck Protection Program

On March 27, 2020, the CARES Act was signed into law. Sections 1102 and 1106 of the CARES Act include a PPP that made $349 billion of funds available for qualifying businesses to receive fully-guaranteed loans via the Small Business Administration’s Section 7(a) lending program. These loans are potentially fully forgivable, depending upon the borrower’s use of the funds and maintenance of employment levels.

PPP loans are intended to provide cash-flow assistance to nonprofit and small business employers for expenses incurred between February 15, 2020, and June 30, 2020. Generally, the maximum loan amount per qualified borrower is the lesser of 1) 250 percent of average monthly payroll costs (e.g., salaries and wages up to $100,000 and benefits) during the previous one-year period plus the outstanding amount of any existing SBA Economic Injury Disaster Loan made from January 1, 2020 through April 3, 2020, that is being refinanced under the PPP and 2) $10 million. Eligible borrowers include any of the following that were in operation on February 15, 2020:

•	Businesses, including nonprofit organizations under Internal Revenue Code (“IRC”) Section 501(c)(3), veterans’ organizations under IRC Section 501(c)(19), and tribal organizations, that

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 113

have 500 or fewer employees (or the Small Business Administration’s employee-based or revenue-based industry size standard, if higher).

•	Businesses in the food and accommodations industry (as defined in NAICS 724) with 500 or fewer employees per location.

•	Sole proprietors, independent contractors, and self-employed individuals.

All PPP loans carry the same terms which are as follows:

•	Fixed interest rate of 1 percent per annum

•	Maturity date of two years, with the ability to prepay earlier with no fees

•	First payment deferred for six months

•	Waiver of “credit elsewhere” SBA 7(a) requirement

•	No collateral or personal guarantees required

•	No borrower fees charged to obtain such loans

Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on PPP loans to the extent that the proceeds are used to cover eligible payroll, interest, rent, and utility costs over the eight-week period after the loan is made as long as the borrower retains its employees and their compensation levels. However, no more than 25 percent of loan forgiveness may be attributable to eligible rent, utilities and interest. In addition, loans qualifying for forgiveness will not be included in the borrower’s taxable income.
Lenders making these PPP loans are paid a fee by the Small Business Administration on the date the loans are made. Lender fees are based on the following sliding scale.

•	Loans $350,000 and under: 5.00%

•	Loans greater than $350,000 to $2 million: 3.00%

•	Loans greater than $2 million: 1.00%

Borrowers can use agents to assist in the preparation of their PPP applications. Those agents are paid from the SBA fees received from the originating bank. Additionally, originating banks have certain internal costs of originating PPP loans. For applicable loans, agent fees are paid by originating banks based on the following scale.

•	Loans $350,000 and under: 1.00%

•	Loans greater than $350,000 to $2 million: 0.50%

•	Loans greater than $2 million: 0.25%

The SBA provides a 100 percent guarantee on PPP loans, which is an increase to the existing guarantee percentages under current SBA loan programs. In the event that a lender sells a PPP loan on the secondary market, the guarantee will transfer with the loan. Lenders are not required to conduct any verification regarding loan forgiveness provided that a borrower submits documentation supporting its request for loan forgiveness and attests that it has accurately verified the eligibility of the expenditures made. Lenders will be held harmless if they rely on such documentation. Lenders must make a decision on the forgiveness within 60 days. Section 1106 of the CARES Act indicates that any lender or purchaser of PPP loans may report to the SBA an expected forgiveness amount, and the SBA will purchase the expected forgiveness amounts, plus any interest accrued to date, within 15 days after such requests are received. Requests for forgiveness may occur as early as seven weeks after the loan is originated.

As part of FHN’s efforts to support customers through various stimulus programs, FHN originated 6,761 of PPP loans with an aggregate principal of $1.7 billion in April 2020. For these loans, FHN anticipates recognizing net origination fees of approximately $45 to $50 million. Additional lower origination volumes are anticipated in May. FHN has decided to hold its PPP loans for investment. Therefore, the net amount of SBA fees and total direct origination costs are deferred as a discount to the recorded carrying value of the PPP loans. This discount is being amortized prospectively to interest income. SBA loan forgiveness payments are considered prepayments of the related loans. Under existing accounting principles, amortization of net origination fees can reflect expected prepayment activity if prepayments are determined to be probable and both the timing and volume can be reasonably estimated. Based on the terms of the PPP loans, including the expected end of the payment deferral period, FHN estimates that substantially all of the prepayment-eligible portions of PPP loans will be prepaid in 2020 as these loans are forgiven. These estimated prepayments will result in a similar amount of the net fees being recognized in interest income in 2020.

Since PPP loans carry a full SBA guarantee, they do not have any credit risk and will not affect the amount of provision and ALLL recorded. Consistent with this view, the CARES Act indicates that investors should assign a risk weight of zero to PPP loans for regulatory capital purposes.

The initial funding for the $359 billion PPP loans was exhausted by April 16, 2020. However, on April 24, 2020, an additional $320 billion of funding was approved for the PPP. These funds will likely be exhausted in early May.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 114

Lending Assistance for Borrowers
Other customer support initiatives include incremental lending assistance for borrowers through delayed payment programs and fee waivers. The following table provides the UPB of loans related to deferrals granted to FHN’s customers that have been processed through April 30, 2020.

(Dollars in thousands)	As of April 30, 2020
Commercial:
General C&I	$1,582,903
Loans to mortgage companies	—
TRUPS	—
Income CRE	1,061,452
Residential CRE	1,715
Total Commercial	$2,646,070
Consumer:
HELOC	$69,531
R/E installment loans	494,205
Credit Card & Other	3,279
Total Consumer	567,015
Total	$3,213,085

Commercial deferrals processed are comprised primarily of general commercial (39 percent or $1.0 billion), commercial real estate (28 percent or $731.3 million - primarily within our Mid-Atlantic, Southeast Tennessee, and Middle Tennessee markets), franchise finance (13 percent or $334.9 million), business banking (8 percent or $208.9 million), and private client (6 percent - $152.0 million).

Deposits

Deposit levels were also significantly impacted in April due to the impacts of COVID-19 pandemic which resulted in an increase in period-end deposits of $3.7 billion, or 11 percent, from March 31, 2020 levels. This increase was due to an increase in commercial deposits as FHN saw many firms deposit funds (from lines of credit, PPP loans, operational revenues, etc.) into non-interest bearing operating accounts in order to increase their liquidity positions. Additionally, as various government stimulus programs were rolled out FHN saw increases in deposits from the Healthcare industry as Medicare reimbursements related to COVID-19 became available and a jump in deposits in Correspondent banking due to stimulus and PPP funds deposited into client banks. Consumer deposit inflows were also impacted by approximately $300 million in initial stimulus payments in mid-April.

Critical Accounting Policies
Except for the changes to the following Allowance for Loan Losses section, there have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 99 of Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.
ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb expected credit losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions, (3) prepayment activity must be projected to estimate of the life of loans that often are shorter than contractual terms, (4) it requires estimation of a reasonable and supportable forecast period for credit losses for loan portfolio segments before reversion to historical loss levels over the remaining life of a loan and (5) expected future recoveries of amounts previously charged off must be estimated. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking, non-strategic, and corporate segments. A management committee comprised of representatives from Risk Management, Finance, Credit, and Treasury performs a quarterly review of the assumptions used in FHN’s ALLL analytical models, makes qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, as a part of Enterprise Risk reporting and discussion, management addresses credit reserve adequacy and credit losses with the Executive and Risk Committee of FHN’s Board of Directors.
FHN believes that the critical assumptions underlying the accounting estimates made by management include: (1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) the lives for loan portfolio pools have been estimated properly, including consideration of expected prepayments; (5) the economic forecasts utilized in the modeling of expected credit losses are reflective of future economic conditions; (6) entity-specific historical loss information has been properly assessed for all loan portfolio segments as the initial basis for estimating expected credit losses; (7) the reasonable and supportable periods for loan portfolio segments have been properly determined; (8) the reversion methodologies and timeframes for migration from the reasonable and supportable period to the use of historical loss rates are reasonable; (9) expected recoveries of prior charge off amounts have been properly estimated; and (10)  qualitative adjustments to modeled loss results reasonably reflect expected future credit losses as of the date of the financial statements.
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

Non-GAAP Information
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 115

Table 23—Non-GAAP to GAAP Reconciliation

	Three Months Ended March 31
(Dollars in thousands)	2020	2019
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$5,002,394	$4,809,235
Less: Average noncontrolling interest (a)	295,431	295,431
Less: Average preferred stock (a)	95,624	95,624
(A) Total average common equity	$4,611,339	$4,418,180
Less: Average intangible assets (GAAP) (b)	1,560,340	1,584,694
(B) Average Tangible Common Equity (Non-GAAP)	$3,050,999	$2,833,486
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$48,545	$401,642
Ratios
(C)/(A) Return on average common equity (“ROCE”) (GAAP) (c)	1.05%	9.09%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	1.59	14.17

(a)Included in Total equity on the Consolidated Condensed Statements of Condition.
(b)Includes Goodwill and other intangible assets, net of amortization.
(c)Ratio is annualized net income available to common shareholders to average common equity.
(d)Ratio is annualized net income available to common shareholders to average tangible common equity.

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 116

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 106 of this report and the subsections entitled “Market Risk Management” beginning on page 106 and “Interest Rate Risk Management” beginning on page 108 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 51-57 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019, including in particular the section entitled “Risk Management” beginning on page 88 of that Report and the subsections entitled “Market Risk Management” beginning on page 89 and “Interest Rate Risk Management” beginning on page 90 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 194-200 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 117

---------------------------
Part II. OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 40 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

The following supplements Item 1A of our annual report on Form 10-K for the year ended December 31, 2019. It relates to most discussions within that Item, particularly discussions under the captions: “Operational Risks,” “Risks Associated with Economic Downturns and Changes,” “Risks Associated with Monetary Events,” “Reputation Risks,” “Credit Risks,” “Service Risks,” “Regulatory, Legislative, and Legal Risks,” “Risks of Expense Control,” “Insurance,” “Liquidity and Funding Risks,” “Credit Ratings,” “Interest Rate and Yield Curve Risks,” “Asset Inventories and Market Risks,” and “Stockholding and Governance Risks.”

Supplemental Risk Factor Disclosures related to COVID-19

The recent global COVID-19 pandemic has led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, has adversely affected FHN’s ability to conduct normal business, has adversely affected FHN customers, and is likely to harm FHN’s businesses and future results of operations.
In December 2019, a coronavirus (COVID-19) was reported in China, and has since spread to most countries in the world, including the United States. Starting in late February 2020, financial market volatility increased dramatically based on concerns that COVID-19, and the steps being undertaken in many countries to mitigate its spread, would significantly disrupt economic activity.
In March 2020, financial market volatility increased further, with several one-day stock market swings that resulted in significant market declines. Additionally, in March: market pricing deteriorated in virtually all sectors and asset classes except U.S. Treasury securities; the World Health Organization declared COVID-19 to be a pandemic; the U.S. President declared the COVID-19 pandemic to be a national emergency, allowing several federal disaster programs to be accessed by states and cities; many states and cities in the U.S. declared health emergencies, lockdowns, travel restrictions, and quarantines, prohibiting gatherings of more than a small number of people and ordering or urging most businesses and workplaces to close or operate on a very restricted basis; the Federal Reserve lowered short-term interest rates twice and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit; the effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates; and the U.S. Congress enacted relief legislation which, among other things, is intended to provide emergency credit to businesses at risk for failure from government and public actions related to the COVID-19 pandemic, and to mitigate an economic recession which has not been officially declared but is widely believed to have begun in March. Government programs instituted recently include loan programs administered by banks and other private-sector lenders, liquidity programs administered by the U.S. Treasury, and favorable accounting and regulatory treatment (for lenders) of certain loan payment deferrals.
The economic effects of these and related actions and events in the U.S. have included: large numbers of partial or full business closures; large numbers of people being furloughed or laid off; large increases in unemployment; large numbers of workers being partially or wholly ordered to work from home; large numbers of businesses at risk of insolvency as revenues drop off precipitously, especially in businesses related to travel, leisure, and physical personal services; large numbers of investors realizing substantial losses in their portfolios and retirement funds; and large numbers of consumers being unwilling to undertake significant discretionary spending. In addition, worldwide demand for oil has fallen sharply in conjunction with the pandemic resulting in sharp drops in oil prices and sharp drops in the values of oil-related assets. Further, certain banking organizations globally have limited share buybacks and other capital actions. The most significant effects already experienced by FHN, and actions already taken by FHN, are mentioned in Part I, Item 2 of this report under the captions “Financial Summary,” “Income Statement Review,” “Asset Quality,” and “Market Uncertainties and Prospective Trends,” beginning on pages 81, 83, 94, and 112 of this report, respectively.
Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on the businesses of FHN for the remainder of 2020 or afterward. FHN’s efforts to mitigate

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 118

the adverse impacts of COVID-19 may not be effective, and in any case are likely to be only a partial mitigate. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond the control of FHN will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity of the pandemic and further actions taken to prevent, treat, or mitigate the spread of COVID-19, among others. Moreover, global markets for oil and gas have been, and may continue to be, severely impacted by events beyond the control of FHN. The current low commodity prices, especially if sustained, could have a negative impact on the economies of several states in which FHN conducts business, as well as FHN’s customers, businesses, and assets in those states.
In addition, the COVID-19 pandemic could result in business disruption to FHN, and if unable to recover from such a business disruption on a timely basis, FHN’s businesses, financial condition, and results of operations would be adversely affected. The efforts to integrate the businesses of IBKC and those of FHN may also be delayed and adversely affected by the COVID-19 pandemic, and become more costly. FHN may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect FHN’s financial condition and results of operations.
Changes in interest rates due to Federal Reserve actions and market forces, mentioned above, are likely to negatively impact FHN’s net interest margin (a measure of the average profit margin applicable to lending). In addition, “spreads” (the difference between U.S. Treasury borrowing rates and private sector borrowing rates) have widened. For new loans, wider spreads should help mitigate net interest margin compression. However, FHN will not be able to capture the widened spreads quickly for outstanding floating-rate loans: for loans pre-dating the COVID-19 crisis, spreads are fixed by the loan contracts based on pre-COVID pricing.
FHN’s customers have been adversely impacted by governmental and societal responses to COVID-19; those impacts are likely to adversely affect FHN’s noninterest income from loans and deposits as well as create downward loan migration (a reduction in loan-grading) and a corresponding increase in loan loss provision expense and reserves. In addition, loan charge-offs likely will increase over time, especially if economic disruption related to COVID-19 continues for more than a few months.
In the U.S., initial government responses to the COVID-19 pandemic were intended mainly to slow the spread of illness, regardless of the impact on economic activity. As governments relax restrictions in an effort re-invigorate the economy, it is not clear how well or how quickly the economy will recover. Substantial uncertainty regarding COVID-19, and the resulting economic damage, likely will continue until a substantial percentage of the population no longer fears contracting it.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 10(a) and 10(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 93 of this report, is incorporated herein by reference.

Items 3., 4., and 5.

Not applicable

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 119

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

10.1	Form of Grant Notice for Executive Performance Stock Units [2020]	X	X
10.2	Form of Grant Notice for Executive Stock Options [2020]	X	X
10.3	Form of Grant Notice for Executive Restrictive Stock Units [2020]	X	X
10.4	Form of Grant Notice for MIP-Driven Cash-Settled RSUs (FHN Financial) [2020]	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Condition at March 31, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2020 and 2019; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019; (iv) Consolidated Condensed Statements of Equity for the Three Months Ended March 31, 2020 and 2019; (v) Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; (vi) Notes to Consolidated Condensed Financial Statements.

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

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 120

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: May 8, 2020	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FIRST HORIZON NATIONAL CORP. 1Q20 FORM 10-Q REPORT 121