Form 10-Q
period 2020-06-30
FIRST HORIZON NATIONAL CORP
filed 2020-08-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-15185
____________________________________
First Horizon National Corporation
(Exact name of registrant as specified in its charter)
 ______________________________________

TN		62-0803242
(State or other jurisdiction incorporation of organization)		(IRS Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive office)		(Zip Code)
(Registrant’s telephone number, including area code) (901) 523-4444

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
$.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	FHN PR A	New York Stock Exchange LLC

Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series B*	FHN PR B	New York Stock Exchange LLC

Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C*	FHN PR C	New York Stock Exchange LLC

Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series D*	FHN PR D	New York Stock Exchange LLC

Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E	FHN PR E	New York Stock Exchange LLC

* Denotes class of security issued and outstanding on the date this report is filed, but not at June 30, 2020.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 30, 2020
Common Stock, $.625 par value	312,358,668

FIRST HORIZON NATIONAL CORPORATION

---------------------------
PART 1. FINANCIAL INFORMATION
---------------------------

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 1

CONSOLIDATED CONDENSED STATEMENTS OF CONDITION

	First Horizon National Corporation
	(Unaudited)	December 31
	June 30
(Dollars in thousands, except per share amounts)	2020	2019
Assets:
Cash and due from banks	$604,280	$633,728
Federal funds sold	113,000	46,536
Securities purchased under agreements to resell (Note 15)	302,267	586,629
Total cash and cash equivalents	1,019,547	1,266,893
Interest-bearing cash	3,135,844	482,405
Trading securities	1,116,450	1,346,207
Loans held-for-sale (a)	745,655	593,790
Securities available-for-sale (Note 3)	5,476,156	4,445,403
Securities held-to-maturity (Note 3)	10,000	10,000
Loans, net of unearned income (Note 4) (b)	32,708,937	31,061,111
Less: Allowance for loan losses (Note 5)	537,881	200,307
Total net loans	32,171,056	30,860,804
Goodwill (Note 6)	1,432,787	1,432,787
Other intangible assets, net (Note 6)	119,608	130,200
Fixed income receivables	145,455	40,114
Premises and equipment, net (June 30, 2020 and December 31, 2019 include $7.0 million and $9.7 million, respectively, classified as held-for-sale)	448,028	455,006
Other real estate owned (“OREO”) (c)	15,134	17,838
Derivative assets (Note 14)	599,704	183,115
Other assets	2,209,235	2,046,338
Total assets	$48,644,659	$43,310,900
Liabilities and equity:
Deposits:
Savings	$13,532,127	$11,664,906
Time deposits, net	2,655,702	3,618,337
Other interest-bearing deposits	9,783,704	8,717,341
Interest-bearing	25,971,533	24,000,584
Noninterest-bearing	11,787,818	8,428,951
Total deposits	37,759,351	32,429,535
Federal funds purchased	778,529	548,344
Securities sold under agreements to repurchase (Note 15)	1,482,585	716,925
Trading liabilities	232,742	505,581
Other short-term borrowings	130,583	2,253,045
Term borrowings	2,032,476	791,368
Fixed income payables	24,735	49,535
Derivative liabilities (Note 14)	94,389	67,480
Other liabilities	900,884	873,079
Total liabilities	43,436,274	38,234,892
Equity:
First Horizon National Corporation Shareholders’ Equity:
Preferred stock - Non-cumulative perpetual, no par value, liquidation preference of $100,000 per share - (Series A shares authorized - 1,000; shares issued - 1,000 on June 30, 2020 and December 31, 2019. Series E shares authorized - 1,725; shares issued - 1,500 on June 30, 2020)	240,289	95,624
Common stock - $.625 par value (shares authorized - 400,000,000; shares issued - 312,358,668 on June 30, 2020 and 311,469,056 on December 31, 2019)	195,224	194,668
Capital surplus	2,940,610	2,931,451
Undivided profits	1,671,629	1,798,442
Accumulated other comprehensive loss, net (Note 8)	(134,798)	(239,608)
Total First Horizon National Corporation Shareholders’ Equity	4,912,954	4,780,577
Noncontrolling interest	295,431	295,431
Total equity	5,208,385	5,076,008
Total liabilities and equity	$48,644,659	$43,310,900
See accompanying notes to consolidated condensed financial statements.

(a)	June 30, 2020 and December 31, 2019 include $2.5 million and $6.8 million, respectively, of held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure.

(b)	June 30, 2020 and December 31, 2019 include $16.9 million and $18.8 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.

(c)	June 30, 2020 and December 31, 2019 include $7.8 million and $9.2 million, respectively, of foreclosed residential real estate.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 2

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands except per share data, unless otherwise noted) (Unaudited)	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$305,913	$352,112	$632,512	$684,050
Interest on investment securities available-for-sale	24,977	31,247	52,733	63,090
Interest on investment securities held-to-maturity	132	132	263	263
Interest on loans held-for-sale	6,596	8,128	13,495	18,005
Interest on trading securities	8,723	13,154	21,840	26,702
Interest on other earning assets	283	7,316	4,149	20,594
Total interest income	346,624	412,089	724,992	812,704
Interest expense:
Interest on deposits:
Savings	12,520	36,806	38,853	76,720
Time deposits	9,259	22,439	23,202	42,693
Other interest-bearing deposits	2,966	19,757	17,179	41,799
Interest on trading liabilities	974	3,756	4,266	6,572
Interest on short-term borrowings	1,455	11,038	11,319	17,782
Interest on term borrowings	14,106	14,683	22,027	29,020
Total interest expense	41,280	108,479	116,846	214,586
Net interest income	305,344	303,610	608,146	598,118
Provision/(provision credit) for loan losses	110,000	13,000	255,000	22,000
Net interest income after provision/(provision credit) for loan losses	195,344	290,610	353,146	576,118
Noninterest income:
Fixed income	112,421	66,414	208,056	120,163
Deposit transactions and cash management	30,787	32,374	61,077	63,995
Brokerage, management fees and commissions	13,800	14,120	29,205	26,753
Trust services and investment management	7,733	7,888	14,928	14,914
Bankcard income	6,652	6,355	13,905	13,307
Bank-owned life insurance ("BOLI")	6,380	5,126	10,969	9,528
Debt securities gains/(losses), net (Note 3 and Note 8)	—	(267)	—	(267)
Equity securities gains/(losses), net (Note 3)	(1,493)	316	(1,468)	347
All other income and commissions (Note 7)	29,989	25,667	44,353	50,298
Total noninterest income	206,269	157,993	381,025	299,038
Adjusted gross income after provision/(provision credit) for loan losses	401,613	448,603	734,171	875,156
Noninterest expense:
Employee compensation, incentives, and benefits	200,259	171,643	383,729	349,568
Occupancy	21,445	20,719	41,008	41,412
Computer software	16,522	15,001	32,549	30,140
Operations services	11,654	11,713	23,346	23,201
Professional fees	10,310	11,291	17,306	23,590
Equipment rentals, depreciation, and maintenance	8,384	8,375	16,936	17,204
FDIC premium expense	6,432	4,247	13,174	8,520
Communications and courier	5,868	7,380	11,396	13,833
Amortization of intangible assets	5,284	6,206	10,592	12,422
Contract employment and outsourcing	5,236	3,078	10,172	6,449
Advertising and public relations	2,525	5,574	9,981	12,816
Legal fees	2,498	6,486	4,321	9,317
All other expense (Note 7)	35,751	28,681	68,977	48,012
Total noninterest expense	332,168	300,394	643,487	596,484
Income/(loss) before income taxes	69,445	148,209	90,684	278,672
Provision/(benefit) for income taxes	12,780	34,467	17,547	61,525
Net income/(loss)	$56,665	$113,742	$73,137	$217,147
Net income attributable to noncontrolling interest	2,851	2,852	5,703	5,672
Net income/(loss) attributable to controlling interest	$53,814	$110,890	$67,434	$211,475
Preferred stock dividends	1,550	1,550	3,100	3,100
Net income/(loss) available to common shareholders	$52,264	$109,340	$64,334	$208,375
Basic earnings/(loss) per share (Note 9)	$0.17	$0.35	$0.21	$0.66
Diluted earnings/(loss) per share (Note 9)	$0.17	$0.35	$0.21	$0.66
Weighted average common shares (Note 9)	312,090	314,063	311,843	315,740
Diluted average common shares (Note 9)	312,936	315,786	312,792	317,720

Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated condensed financial statements.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 3

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2020	2019	2020	2019
Net income/(loss)	$56,665	$113,742	$73,137	$217,147
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available-for-sale	(1,030)	48,192	87,248	96,807
Net unrealized gains/(losses) on cash flow hedges	17	8,909	13,078	14,296
Net unrealized gains/(losses) on pension and other postretirement plans	2,379	1,561	4,484	3,024
Other comprehensive income/(loss)	1,366	58,662	104,810	114,127
Comprehensive income	58,031	172,404	177,947	331,274
Comprehensive income attributable to noncontrolling interest	2,851	2,852	5,703	5,672
Comprehensive income attributable to controlling interest	$55,180	$169,552	$172,244	$325,602
Income tax expense/(benefit) of items included in Other comprehensive income:
Net unrealized gains/(losses) on securities available-for-sale	$(336)	$15,819	$28,451	$31,777
Net unrealized gains/(losses) on cash flow hedges	5	2,924	4,265	4,692
Net unrealized gains/(losses) on pension and other postretirement plans	776	513	1,462	993
See accompanying notes to consolidated condensed financial statements.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 4

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

First Horizon National Corporation
Six months ended June 30, 2020
	Preferred Stock		Common Stock
(Dollars and shares in thousands, except per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2019	1,000	$95,624	311,469	$194,668	$2,931,451	$1,798,442	$(239,608)	$295,431	$5,076,008
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96,057)	—	—	(96,057)
Beginning balance, as adjusted	1,000	95,624	311,469	194,668	2,931,451	1,702,385	(239,608)	295,431	4,979,951
Net income/(loss)	—	—	—	—	—	13,620	—	2,852	16,472
Other comprehensive income/(loss)	—	—	—	—	—	—	103,444	—	103,444
Comprehensive income/(loss)	—	—	—	—	—	13,620	103,444	2,852	119,916
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($.15 per share)	—	—	—	—	—	(47,350)	—	—	(47,350)
Common stock repurchased	—	—	(141)	(88)	(1,976)	—	—	—	(2,064)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	652	407	3,733	—	—	—	4,140
Stock-based compensation expense	—	—	—	—	7,281	—	—	—	7,281
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,852)	(2,852)
Other (b)	—	—	(117)	(73)	(1,819)	—	—	—	(1,892)
Balance, March 31, 2020	1,000	$95,624	311,863	$194,914	$2,938,670	$1,667,105	$(136,164)	$295,431	$5,055,580
Net income/(loss)	—	—	—	—	—	53,814	—	2,851	56,665
Other comprehensive income/(loss)	—	—	—	—	—	—	1,366	—	1,366
Comprehensive income/(loss)	—	—	—	—	—	53,814	1,366	2,851	58,031
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($.15 per share)	—	—	—	—	—	(47,740)	—	—	(47,740)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	144,665	—	—	—	—	—	—	144,665
Common stock repurchased	—	—	(183)	(114)	(1,354)	—	—	—	(1,468)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	679	424	(424)	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,718	—	—	—	3,718
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,851)	(2,851)
Balance, June 30, 2020	2,500	$240,289	312,359	$195,224	$2,940,610	$1,671,629	$(134,798)	$295,431	$5,208,385

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Represents shares canceled in connection with the resolution of remaining Capital Bank Financial Corporation ("CBF") dissenters' appraisal process.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 5

Six months ended June 30, 2019
	Preferred Stock		Common Stock
(Dollars and shares in thousands, except per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Undivided Profits	Accumulated Other Comprehensive Income/(Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2018	1,000	$95,624	318,573	$199,108	$3,029,425	$1,542,408	$(376,616)	$295,431	$4,785,380
Adjustment to reflect adoption of ASU 2016-02	—	—	—	—	—	(1,011)	—	—	(1,011)
Beginning balance, as adjusted	1,000	95,624	318,573	199,108	3,029,425	1,541,397	(376,616)	295,431	4,784,369
Net income/(loss)	—	—	—	—	—	100,585	—	2,820	103,405
Other comprehensive income/(loss)	—	—	—	—	—	—	55,465	—	55,465
Comprehensive income/(loss)	—	—	—	—	—	100,585	55,465	2,820	158,870
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($.14 per share)	—	—	—	—	—	(44,864)	—	—	(44,864)
Common stock repurchased (b)	—	—	(3,594)	(2,246)	(51,190)	—	—	—	(53,436)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	382	239	281	—	—	—	520
Stock-based compensation expense	—	—	—	—	5,432	—	—	—	5,432
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,820)	(2,820)
Balance, March 31, 2019	1,000	$95,624	315,361	$197,101	$2,983,948	$1,595,568	$(321,151)	$295,431	$4,846,521
Net income/(loss)	—	—	—	—	—	110,890	—	2,852	113,742
Other comprehensive income/(loss)	—	—	—	—	—	—	58,662	—	58,662
Comprehensive income/(loss)	—	—	—	—	—	110,890	58,662	2,852	172,404
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($.14 per share)	—	—	—	—	—	(44,388)	—	—	(44,388)
Common stock repurchased (b)	—	—	(3,654)	(2,284)	(49,938)	—	—	—	(52,222)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	771	482	2,462	—	—	—	2,944
Stock-based compensation expense	—	—	—	—	5,224	—	—	—	5,224
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,852)	(2,852)
Balance, June 30, 2019	1,000	$95,624	312,478	$195,299	$2,941,696	$1,660,520	$(262,489)	$295,431	$4,926,081

See accompanying notes to consolidated condensed financial statements.

(a)	Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income/(loss) have been attributed solely to FHN as the controlling interest holder.

(b)	Includes $51.5 million and $50.2 million repurchased under share repurchase programs in first and second quarter 2019, respectively.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 6

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2020	2019
Operating Activities
Net income/(loss)	$73,137	$217,147
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Provision/(provision credit) for loan losses	255,000	22,000
Provision/(benefit) for deferred income taxes	(38,528)	60,943
Depreciation and amortization of premises and equipment	21,040	22,564
Amortization of intangible assets	10,592	12,422
Net other amortization and accretion	7,838	(2,542)
Net (increase)/decrease in derivatives	(368,592)	(119,415)
Fair value adjustment on interest-only strips	2,528	1,399
(Gains)/losses and write-downs on OREO, net	117	(304)
Litigation and regulatory matters	—	(8,330)
Stock-based compensation expense	10,999	10,656
Gain on sale and pay down of held-to-maturity loans	—	(1,105)
Equity securities (gains)/losses, net	1,468	(347)
Debt securities (gains)/losses, net	—	267
Net (gains)/losses on sale/disposal of fixed assets	1,816	19,182
(Gain)/loss on BOLI	(3,880)	(2,578)
Loans held-for-sale:
Purchases and originations	(1,096,917)	(1,003,375)
Gross proceeds from settlements and sales	322,517	361,895
(Gain)/loss due to fair value adjustments and other	6,619	36,138
Net (increase)/decrease in:
Trading securities	833,483	581,187
Fixed income receivables	(105,341)	(108,713)
Interest receivable	(6,917)	(6,120)
Other assets	(131,628)	7,394
Net increase/(decrease) in:
Trading liabilities	(272,839)	222,967
Fixed income payables	(24,800)	56,797
Interest payable	(9,850)	12,435
Other liabilities	9,183	(45,278)
Total adjustments	(576,092)	130,139
Net cash provided/(used) by operating activities	(502,955)	347,286
Investing Activities
Available-for-sale securities:
Sales	8,703	171,423
Maturities	571,676	339,315
Purchases	(1,498,312)	(144,534)
Premises and equipment:
Sales	2,382	8,157
Purchases	(20,851)	(12,487)
Proceeds from sales of OREO	4,475	9,651
Proceeds from sale and pay down of loans classified as held-to-maturity	—	20,100
Proceeds from BOLI	7,826	8,945
Net (increase)/decrease in:
Loans	(1,648,847)	(2,183,862)
Interests retained from securitizations classified as trading securities	130	298
Interest-bearing cash	(2,653,439)	684,431
Net cash provided/(used) by investing activities	(5,226,257)	(1,098,563)
Financing Activities
Common stock:
Stock options exercised	4,145	3,464
Cash dividends paid	(91,925)	(83,711)
Repurchase of shares (a)	(3,543)	(105,658)
Cancellation of common shares (b)	(1,892)	—
Preferred stock issuance	144,665	—

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 7

Cash dividends paid - preferred stock - noncontrolling interest	(5,734)	(5,703)
Cash dividends paid - Series A preferred stock	(3,100)	(3,100)
Term borrowings:
Issuance (c)	1,241,534	—
Payments/maturities	—	(1,180)
Increases/(decreases) in restricted and secured term borrowings	(5,483)	4,481
Net increase/(decrease) in:
Deposits	5,329,816	(374,675)
Short-term borrowings	(1,126,617)	1,161,739
Net cash provided/(used) by financing activities	5,481,866	595,657
Net increase/(decrease) in cash and cash equivalents	(247,346)	(155,620)
Cash and cash equivalents at beginning of period	1,266,893	1,405,325
Cash and cash equivalents at end of period	$1,019,547	$1,249,705
Supplemental Disclosures
Total interest paid	$125,368	$200,625
Total taxes paid	6,486	14,842
Total taxes refunded	541	27,742
Transfer from loans to OREO	1,888	3,343
Transfer from loans HFS to trading securities	603,856	802,259
See accompanying notes to consolidated condensed financial statements.
(a) 2019 includes $101.7 million repurchased under share repurchase programs.
(b) Represents shares canceled in connection with the resolution of remaining CBF dissenters' appraisal process.
(c) In second quarter 2020, FHN issued $800 million of senior notes and First Horizon Bank issued $450 million of subordinated notes.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 8

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

Contract Balances. As of June 30, 2020, accounts receivable related to products and services on non-interest income were $8.9 million. For the three months ended June 30, 2020, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Condensed Statements of Condition as of June 30, 2020. Credit risk is assessed on these accounts receivable each reporting period and the amount of estimated uncollectible receivables is not material.

Transaction Price Allocated to Remaining Performance Obligations. For the three and six months ended June 30, 2020, revenue recognized from performance obligations related to prior periods was not material.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 9

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 10

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

FHN has continued to accrue interest on loans for which payment deferrals have been extended to borrowers affected by the COVID-19 pandemic ("COVID-19 Deferrals"). Deferrals are made for durations up to six months, which is beyond FHN's normal write-off practices for accrued interest. Therefore, these interest deferrals do not qualify for FHN's election to not recognize a credit loss allowance for accrued interest. Accordingly, FHN has estimated credit losses for COVID-19 interest deferrals which is included within AIR in Other assets in the Consolidated Condensed Statements of Condition.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 11

Note 1 – Financial Information (Continued)

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 12

Note 1 – Financial Information (Continued)

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 13

Note 1 – Financial Information (Continued)

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

The provisions of ASU 2016-13 were generally adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation is required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption are recorded in earnings when received. A prospective transition approach was used for existing PCD assets where, upon adoption, the amortized cost basis was increased to offset the initial recognition of the allowance for credit losses. Thus, an entity was not required to reassess its purchased financial assets that existed as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than-insignificant credit deterioration since origination. An entity accretes the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 14

Note 1 – Financial Information (Continued)

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 15

Note 1 – Financial Information (Continued)

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 16

Note 1 – Financial Information (Continued)

developing modification plans for those contracts. FHN anticipates that it will utilize the optional expedients and exceptions provided by ASU 2020-04 in situations where they mitigate potential accounting outcomes that do not faithfully represent management’s intent or risk management activities which is consistent with the purpose of the standard.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 17

Note 2 – Acquisitions and Divestitures

On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger-of-equals transaction. FHN issued approximately 242 million shares of FHN common stock, plus three new series of preferred stock (Series B, Series C, and Series D) in a transaction valued at $2.5 billion. At the time of closing, IBKC operated 319 offices in 12 states, mostly in the southern and southeastern U.S. In the merger: FHN acquired approximately $34.7 billion in assets, including approximately $26.1 billion in loans and $3.5 billion in AFS securities; and, FHN assumed approximately $28.3 billion of IBKC deposits. Due to the timing of the merger closing in relation to quarter end and the uncertainty of valuations in the current economic environment, FHN's assessment of the fair value of IBKC's assets and liabilities is incomplete. However, FHN currently expects to recognize a purchase accounting gain.
Total merger expenses for the IBKC merger recognized for the three and six months ended June 30, 2020 are presented in the table below:

	June 30, 2020
(Dollars in thousands)	Three Months Ended	Six Months Ended
Professional fees (a)	$3,748	$4,410
Employee compensation, incentives and benefits (b)	4,705	5,394
Miscellaneous expense (c)	1,003	1,257
Total IBKC acquisition expense	$9,456	$11,061

(a)	Primarily comprised of fees for legal, accounting, and merger consultants.

(b)	Primarily comprised of fees for severance and retention.

(c)	Primarily comprised of fees for travel and entertainment, contract employment, and other miscellaneous expenses.
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As part of the transaction, FHN assumed approximately $2.2 billion of branch deposits for a 3.40 percent deposit premium and purchased approximately $423.7 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches). This transaction qualifies as a business combination. Due to the timing of the merger closing in relation to quarter end and the uncertainty of valuations in the current economic environment, FHN's assessment of the fair value of the acquired assets and liabilities is incomplete.

See Note 2- Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019, for additional information about FHN's other acquisitions.
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 18

Note 2 – Acquisitions and Divestitures (Continued)

Total other merger and integration expense recognized for the three and six months ended June 30, 2020 and 2019 are presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Professional fees (a)	$1,327	$4,478	$2,126	$6,345
Employee compensation, incentives and benefits (b)	87	1,472	483	2,989
Contract employment and outsourcing (c)	420	17	726	17
Occupancy (d)	(82)	1,505	(107)	1,623
Miscellaneous expense (e)	503	79	1,325	1,148
All other expense (f)	2,610	1,096	4,484	2,185
Total	$4,865	$8,647	$9,037	$14,307
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Primarily comprised of fees for legal, accounting, and merger consultants.

(b)	Primarily comprised of fees for severance and retention.

(c)	Primarily relates to fees for temporary assistance for merger and integration activities.

(d)	Primarily relates to expenses associated with lease exits.

(e)
Consists of fees for operations services, communications and courier, equipment rentals, depreciation and maintenance, supplies, travel and entertainment, computer software, and advertising and public relations.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 19

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$999,974	$5	$(4)	$999,975
Government agency issued mortgage-backed securities (“MBS”)	2,383,956	103,506	(80)	2,487,382
Government agency issued collateralized mortgage obligations (“CMO”)	1,383,703	31,570	(8)	1,415,265
Other U.S. government agencies	403,008	14,284	—	417,292
Corporates and other debt	39,950	463	—	40,413
States and municipalities	83,155	7,228	—	90,383
	$5,293,746	$157,056	$(92)	5,450,710
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				25,446
Total securities available-for-sale (b)				$5,476,156
Securities held-to-maturity:
Corporates and other debt	$10,000	$—	$(119)	$9,881
Total securities held-to-maturity	$10,000	$—	$(119)	$9,881

(a)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value for additional information.

(b)	Includes $4.7 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	2,316,381	34,692	(2,556)	2,348,517
Government agency issued CMO	1,667,773	9,916	(7,197)	1,670,492
Other U.S. government agencies	303,463	3,750	(1,121)	306,092
Corporates and other debt	40,054	486	—	40,540
States and municipalities	57,232	3,324	(30)	60,526
	$4,385,003	$52,168	$(10,904)	4,426,267
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				19,136
Total securities available-for-sale (b)				$4,445,403
Securities held-to-maturity:
Corporates and other debt	$10,000	$1	$—	$10,001
Total securities held-to-maturity	$10,000	$1	$—	$10,001

(a)	SBA-interest only strips are recorded at elected fair value. See Note 16 - Fair Value of Assets and Liabilities for additional information.

(b)	Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 20

Note 3 – Investment Securities (Continued)

The amortized cost and fair value by contractual maturity for the available-for-sale and held-to-maturity debt securities portfolios on June 30, 2020 are provided below:

	Held-to-Maturity		Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$1,106,238	$1,108,000
After 1 year; within 5 years	—	—	137,571	142,491
After 5 years; within 10 years	10,000	9,881	3,573	9,623
After 10 years	—	—	278,705	313,395
Subtotal	10,000	9,881	1,526,087	1,573,509
Government agency issued MBS and CMO (a)	—	—	3,767,659	3,902,647
Total	$10,000	$9,881	$5,293,746	$5,476,156

(a)	Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Gross gains on sales of securities	$—	$—	$—	$—
Gross (losses) on sales of securities	—	(267)	—	(267)
Net gain/(loss) on sales of securities (a)	$—	$(267)	$—	$(267)

(a)	Cash proceeds for the three and six months ended June 30, 2020 were not material. Cash proceeds for the three and six months ended June 30, 2019 were $171.4 million.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$499,895	$(4)	$—	$—	$499,895	$(4)
Government agency issued MBS	40,798	(80)	—	—	40,798	(80)
Government agency issued CMO	15,982	(8)	—	—	15,982	(8)
Total temporarily impaired securities	$556,675	$(92)	$—	$—	$556,675	$(92)

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 21

Note 3 – Investment Securities (Continued)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$100	$—	$100	$—
Government agency issued MBS	174,983	(495)	192,755	(2,061)	367,738	(2,556)
Government agency issued CMO	378,815	(1,970)	361,124	(5,227)	739,939	(7,197)
Other U.S. government agencies	98,471	(1,121)	—	—	98,471	(1,121)
States and municipalities	3,551	(30)	—	—	3,551	(30)
Total temporarily impaired securities	$655,820	$(3,616)	$553,979	$(7,288)	$1,209,799	$(10,904)

For periods subsequent to 2019, FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $12.4 million as of June 30, 2020. Consistent with its review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
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
The carrying amount of equity investments without a readily determinable fair value was $24.7 million and $25.6 million at June 30, 2020 and December 31, 2019, respectively. The year-to-date 2020 and 2019 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $4.8 million and $1.2 million were recognized in the three months ended June 30, 2020 and 2019, respectively, and unrealized losses of $0.9 million and unrealized gains of $4.6 million were recognized in the six months ended June 30, 2020 and 2019, respectively, for equity investments with readily determinable fair values.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 22

Note 4 – Loans
The following table provides the balance (amortized cost basis) of loans, net of unearned income, by portfolio segment as of June 30, 2020 and December 31, 2019:

	June 30	December 31
(Dollars in thousands)	2020	2019
Commercial:
Commercial, financial, and industrial	$21,393,893	$20,051,091
Commercial real estate	4,813,341	4,337,017
Consumer:
Consumer real estate (a)	6,052,393	6,177,139
Credit card & other	449,310	495,864
Loans, net of unearned income	$32,708,937	$31,061,111
Allowance for loan losses	537,881	200,307
Total net loans	$32,171,056	$30,860,804

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio; all prior periods were revised for comparability.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 23

Note 4 – Loans (Continued)

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
Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Approximately 95 percent of the loans to mortgage companies are collateralized with government guaranteed loans. The loans are of short duration with maturities less than one year.
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
Paycheck Protection Program Loans
Included in commercial loans are $2.1 billion of C&I loans made under the Paycheck Protection Program ("PPP Loans") of the Small Business Administration ("SBA"). PPP Loans have been extended to businesses in response to the economic effects of the COVID-19 pandemic. PPP Loans are fully government guaranteed with the SBA making prepayments through a provision whereby partial or complete forgiveness is granted based on the nature and extent of each borrower's expenditures in relation to program requirements for payroll-related and other types of expenses. PPP Loans have maximum terms ranging from two to five years, with SBA prepayments expected to occur in the latter half of 2020 and the first half of 2021. Amounts not forgiven by the SBA will amortize over the applicable remaining loan term. Due to the government guarantee and forgiveness provisions, PPP Loans are considered to have no credit risk and receive no risk weighting for capital calculations.
Consumer Loans
The consumer real estate portfolio is primarily comprised of home equity lines and installment loans within FHN’s regional banking segment and jumbo mortgages and one-time-close (“OTC”) completed construction loans in FHN’s non-strategic segment that were originated through pre-2009 mortgage businesses. The corporate segment also includes loans that were previously included in off-balance sheet proprietary securitization trusts that were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Generally performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices. FHN obtains first lien performance information from third parties and through loss mitigation activities.
FHN performs continuous HELOC account review processes in order to identify higher-risk home equity lines and initiate preventative and corrective actions. The reviews consider a number of account activity patterns and characteristics such as the number of times delinquent

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 24

Note 4 – Loans (Continued)

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
Concentrations
FHN has a concentration of residential real estate loans (19 percent of total loans). Loans to finance and insurance companies total $2.5 billion (12 percent of the C&I portfolio, or 8 percent of the total loans). FHN had loans to mortgage companies totaling $4.0 billion (19 percent of the C&I segment, or 12 percent of total loans) as of June 30, 2020. As a result, 31 percent of the C&I segment is sensitive to impacts on the financial services industry.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 25

Note 4 – Loans (Continued)

The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of June 30, 2020:

	C&I
(Dollars in thousands)	2020	2019	2018	2017	2016	prior to 2016 (a)	LMC (b)	Revolving Loans	Revolving Loans converted to term loans (c)	Total
PD Grade:
1 (d)	$2,078,712	$99,978	$121,167	$75,521	$106,700	$108,574	$—	$83,309	$56	$2,674,017
2	56,810	223,191	100,816	79,318	168,838	90,484	—	95,035	126	814,618
3	42,983	153,671	49,176	89,945	30,381	97,338	741,382	125,470	3,490	1,333,836
4	261,626	335,130	145,047	122,185	129,859	142,129	685,876	259,379	10,653	2,091,884
5	304,710	496,565	220,632	145,650	96,325	163,676	700,944	384,874	12,654	2,526,030
6	360,649	714,704	246,607	195,634	53,597	155,755	1,198,775	667,570	558	3,593,849
7	309,088	723,728	339,953	145,385	100,069	171,016	552,192	598,772	48,291	2,988,494
8	343,391	593,106	194,030	175,289	36,044	96,204	93,900	379,261	7,110	1,918,335
9	171,524	293,768	89,519	66,927	65,539	75,753	25,198	283,883	10,670	1,082,781
10	96,735	171,901	85,644	60,721	50,429	54,729	15,325	227,301	5,082	767,867
11	53,872	82,677	74,977	58,964	70,190	38,059	—	148,656	3,233	530,628
12	51,861	33,083	52,013	47,162	20,214	29,674	6,999	95,943	477	337,426
13	39,047	57,585	10,231	15,916	51,816	45,984	—	114,971	498	336,048
14,15,16	10,898	23,808	39,008	29,306	40,627	13,194	—	98,165	2,548	257,554
Collectively evaluated for impairment	4,181,906	4,002,895	1,768,820	1,307,923	1,020,628	1,282,569	4,020,591	3,562,589	105,446	21,253,367
Individually evaluated for impairment	21,146	6,613	12,454	21,995	1,909	22,114	—	50,319	3,976	140,526
Total C&I loans	$4,203,052	$4,009,508	$1,781,274	$1,329,918	$1,022,537	$1,304,683	$4,020,591	$3,612,908	$109,422	$21,393,893

(a)
TRUPS loans were originated prior to 2016. Total balance of TRUPS as of June 30, 2020 is $209.2 million, with $3.3 million in PD 3, $60.9 million in PD 4, $47.9 million in PD 5, $38.6 million in PD 6, $13.4 million in PD 7, $20.7 million in PD 9, $18.6 million in PD 10, and $5.8 million in PD 13.

(b)
LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.

(c)	$22.7 million of C&I loans were converted from revolving to term in 2020.

(d)	2020 balance includes PPP loans.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 26

Note 4 – Loans (Continued)

	Income CRE
(Dollars in thousands)	2020	2019	2018	2017	2016	prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total
PD Grade:
1	$21,886	$—	$392	$106	$158	$1,190	$—	$—	$23,732
2	7,798	30,919	405	216	617	3,145	—	—	43,100
3	97,338	212,413	75,483	34,863	42,468	25,511	78,004	181	566,261
4	90,915	292,657	100,058	130,549	94,836	45,975	839	238	756,067
5	320,904	279,229	138,520	152,573	112,018	45,048	37,306	6,224	1,091,822
6	264,892	215,714	125,075	107,697	33,716	119,742	37,800	7,930	912,566
7	164,896	293,784	121,601	64,796	20,076	24,648	40,187	1,224	731,212
8	23,028	93,700	55,579	11,850	28,382	50,403	6,845	128	269,915
9	35,357	36,942	25,157	22,936	2,219	19,126	280	—	142,017
10	23,623	8,323	7,323	2,803	9,125	17,320	—	—	68,517
11	6,936	21,414	6,890	7,347	3,862	19,638	—	1,330	67,417
12	2,962	14,437	2,383	905	652	13,476	64	228	35,107
13	525	455	771	16,185	—	570	328	—	18,834
14,15,16	515	10,808	45	19,065	128	3,882	7,553	—	41,996
Collectively evaluated for impairment	1,061,575	1,510,795	659,682	571,891	348,257	389,674	209,206	17,483	4,768,563
Individually evaluated for impairment	—	—	—	—	—	160	—	—	160
Total CRE-IP	$1,061,575	$1,510,795	$659,682	$571,891	$348,257	$389,834	$209,206	$17,483	$4,768,723

	Residential CRE
(Dollars in thousands)	2020	2019	2018	2017	2016	prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total
PD Grade:
1	$—	$—	$—	$—	$—	$20	$—	$—	$20
2	—	—	—	—	—	—	—	—	—
3	—	151	268	482	—	95	—	—	996
4	—	722	—	—	—	106	—	—	828
5	93	—	—	—	76	12	—	—	181
6	14,512	106	43	333	30	234	—	—	15,258
7	348	470	2,904	1,776	—	241	13	—	5,752
8	467	24	443	—	6	89	100	—	1,129
9	325	520	262	—	490	76	—	—	1,673
10	179	960	277	—	—	6	—	—	1,422
11	4,093	8,660	218	156	—	50	—	—	13,177
12	154	1,530	44	—	—	538	—	—	2,266
13	1,310	—	—	—	—	132	—	—	1,442
14,15,16	171	264	—	—	—	39	—	—	474
Collectively evaluated for impairment	21,652	13,407	4,459	2,747	602	1,638	113	—	44,618
Individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Total CRE-RES	$21,652	$13,407	$4,459	$2,747	$602	$1,638	$113	$—	$44,618

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 27

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 28

Note 4 – Loans (Continued)

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate as of June 30, 2020. Within consumer real estate, classes include home equity line of credit ("HELOC") and real estate installment. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as revolving loans converted to term loans. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as a fixed term loan and are classified below in their vintage year from prior to 2016 to 2020. All loans in the following table classified in a vintage year are real estate installment loans.

	Consumer Real Estate
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$394,137	$576,132	$410,188	$420,822	$527,019	$1,255,357	$626,844	$135,436	$4,345,935
FICO score 720-739	43,808	67,904	26,383	37,259	48,677	132,407	76,045	28,913	461,396
FICO score 700-719	31,459	66,155	28,201	26,164	45,038	110,244	54,941	29,613	391,815
FICO score 660-699	41,314	51,096	33,382	32,745	36,625	153,335	76,593	44,067	469,157
FICO score 620-659	12,524	17,140	10,922	12,789	13,178	70,067	24,185	29,940	190,745
FICO score less than 620	2,180	11,168	5,832	9,227	14,456	79,599	25,526	45,357	193,345
Total	$525,422	$789,595	$514,908	$539,006	$684,993	$1,801,009	$884,134	$313,326	$6,052,393
(a) $10.8 million of HELOC loans were converted from revolving to term in 2020.

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for other consumer loans as of June 30, 2020.

	Other Consumer
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$16,160	$36,450	$21,476	$10,499	$3,988	$14,774	$173,832	$4,401	$281,580
FICO score 720-739	3,238	5,226	2,784	1,615	747	1,844	27,603	1,319	44,376
FICO score 700-719	2,168	4,246	2,542	1,521	706	1,980	19,983	1,052	34,198
FICO score 660-699	3,654	6,546	3,149	2,172	1,423	2,737	27,534	1,581	48,796
FICO score 620-659	1,269	2,386	1,576	891	836	1,813	10,759	963	20,493
FICO score less than 620	333	1,059	1,044	522	2,311	3,167	10,037	1,394	19,867
Total	$26,822	$55,913	$32,571	$17,220	$10,011	$26,315	$269,748	$10,710	$449,310
(a) $3.9 million of other consumer loans were converted from revolving to term in 2020.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 29

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
The following table reflects accruing and non-accruing loans by class on June 30, 2020:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial (C&I):
General C&I (a)	$17,031,822	$4,671	$287	$17,036,780	$79,022	$254	$48,069	$127,345	$17,164,125
Loans to mortgage companies	4,019,766	825	—	4,020,591	—	—	—	—	4,020,591
TRUPS (b)	209,177	—	—	209,177	—	—	—	—	209,177
Total commercial (C&I)	21,260,765	5,496	287	21,266,548	79,022	254	48,069	127,345	21,393,893
Commercial real estate:
Income CRE	4,766,561	95	—	4,766,656	797	—	1,270	2,067	4,768,723
Residential CRE	44,618	—	—	44,618	—	—	—	—	44,618
Total commercial real estate	4,811,179	95	—	4,811,274	797	—	1,270	2,067	4,813,341
Consumer real estate:
HELOC	1,136,288	5,736	6,800	1,148,824	41,608	1,720	5,308	48,636	1,197,460
R/E installment loans	4,787,467	13,778	6,000	4,807,245	31,786	2,077	13,825	47,688	4,854,933
Total consumer real estate	5,923,755	19,514	12,800	5,956,069	73,394	3,797	19,133	96,324	6,052,393
Credit card & other:
Credit card	164,527	1,520	1,297	167,344	—	—	—	—	167,344
Other	281,066	531	114	281,711	86	77	92	255	281,966
Total credit card & other	445,593	2,051	1,411	449,055	86	77	92	255	449,310
Total loans, net of unearned income	$32,441,292	$27,156	$14,498	$32,482,946	$153,299	$4,128	$68,564	$225,991	$32,708,937

(a) $65.3 million of general C&I loans are nonaccrual loans with no related allowance.
(b) TRUPS is presented net of an amortizing discount of $18.4 million.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 30

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 31

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
On June 30, 2020 and December 31, 2019, FHN had $192.6 million and $206.3 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $13.6 million, or 7 percent as of June 30, 2020, and $19.7 million, or 10 percent as of December 31, 2019. Additionally, $45.1 million and $51.1 million of loans held-for-sale as of June 30, 2020 and December 31, 2019, respectively, were classified as TDRs.
The following tables reflect portfolio loans that were classified as TDRs during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$4,649	$4,699	4	$10,576	$9,132
Total commercial (C&I)	1	4,649	4,699	4	10,576	9,132
Consumer real estate:
HELOC	4	152	151	12	1,064	1,042
R/E installment loans	40	7,793	7,741	50	9,304	9,238
Total consumer real estate	44	7,945	7,892	62	10,368	10,280
Credit card & other	16	96	91	40	254	237
Total troubled debt restructurings	61	$12,690	$12,682	106	$21,198	$19,649

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial (C&I):
General C&I	1	$222	$222	3	$14,117	$14,042
Total commercial (C&I)	1	222	222	3	14,117	14,042
Consumer real estate:
HELOC	25	3,271	3,235	44	5,375	5,319
R/E installment loans	19	1,534	1,523	66	8,959	8,936
Total consumer real estate	44	4,805	4,758	110	14,334	14,255
Credit card & other	18	109	103	33	183	174
Total troubled debt restructurings	63	$5,136	$5,083	146	$28,634	$28,471

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 32

Note 4 – Loans (Continued)

The following tables present TDRs which re-defaulted during the three and six months ended June 30, 2020 and 2019, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—
Total commercial (C&I)	—	—	—	—
Consumer real estate:
HELOC	3	882	7	1,842
R/E installment loans	5	1,351	10	1,695
Total consumer real estate	8	2,233	17	3,537
Credit card & other	7	29	14	60
Total troubled debt restructurings	15	$2,262	31	$3,597

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—
Total commercial (C&I)	—	—	—	—
Consumer real estate:
HELOC	1	66	2	99
R/E installment loans	1	38	1	38
Total consumer real estate	2	104	3	137
Credit card & other	7	14	15	32
Total troubled debt restructurings	9	$118	18	$169

Accrued Interest

In accordance with its accounting policy elections, FHN has excluded AIR from the amortized cost basis of Loans, net of unearned income. AIR is included within Other assets in the Consolidated Condensed Statements of Condition and the amounts by portfolio segment are presented in the following table.

June 30
(Dollars in thousands)	2020
Commercial:
Commercial, financial, and industrial	$56,828
Commercial real estate	16,528
Consumer:
Consumer real estate	18,020
Credit card & other	1,546
Allowance for Credit Losses on COVID-19 Deferrals	(860)
Total accrued interest	$92,062

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 33

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 34

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

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$52,672	$63,602	$—
Income CRE	1,563	1,563	—
Total	$54,235	$65,165	$—
Consumer:
HELOC (a)	$4,940	$10,438	$—
R/E installment loans (a)	7,593	10,054	—
Total	$12,533	$20,492	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$29,766	$31,536	$6,196
TRUPS	—	—	—
Income CRE	—	—	—
Total	$29,766	$31,536	$6,196
Consumer:
HELOC	$55,522	$59,122	$7,016
R/E installment loans	94,191	104,121	12,282
Credit card & other	653	653	422
Total	$150,366	$163,896	$19,720
Total commercial	$84,001	$96,701	$6,196
Total consumer	$162,899	$184,388	$19,720
Total impaired loans	$246,900	$281,089	$25,916

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 35

Note 4 – Loans (Continued)

	Three Months Ended June 30		Six Months Ended June 30
	2019		2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
General C&I	$67,337	$178	$61,552	$357
Loans to mortgage companies	18,628	—	9,314	—
Income CRE	1,481	13	1,518	27
Residential CRE	—	—	—	—
Total	$87,446	$191	$72,384	$384
Consumer:
HELOC (a)	$6,462	$—	$7,030	$—
R/E installment loans (a)	8,910	—	8,773	—
Total	$15,372	$—	$15,803	$—
Impaired loans with related allowance recorded:
Commercial:
General C&I	$10,760	$—	$9,026	$—
TRUPS	2,806	—	2,835	—
Income CRE	347	—	357	9
Residential CRE	—	—	—	—
Total	$13,913	$—	$12,218	$9
Consumer:
HELOC	$62,623	$504	$63,819	$1,026
R/E installment loans	107,892	815	107,975	1,637
Credit card & other	692	4	691	9
Total	$171,207	$1,323	$172,485	$2,672
Total commercial	$101,359	$191	$84,602	$393
Total consumer	$186,579	$1,323	$188,288	$2,672
Total impaired loans	$287,938	$1,514	$272,890	$3,065

(a)	All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 36

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
Periods after 2019
The ALLL has been determined in accordance with ASC 326-20, which requires a recognition of current expected credit losses on the amortized cost basis of loans. During the first half of 2020, expected credit loss estimates were adversely affected across all portfolio segments due to the steep decline in macroeconomic forecasts due to the actual and projected effects of the COVID-19 pandemic. To a lesser extent, loan growth also resulted in a higher ALLL as those increased balances received a full life-of-loan allowance based on current macroeconomic projections.
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
In developing credit loss estimates for its loan portfolio, FHN evaluated multiple macroeconomic forecasts provided by Moody’s. FHN selected Moody’s baseline forecast as the primary source for its macroeconomic inputs which are inclusive of the following assumptions related to the economic effects of the COVID-19 pandemic:

•	1.6mm confirmed COVID-19 cases, begin to abate by early July. Assumes no second wave.

•	Unemployment peak at 20mm in 2Q20

•	Annualized GDP growth rate of -33% in 2Q20, 16% in 3Q20, & 0.6% in 4Q20

•	Quicker recovery than Great Recession

•	V-shaped recovery for housing including residential construction and sales

•	Manufacturing should have a stronger initial bounce

•	More caution due to COVID-19 drives a slower and longer recovery for the service sector; may depend on vaccine.
Where macroeconomic forecast variables used in the models do not take into effect the impact of federal stimulus and bank-supported payment deferral and forbearance programs on the timing of grade migration and recognition of loss content, management adjusted model inputs qualitatively to account for this assistance.
FHN also utilized targeted reviews of higher stressed loan portfolio (industries) that are most exposed to the effects of the COVID-19 pandemic, including Franchise Finance, Energy, Non-Profit, Arts & Entertainment, Restaurants outside of Franchise Finance, Nursing/Assisted Living and Hospitality within the C&I segment and CRE-Hospitality and CRE-Retail within the Commercial Real Estate segment. This analysis reviewed the level of impact from COVID-19 and the likelihood of additional financial assistance needed beyond 180 days. This analysis was utilized in developing qualitative adjustments to increase the recorded ALLL attributable to these components beyond the modeled results. FHN reviewed consumer deferrals and forbearance payment rates to analyze the likelihood customers will have difficulty making payments after the deferral or forbearance period ends. The analysis was utilized to develop an additional qualitative adjustment to increase the recorded ALLL for consumer real estate loans. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk and for instances where limited data for acquired loans is considered to affect modeled results.
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
As of June 30, 2020, FHN had General C&I loans with amortized cost of approximately $65 million that was based on the value of underlying collateral. At a minimum, the estimated value of the collateral for each loan equals the current book value. The collateral for these loans

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 37

Note 5 – Allowance for Loan Losses (Continued)

generally consists of business assets including land, buildings, equipment and financial assets. During the three and six months ended June 30, 2020, respectively, FHN recognized charge-offs of approximately $1.5 million and $13.0 million on these loans related to reductions in estimated collateral values.
Consumer HELOC and installment loans with amortized cost based on the value of underlying real estate collateral were approximately $10 million and $26 million, respectively, as of June 30, 2020. At a minimum, the estimated value of the collateral for each loan equals the current book value. Charge offs during the three and six months ended June 30, 2020 were not significant for either portfolio segment.
Unfunded Commitments
The measurement of expected credit losses for unfunded commitments mirrors that of loans with the additional estimate of future draw rates (timing and amount). Consistent with the ALLL, the decline in macroeconomic forecasts during the first half of 2020 resulted in higher credit expense for unfunded commitments. However, in Q1 2020 this effect of higher loss forecasts was offset somewhat because many borrowers drew on available lines prior to the end of the 1st quarter which resulted in higher loan balances (and ALLL). During the second quarter, borrowers paid down on available lines which combined with higher loss rates caused credit loss expense to increase. Total credit loss expense for unfunded commitments was $11.2 million and $20.4 million, respectively, for the three and six months ended June 30, 2020.
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 38

Note 5 – Allowance for Loan Losses (Continued)

The following table provides a rollforward of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019:

(Dollars in thousands)	C&I	Commercial Real Estate	Consumer Real Estate (a)	Credit Card and Other	Total
Balance as of April 1, 2020	$254,516	$47,625	$123,022	$19,327	$444,490
Charge-offs	(18,201)	(61)	(1,968)	(2,677)	(22,907)
Recoveries	1,073	156	3,987	1,082	6,298
Provision/(provision credit) for loan losses	81,334	9,565	18,716	385	110,000
Balance as of June 30, 2020	318,722	57,285	143,757	18,117	537,881
Balance as of January 1, 2020	122,486	36,112	28,443	13,266	200,307
Adoption of ASU 2016-13	18,782	(7,348)	92,992	1,968	106,394
Charge-offs	(24,952)	(642)	(4,278)	(6,488)	(36,360)
Recoveries	2,008	729	7,542	2,261	12,540
Provision/(provision credit) for loan loses	200,398	28,434	19,058	7,110	255,000
Balance as of June 30, 2020	318,722	57,285	143,757	18,117	537,881
Allowance - individually evaluated for impairment	16,577	—	13,275	352	30,204
Allowance - collectively evaluated for impairment	302,145	57,285	130,482	17,765	507,677
Loans, net of unearned as of June 30, 2020:
Individually evaluated for impairment	140,526	160	148,543	688	289,917
Collectively evaluated for impairment	21,253,367	4,813,181	5,903,850	448,622	32,419,020
Total loans, net of unearned income (b)	$21,393,893	$4,813,341	$6,052,393	$449,310	$32,708,937
Balance as of April 1, 2019	$103,713	$34,382	$34,154	$12,662	$184,911
Charge-offs	(6,590)	(121)	(1,714)	(3,798)	(12,223)
Recoveries	519	(88)	5,525	1,105	7,061
Provision/(provision credit) for loan losses	18,454	(1,220)	(6,433)	2,199	13,000
Balance as of June 30, 2019	116,096	32,953	31,532	12,168	192,749
Balance as of January 1, 2019	98,947	31,311	37,439	12,727	180,424
Charge-offs	(9,691)	(555)	(4,518)	(7,986)	(22,750)
Recoveries	1,348	(31)	9,566	2,192	13,075
Provision/(provision credit) for loan losses	25,492	2,228	(10,955)	5,235	22,000
Balance as of June 30, 2019	116,096	32,953	31,532	12,168	192,749
Allowance - individually evaluated for impairment	8,484	—	22,255	442	31,181
Allowance - collectively evaluated for impairment	106,758	32,953	8,199	11,669	159,579
Allowance - purchased credit-impaired loans	854	—	1,078	57	1,989
Loans, net of unearned as of June 30, 2019:
Individually evaluated for impairment	115,808	1,777	182,442	699	300,726
Collectively evaluated for impairment	18,904,621	3,852,027	6,093,863	492,774	29,343,285
Purchased credit-impaired loans	33,840	7,227	26,829	903	68,799
Total loans, net of unearned income	$19,054,269	$3,861,031	$6,303,134	$494,376	$29,712,810

a) In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.
b) C&I loans as of June 30, 2020 include $2.1 billion in PPP loans which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan losses.

In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of June 30, 2020, FHN recognized approximately $860 thousand in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election.

The total amount of interest reversals from loans placed on nonaccrual status during the three and six months ended June 30, 2020 was not material. In addition, the amount of income recognized on nonaccrual loans for the three and six months ended in June 30, 2020 was not material.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 39

Note 6 – Intangible Assets
The following is a summary of other intangible assets included in the Consolidated Condensed Statements of Condition:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$157,150	$(56,561)	$100,589	$157,150	$(47,372)	$109,778
Customer relationships (a)	23,000	(6,158)	16,842	77,865	(60,150)	17,715
Other (b)	5,622	(3,445)	2,177	5,622	(2,915)	2,707
Total	$185,772	$(66,164)	$119,608	$240,637	$(110,437)	$130,200

(a)	2020 decrease in gross carrying amounts and accumulated amortization associated with $54.9 million of customer relationships fully amortized at December 31, 2019.

(b)	Balance primarily includes noncompete covenants, as well as $.3 million related to state banking licenses not subject to amortization.
Amortization expense was $5.3 million and $6.2 million for the three months ended June 30, 2020 and 2019, respectively and
$10.6 million and $12.4 million for six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2020	$10,568
2021	19,547
2022	17,412
2023	16,117
2024	14,679
2025	12,580

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of June 30, 2020 and December 31, 2019. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs. The following is a summary of goodwill by reportable segment included in the Consolidated Condensed Statements of Condition as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2018	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
June 30, 2019	$1,289,819	$142,968	$1,432,787

December 31, 2019	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
June 30, 2020	$1,289,819	$142,968	$1,432,787

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 40

Note 7 – Other Income and Other Expense
Following is detail of All other income and commissions and All other expense as presented in the Consolidated Condensed Statements of Income:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
All other income and commissions:
Deferred compensation (a)	$8,171	$1,938	$(1,336)	$7,412
Other service charges	4,582	5,624	9,801	9,493
Mortgage banking	4,138	2,572	6,569	4,458
ATM and interchange fees	4,009	4,262	8,221	7,503
Letter of credit fees	1,559	1,253	3,021	2,621
Electronic banking fees	1,182	1,267	2,212	2,538
Dividend income	1,057	1,809	2,187	4,122
Insurance commissions	401	566	1,190	1,190
Gain/(loss) on extinguishment of debt	—	—	—	(1)
Other	4,890	6,376	12,488	10,962
Total	$29,989	$25,667	$44,353	$50,298
All other expense:
Credit expense on unfunded commitments (b)	$11,158	$(489)	$20,388	$(93)
Non-service components of net periodic pension and post-retirement cost	2,961	559	5,469	991
Other insurance and taxes	2,599	2,495	5,278	5,189
Miscellaneous loan costs	2,356	857	3,450	1,884
Supplies	1,933	1,342	4,344	3,146
Employee training and dues	654	1,251	1,995	2,708
Customer relations	632	1,540	2,636	3,139
Travel and entertainment	474	2,906	3,183	5,618
OREO	437	25	253	(341)
Tax credit investments	426	267	772	942
Litigation and regulatory matters (c)	3	(8,230)	16	(8,217)
Other	12,118	26,158	21,193	33,046
Total	$35,751	$28,681	$68,977	$48,012

Certain previously reported amounts have been reclassified to agree with current presentation.

(a)
Amounts driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense; Six months ended June 30, 2020 decrease driven by equity market valuations.

(b)	Three and six months ended June 30, 2020 increases largely driven by the economic forecast attributable to the COVID-19 pandemic.

(c)
Litigation and regulatory matters for the three and six months ended June 30, 2019 includes an $8.3 million expense reversal related to the settlement of litigation matters within the Non-Strategic segment.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 41

Note 8 – Components of Other Comprehensive Income/(loss)
The following table provides the changes in accumulated other comprehensive income/(loss) by component, net of tax, for the three and six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2020	$119,357	$16,288	$(271,809)	$(136,164)
Net unrealized gains/(losses)	(1,030)	1,640	—	610
Amounts reclassified from AOCI	—	(1,623)	2,379	756
Other comprehensive income/(loss)	(1,030)	17	2,379	1,366
Balance as of June 30, 2020	$118,327	$16,305	$(269,430)	$(134,798)

Balance as of January 1, 2020	$31,079	$3,227	$(273,914)	$(239,608)
Net unrealized gains/(losses)	87,248	14,795	—	102,043
Amounts reclassified from AOCI	—	(1,717)	4,484	2,767
Other comprehensive income/(loss)	87,248	13,078	4,484	104,810
Balance as of June 30, 2020	$118,327	$16,305	$(269,430)	$(134,798)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2019	$(27,121)	$(6,725)	$(287,305)	$(321,151)
Net unrealized gains/(losses)	47,991	7,575	—	55,566
Amounts reclassified from AOCI	201	1,334	1,561	3,096
Other comprehensive income/(loss)	48,192	8,909	1,561	58,662
Balance as of June 30, 2019	$21,071	$2,184	$(285,744)	$(262,489)

Balance as of January 1, 2019	$(75,736)	$(12,112)	$(288,768)	$(376,616)
Net unrealized gains/(losses)	96,606	11,511	—	108,117
Amounts reclassified from AOCI	201	2,785	3,024	6,010
Other comprehensive income/(loss)	96,807	14,296	3,024	114,127
Balance as of June 30, 2019	$21,071	$2,184	$(285,744)	$(262,489)

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 42

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
Details about AOCI	2020	2019	2020	2019	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains)/losses on securities AFS	$—	$267	$—	$267	Debt securities gains/(losses), net
Tax expense/(benefit)	—	(66)	—	(66)	Provision/(benefit) for income taxes
	—	201	—	201
Cash flow hedges:
Realized (gains)/losses on cash flow hedges	(2,153)	1,772	(2,277)	3,699	Interest and fees on loans
Tax expense/(benefit)	530	(438)	560	(914)	Provision/(benefit) for income taxes
	(1,623)	1,334	(1,717)	2,785
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain/(loss)	3,155	2,074	5,946	4,017	All other expense
Tax expense/(benefit)	(776)	(513)	(1,462)	(993)	Provision/(benefit) for income taxes
	2,379	1,561	4,484	3,024
Total reclassification from AOCI	$756	$3,096	$2,767	$6,010

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 43

Note 9 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Net income/(loss)	$56,665	$113,742	$73,137	$217,147
Net income attributable to noncontrolling interest	2,851	2,852	5,703	5,672
Net income/(loss) attributable to controlling interest	53,814	110,890	67,434	211,475
Preferred stock dividends	1,550	1,550	3,100	3,100
Net income/(loss) available to common shareholders	$52,264	$109,340	$64,334	$208,375

Weighted average common shares outstanding—basic	312,090	314,063	311,843	315,740
Effect of dilutive securities	846	1,723	949	1,980
Weighted average common shares outstanding—diluted	312,936	315,786	312,792	317,720

Net income/(loss) per share available to common shareholders	$0.17	$0.35	$0.21	$0.66
Diluted income/(loss) per share available to common shareholders	$0.17	$0.35	$0.21	$0.66

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended June 30		Six Months Ended June 30
(Shares in thousands)	2020	2019	2020	2019
Stock options excluded from the calculation of diluted EPS	5,134	2,773	3,291	2,692
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$15.80	$21.03	$18.26	$21.39
Other equity awards excluded from the calculation of diluted EPS	4,389	2,403	3,934	1,985

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 44

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
Material Loss Contingency Matters
Summary
As used in this Note, except for matters that are reported as having been substantially settled or otherwise substantially resolved, FHN's “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and that the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. Set forth below are disclosures for certain pending or threatened litigation matters, including all matters mentioned in (i) or (ii) and certain matters mentioned in (iii). In addition, certain other types of matters are discussed relating to FHN’s pre-2009 mortgage origination and servicing businesses. In all litigation matters discussed, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2020, the aggregate amount of liabilities established for all such loss contingency matters was $.3 million. These liabilities are separate from those discussed under the heading “Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2020, FHN is unable to estimate any material reasonably possible loss ("RPL") for contingency matters in future periods in excess of currently established liabilities.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Material Matters
In the first quarter of 2020, a former shareholder of Capital Bank Financial Corp. ("CBF") filed a putative class action suit, Searles v. DeMartini et al, No. 2020-0136 (Del. Chancery), against certain former directors, officers, and shareholders of CBF, alleging, among other things, that defendants breached certain fiduciary duties in connection with CBF's merger with FHN in 2017. Plaintiff claims unspecified damages related to the merger consideration and opportunity loss. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: whether a class will be certified and, if so, the composition of the class; the amount of potential damages

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 45

Note 10 – Contingencies and Other Disclosures (Continued)

that might be awarded, if any; of any such damages amount, the amount that FHN would be obliged to indemnify; the availability of applicable insurance; and the outcome of discovery, which has not yet begun.
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
FHN also is contending with indemnification claims related to servicing obligations. The most significant is from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and, starting in 2011 until April 2020, was FHN’s subservicer. Nationstar asserts several categories of indemnity obligations in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $12.9 million and $14.5 million as of June 30, 2020 and December 31, 2019, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Condensed Statements of Condition. Charges/expense reversals to increase/decrease the liability are included within Repurchase and foreclosure provision/(provision credit) on the Consolidated Condensed Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 46

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
The components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$8	$8	$24	$24
Interest cost	5,910	7,575	307	351
Expected return on plan assets	(6,169)	(9,173)	(311)	(269)
Amortization of unrecognized:
Prior service cost/(credit)	—	—	8	—
Actuarial (gain)/loss	3,224	2,435	(79)	(117)
Net periodic benefit cost/(credit)	$2,973	$845	$(51)	$(11)

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 47

Note 11 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$16	$16	$49	$48
Interest cost	11,819	15,150	611	702
Expected return on plan assets	(12,337)	(18,346)	(622)	(538)
Amortization of unrecognized:
Prior service cost/(credit)	—	—	16	—
Actuarial (gain)/loss	6,448	4,870	(154)	(234)
Net periodic benefit cost/(credit)	$5,946	$1,690	$(100)	$(22)

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 48

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

The following table reflects the amounts of consolidated revenue, expense, tax, and average assets for each segment for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Consolidated
Net interest income	$305,344	$303,610	$608,146	$598,118
Provision/(provision credit) for loan losses (a)	110,000	13,000	255,000	22,000
Noninterest income	206,269	157,993	381,025	299,038
Noninterest expense	332,168	300,394	643,487	596,484
Income/(loss) before income taxes	69,445	148,209	90,684	278,672
Provision/(benefit) for income taxes	12,780	34,467	17,547	61,525
Net income/(loss)	$56,665	$113,742	$73,137	$217,147
Average assets	$47,934,074	$41,243,007	$45,742,993	$41,064,093

(a)	Increase in provision expense for the three and six months ended June 30, 2020 is primarily due to the economic forecast attributable to the COVID-19 pandemic.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 49

Note 12 – Business Segment Information (Continued)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Regional Banking
Net interest income	$349,749	$297,534	$649,936	$583,636
Provision/(provision credit) for loan losses (a)	108,311	17,776	253,752	31,218
Noninterest income	79,312	81,565	161,208	154,626
Noninterest expense	202,297	192,413	413,331	391,043
Income/(loss) before income taxes	118,453	168,910	144,061	316,001
Provision/(benefit) for income taxes	26,948	39,788	31,349	73,909
Net income/(loss)	$91,505	$129,122	$112,712	$242,092
Average assets	$35,732,966	$30,210,728	$33,952,986	$29,515,773
Fixed Income
Net interest income	$13,545	$6,171	$24,459	$13,503
Noninterest income	113,235	65,622	208,958	119,429
Noninterest expense	83,039	55,534	164,102	106,067
Income/(loss) before income taxes	43,741	16,259	69,315	26,865
Provision/(benefit) for income taxes	10,679	3,840	16,778	6,297
Net income/(loss)	$33,062	$12,419	$52,537	$20,568
Average assets	$3,260,362	$3,127,305	$3,512,277	$2,988,548
Corporate
Net interest income/(expense)	$(63,493)	$(7,146)	$(76,852)	$(15,060)
Noninterest income (b)	12,943	9,401	9,225	22,754
Noninterest expense (b) (c) (d)	43,218	56,873	58,667	98,652
Income/(loss) before income taxes	(93,768)	(54,618)	(126,294)	(90,958)
Provision/(benefit) for income taxes	(25,097)	(13,525)	(31,469)	(25,296)
Net income/(loss)	$(68,671)	$(41,093)	$(94,825)	$(65,662)
Average assets	$8,168,307	$6,827,937	$7,476,249	$7,439,591
Non-Strategic
Net interest income	$5,543	$7,051	$10,603	$16,039
Provision/(provision credit) for loan losses (a)	1,689	(4,776)	1,248	(9,218)
Noninterest income	779	1,405	1,634	2,229
Noninterest expense	3,614	(4,426)	7,387	722
Income/(loss) before income taxes	1,019	17,658	3,602	26,764
Provision/(benefit) for income taxes	250	4,364	889	6,615
Net income/(loss)	$769	$13,294	$2,713	$20,149
Average assets	$772,439	$1,077,037	$801,481	$1,120,181
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)	Increase in provision expense for the three and six months ended June 30, 2020 is primarily due to the economic forecast attributable to the COVID-19 pandemic.

(b)
Balance for the six months ended June 30, 2020 includes a decrease due to fluctuations in deferred compensation income driven by equity market valuations and mirrored by changes in deferred compensation expense, which is included in employee compensation expense.

(c)
2020 and 2019 include acquisition-related expenses and restructuring-related costs associated with efficiency initiatives; refer to Note 2 - Acquisitions and Divestitures and Note 17 - Restructuring, Repositioning, and Efficiency for additional information.

(d)
Three and six months ended June 30, 2019 includes $9.1 million of asset impairments, professional fees, and other customer-contact and technology-related expenses associated with rebranding initiatives.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 50

Note 12 – Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$81	$112,340	$—	$—	$112,421
Deposit transactions and cash management	29,541	—	1,204	42	30,787
Brokerage, management fees and commissions	13,800	—	—	—	13,800
Trust services and investment management	7,750	—	(17)	—	7,733
Bankcard income	6,551	—	74	27	6,652
BOLI (b)	—	—	6,380	—	6,380
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b)	—	—	(1,493)	—	(1,493)
All other income and commissions (c)	21,589	895	6,795	710	29,989
Total noninterest income	$79,312	$113,235	$12,943	$779	$206,269

(a)	Includes $8.8 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

	Three months ended June 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$46	$65,262	$—	$1,106	$66,414
Deposit transactions and cash management	30,632	1	1,707	34	32,374
Brokerage, management fees and commissions	14,120	—	—	—	14,120
Trust services and investment management	7,902	—	(14)	—	7,888
Bankcard income	6,597	—	60	(302)	6,355
BOLI (b)	—	—	5,126	—	5,126
Debt securities gains/(losses), net (b)	—	—	(267)	—	(267)
Equity securities gains/(losses), net (b)	—	—	316	—	316
All other income and commissions (c)	22,268	359	2,473	567	25,667
Total noninterest income	$81,565	$65,622	$9,401	$1,405	$157,993
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
606.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 51

Note 12 – Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Noninterest income:
Fixed income (a)	$202	$207,854	$—	$—	$208,056
Deposit transactions and cash management	58,368	—	2,640	69	61,077
Brokerage, management fees and commissions	29,205	—	—	—	29,205
Trust services and investment management	14,963	—	(35)	—	14,928
Bankcard income	13,703	—	143	59	13,905
BOLI (b)	—	—	10,969	—	10,969
Debt securities gains/(losses), net (b)	—	—	—	—	—
Equity securities gains/(losses), net (b)	—	—	(1,468)	—	(1,468)
All other income and commissions (c) (d)	44,767	1,104	(3,024)	1,506	44,353
Total noninterest income	$161,208	$208,958	$9,225	$1,634	$381,025

(a)	Includes $18.1 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."

(b)	Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income.

(c)	Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commission in scope of ASC 606.

(d)	Corporate balance includes negative deferred compensation income driven by equity market valuations.

	Six Months Ended June 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Noninterest income:
Fixed income (a)	$63	$118,994	$—	$1,106	$120,163
Deposit transactions and cash management	60,658	4	3,270	63	63,995
Brokerage, management fees and commissions	26,753	—	—	—	26,753
Trust services and investment management	14,958	—	(44)	—	14,914
Bankcard income	13,640	—	122	(455)	13,307
BOLI (b)	—	—	9,528	—	9,528
Debt securities gains/(losses), net (b)	—	—	(267)	—	(267)
Equity securities gains/(losses), net (b)	—	—	347	—	347
All other income and commissions (c)	38,554	431	9,798	1,515	50,298
Total noninterest income	$154,626	$119,429	$22,754	$2,229	$299,038
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
606.
FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 52

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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Assets:
Other assets	$93,212	$91,873
Total assets	$93,212	$91,873
Liabilities:
Other liabilities	$71,783	$70,830
Total liabilities	$71,783	$70,830

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense/

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 53

Note 13 – Variable Interest Entities (Continued)

(benefit). LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not material for the three or six months ended June 30, 2020 and 2019.
The following table summarizes the impact to the Provision/(benefit) for income taxes on the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2020, and 2019 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Provision/(benefit) for income taxes:
Amortization of qualifying LIHTC investments	$5,752	$4,287	$11,313	$8,285
Low income housing tax credits	(4,758)	(3,522)	(9,356)	(7,151)
Other tax benefits related to qualifying LIHTC investments	(2,583)	(1,609)	(5,138)	(3,219)

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
FHCIG also makes equity investments as a limited partner or non-managing member in entities that receive Historic Tax Credits pursuant to Section 47 of the Internal Revenue Code. As of June 30, 2020 and December 31, 2019, there were no investments funded through loans from community development enterprises. The purpose of these entities is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns. These entities are considered VIEs as FHCIG, the holder of the equity investment at risk, does not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. FHCIG could absorb losses that are significant to the entities as it has a risk of loss for its capital contributions and funding commitments to each partnership. The managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond FHCIG’s initial capital contributions and funding commitments.
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 54

Note 13 – Variable Interest Entities (Continued)

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 55

Note 13 – Variable Interest Entities (Continued)

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2020:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$248,712	$124,318	(a)
Other tax credit investments (b)	5,959	—	Other assets
Small issuer trust preferred holdings (c)	209,177	—	Loans, net of unearned income
On-balance sheet trust preferred securitization	32,144	82,030	(d)
Proprietary residential mortgage securitizations	628	—	Trading securities
Holdings of agency mortgage-backed securities (c)	4,561,144	—	(e)
Commercial loan troubled debt restructurings (f)	43,432	—	Loans, net of unearned income
Sale-leaseback transaction	18,052	—	(g)
Proprietary trust preferred issuances (h)	—	167,014	Term borrowings

(a)
Maximum loss exposure represents $124.4 million of current investments and $124.3 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.

(b)	A liability is not recognized as investments are written down over the life of the related tax credit. Maximum loss exposure represents the value of current investments.

(c)	Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.

(d)	Includes $112.5 million classified as Loans, net of unearned income, and $1.7 million classified as Trading securities which are offset by $82.0 million classified as Term borrowings.

(e)	Includes $.7 billion classified as Trading securities and $3.9 billion classified as Securities available-for-sale.

(f)
Maximum loss exposure represents $43.4 million of current receivables and contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring were non-material.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 56

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Condensed Statements of Condition. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2020 and December 31, 2019, respectively, FHN had $230.2 million and $136.6 million of cash receivables and $130.6 million and $53.0 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Condensed Statements of Condition as Derivative assets and Derivative liabilities. The FHN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $100.3 million and $54.5 million for the three months ended

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 57

Note 14 – Derivatives (Continued)

June 30, 2020 and 2019, and $178.6 million and $99.0 million for the six months ended June 30, 2020 and 2019, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income noninterest income on the Consolidated Condensed Statements of Income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,667,914	$254,246	$1,827
Offsetting upstream interest rate contracts	3,667,914	7,454	17,667
Forwards and futures purchased	7,351,632	31,853	787
Forwards and futures sold	7,744,323	3,555	29,696

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,697,522	$65,768	$6,858
Offsetting upstream interest rate contracts	2,697,522	2,583	3,994
Option contracts purchased	40,000	131	—
Forwards and futures purchased	9,217,350	17,029	3,187
Forwards and futures sold	9,403,112	3,611	16,620

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 58

Note 14 – Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$3,679,991	$297,233	$258
Offsetting upstream interest rate contracts	3,679,991	4,877	24,922
Debt Hedging
Hedging Instruments:
Interest rate swaps	$500,000	$27	N/A
Hedged Items:
Term borrowings:
Par	N/A	N/A	$500,000
Cumulative fair value hedging adjustments	N/A	N/A	2,142
Unamortized premium/(discount) and issuance costs	N/A	N/A	(296)
Total carrying value	N/A	N/A	$501,846

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$3,044,067	$90,394	$3,515
Offsetting upstream interest rate contracts	3,044,067	3,537	9,735
Debt Hedging
Hedging Instruments:
Interest rate swaps	$500,000	N/A	$69
Hedged Items:
Term borrowings:
Par	N/A	N/A	$500,000
Cumulative fair value hedging adjustments	N/A	N/A	(1,604)
Unamortized premium/(discount) and issuance costs	N/A	N/A	(740)
Total carrying value	N/A	N/A	$497,656

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 59

Note 14 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$15,844	$50,706	$211,396	$79,818
Offsetting upstream interest rate contracts (a)	(15,844)	(50,706)	(211,396)	(79,818)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$(737)	$6,697	$4,197	$10,976
Hedged Items:
Term borrowings (a) (c)	720	(6,605)	(3,745)	(10,871)

(a)	Gains/losses included in All other expense within the Consolidated Condensed Statements of Income.

(b)	Gains/losses included in the Interest expense.

(c)	Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$700,000	$29	$48
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$700,000	N/A

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps	$900,000	N/A	$241
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 60

Note 14 – Derivatives (Continued)

The following table summarizes gains/(losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
(Dollars in thousands)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate swaps (a)	$69	$11,896	$17,443	$19,114
Gain/(loss) recognized in Other comprehensive income/(loss)	1,640	7,575	14,795	11,511
Gain/(loss) reclassified from AOCI into Interest income	(1,623)	1,334	(1,717)	2,785

(a)	Approximately $9.6 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

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

As of June 30, 2020 and December 31, 2019, the derivative liabilities associated with the sales of Visa Class B shares were $18.0 million and $22.8 million, respectively. See Note 17 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2020 and December 31, 2019, these loans were valued at $13.8 million and $18.4 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. FHN’s counterparties in these contracts are other lending institutions involved in the loan participation/syndication arrangements for which the underlying interest rate derivative contract is intended to hedge interest rate risk for the borrower. FHN will make (other institution is the lead bank) or receive (FHN is the lead bank) payments for risk participations if the borrower defaults on its obligation to perform under the terms of its interest rate derivative agreement with the lead bank in the participation. As of June 30, 2020 the notional values of FHN’s risk participations were $93.8 million of derivative assets and $246.1 million of derivative liabilities. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. As of June 30, 2020, FHN had recognized $170 thousand of derivative assets and $830 thousand of derivative liabilities associated with risk participation agreements.
Master Netting and Similar Agreements
As previously discussed, FHN uses master netting agreements, mutual margining agreements and collateral posting requirements to minimize credit risk on derivative

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 61

Note 14 – Derivatives (Continued)

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
Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a counterparty with access to a clearinghouse occurs and initial margin is posted. Cash margin received (posted) that is considered settlements for the derivative contracts is included in the respective derivative asset (liability) value. Cash margin that is considered collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s Consolidated Condensed Statements of Condition.
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
The net fair value, determined by individual counterparty, of all interest rate derivative instruments with adjustable collateral posting thresholds was $253.7 million of assets and $3.8 million of liabilities on June 30, 2020, and $63.1 million of assets and $6.4 million of liabilities on December 31, 2019. As of June 30, 2020 and December 31, 2019, FHN had received collateral of $340.0 million and $148.5 million and posted collateral of $43.5 million and $18.4 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $253.6 million of assets and $25.5 million of liabilities on June 30, 2020, and $63.1 million of assets and $10.3 million of liabilities on December 31, 2019. As of June 30, 2020 and December 31, 2019, FHN had received collateral of $340.0 million and $148.5 million and posted collateral of $65.1 million and $22.7 million, respectively, in the normal course of business related to these contracts.
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 62

Note 14 – Derivatives (Continued)

The following table provides details of derivative assets and collateral received as presented on the Consolidated Condensed Statements of Condition as of June 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2020
Interest rate derivative contracts	$564,037	$—	$564,037	$(2,253)	$(348,497)	$213,287
Forward contracts	35,408	—	35,408	(6,927)	(12,590)	15,891
	$599,445	$—	$599,445	$(9,180)	$(361,087)	$229,178

December 31, 2019
Interest rate derivative contracts	$162,344	$—	$162,344	$(5,604)	$(143,334)	$13,406
Forward contracts	20,640	—	20,640	(13,292)	(2,000)	5,348
	$182,984	$—	$182,984	$(18,896)	$(145,334)	$18,754

(a)
Included in Derivative assets on the Consolidated Condensed Statements of Condition. As of June 30, 2020 and December 31, 2019, $.3 million and $.1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Condensed Statements of Condition as of June 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2020
Interest rate derivative contracts	$44,743	$—	$44,743	$(2,253)	$(38,832)	$3,658
Forward contracts	30,483	—	30,483	(6,927)	(23,556)	—
	$75,226	$—	$75,226	$(9,180)	$(62,388)	$3,658
December 31, 2019
Interest rate derivative contracts	$24,431	$—	$24,431	$(5,604)	$(18,689)	$138
Forward contracts	19,807	—	19,807	(13,292)	(6,515)	—
	$44,238	$—	$44,238	$(18,896)	$(25,204)	$138

(a)
Included in Derivative liabilities on the Consolidated Condensed Statements of Condition. As of June 30, 2020 and December 31, 2019, $19.2 million and $23.2 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 63

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
The following table provides details of Securities purchased under agreements to resell as presented on the Consolidated Condensed Statements of Condition and collateral pledged by counterparties as of June 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Statements of Condition	Net amounts of assets presented in the Statements of Condition	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Statements of Condition)	Net amount
Securities purchased under agreements to resell:
June 30, 2020	$302,267	$—	$302,267	$(23,207)	$(277,660)	$1,400
December 31, 2019	586,629	—	586,629	(21,004)	(562,702)	2,923

The following table provides details of Securities sold under agreements to repurchase as presented on the Consolidated Condensed Statements of Condition and collateral pledged by FHN as of June 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Statements of Condition
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Statements of Condition	Net amounts of liabilities presented in the Statements of Condition	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2020	$1,482,585	$—	$1,482,585	$(23,207)	$(1,459,297)	$81
December 31, 2019	716,925	—	716,925	(21,004)	(695,879)	42

Due to the short duration of Securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 64

Note 15 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)

The following tables provide details, by collateral type, of the remaining contractual maturity of Securities sold under agreements to repurchase as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$539,974	$—	$539,974
Government agency issued MBS	512,170	14,442	526,612
Government agency issued CMO	—	6,052	6,052
Other U.S. government agencies	139,756	—	139,756
Government guaranteed loans (SBA and USDA)	270,191	—	270,191
Total Securities sold under agreements to repurchase	$1,462,091	$20,494	$1,482,585

	December 31, 2019
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$41,364	$—	$41,364
Government agency issued MBS	341,173	4,545	345,718
Other U.S. government agencies	54,924	—	54,924
Government guaranteed loans (SBA and USDA)	274,919	—	274,919
Total Securities sold under agreements to repurchase	$712,380	$4,545	$716,925

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 65

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 66

Note 16 – Fair Value of Assets & Liabilities (Continued)

Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$119,121	$—	$119,121
Government agency issued MBS	—	431,765	—	431,765
Government agency issued CMO	—	226,732	—	226,732
Other U.S. government agencies	—	91,203	—	91,203
States and municipalities	—	17,467	—	17,467
Corporate and other debt	—	229,556	—	229,556
Equity, mutual funds, and other	—	(22)	—	(22)
Total trading securities—fixed income	—	1,115,822	—	1,115,822
Trading securities—mortgage banking	—	—	628	628
Loans held-for-sale (elected fair value)	—	—	13,263	13,263
Securities available-for-sale:
U.S. treasuries	—	999,975	—	999,975
Government agency issued MBS	—	2,487,382	—	2,487,382
Government agency issued CMO	—	1,415,265	—	1,415,265
Other U.S. government agencies	—	417,292	—	417,292
States and municipalities	—	90,383	—	90,383
Corporate and other debt	—	40,413	—	40,413
Interest-Only Strip (elected fair value)	—	—	25,446	25,446
Total securities available-for-sale	—	5,450,710	25,446	5,476,156
Other assets:
Deferred compensation mutual funds	48,572	—	—	48,572
Equity, mutual funds, and other	22,692	—	—	22,692
Derivatives, forwards and futures	35,408	—	—	35,408
Derivatives, interest rate contracts	—	563,866	—	563,866
Derivatives, other	—	260	170	430
Total other assets	106,672	564,126	170	670,968
Total assets	$106,672	$7,130,658	$39,507	$7,276,837
Trading liabilities—fixed income:
U.S. treasuries	$—	$195,753	$—	$195,753
Other U.S.government agencies	—	578	—	578
States and municipalities	—	756	—	756
Corporate and other debt	—	35,655	—	35,655
Total trading liabilities—fixed income	—	232,742	—	232,742
Other liabilities:
Derivatives, forwards and futures	30,483	—	—	30,483
Derivatives, interest rate contracts	—	44,722	—	44,722
Derivatives, other	—	369	18,815	19,184
Total other liabilities	30,483	45,091	18,815	94,389
Total liabilities	$30,483	$277,833	$18,815	$327,131

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 67

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 68

Note 16 – Fair Value of Assets & Liabilities (Continued)

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2020 and 2019, on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2020
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on April 1, 2020	$785		$23,104		$13,584		$(20,890)
Total net gains/(losses) included in:
Net income	(157)		(1,233)		422		(201)
Purchases	—		—		—		—
Sales	—		—		—		—
Settlements	—		—		(743)		2,446
Net transfers into/(out of) Level 3	—		3,575	(b)	—		—
Balance on June 30, 2020	$628		$25,446		$13,263		$(18,645)
Net unrealized gains/(losses) included in net income	$—	(a)	$(959)	(c)	$422	(a)	$(201)	(d)

	Three Months Ended June 30, 2019
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held-for-sale		Net derivative liabilities
Balance on April 1, 2019	$1,397		$13,195		$15,751		$(28,970)
Total net gains/(losses) included in:
Net income	8		(141)		321		(19)
Purchases	—		—		10		—
Sales	—		(14,199)		—		—
Settlements	(150)		—		(990)		2,444
Net transfers into/(out of) Level 3	—		18,937	(b)	—		—
Balance on June 30, 2019	$1,255		$17,792		$15,092		$(26,545)
Net unrealized gains/(losses) included in net income	$(36)	(a)	$(543)	(c)	$321	(a)	$(19)	(d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Included in Other expense.
FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 69

Note 16 – Fair Value of Assets & Liabilities (Continued)

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2020 and 2019, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2020
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held- for-sale		Net derivative liabilities
Balance on January 1, 2020	$941		$19,136		$14,033		$(22,795)
Total net gains/(losses) included in:
Net income	(313)		(2,528)		751		(712)
Purchases	—		5,481		—		—
Sales	—		(8,703)		—		—
Settlements	—		—		(1,521)		4,862
Net transfers into/(out of) Level 3	—		12,060	(b)	—		—
Balance on June 30, 2020	$628		$25,446		$13,263		$(18,645)
Net unrealized gains/(losses) included in net income	$—	(a)	$(1,813)	(c)	$751	(a)	$(712)	(d)

	Six Months Ended June 30, 2019
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held-for-sale		Net derivative liabilities
Balance on January 1, 2019	$1,524		$9,902		$16,273		$(31,540)
Total net gains/(losses) included in:
Net income	29		(1,399)		816		116
Purchases	—		86		10		—
Sales	—		(27,211)		—		—
Settlements	(298)		—		(2,007)		4,879
Net transfers into/(out of) Level 3	—		36,414	(b)	—		—
Balance on June 30, 2019	$1,255		$17,792		$15,092		$(26,545)
Net unrealized gains/(losses) included in net income	$(66)	(a)	$(1,435)	(c)	$816	(a)	$116	(d)

(a)	Primarily included in mortgage banking income on the Consolidated Condensed Statements of Income.

(b)	Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held-for-sale (Level 2 nonrecurring).

(c)	Primarily included in fixed income on the Consolidated Condensed Statements of Income.

(d)	Included in Other expense.
There were no net unrealized gains/(losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2020 and 2019.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 70

Note 16 – Fair Value of Assets & Liabilities (Continued)

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at June 30, 2020, and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$643,445	$774	$644,219
Loans held-for-sale—first mortgages	—	—	504	504
Loans, net of unearned income (a)	—	—	66,062	66,062
OREO (b)	—	—	13,177	13,177
Other assets (c)	—	—	9,835	9,835

	Carrying value at December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held-for-sale—SBAs and USDA	$—	$492,595	$929	$493,524
Loans held-for-sale—first mortgages	—	—	516	516
Loans, net of unearned income (a)	—	—	42,208	42,208
OREO (b)	—	—	15,660	15,660
Other assets (c)	—	—	10,608	10,608

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Condensed Statements of Condition at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2020 and 2019:

	Net gains/(losses) Three Months Ended June 30		Net gains/(losses) Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Loans held-for-sale—SBAs and USDA	$(1,247)	$(1,074)	$(2,208)	$(1,293)
Loans held-for-sale—first mortgages	(4)	10	1	25
Loans, net of unearned income (a)	(1,274)	(4,639)	(6,113)	(4,436)
OREO (b)	(142)	(9)	(169)	26
Other assets (c)	(426)	(267)	(772)	(942)
	$(3,093)	$(5,979)	$(9,261)	$(6,620)

(a)	Write-downs on these loans are recognized as part of provision for loan losses.

(b)	Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.

(c)	Represents tax credit investments accounted for under the equity method.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 71

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 72

Note 16 – Fair Value of Assets & Liabilities (Continued)

Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at June 30, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available-for-sale- securities SBA-interest only strips	$25,446	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	14% - 15%	15%
Loans held-for-sale - residential real estate	13,767	Discounted cash flow	Prepayment speeds - First mortgage	5% - 15%	5.8%
			Foreclosure losses	50% - 65%	63%
			Loss severity trends - First mortgage	4% - 21% of UPB	13.6%
Loans held-for-sale- unguaranteed interest in SBA loans	774	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	8%	8%
Derivative liabilities, other	18,645	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	9 - 33 months	24 months
Loans, net of unearned income (a)	66,062	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	13,177	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	9,835	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 73

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 74

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

Derivative liabilities. In conjunction with the sales of its Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s derivative liabilities associated with its prior sales of Visa Class B shares. The methodology includes estimation of both the resolution amount for Visa’s Covered Litigation matters as well as the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 75

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following tables reflect the differences between the fair value carrying amount of residential real estate loans held-for-sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2020
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$13,263	$17,857	$(4,594)
Nonaccrual loans	2,740	5,774	(3,034)
Loans 90 days or more past due and still accruing	186	322	(136)
	December 31, 2019
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held-for-sale reported at fair value:
Total loans	$14,033	$19,278	$(5,245)
Nonaccrual loans	3,532	6,646	(3,114)
Loans 90 days or more past due and still accruing	163	268	(105)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held-for-sale	$422	$321	$751	$816

For the three and six months ended June 30, 2020 and 2019, the amount for residential real estate loans held-for-sale included an insignificant amount of gain in pretax earnings that is attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held-for-sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Condensed Statements of Income as interest on loans held-for-sale.
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 76

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 77

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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans, net of unearned income, loans held-for-sale, and term borrowings as of June 30, 2020 and December 31, 2019, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPS loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 78

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Condensed Statements of Condition as of June 30, 2020:

	June 30, 2020
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans, net of unearned income and allowance for loan losses
Commercial:
Commercial, financial and industrial	$21,075,171	$—	$—	$21,216,054	$21,216,054
Commercial real estate	4,756,056	—	—	4,768,706	4,768,706
Consumer:
Consumer real estate (a)	5,908,636	—	—	6,085,159	6,085,159
Credit card & other	431,193	—	—	438,644	438,644
Total loans, net of unearned income and allowance for loan losses	32,171,056	—	—	32,508,563	32,508,563
Short-term financial assets:
Interest-bearing cash	3,135,844	3,135,844	—	—	3,135,844
Federal funds sold	113,000	—	113,000	—	113,000
Securities purchased under agreements to resell	302,267	—	302,267	—	302,267
Total short-term financial assets	3,551,111	3,135,844	415,267	—	3,551,111
Trading securities (b)	1,116,450	—	1,115,822	628	1,116,450
Loans held-for-sale
Mortgage loans (elected fair value) (b)	13,263	—	—	13,263	13,263
USDA & SBA loans- LOCOM	644,219	—	648,383	792	649,175
Other consumer loans- LOCOM	4,758	—	4,758	—	4,758
Mortgage loans- LOCOM	83,415	—	—	83,415	83,415
Total loans held-for-sale	745,655	—	653,141	97,470	750,611
Securities available-for-sale (b)	5,476,156	—	5,450,710	25,446	5,476,156
Securities held-to-maturity	10,000	—	—	9,881	9,881
Derivative assets (b)	599,704	35,408	564,126	170	599,704
Other assets:
Tax credit investments	257,547	—	—	257,705	257,705
Deferred compensation mutual funds	48,572	48,572	—	—	48,572
Equity, mutual funds, and other (c)	343,825	22,692	—	321,133	343,825
Total other assets	649,944	71,264	—	578,838	650,102
Total assets	$44,320,076	$3,242,516	$8,199,066	$33,220,996	$44,662,578
Liabilities:
Defined maturity deposits	$2,655,702	$—	$2,695,759	$—	$2,695,759
Trading liabilities (b)	232,742	—	232,742	—	232,742
Short-term financial liabilities:
Federal funds purchased	778,529	—	778,529	—	778,529
Securities sold under agreements to repurchase	1,482,585	—	1,482,585	—	1,482,585
Other short-term borrowings	130,583	—	130,583	—	130,583
Total short-term financial liabilities	2,391,697	—	2,391,697	—	2,391,697
Term borrowings:
Real estate investment trust-preferred	46,270	—	—	47,000	47,000
Secured borrowings	15,370	—	—	15,370	15,370
Junior subordinated debentures	145,262	—	—	138,950	138,950
Other long term borrowings	1,825,574	—	1,877,080	—	1,877,080
Total term borrowings	2,032,476	—	1,877,080	201,320	2,078,400
Derivative liabilities (b)	94,389	30,483	45,091	18,815	94,389
Total liabilities	$7,407,006	$30,483	$7,242,369	$220,135	$7,492,987

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

(b)	Classes are detailed in the recurring and nonrecurring measurement tables.

(c)	Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $190.4 million and FRB stock of $130.7 million.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 79

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 80

Note 16 – Fair Value of Assets & Liabilities (Continued)

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2020 and December 31, 2019:

	Contractual Amount		Fair Value
(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Unfunded Commitments:
Loan commitments	$12,945,839	$12,355,220	$2,492	$3,656
Standby and other commitments	469,567	459,268	6,112	5,513

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 81

Note 17 – Restructuring, Repositioning, and Efficiency

Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were not significant in the first half 2020 and were $30.8 million in the first half 2019 and are included in the Corporate segment. Significant expenses resulted from the following actions:

•	Severance and other employee costs primarily related to efficiency initiatives within corporate and bank services functions which are classified as Employee compensation, incentives and benefits within noninterest expense.

•	Expense largely related to the identification of efficiency opportunities within the organization which is reflected in Professional fees.

•	Expense related to costs associated with asset impairments which is reflected in Other expense.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.

Total expense recognized for the three and six months ended June 30, 2020 and 2019 is presented in the table below:

	Three Months Ended June 30		Six Months Ended June 30
Dollars in thousands	2020	2019	2020	2019
Employee compensation, incentives and benefits	$32	$2,557	$89	$9,062
Professional fees	7	4,242	14	8,537
Occupancy	—	72	2	889
Other	1	11,797	(102)	12,332
Total restructuring, repositioning, and efficiency charges	$40	$18,668	$3	$30,820

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 82

---------------------------
ITEM 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
---------------------------

TABLE OF ITEM 2 TOPICS

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 83

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

Significant Recent Transactions
On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger-of-equals transaction. FHN issued approximately 242 million shares of FHN common stock, plus three new series of preferred stock (Series B, Series C, and Series D) in a transaction valued at $2.5 billion. At the time of closing, IBKC operated 319 offices in 12 states, mostly in the southern and southeastern U.S. In the merger: FHN acquired approximately $34.7 billion in assets, including approximately $26.1 billion in loans, and $3.5 billion in AFS securities; and, FHN assumed approximately $28.3 billion of IBKC deposits. Due to the timing of the merger closing in relation to quarter end and the uncertainty of valuations in the current economic environment, FHN's assessment of the fair value of IBKC's assets and liabilities is incomplete. However, FHN currently expects to recognize a purchase accounting gain of approximately $500 million.
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As part of the transaction, FHN assumed approximately $2.2 billion of branch deposits for a 3.40 percent deposit premium and purchased approximately $423.7 million of branch loans. The acquired branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches).
In relation to all acquisitions, FHN's operating results include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Refer to Note 2 – Acquisitions and Divestitures in this report and in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

In April 2020, First Horizon Bank issued $450 million of 5.750% Subordinated Notes due May 1, 2030. Interest payments are due semi-annually on May 1 and November 1, commencing November 1, 2020. The sale of the Notes resulted in net proceeds to the Company of approximately $446 million. The notes qualify as Tier 2 capital for the Bank as well as FHN, up to certain regulatory limits for minority capital instruments.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 84

In May 2020, FHN issued $450 million of 3.550% Senior Notes due May 26, 2023 and $350 million of 4.000% Senior Notes due May 26, 2025. Interest payments are due semi-annually on May 26 and November 26, commencing November 26, 2020. The sale of these notes resulted in net proceeds to the Company of approximately $795 million.

In May 2020, FHN issued 1,500 shares having an aggregate liquidation preference of $150 million of Series E Non-Cumulative Perpetual Preferred Stock for net proceeds of approximately $145 million. Dividends on the Series E Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.500% per annum. For the issuance, FHN issued depositary shares, each of which represents a fractional ownership interest in a share of FHN’s preferred stock. The Series E Preferred Stock qualifies as Tier 1 Capital for FHN.
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
The non-GAAP measures presented in this filing are pre-provision net revenue ("PPNR"), return on average tangible common equity (“ROTCE”), tangible common equity to tangible assets ("TCE/TA"), and tangible book value per common share. Refer to table 23 for a reconciliation of the non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

Forward-Looking Statements

This MD&A contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21 E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words "believe," "expect," "anticipate," "intend," "estimate," "should," "is likely," "will," "going forward" and other expressions that indicate future events and trends identify forward-looking statements.
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 85

competitive uncertainties and contingencies, many of which are beyond the control of FHN, and many of which, with respect to future business decisions and actions, are subject to change and which could cause actual results to differ materially from those contemplated or implied by forward-looking statements or historical performance. Examples of uncertainties and contingencies include factors previously disclosed in FHN's recent annual, quarterly, and current reports filed with the U.S. Securities and Exchange Commission (the "SEC"), as well as the following factors, among others: the possibility that the anticipated benefits of FHN’s 2020 merger with IBERIABANK Corporation (the “2020 merger”) will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in any or all of FHN’s market areas; the possibility that the 2020 merger may be more expensive to integrate than anticipated, including as a result of unexpected factors or events; diversion of management's attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships resulting from the 2020 merger; FHN’s success in executing its business plans and strategies following the 2020 merger, and managing the risks involved in the foregoing; the potential impacts on FHN’s businesses of the coronavirus COVID-19 pandemic, including negative impacts from quarantines, market declines, and volatility, and changes in customer behavior related to the COVID-19 pandemic; and other factors that may affect future results of FHN.
FHN cautions that the foregoing list of important factors that may affect future results is not exhaustive. Additional factors that could cause results to differ materially from those contemplated by forward-looking statements can be found in FHN's annual report on Form 10-K for the year ended December 31, 2019, and its quarterly report on Form 10-Q for the period ended March 31, 2020, both filed with the SEC and available on the SEC’s website, http://www.sec.gov, and also available in the "Investor Relations" section of FHN's website, http://www.FirstHorizon.com, under the heading "SEC Filings," and in other documents FHN files with the SEC.

Financial Summary

As previously mentioned, effective January 1, 2020, FHN adopted ASU 2016-13, (Current Expected Credit Loss methodology or "CECL"). The application of CECL can result in greater volatility of estimated credit loss estimates particularly in periods of rapid changes in macroeconomic projections when compared to the prior incurred loss estimation methodology. FHN's operating results for the three and six months ended June 30, 2020 were negatively impacted by further deterioration in the overall macroeconomic forecast largely tied to the Coronavirus Disease 2019 (“COVID-19”) pandemic resulting in a significant increase in provision for loan losses and the reserve for unfunded commitments.
Second quarter 2020 net income available to common shareholders was $52.3 million, or $.17 per diluted share, compared to net income available to common of $109.3 million, or $.35 per diluted share in second quarter 2019. For the six months ended June 30, 2020, net income available to common shareholders was $64.3 million, or $0.21 per diluted share, compared to net income available to common of $208.4 million, or $.66 per diluted share, for the six months ended June 30, 2019.
Total revenue increased 11 percent and 10 percent to $511.6 million and $989.2 million for the three and six months ended June 30, 2020 from $461.6 million and $897.2 million for the three and six months ended June 30, 2019.
NII increased a modest 1 percent to $305.3 million in second quarter 2020 as strong loan growth in loans to mortgage companies and PPP lending and deposit pricing discipline more than offset the negative impact of interest rates on loans.
Noninterest income increased 31 percent, or $48.3 million, in second quarter 2020 driven by strong fixed income revenue and higher deferred compensation income, somewhat offset by the negative impacts of the COVID-19 pandemic on fee income.
For the six months ended June 30, 2020 NII increased 2 percent to $608.1 million and was driven by the same trends impacting the second quarter increase in NII.
Noninterest income increased 27 percent, or $82.0 million, to $381.0 million in the first six months of 2020. The increase in fee income for the year-to-date period was also driven by strong fixed income revenue. Deferred compensation income decreased in the first half of 2020 driven by the timing of and extreme variability in equity market valuations in both 2020 and 2019, offsetting a portion of this increase.
Noninterest expense increased 11 percent and 8 percent to $332.2 million and $643.5 million for the three and six months ended June 30, 2020 from $300.4 million and $596.5 million for the three and six months ended June 30, 2019. The expense increase for 2020 was due in large part to higher fixed income variable compensation, an increase in credit expense on unfunded commitments associated with declines and deterioration in economic forecasts attributable to the COVID-19 pandemic, and a net increase in litigation charges driven by a favorable expense reversal in second quarter 2019, somewhat offset by lower

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 86

restructuring and rebranding related expenses. For second quarter 2020, higher deferred compensation expense also contributed to the increase in noninterest expense.
Asset quality trends were relatively stable in second quarter 2020 reflecting continued underwriting discipline, ongoing portfolio management, and continued prudent credit risk management. The allowance for loan losses increased to $537.9 million on June 30, 2020 from $200.3 million on December 31, 2019, reflecting further deterioration in the overall macro-economic outlook under CECL, as well as the adoption impact of $106.4 million. Net charge-offs as a percentage of loans was .20 percent for second quarter 2020 and 30+ day delinquencies declined to .13 percent from .19 percent at December 31, 2019.
Common Equity Tier 1, Tier 1, Total Capital, and Leverage ratios were 9.25 percent, 10.69 percent, 12.47 percent, and

8.55 percent, respectively, in second quarter 2020 compared to 9.25 percent, 10.24 percent, 11.34 percent, and 9.04 percent, respectively, in second quarter 2019. Average assets increased to $47.9 billion and $45.7 billion for the three and six months ended June 30, 2020 from $41.2 billion and $41.1 billion for the three and six months ended June 30, 2019. Average loans and deposits increased to $34.0 billion and $37.5 billion, respectively, in second quarter 2020, up 18 percent and 17 percent from second quarter 2019. For the six months ended June 30, 2020, Average loans and deposits increased 15 percent and 9 percent, respectively to $32.2 billion and $35.2 billion. Average Shareholders’ equity increased to $5.1 billion for the three and six months ended June 30, 2020 from $4.9 billion and $4.8 billion, respectively, for the three and six months ended June 30, 2019. Period-end Shareholders’ equity increased to $5.2 billion on June 30, 2020 from $4.9 billion on June 30, 2019.
Key Performance Indicators

	As of or for the three months ended June 30,		As of or for the six months ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Pre-Provision Net Revenue ("PPNR") (a)	$179,445	$161,209	$354,684	$300,672
Diluted earnings per common share	$0.17	$0.35	$0.21	$0.66
Return on average assets (annualized) (b)	0.48%	1.11%	0.32%	1.07%
Return on average common equity (“ROCE”) (annualized) (c)	4.50%	9.79%	2.79%	9.45%
Return on average tangible common equity (“ROTCE”) (annualized) (a) (d)	6.74%	15.20%	4.19%	19.63%
Net interest margin (e)	2.90%	3.34%	3.02%	3.32%
Fee income to total revenue (f)	40.49%	34.22%	38.61%	33.33%
Efficiency ratio (g)	64.74%	65.08%	64.96%	66.49%
Allowance for loan losses to loans	1.64%	0.65%	1.64%	0.65%
Net charge-offs to average loans (annualized)	0.20%	0.07%	0.15%	0.07%
Total period-end equity to period-end assets	10.71%	11.68%	10.71%	11.68%
Tangible common equity to tangible assets ("TCE/TA") (a)	6.63%	7.29%	6.63%	7.29%
Cash dividends declared per common share	$0.15	$0.14	$0.30	$0.28
Book value per common share	$14.96	$14.51	$14.96	$14.51
Tangible book value per common share (a)	$9.99	$9.47	$9.99	$9.47
Common equity Tier 1	9.25%	9.25%	9.25%	9.25%
Market capitalization (millions)	$3,111.10	$4,665.30	$3,111.10	$4,665.30
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in table 23.
(b)    Calculated using net income divided by average assets.
(c)    Calculated using net income available to common shareholders divided by average common equity.
(d)    Calculated using net income available to common shareholders divided by average tangible common equity.

(e)	Net interest margin is computed using total net interest income adjusted to an FTE basis assuming a statutory federal income tax rate of 21 percent and, where applicable, state income taxes.

(f)	Ratio is fee income excluding securities gains/(losses) to total revenue excluding securities gains/(losses).

(g)	Ratio is noninterest expense to total revenue excluding securities gains/(losses).

Key financial ratios were negatively impacted during the three and six months ended June 30, 2020 by the large increase in loan loss provision expense due to the deterioration in the economic forecast related to the effects of the COVID-19 pandemic.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 87

Business Line Review

Regional Banking
Second quarter 2020 regional banking pre-tax income was $118.5 million, down from $168.9 million in second quarter 2019. For the six months ended June 30, 2020, regional banking pre-tax income was $144.1 million compared to $316.0 million for the six months ended June 30, 2019. The decrease in pre-tax income in 2020 largely reflected an increase in the provision for loan losses and higher credit expense on unfunded commitments somewhat offset by an increase in revenue.
Total revenue increased 13 percent, or $50 million, to $429.1 million in second quarter 2020 from $379.1 million in second quarter 2019, primarily driven by an increase in NII. The increase in NII was primarily due to strong loan growth tied to loans to mortgage companies and PPP lending, deposit pricing discipline, and wider loan spreads (with offset in the corporate segment) compared to second quarter 2019. Noninterest income decreased 3 percent or $2.3 million to $79.3 million in second quarter 2020 from $81.6 million in the prior year. Fee income was negatively impacted by the COVID-19 pandemic in second quarter 2020, resulting in lower NSF fee income as a result of a decline in transaction volume and fee waivers, other service charges, and brokerage fees. Noninterest income was positively impacted by a $4.6 million debit card incentive payment recognized in second quarter 2020, as well as increases in fees from mortgage banking activities and derivative sales relative to second quarter 2019.
Provision expense increased to $108.3 million in second quarter 2020 from $17.8 million in second quarter 2019, primarily driven by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic.
Noninterest expense was $202.3 million in second quarter 2020, up from $192.4 million in second quarter 2019. The increase in expense was primarily driven by an $11.7 million increase in the credit expense on unfunded commitments due to the economic forecast attributable to the COVID-19 pandemic. An increase in FDIC premium expense due to balance sheet growth and expected loss severity ratios as well as $1.0 million of additional credit risk adjustments related to Regional Banking interest rate derivatives and swap participations also contributed to the overall increase in expenses in second quarter 2020 compared to the prior year. These increases were somewhat offset by lower personnel-related expenses driven by a head-count reduction compared to second quarter 2019.
Total revenue increased 10 percent, or $72.9 million, to $811.1 million in the first half of 2020 from $738.3 million in the first half of 2019, driven by increases in NII and noninterest income. The increase in NII for the year-to-date period of 2020 was driven by the same factors impacting the quarterly trend. Noninterest income increased 4 percent or $6.6 million to $161.2 million in the first half of 2020 from $154.6 million in the prior year. The increase was primarily driven by higher fees from derivative sales and the $4.6 million debit card incentive payment previously mentioned. To a lesser extent an increase in brokerage, management fees and commissions driven by higher advisory revenue and annuity income as a result of increased transaction volume, and higher income associated mortgage banking activities also contributed to the increase in noninterest income for the six months ended June 30, 2020. A decline in NSF fee income, primarily in second quarter 2020, partially offset a portion of the overall increase relative to the first half of 2019.
Provision expense increased to $253.8 million for the six months ended June 30, 2020 from $31.2 million for the six months ended June 30, 2019, driven by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic.
Noninterest expense was $413.3 million for the six months ended June 30, 2020, up from $391.0 million for the six months ended June 30, 2019. The increase in expense was primarily driven by a $20.5 million increase in the credit expense on unfunded commitments due to the economic forecast attributable to the COVID-19 pandemic. An increase in FDIC premium expense and $2.0 million of additional credit risk adjustments also contributed to the expense increase in the first half of 2020 compared to the prior year. A reduction in personnel expense, largely attributable to a reduction in headcount partially mitigated the increase in noninterest expense for the six months ended June 30, 2020.
Fixed Income
Fixed income pre-tax income increased to $43.7 million in second quarter 2020 from $16.3 million in second quarter 2019. For the six months ended June 30, 2020 fixed income pre-tax income increased to $69.3 million from $26.9 million for the six months ended June 30, 2019. Results reflect higher revenue, partially offset by an increase in expenses.
Noninterest income increased 73 percent, or $47.6 million, to $113.2 million in second quarter 2020 from $65.6 million in second quarter 2019. Average daily revenue (“ADR”) increased to $1.6 million in second quarter 2020 from $866 thousand in second quarter 2019, due to favorable market conditions including low rates, market volatility and increased depository liquidity. Other product revenue was $13.0 million in second quarter 2020, up from $11.1 million in the prior year, primarily driven by increases in fees from derivative sales. NII was $13.5 million in second quarter 2020, up from $6.2 million in second quarter 2019, primarily due to higher spreads on inventory positions compared to prior year.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 88

Noninterest expense increased 50 percent, or $27.5 million, to $83.0 million in second quarter 2020 from $55.5 million in second quarter 2019, primarily driven by higher variable compensation due to higher fixed income sales revenues.
Noninterest income increased 75 percent, or $89.6 million, to $209.0 million in the first half of 2020 from $119.4 million in the first half of 2019. Fixed income product revenue increased to $178.6 million for the six months ended June 30, 2020 from $99.0 million for the six months ended June 30, 2019, largely driven by the same factors impacting the quarterly period, partially offset by elevated levels of trading losses driven by extreme market volatility in first quarter 2020 compared to the prior year. Other product revenue was $30.3 million in the first half of 2020, up 48 percent from $20.4 million in the prior year, primarily driven by increases in fees from derivative sales. NII was $24.5 million and $13.5 million, respectively, for the six months ended June 30, 2020 and 2019. The increase was due in large part to higher spreads on inventory positions in addition to higher inventory balances compared to prior year.
Noninterest expense was $164.1 million for the six months ended June 30, 2020 compared to $106.1 million for the six months ended June 30, 2019, primarily driven by higher variable compensation due to increased commissionable revenues.
Corporate
The pre-tax loss for the corporate segment was $93.8 million in second quarter 2020 compared to $54.6 million in second quarter 2019. For the six months ended June 30, 2020 the pre-tax loss for the corporate segment was $126.3 million compared to $91.0 million in the prior year.
Net interest expense was $63.5 million and $7.1 million in second quarter 2020 and 2019, respectively. Net interest expense was negatively impacted by funds transfer pricing ("FTP") methodology (with offset in regional banking segment). Noninterest income/(loss)(including securities gain/losses) in second quarter 2020 was $12.9 million, up from $9.4 million in second quarter 2019, primarily due to an increase in deferred compensation income driven by equity market valuations relative to the prior year.
Noninterest expense decreased 24 percent or $13.7 million to $43.2 million in second quarter 2020 from $56.9 million in second quarter 2019. The decrease in expense for second quarter 2020 was primarily driven by decreases in restructuring costs associated with efficiency initiatives and rebranding expenses relative to second quarter 2019. This expense decrease was somewhat offset by increases in deferred compensation expense, acquisition related charges, and pension expense.
Net interest expense was $76.9 million and $15.1 million for the six months ended June 30, 2020 and 2019, respectively, as net interest expense for the six months ended June 30, 2020 was also negatively impacted by FTP. Noninterest income/(loss)(including securities gain/losses) in the first half of 2020 was $9.2 million compared to $22.8 million in the first half of 2019, the decrease in noninterest income for the year-to-date period of 2020 was primarily due to a decrease in deferred compensation income driven by the timing of and extreme variability in equity market valuations in both 2020 and 2019.
Noninterest expense decreased 41 percent or $40.0 million to $58.7 million for the six months ended June 30, 2020 from $98.7 million for the six months ended June 30, 2019. The decrease in expense for the six months ended June 30, 2020 was primarily driven by decreases in restructuring costs associated with efficiency initiatives, deferred compensation expense, and rebranding expenses, somewhat offset by higher acquisition related charges and an increase in pension expense.
Non-Strategic
The non-strategic segment had pre-tax income of $1.0 million in second quarter 2020 compared to $17.7 million in second quarter 2019. For the six months ended June 30, 2020 the non-strategic segment had pre-tax income of $3.6 million compared to $26.8 million for the six months ended June 30, 2019. The decrease in results for both periods was largely driven by an increase in loan loss provision expense and an increase in noninterest expense, coupled with a decline in NII relative to the prior year.
Total revenue was $6.3 million in second quarter 2020 down from $8.5 million in second quarter 2019. NII decreased to $5.5 million in second quarter 2020 from $7.1 million in second quarter 2019, primarily due to continued run-off of the loan portfolios. Noninterest income was $.8 million and $1.4 million in second quarter 2020 and 2019, respectively.
The provision for loan losses within the non-strategic segment was an expense of $1.7 million in second quarter 2020 compared to a provision credit of $4.8 million in second quarter 2019. The increase in provision expense in second quarter 2020 was due to additional consumer reserves driven by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic.
Noninterest expense increased $8.0 million to $3.6 million in second quarter 2020. Noninterest expense in second quarter 2019 was a net credit driven by an $8.3 million expense reversal related to the favorable resolution of a legal matter.
For the six months ended June 30, 2020, total revenue was $12.2 million down from $18.3 million for the six months ended June 30, 2019. NII decreased to $10.6 million in the first half of 2020 from $16.0 million in the first half of 2019, driven by the continued run-off of the loan portfolios. Noninterest income was $1.6 million and $2.2
FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 89

million, respectively, for the six months ended June 30, 2020 and 2019.
The provision for loan losses within the non-strategic segment was an expense of $1.2 million for the six months ended June 30, 2020 compared to a provision credit of $9.2 million in the prior year. The same factors impacting the quarterly change in loan loss provisioning levels also drove the change for the year-to-date period.

Noninterest expense was $7.4 million and $.7 million, respectively, for the six months ended June 30, 2020 and 2019. The increase in noninterest expense in the first half of 2020 was the result of the favorable impact of the litigation expense reversal previously mentioned on expenses during the first half of 2019.

Income Statement Review

Total consolidated revenue was $511.6 million in second quarter 2020, up 11 percent from $461.6 million in second quarter 2019, driven by increases in noninterest income and NII. Provision expense increased significantly from $13.0 million in second quarter 2019 to $110.0 million in second quarter 2020 primarily driven by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic. Total consolidated expenses increased 11 percent to $332.2 million in second quarter 2020 from $300.4 million in second quarter 2019, driven by an increase in personnel-related expense, higher credit expense on unfunded commitments, and an increase in acquisition-related charges somewhat offset by lower restructuring and rebranding related expenses.

For the six months ended June 30, 2020 total consolidated revenue was $989.2 million, up 10 percent from $897.2 million for the six months ended June 30, 2019, driven by a 27 percent increase in noninterest income and a 2 percent increase in NII. Provision expense increased from $22.0 million in the first half of 2019 to $255.0 million in the first half of 2020 driven by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic. Total consolidated expenses increased 8 percent to $643.5 million for the six months ended June 30, 2020 from $596.5 million for the six months ended June 30, 2019, and were driven by the same factors that impacted the quarterly increase in total consolidated noninterest expense.
Net Interest Income
Net interest income was $305.3 million in second quarter 2020, up from $303.6 million in second quarter 2019. The increase in NII was primarily attributable to strong loan growth tied to loans to mortgage companies and PPP lending and deposit pricing discipline, somewhat offset by the negative impact of interest rates on loans (including

LIBOR and Prime) compared to second quarter 2019. For the six months ended June 30, 2020 NII was $608.1 million, up from $598.1 million for the six months ended June 30, 2019. The same factors that contributed to the second quarter 2020 increase in NII also drove the increase in NII for the year-to-date period of 2020 relative to the prior year. Average earning assets were increased to $42.7 billion and $40.7 billion for the three and six months ended June 30, 2020 from $36.7 billion and $36.5 billion for the three and six months ended June 30, 2019. The increase in average earning assets for both second quarter and year-to-date 2020 was primarily driven by loan growth. For the six months ended June 30, 2020 an increase in interest-bearing cash also contributed to the increase in average earning assets relative to the prior year.
For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis, which provides comparability of net interest income arising from both taxable and tax-exempt sources.

The consolidated net interest margin was 2.90 percent in second quarter 2020, down 44 basis points from 3.34 percent in second quarter 2019. The net interest spread was 2.75 percent in second quarter 2020, down 19 basis points from 2.94 percent in second quarter 2019. For the six months ended June 30, 2020, the net interest margin was 3.02 percent, down 30 basis points from 3.32 percent for the six months ended June 30, 2019. The decline in NIM for the three and six months ended June 30, 2020 was primarily the result of the negative impact of interest rates (including LIBOR and Prime) relative to 2019, somewhat mitigated by deposit pricing discipline and the impact of PPP accretion. For second quarter 2020 an increase in average excess cash at the Fed also negatively impacted NIM relative to the prior year.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 90

Table 1—Net Interest Margin

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Assets:
Earning assets:
Loans, net of unearned income:
Commercial loans	3.56%	5.05%	3.92%	5.06%
Consumer loans	4.00	4.65	4.17	4.62
Total loans, net of unearned income	3.65	4.95	3.97	4.95
Loans held-for-sale	3.61	5.36	4.08	5.64
Investment securities:
U.S. government agencies	2.05	2.61	2.19	2.64
States and municipalities	3.48	3.31	3.43	3.76
Corporates and other debt	4.71	4.41	4.69	4.39
U.S. treasuries	0.12	NM	0.12	NM
Other	33.42	34.73	33.67	34.64
Total investment securities	2.23	2.74	2.37	2.76
Trading securities	2.48	3.41	2.73	3.60
Other earning assets:
Federal funds sold	0.22	2.74	0.44	2.66
Securities purchased under agreements to resell (a)	(0.08)	2.23	0.74	2.22
Interest-bearing cash	0.09	2.28	0.35	2.37
Total other earning assets	0.06	2.27	0.49	2.34
Interest income / total earning assets	3.29%	4.52%	3.60%	4.51%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.36%	1.29%	0.60%	1.32%
Other interest-bearing deposits	0.13	0.98	0.38	1.02
Time deposits	1.31	2.01	1.51	1.96
Total interest-bearing deposits	0.38	1.32	0.63	1.33
Federal funds purchased	0.12	2.43	0.57	2.46
Securities sold under agreements to repurchase	0.36	2.08	0.79	2.07
Fixed income trading liabilities	1.11	2.75	1.56	2.87
Other short-term borrowings	0.17	2.66	0.94	2.77
Term borrowings	3.96	4.96	3.97	4.93
Interest expense / total interest-bearing liabilities	0.54	1.58	0.79	1.57
Net interest spread	2.75%	2.94%	2.81%	2.94%
Effect of interest-free sources used to fund earning assets	0.15	0.40	0.21	0.38
Net interest margin (b)	2.90%	3.34%	3.02%	3.32%
NM – Not meaningful

(a)	Second quarter 2020 yield driven by negative market rates on reverse repurchase agreements.

(b)	Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21 percent and, where applicable, state income taxes.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 91

FHN’s net interest margin is primarily impacted by its balance sheet mix, including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income. For the remainder of 2020, NIM will also depend on potentially modest loan growth, rate impact from the elevated spread of LIBOR to Fed Funds, widening credit spreads, PPP fees, Fixed Income trading inventory and the extent of assets moving to nonaccrual status.
PROVISION FOR LOAN LOSSES
The provision for loan losses is the charge to earnings that management determines to be necessary to maintain the ALLL at a sufficient level to reflect management’s estimate of expected credit losses in the loan portfolio. Provision expense was $110.0 million and $255.0 million for the three and six months ended June 30, 2020, calculated under the CECL methodology adopted January 1, 2020, compared to $13.0 million and $22.0 million for the three and six months ended June 30, 2019 calculated under the “incurred loss” methodology. The increase in provision expense was due to the economic forecast attributable to the COVID-19 pandemic, and to a much lesser extent associated with loan growth. For additional information about the provision for loan losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
NONINTEREST INCOME
Noninterest income (including securities gains/(losses)) was $206.3 million in second quarter 2020 and represented 40 percent of total revenue compared to $158.0 million in second quarter 2019 and 34 percent. The increase in noninterest income in second quarter 2020 was primarily driven by higher fixed income revenue and an increase in deferred compensation income relative to second quarter 2019, somewhat offset by the negative impact of the COVID-19 pandemic on fee income.
For the six months ended June 30, 2020, noninterest income (including securities gains/(losses)) was $381.0 million and represented 39 percent of total revenue compared to $299.0 million for the six months ended June 30, 2019 and 33 percent. The increase in noninterest income for the year-to-date period of 2020 was primarily driven by higher fixed income revenue, somewhat offset by a decrease in deferred compensation income relative to the first half of 2019.
Fixed Income Noninterest Income
Fixed income noninterest income was $112.4 million in second quarter 2020, a 69 percent increase from $66.4 million in second quarter 2019. The increase in second quarter 2020 was largely driven by favorable market conditions including low rates, market volatility and increased depository liquidity. Revenue from other products was $12.1 million and $11.9 million in second quarter 2020 and 2019, respectively. The modest increase was primarily driven by increases in derivative sales.
For the six months ended June 30, 2020, fixed income noninterest income was $208.1 million, up 73 percent from $120.2 million for the six months ended June 30, 2019. The increase in the first half of 2020 was largely driven by the same factors impacting the quarterly period, partially offset by elevated levels of trading losses driven by extreme market volatility in first quarter 2020 compared to the prior year. Revenue from other products increased 39 percent to $29.4 million for the year-to-date period of 2020 from $21.2 million in 2019, driven by increases in derivative sales.
The following table summarizes FHN’s fixed income noninterest income for the three and six months ended June 30, 2020 and 2019.
Table 2—Fixed Income Noninterest Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2020	2019		2020	2019
Noninterest income:
Fixed income	$100,272	$54,533	84%	$178,626	$99,005	80%
Other product revenue	12,149	11,881	2%	29,430	21,158	39%
Total fixed income noninterest income	$112,421	$66,414	69%	$208,056	$120,163	73%

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 92

Deposit Transactions and Cash Management
Fees from deposit transactions and cash management activities were $30.8 million and $61.1 million for the three and six months ended June 30, 2020 down 5 percent from $32.4 million and $64.0 million for the three and six months ended June 30, 2019. In 2020, NSF fees decreased from pandemic-related impacts such as a decline in transaction volume and fee waivers.These decreases were somewhat off set by a $4.6 million debit card incentive payment recognized in second quarter 2020 and increased fees from cash management activities.
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions was $13.8 million and $29.2 million for the three and six months ended June 30, 2020 compared to $14.2 million and $26.8 million for the three and six months ended June 30, 2019. The increase for the six months ended June 30, 2020 was primarily driven by higher advisory revenue and annuity income as a result of increased transaction volume in first quarter 2020.
Other Noninterest Income
Other income includes revenues related to deferred compensation plans (which are mirrored by changes in noninterest expense), other service charges, mortgage banking (primarily within the non-strategic and regional banking segments), ATM and interchange fees, letters of credit fees, electronic banking fees, dividend income, insurance commissions, gain/(loss) on the extinguishment of debt and various other fees.

Revenue from all other income and commissions increased $4.3 million to $30.0 million in second quarter 2020 from $25.7 million in second quarter 2019. The increase in all other income and commissions in second quarter 2020 was largely due to a $6.2 million increase in deferred compensation income driven by equity market valuations relative to the prior year. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. Additionally, increases in mortgage banking income and higher fees from derivative sales also contributed to the increase in all other income and commissions in second quarter 2020, but were partially offset by decreases in other service charges and dividend income relative to second quarter 2019.
For the six months ended June 30, 2020 revenue from all other income and commissions decreased $5.9 million to $44.4 million from $50.3 million for the six months ended June 30, 2019. The decrease in all other income and commissions in second quarter 2020 was largely due to a $8.7 million decrease in deferred compensation income and lower dividend income. The decline in deferred compensation income was driven by the timing of and extreme variability in equity market valuations in both 2020 and 2019. Higher fees from derivative sales relative to first quarter 2019 and an increase related to mortgage banking activities offset a portion of the overall decline in other noninterest income.
The following table provides detail regarding FHN’s other income.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 93

Table 3—Other Income

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2020	2019		2020	2019
Other income:
Deferred compensation (a)	$8,171	$1,938	NM	$(1,336)	$7,412	NM
Other service charges	4,582	5,624	(19)%	9,801	9,493	3%
Mortgage banking	4,138	2,572	61%	6,569	4,458	47%
ATM and interchange fees	4,009	4,262	(6)%	8,221	7,503	10%
Letter of credit fees	1,559	1,253	24%	3,021	2,621	15%
Electronic banking fees	1,182	1,267	(7)%	2,212	2,538	(13)%
Dividend income (b)	1,057	1,809	(42)%	2,187	4,122	(47)%
Insurance commissions	401	566	(29)%	1,190	1,190	*
Gain/(loss) on extinguishment of debt	—	—	NM	—	(1)	NM
Other	4,890	6,376	(23)%	12,488	10,962	14%
Total	$29,989	$25,667	17%	$44,353	$50,298	(12)%
NM – Not meaningful
* Amount is less than one percent.

(a)
Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in employee compensation expense; six months ended June 30, 2020 decrease driven by variability in equity market valuations.

(b)	Represents dividend income from Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") holdings. Variability largely driven by dividend rate.

NONINTEREST EXPENSE
Total noninterest expense increased 11 percent to $332.2 million in second quarter 2020 from $300.4 million in second quarter 2019. For the six months ended June 30, 2020 noninterest expense increased 8 percent to $643.5 million from $596.5 million for the six months ended June 30, 2019. The increase in noninterest expense for the quarter and year-to-date periods of 2020 was primarily driven by an increase in personnel-related expense, higher credit expense on unfunded commitments associated with the economic forecast attributable to the COVID-19 pandemic, and an increase in acquisition-related charges.
Expenses in second quarter 2019 were favorably impacted by an $8.3 million expense reversal related to the resolution of legal matters which also contributed to the year-over-year increase in noninterest expense for both the three and six months ended June 30, 2020. These increases were somewhat offset by restructuring costs associated with the identification of efficiency opportunities within the organization, asset impairments, and rebranding expenses recognized in the three and six months ended June 30, 2019.
Employee Compensation, Incentives, and Benefits
Employee compensation, incentives, and benefits (personnel expense), the largest component of noninterest expense, increased $28.6 million in second quarter 2020 to $200.3 million from $171.6 million in second quarter 2019. The increase in personnel expense in second quarter 2020 was primarily driven by higher variable compensation due to higher fixed income sales revenue, as well as increases in deferred compensation expense driven by equity market valuations and acquisition-related costs. A reduction in headcount and lower restructuring costs associated with the identification of efficiency opportunities within the organization favorably impacted personnel expense in second quarter 2020 relative to the second quarter 2019, offsetting a portion of the overall increase in personnel expenses.
For the six months ended June 30, 2020 personnel expense was $383.7 million, up $34.2 million from $349.6 million for the six months ended June 30, 2019. The increase in personnel expense for the year-to-date period was also driven by higher variable compensation due to increased commissionable revenues within Fixed Income. For the year-to-date period of 2020 deferred compensation expense decreased $9.4 million driven by the timing of and extreme variability in equity market valuations in both 2020 and 2019. Additionally, a decrease in restructuring costs associated with the identification of efficiency opportunities within the organization and a reduction in headcount also offset a portion of the overall increase in personnel expenses for the first half of 2020.
Professional Fees
Professional fees were $10.3 million in second quarter 2020, down from $11.3 million in second quarter 2019. The decrease in professional fees was primarily driven by lower restructuring costs associated with the identification of efficiency opportunities within the organization, largely offset by an increase in merger and acquisition related expenses.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 94

Professional fees were $17.3 million in the first half of 2020 compared to $23.6 million in the first half of 2019. The decrease in professional fees for the first half of 2020 was also primarily driven by lower restructuring costs, somewhat offset by higher merger and acquisition related expenses. Additionally, strategic investments recognized in first quarter 2019 to analyze growth potential and product mix for new markets also contributed to the year-over-year decline in professional fees.
FDIC premium expense
FDIC premium expense increased 51 percent to $6.4 million in second quarter 2020 from $4.3 million in second quarter 2019. For the six months ended June 30, 2020, FDIC premium expense increased 55 percent to $13.2 million from $8.5 million for the six months ended June 30, 2019. The increase for both periods was driven by balance sheet growth and expected loss severity ratios.
Legal Fees
Legal fees were $2.5 million in second quarter 2020, down from $6.5 million in second quarter 2019. Legal fees were $4.3 million in the first half of 2020, down from $9.3 million in the first half of 2019. The decrease in legal fees was driven by lower acquisition related expenses in 2020 relative to the prior year.
Other Noninterest Expense
Other expense includes expenses associated with unfunded commitments, expenses associated with the non-service components of net periodic pension and post-retirement cost, other insurance and tax expenses, miscellaneous loan costs, supplies, costs associated with employee training and dues, customer relation expenses, travel and entertainment, expenses associated with OREO, tax credit investments expenses, losses from litigation and regulatory matters, and various other expenses.

All other expenses increased 25 percent to $35.8 million in second quarter 2020 from $28.7 million in second quarter 2019. The increase was primarily driven by an $11.6 million increase in credit expense on unfunded commitments driven by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic and an $8.3 million expense reversal recognized in second quarter 2019 associated with the resolution of a legal matter which favorably impacted all other expenses in the prior year. Additionally, a $2.4 million increase in pension-related costs also contributed to the overall increase in all other expenses in second quarter 2020 related to prior year. These increases were partially offset by costs associated with asset impairments and technology related costs associated with restructuring and rebranding initiatives recognized in second quarter 2019 and a decrease in travel and entertainment expenses.
All other expenses increased 44 percent to $69.0 million for the six months ended June 30, 2020 from $48.0 million for the six months ended June 30, 2019. The increase was largely the result of a $21.2 million increase in credit expense on unfunded commitments related to the COVID-19 pandemic and the $8.3 million litigation expense reversal recognized in 2019 previously mentioned. Additionally, a $4.5 million increase in pension-related costs contributed to the increase in all other expenses for the first half of 2020. These increases were somewhat offset by costs associated with asset impairments and technology related costs associated with restructuring and rebranding initiatives recognized in second quarter 2019 and a decrease in travel and entertainment expenses.
The following table provides detail regarding FHN’s other expense.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 95

Table 4—Other Expense

	Three Months Ended June 30		Percent Change	Six Months Ended June 30		Percent Change
(Dollars in thousands)	2020	2019		2020	2019
Other expense:
Credit expense on unfunded commitments (a)	$11,158	$(489)	NM	$20,388	$(93)	NM
Non-service components of net periodic pension and post-retirement cost	2,961	559	NM	5,469	991	NM
Other insurance and taxes	2,599	2,495	4%	5,278	5,189	2%
Miscellaneous loan costs	2,356	857	NM	3,450	1,884	83%
Supplies	1,933	1,342	44%	4,344	3,146	38%
Employee training and dues	654	1,251	(48)%	1,995	2,708	(26)%
Customer relations	632	1,540	(59)%	2,636	3,139	(16)%
Travel and entertainment	474	2,906	(84)%	3,183	5,618	(43)%
OREO	437	25	NM	253	(341)	NM
Tax credit investments	426	267	60%	772	942	(18)%
Litigation and regulatory matters (b)	3	(8,230)	NM	16	(8,217)	NM
Other	12,118	26,158	(54)%	21,193	33,046	(36)%
Total	$35,751	$28,681	25%	$68,977	$48,012	44%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

(a)	Three and six months ended June 30, 2020 increases largely driven by the economic forecast attributable to the COVID-19 pandemic.

(b)
Litigation and regulatory matters for the three and six months ended June 30, 2019 includes an $8.3 million expense reversal related to the settlement of litigation matters within the Non-Strategic segment.

INCOME TAXES
FHN recorded an income tax provision of $12.8 million in second quarter 2020, compared to $34.5 million in second quarter 2019. For the six months ended June 30, 2020 and 2019, FHN recorded an income tax provision of $17.5 million and $61.5 million, respectively. The effective tax rate for the three and six months ended June 30, 2020 was approximately 18 percent and 19 percent compared to 23 percent and 22 percent for the three and six months ended June 30, 2019.
The Company’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The effective rate is unfavorably affected by the non-deductibility of a portion of the Company's FDIC premium and executive compensation expenses. The Company’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2020, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $310.1 million and $205.4 million, respectively, resulting in a net DTA of $104.7 million at June 30, 2020, compared with a net DTA of $69.0 million at December 31, 2019.
As of June 30, 2020, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $37.5 million and $1.2 million, respectively, which will expire at various dates.
FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
RESTRUCTURING, REPOSITIONING, AND EFFICIENCY INITIATIVES
Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charges for restructuring, repositioning, and efficiency initiatives were not significant in the first half of 2020 and were $30.8 million in the first half of 2019. These expenses are primarily associated with severance and other employee costs, professional fees, and

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 96

costs associated with asset impairments. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the current efficiency initiatives. See Note 17 - Restructuring, Repositioning, and Efficiency for additional information.

Statement of Condition Review

Total period-end assets were $48.6 billion on June 30, 2020, up 12 percent from $43.3 billion on December 31, 2019. The increase in period-end assets was primarily driven by higher levels of interest-bearing cash, strong loan growth, and increases in available-for-sale ("AFS") securities and derivative assets. These increases were somewhat offset by an increase in the allowance for loan losses due to the Adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” or (“CECL”) and all related ASUs on January 1, 2020 and additional reserves recognized in first and second quarter 2020 due to the economic forecast attributable to the COVID-19 pandemic.
Average assets increased 12 percent to $47.9 billion in second quarter 2020 from $42.9 billion in fourth quarter 2019. The increase in average assets was largely driven by loan growth and higher levels of interest-bearing cash. Increases in FHLB stock and derivative assets also contributed to the increase in average assets during second quarter 2020, somewhat offset by lower average balances of securities purchased under agreements to resell ("asset repos") and an increase in the ALLL due to the adoption of CECL and additional loan loss reserves due to the COVID-19 pandemic.
Total period-end liabilities were $43.4 billion on June 30, 2020, a 14 percent increase from $38.2 billion on December 31, 2019. The net increase in period-end liabilities was primarily due to an influx of deposits. Additionally, increases in term borrowings, securities sold under agreements to repurchase, and federal funds purchased ("FFP") also contributed to the increase in period-end liabilities, but were somewhat offset by a decrease in short-term borrowings. In second quarter 2020, average liabilities increased to $42.8 billion from $37.8 billion in fourth quarter 2019. The increase in average liabilities was also driven by strong deposit growth and an increase in term borrowings.
EARNING ASSETS
Earning assets consist of loans, investment securities, loans HFS, and other earning assets such as trading securities and interest-bearing cash. Average earning assets increased 12 percent and 16 percent to $42.7 billion in second quarter 2020 from $38.2 billion and $36.7 billion, respectively, in fourth quarter 2019 and second quarter 2019. A more detailed discussion of the major line items follows.
Loans
Period-end loans increased 5 percent and 10 percent to $32.7 billion as of June 30, 2020 from $31.1 billion on December 31, 2019 and $29.7 billion as of June 30, 2019. The increase in period-end loan balances compared to December 31, 2019 was primarily driven by PPP lending. Average loans increased to $34.0 billion in second quarter 2020 compared to $30.7 billion in fourth quarter 2019 and $28.7 billion in second quarter 2019.
The following table summarizes FHN's average loans for quarters-ended June 30, 2020 and December 31, 2019.
Table 5—Average Loans

	Quarter Ended June 30, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial	$22,694,432	67%	$19,739,937	64%	15%
Commercial real estate	4,709,676	14	4,263,597	14	10
Total commercial	27,404,108	81	24,003,534	78	14
Consumer:
Consumer real estate (a) (b)	6,087,485	18	6,194,134	20	(2)
Credit card, OTC and other	476,088	1	508,651	2	(6)
Total consumer	6,563,573	19	6,702,785	22	(2)
Total loans, net of unearned income	$33,967,681	100%	$30,706,319	100%	11%
* Amount is less than one percent.

(a)	Balance as December 31, 2019 includes $7.1 million of restricted and secured real estate loans.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 97

(b)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

C&I loans are the largest component of the loan portfolio, comprising 67 percent of total loans in second quarter 2020 and 64 percent fourth quarter 2019. C&I loans increased 15 percent from fourth quarter 2019, largely driven by PPP lending and higher balances within mortgage warehouse lending. Commercial real estate loans experienced a net increase of 10 percent to $4.7 billion in second quarter 2020.
Average consumer loans declined 2 percent from fourth quarter 2019 to $6.6 billion in second quarter 2020, largely driven by the continued wind-down of portfolios within the Non-strategic segment and declines in home equity lines of credit within the Regional Banking segment.
Investment Securities
FHN’s investment portfolio consists principally of debt securities, including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), substantially all of which are classified as available-for-sale. FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities were $5.5 billion on June 30, 2020 up from $4.5 billion on December 31, 2019.
Average investment securities were $4.5 billion in second quarter 2020 and $4.4 billion in fourth quarter 2019, representing 11 percent of average earning assets in second quarter 2020 and 12 percent in fourth quarter 2019. The increase in period-end and average investment securities was driven by FHN's reinvestment strategy in 2020 coupled with excess levels of cash from strong customer liquidity. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted returns.

Loans Held-for-Sale
Loans HFS consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On June 30, 2020, and December 31, 2019, loans HFS were $745.7 million and $593.8 million, respectively. The average balance of loans HFS increased to $731.3 million in second quarter 2020 from $581.8 million in fourth quarter 2019. The increase in period-end and average loans HFS was primarily driven by an increase in small business loans, somewhat offset by a decrease in USDA loans.
Other Earning Assets
Other earning assets include trading securities (fixed income trading inventory), securities purchased under agreements to resell ("asset repos"), federal funds sold (“FFS”), and interest-bearing deposits with the Fed and other financial institutions. Other earning assets averaged $3.5 billion in second quarter 2020, a 38 percent increase from $2.5 billion in fourth quarter 2019. The increase in average other earning assets was primarily driven by strong customer liquidity that led to higher balances of interest-bearing cash and, to a lesser extent, an increase in fixed income trading inventory relative to fourth quarter 2019. Fixed income's trading inventory fluctuates daily based on customer demand. These increases were somewhat offset by a decline in asset repos, which are used in fixed income trading activities and generally fluctuate with the level of fixed income trading liabilities (short-positions) as securities collateral from asset repo transactions are used to fulfill trades. Other earning assets were $4.7 billion on June 30, 2020, up from $2.5 billion on December 31, 2019, primarily driven by an increase in interest-bearing cash, partially offset by decreases in asset repos and trading securities.
The following table summarizes FHN's average other earning assets for quarters-ended June 30, 2020 and December 31, 2019.
Table 6—Average Other Earning Assets

	Quarter Ended June 30, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Other earning assets
Interest-bearing cash	$1,619,686	47%	$586,495	23%	NM
Trading securities	1,419,868	41	1,263,633	50	12%
Securities purchased under agreements to resell	393,539	11	645,979	26	(39)
Federal funds sold	28,208	1	9,700	1	NM
Total other earning assets	$3,461,301	100%	$2,505,807	100%	38%

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 98

Non-earning assets
Period-end non-earning assets were $5.0 billion and $4.7 billion on June 30, 2020 and December 31, 2019, respectively, driven largely by increases in derivative assets, equity investments (primarily FHLB stock), and fixed income receivables, partially offset by an increase in the ALLL. Derivative assets and fixed income receivable balances were higher as a result of market volatility during the first half of 2020 and an increase in required margin posting. The increase in the ALLL was due to the adoption of ASU 2016-13 (CECL) on January 1, 2020 and additional reserves established during first and second quarter 2020 due to the deterioration in the economic forecast related to the effects of the COVID-19 pandemic.
Deposits
Average deposits increased $4.7 billion and $5.6 billion to $37.5 billion in second quarter 2020, from $32.8 billion in fourth quarter 2019 and $32.0 billion in second quarter 2019. Period-end deposits increased 16 percent and 17 percent, respectively, to $37.8 billion on June 30, 2020, from $32.4 billion on December 31, 2019 and $32.3 billion on June 30, 2019. The increase in both average and period-end balances from December 31, 2019 and June 30, 2019 was largely the result of significant customer deposit inflows beginning in March 2020 as brokerage customers exited equity markets to move in cash positions given the market volatility associated with the COVID-19 pandemic, as well as management’s decision in first quarter 2020 to increase market-indexed deposits (given the favorable benefits of this funding source in lower interest-rate environments). The influx in noninterest-bearing deposits during the first half of 2020 resulted in an increase in the percentage of average noninterest-bearing deposits from 26 percent of total deposits in fourth quarter 2019 to 30 percent of total deposits in second quarter 2020.
The following table summarizes FHN's average deposits for quarters-ended June 30, 2020 and December 31, 2019.
Table 7—Average Deposits

	Quarter Ended June 30, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Consumer	$14,153,186	38%	$13,718,820	42%	3%
Commercial	6,002,315	16	6,145,681	19	(2)
Market-indexed (a)	6,055,468	16	4,370,025	13	39
Total interest-bearing deposits	26,210,969	70	24,234,526	74	8
Noninterest-bearing deposits	11,315,526	30	8,542,521	26	32
Total deposits	$37,526,495	100%	$32,777,047	100%	14%

(a)	Market-indexed deposits are tied to an index not administered by FHN and are comprised of insured network deposits, correspondent banking deposits, and trust/sweep deposits.

Short-Term Borrowings
Short-term borrowings (federal funds purchased (“FFP”), securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings) averaged $3.0 billion in second quarter 2020, down 10 percent from $3.3 billion in fourth quarter 2019. As noted in the table below, the decrease in short-term borrowings between second quarter 2020 and fourth quarter 2019 was primarily driven by decreases in other short-term borrowings, trading liabilities, and FFP, partially offset by an increase in securities sold under agreements to repurchase. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Trading liabilities fluctuates based on expectations of customer demand. FFP fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. Period-end short-term borrowings decreased 35 percent to $2.6 billion on June 30, 2020 from $4.0 billion on December 31, 2019, primarily driven by a decrease in other short-term borrowings, as FHN was able to use an influx of customer deposits to support balance sheet funding. To a lesser extent trading liabilities also decreased on a period-end basis, somewhat offset by increases in securities purchased under agreements to resell and FFP.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 99

Table 8—Average Short-Term Borrowings

	Quarter Ended June 30, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$1,037,107	35%	$1,163,701	35%	(11)%
Securities sold under agreements to repurchase	1,011,339	34	701,213	21	44
Other short-term borrowings	555,032	19	844,558	26	(34)
Trading liabilities	352,433	12	585,889	18	(40)
Total short-term borrowings	$2,955,911	100%	$3,295,361	100%	(10)%

Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Average term borrowings were $1.4 billion in second quarter 2020 and $.9 billion in fourth quarter 2019. Period-end term borrowings were $2.0 billion on June 30, 2020, up from $.8 billion on December 31, 2019. The increase in term borrowings on both an average and period-end basis was the result of the issuance of $450 million of subordinated notes by First Horizon Bank in April 2020, and the issuance of $800 million of senior notes by FHN in May 2020.
Other Liabilities
Period-end other liabilities were $1.0 billion on June 30, 2020 and December 31, 2019.

Capital

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity increased to $5.2 billion on June 30, 2020 from $5.1 billion on December 31, 2019. Average equity increased to $5.1 billion in second quarter 2020 from $5.0 billion in fourth quarter 2019. The increase in period-end and average equity was primarily due to the issuance of 1,500 shares of Series E Non-Cumulative Perpetual Preferred Stock in

May 2020 and a decrease in accumulated other comprehensive income ("AOCI"), largely the result of an increase in unrealized gains associated with AFS debt securities. These increases were partially offset by the adoption impact of ASU 2016-13 (CECL) which resulted in a net decrease to retained earnings of $96.1 million on January 1, 2020, coupled with common and preferred dividends paid, somewhat offset by net income recognized since fourth quarter 2019.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 100

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Condensed Statements of Condition to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 9—Regulatory Capital and Ratios

(Dollars in thousands)	June 30, 2020	December 31, 2019
Shareholders’ equity	$4,912,954	$4,780,577
Modified CECL transitional amount (a)	158,948	—
FHN non-cumulative perpetual preferred	(240,289)	(95,624)
Common equity	$4,831,613	$4,684,953
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,496,625)	(1,505,971)
Net unrealized (gains)/losses on securities available-for-sale	(118,327)	(31,079)
Net unrealized (gains)/losses on pension and other postretirement plans	269,430	273,914
Net unrealized (gains)/losses on cash flow hedges	(16,305)	(3,227)
Disallowed deferred tax assets	(11,491)	(8,610)
Other deductions from common equity tier 1	(849)	(1,044)
Common equity tier 1	$3,457,446	$3,408,936
FHN non-cumulative perpetual preferred	240,289	95,624
Qualifying noncontrolling interest—First Horizon Bank preferred stock	294,816	255,890
Tier 1 capital	$3,992,551	$3,760,450
Tier 2 capital	667,100	394,435
Total regulatory capital	$4,659,651	$4,154,885
Risk-Weighted Assets
First Horizon National Corporation	$37,360,843	$37,045,782
First Horizon Bank	37,037,629	36,626,993
Average Assets for Leverage
First Horizon National Corporation	46,683,933	41,583,446
First Horizon Bank	46,111,262	40,867,365

	June 30, 2020		December 31, 2019
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.25%	$3,457,446	9.20%	$3,408,936
First Horizon Bank	9.84	3,644,724	9.38	3,433,867
Tier 1
First Horizon National Corporation	10.69	3,992,551	10.15	3,760,450
First Horizon Bank	10.64	3,939,540	10.18	3,728,683
Total
First Horizon National Corporation	12.47	4,659,651	11.22	4,154,885
First Horizon Bank	13.05	4,835,218	10.77	3,944,613
Tier 1 Leverage
First Horizon National Corporation	8.55	3,992,551	9.04	3,760,450
First Horizon Bank	8.54	3,939,540	9.12	3,728,683

(a)
The modified CECL transitional amount is calculated as defined in the CECL interim final rule issued by the banking regulators on March 27, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25 percent of the change in the adjusted allowance for credit losses (“AACL”) since FHN’s initial adoption of CECL through June 30, 2020.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 101

Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses.
As of June 30, 2020, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. The second quarter 2020 capital ratios for both FHN and First Horizon Bank are calculated under the interim final rule issued by the banking regulators in late March 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. For both FHN and First Horizon Bank, the risk-based regulatory capital ratios increased in second quarter 2020 relative to fourth quarter 2019 primarily due to the impact of net income less dividends during the first half of 2020 and, for the Bank only, a reduction of $100 million in its equity investment in its financial subsidiary, FHN Financial Securities Corp.  In addition, the Tier 1 Capital ratio for FHN benefited from the issuance of $150 million of Non-Cumulative Perpetual Preferred Stock, Series E, and the Total Capital ratios for both FHN and First Horizon Bank benefited from the Bank’s issuance of $450 million of Tier 2 qualifying subordinated notes. The Tier 1 leverage ratio declined for both FHNC and First Horizon Bank as average assets for leverage in the second quarter 2020 increased relative to fourth quarter 2019.  During 2020, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.

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
General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of June 30, 2020, $229.3 million in purchases had been made under this authority at an average price per share of $15.09, $15.07 excluding commissions. Management currently does not anticipate purchasing a material number of shares under this authority during 2020.
Table 10a—Issuer Purchases of Common Stock - General Authority

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2020
April 1 to April 30	—	NA	—	$270,654
May 1 to May 31	—	NA	—	270,654
June 1 to June 30	—	NA	—	270,654
Total	—	N/A	—
N/A - not applicable
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

The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 102

open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of June 30, 2020, the maximum number of shares that may be purchased under the program was 24.1 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2020.

Table 10b—Issuer Purchase of Common Stock - Compensation Authority

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2020
April 1 to April 30	1	$7.18	1	$24,315
May 1 to May 31	182	8.03	182	24,134
June 1 to June 30	*	12.09	*	24,133
Total	183	$8.04	183
* - amount less than 500 shares.

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
Consolidated key asset quality metrics for each of these portfolios can be found in Table 17 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2019, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 67 and continuing to page 87. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2020, are generally consistent with those reported and disclosed in the Company’s Form 10-K for the year ended December 31, 2019.
COMMERCIAL LOAN PORTFOLIOS
C&I
The C&I portfolio was $21.4 billion on June 30, 2020, and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of June 30, 2020, are in Tennessee (32 percent), North Carolina (11 percent), California (7 percent), Florida (7 percent), Texas (6 percent), Georgia (4 percent), and South Carolina (3 percent), with no other state representing more than 3 percent of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2020, and December 31, 2019. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 103

Table 11—C&I Loan Portfolio by Industry

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,020,591	19%	$4,410,883	22%
Finance & insurance	2,530,808	12	2,778,411	14
Health care & social assistance	1,850,006	9	1,499,178	8
Accommodation & food service	1,741,834	8	1,364,833	7
Real estate rental & leasing (a)	1,547,227	7	1,454,336	7
Wholesale trade	1,413,665	6	1,372,147	7
Manufacturing	1,303,421	6	1,150,701	6
Other (education, arts, entertainment, etc) (b)	6,986,341	33	6,020,602	29
Total C&I loan portfolio	$21,393,893	100%	$20,051,091	100%

(a)	Leasing, rental of real estate, equipment, and goods.

(b)	Industries in this category each comprise less than 5 percent for 2020.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 31 percent of FHN’s C&I portfolio (Finance and insurance plus Loans to mortgage companies) could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on June 30, 2020, FHN did not have any other concentrations of C&I loans in any single industry of 10 percent or more of total loans.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 19 percent of the C&I portfolio as of June 30, 2020, 22 percent as of December 31, 2019 and 20 percent as of June 30, 2019, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In second quarter 2020, 35 percent of the loans funded were home purchases and 65 percent were refinance transactions.
Finance and Insurance
The finance and insurance component represents 12 percent of the C&I portfolio as of June 30, 2020, compared to 14 percent as of December 31, 2019, and includes TRUPS (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2020, asset-based lending to consumer finance companies represents approximately $1.1 billion of the finance and insurance component.
TRUPS lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPS lending ceased in early 2008. Individual TRUPS are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of June 30, 2020, no TRUP relationship was on interest deferral. As of June 30, 2020, the unpaid principal balance (“UPB”) of trust preferred loans totaled $227.6 million ($172.6 million of bank TRUPS and $55.0 million of insurance TRUPS) with the UPB of other bank-related loans totaling $305.0 million. Inclusive of an amortizing discount on TRUPS of $18.4 million, total reserves (ALLL plus the amortizing discount) for TRUPS and other bank-related loans were $30.4 million, or 6 percent of outstanding UPB.
C&I Asset Quality Trends
The C&I portfolio trends have been negatively impacted in the second quarter 2020 by economic uncertainty attributable to the COVID-19 pandemic and could continue to be negatively impacted in future periods. The C&I ALLL increased $196.2 million from December 31, 2019, to $318.7 million as of June 30, 2020, primarily due to the steep decline in the economic forecast attributable to the COVID-19 pandemic and the adoption of ASU 2016-13.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 104

The allowance as a percentage of period-end loans increased 88 basis points to 1.49 percent as of June 30, 2020, compared to .61 percent as of year-end 2019. Nonperforming C&I loans increased $53.0 million from December 31, 2019, to $127.3 million on June 30, 2020. The nonperforming loan (“NPL”) ratio increased to .60 percent of C&I loans as of June 30, 2020, from .37 percent as of December 31, 2019. The increase in NPLs was primarily driven by two credits.

The 30+ delinquency ratio decreased 2 basis points as of June 30, 2020. Second quarter 2020 experienced net charge-offs of $17.1 million compared to $3.3 million and $6.1 million of net charge-offs in fourth quarter 2019 and second quarter 2019, respectively. Second quarter 2020 net charge-offs were primarily driven by two credits.
The following table shows C&I asset quality trends by segment.
Table 12—C&I Asset Quality Trends by Segment

2020
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$244,662	$9,854	$254,516
Charge-offs	(18,201)	—	(18,201)
Recoveries	1,070	3	1,073
Provision/(provision credit) for loan losses	80,930	404	81,334
Allowance for loan losses as of June 30	$308,461	$10,261	$318,722
Net charge-offs % (qtr. annualized)	0.31%	NM	0.30%
Allowance / net charge-offs	4.48	x	NM	4.63	x

As of June 30
Period-end loans	$21,074,103	$319,790	$21,393,893
Nonperforming loans	127,345	—	127,345
Troubled debt restructurings	42,292	—	42,292
30+ Delinq. % (a)	0.03%	—%	0.03%
NPL %	0.60	—	0.60
Allowance / loans %	1.46	3.21	1.49

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$102,393	$1,320	$103,713
Charge-offs	(6,562)	(28)	(6,590)
Recoveries	513	6	519
Provision/(provision credit) for loan losses	18,466	(12)	18,454
Allowance for loan losses as of June 30	$114,810	$1,286	$116,096
Net charge-offs % (qtr. annualized)	0.14%	0.03%	0.14%
Allowance / net charge-offs	4.73	x	14.47	x	4.77	x

As of December 31
Period-end loans	$19,721,457	$329,634	$20,051,091
Nonperforming loans	74,312	—	74,312
Troubled debt restructurings	42,199	—	42,199
30+ Delinq. % (a)	0.05%	—%	0.05%
NPL %	0.38	—	0.37
Allowance / loans %	0.62	0.02	0.61
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 105

Commercial Real Estate
The CRE portfolio was $4.8 billion on June 30, 2020. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of June 30, 2020 are in North Carolina (28 percent), Tennessee (19 percent), Florida (15 percent), Texas (8 percent), South Carolina (7 percent), and Georgia (6 percent), with no other state representing more than 3 percent of the portfolio. This portfolio is segregated between the income-producing CRE class which contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate, and the residential CRE class. Subcategories of income CRE consist of office (29 percent), multi-family (22 percent), retail (19 percent), industrial (12 percent), hospitality (11 percent), land/land development (2 percent), and other (5 percent).
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

CRE Asset Quality Trends
The CRE portfolio asset quality trends as of June 30, 2020 were not significantly affected by the global COVID-19 pandemic, with nonperforming loans up $.2 million from December 31, 2019. However, economic uncertainty attributable to COVID-19 could impact future CRE portfolio trends. The allowance increased to $57.3 million as of June 30, 2020, from $36.1 million as of December 31, 2019 primarily due to COVID-19. Allowance as a percentage of loans increased 36 basis points from .83 percent as of December 31, 2019, to 1.19 percent as of June 30, 2020. Nonperforming loans as a percentage of total CRE loans remained the same at .04 percent as of June 30, 2020 and December 31, 2019.
Accruing delinquencies as a percentage of period-end loans decreased to .2 basis points as of June 30, 2020, from 2.0 basis point as of December 31, 2019. Net recoveries were $95 thousand in second quarter 2020 compared to net charge-offs of $209 thousand in second quarter 2019.
The following table shows commercial real estate asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 106

Table 13—Commercial Real Estate Asset Quality Trends by Segment

2020
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$46,929	$696	$47,625
Charge-offs	(61)	—	(61)
Recoveries	156	—	156
Provision/(provision credit) for loan losses	9,699	(134)	9,565
Allowance for loan losses as of June 30	$56,723	$562	$57,285
Net charge-offs % (qtr. annualized)	NM	—	NM
Allowance / net charge-offs	NM	NM	NM

As of June 30
Period-end loans	$4,793,816	$19,525	$4,813,341
Nonperforming loans	2,067	—	2,067
Troubled debt restructurings	1,120	—	1,120
30+ Delinq. % (a)	—%	—%	—%
NPL %	0.04	—	0.04
Allowance / loans %	1.18	2.88	1.19

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$30,801	$3,581	$34,382
Charge-offs	(121)	—	(121)
Recoveries	(88)	—	(88)
Provision/(provision credit) for loan losses	(1,377)	157	(1,220)
Allowance for loan losses as of June 30	$29,215	$3,738	$32,953
Net charge-offs % (qtr. annualized)	0.02%	NM	0.02%
Allowance / net charge-offs	34.79	x	NM	39.25	x

As of December 31
Period-end loans	$4,292,199	$44,818	$4,337,017
Nonperforming loans	1,825	—	1,825
Troubled debt restructurings	1,200	—	1,200
30+ Delinq. % (a)	0.02%	—%	0.02%
NPL %	0.04	—	0.04
Allowance / loans %	0.79	5.32	0.83
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 107

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $6.1 billion on June 30, 2020, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of June 30, 2020, are in Tennessee (54 percent), North Carolina (15 percent), Florida (14 percent), and California (3 percent), with no other state representing more than 3 percent of the portfolio. As of June 30, 2020, approximately 86 percent of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 755 and refreshed FICO scores averaged 756 on June 30, 2020. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $1.2 billion of the consumer real estate portfolio as of June 30, 2020. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of June 30, 2020, approximately 78 percent of FHN's HELOCs are in the draw period compared to approximately 76 percent as of December 31, 2019. Based on when draw periods are scheduled to end per the line agreement, it is expected that $295.7 million, or 32 percent of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 14—HELOC Draw To Repayment Schedule

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$46,112	5%	$47,455	5%
13-24	58,195	6	58,843	6
25-36	58,924	6	65,833	7
37-48	56,256	6	67,692	7
49-60	76,207	8	75,246	7
>60	642,628	69	666,001	68
Total	$938,322	100%	$981,070	100%

Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained stable in second quarter 2020. Economic uncertainty attributable to the COVID-19 pandemic could impact future trends. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies and nonaccruals as well as the 30+ accruing delinquencies ratio improved from year-end, nonperforming loans ratios deteriorated. That trend of increasing deterioration of ratios in the non-strategic segment is likely to continue and may become more skewed as the portfolio shrinks and stronger borrowers are better able than weaker ones to payoff or refinance elsewhere. NPLs as a percentage of loans increased 20 basis points from year-end to 1.59 percent as of June 30, 2020. The ALLL increased $115.3 million from December 31, 2019, to $143.8 million as of June 30, 2020, primarily due to the COVID-19 pandemic and the adoption of ASU 2016-13. The allowance as a percentage of loans increased 192 basis points to 2.38 percent as of June 30, 2020, compared to year-end. The balance of nonperforming loans increased $10.6 million to $96.3 million as of June 30, 2020. Loans delinquent 30 or more days and still accruing declined from $42.9 million as of

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 108

December 31, 2019, to $32.3 million as of June 30, 2020. The portfolio realized net recoveries of $2.0 million in second quarter 2020 compared to net recoveries of $3.3 million in fourth quarter 2019 and net recoveries of $3.8 million in second quarter 2019.

The following table shows consumer real estate asset quality trends by segment.
Table 15—Consumer Real Estate Asset Quality Trends by Segment

	2020
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$102,958	N/A	$20,064	$123,022
Charge-offs	(763)	N/A	(1,205)	(1,968)
Recoveries	1,410	N/A	2,577	3,987
Provision/(provision credit) for loan losses	17,280	N/A	1,436	18,716
Allowance for loan losses as of June 30	$120,885	N/A	$22,872	$143,757
Net charge-offs % (qtr. annualized)	NM	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of June 30
Period-end loans	$5,692,309	$27,887	$332,197	$6,052,393
Nonperforming loans	45,678	1,209	49,437	96,324
Troubled debt restructurings	49,630	2,908	96,005	148,543
30+ Delinq. % (a)	0.42%	4.90%	2.11%	0.53%
NPL %	0.80	4.34	14.88	1.59
Allowance / loans %	2.12	N/A	6.89	2.38

	2019
	Three months ended (a)
(Dollars in thousands)	Regional Bank	Corporate	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$15,203	N/A	$18,951	$34,154
Charge-offs	(826)	N/A	(888)	(1,714)
Recoveries	1,240	N/A	4,285	5,525
Provision/(provision credit) for loan losses	(912)	N/A	(5,521)	(6,433)
Allowance for loan losses as of June 30	$14,705	N/A	$16,827	$31,532
Net charge-offs % (qtr. annualized)	NM	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of December 31 (a)
Period-end loans	$5,738,455	$31,473	$407,211	$6,177,139
Nonperforming loans	37,014	1,327	47,353	85,694
Troubled debt restructurings	46,031	2,457	113,758	162,246
30+ Delinq. % (b)	0.50%	5.29%	3.10%	0.70%
NPL %	0.65	4.22	11.63	1.39
Allowance / loans %	0.23	N/A	3.71	0.46
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

(b)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 109

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $.4 billion as of June 30, 2020, and primarily includes credit card receivables, other consumer-related credits, and automobile loans. The allowance increased to $18.1 million as of June 30, 2020, from $13.3 million as December 31, 2019, primarily driven by economic uncertainty attributable to the COVID-19 pandemic and the adoption of ASU 2016-13. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 16 basis points from December 31, 2019, to .77 percent as of June 30, 2020. Net charge-offs were $1.6 million in second quarter 2020 compared to $2.7 million in second quarter 2019.
Table 16—Credit Card and Other Asset Quality Trends by Segment

2020
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$19,003	$324	$19,327
Charge-offs	(2,471)	(206)	(2,677)
Recoveries	871	211	1,082
Provision/(provision credit) for loan losses	404	(19)	385
Allowance for loan losses as of June 30	$17,807	$310	$18,117
Net charge-offs % (qtr. annualized)	1.42%	NM	1.35%
Allowance / net charge-offs	2.77	x	NM	2.82	x

As of June 30
Period-end loans	$429,610	$19,700	$449,310
Nonperforming loans	98	157	255
Troubled debt restructurings	661	27	688
30+ Delinq. % (a)	0.74%	1.42%	0.77%
NPL %	0.02	0.79	0.06
Allowance / loans %	4.14	1.57	4.03

2019
Three months ended
(Dollars in thousands)	Regional Bank	Non-Strategic	Consolidated
Allowance for loan losses as of April 1	$12,517	$145	$12,662
Charge-offs	(2,884)	(914)	(3,798)
Recoveries	887	218	1,105
Provision/(provision credit) for loan losses	1,599	600	2,199
Allowance for loan losses as of June 30	$12,119	$49	$12,168
Net charge-offs % (qtr. annualized)	1.84%	4.41%	2.17%
Allowance / net charge-offs	1.51	x	0.02	x	1.13	x

As of December 31
Period-end loans	$460,742	$35,122	$495,864
Nonperforming loans	36	298	334
Troubled debt restructurings	615	38	653
30+ Delinq. % (a)	0.69%	4.05%	0.93%
NPL %	0.01	0.85	0.07
Allowance / loans %	2.87	0.09	2.68
NM—Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 110

The following table provides additional asset quality data by loan portfolio:
Table 17—Asset Quality by Portfolio

June 30	December 31
2020	2019
Key Portfolio Details
C&I
Period-end loans ($ millions)	$21,394	$20,051
30+ Delinq. % (a)	0.03%	0.05%
NPL %	0.60	0.37
Charge-offs % (qtr. annualized)	0.30	0.07
Allowance / loans %	1.49%	0.61%
Allowance / net charge-offs	4.63	x	9.25	x
Commercial Real Estate
Period-end loans ($ millions)	$4,813	$4,337
30+ Delinq. % (a)	—%	0.02%
NPL %	0.04	0.04
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	1.19%	0.83%
Allowance / net charge-offs	NM	NM
Consumer Real Estate (b)
Period-end loans ($ millions)	$6,053	$6,177
30+ Delinq. % (a)	0.53%	0.70%
NPL %	1.59	1.39
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	2.38%	0.46%
Allowance / net charge-offs	NM	NM
Credit Card and Other
Period-end loans ($ millions)	$449	$496
30+ Delinq. % (a)	0.77%	0.93%
NPL %	0.06	0.07
Charge-offs % (qtr. annualized)	1.35	2.29
Allowance / loans %	4.03%	2.68%
Allowance / net charge-offs	2.82	x	1.14	x
NM – Not meaningful
Loans are expressed net of unearned income.

(a)	30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

(b)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 111

Allowance for Loan Losses
Management’s policy is to maintain the ALLL at a level sufficient to recognize current expected credit losses on the amortized cost basis of the loan portfolio. The total allowance for loan losses increased to $537.9 million on June 30, 2020, from $200.3 million on December 31, 2019. The ALLL as of June 30, 2020, reflects the adoption of ASU 2016-13 on January 1, 2020 and the steep decline in the economic forecast attributable to the COVID-19 pandemic. The ratio of allowance for credit losses to total loans, net of unearned income, increased 100 basis points to 1.64 percent on June 30, 2020, compared to .64 percent on December 31, 2019.
The provision for loan losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of current expected losses on the amortized cost basis of the loan portfolio. Provision expense was $110.0 million in second quarter 2020, compared to $13.0 million provision expense in second quarter 2019. The increase is primarily attributable to the declining economic forecast attributable to the COVID-19 pandemic.
FHN expects asset quality trends to be impacted by the economic uncertainty attributable to the COVID-19 pandemic. The C&I portfolio reflects a broad mix of categories with the heaviest concentration in loans to mortgage companies which carry minimal credit risk. The C&I portfolio as of June 30, 2020 includes $2.1 billion of loans made under the Paycheck Protection Program ("PPP Loans") of the Small Business Administration ("SBA"). PPP loans are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk. The CRE portfolio metrics could be impacted by the COVID-19 pandemic due to travel and occupancy restrictions set by state and local governments affecting CRE- Hospitality and CRE-Retail. The consumer portfolio could be impacted by the COVID-19 pandemic if consumer unemployment continues to rise and customers are unable to continue making loan payments. The consumer portfolio, however, is high quality with no subprime and minimal exposure to other traditional categories of high risk lending. The remaining non-strategic consumer real estate should continue to steadily wind down; however, it could be impacted if unemployment continues to rise and borrowers have difficulty making loan payments. Asset quality metrics within non-strategic have become skewed as the portfolio continues to shrink.
Consolidated Net Charge-offs
In second quarter 2020, FHN experienced net charge-offs of $16.6 million compared to $5.2 million of net charge-offs in second quarter 2019.

The commercial portfolio experienced $17.0 million of net charge-offs in second quarter 2020 compared to $6.3 million in net charge-offs in second quarter 2019. In addition, the consumer real estate portfolio experienced net recoveries of $2.0 million in second quarter 2020 compared to $3.8 million in net recoveries in second quarter 2019. Credit card and other consumer experienced net charge-offs of $1.6 million in second quarter 2020 compared to $2.7 million a year ago.
Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis), if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans in which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. These, along with OREO, excluding OREO from government insured mortgages, represent nonperforming assets (“NPAs”).
Total nonperforming assets (including NPLs HFS) increased to $245.4 million on June 30, 2020, from $181.9 million on December 31, 2019. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) increased to .73 percent as of June 30, 2020, from .57 percent as of December 31, 2019. Portfolio nonperforming loans increased to $226.0 million as of June 30, 2020, from $162.2 million as of December 31, 2019. The increase in nonperforming loans was driven by the C&I portfolio.
The ratio of the ALLL to NPLs in the loan portfolio was 2.38 times as of June 30, 2020, compared to 1.24 times as of December 31, 2019. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 19 provides an activity rollforward of OREO balances for June 30, 2020 and 2019. The balance of OREO, exclusive of inventory from government insured mortgages, decreased to $13.2 million as of June 30, 2020, from $16.6 million as of June 30, 2019, driven by the sale of OREO. Moreover, property values have stabilized which also affects the balance of OREO.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 112

Table 18—Rollforward of OREO

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$13,881	$20,676	$15,660	$22,387
Valuation adjustments	(142)	(9)	(169)	26
New foreclosed property	757	1,394	1,685	3,001
Disposal	(1,319)	(5,468)	(3,999)	(8,821)
Ending balance, March 31 (a)	$13,177	$16,593	$13,177	$16,593

(a)	Excludes OREO and receivables related to government insured mortgages of $6.4 million and $3.4 million as of June 30, 2020 and 2019, respectively.
The following table provides consolidated asset quality information for the three months ended June 30, 2020 and 2019, and as of June 30, 2020, and December 31, 2019:
Table 19—Asset Quality Information

	Three Months Ended June 30
(Dollars in thousands)	2020		2019
Allowance for loan losses:
Beginning balance on April 1	$444,490		$184,911
Provision/(provision credit) for loan losses	110,000		13,000
Charge-offs	(22,907)		(12,223)
Recoveries	6,298		7,061
Ending balance on June 30	$537,881		$192,749
Reserve for remaining unfunded commitments	50,461		7,524
Total allowance for loan losses and reserve for unfunded commitments	$588,342		$200,273
Key ratios
Allowance / net charge-offs (a)	8.05	x	9.31	x
Net charge-offs % (b)	0.20%		0.07%

	As of June 30		As of December 31
Nonperforming Assets by Segment	2020		2019
Regional Banking:
Nonperforming loans (c)	$175,188		$113,187
OREO (e)	9,210		12,347
Total Regional Banking	184,398		125,534
Non-Strategic:
Nonperforming loans (c)	49,594		47,651
Nonperforming loans held-for-sale net of fair value adjustment (c)	6,219		4,047
OREO (e)	3,967		3,313
Total Non-Strategic	59,780		55,011
Corporate:
Nonperforming loans (c)	1,209		1,327
Total Corporate	1,209		1,327
Total nonperforming assets (c) (d)	$245,387		$181,872
NM - Not meaningful.

(a)	Ratio is total allowance divided by annualized net charge-offs.

(b)	Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.

(c)	Excludes loans that are 90 or more days past due and still accruing interest.

(d)	Excludes OREO from government-insured mortgages.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 113

Table 19—Asset Quality Information (continued)

	As of June 30		As of December 31
	2020		2019
Loans and commitments:
Total period-end loans, net of unearned income	$32,708,937		$31,061,111
Potential problem assets (a)	401,049		346,896
Loans 30 to 89 days past due	27,156		36,052
Loans 90 days past due (b) (c)	14,498		21,859
Loans held-for-sale 30 to 89 days past due (c)	4,979		3,732
Loans held-for-sale 30 to 89 days past due—guaranteed portion (c) (d)	4,755		3,424
Loans held-for-sale 90 days past due (c)	6,336		6,484
Loans held-for-sale 90 days past due—guaranteed portion (c) (d)	6,233		6,417
Remaining unfunded commitments	$12,945,839		$12,355,220
Key ratios
Allowance / loans %	1.64%		0.64%
Allowance / NPL	2.38	x	1.24	x
NPA % (e)	0.73%		0.57%
NPL %	0.69%		0.52%

(a)	Includes past due loans.

(b)	Excludes loans classified as held-for-sale.

(c)	Amounts are not included in nonperforming/nonaccrual loans.

(d)	Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.

(e)	Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $14.5 million on June 30, 2020, compared to $21.9 million on December 31, 2019. The decrease was primarily driven by R/E installment loans. Loans 30 to 89 days past due were $27.2 million on June 30, 2020, compared to $36.1 million on December 31, 2019. The decrease was primarily driven by the HELOC and General C&I portfolios.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $401.0 million on June 30, 2020, $346.9 million on December 31, 2019, and $279.7 million on June 30, 2019. The increase in potential problem assets compared to December 31, 2019 was due to a net increase in classified commercial loans within the C&I portfolio. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan losses.
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
On June 30, 2020 and December 31, 2019, FHN had $192.6 million and $206.3 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $13.6 million and $19.7 million, or 7 percent and 10 percent of TDR balances, as of June 30, 2020 and December 31, 2019, respectively. Additionally, FHN had $45.1 million and $51.1 million of HFS loans classified as TDRs as of June 30, 2020 and December 31, 2019, respectively.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 114

The following table provides a summary of TDRs for the periods ended June 30, 2020 and December 31, 2019:
Table 20—Troubled Debt Restructurings

(Dollars in thousands)	As of June 30, 2020	As of December 31, 2019
Held-to-maturity:
Consumer real estate (a):
Current	92,229	105,525
Delinquent	2,624	4,634
Non-accrual (b)	53,690	52,087
Total consumer real estate	148,543	162,246
Credit card and other:
Current	663	615
Delinquent	25	38
Non-accrual	—	—
Total credit card and other	688	653
Commercial loans:
Current	18,751	10,558
Delinquent	—	—
Non-accrual	24,661	32,841
Total commercial loans	43,412	43,399
Total held-to-maturity	$192,643	$206,298
Held-for-sale:
Current	$36,371	$39,014
Delinquent	6,758	8,008
Non-accrual	1,923	4,106
Total held-for-sale	45,052	51,128
Total troubled debt restructurings	$237,695	$257,426

(a)	In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

(b)	Balances as of June 30, 2020 and December 31, 2019, include $11.6 million and $12.6 million, respectively, of discharged bankruptcies.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 115

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020			As of June 30, 2020
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3,038	$5,058	$1,717	$2,668	$6,783	$1,023	$2,927
SVaR	3,933	6,194	2,726	6,212	17,727	2,726	3,246
10-day
VaR	13,261	19,214	7,603	10,126	24,880	1,807	12,929
SVaR	13,680	19,214	9,316	20,043	43,221	9,316	12,929

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019			As of June 30, 2019
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1,015	$1,246	$748	$1,221	$1,907	$748	$901
SVaR	6,266	9,595	4,700	7,239	9,629	4,700	5,356
10-day
VaR	2,643	4,518	2,025	3,010	4,518	2,025	3,164
SVaR	16,859	22,333	13,588	19,268	28,086	13,588	13,932

				Year Ended December 31, 2019			As of December 31, 2019
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$1,068	$1,907	$503	$1,325
SVaR				6,198	9,629	3,157	4,579
10-day
VaR				2,824	7,000	1,499	2,233
SVaR				17,367	28,086	8,803	14,975
2020 VaR and SVaR increased due to extreme volatility as a result of economic uncertainty associated with the COVID-19 pandemic.
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of June 30, 2020		As of June 30, 2019		As of December 31, 2019
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1,166	$3,858	$722	$2,495	$693	$3,929
Credit spread risk	1,770	7,725	204	450	417	828
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 116

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
Model Validation
Trading risk management personnel within Fixed Income have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. These model risk management activities are subject to annual review by FHN’s Model Validation Group, an internal assurance group charged with oversight responsibility for FHN’s model risk management.

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
Based on a static balance sheet as of June 30, 2020, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of 2.3 percent, 4.5 percent, 8.1 percent, and 13.0 percent, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 1.6 percent. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.8 percent. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 3.3 percent and 4.2 percent. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been, and likely will continue to be, impacted by the disruption from the

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 117

COVID-19 pandemic. The increase in the unemployment rate, customer loan deferral requests, the impact of government assistance programs, and other developments have influenced net interest income results. FHN is monitoring current economic trends and potential exposures closely.
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
LIQUIDITY RISK MANAGEMENT
Among other things, ALCO focuses on liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy. The objective of the Liquidity Policy is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($5.8 billion was available at June 30, 2020), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 102 percent on June 30, 2020 compared to 98 percent on December 31, 2019.
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
Both FHN and First Horizon Bank may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In May 2020, FHN issued $800 million of senior capital notes. In April 2020, First Horizon Bank issued $450 million of subordinated notes. These subordinated notes qualify as Tier 2 capital for First Horizon Bank as well as FHN, up to certain regulatory limits for minority interest capital instruments.
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A, and in May 2020, FHN issued $150 million of Non-Cumulative Perpetual Preferred Stock, Series E. As of

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 118

June 30, 2020, First Horizon Bank and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Condensed Statements of Condition.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recent completed years plus the current year to date. For any period, First Horizon Bank’s ‘retained net income’ generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $363.4 million as of July 1, 2020. Additionally, a capital conservation buffer of 50 basis points above well-capitalized levels (equal to an extra 2.5 percent above minimum levels) must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends. First Horizon Bank declared and paid common dividends to the parent company in the amounts of $65 million and $115 million in first and third quarter 2020 and $345.0 million in 2019. First Horizon Bank declared and paid preferred dividends in first and second quarter 2020 and each quarter of 2019. Additionally, First Horizon Bank declared preferred dividends in third quarter 2020, payable in October 2020.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from First Horizon Bank. FHN is subject to the capital conservation buffer requirements as described in the above paragraph for First Horizon Bank. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $.15 per common share on July 1, 2020. FHN paid cash dividends of $1,550.00 per Series A preferred share on July 10, 2020, as well as $331.25 per Series B preferred share and $165.00 per Series C preferred share on August 3, 2020. In addition, in July 2020 the Board approved cash dividends per share in the following amounts:

	Dividend/share	Record Date	Payment Date
Common Stock	$0.15	09/11/2020	10/01/2020
Preferred Stock
Series A	$1,550.00	09/28/2020	10/13/2020
Series C	$165.00	10/16/2020	11/02/2020
Series D	$305.00	10/16/2020	11/02/2020
Series E	$2,383.33	09/28/2020	10/13/2020
CASH FLOWS
The Consolidated Condensed Statements of Cash Flows provide information on cash flows from operating, investing, and financing activities for the six months ended June 30, 2020 and 2019. The level of cash and cash equivalents decreased $247.3 million during the first half of 2020 and $155.6 million during the first half of 2019
Net cash used by investing activities was $5.2 billion in the first half of 2020, driven by an increase in interest-bearing cash, strong loan growth and a net increase in the AFS securities portfolio as purchases outpaced proceeds from maturities and sales. Net cash used by operating activities was $.5 billion in the first half of 2020 primarily due to net cash outflows of $767.8 million related to loans held-for-sale as purchases and originations outpaced proceeds from sales and settlements and $368.6 million related to an increase in derivatives, partially offset by cash inflows of$430.5 million related to fixed income trading activities. Net cash provided in financing activities was $5.5 billion in the first half of 2020, largely driven by an inflow of deposits, proceeds from the issuance of $800 million of senior notes, $450 million of subordinated notes, and $150 million of preferred stock, somewhat offset by a decrease in short-term borrowings (primarily FHLB stock).
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 119

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
Repurchase and Foreclosure Liability
The repurchase and foreclosure liability is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 120

included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellations rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability decreased to $12.9 million on June 30, 2020 from $14.5 million on December 31, 2019.

Market Uncertainties and Prospective Trends

FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, availability and the administration of stimulus relief for the economy. Additional impacts include how the pandemic affects FHN’s customers, as well as political uncertainty, potential changes in federal policies and the potential impact to our customers, and FHN’s strategic initiatives.
FHN's performance, and the entire U.S. financial services industry, is affected considerably by the overall health of the U.S. and global economy and outlook. Furthermore, FHN may be directly or indirectly impacted by global events that impact clients and their businesses. The global COVID-19 pandemic has led to periods of significant volatility in financial commodities (including oil and gas) and other markets, and has adversely affected FHN’s and its clients' ability to conduct normal business, and could harm FHN’s business and future results of operations.
In March 2020 the Federal Reserve lowered short-term interest rates twice and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit. The effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates and the U.S. Congress enacted relief legislation which, among other things, is intended to provide emergency credit to businesses at risk for failure from government and public actions related to the COVID-19 pandemic, and to mitigate the severity of an economic recession. These changes in interest rates and the volatility in the market are likely to negatively impact FHN’s net interest margin. In the near term, amortization of net processing fees related to government relief programs, including the Paycheck Protection Program ("PPP"), may offset a portion of the net interest margin decline.
The economic effects of the COVID-19 pandemic have significantly altered business in the U.S. and globally leading to partial or full business closures, individuals being furloughed or laid off, significant increases in unemployment, and workers being partially or wholly ordered to work from home. Disruption to FHN’s customers due to governmental and societal responses to COVID-19 are likely to adversely affect FHN’s loan and deposit fee income and could create downward loan migration and a corresponding increase in loan loss expense and reserves. In addition, loan charge-offs likely will increase over time, especially if economic disruption related to the COVID-19 pandemic continues for an extended period of time. Furthermore, government programs under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other guidance intended to provide relief to customers through temporary modifications and deferrals, may in some instances mask or postpone reporting of credit problems and potential defaults. In these circumstances, current credit quality indicators may not be reflective of the underlying health of FHN's portfolios.
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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 121

transition of existing contracts from LIBOR to new reference rates without triggering modification accounting or taxable exchange treatment for those contracts. This proposal contains specific guidance that must be met in order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.
FHN has prioritized expense discipline to include reducing or controlling certain expenses including realization of merger efficiencies, enabling the investment into revenue-producing activities, customer-facing technology, and critical infrastructure. FHN remains committed to organic growth through customer retention, key hires, targeted incentives, and other traditional means.
Under applicable accounting guidance, FHN is required to record IBKC's loans at estimated fair value as of the closing date, July 1, 2020. In addition, FHN is required to assess the current expected credit losses associated with IBKC loans. That credit loss assessment will be separate from the fair value estimation, and will result in a charge to FHN's income for certain loans during third quarter 2020. FHN has not yet completed those estimations and assessments, but currently expects that the associated charge to third-quarter income will be substantial.
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
FHN response to the COVID-19 pandemic
As previously mentioned, the COVID-19 pandemic has, and will continue, to directly and indirectly impact FHN and our customers. FHN has adapted many operations to help ensure the health and safety of employees and customers during these uncertain times. Among other things, FHN has implemented remote work policies, encouraged contactless banking or in-person branch activities to be handled by appointment, as well as additional sick time and child care assistance for employees.
Loans
FHN is actively monitoring the COVID-19 pandemic and its impact on customers and FHN’s credit quality. FHN continues to reach out to customers to discuss challenges and solutions, provide line draws and new extensions to existing customers, provide support for small businesses through the PPP (discussed in more detail below) and other stimulus programs, as well as provide lending and deposit assistance through deferrals and waived fees. Additionally, in certain sectors, FHN has reduced or stopped new lending.
Paycheck Protection Program
In 2020 Congress created the foundation for a paycheck protection program ("PPP"). Under the PPP, qualifying businesses may receive loans from private lenders, such as FHN, that are fully guaranteed by the Small Business Administration. These loans potentially are partly or fully forgivable, depending upon the borrower’s use of the funds and maintenance of employment levels; to the extent forgiven, the borrower is relieved from payment, while the lender still is paid from the program. Congress has revised the PPP this year, and may make further revisions to PPP in the future.
Lenders making PPP loans are paid a fee by the Small Business Administration. Gross lender fees range from 1% to 5% of the loan amount. A borrower can use an agent to assist in the preparation of their PPP applications, with the costs of the agent potentially being paid from the gross lender fee. Additionally, originating banks have certain internal costs of originating PPP loans.

FHN originated 15,512 of PPP loans with an aggregate principal of $2.1 billion through June 30, 2020. For these loans, FHN anticipates recognizing net lender fees of approximately $60 million. PPP lending has continued in third quarter, but at lower volumes. FHN has decided to hold its PPP loans for investment. Therefore, the amount of SBA fees net of total direct origination costs are deferred as a discount to the recorded carrying value of the PPP loans. This discount is being amortized prospectively to interest income. SBA loan forgiveness payments are considered prepayments of the related loans. Under existing accounting principles, amortization of net origination fees can reflect expected prepayment activity if prepayments are determined to be probable and both the timing and volume can be reasonably estimated. Based on the current terms of the PPP loans, including the expected end of the payment deferral period, FHN estimates that substantially all of the prepayment-eligible portions of PPP loans will be prepaid by second quarter 2021 as these loans are forgiven. These estimated prepayments result in

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 122

a similar amount of the net fees being recognized in interest income.
Since PPP loans carry a full SBA guarantee, they do not have any credit risk and will not affect the amount of provision and ALLL recorded. FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
Lending Assistance for Borrowers
Other customer support initiatives include incremental lending assistance for borrowers through delayed payment programs and fee waivers. The following table provides the UPB of loans related to deferrals granted to FHN’s customers that have been processed through June 30, 2020.

(Dollars in thousands)	As of June 30, 2020
Commercial:
General C&I	$1,828,501
Loans to mortgage companies	—
TRUPS	—
Income CRE	1,328,907
Residential CRE	1,977
Total Commercial	$3,159,385
Consumer:
HELOC	$71,529
R/E installment loans	497,058
Credit Card & Other	5,808
Total Consumer	574,395
Total	$3,733,780

Commercial deferrals processed are comprised primarily of general commercial (43 percent or $1.4 billion), commercial real estate (27 percent or $862.9 million - primarily within our Mid-Atlantic, Southeast Tennessee, and Middle Tennessee markets), franchise finance (11 percent or $356.4 million), business banking (8 percent or $256.7 million), and private client (5 percent or $173.7 million).

Critical Accounting Policies

Except for the changes to the following Allowance for Loan Losses section, there have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 99 of Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.
ALLOWANCE FOR LOAN LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb expected credit losses in the loan portfolio. Management performs periodic and systematic detailed reviews of its loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions, (3) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms, (4) it requires estimation of a reasonable and supportable forecast period for credit losses for loan portfolio segments before reversion to historical loss levels over the remaining life of a loan and (5) expected future recoveries of amounts previously charged off must be estimated. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life. The ALLL is increased by the provision for loan losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking, non-strategic, and corporate segments. A management committee comprised of representatives from Risk Management, Finance, Credit, and Treasury performs a quarterly review of the assumptions used in FHN’s ALLL analytical models, makes qualitative assessments of the loan portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, as a part of Enterprise Risk reporting and discussion, management addresses credit reserve adequacy and credit losses with the Executive and Risk Committee of FHN’s Board of Directors.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 123

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 124

Non-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 23—Non-GAAP to GAAP Reconciliation

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
Pre-provision Net Revenue ("PPNR")
Net interest income (GAAP)	$305,344	$303,610	$608,146	$598,118
Plus: Noninterest income (GAAP)	206,269	157,993	381,025	299,038
Total revenues (GAAP)	511,613	461,603	989,171	897,156
Less: Noninterest expense (GAAP)	332,168	300,394	643,487	596,484
PPNR (Non-GAAP)	179,445	161,209	345,684	300,672
Provision/(provision credit) for loan losses (GAAP)	110,000	13,000	255,000	22,000
Income before income taxes (pre-tax income ("PTI")) (GAAP)	$69,445	$148,209	$90,684	$278,672

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$5,117,613	$4,869,161	$5,060,003	$4,839,363
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	149,675	95,624	122,650	95,624
(A) Total average common equity	$4,672,507	$4,478,106	$4,641,922	$4,448,308
Less: Average intangible assets (GAAP) (b)	1,555,049	1,578,505	1,557,695	1,581,582
(B) Average Tangible Common Equity (Non-GAAP)	$3,117,458	$2,899,601	$3,084,227	$2,866,726
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$210,205	$438,562	$129,375	$420,204

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$5,208,385	$4,926,081	$5,208,385	$4,926,081
Less: Noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Preferred stock (a)	240,289	95,624	240,289	95,624
(E) Total common equity	$4,672,665	$4,535,026	$4,672,665	$4,535,026
Less: Intangible assets (GAAP) (b)	1,552,395	1,575,399	1,552,395	1,575,399
(F) Tangible common equity (Non-GAAP)	$3,120,270	$2,959,627	$3,120,270	$2,959,627

Tangible Assets (Non-GAAP)
(G) Total assets (GAAP)	$48,644,659	$42,171,770	$48,644,659	$42,171,770
Less: Intangible assets (GAAP) (b)	1,552,395	1,575,399	1,552,395	1,575,399
(H) Tangible assets (Non-GAAP)	$47,092,264	$40,596,371	$47,092,264	$40,596,371

Period-end Shares Outstanding
(I) Period-end shares outstanding	312,359	312,478	312,359	312,478

Ratios
(C)/(A) Return on average common equity (“ROCE”) (GAAP) (c)	4.50%	9.79%	2.79%	9.45%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	6.74	15.12	4.19	14.66
(D)/(G) Total equity to total assets (GAAP)	10.71	11.68	10.71	11.68
(F)/(H) Tangible common equity to tangible assets (“TCE/TA”) (Non-GAAP)	6.63	7.29	6.63	7.29
(E)/(I) Book value per common share (GAAP)	$14.96	$14.51	$14.96	$14.51
(F)/(I) Tangible book value per common share (Non-GAAP)	$9.99	$9.47	$9.99	$9.47

(a)Included in Total equity on the Consolidated Condensed Statements of Condition.
(b)Includes Goodwill and other intangible assets, net of amortization.
(c)Ratio is annualized net income available to common shareholders to average common equity.
(d)Ratio is annualized net income available to common shareholders to average tangible common equity.

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 125

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 115 of this report and the subsections entitled “Market Risk Management” beginning on page 115 and “Interest Rate Risk Management” beginning on page 117 of this report, and

(b)	Note 14 to the Consolidated Condensed Financial Statements appearing on pages 57-63 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019, including in particular the section entitled “Risk Management” beginning on page 88 of that Report and the subsections entitled “Market Risk Management” beginning on page 89 and “Interest Rate Risk Management” beginning on page 90 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 194-200 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 126

---------------------------
Part II. OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Condensed Financial Statements beginning on page 45 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN’s Annual Report on Form 10-K for the year ended December 31, 2019 and from supplemental risk factor disclosures in its Quarterly Report on Form 10-Q for the period ended March 31, 2020:

Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 10(a) and 10(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 102 of this report, is incorporated herein by reference.

Items 3, 4, and 5

Not applicable

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 127

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

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
3.1	Articles of Amendment of the Restated Charter of First Horizon National Corporation, related to Series E Preferred Stock				8-K	3.1	5/28/2020
3.2	Articles of Amendment of First Horizon National Corporation [corporate charter] - Authorized Common Stock [increase to 700 million shares]				8-K	3.1	7/2/2020
3.3	Articles of Amendment of First Horizon National Corporation [corporate charter] - Preferred Stock [Series B, C, & D]				8-K	3.2	7/2/2020
3.4	Bylaws of First Horizon National Corporation, as amended and restated effective July 1, 2020				8-K	3.3	7/2/2020
4.1	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.2	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.3	Form of Depositary Receipt representing the Series E Depositary Shares (included in Exhibit 4.1 to this report)				8-K	4.3	5/28/2020
4.4	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.5	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.6	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series D]				8-K	4.3	7/2/2020
4.7	Form of Depositary Receipt-Series B (included as part of Exhibit 4.4 to this report)				8-K	4.4	7/2/2020
4.8	Form of Depositary Receipt-Series C (included as part of Exhibit 4.5 to this report)				8-K	4.5	7/2/2020
4.9	Form of Depositary Receipt-Series D (included as part of Exhibit 4.6 to this report)				8-K	4.6	7/2/2020
4.10
FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.

10.1	Retention Agreement of Anthony J. Restel, dated November 3, 2019				8-K	10.1	7/2/2020
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 128

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Condition at June 30, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Consolidated Condensed Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019; (iv) Consolidated Condensed Statements of Equity for the Three and Six Months Ended June 30, 2020 and 2019; (v) Consolidated Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2020 and 2019; (vi) Notes to Consolidated Condensed Financial Statements.

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

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 129

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: August 5, 2020	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FIRST HORIZON NATIONAL CORP. 2Q20 FORM 10-Q REPORT 130