Form 10-Q
period 2020-09-30
FIRST HORIZON NATIONAL CORP
filed 2020-11-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-15185
____________________________________
First Horizon National Corporation
(Exact name of registrant as specified in its charter)
 ______________________________________

TN		62-0803242
(State or other jurisdiction incorporation of organization)		(IRS Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive office)		(Zip Code)

(Registrant’s telephone number, including area code) (901) 523-4444

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
$.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	FHN PR A	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series B	FHN PR B	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C	FHN PR C	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series D	FHN PR D	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E	FHN PR E	New York Stock Exchange LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on September 30, 2020
Common Stock, $.625 par value	554,787,728

FIRST HORIZON NATIONAL CORPORATION

---------------------------
PART 1. FINANCIAL INFORMATION
---------------------------

Item 1. Financial Statements
This financial information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 1

CONSOLIDATED BALANCE SHEETS

	First Horizon National Corporation
	(Unaudited)	December 31,
	September 30,
(Dollars in thousands, except per share amounts)	2020	2019
Assets
Cash and due from banks	$1,074,646	$633,728
Interest-bearing deposits with banks	5,443,292	482,405
Federal funds sold and securities purchased under agreements to resell	593,467	633,165
Trading securities	1,386,069	1,346,207
Securities available for sale at fair value	7,995,872	4,445,403
Loans held for sale (including $371,831 and $14,033 at fair value, respectively)	1,050,504	593,790
Loans and leases (including $12,372 and $— at fair value, respectively)	59,706,531	31,061,111
Allowance for loan and lease losses	(988,102)	(200,307)
Net loans and leases	58,718,429	30,860,804
Premises and equipment	756,113	455,006
Goodwill	1,510,431	1,432,787
Other intangible assets	365,700	130,200
Other assets	4,135,056	2,297,405
Total assets	$83,029,579	$43,310,900

Liabilities
Noninterest-bearing deposits	$21,384,379	$8,428,951
Interest-bearing deposits	47,024,528	24,000,584
Total deposits	68,408,907	32,429,535
Trading liabilities	477,073	505,581
Short-term borrowings	2,141,719	3,518,314
Term borrowings	2,161,870	791,368
Other liabilities	1,695,868	990,094
Total liabilities	74,885,437	38,234,892

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,250 and 1,000 shares, respectively	470,370	95,624
Common stock, $0.625 par value; authorized 700,000,000 and 400,000,000 shares, respectively; issued 554,787,728 and 311,469,056 shares, respectively	346,742	194,668
Capital surplus	5,061,079	2,931,451
Retained earnings	2,110,990	1,798,442
Accumulated other comprehensive loss, net	(140,470)	(239,608)
FHN shareholders' equity	7,848,711	4,780,577
Noncontrolling interest	295,431	295,431
Total equity	8,144,142	5,076,008
Total liabilities and equity	$83,029,579	$43,310,900
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 2

CONSOLIDATED STATEMENTS OF INCOME

	First Horizon National Corporation
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands except per share data) (Unaudited)	2020	2019	2020	2019
Interest income
Interest and fees on loans and leases	$557,195	$356,371	$1,189,707	$1,040,421
Interest and fees on loans held for sale	8,284	6,069	21,779	24,074
Interest on securities available for sale:
Taxable	24,113	28,418	75,846	90,935
Tax-exempt	1,421	352	2,421	925
Interest on trading securities	6,177	10,512	28,017	37,214
Interest on other earning assets	1,021	5,772	5,433	26,629
Total interest income	598,211	407,494	1,323,203	1,220,198
Interest expense
Interest on deposits	42,293	78,591	121,527	239,803
Interest on trading liabilities	699	2,943	4,965	9,515
Interest on short-term borrowings	1,259	11,532	12,578	29,314
Interest on term borrowings	21,595	13,752	43,622	42,772
Total interest expense	65,846	106,818	182,692	321,404
Net interest income	532,365	300,676	1,140,511	898,794
Provision for credit losses	227,000	14,366	502,388	36,273
Net interest income after provision for credit losses	305,365	286,310	638,123	862,521
Noninterest income
Fixed income	110,943	77,645	318,999	197,808
Deposit transactions and cash management	42,056	34,379	103,133	98,374
Mortgage banking and title income	65,503	2,019	72,072	6,477
Brokerage, management fees and commissions	17,891	14,157	47,096	40,910
Trust services and investment management	11,741	7,163	26,669	22,077
Bankcard income	10,457	7,017	24,362	20,324
Securities gains (losses), net	(1,170)	97	(2,638)	177
Purchase accounting gain	532,150	—	532,150	—
Other income	33,352	29,258	82,105	84,626
Total noninterest income	822,923	171,735	1,203,948	470,773
Noninterest expense
Personnel expense	329,439	167,022	713,168	516,590
Net occupancy expense	39,098	18,887	80,106	60,299
Legal and professional fees	43,236	19,764	64,863	52,671
Computer software	25,512	15,191	58,061	45,331
Operations services	15,634	11,634	38,980	34,835
Contributions	39,339	167	39,811	408
Equipment expense	12,022	8,197	28,958	25,401
Amortization of intangible assets	14,629	6,206	25,221	18,628
Other expense	68,131	61,238	160,971	150,720
Total noninterest expense	587,040	308,306	1,210,139	904,883
Income before income taxes	541,248	149,739	631,932	428,411
Provision for income taxes	2,210	35,796	19,757	97,321
Net income	$539,038	$113,943	$612,175	$331,090
Net income attributable to noncontrolling interest	2,977	2,883	8,680	8,555
Net income attributable to controlling interest	$536,061	$111,060	$603,495	$322,535
Preferred stock dividends	12,722	1,550	15,822	4,650
Net income available to common shareholders	$523,339	$109,510	$587,673	$317,885
Basic earnings per share	$0.95	$0.35	$1.50	$1.01
Diluted earnings per share	$0.95	$0.35	$1.50	$1.00
Weighted average common shares	549,690	311,888	391,699	314,442
Diluted average common shares	550,846	313,805	392,713	316,401
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	First Horizon National Corporation
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands) (Unaudited)	2020	2019	2020	2019
Net income	$539,038	$113,943	$612,175	$331,090
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(5,118)	16,889	82,130	113,696
Net unrealized gains (losses) on cash flow hedges	(2,933)	2,844	10,145	17,140
Net unrealized gains (losses) on pension and other postretirement plans	2,379	2,102	6,863	5,126
Other comprehensive income (loss)	(5,672)	21,835	99,138	135,962
Comprehensive income	533,366	135,778	711,313	467,052
Comprehensive income attributable to noncontrolling interest	2,977	2,883	8,680	8,555
Comprehensive income attributable to controlling interest	$530,389	$132,895	$702,633	$458,497
Income tax expense (benefit) of items included in Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(2,253)	$5,544	$26,198	$37,321
Net unrealized gains (losses) on cash flow hedges	(771)	934	3,494	5,626
Net unrealized gains (losses) on pension and other postretirement plans	2,208	690	3,670	1,683
See accompanying notes to consolidated financial statements.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 4

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

First Horizon National Corporation
Nine months ended September 30, 2020
	Preferred Stock		Common Stock
(Dollars and shares in thousands, except per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2019	1,000	$95,624	311,469	$194,668	$2,931,451	$1,798,442	$(239,608)	$295,431	$5,076,008
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96,057)	—	—	(96,057)
Beginning balance, as adjusted	1,000	95,624	311,469	194,668	2,931,451	1,702,385	(239,608)	295,431	4,979,951
Net income	—	—	—	—	—	13,620	—	2,852	16,472
Other comprehensive income (loss)	—	—	—	—	—	—	103,444	—	103,444
Comprehensive income (loss)	—	—	—	—	—	13,620	103,444	2,852	119,916
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($0.15 per share)	—	—	—	—	—	(47,350)	—	—	(47,350)
Common stock repurchased	—	—	(141)	(88)	(1,976)	—	—	—	(2,064)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	652	407	3,733	—	—	—	4,140
Stock-based compensation expense	—	—	—	—	7,281	—	—	—	7,281
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,852)	(2,852)
Other (b)	—	—	(117)	(73)	(1,819)	—	—	—	(1,892)
Balance, March 31, 2020	1,000	$95,624	311,863	$194,914	$2,938,670	$1,667,105	$(136,164)	$295,431	$5,055,580
Net income	—	—	—	—	—	53,814	—	2,851	56,665
Other comprehensive income (loss)	—	—	—	—	—	—	1,366	—	1,366
Comprehensive income (loss)	—	—	—	—	—	53,814	1,366	2,851	58,031
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($0.15 per share)	—	—	—	—	—	(47,740)	—	—	(47,740)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	144,665	—	—	—	—	—	—	144,665
Common stock repurchased	—	—	(183)	(114)	(1,354)	—	—	—	(1,468)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	679	424	(424)	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,718	—	—	—	3,718
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,851)	(2,851)
Balance, June 30, 2020	2,500	$240,289	312,359	$195,224	$2,940,610	$1,671,629	$(134,798)	$295,431	$5,208,385
Net income	—	—	—	—	—	536,061	—	2,977	539,038
Other comprehensive income (loss)	—	—	—	—	—	—	(5,672)	—	(5,672)
Comprehensive income (loss)	—	—	—	—	—	536,061	(5,672)	2,977	533,366
Cash dividends declared:
Preferred stock	—	—	—	—	—	(12,722)	—	—	(12,722)
Common stock ($0.15 per share)	—	—	—	—	—	(84,095)	—	—	(84,095)
Common stock repurchased	—	—	(88)	(56)	(781)	—	—	—	(837)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	138	87	(87)	—	—	—	—
Issued in business combination	23,750	230,081	243,015	151,885	2,115,330	—	—	—	2,497,296
Stock-based compensation expense	—	—	—	—	11,588	—	—	—	11,588
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,977)	(2,977)
Other (c)	—	—	(636)	(398)	(5,581)	117	$—	—	(5,862)
Balance, September 30, 2020	26,250	$470,370	554,788	$346,742	$5,061,079	$2,110,990	$(140,470)	$295,431	$8,144,142
(a) Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b) Represents shares canceled in connection with the resolution of remaining Capital Bank Financial Corporation ("CBF") dissenters' appraisal process.
(c) Represents shares canceled to cover taxes on the IBKC equity compensation grants that automatically vested as part of the merger.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 5

Nine months ended September 30, 2019
	Preferred Stock		Common Stock
(Dollars and shares in thousands, except per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2018	1,000	$95,624	318,573	$199,108	$3,029,425	$1,542,408	$(376,616)	$295,431	$4,785,380
Adjustment to reflect adoption of ASU 2016-02	—	—	—	—	—	(1,011)	—	—	(1,011)
Beginning balance, as adjusted	1,000	95,624	318,573	199,108	3,029,425	1,541,397	(376,616)	295,431	4,784,369
Net income	—	—	—	—	—	100,585	—	2,820	103,405
Other comprehensive income (loss)	—	—	—	—	—	—	55,465	—	55,465
Comprehensive income (loss)	—	—	—	—	—	100,585	55,465	2,820	158,870
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($0.14 per share)	—	—	—	—	—	(44,864)	—	—	(44,864)
Common stock repurchased (b)	—	—	(3,594)	(2,246)	(51,190)	—	—	—	(53,436)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	382	239	281	—	—	—	520
Stock-based compensation expense	—	—	—	—	5,432	—	—	—	5,432
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,820)	(2,820)
Balance, March 31, 2019	1,000	$95,624	315,361	$197,101	$2,983,948	$1,595,568	$(321,151)	$295,431	$4,846,521
Net income	—	—	—	—	—	110,890	—	2,852	113,742
Other comprehensive income (loss)	—	—	—	—	—	—	58,662	—	58,662
Comprehensive income (loss)	—	—	—	—	—	110,890	58,662	2,852	172,404
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($0.14 per share)	—	—	—	—	—	(44,388)	—	—	(44,388)
Common stock repurchased (b)	—	—	(3,654)	(2,284)	(49,938)	—	—	—	(52,222)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	771	482	2,462	—	—	—	2,944
Stock-based compensation expense	—	—	—	—	5,224	—	—	—	5,224
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,852)	(2,852)
Balance, June 30, 2019	1,000	$95,624	312,478	$195,299	$2,941,696	$1,660,520	$(262,489)	$295,431	$4,926,081
Net income	—	—	—	—	—	111,060	—	2,883	113,943
Other comprehensive income (loss)	—	—	—	—	—	—	21,835	—	21,835
Comprehensive income (loss)	—	—	—	—	—	111,060	21,835	2,883	135,778
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1,550)	—	—	(1,550)
Common stock ($0.14 per share)	—	—	—	—	—	(44,184)	—	—	(44,184)
Common stock repurchased (b)	—	—	(1,804)	(1,127)	(27,255)	—	—	—	(28,382)
Common stock issued for:									—
Stock options and restricted stock - equity awards	—	—	506	315	5,046	—	—	—	5,361
Stock-based compensation expense	—	—	—	—	5,822	—	—	—	5,822
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(2,883)	(2,883)
Balance, September 30, 2019	1,000	$95,624	311,180	$194,487	$2,925,309	$1,725,846	$(240,654)	$295,431	$4,996,043

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $51.5 million, $50.2 million, and $28.2 million repurchased under share repurchase programs in first, second and third quarter 2019, respectively.

See accompanying notes to consolidated financial statements.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Horizon National Corporation
	Nine months ended September 30,
(Dollars in thousands) (Unaudited)	2020	2019
Operating Activities
Net income	$612,175	$331,090
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	502,388	36,273
Provision (benefit) for deferred income taxes	(82,444)	69,102
Depreciation and amortization of premises and equipment	36,818	33,142
Amortization of intangible assets	25,221	18,628
Net other amortization and accretion	(18,048)	1,632
Net (increase) decrease in derivatives	(325,430)	(183,852)
Purchase accounting gain	(532,150)	—
Stock-based compensation expense	22,587	16,478
Securities (gains) losses, net	2,638	(177)
Net (gains) losses on sale/disposal of fixed assets	7,194	20,453
(Gain) loss on BOLI	(4,076)	—
Loans held for sale:
Purchases and originations	(2,780,401)	(1,488,577)
Gross proceeds from settlements and sales	1,577,599	581,137
(Gain) loss due to fair value adjustments and other	(42,781)	(6,468)
Other operating activities, net	725,813	1,287,711
Total adjustments	(885,072)	385,482
Net cash provided by (used in) operating activities	(272,897)	716,572
Investing Activities
Proceeds from sales of securities available for sale	249,404	182,824
Proceeds from maturities of securities available for sale	2,993,036	566,803
Purchases of securities available for sale	(3,166,074)	(357,182)
Proceeds from sales of premises and equipment	8,649	14,370
Purchases of premises and equipment	(35,293)	(28,769)
Proceeds from sale and pay down of loans classified as held to maturity	—	20,100
Proceeds from BOLI	8,228	10,085
Net increase in loans and leases	(2,309,625)	(3,779,972)
Net (increase) decrease in interest-bearing deposit with banks	(3,012,954)	913,199
Cash received for acquisitions, net	1,805,546	—
Other investing activities, net	10,445	13,296
Net cash used in investing activities	(3,448,638)	(2,445,246)
Financing Activities
Common stock:
Stock options exercised	4,145	8,793
Cash dividends paid	(138,942)	(127,455)
Repurchase of shares	(4,295)	(134,041)
Cancellation of common shares	(7,754)	—
Preferred stock issuance	144,665	—
Cash dividends paid - preferred stock - noncontrolling interest	(8,586)	(8,555)
Cash dividends paid - preferred stock	(8,249)	(4,650)
Net increase (decrease) in deposits	5,561,114	(738,333)
Net increase (decrease) in short-term borrowings	(1,585,328)	2,814,279
Proceeds from issuance of term borrowings	1,241,534	—
Payments/maturities on term borrowings	(1,070,122)	(2,581)
Increases (decreases) in restricted and secured term borrowings	(5,427)	11,572
Net cash provided by financing activities	4,122,755	1,819,029
Net increase in cash and cash equivalents	401,220	90,355
Cash and cash equivalents at beginning of period	1,266,893	1,405,325
Cash and cash equivalents at end of period	$1,668,113	$1,495,680
Supplemental Disclosures
Total interest paid	$181,454	$303,180
Total taxes paid	89,623	32,811
Total taxes refunded	543	27,742
Transfer from loans to OREO	1,987	6,309
Transfer from loans HFS to trading securities	1,083,418	1,024,274
Transfer from loans to loans HFS	4,283	31,465
See accompanying notes to consolidated financial statements.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 7

Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Financial Information

Basis of Accounting. The unaudited interim consolidated financial statements of First Horizon National Corporation (“FHN”), including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results. In the opinion of management, all necessary adjustments have been made for a fair presentation of financial position and results of operations for the periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed in this Quarterly Report on Form 10-Q. The operating results for the interim 2020 period are not necessarily indicative of the results that may be expected in future periods. For further information, refer to the audited consolidated financial statements in Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.

Merger with IBERIABANK Corporation. On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger-of-equals transaction (the "IBKC merger"). Historical periods prior to the closing of the merger only reflect results of legacy FHN operations. Subsequent to closing, results reflect all post-acquisition activity. Refer to Note 2– Acquisitions and Divestitures for additional information regarding the transaction.

Reclassifications. In connection with the IBKC merger, certain captions in the Consolidated Balance Sheets and Consolidated Statements of Income and loan categories were realigned. Amounts reported in prior periods' consolidated financial statements, which represent FHN's pre-merger financial results, have been reclassified to conform to the current presentation.

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

As a result of the IBKC merger on July 1, 2020, mortgage banking and title income has become a more significant revenue source. Mortgage banking and title income includes mortgage servicing income, title income, mortgage loan originations and sales, derivative settlements, as well as any changes in fair value recorded on mortgage loans and derivatives.

See Note 1– Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019, for discussion of FHN's other key revenues.

Contract Balances. As of September 30, 2020, accounts receivable related to products and services on noninterest income were $8.8 million. For the three and nine months ended September 30, 2020, FHN had no material impairment losses on noninterest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of September 30, 2020. Credit risk is assessed on these accounts receivable each reporting period and the amount of estimated uncollectible receivables is not material.

Transaction Price Allocated to Remaining Performance Obligations. For the three and nine months ended September 30, 2020, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

Refer to Note 13 – Business Segment Information for a reconciliation of disaggregated revenue by major product line and reportable segment.

Debt Investment Securities. Debt securities that may be sold prior to maturity are classified as available-for-sale (“AFS”) and are carried at fair value. The unrealized gains and losses on debt securities AFS, including securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Statements of Comprehensive Income. Debt securities which management has the intent and ability to hold to maturity (“HTM”) are reported at amortized cost. Interest-only strips that are classified as securities AFS are valued at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information. Realized gains and losses (i.e., from sales) for debt investment securities are determined by the specific identification method and reported in noninterest income.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 8

Note 1 – Financial Information (Continued)
In periods subsequent to 2019, the evaluation of credit risk for HTM debt securities mirrors the process described below for loans held-for-investment. AFS debt securities are reviewed for potential credit impairment at the individual security level. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads. Credit losses for AFS debt securities are generally recognized through establishment of an allowance for credit losses that cannot exceed the amount by which amortized cost exceeds fair value. Charge-offs are recorded as reductions of the security’s amortized cost and the credit allowance. Subsequent improvements in estimated credit losses result in reduction of the credit allowance, but not beyond zero. However, if FHN has the intent to sell or if it is more-likely-than-not that it will be compelled to sell a security with an unrecognized loss, the difference between the security's carrying value and fair value is recognized through earnings and a new amortized cost basis is established for the security (i.e., no allowance for credit losses is recognized).
FHN has elected to exclude accrued interest receivable (“AIR”) from the fair value and amortized cost basis on AFS debt securities when assessing whether these securities have experienced credit impairment. Additionally, FHN has elected to not measure an allowance for credit losses on AIR for AFS debt securities based on its policy to write off uncollectible interest in a timely manner, which generally occurs when delinquency reaches no more than 90 days for all security types. Any such write offs are recognized as a reduction of interest income. AIR for AFS debt securities is included within Other assets in the Consolidated Balance Sheet.
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
Declines in value judged to be other-than-temporary (“OTTI”) based on FHN’s analysis of the facts and circumstances related to an individual investment, including securities that FHN had the intent to sell, were determined by the specific identification method. For HTM debt securities, OTTI recognized was typically credit-related and was reported in noninterest income. For impaired AFS debt securities that FHN did not intend to sell and was not required to sell prior to recovery but for which credit losses existed, the OTTI recognized was allocated between the total impairment related to credit losses which was reported in noninterest income, and the impairment related to all other factors which was excluded from earnings and reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Statements of Comprehensive Income.
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
FHN’s fixed income business utilizes securities borrowing arrangements as part of its trading operations. Securities borrowing transactions generally require FHN to deposit cash with the securities lender. The amount of cash advanced is recorded within Securities purchased under agreements to resell in the Consolidated Balance Sheets. These transactions are not considered purchases and the securities borrowed are not recognized by FHN. FHN does not conduct securities lending transactions.
Securities purchased under agreements to resell and securities borrowing arrangements are evaluated for credit risk each reporting period. As presented in Note 16 - Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, these agreements are collateralized by the related securities and collateral maintenance provisions with counterparties, including replenishment and adjustment on a transaction specific basis. This collateral

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 9

Note 1 – Financial Information (Continued)
includes both the securities collateral for each transaction as well as offsetting securities sold under agreements to repurchase with the same counterparty. Given the history of no credit losses and collateralized nature of these transactions, no credit loss has been recognized.
Loans Held for Sale. Loans originated or purchased for which management lacks the intent to hold are included in loans held for sale in the Consolidated Balance Sheets. FHN generally accounts for loans held for sale at the lower of amortized cost or market value (“LOCOM”), with an exception for certain mortgage loans held for sale and repurchased loans that are not governmentally insured which are carried under the fair value option of reporting.

On July 1, 2020 as part of the IBKC merger, FHN acquired a portfolio of loans held for sale which consisted of two components:

•Fair Value Option Election. These loans, which represent the majority of the IBKC loans held for sale portfolio, consist of fixed rate single-family residential mortgage loans originated by IBKC and committed to be sold in the secondary market. Gains and losses on these mortgage loans are included in mortgage banking and title income.

•Other Loans held for sale. For these loans, net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to noninterest income.

Loans and Leases. Generally, loans are stated at principal amounts outstanding, net of unearned income. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs, premiums and discounts are recognized in interest income upon early repayment of the loans. Cash collections from loans that were fully charged off prior to acquisition are recognized in noninterest income. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period.
As a result of the IBKC merger, FHN acquired equipment financing leases to commercial customers, which are primarily classified as direct financing and sales-type leases. Equipment financing leases are reported at the net lease investment, which represents the sum of minimum lease payments over the lease term and the estimated residual value, less unearned interest income. Interest income is accrued as earned over the term of the lease based on the net investment in leases. Fees incurred to originate the lease are deferred and recognized as an adjustment of the yield on the lease.
FHN also acquired a small amount of loans held for investment in the IBKC merger which are accounted for at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for further discussion of these loans.
FHN has elected to exclude accrued interest receivable (“AIR”) from the amortized cost basis on its held-for-investment loan portfolio. FHN has also elected to not measure an allowance for credit losses on AIR for loans held for investment based on its policy to write off uncollectible interest in a timely manner, which occurs when a loan is placed on nonaccrual status. Such write-offs are recognized as a reduction of interest income. AIR for held-for-investment loans is included within Other assets in the Consolidated Balance Sheets.

FHN has continued to accrue interest on loans for which payment deferrals have been extended to borrowers affected by the COVID-19 pandemic ("COVID-19 Deferrals"). Deferrals are made for durations up to six months, which is beyond FHN's normal write-off practices for accrued interest. Therefore, these interest deferrals do not qualify for FHN's election to not recognize a credit loss allowance for accrued interest. Accordingly, FHN has estimated credit losses for COVID-19 interest deferrals which is included within AIR in Other assets in the Consolidated Balance Sheets.

Purchased Credit-Deteriorated Loans. Subsequent to 2019, at the time of acquisition FHN evaluates all acquired loans to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination (“PCD loans”). PCD loans can be identified on either an 1) individual or 2) pooled basis when the loans share similar risk characteristics. FHN evaluates various absolute factors to assist in the identification of PCD loans, including criteria such as, existing PCD status, risk rating of special mention or lower, nonaccrual or impaired status, identification of prior TDRs, and delinquency status. FHN also utilizes relative factors to identify PCD loans such as commercial loan grade migration, expansion of borrower credit spreads, declines in external risk ratings and changes in consumer loan characteristics (e.g., FICO decline or LTV increase). In addition, factors reflective of broad economic considerations are also considered in identifying PCD loans. These include industry, collateral type, and geographic location for the borrower’s operations. Internal factors for origination of new loans that are similar to the acquired loans are also evaluated to assess loans for PCD status, including increases in required yields, necessity of borrowers’ providing additional collateral and/or guarantees and changes in acceptable loan duration. Other indicators may also be used to evaluate loans for PCD status depending on borrower-specific communications and actions, such public statements, initiation of loan modification discussions and obtaining emergency funding from alternate sources.
Upon acquisition, the expected credit losses are allocated to the purchase price of individual PCD loans to determine each individual assets amortized cost basis, typically

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 10

Note 1 – Financial Information (Continued)
resulting in a reduction of the discount that is accreted prospectively to interest income. At the acquisition date and prospectively, only the unpaid principal balance is incorporated within the estimation of expected credit losses for PCD loans. Otherwise, the process for estimation of expected credit losses is consistent with that discussed below. As discussed below FHN applies undiscounted cash flow methodologies for the estimation of expected credit losses, which results in the calculated amount of credit losses at acquisition that is added to the amortized cost basis of the related PCD loans to exceed the discounted value of estimated credit losses included in the loan valuation.
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
Accretable yield was initially established at acquisition and is the excess of cash flows expected at acquisition over the initial investment in the loan and was recognized in interest income over the remaining life of the loan, or pool of loans. Nonaccretable difference was initially established at acquisition and was the difference between the contractually required payments at acquisition and the cash flows expected to be collected at acquisition. FHN estimated expected cash flows for PCI loans on a quarterly basis. Increases in expected cash flows from the last measurement resulted in reversal of any nonaccretable difference (or allowance for loan and lease losses to the extent any has previously been recorded) with a prospective positive impact on interest income. Decreases to the expected cash flows resulted in an increase in the allowance for loan and lease losses through provision expense.
FHN did not report PCI loans as nonperforming loans due to the accretion of interest income. Additionally, PCI loans that have been pooled and subsequently modified were not reported as troubled debt restructurings since the pool was the unit of measurement.
Subsequent to 2019, PCI loans have transitioned to purchased-credit-deteriorated status and are accounted for as discussed above.
Allowance for Credit Losses. The nature of the process by which FHN determines the appropriate ALLL requires the exercise of considerable judgment. See Note 5 - Allowance for Credit Losses for a discussion of FHN’s ALLL methodology and a description of the models utilized in the estimation process for the commercial and consumer loan portfolios. The discussion herein reflects periods before and after implementation of a change in credit loss estimation processes that was effective January 1, 2020.
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
Subsequent to 2019
The ALLL is maintained at a level that management determines is sufficient to absorb current expected credit losses (“CECL”) in the loan portfolio. Management uses analytical models to estimate expected credit losses in the loan portfolio as of the balance sheet date. The models are carefully reviewed to identify trends that may not be captured in the modeled loss estimates. Management uses qualitative adjustments for those items not reflected in the modeled loss information such as recent changes from the macroeconomic forecasts utilized in model calculations, results of additional stressed modeling scenarios, observed and/or expected changes affecting borrowers in specific industries or geographic areas, exposure to large lending relationships and expected recoveries of prior charge offs. Loans accounted for at elected fair value are excluded from CECL measurements.
The ALLL is increased by the provision for loan and lease losses and is decreased by loan charge-offs. The ALLL is determined in accordance with ASC 326-20 "Financial Instruments - Credit Losses.” Credit loss estimation is based on the amortized cost of Loans, net, which includes the following:
1. Unpaid principal balance for originated assets or acquisition price for purchased assets
2. Accrued interest (see elections discussed previously)
3. Accretion or amortization of premium, discount, and net deferred fees or costs
4. Collection of cash
5. Charge-offs
6. Foreign exchange adjustments (none for FHN)

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 11

Note 1 – Financial Information (Continued)
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 12

Note 1 – Financial Information (Continued)
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

Transfers of Financial Assets. Transfers of financial assets, or portions thereof which meet the definition of a participating interest, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been legally isolated from FHN, 2) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to FHN, and 3) FHN does not maintain effective control over the transferred assets. If the transfer does not satisfy all three criteria, the transaction is recorded as a secured borrowing. If the transfer is accounted for as a sale, the transferred assets are derecognized from FHN’s balance sheet and a gain or loss on sale is recognized. If the transfer is accounted for as a secured borrowing, the transferred assets remain on FHN’s balance sheet and the proceeds from the transaction are recognized as a liability.

Servicing Rights. FHN recognizes the rights to service mortgage and other loans as separate assets, which are recorded in other assets in the Consolidated Balance Sheets, when purchased or when servicing is contractually separated from the underlying loans by sale with servicing rights retained. For loan sales with servicing retained, a servicing right, generally an asset, is recorded at fair value at the time of sale for the right to service the loans sold. All servicing rights are identified by class and amortized over the remaining service life of the loan with periodic reviews for impairment.

Investment Tax Credit. In conjunction with the IBKC merger, FHN has elected to utilize the deferral method for acquired investments that generate investment tax credits. This includes both solar and historic tax credit investments. Under this approach, the investment tax credits are recognized as a reduction of the related asset rather than income tax expense (benefit).

Equity Compensation. As a result of the IBKC merger, as of July 1, 2020, FHN assumed phantom stock awards under various plans to directors, officers, and other key employees. Phantom stock awards are accounted for as liability awards and are remeasured at each reporting period based on changes in their fair value, which is based on changes in common share prices, until the date of settlement. Compensation cost for each reporting period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the phantom stock award for each reporting period.

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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 13

Note 1 – Financial Information (Continued)
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

The provisions of ASU 2016-13 were generally adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in the year of adoption. Prospective implementation was required for debt securities for which an other-than-temporary-impairment (“OTTI”) had been previously recognized. Amounts previously recognized in accumulated other comprehensive income (“AOCI”) as of the date of adoption that relate to improvements in cash flows expected to be collected continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption are recorded in earnings when received. A prospective transition approach was used for existing PCD assets where, upon adoption, the amortized cost basis was increased to offset the initial recognition of the allowance for credit losses. Thus, an entity was not required to reassess its purchased financial assets that existed as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than-insignificant credit deterioration since origination. An entity accretes the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date.

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

(Dollars in thousands)	January 1, 2020
Loans and leases (a)	$2,980
Allowance for loan and lease losses	(106,394)
Other assets (deferred taxes)	31,330
Total assets	$(72,084)

Other liabilities (unfunded commitments)	$23,973
Undivided profits	(96,057)
Total liabilities and equity	$(72,084)
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 14

Note 1 – Financial Information (Continued)
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

ASU 2019-04 also clarifies that when loans and securities are transferred between balance sheet categories (e.g., loans from held-for-investment to held-for-sale or securities from held-to-maturity to available-for-sale) the associated allowance for credit losses should be reversed to income and prospective accounting follows the requirements for the new classification. Further, ASU 2019-04 clarifies that recoveries should be incorporated within the estimation of the allowance for credit losses. Expected recoveries should not exceed the aggregate amount of prior write-offs and expected future write-offs. The inclusion of expected recoveries in the measurement of expected credit losses may result in a negative credit allowance in certain circumstances. Additionally, for collateral dependent financial assets, the allowance for credit losses that is added to the amortized cost basis should not exceed amounts previously written off.

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

The effective date and transition requirements for these components of ASU 2019-04 are consistent with the requirements for ASU 2016-13 and FHN incorporated these changes and revisions within its implementation efforts. Based on its previous existing practices for the timely write off uncollectible AIR, FHN elected to not measure an allowance for credit losses for AIR and to continue recognition of related write-offs as a reversal of interest income.

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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 15

Note 1 – Financial Information (Continued)
recoveries and expected recoveries within the measurement of expected credit losses for PCD assets may result in a negative credit allowance in certain circumstances.

On March 22, 2020, The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau issued guidance (the “Interagency Guidance”) that interprets, but does not suspend, ASC 310-40 related to the identification of troubled debt restructurings (“TDRs”). Also on that day, the FASB issued a statement indicating that the Interagency Guidance had been developed in consultation with the staff of the FASB who concurred with the approach.
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

FHN has evaluated the provisions of the CARES Act and the Interagency Guidance related to loan modification programs instituted as a result of the COVID-19 pandemic. FHN’s programs primarily involve the deferral of principal and interest payments, fee waivers and mortgage modifications required in response to government modification requirements. With the duration of the economic effects from the pandemic continuing, in third quarter 2020, FHN initiated additional modification programs for extensions of certain borrowers which result in total deferral periods exceeding 6 months or temporary conversion of amortizing loans to interest-only status. Accordingly, FHN has applied the provisions of the CARES Act to its most recent modification programs.

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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 16

Note 1 – Financial Information (Continued)
they mitigate potential accounting outcomes that do not faithfully represent management’s intent or risk management activities which is consistent with the purpose of the standard.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 17

Note 2 – Acquisitions and Divestitures

On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger-of-equals transaction. FHN issued approximately 243 million shares of FHN common stock, plus three new series of preferred stock (Series B, Series C, and Series D) in a transaction valued at $2.5 billion. At the time of closing, IBKC operated 319 offices in 12 states, mostly in the southern and southeastern U.S.

The merger-of-equals transaction has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as of the merger date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

The following schedule details a preliminary allocation of merger consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from IBKC as of July 1, 2020.

(Dollars in thousands)	IBERIABANK Corporation
Assets:
Cash and due from banks	$129,553
Interest-bearing deposits with banks	1,947,933
Securities available for sale at fair value	3,544,364
Loans held for sale	319,743
Loans and leases (a)	25,917,828
Allowance for loan and lease losses	(284,457)
Other intangible assets	237,763
Premises and equipment	310,617
Other real estate owned ("OREO")	8,593
Other assets	1,126,786
Total assets acquired	$33,258,723
Liabilities:
Deposits	28,231,609
Short-term borrowings	208,733
Term borrowings	1,199,533
Other liabilities	585,143
Total liabilities assumed	$30,225,018
Net assets acquired	$3,033,705
Consideration paid:
Consideration for outstanding common stock	2,242,611
Consideration for equity awards	28,291
Consideration for preferred stock	230,641
Cash in lieu of fractional shares	12
Total consideration paid	$2,501,555
Preliminary purchase accounting gain	$(532,150)
(a)     Includes $1.3 billion of initial net investments in sales-type and direct financing leases.
In relation to the merger-of-equals, FHN recorded a preliminary $532.2 million purchase accounting gain, representing the shortfall of the purchase price under the acquisition accounting value of net assets acquired, net of deferred taxes. The preliminary purchase accounting gain is not taxable. Due to the fact that back office functions (including loan and deposit processing) still have not been integrated, the evaluation of post-merger activity, and the extended information gathering and management review processes required to properly record acquired assets and liabilities, FHN considers its valuations of IBKC's loans and leases, allowance for loan and lease losses, loans held-for-sale, premises and equipment, OREO, other assets, tax receivables and payables, core deposit intangibles, other intangibles, time deposits, acquired debt, lease assets and

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 18

Note 2 – Acquisitions and Divestitures (Continued)
liabilities, other liabilities and acquired contingencies to be provisional as management continues to identify and assess information regarding the nature of these assets and liabilities and reviews the associated valuation assumptions and methodologies. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered provisional as FHN continues to evaluate the nature and extent of permanent and temporary (timing) differences between the book and tax bases of the acquired assets and liabilities assumed. Additionally, the accounting policies of both FHN and IBKC are in the process of being reviewed in detail. Upon completion of such review, conforming adjustments or financial statement reclassification may be determined.
The following is a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presumed above.
Cash and due from banks and Interest-bearing deposits with banks: The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Securities available for sale: Fair values for securities were based on quoted market prices where available. If quoted market prices are not available, fair value estimates are based on observable inputs obtained from market transactions in similar securities. Securities held to maturity were reclassified to securities available for sale based on FHN's intent at closing.
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including loan type and related collateral, classification status, remaining term of the loan, fixed or variable interest rate, amortization status and current discount rates. Expected cash flows were derived using inputs consistent with management's assessment of credit risk for allowance measurement with adjustments for consistency with fair value measurement concepts. Large loans were specifically reviewed to evaluate credit risk. Loans were valued individually although multiple inputs were applied to loans with similar characteristics as appropriate. The discount rate did not include an explicit factor for credit losses, as that was included as a reduction to the estimated cash flows.

Leases: Sales-type and direct financing leases were valued at the net investment in the lease which consists of both the lease receivable (including both the remaining lease payments and the guaranteed residual asset value) and the unguaranteed residual asset, if any. Discounting of the lease receivable was performed using the rate implicit in the lease. The unguaranteed residual asset represents the difference in the fair value of the underlying asset and the lease receivable and therefore includes consideration of all terms and conditions in the lease.
Intangible assets: Core deposit intangible assets ("CDI") represents the value of the relationships with deposit customers. The fair value for CDI was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the customer deposits. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Customer relationship intangibles are valued using a discounted cash flow methodology that reflects the estimated value of the future net earnings from the relationships which includes adjustments for estimated attrition.
Loans Held for Sale: The valuation of loans held for sale, primarily conforming mortgages, reflected quotes or bids on these loans directly from the purchasing financial institutions.
Allowance for Loan and Lease Losses: The allowance for loan losses relates to PCD loans and was determined using a methodology consistent with that described in Note 5 - Allowance for Credit Losses with inputs determined as of the merger date.
Derivatives: Derivative assets and liabilities are included in Other assets and Other liabilities. Forward sales contracts are valued using current transactions involving identical securities. Interest rate swaps, interest rate locks, interest rate collars, interest rate floors, and equity indexed derivatives are estimated using prices of financial instruments with similar characteristics and observable inputs. Risk participations also incorporate an estimate of credit risk.
Lease Assets and Lease Liabilities: Lease assets and lease liabilities were measured using a methodology that involved estimating the future rental payments over the remaining lease term with discounting using a fully-collateralized discount rate. The lease term was determined for individual leases based on management's assessment of the probability of exercising existing renewal options. The net effect of any off-market terms in a lease were also discounted and applied to the balance of the lease asset.
Premises and Equipment: Land and buildings held for use are valued at appraised values, which reflect considerations of recent disposition values for similar property types with adjustments for characteristics of individual properties. Locations held for sale are valued at appraised values which also reference recent disposition values for similar property types but also considers marketability discounts for vacant properties. The valuations of locations held for

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 19

Note 2 – Acquisitions and Divestitures (Continued)
sale are reduced by estimated costs to sell. Other fixed assets are valued using a discounted cash flow methodology which reflects estimates of future value of assets to a hypothetical buyer.
OREO: OREO properties are valued at estimated fair value less estimated costs to sell the real estate. Estimated fair value is determined using appraised values which includes consideration of recent disposition values for similar property types with adjustments for characteristics of individual properties.
Deposits: The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the acquisition date. Fair values for time deposits were estimated using a discounted cash flow analysis applying interest rates currently offered to the contractual interest rates on such time deposits.
Short-term borrowings: The carrying amount of these liabilities is a reasonable estimate of fair value based on the short-term nature of these liabilities.

Term Borrowings: The fair values of long-term debt instruments are estimated based on quoted market prices for instrument if available, or for similar instruments if not available. For redeemable debt instruments, an evaluation of the debt terms in comparison to current financing alternatives was performed to evaluate if the redemption value represented the fair value relevant to a market participant. If pricing for similar instruments is not available, a discounted cash flow analysis is utilized based on estimated current borrowing rates for similar types of instruments and considers whether the debt is currently callable. Estimated discount rates are determined from the perspective of the post-merger combined entity rather than the acquiree and/or original issuers.
FHN's operating results for the three and nine months ended September 30, 2020 include the operating results of the acquired assets and assumed liabilities of IBKC subsequent to the merger-of-equals transaction on July 1, 2020.

The following table presents unaudited pro forma information as if the transaction occurred on January 1, 2019. The pro forma information does not necessarily reflect the results of operations that would have occurred had the two companies combined on January 1, 2019. Furthermore, cost savings and other business synergies related to the transaction are not reflected in the pro forma amounts.

	Actual from acquistion date through September 30, 2020	Unaudited Pro Forma Information for the
(Dollars in thousands)		Three Months Ended September 30, 2020	Three Months Ended September 30, 2019 (a)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019 (a)
Net interest income	$222,912	$550,636	$566,174	$1,691,623	$1,711,502
Noninterest income	89,510	290,773	235,409	783,132	645,781
Net income (loss)	(41,750)	71,162	218,572	359,214	654,884
(a) Three and nine months ended September 30, 2019 does not include the impact of CECL which was adopted January 1, 2020.
Total merger and integration expenses for the IBKC merger recognized for the three and nine months ended September 30, 2020 are presented in the table below:

(Dollars in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Legal and professional fees (a)	$29,984	$34,394
Personnel expense (b)	34,846	40,240
Contribution expense (c)	20,000	20,000
Miscellaneous expense (d)	11,138	12,395
Total IBKC acquisition expense	$95,968	$107,029
(a)    Primarily comprised of fees for legal, accounting, and merger consultants.
(b)     Primarily comprised of fees for severance and retention.
(c) Comprised of contribution expense related to the establishment of the First Horizon Louisiana Foundation.
(d)     Primarily comprised of fees for travel and entertainment, contract employment, contributions and other miscellaneous expenses.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 20

Note 2 – Acquisitions and Divestitures (Continued)
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As part of the transaction, FHN assumed approximately $2.2 billion of branch deposits for a 3.40% deposit premium and purchased approximately $423.4 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches). This transaction qualifies as a business combination.

Due to the timing of transaction completion in relation to quarter end, FHN considers its valuations of Truist's loans, fixed assets, core deposit intangible assets and other liabilities to be provisional as management continues to identify and assess information regarding the nature of these assets and liabilities and reviews the associated valuation assumptions and methodologies. Fair value estimates related to the acquired assets and liabilities assumed are subject to adjustment for up to one year after the closing date of the transaction as additional information as of closing date becomes available.

The following schedule details a preliminary allocation of merger consideration to the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Truist Bank as of July 17, 2020.

(Dollars in thousands)	Truist Bank
Assets:
Cash and due from banks	$2,201,685
Loans and leases	423,397
Allowance for loan and lease losses	(2,355)
Other intangible assets	7,000
Premises and equipment	10,965
Other assets	27,700
Total assets acquired	$2,668,392
Liabilities:
Deposits	2,194,870
Other liabilities	29,733
Total liabilities assumed	$2,224,603
Net assets acquired	$443,789
Consideration paid:
Cash	521,433
Total consideration paid	$521,433
Preliminary goodwill	$77,644

In relation to the acquisition, FHN recorded $77.6 million in goodwill, representing the excess of acquisition consideration over the estimated fair value of net assets acquired. All goodwill has been attributed to FHN's Regional Banking segment (refer to Note 7 - Intangible Assets for additional information). This goodwill is the result of expected synergies, operational efficiencies and other factors. FHN's operating results for the three and nine months ended September 30, 2020 include the operating results of the acquired assets and assumed liabilities of Truist Bank subsequent to the acquisition on July 17, 2020.
See Note 2- Acquisitions and Divestitures in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2019, for additional information about FHN's other acquisitions. Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 21

Note 2 – Acquisitions and Divestitures (Continued)
Total other merger and integration expense recognized for the three and nine months ended September 30, 2020 and 2019 are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Legal and professional fees (a)	$1,196	$3,507	$3,322	$9,852
Personnel expense (b)	303	1,473	786	4,462
Contract employment and outsourcing (c)	203	223	929	240
Net occupancy expense (d)	449	(76)	342	1,547
Miscellaneous expense (e)	951	1,022	2,276	2,170
All other expense (f)	1,723	2,840	6,207	5,025
Total	$4,825	$8,989	$13,862	$23,296
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

In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate. In April 2019, FHN sold a subsidiary acquired as part of the CBF merger in 2017 that did not fit within FHN's risk profile. The sale resulted in the removal of approximately $25 million UPB of subprime consumer loans from Loans held for sale on FHN's Consolidated Balance Sheets.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 22

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$300,037	$—	$(3)	$300,034
Government agency issued mortgage-backed securities (“MBS”)	3,731,490	97,734	(2,158)	3,827,066
Government agency issued collateralized mortgage obligations (“CMO”)	2,675,192	31,694	(1,439)	2,705,447
Other U.S. government agencies	644,328	13,942	(4)	658,266
Corporates and other debt	39,936	74	—	40,010
States and municipalities	421,754	10,342	(6)	432,090
	$7,812,737	$153,786	$(3,610)	7,962,913
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				32,959
Total securities available for sale (b)				$7,995,872

(a)SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $5.7 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$100	$—	$—	$100
Government agency issued MBS	2,316,381	34,692	(2,556)	2,348,517
Government agency issued CMO	1,667,773	9,916	(7,197)	1,670,492
Other U.S. government agencies	303,463	3,750	(1,121)	306,092
Corporates and other debt	40,054	486	—	40,540
States and municipalities	57,232	3,324	(30)	60,526
	$4,385,003	$52,168	$(10,904)	4,426,267
AFS debt securities recorded at fair value through earnings:
SBA-interest only strips (a)				19,136
Total securities available for sale (b)				$4,445,403

(a)SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 23

Note 3 – Investment Securities (Continued)
The amortized cost and fair value by contractual maturity for the available-for-sale debt securities portfolios on September 30, 2020 are provided below:

	Available-for-Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within 1 year	$453,324	$455,069
After 1 year; within 5 years	192,172	196,096
After 5 years; within 10 years	152,870	160,078
After 10 years	607,689	619,157
Subtotal	1,406,055	1,430,400
Government agency issued MBS and CMO (a)	6,406,682	6,532,513
Total	$7,812,737	$7,962,913

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides information on gross gains and gross losses from debt investment securities for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross gains on sales of debt securities	$1,442	$—	$1,442	$—
Gross (losses) on sales of debt securities	(2,765)	—	(2,765)	(267)
Net gains (losses) on sales of debt securities (a)	$(1,323)	$—	$(1,323)	$(267)

(a)Cash proceeds for the three and nine months ended September 30, 2020 were not material. Cash proceeds for the three months ended September 30, 2019, were not material. Cash proceeds for the nine months ended September 30, 2019 were $182.8 million.

The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$299,934	$(3)	$—	$—	$299,934	$(3)
Government agency issued MBS	568,733	(2,158)	—	—	568,733	(2,158)
Government agency issued CMO	636,386	(1,439)	—	—	636,386	(1,439)
Other U.S. government agencies	30,896	(4)	$—	$—	30,896	(4)
States and municipalities	5,191	(6)	—	—	5,191	(6)
Total temporarily impaired securities	$1,541,140	$(3,610)	$—	$—	$1,541,140	$(3,610)

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 24

Note 3 – Investment Securities (Continued)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$—	$—	$100	$—	$100	$—
Government agency issued MBS	174,983	(495)	192,755	(2,061)	367,738	(2,556)
Government agency issued CMO	378,815	(1,970)	361,124	(5,227)	739,939	(7,197)
Other U.S. government agencies	98,471	(1,121)	—	—	98,471	(1,121)
States and municipalities	3,551	(30)	—	—	3,551	(30)
Total temporarily impaired securities	$655,820	$(3,616)	$553,979	$(7,288)	$1,209,799	$(10,904)
For periods subsequent to 2019, FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $21.8 million as of September 30, 2020. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
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
The carrying amount of equity investments without a readily determinable fair value was $55.2 million and $25.6 million at September 30, 2020 and December 31, 2019, respectively. The year-to-date 2020 and 2019 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $1.2 million and $0.4 million were recognized in the three months ended September 30, 2020 and 2019, respectively, and unrealized losses of $3.6 million and unrealized gains of $4.9 million were recognized in the nine months ended September 30, 2020 and 2019, respectively, for equity investments with readily determinable fair values.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 25

Note 4 – Loans and Leases
The following tables and data as of September 30, 2020 include the loan and lease balances acquired in the IBKC merger and Truist Bank branch acquisition, which were recorded at fair value on their respective transaction closing dates. See Note 2 - Acquisitions and Divestitures for further information.
As discussed in Note 1 - Financial Information, the ALLL estimation process was revised on January 1, 2020 to reflect the adoption of ASU 2016-13.  All information contained in the following disclosures reflects the application of requirements from the adoption of ASU 2016-13 for periods after 2019.  Information for periods prior to 2020 has been retained with the content consistent with prior disclosures.
Loans and leases are disclosed in portfolio segments and classes. A class is generally a disaggregation of a portfolio segment. In determining classes, FHN considered the loan characteristics and methods it applies in monitoring and assessing credit risk and performance. FHN's loan and lease portfolio segments are commercial and consumer. The classes of loans and leases are: commercial, financial, and industrial ("C&I"), which includes commercial and industrial loans and loans to mortgage companies ("LMC"), commercial real estate ("CRE"), consumer real estate, which includes both real estate ("R/E") installment and home equity lines of credit ("HELOCs"), and credit card and other. The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of September 30, 2020 and December 31, 2019, excluding accrued interest of $177.5 million and $84.6 million, which is included in Other assets in the Consolidated Balance Sheets.

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial:
Commercial and industrial (a)	$28,048,649	$15,640,208
Loans to mortgage companies	5,607,068	4,410,883
Total commercial, financial, and industrial	33,655,717	20,051,091
Commercial real estate	12,510,887	4,337,017
Consumer:
HELOC	2,549,837	1,287,441
R/E installment loans	9,778,032	4,889,698
Total consumer real estate	12,327,869	6,177,139
Credit card and other	1,212,058	495,864
Loans and leases	$59,706,531	$31,061,111
Allowance for loan and lease losses	(988,102)	(200,307)
Net loans and leases	$58,718,429	$30,860,804
(a)September 30, 2020 balance includes equipment financing leases of $524.2 million.

In addition to loans issued in the normal course of business, FHN considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts as loans in its consolidated balance sheets. At September 30, 2020 and December 31, 2019, overdrafts of $9.0 million and $8.1 million, respectively, had been reclassified to loans.

Loans and leases with carrying values of $39.4 billion and $19.2 billion were pledged as collateral for borrowings at September 30, 2020 and December 31, 2019, respectively.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 26

Note 4 – Loans and Leases (Continued)
Portfolio Segment Risk Factors
Commercial Loans and Leases
The C&I portfolio is comprised of loans and leases used for general business purposes. Typical products including working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, and trade credit enhancement through letters of credit. FHN utilizes deal teams comprised of relationship managers (RMs), portfolio managers (PMs), credit analysts and other specialists to identify, mitigate, document, and manage ongoing risk. Their function includes enhanced analytical support during loan origination and servicing, monitoring the financial condition of the borrower, and tracking compliance with loan agreements. FHN strives to identify problem assets early through comprehensive policies and guidelines, targeted portfolio reviews, more frequent servicing on lower rated borrowers, and an emphasis on frequent grading.
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
Loans to mortgage companies include commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Over 99% of the loans to mortgage companies are collateralized with government guaranteed loans. The loans are of short duration with maturities less than one year.
Commercial Real Estate loans include financings for commercial construction and nonconstruction loans. Income-producing CRE loans and draws on lines and letters of credit are to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Residential CRE loans are to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes and on a limited basis, for developing residential subdivisions. Active residential CRE lending is primarily focused in certain core markets with nearly all new originations made to “strategic” clients. FHN considers a “strategic” residential CRE borrower as a homebuilder who demonstrates the ability to withstand cyclical downturns, maintains active development and investment activities providing for regular financing opportunities, and is fundamentally sound as evidenced by a prudent loan structure, appropriate covenants and recourse, and capable and willing sponsors in markets with positive homebuilding and economic dynamics. The credit administration and ongoing monitoring of these portfolios consists of multiple internal control processes including stressing a borrower’s or project’s financial capacity utilizing numerous attributes such as interest rates, vacancy, and discount rates. Key information captured from the various portfolios is aggregated and utilized to assist with the assessment and adequacy of the ALLL and to steer portfolio management strategies.
Paycheck Protection Program Loans
Included in C&I loans are $4.2 billion of loans made under the Paycheck Protection Program ("PPP Loans") of the Small Business Administration ("SBA"). PPP Loans have been extended to businesses in response to the economic effects of the COVID-19 pandemic. PPP Loans are fully government guaranteed with the SBA making prepayments through a provision whereby partial or complete forgiveness is granted based on the nature and extent of each borrower's expenditures in relation to program requirements for payroll-related and other types of expenses. PPP Loans have maximum terms ranging from two to five years, with the amount of the loan forgiven by the SBA expected to be paid in the latter half of 2020 and the first half of 2021. Amounts not forgiven by the SBA will amortize over the applicable remaining loan term. Due to the government guarantee and forgiveness provisions, PPP Loans are considered to have no credit risk and receive no risk weighting for capital calculations.
Consumer Loans
The consumer real estate portfolio is primarily comprised of home equity lines and installment loans within FHN’s regional banking segment and jumbo mortgages and one-time-close (“OTC”) completed construction loans in FHN’s non-strategic segment that were originated through pre-2009 mortgage businesses. The corporate segment also includes loans that were previously included in off-balance sheet proprietary securitization trusts that were brought back into the loan portfolios at fair value through the execution of cleanup calls due to the relatively small balances left in the securitization and should continue to run-off. Generally performance of the consumer real estate portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices. FHN obtains first lien performance information from third parties and through loss mitigation activities.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 27

Note 4 – Loans and Leases (Continued)
Concentrations
FHN has a concentration of residential real estate loans (21% of total loans). Loans to finance and insurance companies total $3.1 billion (9% of the C&I portfolio, or 5% of the total loans). FHN had loans to mortgage companies totaling $5.6 billion (17% of the C&I segment, or 9% of total loans) as of September 30, 2020. As a result, 26% of the C&I portfolio is sensitive to impacts on the financial services industry.

Credit Quality Indicators

FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default (“PD”) and the loss given default (“LGD”) for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Special mention loans and leases have potential weaknesses that, if left uncorrected, may result in deterioration of FHN's credit position at some future date. Substandard commercial loans and leases have well-defined weaknesses and are characterized by the distinct possibility that FHN will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable.

The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of September 30, 2020:

	C&I
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior to 2016	LMC (a)	Revolving Loans	Revolving Loans converted to term loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$7,795,816	$5,770,378	$3,036,673	$1,917,886	$1,323,236	$2,414,920	$5,607,068	$4,533,240	$60,592	$32,459,809
Special Mention (PD grade 13)	86,675	75,224	53,067	22,692	45,640	80,438	—	123,383	47,364	534,483
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	107,126	111,716	109,639	50,811	60,082	46,871	—	165,173	10,007	661,425
Total C&I loans	$7,989,617	$5,957,318	$3,199,379	$1,991,389	$1,428,958	$2,542,229	$5,607,068	$4,821,796	$117,963	$33,655,717
(a)     LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    $40.0 million of C&I loans were converted from revolving to term in 2020.
(c)    2020 balance includes PPP loans.

	CRE
(Dollars in thousands)	2020	2019	2018	2017	2016	prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	2,099,167	3,244,741	1,940,046	1,410,004	1,056,094	2,015,504	300,752	18,836	12,085,144
Special Mention (PD grade 13)	15,089	31,230	97,016	35,573	83,254	45,875	4,065	—	312,102
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	676	2,481	22,018	41,211	8,180	31,746	7,329	—	113,641
Total CRE loans	2,114,932	3,278,452	2,059,080	1,486,788	1,147,528	2,093,125	312,146	18,836	12,510,887

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 28

Note 4 – Loans and Leases (Continued)
The following table provides the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of December 31, 2019.

	December 31, 2019
(Dollars in thousands)	C&I	Loans to Mortgage Companies	CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
Pass (PD grades 1 through 12) (a)	$15,035,946	$4,410,883	$4,252,361	$23,699,190	98%	$114,094
Special Mention (PD grade 13)	232,823	—	34,092	266,915	1	8,142
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	263,076	—	44,026	307,102	1	29,318
Collectively evaluated for impairment	15,531,845	4,410,883	4,330,479	24,273,207	100	151,554
Individually evaluated for impairment	82,438	—	1,563	84,001	—	6,196
Purchased credit-impaired loans	25,925	—	4,975	30,900	—	848
Total commercial loans	$15,640,208	$4,410,883	$4,337,017	$24,388,108	100%	$158,598

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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 29

Note 4 – Loans and Leases (Continued)
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of September 30, 2020. Within consumer real estate, classes include home equity line of credit ("HELOC") and real estate installment. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as revolving loans converted to term loans. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as a fixed term loan and are classified below in their vintage year from prior to 2016 to 2020. All loans in the following table classified in a vintage year are real estate installment loans.

	Consumer Real Estate
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$809,079	$1,242,805	$797,553	$677,865	$746,150	$1,910,304	$1,304,498	$178,921	$7,667,175
FICO score 720-739	96,670	168,223	110,859	81,669	93,933	205,824	204,419	30,342	991,939
FICO score 700-719	84,995	122,293	89,193	84,727	73,587	225,227	181,823	39,361	901,206
FICO score 660-699	88,346	146,789	143,213	88,989	91,062	316,577	263,818	63,156	1,201,950
FICO score 620-659	21,847	73,365	40,104	28,207	36,391	140,682	87,205	39,707	467,508
FICO score less than 620	357,712	48,100	53,006	61,476	97,995	323,215	99,561	57,026	1,098,091
Total	$1,458,649	$1,801,575	$1,233,928	$1,022,933	$1,139,118	$3,121,829	$2,141,324	$408,513	$12,327,869
(a) $22.7 million of HELOC loans were converted from revolving to term in 2020.

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of September 30, 2020.

	Credit Card and Other
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$45,014	$60,629	$67,379	$44,445	$27,990	$129,793	$143,754	$5,263	$524,267
FICO score 720-739	6,617	8,673	10,856	9,913	9,051	29,740	90,623	1,630	167,103
FICO score 700-719	6,172	9,215	9,903	8,635	4,567	42,102	41,039	1,731	123,364
FICO score 660-699	27,173	14,206	16,352	11,032	10,600	53,772	54,963	3,737	191,835
FICO score 620-659	3,526	5,559	7,990	5,761	12,823	29,168	19,492	1,406	85,725
FICO score less than 620	22,715	7,406	16,024	10,876	9,432	28,960	22,835	1,516	119,764
Total	$111,217	$105,688	$128,504	$90,662	$74,463	$313,535	$372,706	$15,283	$1,212,058
(a) $5.3 million of other consumer loans were converted from revolving to term in 2020.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 30

Note 4 – Loans and Leases (Continued)
The following table reflects the percentage of balances outstanding, by average refreshed FICO scores, for the HELOC and real estate installment classes of loans as of December 31, 2019.

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

Nonaccrual and Past Due Loans and Leases
Loans and leases are placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccrual are loans for which FHN continues to receive payments including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy.
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.
The following table reflects accruing and non-accruing loans and leases by class on September 30, 2020:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a) (b)	$27,815,798	$19,892	$149	$27,835,839	$126,674	$25,327	$60,809	$212,810	$28,048,649
Loans to mortgage companies	5,607,068	—	—	5,607,068	—	—	—	—	5,607,068
Total commercial and industrial	33,422,866	19,892	149	33,442,907	126,674	25,327	60,809	212,810	33,655,717
Commercial real estate:
CRE	12,444,693	15,133	—	12,459,826	42,517	2,531	6,013	51,061	12,510,887
Consumer real estate:
HELOC	2,467,907	11,884	6,892	2,486,683	47,101	4,628	11,425	63,154	2,549,837
R/E installment loans	9,631,513	22,922	6,663	9,661,098	54,606	3,394	58,934	116,934	9,778,032
Total consumer real estate	12,099,420	34,806	13,555	12,147,781	101,707	8,022	70,359	180,088	12,327,869
Credit card and other:
Credit card	267,880	1,513	789	270,182	242	38	49	329	270,511
Other	936,179	2,698	122	938,999	963	682	903	2,548	941,547
Total credit card and other	1,204,059	4,211	911	1,209,181	1,205	720	952	2,877	1,212,058
Total loans and leases, net of unearned income	$59,171,038	$74,042	$14,615	$59,259,695	$272,103	$36,600	$138,133	$446,836	$59,706,531

(a) $125.7 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(b) C&I loans include $209.4 million in TRUPs loans, which are presented net of an amortizing discount of $18.2 million.
FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 31

Note 4 – Loans and Leases (Continued)
The following table reflects accruing and non-accruing loans by class on December 31, 2019:

	Accruing				Non-Accruing
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a)	$15,532,579	$7,155	$237	$15,539,971	$36,564	$14,385	$23,363	$74,312	$15,614,283
Loans to mortgage companies	4,410,883	—	—	4,410,883	—	—	—	—	4,410,883
Purchased credit-impaired loans	23,840	287	1,798	25,925	—	—	—	—	25,925
Total commercial and industrial	19,967,302	7,442	2,035	19,976,779	36,564	14,385	23,363	74,312	20,051,091
Commercial real estate:
CRE	4,329,531	686	—	4,330,217	—	485	1,340	1,825	4,332,042
Purchased credit-impaired loans	4,752	128	95	4,975	—	—	—	—	4,975
Total commercial real estate	4,334,283	814	95	4,335,192	—	485	1,340	1,825	4,337,017
Consumer real estate:
HELOC	1,217,344	9,156	5,669	1,232,169	43,007	4,227	7,472	54,706	1,286,875
R/E installment loans	4,812,446	12,894	9,170	4,834,510	20,710	1,076	9,202	30,988	4,865,498
Purchased credit-impaired loans	18,720	2,770	3,276	24,766	—	—	—	—	24,766
Total consumer real estate	6,048,510	24,820	18,115	6,091,445	63,717	5,303	16,674	85,694	6,177,139
Credit card and other:
Credit card	198,917	1,076	1,178	201,171	—	—	—	—	201,171
Other	291,700	1,802	337	293,839	101	44	189	334	294,173
Purchased credit-impaired loans	323	98	99	520	—	—	—	—	520
Total credit card and other	490,940	2,976	1,614	495,530	101	44	189	334	495,864
Total loans and leases, net of unearned income	$30,841,035	$36,052	$21,859	$30,898,946	$100,382	$20,217	$41,566	$162,165	$31,061,111
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)     C&I loans include $218.3 million in TRUPs loans, which are presented net of an amortizing discount of $19.1 million.

Collateral-Dependent Loans

Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.

As of September 30, 2020, FHN had C&I loans with amortized cost of approximately $247.7 million that was based on the value of underlying collateral. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets.
During the three and nine months ended September 30, 2020, respectively, FHN recognized charge-offs of approximately $18.1 million and $31.1 million on these loans related to reductions in estimated collateral values.

Consumer HELOC and installment loans with amortized cost based on the value of underlying real estate collateral were approximately $9.7 million and $26.2 million, respectively, as of September 30, 2020. Charge-offs during the three and nine months ended September 30, 2020 were not significant for either portfolio segment.

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
A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 32

Note 4 – Loans and Leases (Continued)
difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance, loans that were modified during the three and nine months ended September 30, 2020 whose modifications met criteria outlined in either the CARES Act or revised intreragency statement were not accounted for as a TDR and have been excluded from the disclosures below.
On September 30, 2020 and December 31, 2019, FHN had $321.4 and $206.3 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $12.6 million, or 4% as of September 30, 2020, and $19.7 million, or 10% as of December 31, 2019. Additionally, $44.1 million and $51.1 million of loans held for sale as of September 30, 2020 and December 31, 2019, respectively, were classified as TDRs.
The following tables present the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and industrial:
C&I	83	$130,281	$119,591	87	$140,857	$128,723
Total commercial and industrial	83	130,281	119,591	87	140,857	128,723
Commercial real estate:
CRE	14	11,848	11,825	14	11,848	11,825
Total commercial real estate	14	11,848	11,825	14	11,848	11,825
Consumer real estate:
HELOC	35	2,623	2,584	47	3,687	3,626
R/E installment loans	44	6,075	6,022	94	15,379	15,260
Total consumer real estate	79	8,698	8,606	141	19,066	18,886
Credit card and other	10	80	76	50	334	313
Total troubled debt restructurings	186	$150,907	$140,098	292	$172,105	$159,747

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in thousands)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and industrial:
C&I	1	$62	$59	4	$14,179	$14,101
Total commercial and industrial	1	62	59	4	14,179	14,101
Consumer real estate:
HELOC	13	1,638	1,631	57	7,013	6,950
R/E installment loans	16	1,771	1,854	82	10,730	10,790
Total consumer real estate	29	3,409	3,485	139	17,743	17,740
Credit card and other	35	134	126	68	317	300
Total troubled debt restructurings	65	$3,605	$3,670	211	$32,239	$32,141

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 33

Note 4 – Loans and Leases (Continued)
The following tables present TDRs which re-defaulted during the three and nine months ended September 30, 2020 and 2019, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—
Total commercial (C&I)	—	—	—	—
Consumer real estate:
HELOC	1	32	8	34
R/E installment loans	6	839	16	841
Total consumer real estate	7	871	24	875
Credit card & other	7	24	21	24
Total troubled debt restructurings	14	$895	45	$899

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(Dollars in thousands)	Number	Recorded Investment	Number	Recorded Investment
Commercial (C&I):
General C&I	—	$—	—	$—
Total commercial (C&I)	—	—	—	—
Consumer real estate:
HELOC	2	99	4	198
R/E installment loans	1	7	2	45
Total consumer real estate	3	106	6	243
Credit card & other	8	45	23	77
Total troubled debt restructurings	11	$151	29	$320

Loans Acquired with Deteriorated Credit Quality

Upon FHN's adoption of CECL, purchased credit deteriorated ("PCD") loans are recorded at an initial amortized cost, which is the sum of the purchase price and the estimated credit losses recorded in the ALLL. Subsequent to this initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 34

Note 4 – Loans and Leases (Continued)
As discussed in Note 2, on July 1, 2020, FHN and IBKC closed their merger-of-equals transaction. On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. In connection with these transactions, FHN acquired approximately $25.9 billion in loans from IBKC and purchased approximately $423.4 million of branch loans from Truist Bank. For PCD loans acquired or purchased during the third quarter of 2020, a reconciliation of the unpaid principal balance, contractual cash flow owed to FHN at acquisition date, and purchase price is presented in the following table.

	Three Months Ended September 30, 2020
(Dollars in thousands)	C&I	CRE	Consumer Real Estate	Credit Card and Other	Total
Par value (UPB)	$4,074,927	$6,435,556	$2,393,677	$192,980	$13,097,140
Allowance for Loan Losses (a)	(137,702)	(100,123)	(44,141)	(4,845)	(286,811)
(Discount) Premium	(64,328)	3,485	(31,764)	(3)	(92,610)
Purchase Price	$3,872,897	$6,338,918	$2,317,772	$188,132	$12,717,719

Purchased Credit-Impaired Loans

Before the adoption of CECL on January 1, 2020, FHN applied the guidance in ASC 310-30 to loans that were identified as PCI loans at the acquisition date. The following table presents a rollforward of the accretable yield for the year ended December 31, 2019:

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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 35

Note 4 – Loans and Leases (Continued)
Impaired Loans
The following tables provide additional disclosures previously required by ASC Topic 310 related to FHN's December 31, 2019 balances. Information on impaired loans at December 31, 2019 was as follows:

	December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance recorded:
Commercial:
C&I	$52,672	$63,602	$—
CRE	1,563	1,563	—
Total	$54,235	$65,165	$—
Consumer:
HELOC (a)	$4,940	$10,438	$—
R/E installment loans (a)	7,593	10,054	—
Total	$12,533	$20,492	$—
Impaired loans with related allowance recorded:
Commercial:
C&I	$29,766	$31,536	$6,196
CRE	—	—	—
Total	$29,766	$31,536	$6,196
Consumer:
HELOC	$55,522	$59,122	$7,016
R/E installment loans	94,191	104,121	12,282
Credit card & other	653	653	422
Total	$150,366	$163,896	$19,720
Total commercial	$84,001	$96,701	$6,196
Total consumer	$162,899	$184,388	$19,720
Total impaired loans	$246,900	$281,089	$25,916
(a)All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 36

Note 4 – Loans and Leases (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30
	2019		2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
C&I	$64,558	$173	$62,553	$530
Loans to mortgage companies	18,628	—	12,419	—
CRE	1,690	3	1,576	30
Total	$84,876	$176	$76,548	$560
Consumer:
HELOC (a)	$6,495	$—	$6,852	$—
R/E installment loans (a)	8,147	—	8,564	—
Total	$14,642	$—	$15,416	$—
Impaired loans with related allowance recorded:
Commercial:
C&I	$14,620	$4	$10,892	$4
TRUPS	2,750	—	2,806	—
CRE	169	—	294	9
Total	$17,539	$4	$13,992	$13
Consumer:
HELOC	$60,312	$449	$62,650	$1,475
R/E installment loans	102,576	787	106,175	2,424
Credit card & other	710	4	697	13
Total	$163,598	$1,240	$169,522	$3,912
Total commercial	$102,415	$180	$90,540	$573
Total consumer	$178,240	$1,240	$184,938	$3,912
Total impaired loans	$280,655	$1,420	$275,478	$4,485
(a)All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 37

Note 5 – Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments ("RULC"), collectively the allowance for credit losses ("ACL"). The ALLL and the RULC are reported on the Consolidated Balance Sheets in the Allowance for loan and lease losses and in Other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the unfunded lending commitments are reported in the Consolidated Statements of Income as Provision for credit losses.
As discussed in Note 1 - Financial Information, FHN adopted ASU 2016-13 effective January 1, 2020. Financial information at September 30, 2020 reflects this adoption and historical financial information disclosed is in accordance with previously applicable GAAP.
Allowance for Loan and Lease Losses
The ALLL has been determined in accordance with ASC 326-20, which requires a recognition of current expected credit losses on the amortized cost basis of loans. During the first nine months of 2020, expected credit loss estimates were adversely affected across all portfolio segments due to the steep decline in macroeconomic forecasts due to the actual and projected effects of the COVID-19 pandemic. To a lesser extent, loan growth also resulted in a higher ALLL as those increased balances received a full life-of-loan allowance based on current macroeconomic projections.
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
In developing credit loss estimates for its loan portfolio, FHN evaluated multiple macroeconomic forecasts provided by Moody’s. FHN selected Moody’s baseline forecast as the primary source for its macroeconomic inputs, which are inclusive of the following assumptions related to the economic effects of the COVID-19 pandemic:
•Unemployment peak at 13% in 2Q20, with a baseline forecast of 9.5% for 4Q20 and dropping to 8.1% for 4Q21
•Annualized GDP growth rate of 2.8% in 4Q20
•V-shaped recovery for housing and some portions of consumer spending
•Fed funds rate near zero for at least the next two years.
Where macroeconomic forecast variables used in the models do not take into effect the impact of federal stimulus and bank-supported payment deferral and forbearance programs on the timing of grade migration and recognition of loss content, management adjusted model inputs qualitatively to account for this assistance.
During the nine months ended September 30, 2020, FHN also utilized targeted reviews of higher stressed loan portfolio (industries) that are most exposed to the effects of the COVID-19 pandemic, including Franchise Finance, Energy, Non-Profit, Arts & Entertainment, Restaurants outside of Franchise Finance, Nursing/Assisted Living and Hospitality within the C&I segment and CRE-Hospitality and CRE-Retail within the Commercial Real Estate segment. This analysis reviewed the level of impact from COVID-19 and the likelihood of additional financial assistance needed beyond 180 days. This analysis was utilized in developing qualitative adjustments to increase the recorded ALLL attributable to these components beyond the modeled results. FHN reviewed consumer deferrals and forbearance payment rates to analyze the likelihood customers will have difficulty making payments after the deferral or forbearance period ends. The analysis was utilized to develop an additional qualitative adjustment to increase the recorded ALLL for consumer real estate loans. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk and for instances where limited data for acquired loans is considered to affect modeled results.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 38

Note 5- Allowance for Credit Losses (Continued)
Reserve for Unfunded Lending Commitments
The measurement of expected credit losses for unfunded commitments mirrors that of loans with the additional estimate of future draw rates (timing and amount). Consistent with the ALLL, the decline in macroeconomic forecasts during the first nine months of 2020 resulted in higher credit expense for unfunded commitments. Excluding the acquired reserve for unfunded commitments, there was no significant change during the third quarter of 2020.

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

The following table provides a rollforward of the ALLL and RULC by portfolio type for the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of July 1, 2020	$318,722	$57,285	$143,757	$18,117	$537,881
Charge-offs (b)	(69,448)	(3,540)	(1,834)	(3,519)	(78,341)
Recoveries	3,200	2,243	5,311	997	11,751
Initial allowance on loans purchased with credit deterioration (b)	137,702	100,123	44,141	4,845	286,811
Provision for loan and lease losses (c)	98,918	51,847	74,055	5,180	230,000
Balance as of September 30, 2020	489,094	207,958	265,430	25,620	988,102

Reserve for remaining unfunded commitments:
Balance as of July 1, 2020	36,388	6,359	7,714	—	50,461
Initial reserve on loans acquired	11,760	26,306	3,185	8	41,259
Provision/(provision credit) for remaining unfunded commitments	(1,509)	(1,671)	180	—	(3,000)
Balance as of September 30, 2020	46,639	30,994	11,079	8	88,720

Allowance for loan and lease losses:
Balance as of January 1, 2020	122,486	36,112	28,443	13,266	200,307
Adoption of ASU 2016-13	18,782	(7,348)	92,992	1,968	106,394
Balance as of January 1, 2020, as adjusted	141,268	28,764	121,435	15,234	306,701
Charge-offs (b)	(94,400)	(4,182)	(6,112)	(10,007)	(114,701)
Recoveries	5,208	2,972	12,853	3,258	24,291
Initial allowance on loans purchased with credit deterioration (b)	137,702	100,123	44,141	4,845	286,811
Provision for loan and lease losses (c)	299,316	80,281	93,113	12,290	485,000
Balance as of September 30, 2020	$489,094	$207,958	$265,430	$25,620	$988,102

Reserve for remaining unfunded commitments:
Balance as of January 1, 2020	3,590	2,356	16	139	6,101
Adoption of ASU 2016-13	16,512	1,276	6,323	(139)	23,972
Balance as of January 1, 2020, as adjusted	20,102	3,632	6,339	—	30,073
Initial reserve on loans acquired	11,760	26,306	3,185	8	41,259
Provision for remaining unfunded commitments	14,777	1,056	1,555	—	17,388
Balance as of September 30, 2020	$46,639	$30,994	$11,079	$8	$88,720

Allowance for loan losses:
Balance as of July 1, 2019	$116,096	$32,953	$31,532	$12,168	$192,749
Charge-offs	(18,598)	(369)	(1,473)	(3,897)	(24,337)
Recoveries	3,245	181	5,055	1,256	9,737

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 39

Note 5- Allowance for Credit Losses (Continued)

Provision/(provision credit) for loan losses	13,387	2,860	(4,440)	3,193	15,000
Balance as of September 30, 2019	114,130	35,625	30,674	12,720	193,149

Reserve for remaining unfunded commitments:
Balance as of July 1, 2019	4,231	3,149	20	125	7,525
Provision/(provision credit) for remaining unfunded commitments	(406)	(231)	(5)	7	(635)
Balance as of September 30, 2019	3,825	2,918	15	132	6,890

Allowance for loan losses:
Balance as of January 1, 2019	98,947	31,311	37,439	12,727	180,424
Charge-offs	(28,289)	(924)	(5,991)	(11,883)	(47,087)
Recoveries	4,593	150	14,621	3,448	22,812
Provision/(provision credit) for loan losses	38,879	5,088	(15,395)	8,428	37,000
Balance as of September 30, 2019	114,130	35,625	30,674	12,720	193,149

Reserve for remaining unfunded commitments:
Balance as of January 1, 2019	4,240	3,242	27	109	7,618
Provision/(provision credit) for remaining unfunded commitments	(415)	(324)	(12)	23	(728)
Balance as of September 30, 2019	$3,825	$2,918	$15	$132	$6,890

(a) C&I loans as of September 30, 2020 include $4.2 billion in PPP loans which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b) The three and nine month periods ended September 30, 2020 exclude day 1 charge-offs and the related initial allowance on PCD loans is net of these amounts. Under the new CECL standard, the initial ALLL recognized on PCD assets included an additional $237.3 million for charged-off loans that had been written off prior to acquisition (whether full or partial) or which met FHN's charge-off policy at the time of acquisition. After charging these amounts off immediately upon acquisition, the net impact was 286.8 million of additional ALLL for PCD loans.
(c) Provision for loan and lease losses for the three and nine month periods ended September 30, 2020 includes $147.0 million recognized on non-PCD loans from the IBKC merger and Truist branch acquisition.

In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of September 30, 2020, FHN recognized approximately $1.1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table above. AIR and the related allowance for expected credit losses is included as a component of other assets.

The total amount of interest reversals from loans placed on nonaccrual status during the three and nine months ended September 30, 2020 was not material. In addition, the amount of income recognized on nonaccrual loans for the three and nine months ended in September 30, 2020 was not material.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 40

Note 6- Mortgage Banking Activity
FHN originates mortgage loans for sale into the secondary market. The loans originated for sale primarily consist of residential first mortgages that conform to standards established by the government-sponsored entities ("GSEs") that are major investors in U.S. home mortgages, but can also consist of junior lien loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis.

Mortgage Servicing Rights
Effective with the IBKC merger, FHN made an election to record mortgage servicing rights at the lower of cost or market value and amortize over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights are included in Other assets on the Consolidated Balance Sheets. Mortgage servicing rights had the following carrying values as of the period indicated.

	September 30, 2020
(Dollars in thousands)	Gross Carrying Amount	Valuation Allowance	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	22,142	(61)	(1,413)	20,668
In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of September 30, 2020 and December 31, 2019.
Total mortgage servicing fees included in Mortgage banking and title income were $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Total mortgage servicing fees included in Mortgage banking and title income were $1.4 million for the nine months ended September 30, 2020 and 2019.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 41

Note 7 – Goodwill and Other Intangible Assets

Goodwill

Gross goodwill, accumulated impairments, and accumulated divestiture related write-offs were determined beginning January 1, 2002, when a change in accounting requirements resulted in goodwill being assessed for impairment rather than being amortized. Gross goodwill of $200.0 million with accumulated impairments and accumulated divestiture-related write-offs of $114.1 million and $85.9 million, respectively, were previously allocated to the non-strategic segment, resulting in $0 net goodwill allocated to the non-strategic segment as of September 30, 2020 and December 31, 2019. The regional banking and fixed income segments do not have any accumulated impairments or divestiture related write-offs.

On July 1, 2020, FHN completed its merger-of-equals transaction with IBERIABANK Corporation. In connection with the merger, FHN recorded a $532.2 million purchase accounting gain, based on preliminary fair value estimates.

On July 17, 2020, FHN completed its purchase of 30 branches from Truist Bank. In relation to the acquisition, FHN recorded $77.6 million in goodwill, based on preliminary fair value estimates. See Note 2 - Acquisitions and Divestitures for additional information regarding these transactions.

FHN performed the required annual goodwill impairment test as of October 1, 2019. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary. FHN is currently in the process of performing its annual impairment test as of October 1, 2020.

The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Regional Banking	Fixed Income	Total
December 31, 2018	$1,289,819	$142,968	$1,432,787
Additions	—	—	—
September 30, 2019	$1,289,819	$142,968	$1,432,787

December 31, 2019	$1,289,819	$142,968	$1,432,787
Additions	77,644	—	77,644
September 30, 2020	$1,367,463	$142,968	$1,510,431

Intangible assets subject to amortization

In connection with the IBKC merger and the Truist branch acquisition, FHN recorded $206.7 million and $7.0 million of core deposit intangible assets, respectively. Core deposit intangible assets are subject to amortization over a ten years period. In connection with the IBKC merger, FHN recorded $14.0 million of customer relationship intangible assets, $10.3 million of purchased credit card intangible assets, and $6.8 million of title plant related to title company operations. The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$370,850	$(68,902)	$301,948	$157,150	$(47,372)	$109,778
Customer relationships	37,000	(7,037)	29,963	77,865	(60,150)	17,715
Other (a)	38,685	(4,896)	33,789	5,622	(2,915)	2,707
Total	$446,535	$(80,835)	$365,700	$240,637	$(110,437)	$130,200
(a)Includes noncompete covenants, purchased credit card intangible assets, and state banking licenses not subject to amortization.
FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 42

Note 7 – Goodwill and Other Intangible Assets (Continued)
Amortization expense was $14.6 million and $6.2 million for the three months ended September 30, 2020 and 2019, respectively and $25.2 million and $18.6 million for nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 the estimated aggregated amortization expense is expected to be:

(Dollars in thousands)
Year	Amortization
Remainder of 2020	$14,921
2021	55,943
2022	51,498
2023	47,859
2024	44,040
2025	37,145

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 43

Note 8 - Preferred Stock

At September 30, 2020, FHN had issued and outstanding shares of non-cumulative perpetual preferred stock in five Series, designated A, B, C, D, and E. For each Series, FHN caused depositary shares to be issued, each of which represents a fractional ownership interest in a share of the related Series of preferred stock. Series A was issued in 2013, while the other four Series were issued in 2020. Series B, C, and D were issued on July 2, 2020 as substitutes for corresponding series of IBKC preferred stock. Series E was issued and sold on May 28, 2020 for net proceeds of approximately $145 million.

•Series A. FHN’s Series A preferred stock consists of 1,000 shares authorized, with 1,000 outstanding shares having an aggregate liquidation preference amount of $100 million. Dividends will accrue and be payable on the Series A Preferred Stock, if declared by FHN's Board of Directors, and will be paid quarterly, in arrears, at an annual rate of 6.200%.

•Series B. FHN’s Series B preferred stock consists of 8,625 shares authorized, with 8,000 outstanding shares having an aggregate liquidation preference amount of $80 million. Dividends will accrue and be payable on the Series B preferred stock, if declared by FHN's Board of Directors, and (i) will be paid semi-annually, in arrears, at an annual rate equal to 6.625% for each period from, and including, February 1, 2020 to, but excluding, August 1, 2025 and (ii) will be paid quarterly, in arrears, at an annual rate equal to three-month LIBOR plus 4.262% for each period beginning on or after August 1, 2025.

•Series C. FHN’s Series C preferred stock consists of 5,750 shares authorized, with 5,750 outstanding shares having an aggregate liquidation preference amount of $57.5 million. Dividends will accrue and be payable on the Series C preferred stock, if declared by FHN's Board of Directors, and will be paid quarterly, in arrears, at an annual rate equal to (i) 6.600% for each period from, and including, May 1, 2020 to, but excluding, May 1, 2026 and (ii) three-month LIBOR plus 4.920% for each period beginning on or after May 1, 2026.

•Series D. FHN’s Series D preferred stock consists of 10,000 shares authorized, with 10,000 outstanding shares having an aggregate liquidation preference amount of $100 million. Dividends will accrue and be payable on the Series D preferred stock, if declared by the FHN's Board of Directors, and (i) will be paid semi-annually, in arrears, at an annual rate equal to 6.100% for each period from, and including May 1, 2020 to, but excluding, May 1, 2024 and (ii) will be paid quarterly, in arrears, at an annual rate equal to three-month LIBOR plus 3.859% for each period on or after May 1, 2024.

•Series E. FHN’s Series E preferred stock consists of 1,725 shares authorized, with 1,500 outstanding shares having an aggregate liquidation preference amount of $150 million. Dividends will accrue and be payable on the Series E Preferred Stock, if declared by FHN's Board of Directors, and will be paid quarterly, in arrears, at an annual rate of 6.500%.

Excluding the Series D preferred stock, the preferred stock qualifies as Tier 1 Capital for FHN. No Series of preferred stock has any stated maturity and redemption is solely at the option of FHN. Under current rules, any redemption of the preferred stock is subject to prior approval of the FRB.

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

					September 30, 2020	December 31, 2019
(dollars in thousands)	Issuance Date	Earliest Redemption Date*	Annual Dividend Rate	Liquidation Amount	Carrying Amount	Carrying Amount
Series A Preferred Stock	1/31/2013	4/10/2018	6.200%	$100,000	$95,624	$95,624
Series B Preferred Stock	7/2/2020	8/1/2025	6.625%	80,000	77,348	—
Series C Preferred Stock	7/2/2020	5/1/2026	6.600%	57,500	59,084	—
Series D Preferred Stock	7/2/2020	5/1/2024	6.100%	100,000	93,649	—
Series E Preferred Stock	5/28/2020	10/10/2025	6.500%	150,000	144,665	—
				$487,500	$470,370	$95,624

*Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 44

Note 9 – Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2020	$118,327	$16,305	$(269,430)	$(134,798)
Net unrealized gains (losses)	(6,121)	(805)	(141)	(7,067)
Amounts reclassified from AOCI	1,003	(2,128)	2,520	1,395
Other comprehensive income (loss)	(5,118)	(2,933)	2,379	(5,672)
Balance as of September 30, 2020	$113,209	$13,372	$(267,051)	$(140,470)

Balance as of January 1, 2020	$31,079	$3,227	$(273,914)	$(239,608)
Net unrealized gains (losses)	81,127	13,998	(163)	94,962
Amounts reclassified from AOCI	1,003	(3,853)	7,026	4,176
Other comprehensive income (loss)	82,130	10,145	6,863	99,138
Balance as of September 30, 2020	$113,209	$13,372	$(267,051)	$(140,470)

(Dollars in thousands)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2019	$21,071	$2,184	$(285,744)	$(262,489)
Net unrealized gains (losses)	16,889	1,855	—	18,744
Amounts reclassified from AOCI	—	989	2,102	3,091
Other comprehensive income (loss)	16,889	2,844	2,102	21,835
Balance as of September 30, 2019	$37,960	$5,028	$(283,642)	$(240,654)

Balance as of January 1, 2019	$(75,736)	$(12,112)	$(288,768)	$(376,616)
Net unrealized gains (losses)	113,495	13,367	—	126,862
Amounts reclassified from AOCI	201	3,773	5,126	9,100
Other comprehensive income (loss)	113,696	17,140	5,126	135,962
Balance as of September 30, 2019	$37,960	$5,028	$(283,642)	$(240,654)

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 45

Note 9 – Components of Other Comprehensive Income (Loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI	2020	2019	2020	2019	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains) losses on securities AFS	$1,323	$—	$1,323	$267	Securities gains (losses), net
Tax expense (benefit)	(320)	—	(320)	(66)	Provision (benefit) for income taxes
	1,003	—	1,003	201
Cash flow hedges:
Realized (gains) losses on cash flow hedges	(2,807)	1,313	(5,084)	5,012	Interest and fees on loans and leases
Tax expense (benefit)	679	(324)	1,231	(1,239)	Provision (benefit) for income taxes
	(2,128)	989	(3,853)	3,773
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain (loss)	3,325	2,792	9,270	6,809	All other expense
Tax expense (benefit)	(805)	(690)	(2,244)	(1,683)	Provision (benefit) for income taxes
	2,520	2,102	7,026	5,126
Total reclassification from AOCI	$1,395	$3,091	$4,176	$9,100

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 46

Note 10 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2020	2019	2020	2019
Net income	$539,038	$113,943	$612,175	$331,090
Net income attributable to noncontrolling interest	2,977	2,883	8,680	8,555
Net income attributable to controlling interest	536,061	111,060	603,495	322,535
Preferred stock dividends	12,722	1,550	15,822	4,650
Net income available to common shareholders	$523,339	$109,510	$587,673	$317,885

Weighted average common shares outstanding—basic	549,690	311,888	391,699	314,442
Effect of dilutive securities	1,156	1,917	1,014	1,959
Weighted average common shares outstanding—diluted	550,846	313,805	392,713	316,401

Net income per share available to common shareholders	$0.95	$0.35	$1.50	$1.01
Diluted income per share available to common shareholders	$0.95	$0.35	$1.50	$1.00
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2020	2019	2020	2019
Stock options excluded from the calculation of diluted EPS	8,306	1,883	4,564	2,413
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$15.32	$21.21	$17.05	$21.36
Other equity awards excluded from the calculation of diluted EPS	6,824	2,094	4,826	1,815

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 47

Note 11 – Contingencies and Other Disclosures
CONTINGENCIES
Contingent Liabilities Overview
Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former businesses. Certain matters of that sort are pending at most times, and FHN generally cooperates when those matters arise. Pending and threatened litigation matters sometimes are settled by the parties, and sometimes pending matters are resolved in court or before an arbitrator, or are withdrawn. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes a loss contingency liability for a litigation matter when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2020, the aggregate amount of liabilities established for all such loss contingency matters was $1.3 million. These liabilities are separate from those discussed under the heading “Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2020, FHN is unable to estimate any material reasonably possible loss ("RPL") for contingency matters in future periods in excess of currently established liabilities.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Material Matters
In the first quarter of 2020, a former shareholder of Capital Bank Financial Corp. ("CBF") filed a putative class action suit, Searles v. DeMartini et al, No. 2020-0136 (Del. Chancery), against certain former directors, officers, and shareholders of CBF, alleging, among other things, that defendants breached certain fiduciary duties in connection with CBF's merger with FHN in 2017. Plaintiff claims unspecified damages related to the merger consideration and opportunity loss. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: whether a class will be certified and, if so, the composition of the class; the amount of potential damages

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 48

Note 11 – Contingencies and Other Disclosures (Continued)
that might be awarded, if any; of any such damages amount, the amount that FHN would be obliged to indemnify; the availability of applicable insurance; and the outcome of discovery, which has not yet begun.
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
FHN also is contending with indemnification claims related to servicing obligations. The most significant is from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and was FHN’s subservicer. Nationstar asserts several categories of indemnity obligations in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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
Mortgage Loan Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $15.9 million and $14.5 million as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, a significant majority of the liability related to legacy FHN's pre-2009 mortgage business. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within Other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 49

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
FHN anticipates making benefit payments under the non-qualified plans of $5.2 million in 2020. Payments made under the non-qualified plans were $5.2 million for 2019.

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
Service cost is included in Personnel expense in the Consolidated Statements of Income. All other components of net periodic benefit cost are included in Other expense.
The components of net periodic benefit cost for the three months ended September 30 were as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$8	$7	$25	$23
Interest cost	5,844	7,505	304	358
Expected return on plan assets	(7,000)	(9,335)	(325)	(314)
Amortization of unrecognized:
Prior service cost (credit)	—	—	8	—
Actuarial (gain) loss	3,381	2,546	(64)	(112)
Net periodic benefit cost (credit)	$2,233	$723	$(52)	$(45)

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 50

Note 12 – Pension, Savings, and Other Employee Benefits (Continued)
The components of net periodic benefit cost for the nine months ended September 30 were as follows:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost
Service cost	$24	$23	$74	$71
Interest cost	17,663	22,655	915	1,060
Expected return on plan assets	(19,337)	(27,681)	(947)	(852)
Amortization of unrecognized:
Prior service cost (credit)	—	—	24	—
Actuarial (gain) loss	9,829	7,416	(218)	(346)
Net periodic benefit cost (credit)	$8,179	$2,413	$(152)	$(67)

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 51

Note 13 – Business Segment Information

FHN has four business segments: regional banking, fixed income, corporate, and non-strategic. The regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers in the southern and southeastern U.S. and other selected markets. Regional banking also provides investments, wealth management, financial planning, trust services and asset management, mortgage banking, title, credit card, and cash management services. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally. The fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales. The corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain (loss) on extinguishment of debt, acquisition- and integration-related costs, expenses associated with rebranding initiatives, and various charges related to restructuring, repositioning, and efficiency efforts. The non-strategic segment consists of run-off consumer lending activities, pre-2009 mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

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

The following table reflects the amounts of consolidated revenue, expense, tax, and average assets for each segment for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Consolidated
Net interest income	$532,365	$300,676	$1,140,511	$898,794
Provision for credit losses (a)	227,000	14,366	502,388	36,273
Noninterest income	822,923	171,735	1,203,948	470,773
Noninterest expense	587,040	308,306	1,210,139	904,883
Income before income taxes	541,248	149,739	631,932	428,411
Provision for income taxes	2,210	35,796	19,757	97,321
Net income	$539,038	$113,943	$612,175	$331,090
Average assets	$81,683,111	$41,940,901	$57,810,478	$41,359,574
(a)Increase in provision expense for the three and nine months ended September 30, 2020 is primarily due to provision related to non-PCD loans acquired in the IBKC merger and Truist branch acquisition and the economic forecast attributable to the COVID-19 pandemic.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 52

Note 13 – Business Segment Information (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Regional Banking
Net interest income	$583,907	$302,467	$1,233,654	$885,932
Provision for credit losses	227,326	19,839	501,453	50,967
Noninterest income	172,457	85,930	333,669	240,555
Noninterest expense	373,680	193,956	768,870	586,697
Income before income taxes	155,358	174,602	297,000	488,823
Provision for income taxes	34,744	41,795	65,497	115,266
Net income	$120,614	$132,807	$231,503	$373,557
Average assets	$64,371,210	$31,632,768	$44,170,906	$30,231,372
Fixed Income
Net interest income	$11,632	$5,309	$36,088	$18,809
Noninterest income	110,783	77,808	319,741	197,238
Noninterest expense	67,395	67,582	231,488	173,656
Income before income taxes	55,020	15,535	124,341	42,391
Provision for income taxes	13,456	3,707	30,236	10,001
Net income	$41,564	$11,828	$94,105	$32,390
Average assets	$3,002,282	$2,882,478	$3,341,255	$2,952,925
Corporate
Net interest income (expense)	$(69,187)	$(13,252)	$(145,847)	$(28,136)
Noninterest income	539,668	7,359	548,891	30,112
Noninterest expense	142,894	42,297	199,461	139,052
Income (loss) before income taxes	327,587	(48,190)	203,583	(137,076)
Provision (benefit) for income taxes	(46,785)	(11,632)	(77,690)	(36,416)
Net income (loss)	$374,372	$(36,558)	$281,273	$(100,660)
Average assets	$13,595,544	$6,434,633	$9,527,471	$7,098,500
Non-Strategic
Net interest income	$6,013	$6,152	$16,616	$22,189
Provision/(provision credit) for loan losses	(326)	(5,473)	935	(14,694)
Noninterest income	15	638	1,647	2,868
Noninterest expense	3,071	4,471	10,320	5,478
Income before income taxes	3,283	7,792	7,008	34,273
Provision for income taxes	795	1,926	1,714	8,470
Net income	$2,488	$5,866	$5,294	$25,803
Average assets	$714,075	$991,022	$770,846	$1,076,777

Certain previously reported amounts have been reclassified to agree with current presentation.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 53

Note 13 – Business Segment Information (Continued)
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Fixed income (a)	380	110,563	—	—	110,943
Mortgage banking and title income	65,569	—	23	(89)	65,503
Deposit transactions and cash management	40,500	—	1,528	28	42,056
Brokerage, management fees and commissions	19,595	—	(1,704)	—	17,891
Trust services and investment management	14,599	—	(2,858)	—	11,741
Bankcard income	10,150	—	277	30	10,457
Securities gains (losses), net (b)	—	—	(1,170)	—	(1,170)
Purchase accounting gain	—	—	532,150	—	532,150
Other income (c)	21,664	220	11,422	46	33,352
Total noninterest income	$172,457	$110,783	$539,668	$15	$822,923
(a)Includes $9.9 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

	Three months ended September 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Fixed income (a)	57	77,588	—	—	77,645
Mortgage banking and title income	1,643	—	—	376	2,019
Deposit transactions and cash management	32,624	—	1,721	34	34,379
Brokerage, management fees and commissions	14,157	—	—	—	14,157
Trust services and investment management	7,190	—	(27)	—	7,163
Bankcard income	7,030	11	63	(87)	7,017
Securities gains (losses), net (b)	—	—	97	—	97
Other income (c)	23,229	209	5,505	315	29,258
Total noninterest income	$85,930	$77,808	$7,359	$638	$171,735
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)Includes $9.2 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards
Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC
606.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 54

Note 13 – Business Segment Information (Continued)
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non-Strategic	Consolidated
Fixed income (a)	582	318,417	—	—	318,999
Deposit transactions and cash management	98,906	—	4,131	96	103,133
Mortgage banking and title income	71,168	—	23	881	72,072
Brokerage, management fees and commissions	48,799	—	(1,703)	—	47,096
Trust services and investment management	29,562	—	(2,893)	—	26,669
Bankcard income	23,853	—	421	88	24,362
Securities gains (losses), net (b)	—	—	(2,638)	—	(2,638)
Purchase accounting gain	—	—	532,150	—	532,150
Other income (c)(d)	60,799	1,324	19,400	582	82,105
Total noninterest income	$333,669	$319,741	$548,891	$1,647	$1,203,948
(a)Includes $28.6 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.
(d)Corporate balance includes negative deferred compensation income driven by equity market valuations.

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Regional Banking	Fixed Income	Corporate	Non- Strategic	Consolidated
Fixed income (a)	120	196,582	—	1,106	197,808
Mortgage banking and title income	5,119	—	—	1,358	6,477
Deposit transactions and cash management	93,316	4	4,956	98	98,374
Brokerage, management fees and commissions	40,910	—	—	—	40,910
Trust services and investment management	22,148	—	(71)	—	22,077
Bankcard income	20,670	11	185	(542)	20,324
Securities gains (losses), net (b)	—	—	177	—	177
Purchase accounting gain	—	—	—	—	—
Other income (c)(d)	58,272	641	24,865	848	84,626
Total noninterest income	$240,555	$197,238	$30,112	$2,868	$470,773
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)Includes $23.6 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards
Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC
606.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 55

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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets:
Other assets	$154,783	$91,873
Total assets	$154,783	$91,873
Liabilities:
Other liabilities	$131,782	$70,830
Total liabilities	$131,782	$70,830
Nonconsolidated Variable Interest Entities
Low Income Housing Partnerships. Through designated wholly-owned subsidiaries, First Horizon Bank, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the Low Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the limited partnerships include the identification, development, and operation of multi-family housing units that are leased to qualifying residential tenants generally within FHN’s primary geographic region. LIHTC partnerships are considered VIEs as the subsidiaries represent the holders of the equity investment at risk but do not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. The subsidiaries could absorb losses that are significant to the LIHTC partnerships as they have a risk of loss for their capital contributions and funding commitments to each partnership. The general partners are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond the subsidiaries’ initial capital contributions and funding commitments.
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). LIHTC investments that do not qualify for the

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 56

Note 14 – Variable Interest Entities (Continued)
proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not material for the three or nine months ended September 30, 2020 and 2019.
The following table summarizes the impact to the Provision (benefit) for income taxes on the Consolidated Statements of Income for the three and nine months ended September 30, 2020, and 2019 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Provision (benefit) for income taxes:
Amortization of qualifying LIHTC investments	$8,273	$4,436	$19,586	$12,721
Low income housing tax credits	(6,738)	(3,607)	(16,094)	(10,758)
Other tax benefits related to qualifying LIHTC investments	(3,034)	(1,751)	(8,172)	(4,970)

Other Tax Credit Investments. Through designated subsidiaries, First Horizon Bank periodically makes equity investments as a non-managing member in various limited liability companies (“LLCs”) that sponsor community development projects utilizing the New Market Tax Credit (“NMTC”) pursuant to Section 45 of the Internal Revenue Code. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. The activities of the LLCs include providing investment capital for low-income communities within FHN’s primary geographic region. A portion of the funding of the investment in a NMTC LLC is obtained via a loan from an unrelated third-party that is typically a community development enterprise. The NMTC LLCs are considered VIEs as First Horizon Bank's subsidiaries represent the holders of the equity investment at risk but do not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. While the subsidiaries could absorb losses that are significant to the NMTC LLCs as they have a risk of loss for their initial capital contributions, the managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the NMTC LLCs’ economic performance and the managing members are exposed to all losses beyond the subsidiaries' initial capital contributions.
First Horizon Bank also makes equity investments as a limited partner or non-managing member in entities that receive Historic Tax Credits pursuant to Section 47 of the Internal Revenue Code. The purpose of these entities is the rehabilitation of historic buildings with the tax credits provided to incent private investment in the historic cores of cities and towns. These entities are considered VIEs as the subsidiaries represent the holders of the equity investment at risk but do not have the ability to direct the activities that most significantly affect the performance of the entity through voting rights or similar rights. The subsidiaries could absorb losses that are significant to the entities as they have a risk of loss for their capital contributions and funding commitments to each partnership. The managing members are considered the primary beneficiaries as managerial functions give them the power to direct the activities that most significantly impact the entities’ economic performance and the managing members are exposed to all losses beyond the subsidiaries’ initial capital contributions and funding commitments.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 57

Note 14 – Variable Interest Entities (Continued)
However, since First Horizon Bank did not retain servicing or other decision making rights, First Horizon Bank is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, First Horizon Bank has accounted for the funds received through the securitization as a term borrowing in its Consolidated Balance Sheets. First Horizon Bank has no contractual requirements to provide financial support to the trust.
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

Proprietary Trust Preferred Issuances. In conjunction with its acquisitions, FHN has acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 58

Note 14 – Variable Interest Entities (Continued)
The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2020:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$338,558	$166,931	(a)
Other tax credit investments (b)	66,172	34,993	Other assets
Small issuer trust preferred holdings (c)	209,442	—	Loans and leases
On-balance sheet trust preferred securitization	32,031	82,143	(d)
Proprietary residential mortgage securitizations	471	—	Trading securities
Holdings of agency mortgage-backed securities (c)	7,386,169	—	(e)
Commercial loan troubled debt restructurings (f)	177,949	—	Loans and leases
Sale-leaseback transaction	17,993	—	(g)
Proprietary trust preferred issuances (h)	—	287,124	Term borrowings
(a)Maximum loss exposure represents $171.7 million of current investments and $166.9 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112.5 million classified as Loans and leases, and $1.7 million classified as Trading securities which are offset by $82.1 million classified as Term borrowings.
(e)Includes $0.9 billion classified as Trading securities and $6.5 billion classified as Securities available for sale.
(f)Maximum loss exposure represents $172.8 million of current receivables and contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring were $5.1 million.
(g)Maximum loss exposure represents the current loan balance plus additional funding commitments.
(h)No exposure to loss due to nature of FHN's involvement.
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2019:

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$237,668	$136,404	(a)
Other tax credit investments (b) (c)	6,282	—	Other assets
Small issuer trust preferred holdings (d)	238,397	—	Loans and leases
On-balance sheet trust preferred securitization	33,265	80,908	(e)
Proprietary residential mortgage securitizations	941	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,537,685	—	(f)
Commercial loan troubled debt restructurings (g)	45,169	—	Loans and leases
Sale-leaseback transaction	18,111	—	(h)
Proprietary trust preferred issuances (i)	—	167,014	Term borrowings
(a)Maximum loss exposure represents $101.3 million of current investments and $136.4 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2023.
(b)A liability is not recognized as investments are written down over the life of the related tax credit.
(c)Maximum loss exposure represents current investment balance. As of December 31, 2019, there were no investments funded through loans from community development enterprises.
(d)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(e)Includes $112.5 million classified as Loans and leases, and $1.7 million classified as Trading securities which are offset by $80.9 million classified as Term borrowings.
(f)Includes $0.5 billion classified as Trading securities and $4.0 billion classified as securities available for sale.
(g)Maximum loss exposure represents $43.4 million of current receivables and $1.8 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(h)Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.
(i)No exposure to loss due to nature of FHN's involvement.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 59

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2020 and December 31, 2019, respectively, FHN had $289.5 million and $136.6 million of cash receivables and $141.9 million and $53.0 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHN’s fixed income segment trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to customers. When these securities settle on a delayed basis, they are considered forward contracts. Fixed income also enters into interest rate contracts, including caps, swaps, and floors, for its customers. In addition, fixed income enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized currently in fixed income noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within Other assets and Other liabilities. The FHN Financial Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $98.9 million and $63.6 million for the three months

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 60

Note 15 – Derivatives (Continued)
ended September 30, 2020 and 2019, and $277.5 million and $162.7 million for the nine months ended September 30, 2020 and 2019, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income on the Consolidated Statements of Income.
The following tables summarize FHN’s derivatives associated with fixed income trading activities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,847,085	$240,218	$2,444
Offsetting upstream interest rate contracts	3,847,085	2,317	16,828
Forwards and futures purchased	15,069,709	41,553	3,456
Forwards and futures sold	15,596,324	5,788	39,018

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,697,522	$65,768	$6,858
Offsetting upstream interest rate contracts	2,697,522	2,583	3,994
Option contracts purchased	40,000	131	—
Forwards and futures purchased	9,217,350	17,029	3,187
Forwards and futures sold	9,403,112	3,611	16,620

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

FHN has designated a derivative transaction in a hedging strategy to manage interest rate risk on $500.0 million of senior debt which matures in December 2020. This qualifies for hedge accounting under ASC 815-20 using the long-haul method. FHN entered into a pay floating, receive fixed interest rate swap to hedge the interest rate risk of the senior debt. FHN has provided notice of its intent to exercise the early redemption option for this senior debt on November 15, 2020.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 61

Note 15 – Derivatives (Continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$6,667,600	$487,005	$303
Offsetting upstream interest rate contracts	6,667,600	303	25,997
Debt Hedging
Hedging Instruments:
Interest rate swaps	$500,000	$13	N/A
Hedged Items:
Term borrowings:
Par	N/A	N/A	$500,000
Cumulative fair value hedging adjustments	N/A	N/A	729
Unamortized premium (discount) and issuance costs	N/A	N/A	(74)
Total carrying value	N/A	N/A	$500,655

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$3,044,067	$90,394	$3,515
Offsetting upstream interest rate contracts	3,044,067	3,537	9,735
Debt Hedging
Hedging Instruments:
Interest rate swaps	$500,000	N/A	$69
Hedged Items:
Term borrowings:
Par	N/A	N/A	$500,000
Cumulative fair value hedging adjustments	N/A	N/A	(1,604)
Unamortized premium (discount) and issuance costs	N/A	N/A	(740)
Total carrying value	N/A	N/A	$497,656

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 62

Note 15 – Derivatives (Continued)
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(14,050)	$44,375	$197,346	$124,193
Offsetting upstream interest rate contracts (a)	14,050	(44,375)	(197,346)	(124,193)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$(1,421)	$1,994	$2,776	$12,969
Hedged Items:
Term borrowings (a) (c)	1,412	(2,004)	(2,333)	(12,876)
(a)Gains (losses) included in Other expense within the Consolidated Statements of Income.
(b)Gains (losses) included in Interest expense.
(c)Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
In first quarter 2016, FHN entered into a pay floating, receive fixed interest rate swap in a hedging strategy to manage its exposure to the variability in cash flows related to the interest payments for the following five years on $250 million principal of debt instruments, which primarily consist of held-to-maturity trust preferred loans that have variable interest payments based on 3-month LIBOR. In first quarter 2017, FHN initiated cash flow hedges of $650 million notional amount that had initial durations between three years and seven years. $200 million of these swaps expired in first quarter 2020. In conjunction with the IBKC merger, FHN acquired interest rate contracts (floors and collars) with a notional value of $800 million and initial remaining terms between 11 and 34 months which have been re-designated as cash floor hedges. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR. These qualify for hedge accounting as cash flow hedges under ASC 815-20. All changes in the fair value of these derivatives are recorded as a component of AOCI. Amounts are reclassified from AOCI to earnings as the hedged cash flows affect earnings. Interest paid or received for these swaps is recognized as an adjustment to interest income of the assets whose cash flows are being hedged.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,500,000	$35,606	N/A
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,500,000	N/A

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 63

Note 15 – Derivatives (Continued)

	December 31, 2019
(Dollars in thousands)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$900,000	N/A	$241
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900,000	N/A
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in thousands)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(7,799)	$3,840	$9,644	$22,954
Gain (loss) recognized in Other comprehensive income (loss)	(805)	1,855	13,998	13,367
Gain (loss) reclassified from AOCI into Interest income	(2,128)	989	(3,853)	3,773
(a)Approximately $26.5 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

Other Derivatives

As part of the merger with IBKC, FHN acquired mortgage banking operations that include the origination and sale of loans into the secondary market. As part of the origination of loans, FHN enters into interest rate lock commitments with borrowers. Additionally, FHN enters into forward sales contracts with buyers for delivery of loans at a future date.

Both of these contracts qualify as freestanding derivatives and are recognized at fair value through earnings. The notional and fair values of these contracts are presented in the table below. Balances and activity for periods prior to the IBKC merger were not significant.

	September 30, 2020
(Dollars in thousands)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$698,744	$21,677	$223
Forward contracts purchased	753,660	859	2,577

The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and nine month periods ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
(Dollars in thousands)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$7,434	$7,434
Forward contracts purchased	(9,633)	(9,633)

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 64

Note 15 – Derivatives (Continued)
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

As of September 30, 2020 and December 31, 2019, the derivative liabilities associated with the sales of Visa Class B shares were $15.6 million and $22.8 million, respectively. See Note 17 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2020 and December 31, 2019, these loans were valued at $9.1 million and $18.4 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. FHN’s counterparties in these contracts are other lending institutions involved in the loan participation/syndication arrangements for which the underlying interest rate derivative contract is intended to hedge interest rate risk for the borrower. FHN will make (other institution is the lead bank) or receive (FHN is the lead bank) payments for risk participations if the borrower defaults on its obligation to perform under the terms of its interest rate derivative agreement with the lead bank in the participation. As of September 30, 2020 the notional values of FHN’s risk participations were $248.5 million of derivative assets and $543.0 million of derivative liabilities. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. As of September 30, 2020, FHN had recognized $342 thousand of derivative assets and $1.5 million of derivative liabilities associated with risk participation agreements.
In conjunction with the IBKC merger, FHN obtained certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s consolidated balance sheets. As of September 30, 2020, FHN had recognized $1.3 million of both assets and liabilities associated with these contracts.
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
Interest rate derivatives are subject to agreements consistent with standard agreement forms of the International Swap and Derivatives Association (“ISDA”). Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a counterparty with access to a clearinghouse occurs and initial margin is posted. Cash margin received (posted) that is considered settlements for the derivative contracts is included in the

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 65

Note 15 – Derivatives (Continued)
respective derivative asset (liability) value. Cash margin that is considered collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s Consolidated Balance Sheets.
Interest rate derivatives with customers that are smaller financial institutions typically require posting of collateral by the counterparty to FHN. This collateral is subject to a threshold with daily adjustments based upon changes in the level or fair value of the derivative position. Positions and related collateral can be netted in the event of default. Collateral pledged by a counterparty is typically cash or securities. The securities pledged as collateral are not recognized within FHN’s Consolidated Balance Sheets. Interest rate derivatives associated with lending arrangements share the collateral with the related loan(s). The derivative and loan positions may be netted in the event of default. For disclosure purposes, the entire collateral amount is allocated to the loan.
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
The net fair value, determined by individual counterparty, of all interest rate derivative instruments with adjustable collateral posting thresholds was $239.0 million of assets and $3.6 million of liabilities on September 30, 2020, and $63.1 million of assets and $6.4 million of liabilities on December 31, 2019. As of September 30, 2020 and December 31, 2019, FHN had received collateral of $349.6 million and $148.5 million and posted collateral of $41.1 million and $18.4 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $239.0 million of assets and $24.0 million of liabilities on September 30, 2020, and $63.1 million of assets and $10.3 million of liabilities on December 31, 2019. As of September 30, 2020 and December 31, 2019, FHN had received collateral of $349.6 million and $148.5 million and posted collateral of $62.8 million and $22.7 million, respectively, in the normal course of business related to these contracts.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 66

Note 15 – Derivatives (Continued)
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Balance Sheets
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2020
Interest rate derivative contracts	$787,139	$—	$787,139	$(11,401)	$(369,510)	$406,228
Forward contracts	47,341	—	47,341	(16,105)	(16,213)	15,023
	$834,480	$—	$834,480	$(27,506)	$(385,723)	$421,251

December 31, 2019
Interest rate derivative contracts	$162,344	$—	$162,344	$(5,604)	$(143,334)	$13,406
Forward contracts	20,640	—	20,640	(13,292)	(2,000)	5,348
	$182,984	$—	$182,984	$(18,896)	$(145,334)	$18,754
(a)Included in Other assets on the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, $2.6 million and $0.1 million of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Balance Sheets
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2020
Interest rate derivative contracts	$47,047	$—	$47,047	$(11,401)	$(30,829)	$4,817
Forward contracts	42,474	—	42,474	(16,105)	(26,369)	—
	$89,521	$—	$89,521	$(27,506)	$(57,198)	$4,817
December 31, 2019
Interest rate derivative contracts	$24,431	$—	$24,431	$(5,604)	$(18,689)	$138
Forward contracts	19,807	—	19,807	(13,292)	(6,515)	—
	$44,238	$—	$44,238	$(18,896)	$(25,204)	$138

(a)Included in Other liabilities on the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, $19.9 million and $23.2 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 67

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (securities purchased under agreements to resell and securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Balance
Sheets. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
Securities purchased under agreements to resell is included in Federal funds sold and securities purchased under agreements to resell in the Consolidated Balance Sheets. Securities sold under agreements to repurchase is included in Short-term borrowings.
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of September 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Balance Sheets
(Dollars in thousands)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
September 30, 2020	$591,987	$—	$591,987	$(70)	$(590,123)	$1,794
December 31, 2019	586,629	—	586,629	(21,004)	(562,702)	2,923
The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of September 30, 2020 and December 31, 2019:

				Gross amounts not offset in the Balance Sheets
(Dollars in thousands)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2020	$1,158,994	$—	$1,158,994	$(70)	$(1,158,791)	$133
December 31, 2019	716,925	—	716,925	(21,004)	(695,879)	42
Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 68

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$363,674	$—	$363,674
Government agency issued MBS	578,284	6,882	585,166
Government agency issued CMO	4,529	2,412	6,941
Other U.S. government agencies	82,576	—	82,576
Government guaranteed loans (SBA and USDA)	120,637	—	120,637
Total securities sold under agreements to repurchase	$1,149,700	$9,294	$1,158,994

	December 31, 2019
(Dollars in thousands)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$41,364	$—	$41,364
Government agency issued MBS	341,173	4,545	345,718
Other U.S. government agencies	54,924	—	54,924
Government guaranteed loans (SBA and USDA)	274,919	—	274,919
Total securities sold under agreements to repurchase	$712,380	$4,545	$716,925

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 69

Note 17 – Fair Value of Assets & Liabilities
FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:

•Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 70

Note 17 – Fair Value of Assets & Liabilities (Continued)
Recurring Fair Value Measurements
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$98,743	$—	$98,743
Government agency issued MBS	—	352,564	—	352,564
Government agency issued CMO	—	501,091	—	501,091
Other U.S. government agencies	—	261,569	—	261,569
States and municipalities	—	13,087	—	13,087
Corporate and other debt	—	158,544	—	158,544
Total trading securities—fixed income	—	1,385,598	—	1,385,598
Trading securities—mortgage banking	—	—	471	471
Loans held for sale (elected fair value)	—	359,396	12,435	371,831
Loans held for investment (elected fair value)	—	—	12,372	12,372
Securities available for sale:
U.S. treasuries	—	300,034	—	300,034
Government agency issued MBS	—	3,827,066	—	3,827,066
Government agency issued CMO	—	2,705,447	—	2,705,447
Other U.S. government agencies	—	658,266	—	658,266
States and municipalities	—	432,090	—	432,090
Corporate and other debt	—	40,010	—	40,010
Interest-Only Strip (elected fair value)	—	—	32,959	32,959
Total securities available for sale	—	7,962,913	32,959	7,995,872
Other assets:
Deferred compensation mutual funds	109,907	—	—	109,907
Equity, mutual funds, and other	24,712	—	—	24,712
Derivatives, forwards and futures	48,200	—	—	48,200
Derivatives, interest rate contracts	—	787,139	—	787,139
Derivatives, other	—	1,436	342	1,778
Total other assets	182,819	788,575	342	971,736
Total assets	$182,819	$10,496,482	$58,579	$10,737,880
Trading liabilities—fixed income:
U.S. treasuries	$—	$431,565	$—	$431,565
States and municipalities	—	203	—	203
Corporate and other debt	—	45,298	—	45,298
Equity, mutual funds, and other	—	7	—	7
Total trading liabilities—fixed income	—	477,073	—	477,073
Other liabilities:
Derivatives, forwards and futures	45,051	—	—	45,051
Derivatives, interest rate contracts	—	45,795	—	45,795
Derivatives, other	—	1,462	17,140	18,602
Total other liabilities	45,051	47,257	17,140	109,448
Total liabilities	$45,051	$524,330	$17,140	$586,521

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 71

Note 17 – Fair Value of Assets & Liabilities (Continued)
The following table presents the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Trading securities—fixed income:
U.S. treasuries	$—	$134,844	$—	$134,844
Government agency issued MBS	—	268,024	—	268,024
Government agency issued CMO	—	250,652	—	250,652
Other U.S. government agencies	—	124,972	—	124,972
States and municipalities	—	120,744	—	120,744
Corporate and other debt	—	445,253	—	445,253
Equity, mutual funds, and other	—	777	—	777
Total trading securities—fixed income	—	1,345,266	—	1,345,266
Trading securities—mortgage banking	—	—	941	941
Loans held for sale (elected fair value)	—	—	14,033	14,033
Securities available for sale:
U.S. treasuries	—	100	—	100
Government agency issued MBS	—	2,348,517	—	2,348,517
Government agency issued CMO	—	1,670,492	—	1,670,492
Other U.S. government agencies	—	306,092	—	306,092
States and municipalities	—	60,526	—	60,526
Corporate and other debt	—	40,540	—	40,540
Interest-Only Strip (elected fair value)	—	—	19,136	19,136
Total securities available for sale	—	4,426,267	19,136	4,445,403
Other assets:
Deferred compensation mutual funds	46,815	—	—	46,815
Equity, mutual funds, and other	22,643	—	—	22,643
Derivatives, forwards and futures	20,640	—	—	20,640
Derivatives, interest rate contracts	—	162,413	—	162,413
Derivatives, other	—	62	—	62
Total other assets	90,098	162,475	—	252,573
Total assets	$90,098	$5,934,008	$34,110	$6,058,216
Trading liabilities—fixed income:
U.S. treasuries	$—	$406,380	$—	$406,380
Other U.S. government agencies	—	88	—	88
Government agency issued MBS	—	33	—	33
Corporate and other debt	—	99,080	—	99,080
Total trading liabilities—fixed income	—	505,581	—	505,581
Other liabilities:
Derivatives, forwards and futures	19,807	—	—	19,807
Derivatives, interest rate contracts	—	24,412	—	24,412
Derivatives, other	—	466	22,795	23,261
Total other liabilities	19,807	24,878	22,795	67,480
Total liabilities	$19,807	$530,459	$22,795	$573,061

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 72

Note 17 – Fair Value of Assets & Liabilities (Continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2020 and 2019, on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2020
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on July 1, 2020	$628		$25,446		$13,263		$—	$(18,645)
Acquired	—		—		—		13,746	—
Total net gains (losses) included in:
Net income	(157)		(1,282)		(80)		(418)	(599)
Purchases	—		—		—		—	—
Sales	—		(56)		—		(2,927)	—
Settlements	—		—		(748)		(2,312)	2,446
Net transfers into (out of) Level 3	—		8,851	(b)	—		4,283	—
Balance on September 30, 2020	$471		$32,959		$12,435		$12,372	$(16,798)
Net unrealized gains (losses) included in net income	$—	(a)	$1,192	(c)	$(80)	(a)	$367	$(76)	(d)

	Three Months Ended September 30, 2019
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held for sale		Net derivative liabilities
Balance on July 1, 2019	$1,255		$17,792		$15,092		$(26,545)
Total net gains (losses) included in:
Net income	(157)		(1,421)		443		(4,008)
Purchases	—		—		—		—
Sales	—		(11,401)		—		—
Settlements	—		—		(1,126)		2,468
Net transfers into (out of) Level 3	—		10,279	(b)	—		—
Balance on September 30, 2019	$1,098		$15,249		$14,409		$(28,085)
Net unrealized gains (losses) included in net income	$—	(a)	$(1,977)	(c)	$443	(a)	$(4,008)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in Other expense.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 73

Note 17 – Fair Value of Assets & Liabilities (Continued)
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2020 and 2019, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Trading securities		Interest- only strips- AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on January 1, 2020	$941		$19,136		$14,033		$—	$(22,795)
Acquired	—		—		—		13,746	—
Total net gains (losses) included in:
Net income	(470)		(3,810)		671		(418)	(1,311)
Purchases	—		5,481		—		—	—
Sales	—		(8,759)		—		(2,927)	—
Settlements	—		—		(2,269)		(2,312)	7,308
Net transfers into (out of) Level 3	—		20,911	(b)	—		4,283	—
Balance on September 30, 2020	$471		$32,959		$12,435		$12,372	$(16,798)
Net unrealized gains (losses) included in net income	$—	(a)	$2,994	(c)	$671	(a)	$367	$(788)	(d)

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Trading securities		Interest-only-strips-AFS		Loans held for sale		Net derivative liabilities
Balance on January 1, 2019	$1,524		$9,902		$16,273		$(31,540)
Total net gains (losses) included in:
Net income	(128)		(2,820)		1,259		(3,892)
Purchases	—		86		10		—
Sales	—		(38,612)		—		—
Settlements	(298)		—		(3,133)		7,347
Net transfers into (out of) Level 3	—		46,693	(b)	—		—
Balance on September 30, 2019	$1,098		$15,249		$14,409		$(28,085)
Net unrealized gains (losses) included in net income	$(66)	(a)	$(1,250)	(c)	$1,259	(a)	$(3,892)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in Other expense.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2020 and 2019.
FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 74

Note 17 – Fair Value of Assets & Liabilities (Continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at September 30, 2020, and December 31, 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$594,485	$743	$595,228
Loans held for sale—first mortgages	—	—	529	529
Loans and leases (a)	—	—	114,583	114,583
OREO (b)	—	—	17,767	17,767
Other assets (c)	—	—	9,490	9,490

	Carrying value at December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$492,595	$929	$493,524
Loans held for sale—first mortgages	—	—	516	516
Loans and leases (a)	—	—	42,208	42,208
OREO (b)	—	—	15,660	15,660
Other assets (c)	—	—	10,608	10,608
(a)Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2020 and 2019:

	Net gains (losses) Three Months Ended September 30,		Net gains (losses) Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Loans held for sale—SBAs and USDA	$(1,560)	$(977)	$(2,304)	$(1,208)
Loans held for sale—first mortgages	31	2	32	27
Loans and leases (a)	(17,444)	(15,559)	(31,040)	(16,036)
OREO (b)	(34)	(282)	(203)	(256)
Other assets (c)	(346)	(407)	(1,118)	(1,349)
	$(19,353)	$(17,223)	$(34,633)	$(18,822)
(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 75

Note 17 – Fair Value of Assets & Liabilities (Continued)
In 2020, FHN recognized $4.8 million of fixed asset impairments and $4.2 million of impairments for lease assets primarily related to continuing acquisition integration efforts associated with reduction of leased office space and branch optimization. These amounts were primarily recognized in the Corporate segment.

In 2019, FHN recognized $4.6 million of impairments and $0.7 million of impairment reversals, respectively, related to dispositions of acquired properties and $1.5 million of impairments for lease assets related to continuing acquisition integration efforts associated with reduction of leased office space and branch optimization. Related to its restructuring, repositioning, and efficiency efforts, FHN recognized $14.0 million of impairments and $1.4 million of impairment reversals, respectively, for tangible long-lived assets and lease assets. Related to FHN's rebranding initiative, FHN recognized $7.1 million of impairments within the Corporate segment for long-lived tangible assets, primarily signage, related to FHN's rebranding initiative. These amounts were recognized in the Corporate segment.

Lease asset impairments recognized represent the reduction in value of the right-of-use assets associated with leases that are being exited in advance of the contractual lease expiration.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 76

Note 17 – Fair Value of Assets & Liabilities (Continued)
Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at September 30, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA-interest only strips	$32,959	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	14% - 16%	15%
Loans held for sale - residential real estate	12,964	Discounted cash flow	Prepayment speeds - First mortgage	5% - 15%	5.4%
			Foreclosure losses	50% - 65%	63%
			Loss severity trends - First mortgage	3% - 19% of UPB	13.3%
Loans held for sale - unguaranteed interest in SBA loans	743	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	7%	7%
Loans held for investment	12,372	Discounted cash flow	Constant prepayment rate	0% - 24%	11%
			Constant default rate	0% - 15%	1%
			Loss severity trends	0% - 100%	1%
Derivative liabilities, other	16,798	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	6 - 30	21 months
Loans and leases (a)	114,583	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	17,767	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	9,490	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

NM - Not meaningful.
(a)Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 77

Note 17 – Fair Value of Assets & Liabilities (Continued)

(Dollars in thousands)
				Values Utilized
Level 3 Class	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA-interest only strips	$19,136	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	16% - 17%	16%
Loans held for sale - residential real estate	14,549	Discounted cash flow	Prepayment speeds - First mortgage	3% - 14%	4.1%
			Prepayment speeds - HELOC	0% - 12%	7.6%
			Foreclosure losses	50% - 66%	64%
			Loss severity trends - First mortgage	3% - 24% of UPB	14.3%
			Loss severity trends - HELOC	0% - 72% of UPB	50%
Loans held for sale - unguaranteed interest in SBA loans	929	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	9%	9%
Derivative liabilities, other	22,795	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	15 - 39 months	29 months
Loans and leases (a)	42,208	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	15,660	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	10,608	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
NM - Not meaningful.
(a)Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

Securities AFS. Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of SBA interest only strips. Management additionally considers whether the loans underlying related SBA-interest only strips are delinquent, in default or prepaying, and adjusts the fair value down 20 - 100% depending on the length of time in default.

Loans held for sale. Foreclosure losses and prepayment rates are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held for sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 78

Note 17 – Fair Value of Assets & Liabilities (Continued)
(decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are re-assessed quarterly.

Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of unguaranteed interests in SBA loans. Unguaranteed interest in SBA loans held for sale are carried at less than the outstanding balance due to credit risk estimates. Credit risk adjustments may be reduced if prepayment is likely or as consistent payment history is realized. Management also considers other factors such as delinquency or default and adjusts the fair value accordingly.

Loans held for investment. Constant prepayment rate, constant default rate and loss severity trends are significant unobservable inputs used in the fair value measurement of loans held for investment. Increases (decreases) in each of these inputs in isolation result in negative (positive) effects on the valuation of the associated loans.

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
Loans and leases and Other Real Estate Owned. Collateral-dependent loans and OREO are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.
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
Fair Value Option
FHN has elected the fair value option on a prospective basis for substantially all types of mortgage loans originated for sale purposes under the Financial Instruments Topic (“ASC 825”) except for mortgage origination operations which utilize the platform acquired from CBF. FHN determined that the election reduces certain timing differences and better matches changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.
Repurchased loans relating to mortgage banking operations conducted prior to the IBKC merger are recognized within loans held for sale at fair value at the time of repurchase, which includes consideration of the credit status of the loans and the estimated liquidation value. FHN has elected to continue recognition of these loans at fair value in periods subsequent to reacquisition. Due to the credit-distressed nature of the vast majority of repurchased loans and the related loss severities experienced upon repurchase, FHN believes that the fair value election provides a more timely recognition of changes in value for these loans that occur subsequent to repurchase. Absent the fair value election, these loans would be subject to valuation at the LOCOM value, which would prevent subsequent values from exceeding the initial fair value, determined at the time of repurchase, but would require recognition of subsequent declines in value. Thus, the fair value election provides for a more timely recognition of any potential future recoveries in asset values while not affecting the requirement to recognize subsequent declines in value.
FHN also has a portion of mortgage loans held for investment for which the fair value option was elected upon origination and which continue to be accounted for at fair value.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 79

Note 17 – Fair Value of Assets & Liabilities (Continued)
The following tables reflect the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	September 30, 2020
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$371,831	$361,865	$9,966
Nonaccrual loans	2,972	6,073	(3,101)
Loans 90 days or more past due and still accruing	287	419	(132)
Loans held for investment reported at fair value:
Total loans	$12,372	$13,062	$(690)
Nonaccrual loans	643	890	(247)

	December 31, 2019
(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$14,033	$19,278	$(5,245)
Nonaccrual loans	3,532	6,646	(3,114)
Loans 90 days or more past due and still accruing	163	268	(105)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$1,867	$443	$2,618	$1,259
Loans held for investment	(418)	—	(418)	—

For the three and nine months ended September 30, 2020 and 2019, the amount for residential real estate loans held for sale included insignificant amounts of gain in pretax earnings that is attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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
Determination of Fair Value
In accordance with ASC 820-10-35, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments recorded at

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 80

Note 17 – Fair Value of Assets & Liabilities (Continued)
fair value in the Consolidated Balance Sheets and for estimating the fair value of financial instruments for which fair value is disclosed under ASC 825-10-50.
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
Securities available for sale. Securities available for sale includes the investment portfolio accounted for as available for sale under ASC 320-10-25. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include LIBOR and U.S. treasury curves, consensus prepayment estimates, and credit spreads. When available, broker quotes are used to support these valuations.
Interest only strips are valued at elected fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest only strip terms. These securities bear the risk of loan prepayment or default that may result in FHN not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed, and may change in the near term.
Loans held for sale. FHN determines the fair value of loans held for sale using either current transaction prices or discounted cash flow models. Fair values are determined using current transaction prices and/or values on similar assets when available which includes committed bids for specific loans or loan portfolios. Uncommitted bids may be adjusted based on other available market information.
Fair value of residential real estate loans held for sale determined using a discounted cash flow model incorporates both observable and unobservable inputs. Inputs in the discounted cash flow model include current mortgage rates for similar products, estimated prepayment rates, foreclosure losses, and various loan performance measures (delinquency, LTV, credit score). Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimated cancellation rates for loans expected to become delinquent.
Non-mortgage consumer loans held for sale are valued using committed bids for specific loans or loan portfolios or current market pricing for similar assets with adjustments for differences in credit standing (delinquency, historical default rates for similar loans), yield, collateral values and prepayment rates. If pricing for similar assets is not available, a discounted cash flow methodology is utilized, which incorporates all of these factors into an estimate of investor required yield for the discount rate.
FHN utilizes quoted market prices of similar instruments or broker and dealer quotations to value the SBA and USDA guaranteed loans. FHN values SBA-unguaranteed interests in loans held for sale based on individual loan characteristics, such as industry type and pay history which generally follows an income approach. Furthermore, these valuations are adjusted for changes in prepayment estimates and are reduced due to restrictions on trading. The fair value of other non-residential real estate loans held for sale is approximated by their carrying values based on current transaction values.
Mortgage loans held for investment at fair value option. The fair value of mortgage loans held for investment at fair value option is determined by a third party using a discounted cash flow model using various assumptions about future loan performance and market discount rates.
Loans held for investment. The fair values of mortgage loans are estimated using an exit price methodology that is based on present values using the interest rate that would be charged for a similar loan to a borrower with similar risk, weighted for varying maturity dates and adjusted for a liquidity discount based on the estimated time period to complete a sale transaction with a market participant.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 81

Note 17 – Fair Value of Assets & Liabilities (Continued)
Other loans and leases are valued based on present values using the interest rate that would be charged for a similar instrument to a borrower with similar risk, applicable to each category of instruments, and adjusted for a liquidity discount based on the estimated time period to complete a sale transaction with a market participant.
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
Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Balance Sheets which is considered to approximate fair value. Investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices when available.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of September 30,

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 82

Note 17 – Fair Value of Assets & Liabilities (Continued)
2020 and December 31, 2019, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans within the Non-Strategic segment and TRUPS loans, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 83

Note 17 – Fair Value of Assets & Liabilities (Continued)
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of September 30, 2020:

	September 30, 2020
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$33,166,623	$—	$—	$33,295,053	$33,295,053
Commercial real estate	12,302,929	—	—	12,304,261	12,304,261
Consumer:
Consumer real estate (a)	12,062,439	—	—	12,327,350	12,327,350
Credit card & other	1,186,438	—	—	1,210,286	1,210,286
Total loans and leases, net of allowance for loan and lease losses	58,718,429	—	—	59,136,950	59,136,950
Short-term financial assets:
Interest-bearing cash	5,443,292	5,443,292	—	—	5,443,292
Federal funds sold	1,480	—	1,480	—	1,480
Securities purchased under agreements to resell	591,987	—	591,987	—	591,987
Total short-term financial assets	6,036,759	5,443,292	593,467	—	6,036,759
Trading securities (b)	1,386,069	—	1,385,598	471	1,386,069
Loans held for sale
Mortgage loans (elected fair value) (b)	371,831	—	359,396	12,435	371,831
USDA & SBA loans- LOCOM	595,228	—	599,501	776	600,277
Other consumer loans- LOCOM	4,569	—	4,569	—	4,569
Mortgage loans- LOCOM	78,876	—	—	78,876	78,876
Total loans held for sale	1,050,504	—	963,466	92,087	1,055,553
Securities available for sale (b)	7,995,872	—	7,962,913	32,959	7,995,872
Derivative assets (b)	837,117	48,200	788,575	342	837,117
Other assets:
Tax credit investments	407,480	—	—	386,901	386,901
Deferred compensation mutual funds	109,907	109,907	—	—	109,907
Equity, mutual funds, and other (c)	315,828	24,712	—	291,116	315,828
Total other assets	833,215	134,619	—	678,017	812,636
Total assets	$76,867,965	$5,626,111	$11,694,019	$59,950,803	$77,270,933
Liabilities:
Defined maturity deposits	$5,525,913	$—	$5,602,997	$—	$5,602,997
Trading liabilities (b)	477,073	—	477,073	—	477,073
Short-term financial liabilities:
Federal funds purchased	840,847	—	840,847	—	840,847
Securities sold under agreements to repurchase	1,158,994	—	1,158,994	—	1,158,994
Other short-term borrowings	141,878	—	141,878	—	141,878
Total short-term financial liabilities	2,141,719	—	2,141,719	—	2,141,719
Term borrowings:
Real estate investment trust-preferred	46,287	—	—	47,000	47,000
Term borrowings—new market tax credit investment	37,881	—	—	37,993	37,993
Secured borrowings	15,314	—	—	15,314	15,314
Junior subordinated debentures	237,475	—	—	229,699	229,699
Other long term borrowings	1,824,913	—	1,929,827	—	1,929,827
Total term borrowings	2,161,870	—	1,929,827	330,006	2,259,833
Derivative liabilities (b)	109,448	45,051	47,257	17,140	109,448
Total liabilities	$10,416,023	$45,051	$10,198,873	$347,146	$10,591,070
(a)In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.
(b)Classes are detailed in the recurring and nonrecurring measurement tables.
(c)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $85.6 million and FRB stock of $205.6 million.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 84

Note 17 – Fair Value of Assets & Liabilities (Continued)
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2019:

	December 31, 2019
	Book Value	Fair Value
(Dollars in thousands)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$19,928,605	$—	$—	$20,096,397	$20,096,397
Commercial real estate	4,300,905	—	—	4,300,489	4,300,489
Consumer:
Consumer real estate	6,148,696	—	—	6,334,187	6,334,187
Credit card & other	482,598	—	—	487,079	487,079
Total loans and leases and allowance for loan and lease losses	30,860,804	—	—	31,218,152	31,218,152
Short-term financial assets:
Interest-bearing cash	482,405	482,405	—	—	482,405
Federal funds sold	46,536	—	46,536	—	46,536
Securities purchased under agreements to resell	586,629	—	586,629	—	586,629
Total short-term financial assets	1,115,570	482,405	633,165	—	1,115,570
Trading securities (a)	1,346,207	—	1,345,266	941	1,346,207
Loans held for sale
Mortgage loans (elected fair value) (a)	14,033	—	—	14,033	14,033
USDA & SBA loans- LOCOM	493,525	—	495,323	947	496,270
Other consumer loans- LOCOM	5,197	—	5,197	—	5,197
Mortgage loans- LOCOM	81,035	—	—	81,035	81,035
Total loans held for sale	593,790	—	500,520	96,015	596,535
Securities available for sale (a)	4,445,403	—	4,426,267	19,136	4,445,403
Securities held-to-maturity	10,000	—	—	10,001	10,001
Derivative assets (a)	183,115	20,640	162,475	—	183,115
Other assets:
Tax credit investments	247,075	—	—	244,755	244,755
Deferred compensation assets	46,815	46,815	—	—	46,815
Equity, mutual funds, and other (b)	229,352	22,643	—	206,709	229,352
Total other assets	523,242	69,458	—	451,464	520,922
Total assets	$39,078,131	$572,503	$7,067,693	$31,795,709	$39,435,905
Liabilities:
Deposits:
Defined maturity	$3,618,337	$—	$3,631,090	$—	$3,631,090
Trading liabilities (a)	505,581	—	505,581	—	505,581
Short-term financial liabilities:
Federal funds purchased	548,344	—	548,344	—	548,344
Securities sold under agreements to repurchase	716,925	—	716,925	—	716,925
Other short-term borrowings	2,253,045	—	2,253,045	—	2,253,045
Total short-term financial liabilities	3,518,314	—	3,518,314	—	3,518,314
Term borrowings:
Real estate investment trust-preferred	46,236	—	—	47,000	47,000
Secured Borrowings	21,975	—	—	21,975	21,975
Junior subordinated debentures	144,593	—	—	142,375	142,375
Other long term borrowings	578,564	—	574,287	—	574,287
Total term borrowings	791,368	—	574,287	211,350	785,637
Derivative liabilities (a)	67,480	19,807	24,878	22,795	67,480
Total liabilities	$8,501,080	$19,807	$8,254,150	$234,145	$8,508,102
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $76.0 million and FRB stock of $130.7 million.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 85

Note 17 – Fair Value of Assets & Liabilities (Continued)
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2020 and December 31, 2019:

	Contractual Amount		Fair Value
(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Unfunded Commitments:
Loan commitments	$20,627,190	$12,355,220	$1,823	$3,656
Standby and other commitments	742,278	459,268	6,119	5,513

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 86

Note 18 – Restructuring, Repositioning, and Efficiency

Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were not significant in the nine months ended September 30, 2020 and were $38.7 million in the nine months ended September 30, 2019 and are included in the Corporate segment. Significant expenses resulted from the following actions:
•Severance and other employee costs primarily related to efficiency initiatives within corporate and bank services functions which are classified as personnel expense within noninterest expense.
•Expense largely related to the identification of efficiency opportunities within the organization which is reflected in legal and professional fees.
•Expense related to costs associated with asset impairments which is reflected in other expense.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.

Total expense recognized for the three and nine months ended September 30, 2020 and 2019 is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2020	2019	2020	2019
Personnel expense	$—	$1,182	$89	$10,244
Legal and professional fees	2	6,488	16	15,025
Net occupancy expense	—	(128)	2	761
Other	(83)	300	(185)	12,632
Total restructuring, repositioning, and efficiency charges	$(81)	$7,842	$(78)	$38,662

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 87

---------------------------
ITEM 2. MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION
---------------------------

TABLE OF ITEM 2 TOPICS

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 88

General Information

INTRODUCTION

First Horizon National Corporation (“FHN”) began as a community bank chartered in 1864. FHN's sole class of common stock, $.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN.
FHN is the parent company of First Horizon Bank. First Horizon Bank's principal divisions and subsidiaries operate under the brands of First Horizon Bank, IBERIABANK, First Horizon Advisors, and FHN Financial. FHN offers regional banking, wealth management and capital market services through the First Horizon family of companies. First Horizon Bank, IBERIABANK and First Horizon Advisors provide consumer and commercial banking and wealth management services. FHN Financial, which operates partly through a division of First Horizon Bank and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. First Horizon Bank has over 490 banking offices in 12 states, and FHN Financial has 29 offices in 18 states across the U.S.
The following financial discussion should be read with the accompanying unaudited Consolidated Financial Statements and Notes in this report. Additional information including the 2019 financial statements, notes, and management's discussion and analysis ("MD&A") is provided in Item 7 and 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.
RECENT EVENTS
Merger and Branch Purchase
On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger-of-equals transaction (the "IBKC merger"). FHN issued approximately 243 million shares of FHN common stock, plus three new series of preferred stock (Series B, Series C, and Series D) in a transaction valued at $2.5 billion. At the time of closing, IBKC operated 319 offices in 12 states, mostly in the southern and southeastern U.S. During the third quarter of 2020, FHN recorded preliminary purchase price allocations related to the transaction and recognized a purchase accounting gain of $532.2 million.
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As part of the transaction, FHN assumed approximately $2.2 billion of branch deposits for a 3.40% deposit premium and purchased approximately $423.7 million of branch loans. The acquired branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches).
In relation to all acquisitions, FHN's operating results include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Refer to Note 2 – Acquisitions and Divestitures in this report and in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

COVID-19 Pandemic

The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption to the national economy as well as the local economies within FHN's footprint. FHN continues to closely monitor the pandemic and its effects on clients and the financial markets in which FHN conducts business. The impact of the pandemic and FHN's response are discussed in further detail in the Market Uncertainties and Prospective Trends section included in this MD&A.

SEGMENTS
FHN is composed of the following operating segments:
•Regional banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial customers primarily in the southern and southeastern U.S. and other selected markets. Regional banking also provides investment, wealth management, financial planning, trust and asset management, mortgage banking, title, credit card, and cash management services. Additionally, the regional banking segment includes correspondent banking which provides credit, depository, and other banking related services to other financial institutions nationally.
•Fixed income segment consists of fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.
•Corporate segment consists of unallocated corporate expenses, expense on subordinated debt issuances, bank-owned life insurance, unallocated interest income associated with excess equity, net impact of raising incremental capital, revenue and expense associated with deferred compensation plans, funds management, tax credit investment activities, derivative valuation adjustments related to prior sales of Visa Class B shares, gain/(loss) on extinguishment of debt, acquisition- and integration-related costs, expenses associated with rebranding initiatives, and various charges related to restructuring, repositioning, and efficiency efforts.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 89

•Non-strategic segment consists of run-off consumer lending activities, pre-2009 mortgage banking elements, and the associated ancillary revenues and expenses related to these businesses. Non-strategic also includes the wind-down trust preferred loan portfolio and exited businesses.

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
The non-GAAP measures presented in this filing are pre-provision net revenue ("PPNR"), return on average tangible common equity (“ROTCE”), tangible common equity to tangible assets ("TCE/TA"), and tangible book value per common share. Refer to Table 22 for a reconciliation of the non-GAAP to GAAP measures and presentation of the most comparable GAAP items.

Forward-Looking Statements

This MD&A contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21 E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. These statements often include the words "believe," "expect," "anticipate," "intend," "estimate," "should," "is likely," "will," "going forward" and other expressions that indicate future events and trends.
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond the control of FHN, and many of which, with respect to future business decisions and actions, are subject to change and which could cause actual results to differ materially from those contemplated or implied by forward-looking statements or historical performance. Examples of uncertainties and contingencies include factors previously disclosed in FHN's recent annual, quarterly, and current reports filed with the U.S. Securities and Exchange Commission (the "SEC"), as well as the following factors, among others:
•the possibility that the anticipated benefits of the IBKC merger will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in any or all of FHN’s market areas;
•the possibility that the IBKC merger may be more expensive to integrate than anticipated, including as a result of unexpected factors or events;
•diversion of management's attention from ongoing business operations and opportunities;
•potential adverse reactions or changes to business or employee relationships resulting from the IBKC merger;
•FHN’s success in executing its business plans and strategies following the IBKC merger, and managing the risks involved in the foregoing;
•the potential impacts on FHN’s businesses of the COVID-19 pandemic, including negative impacts from quarantines, market declines, and volatility,

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 90

and changes in customer behavior related to the COVID-19 pandemic; and
•other factors that may affect future results of FHN.
FHN cautions that the foregoing list of important factors that may affect future results is not exhaustive. Additional factors that could cause results to differ materially from those contemplated by forward-looking statements can be found in FHN's annual report on Form 10-K for the year ended December 31, 2019, and its quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, all filed with the SEC and available on the SEC’s website, http://www.sec.gov, and also available in the "Investor Relations" section of FHN's website, http://www.FirstHorizon.com, under the heading "SEC Filings," and in other documents FHN files with the SEC.

Financial Summary

FHN's results of operations for the third quarter of 2020 were significantly impacted by the IBKC merger on July 1 and to a much lesser extent the Truist branch acquisition on July 17.

Quarterly Financial Performance Summary

Third quarter 2020 net income available to common shareholders was $523.3 million, or $0.95 per diluted share, compared to $109.5 million, or $0.35 per diluted share in third quarter 2019.
Net interest income increased 77% to $532.4 million in the third quarter of 2020 primarily from an increase in average interest-earning assets as a result of the IBKC merger and Truist branch acquisition, deposit pricing discipline and PPP lending, partially offset by the negative impact of lower interest yields on loans from the decline in LIBOR and Prime rates.
The provision for credit losses totaled $227.0 million for the third quarter of 2020 compared to $14.4 million for the same quarter of 2019. The increase in provision was primarily attributable to $147.0 million in provision related to non-purchased credit deteriorated ("non-PCD") loans acquired from the IBKC merger and Truist branch acquisition, the adoption of CECL, and deterioration in the overall macro-economic outlook from the effects of the COVID-19 pandemic.
Noninterest income increased $651.2 million to $822.9 million in the third quarter 2020, primarily from a $532.2 million preliminary purchase accounting gain recognized as a result of the IBKC merger. The increase in noninterest income was also driven by the addition of IBKC as well as strong fixed income revenue during the quarter.
Noninterest expense increased 90% to $587.0 million for the quarter ended September 30, 2020 compared to $308.3 million for the same period in 2019. Noninterest expense for the third quarter of 2020 included $116 million in merger and acquisition-related costs. In addition, noninterest expense increased from the addition of IBKC during the quarter, primarily in personnel expense.
Year-to-Date Financial Performance Summary
For the nine months ended September 30, 2020, net income available to common shareholders was $587.7 million, or $1.50 per diluted share, compared to $317.9 million, or $1.00 per diluted share, for the nine months ended September 30, 2019.

Net interest income for the nine months ended September 30, 2020 increased 27% to $1.1 billion. The same factors that contributed to the third quarter 2020 increase in net interest income also drove the increase for the year-to-date period of 2020 relative to the prior year.
The provision for credit losses was $502.4 million for the nine months ended September 30, 2020 compared to $36.3 million for the comparable 2019 period. The increase in provision was primarily attributable to deterioration in the overall macro-economic outlook from the effects of the COVID-19 pandemic, CECL adoption, and provision related to non-PCD loans acquired from the IBKC merger and Truist branch acquisition.
Noninterest income increased $733.2 million, to $1.2 billion in the first nine months of 2020, driven by the same factors as noted for the third quarter of 2020.
Noninterest expense increased 34% to $1.2 billion compared to $904.9 million for the same period in 2019, largely as a result of merger and acquisition-related expenses and higher charitable contributions, somewhat offset by lower restructuring and rebranding related expenses.
Financial Condition Summary
Average assets increased to $81.7 billion for the third quarter of 2020 from $41.9 billion for the third quarter of 2019. For the nine months ended September 30, 2020, average assets increased to $57.8 billion from $41.4 billion for the same period in 2019.
Average loans and leases increased to $60.1 billion in third quarter 2020 from $30.0 billion in third quarter 2019. For the nine months ended September 30, 2020, average loans

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 91

and leases increased to $41.6 billion from $28.7 billion in 2019.
Average deposits increased to $67.1 billion for the third quarter of 2020 from $32.4 billion for third quarter of 2019. For the nine months ended September 20, 2020, average deposits increased to $45.9 billion from $32.3 billion for the prior year period.
Asset quality ratios were relatively stable at September 30, 2020, tempered by relief from both the CARES Act and Interagency Guidance. As of September 30, 2020, nonperforming loans and leases were 0.75% of total loans and leases compared to 0.52% at December 31, 2019. The allowance for loan and lease losses to nonperforming loans and leases was 221% compared to 124% at December 31, 2019. The higher coverage ratio reflects CECL adoption, as well as reserve build in 2020 in connection with COVID-19 and the economic downturn.
FHN maintained strong capital measures. Common Equity Tier 1, Tier 1, Total Capital, and Leverage ratios were 9.21%, 10.25%, 12.05%, and 8.25%, respectively, in third quarter 2020 compared to 9.20%, 10.15%, 11.22%, and 9.04%, respectively, at December 31, 2019.
Key Performance Indicators

	As of or for the three months ended September 30,		As of or for the nine months ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Pre-Provision Net Revenue ("PPNR") (a)	$768,248	$164,105	$1,134,320	$464,684
Diluted earnings per common share	$0.95	$0.35	$1.50	$1.00
Return on average assets (annualized) (b)	2.63%	1.08%	1.41%	1.07%
Return on average common equity (“ROCE”) (annualized) (c)	28.49%	9.50%	14.18%	9.47%
Return on average tangible common equity (“ROTCE”) (annualized) (a) (d)	37.75%	14.49%	20.13%	14.60%
Net interest margin (e)	2.84%	3.21%	2.93%	3.29%
Fee income to total revenue (f)	60.75%	36.34%	51.41%	34.37%
Efficiency ratio (g)	43.31%	65.14%	51.56%	66.08%
Allowance for loan and lease losses to total loans and leases	1.65%	0.62%	1.65%	0.62%
Net charge-offs to average loans and leases (annualized)	0.44%	0.19%	0.22%	0.08%
Total period-end equity to period-end assets	9.81%	11.43%	9.81%	11.43%
Tangible common equity to tangible assets ("TCE/TA") (a)	6.78%	7.20%	6.78%	7.20%
Cash dividends declared per common share	$0.15	$0.14	$0.45	$0.42
Book value per common share	$13.30	$14.80	$26.46	$14.80
Tangible book value per common share (a)	$9.92	$9.76	$22.42	$9.47
Common equity Tier 1	9.15%	9.01%	9.15%	9.01%
Market capitalization (millions)	$5,231.7	$5,041.1	$5,231.7	$5,041.1
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in table 22.
(b)    Calculated using net income divided by average assets.
(c)    Calculated using net income available to common shareholders divided by average common equity.
(d)    Calculated using net income available to common shareholders divided by average tangible common equity.
(e)    Net interest margin is computed using total net interest income adjusted to an FTE basis assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.
(f)    Ratio is fee income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

Key financial ratios were impacted during the three and nine months ended September 30, 2020 by the IBKC merger and to a lesser extent the Truist branch acquisition, as well as a large increase in provision for credit losses due to the deterioration in the economic forecast related to the effects of the COVID-19 pandemic.

Business Line Review

Regional Banking

Third quarter 2020 regional banking pre-tax income was $155.4 million, down from $174.6 million in third quarter 2019. For the nine months ended September 30, 2020, regional banking pre-tax income was $297.0 million compared to $488.8 million for the nine months ended September 30, 2019. The decrease in pre-tax income in 2020 reflected an increase in the provision for credit losses

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 92

and noninterest expense somewhat offset by an increase in revenue.
Total revenue increased 95%, or $368.0 million, to $756.4 million in third quarter 2020 from $388.4 million in third quarter 2019, primarily driven by an increase in NII due to interest-earning asset growth from the IBKC merger and Truist branch acquisition. Noninterest income increased $86.5 million to $172.5 million in third quarter 2020 from $85.9 million in the prior year. Mortgage banking and title income increased $63.9 million primarily as a result of the IBKC merger and higher activity due to the low rate environment. Noninterest income was also positively impacted by increases in other fee income driven by the addition of IBKC.
Provision expense increased to $227.3 million in third quarter 2020 from $19.8 million in third quarter 2019, primarily driven by $147.0 million in provision related to acquired non-PCD loans, CECL adoption, and deterioration in the overall macro-economic outlook from the effects of the COVID-19 pandemic.
Noninterest expense was $373.7 million in third quarter 2020, up from $194.0 million in third quarter 2019. The increase in expense was primarily driven by the addition of IBKC. Personnel expense increased $82.3 million primarily due to increased headcount from the IBKC merger and Truist branch acquisition as well as higher incentives. Occupancy expense and amortization of intangible assets also increased as a result of the IBKC merger and Truist branch acquisition.
Total revenue increased 39%, or $440.8 million, to $1.6 billion in the nine months ended 2020 from $1.1 billion in the nine months ended 2019, driven by increases in NII and noninterest income. The increase in NII for the year-to-date period of 2020 was driven by acquisition-related growth, deposit pricing discipline, and PPP lending, partially offset by the negative impact of lower interest yields on loans from the decline in LIBOR and Prime rates. Noninterest income increased 39% or $93.1 million to $333.7 million in the nine months ended 2020 from $240.6 million in the prior year. Mortgage banking and title income increased $66.0 million to $71.2 million primarily from the addition of IBKC. A $7.9 million increase in brokerage, management fees and commissions was driven by the inclusion of IBKC in third quarter and higher advisory revenue and annuity income as a result of increased transaction volume. Trust services and investment management increased $7.4 million driven by the inclusion of IBKC when compared to the prior year.
Provision expense increased to $501.5 million for the nine months ended September 30, 2020 from $51.0 million for the nine months ended September 30, 2019, driven by the adoption of CECL, deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic and provision related to acquired non-PCD loans.
Noninterest expense was $768.9 million for the nine months ended September 30, 2020, up from $586.7 million for the nine months ended September 30, 2019. The increase in expense was primarily driven by the inclusion of IBKC during the quarter.
Fixed Income
Fixed income pre-tax income increased to $55.0 million in third quarter 2020 from $15.5 million in third quarter 2019. For the nine months ended September 30, 2020 fixed income pre-tax income increased to $124.3 million from $42.4 million for the nine months ended September 30, 2019.
Noninterest income increased 42%, or $33.0 million, to $110.8 million in third quarter 2020 from $77.8 million in third quarter 2019. Fixed income product average daily revenue (“ADR”) increased to $1.5 million in third quarter 2020 from $994 thousand in third quarter 2019, due to favorable market conditions including market volatility and increased depository liquidity. Other product revenue was $11.9 million in third quarter 2020, down from $14.2 million in the prior year, primarily driven by decreases in fees from derivative and loan sales. NII was $11.6 million in third quarter 2020, up from $5.3 million in third quarter 2019, primarily due to higher spreads on inventory positions compared to prior year.
Noninterest expense remained relatively flat at $67.4 million in third quarter 2020 compared to $67.6 million in third quarter 2019 as an increase in variable compensation associated with increased revenues in 2020 was offset by a $7.5 million net impact related to the resolution of legal matters in third quarter 2019.
Noninterest income increased 62%, or $122.5 million, to $319.7 million for the nine months ended September 30, 2020 from $197.2 million in the nine months ended September 30, 2019. Fixed income product revenue increased to $277.5 million for the nine months ended September 30, 2020 from $162.7 million for the nine months ended September 30, 2019, largely driven by the same factors impacting the quarterly period. Other product revenue was $42.2 million in the nine months ended September 30, 2020, up 22% from $34.6 million in the prior year, driven by increases in fees from derivative sales and portfolio advisory services, somewhat offset by lower fees from loan sales. NII was $36.1 million and $18.8 million, respectively, for the nine months ended September 30, 2020 and 2019. The increase was due in large part to higher spreads on inventory positions in addition to higher inventory balances compared to prior year.
Noninterest expense was $231.5 million for the nine months ended September 30, 2020 compared to $173.7 million for the nine months ended September 30, 2019, primarily driven by higher variable compensation due to increased revenues, somewhat offset by the $7.5 million

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 93

net impact related to the resolution of legal matters previously mentioned.
Corporate
Pre-tax income for the corporate segment was $327.6 million in third quarter 2020 compared to pre-tax loss of $48.2 million in third quarter 2019. For the nine months ended September 30, 2020, pre-tax income for the corporate segment was $203.6 million compared to pre-tax loss of $137.1 million in the prior year. The increase in income before income taxes was primarily driven by the purchase accounting gain from the IBKC merger.
Net interest expense was $69.2 million and $13.2 million in third quarter 2020 and 2019, respectively. Net interest expense was negatively impacted by funds transfer pricing ("FTP") methodology (with offset in regional banking segment). Noninterest income in third quarter 2020 was $539.7 million, up from $7.4 million in third quarter 2019, primarily due to the preliminary purchase accounting gain from the IBKC merger.
Noninterest expense increased $100.6 million to $142.9 million in third quarter 2020 from $42.3 million in third quarter 2019. The increase in expense for third quarter 2020 was primarily driven by an increase in merger and integration-related charges relative to third quarter 2019 and the inclusion of IBKC, somewhat offset by $7.8 million of restructuring costs associated with efficiency initiatives and $3.1 million in rebranding expenses recognized in 2019.
Net interest expense was $145.8 million and $28.1 million for the nine months ended September 30, 2020 and 2019, respectively, as net interest expense for the nine months ended September 30, 2020 was also negatively impacted by FTP. Noninterest income for the nine months ended September 30, 2020 was $548.9 million compared to $30.1 million in the nine months ended 2019, primarily a result of the purchase accounting gain from the IBKC merger.
Noninterest expense increased 43% or $60.4 million to $199.5 million for the nine months ended September 30, 2020 from $139.1 million for the nine months ended
September 30, 2019. The increase in expense for the nine months ended September 30, 2020 was primarily driven by a $97.6 million increase in merger and integration-related charges and expenses associated with the inclusion of IBKC, somewhat offset by $38.7 million of restructuring costs and $12.2 million in rebranding expenses recognized in 2019.
Non-Strategic
The non-strategic segment had pre-tax income of $3.3 million in third quarter 2020 compared to $7.8 million in third quarter 2019. For the nine months ended September 30, 2020 the non-strategic segment had pre-tax income of $7.0 million compared to $34.3 million for the nine months ended September 30, 2019.
Total revenue was $6.0 million in third quarter 2020 down from $6.8 million in third quarter 2019. For the nine months ended September 30, 2020, total revenue was $18.3 million, down from $25.1 million for the nine months ended September 30, 2019. The decline in revenue is primarily due to continued run-off of the loan portfolios.
The provision for credit losses within the non-strategic segment was provision credit of $0.3 million in third quarter 2020 compared to a provision credit of $5.5 million in third quarter 2019. The provision for credit losses within the non-strategic segment was an expense of $0.9 million for the nine months ended September 30, 2020 compared to a provision credit of $14.7 million in the prior year. The increase in provision expense was due to additional consumer reserves driven by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic.
Noninterest expense was $10.3 million and $5.5 million, respectively, for the nine months ended September 30, 2020 and 2019. The increase in noninterest expense in the nine months ended September 30, 2020 was the result of the favorable impact of a litigation expense reversal on expenses during the nine months ended September 30, 2019.

Results of Operations

Net Interest Income/Net Interest Margin
FHN’s net interest margin is primarily impacted by its balance sheet mix, including the levels of fixed and floating rate loans, rate sensitive and non-rate sensitive liabilities, cash levels, trading inventory levels as well as loan fees and cash basis income. Net interest margin will also depend on loan growth, rate impact from the elevated spread of LIBOR to Fed Funds, widening credit spreads, PPP fees, fixed income trading inventory and the extent of assets moving to nonaccrual status. For purposes of computing yields and the net interest margin, FHN adjusts net interest income to reflect tax-exempt income on an equivalent pre-tax basis, which provides comparability of net interest income arising from both taxable and tax-exempt sources.
Third Quarter 2020 compared to Third Quarter 2019
Net interest income was $532.4 million in third quarter 2020, up from $300.7 million in third quarter 2019. The increase was primarily attributable to growth in average earning assets from the IBKC merger and Truist branch

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 94

acquisition, deposit pricing discipline, and PPP lending, partially offset by the negative impact of lower interest yields on loans from the decline of LIBOR and Prime rates.
The consolidated net interest margin was 2.84% in third quarter 2020, down 37 basis points from 3.21% in third quarter 2019. The net interest spread was 2.68% in third quarter 2020, down 15 basis points from 2.83% in third quarter 2019. The decline in net interest margin for the quarter ended September 30, 2020 was primarily the result of the negative impact of lower interest rates (including LIBOR and Prime) on loan yields, somewhat mitigated by deposit pricing discipline, purchase accounting accretion and the impact of PPP. For the third quarter of 2020, an increase in average excess cash also negatively impacted net interest margin relative to the prior year.
Average earning assets increased to $75.0 billion for the quarter ended September 30, 2020 from $37.4 billion for the same quarter of 2019, primarily driven by the IBKC merger and Truist branch acquisition.

Nine Months of 2020 compared to Nine Months of 2019
For the nine months ended September 30, 2020, net interest income was $1.1 billion, up from $898.8 million for the nine months ended September 30, 2019. The same factors that contributed to the third quarter 2020 increase in net interest income also drove the increase for the year-to-date period of 2020 relative to the prior year.
Average earning assets increased to $52.2 billion for the nine months ended September 30, 2020 from $36.8 billion for the nine months ended September 30, 2019, primarily driven by the IBKC merger and Truist branch acquisition.
For the nine months ended September 30, 2020, the net interest margin was 2.93%, down 36 basis points from 3.29% for the nine months ended September 30, 2019. The decline in net interest margin for the nine months ended September 30, 2020 was primarily the result of the negative impact of lower interest rates (including LIBOR and Prime) on loan yields, somewhat mitigated by deposit pricing discipline, purchase accounting accretion, and the impact of PPP lending.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 95

Table 1—Net Interest Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assets:
Earning assets:
Loans and leases:
Commercial	3.59%	4.78%	3.76%	4.96%
Consumer	4.11	4.55	4.13	4.60
Total loans and leases	3.70	4.73	3.84	4.88
Loans held for sale	3.36	5.33	3.77	5.57
Investment securities:
U.S. government agencies	1.12	2.45	1.69	2.58
States and municipalities	1.74	3.51	2.17	3.66
Corporates and other debt	4.66	4.57	4.59	4.33
Other	33.76	34.71	33.67	34.76
Total investment securities	1.21	2.62	1.80	2.72
Trading securities	2.08	3.06	2.55	3.43
Other earning assets:
Federal funds sold and securities purchased under agreements to resell	0.04	2.04	0.53	2.20
Interest-bearing deposits with banks	0.09	1.96	0.19	2.30
Total other earning assets	0.09	2.00	0.27	2.26
Interest income / total earning assets	3.19%	4.35%	3.40%	4.45%
Liabilities:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	0.38%	1.26%	0.49%	1.30%
Time deposits	0.72	2.15	1.12	1.98
Other interest-bearing deposits	0.20	0.94	0.30	0.99
Total interest-bearing deposits	0.36	1.29	0.50	1.32
Trading liabilities	0.77	2.33	1.36	2.68
Short-term borrowings	0.27	2.13	0.72	2.35
Term borrowings	3.98	4.64	3.97	4.84
Interest expense / total interest-bearing liabilities	0.51	1.52	0.66	1.55
Net interest spread	2.68%	2.83%	2.74%	2.90%
Effect of interest-free sources used to fund earning assets	0.16	0.38	0.19	0.39
Net interest margin (a)	2.84%	3.21%	2.93%	3.29%
NM – Not meaningful

(a)    Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 96

Provision for Credit Losses
The provision for credit losses includes the provision for loan and lease losses and the reserve for unfunded lending commitments ("RULC"). The provision for credit losses is the expense necessary to maintain the ALLL and the RULC at levels appropriate to absorb management’s estimate of credit losses expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments.
The provision for credit losses was $227.0 million and $502.4 million for the three and nine months ended September 30, 2020, calculated under the CECL methodology, compared to $14.4 million and $36.3 million for the three and nine months ended September 30, 2019 calculated under the “incurred loss” methodology. The increase in provision expense was primarily attributable to $147.0 million in provision related to non-PCD loans, CECL adoption, and the economic forecast attributable to the COVID-19 pandemic.
For additional information about the provision for credit losses refer to the Regional Banking and Non-Strategic sections of the Business Line Review section in this MD&A. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
Noninterest Income
Noninterest income was $822.9 million for the third quarter 2020 and represented 61% of total revenue compared to $171.7 million and 36% in third quarter 2019. The increase in noninterest income in third quarter 2020 was primarily driven by the preliminary purchase accounting gain of $532.2 million recorded in connection with the IBKC merger. The increase in noninterest income was also driven by the addition of IBKC as well as strong fixed income revenue during the quarter.
For the nine months ended September 30, 2020, noninterest income was $1.2 billion and represented 51% of total revenue compared to $470.8 million and 34% for the nine months ended September 30, 2019. The increase in noninterest income for the year-to-date period of 2020 was primarily driven by the preliminary purchase accounting gain. Higher mortgage banking and title income and fixed income revenue also contributed to the increase in noninterest income.
Fixed Income
Fixed income was $110.9 million in third quarter 2020, a 43% increase from $77.6 million in third quarter 2019. The increase in third quarter 2020 was largely driven by favorable market conditions including market volatility and increased depository liquidity. Revenue from other products was $12.1 million and $14.0 million in third quarter 2020 and 2019, respectively. The modest decrease was primarily driven by decreases in derivative and loan sales.
For the nine months ended September 30, 2020, fixed income was $319.0 million, up 61% from $197.8 million for the nine months ended September 30, 2019. The increase in the nine months ended September 30, 2020 was largely driven by the same factors impacting the quarterly period. Revenue from other products increased 18% to $41.5 million for the year-to-date period of 2020 from $35.2 million in 2019, driven by increases in fees from derivative sales and portfolio advisory services, somewhat offset by a decrease in fees from loan sales.
The following table summarizes FHN’s fixed income noninterest income for the three and nine months ended September 30, 2020 and 2019.
Table 2—Fixed Income Noninterest Income

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(Dollars in thousands)	2020	2019		2020	2019
Noninterest income:
Fixed income	$98,871	$63,646	55%	$277,497	$162,651	71%
Other product revenue	12,072	13,999	(14)%	41,502	35,157	18%
Total fixed income noninterest income	$110,943	$77,645	43%	$318,999	$197,808	61%

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 97

Deposit Transactions and Cash Management

Fees from deposit transactions and cash management activities were $42.1 million and $103.1 million for the three and nine months ended September 30, 2020 up 22% and 5% from $34.4 million and $98.4 million for the three and nine months ended September 30, 2019. The increases for both periods were primarily volume-related from the addition of IBKC and were partially offset by a decline in NSF fees from pandemic-related impacts such as a decline in transaction volume and fee waivers. For the year-to-date period, a $4.6 million debit card incentive payment recognized in second quarter 2020 also contributed to the increase in deposit transaction and cash management fees.
Brokerage, Management Fees and Commissions
Noninterest income from brokerage, management fees and commissions was $17.9 million and $47.1 million for the three and nine months ended September 30, 2020 compared to $14.2 million and $40.9 million for the three and nine months ended September 30, 2019. The increase for both periods was primarily driven by the inclusion of IBKC and increased annuity income from higher transaction activity, and for the year-to-date period, higher advisory income.
Mortgage Banking and Title Income
Mortgage banking and title income was $65.5 million and $72.1 million for the three and nine months ended September 30, 2020 compared to $2.0 million and $6.5 million for the same periods of 2019. The increases were largely the result of the added revenue stream from the IBKC merger and higher activity due to the low rate environment.
Trust Services and Investment Management
Trust services and investment management was $11.7 million and $26.7 million for the three and nine months ended September 30, 2020 compared to $7.2 million and $22.1 million for the same periods in 2019. The increase for both periods was primarily the inclusion of IBKC in the third quarter.
Bankcard Income
Bankcard income was $10.5 million and $24.4 million for the three and nine months ended September 30, 2020 compared to $7.0 million and $20.3 million for the same periods in 2019. The increase for both periods was primarily the result of the inclusion of IBKC in the third quarter.
Other Noninterest Income
Revenue from all other income increased $4.1 million to $33.4 million in third quarter 2020 from $29.3 million in third quarter 2019. The increase in all other income in the third quarter 2020 was largely due to a $3.4 million increase in deferred compensation income driven by equity market valuations relative to the prior year. Deferred compensation income fluctuates with changes in the market value of the underlying investments and is mirrored by changes in deferred compensation expense which is included in personnel expense. Additionally, an increase in other service charges contributed to the increase in all other income in third quarter 2020, but was partially offset by a decrease in interest rate swap income relative to third quarter 2019. The increase in other service charges was primarily merger-related.
For the nine months ended September 30, 2020 revenue from all other income decreased $2.5 million to $82.1 million from $84.6 million for the nine months ended September 30, 2019. Significant declines in all other income in third quarter 2020 included a $5.4 million decrease in deferred compensation income. The decline in deferred compensation income was driven by the timing of and extreme variability in equity market valuations in both 2020 and 2019. In addition, all other income declined in third quarter of 2020 from collections on fully-charged off CBF loans and gains on sales of fixed assets in the prior year. Increases in fees from derivative sales, income from other services charges and BOLI income offset a portion of the overall decline in other noninterest income.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 98

The following table provides detail regarding the components of other income.
Table 3—Other Income

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(Dollars in thousands)	2020	2019		2020	2019
Other income:
Other service charges	$8,249	$5,738	44%	$18,050	$15,231	19%
Income from bank owned life insurance	5,627	4,427	27%	16,596	13,955	19%
ATM and interchange fees	4,556	4,507	1%	12,777	12,010	6%
Deferred compensation (a)	3,857	472	NM	2,521	7,884	(68)%
Interest rate swap income	3,458	5,408	(36)%	13,426	10,229	31%
Dividend income (b)	2,679	1,556	72%	4,866	5,678	(14)%
Letter of credit fees	1,652	1,400	18%	4,673	4,021	16%
Electronic banking fees	1,566	1,288	22%	3,778	3,826	(1)%
Other	1,708	4,462	(62)%	5,418	11,792	(54)%
Total other income	$33,352	$29,258	14%	$82,105	$84,626	(3)%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful
(a)Amounts are driven by market conditions and are mirrored by changes in deferred compensation expense which is included in personnel expense; nine months ended September 30, 2020 decrease driven by variability in equity market valuations.
(b)Represents primarily dividend income from Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") holdings. Variability largely driven by dividend rate.

Noninterest Expense
Total noninterest expense increased $278.7 million, or 90%, to $587.0 million in third quarter 2020 from $308.3 million in third quarter 2019. For the nine months ended September 30, 2020 noninterest expense increased 34% to $1.2 billion from $904.9 million for the nine months ended September 30, 2019. The increase in noninterest expense for the quarter and year-to-date periods of 2020 was primarily attributable to increases from the addition of IBKC as well as merger and acquisition-related expenses. Contributions expense increased $39.2 million for the quarterly period and $39.4 million for the year-to-date period. The increased contributions expense was reflective of a $20 million contribution to the Louisiana First Horizon Foundation in connection with the IBKC merger and a $15 million donation of Paycheck Protection Plan fees to the First Horizon Foundation to assist low- and moderate-income communities.
Personnel Expense
Personnel expense, the largest component of noninterest expense, increased $162.4 million in third quarter 2020 to $329.4 million from $167.0 million in third quarter 2019. The increase in personnel expense in third quarter 2020 was primarily driven by an increase in headcount associated with the IBKC merger and Truist branch acquisition, higher variable compensation due to higher fixed income sales revenue, and increases in deferred compensation expense driven by equity market valuations and acquisition-related costs. In addition, personnel expense included $34.9 million in merger and acquisition-related expenses during the current quarter.
For the nine months ended September 30, 2020 personnel expense was $713.2 million, up $196.6 million from $516.6 million for the nine months ended September 30, 2019. The increase in personnel expense for the year-to-date period was driven by higher headcount from the IBKC merger and Truist branch acquisition, merger and acquisition-related expense, and higher variable compensation due to increased revenues within Fixed Income. For the year-to-date period of 2020, deferred compensation expense decreased $6.9 million driven by the timing of and extreme variability in equity market valuations in both 2020 and 2019. Additionally, a decrease in restructuring costs also offset a portion of the overall increase in personnel expenses for the nine months ended 2020.
Legal and Professional Fees
Legal and professional fees were $43.2 million in third quarter 2020, an increase of $23.5 million from $19.8 million in third quarter 2019. The increase in legal and professional fees was primarily driven by an increase in merger and integration-related expenses and the inclusion of IBKC, somewhat offset by $6.5 million of restructuring costs associated with efficiency initiatives recognized in third quarter 2019.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 99

For the nine months ended September 30, 2020, legal and professional fees were $64.9 million, an increase of $12.2 million compared to the same period in 2019. The increase for the year-to-date period was the result of an increase in merger and integration-related expenses and the inclusion of IBKC, partially offset by lower restructuring costs associated with efficiency initiatives recognized in 2019. Additionally, strategic investments recognized in the first quarter of 2019 to analyze growth potential and product mix for new markets contributed to a year-over-year decline in professional fees.
Other Noninterest Expense
All other expenses increased 11% to $68.1 million in third quarter 2020 from $61.2 million in third quarter 2019. Miscellaneous loans costs increased $5.2 million, communications and delivery increased $4.0 million, contract employment and outsourcing increased $2.7 million and FDIC premium expense increased $2.6 million. These increases were offset by a decrease in advertising and public relations expense largely due to promotional branding campaigns and target marketing in new markets in 2019.
All other expenses increased 7% to $161.0 million for the nine months ended September 30, 2020 from $150.7 million for the nine months ended September 30, 2019. FDIC premium expense increased $7.3 million, largely due to the addition of IBKC as well as balance sheet growth and expected loss severity ratios. Miscellaneous loan costs increased $6.7 million, primarily from the inclusion of IBKC. Contract employment and outsourcing increased $6.4 million from technology-related projects as well as merger and integration-related expense. Pension-related costs increased $6.3 million primarily from the change in the expected rate of return on plan assets and interest cost due to the discount rate. These increases were somewhat offset by a decrease in asset impairments and technology related costs associated with restructuring and rebranding initiatives recognized in 2019. The decline in advertising and public relations expense was largely due to promotional branding campaigns and target marketing in new markets in 2019.
The following table provides detail regarding the components of other expense.
Table 4—Other Expense

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
(Dollars in thousands)	2020	2019		2020	2019
Other expense:
Communications and delivery	$9,662	$5,650	71%	$21,058	$19,483	8%
FDIC premium expense	8,194	5,564	47%	21,368	14,084	52%
Miscellaneous loan costs	6,186	1,017	NM	9,636	2,901	NM
Contract employment and outsourcing	5,961	3,256	83%	16,133	9,705	66%
Other insurance and taxes	4,462	2,475	80%	9,740	7,664	27%
Advertising and public relations	3,157	6,646	(52)%	13,138	19,462	(32)%
Non-service components of net periodic pension and post-retirement cost	2,765	986	NM	8,234	1,977	NM
Supplies	2,149	1,668	29%	6,493	4,814	35%
Other	25,595	33,976	(25)%	55,171	70,630	(22)%
Total other expense	$68,131	$61,238	11%	$160,971	$150,720	7%

Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

Income Taxes
FHN recorded an income tax provision of $2.2 million in third quarter 2020, compared to $35.8 million in third quarter 2019. For the nine months ended September 30, 2020 and 2019, FHN recorded an income tax provision of $19.8 million and $97.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was approximately 0.4% and 3% compared to 24% and 23% for the three and nine months ended
September 30, 2019. The decrease in the effective tax rate was the result of the preliminary purchase accounting gain from the IBKC merger, which is not taxable.
FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and credits and other tax benefits from affordable housing investments. The effective rate is unfavorably affected by the non-deductibility of a portion of FHN's FDIC premium and executive compensation expenses.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 100

FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in the deferred tax asset valuation allowance and changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations.
A deferred tax asset (“DTA”) or deferred tax liability (“DTL”) is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of September 30, 2020, FHN’s gross DTA (net of a valuation allowance) and gross DTL were $454.9 million and $409.8 million, respectively, resulting in a net DTA of $45.1 million at September 30, 2020, compared with a net DTA of $69.0 million at December 31, 2019.
As of September 30, 2020, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $47.4 million and $8.9 million, respectively, which will expire at various dates.
FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.
Restructuring, Repositioning, and Efficiency Initiatives
Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charges for restructuring, repositioning, and efficiency initiatives were not significant in the nine months ended September 30, 2020 and were $38.7 million in the nine months ended September 30, 2019. These expenses are primarily associated with severance and other employee costs, professional fees, and costs associated with asset impairments. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the current efficiency initiatives. See Note 18 - Restructuring, Repositioning, and Efficiency for additional information.

Financial Condition

Total period-end assets were$83.0 billion at September 30, 2020 compared to $43.3 billion at December 31, 2019, primarily driven by the IBKC merger and the Truist branch acquisition.
Earning assets consist of loans, investment securities, loans held for sale, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.

Loans and Leases
Period-end loans and leases increased $28.6 billion, or 92% to $59.7 billion as of September 30, 2020 from $31.1 billion on December 31, 2019, driven by both $26.3 billion in acquired loans and leases and PPP lending. Average loans and leases increased $29.4 billion to $60.1 billion in third quarter 2020 compared to $30.7 billion in fourth quarter 2019 and $30.0 billion in third quarter 2019.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 101

The following table summarizes FHN's average loans and leases for the quarters ended September 30, 2020 and December 31, 2019.
Table 5—Average Loans and Leases

	Quarter Ended September 30, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (C&I)	$34,051,174	57%	$19,739,937	64%	72%
Commercial real estate (CRE)	12,413,582	21	4,263,597	14	191
Total commercial	46,464,756	77	24,003,534	78	94
Consumer:
Consumer real estate (a) (b)	12,443,874	21	6,194,134	20	101
Credit card and other	1,208,994	2	508,651	2	138
Total consumer	13,652,868	23	6,702,785	22	104
Total loans and leases	$60,117,624	100%	$30,706,319	100%	96%
* Amount is less than one percent.
(a)Balance for the quarter ended December 31, 2019 includes $7.1 million of restricted and secured real estate loans.
(b)In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

C&I loans are the largest component of the loan portfolio, comprising 57% of total loans in third quarter 2020 and 64% in fourth quarter 2019. C&I loans increased 72% from fourth quarter 2019, largely driven by acquired loans from IBKC and Truist Bank, PPP lending and higher balances within mortgage warehouse lending. Driven by acquired IBKC loans, commercial real estate loans increased 191% to $12.4 billion in third quarter 2020.
Average consumer loans increased 104% from fourth quarter 2019 to $13.7 billion in third quarter 2020, largely driven by acquired loans.

Loans Held for Sale
On July 1, 2020 as part of the IBKC merger, FHN acquired a portfolio of loans held for sale which primarily consist of fixed rate single-family residential mortgage loans originated by IBKC and committed to be sold in the secondary market. The legacy FHN loans HFS portfolio consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. On September 30, 2020, and December 31, 2019, loans HFS were $1.1 billion and $593.8 million, respectively. The average balance of loans HFS increased to $984.9 million in third quarter 2020 from $581.8 million in fourth quarter 2019. The increase in period-end and average loans HFS was primarily driven by the acquired IBKC HFS loans, somewhat offset by a decrease in small business loans. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2.4 million and $6.8 million at September 30, 2020 and December 31, 2019, respectively.
Investment Securities
FHN’s investment portfolio consists principally of debt securities, including government agency issued mortgage-backed securities (“MBS”) and government agency issued collateralized mortgage obligations (“CMO”), all of which are classified as available for sale. FHN utilizes the securities portfolio as a source of income, liquidity and collateral for repurchase agreements, for public funds, and as a tool for managing risk of interest rate movements. Period-end investment securities were $8.0 billion on September 30, 2020 up from $4.4 billion on December 31, 2019, primarily as a result of securities acquired from the IBKC merger.
Average investment securities were $8.6 billion in third quarter 2020 and $4.4 billion in fourth quarter 2019, representing 11% and 12% of average earning assets, respectively. The increase in average investment securities was also driven by the IBKC merger. FHN manages the size and mix of the investment portfolio to assist in asset liability management, provide liquidity, and optimize risk adjusted return.

Deposits
Period-end deposits increased to $68.4 billion on September 30, 2020, from $32.4 billion on December 31, 2019. Average deposits increased to $67.1 billion in third quarter 2020, from $32.8 billion in fourth quarter 2019 and $32.4 billion in third quarter 2019. The increase in both period-end and average balances was largely the result of the IBKC merger and the Truist branch acquisition. In

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 102

addition, deposit balances were impacted by significant customer deposit inflows beginning in March 2020 as brokerage customers exited equity markets to move in cash positions given the market volatility associated with the COVID-19 pandemic, municipalities received federal stimulus payments, and PPP funding began, as well as management’s decision in first quarter 2020 to increase market-indexed deposits (given the favorable benefits of this funding source in lower interest-rate environments). As short-term rates have come down, particularly in the third quarter, bank deposits provide institutional clients with overnight liquidity at a competitive, and often superior, rate to other short-term cash management options. Additionally, there has been a notable shift from interest-bearing deposits to non-interest bearing deposits within many of FHN's institutional relationships. The influx in noninterest-bearing deposits during the nine months ended September 30, 2020 resulted in an increase in the percentage of average noninterest-bearing deposits from 26% of total deposits in fourth quarter 2019 to 31% of total deposits in third quarter 2020.
The following table summarizes FHN's average deposits for quarters ended September 30, 2020 and December 31, 2019.
Table 6—Average Deposits

	Quarter Ended September 30, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Interest-bearing deposits:
Savings	$25,648,149	38%	$11,579,655	35%	121%
Time deposits	5,782,686	9	3,933,741	12	47
Other interest-bearing deposits	14,771,168	22	8,721,130	27	69
Total interest-bearing deposits	46,202,003	69	24,234,526	74	91
Noninterest-bearing deposits	20,903,559	31	8,542,521	26	145
Total deposits	$67,105,562	100%	$32,777,047	100%	105%

Short-Term Borrowings
Period-end short-term borrowings decreased 35% to $2.6 billion on September 30, 2020 from $4.0 billion on December 31, 2019, primarily driven by a decrease in other short-term borrowings, as FHN was able to use customer deposits to support balance sheet funding. The decrease in other short-term borrowings was somewhat offset by increases in securities purchased under agreements to resell and federal funds purchased.
Short-term borrowings averaged $2.8 billion in third quarter 2020, down 14% from $3.3 billion in fourth quarter 2019. As noted in the table below, the decrease in short-term borrowings between fourth quarter 2019 and third quarter 2020 was primarily driven by decreases in other short-term borrowings, federal funds purchased and trading liabilities, partially offset by an increase in securities sold under agreements to repurchase. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Trading liabilities fluctuate based on various factors including variations in levels of trading securities. Federal funds purchased fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. Balances of securities sold under agreements to resell fluctuate based on cost attractiveness relative to FHLB borrowing levels and the ability to pledge securities toward such transactions.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 103

Table 7—Average Short-Term Borrowings

	Quarter Ended September 30, 2020		Quarter Ended December 31, 2019
(Dollars in thousands)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Short-term borrowings:
Federal funds purchased	$832,800	29%	$1,163,701	35%	(28)%
Securities sold under agreements to repurchase	1,503,305	53	701,213	21	114
Other short-term borrowings	132,546	5	844,558	26	(84)
Trading liabilities	360,054	13	585,889	18	(39)
Total short-term borrowings	$2,828,705	100%	$3,295,361	100%	(14)%

Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Period-end term borrowings were $2.2 billion on September 30, 2020, up from $.8 billion on December 31, 2019. Average term borrowings were $2.2 billion in third quarter 2020 and $.9 billion in fourth quarter 2019. The increase in term borrowings on both an average and period-end basis was the result of the issuance of $450 million of subordinated notes by First Horizon Bank in April 2020, and the issuance of $800 million of senior notes by FHN in May 2020.

Capital

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Period-end equity was $8.1 billion at September 30, 2020, an increase of $3.1 billion from December 31, 2019. Average equity increased to $8.1 billion in third quarter 2020 from $5.0 billion in fourth quarter 2019. Equity issued in connection with the IBKC merger was $2.5 billion. In addition, FHN issued 1,500 shares of Series E Non-Cumulative Perpetual Preferred Stock in May 2020 for net proceeds of $144.7 million. Other significant changes included net income of $612.2 million and an increase in AOCI of $99.1 million, which were partially offset by $195.0 million for common and preferred dividends and $96.1 million related to the adoption of CECL.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 104

The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 8—Regulatory Capital and Ratios

(Dollars in thousands)	September 30, 2020	December 31, 2019
Shareholders’ equity	$7,848,711	$4,780,577
Modified CECL transitional amount (a)	199,051	—
FHN non-cumulative perpetual preferred	(470,370)	(95,624)
Common equity	$7,577,392	$4,684,953
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,766,718)	(1,505,971)
Net unrealized (gains) losses on securities available for sale	(113,209)	(31,079)
Net unrealized (gains) losses on pension and other postretirement plans	267,051	273,914
Net unrealized (gains) losses on cash flow hedges	(13,372)	(3,227)
Disallowed deferred tax assets	(9,154)	(8,610)
Other deductions from common equity tier 1	(748)	(1,044)
Common equity tier 1	$5,941,242	$3,408,936
Qualifying FHN non-cumulative perpetual preferred (b)	376,721	95,624
Qualifying noncontrolling interest—First Horizon Bank preferred stock	294,816	255,890
Tier 1 capital	$6,612,779	$3,760,450
Tier 2 capital	1,158,924	394,435
Total regulatory capital	$7,771,703	$4,154,885
Risk-Weighted Assets
First Horizon National Corporation	$64,486,809	$37,045,782
First Horizon Bank	63,788,902	36,626,993
Average Assets for Leverage
First Horizon National Corporation	80,199,066	41,583,446
First Horizon Bank	79,551,797	40,867,365

	September 30, 2020		December 31, 2019
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon National Corporation	9.21%	$5,941,242	9.20%	$3,408,936
First Horizon Bank	9.83	6,268,056	9.38	3,433,867
Tier 1
First Horizon National Corporation	10.25	6,612,779	10.15	3,760,450
First Horizon Bank	10.29	6,562,872	10.18	3,728,683
Total
First Horizon National Corporation	12.05	7,771,703	11.22	4,154,885
First Horizon Bank	11.88	7,578,857	10.77	3,944,613
Tier 1 Leverage
First Horizon National Corporation	8.25	6,612,779	9.04	3,760,450
First Horizon Bank	8.25	6,562,872	9.12	3,728,683
(a)The modified CECL transitional amount is calculated as defined in the final rule issued by the banking regulators on August 26, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses (“AACL”) since FHN’s initial adoption of CECL through September 30, 2020.
(b)The $96.3 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.50%, 8.00%, 10.00%, and 5.00%, respectively. Furthermore, beginning January 1, 2019, a capital conservation buffer of 50 basis

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 105

points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses.
As of September 30, 2020, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. The third quarter 2020 capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in late August 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. For both FHN and First Horizon Bank, the risk-based regulatory capital ratios increased in third quarter 2020 relative to fourth quarter 2019 primarily from the issuance of preferred and common equity in connection with the IBKC merger, offset by the intangible assets created in the IBKC merger and Truist Bank branch acquisition. Regulatory capital ratios were also favorably impacted by the impact of net income less dividends during the first nine months of 2020. For the Bank only, the risk-based regulatory capital ratios were impacted by a reduction of $115 million in its equity investment in its financial subsidiary, FHN Financial Securities Corp. In addition, the Tier 1 Capital ratio for FHN benefited from the issuance of $150 million of Non-Cumulative Perpetual Preferred Stock, Series E. The Total Capital ratios for both FHN and First Horizon Bank benefited from the Bank’s issuance of $450 million of Tier 2 qualifying subordinated notes. The Tier 1 leverage ratio declined for both FHNC and First Horizon Bank as average assets for leverage in the third quarter 2020 increased relative to fourth quarter 2019 primarily in connection with the IBKC merger. During 2020, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
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
General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of September 30, 2020, $229.3 million in purchases had been made under this authority at an average price per share of $15.09, or $15.07 excluding commissions. Management currently does not anticipate purchasing a material number of shares under this authority during 2020.
Table 9a—Issuer Purchases of Common Stock - General Authority

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2020
July 1 to July 31	—	NA	—	$270,654
August 1 to August 31	—	NA	—	270,654
September 1 to September 30	—	NA	—	270,654
Total	—	N/A	—
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
The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 106

exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. As of September 30, 2020, the maximum number of shares that may be purchased under the program was 24.0 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2020.

Table 9b—Issuer Purchase of Common Stock - Compensation Authority

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2020
July 1 to July 31	29	$9.49	29	$24,104
August 1 to August 31	5	9.32	5	24,099
September 1 to September 30	54	9.42	54	24,045
Total	88	$9.44	88

Asset Quality

Loan Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of commercial, financial, and industrial (“C&I”) and commercial real estate (“CRE”). Consumer loans are composed of consumer real estate; and credit card and other. In first quarter 2020, FHN consolidated its permanent mortgage portfolio into consumer real estate. Loans previously classified in permanent mortgage included primarily jumbo mortgages and one-time-close (“OTC”) completed construction loans in the non-strategic segment that were originated through pre-2009 mortgage businesses. FHN has a concentration of residential real estate loans (21% of total loans). Industry concentrations are discussed under the heading C&I below.
Consolidated key asset quality metrics for each of these portfolios can be found in Table 16 – Asset Quality by Portfolio. Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2019, in the Loan Portfolio Composition discussion in the Asset Quality Section beginning on page 67 and continuing to page 87. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2020, are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2019.
COMMERCIAL LOAN PORTFOLIOS

C&I

The C&I portfolio was $33.7 billion on September 30, 2020, and is comprised of loans and leases used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of September 30, 2020, are in Tennessee (22%), Florida (11%), Texas (10%), Louisiana (8%), North Carolina (8%), California (6%), Georgia (5%), and Alabama (4%), with no other state representing more than 3% of the portfolio.

The following table provides the composition of the C&I portfolio by industry as of September 30, 2020, and December 31, 2019. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (“NAICS”) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 107

Table 10—C&I Loan Portfolio by Industry

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$5,607,068	17%	$4,410,883	22%
Finance & insurance	3,120,262	9	2,778,411	14
Health care & social assistance	2,781,907	8	1,499,178	7
Accommodation & food service	2,347,160	7	1,364,833	7
Real estate rental & leasing (a)	2,378,081	7	1,454,336	7
Wholesale trade	2,089,880	6	1,372,147	7
Manufacturing	1,973,045	6	1,150,701	6
Transportation & warehousing	1,851,054	6	691,235	3
Other (education, arts, entertainment, etc) (b)	11,507,260	34	5,329,367	27
Total C&I loan portfolio	$33,655,717	100%	$20,051,091	100%
(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% for 2020.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 26% of FHN’s C&I loans are loans to mortgage companies or borrowers in the finance and insurance industry and as a result could be affected by items that uniquely impact the financial services industry. Except “Finance and Insurance” and “Loans to Mortgage Companies”, as discussed below, on September 30, 2020, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 17% of the C&I portfolio as of September 30, 2020, 22% as of December 31, 2019 and 25% as of September 30, 2019, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In third quarter 2020, 40% of the loans funded were home purchases and 60% were refinance transactions.
Finance and Insurance
The finance and insurance component represents 9% of the C&I portfolio as of September 30, 2020 compared to 14% as of December 31, 2019, and includes TRUPs (i.e., long-
term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2020, asset-based lending to consumer finance companies represents approximately $1.1 billion of the finance and insurance component.
TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of September 30, 2020, no TRUP relationship was on interest deferral. As of September 30, 2020, the unpaid principal balance (“UPB”) of trust preferred loans totaled $227.6 million. Inclusive of an amortizing discount on TRUPs of $18.2 million, total reserves (ALLL plus the amortizing discount) for TRUPs and other bank-related loans were $28.5 million, or 13% of outstanding UPB.

C&I Asset Quality Trends
The C&I portfolio trends have been negatively impacted in the third quarter 2020 by economic uncertainty attributable to the COVID-19 pandemic and could continue to be negatively impacted in future periods. The C&I ALLL increased $366.6 million from December 31, 2019, to $489.1 million as of September 30, 2020, primarily due to the steep decline in the economic forecast attributable to the COVID-19 pandemic, the initial allowance recorded on PCD loans, and the adoption of ASU 2016-13.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 108

The allowance as a percentage of period-end loans increased 84 basis points to 1.45% as of September 30, 2020, compared to .61% as of year-end 2019.
Nonperforming C&I loans increased $138.5 million from December 31, 2019, to $212.8 million on September 30, 2020. The nonperforming loan (“NPL”) ratio increased to 0.63% of C&I loans as of September 30, 2020, from 0.37% as of December 31, 2019. The increase in NPLs was primarily driven by acquired NPLs from IBKC.
The 30+ delinquency ratio increased one basis point as of September 30, 2020. Net charge-offs in third quarter 2020 were $66.2 million compared to $3.3 million and $15.4 million of net charge-offs in fourth quarter 2019 and third quarter 2019, respectively. Third quarter 2020 net charge-offs were primarily driven by losses in the energy portfolio.
The following table shows C&I asset quality trends by segment.
Table 11—C&I Asset Quality Trends by Segment

	2020
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan and lease losses as of July 1	$308,461		$10,261	$318,722
Charge-offs	(69,384)		(64)	(69,448)
Recoveries	3,194		6	3,200
Initial allowance on loans purchased with credit deterioration (b)	137,530		172	137,702
Provision for loan and lease losses	97,112		1,806	98,918
Allowance for loan and lease losses as of September 30	$476,913		$12,181	$489,094
Net charge-offs % (qtr. annualized)	0.78%		N/M	0.77%
Allowance / net charge-offs	1.81	x	N/M	1.86	x

	As of September 30
Period-end loans	$33,264,706		$391,011	$33,655,717
Nonperforming loans	212,522		288	212,810
Troubled debt restructurings	153,831		—	153,831
30+ Delinq. % (a)	0.06%		—%	0.06%
NPL %	0.64%		0.07%	0.63%
Allowance / loans %	1.43		3.12	1.45

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan and lease losses as of July 1	$114,810		$1,286	$116,096
Charge-offs	(18,598)		—	(18,598)
Recoveries	3,244		1	3,245
Provision/(provision credit) for loan losses	14,478		(1,091)	13,387
Allowance for loan and lease losses as of September 30	$113,934		$196	$114,130
Net charge-offs % (qtr. annualized)	0.33%		NM	0.32%
Allowance / net charge-offs	1.87	x	NM	1.87	x

	As of December 31
Period-end loans	$19,721,457		$329,634	$20,051,091
Nonperforming loans	74,312		—	74,312
Troubled debt restructurings	42,199		—	42,199
30+ Delinq. % (a)	0.05%		—%	0.05%
NPL %	0.38		—	0.37
Allowance / loans %	0.62		0.02	0.61
NM—Not meaningful
Loans are expressed net of unearned income.
(a)30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 109

Commercial Real Estate
The CRE portfolio was $12.5 billion on September 30, 2020. The CRE portfolio includes both financings for commercial construction and nonconstruction loans. The largest geographical concentrations of balances as of September 30, 2020 are in Florida (28%), North Carolina (12%), Texas (11%), Louisiana (11%), Tennessee (9%), and Georgia (8%), with no other state representing more than 5% of the portfolio. This portfolio contains loans, draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of CRE consist of multi-family (28%), office (22%), retail (19%), industrial (10%), hospitality (10%), land/land development (2%), and other (9%).
CRE Asset Quality Trends

The CRE portfolio asset quality trends as of September 30, 2020 have been negatively impacted by economic uncertainty attributable to the global COVID-19 pandemic, as well as acquired nonperforming loans during third quarter 2020, with nonperforming loans up $49.2 million from December 31, 2019. The CRE portfolio could also continue to be negatively impacted in future periods due to COVID-19. The allowance increased to $208.0 million as of September 30, 2020, from $36.1 million as of December 31, 2019 primarily due to the initial allowance recorded on PCD loans in the third quarter 2020 and the impact of COVID-19. Allowance as a percentage of loans increased 83 basis points from 0.83% as of December 31, 2019, to 1.66% as of September 30, 2020. Nonperforming loans as a percentage of total CRE loans increased to 0.41% as of September 30, 2020 from 0.04% at December 31, 2019.

Accruing delinquencies as a percentage of period-end loans increased to 12 basis points as of September 30, 2020, from 2 basis points as of December 31, 2019. Net charge-offs were $1.3 million in third quarter 2020 compared to $0.2 million in third quarter 2019.
The following table shows commercial real estate asset quality trends by segment.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 110

Table 12—Commercial Real Estate Asset Quality Trends by Segment

	2020
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan and lease losses as of July 1	$56,723		$562	$57,285
Charge-offs	(3,540)		—	(3,540)
Recoveries	2,243		—	2,243
Initial allowance on loans purchased with credit deterioration (b)	100,123		—	100,123
Provision for loan losses	51,033		814	51,847
Allowance for loan and lease losses as of September 30	$206,582		$1,376	$207,958
Net charge-offs % (qtr. annualized)	0.04		—	0.04
Allowance / net charge-offs	40.04	x	—	40.31	x

	As of September 30
Period-end loans	$12,440,481		$70,406	$12,510,887
Nonperforming loans	51,061		—	51,061
Troubled debt restructurings	18,994		—	18,994
30+ Delinq. % (a)	0.12%		—%	0.12%
NPL %	0.41		—	0.41
Allowance / loans %	1.66		1.95	1.66

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic	Consolidated
Allowance for loan and lease losses as of July 1	$29,215		$3,738	$32,953
Charge-offs	(369)		—	(369)
Recoveries	181		—	181
Provision/(provision credit) for loan losses	3,797		(937)	2,860
Allowance for loan and lease losses as of September 30	$32,824		$2,801	$35,625
Net charge-offs % (qtr. annualized)	0.02%		—	0.02%
Allowance / net charge-offs	43.95	x	NM	47.70	x

	As of December 31
Period-end loans	$4,292,199		$44,818	$4,337,017
Nonperforming loans	1,825		—	1,825
Troubled debt restructurings	1,200		—	1,200
30+ Delinq. % (a)	0.02%		—%	0.02%
NPL %	0.04		—	0.04
Allowance / loans %	0.79		5.32	0.83
NM—Not meaningful
Loans are expressed net of unearned income.
(a)30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 111

CONSUMER LOAN PORTFOLIOS
Consumer Real Estate
The consumer real estate portfolio was $12.3 billion on September 30, 2020, and is primarily composed of home equity lines and installment loans including restricted balances (loans consolidated under ASC 810). The largest geographical concentrations of balances as of September 30, 2020, are in Florida (31%), Tennessee (26%), Louisiana (10%), North Carolina (9%), Georgia (3%), and Alabama (3%), with no other state representing more than 3% of the portfolio. As of September 30, 2020, approximately 84% of the consumer real estate portfolio was in a first lien position. At origination, weighted average FICO score of this portfolio was 750 and refreshed FICO scores averaged 749 on September 30, 2020. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
Home equity lines of credit (“HELOCs”) comprise $2.5 billion of the consumer real estate portfolio as of September 30, 2020. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is automatically frozen if a borrower becomes 45 days or more past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2020, approximately 86% of FHN's HELOCs are in the draw period compared to approximately 76% as of December 31, 2019. Based on when draw periods are scheduled to end per the line agreement, it is expected that $472.8 million, or 21% of HELOCs currently in the draw period, will enter the repayment period during the next 60 months. Delinquencies and charge-off rates for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are being monitored closely for those nearing the end of the draw period and borrowers are initially being contacted at least 24 months before the repayment period begins to remind the customer of the terms of their agreement and to inform them of options.
September 30, 2020 and December 31, 2019 include $40.0 million and $18.8 million, respectively, of held-to-maturity consumer mortgage loans secured by residential real estate in process of foreclosure.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 13—HELOC Draw To Repayment Schedule

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$92,670	4%	$47,455	5%
13-24	74,067	3	58,843	6
25-36	66,411	3	65,833	7
37-48	68,842	3	67,692	7
49-60	170,780	8	75,246	7
>60	1,746,350	79	666,001	68
Total	$2,219,120	100%	$981,070	100%

Consumer Real Estate Asset Quality Trends
Overall, performance of the consumer real estate portfolio remained stable in third quarter 2020. Economic uncertainty attributable to the COVID-19 pandemic could impact future trends. The non-strategic segment is a run-off portfolio and while the absolute dollars of delinquencies, nonaccruals, and 30+ accruing delinquencies increased from year-end, due primarily to acquired loans, the 30+
delinquencies ratio improved while the nonperforming loans ratio remained relatively stable. That trend of increasing deterioration of ratios in the non-strategic segment is likely to continue and may become more skewed as the portfolio shrinks and stronger borrowers are better able than weaker ones to payoff or refinance elsewhere. NPLs as a percentage of loans increased 7 basis points from year-end to 1.46% as of September 30, 2020. The ALLL increased $237.0 million from December 31,

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 112

2019, to $265.4 million as of September 30, 2020, primarily due to the impact of the COVID-19 pandemic, the initial allowance recorded on PCD loans, and the adoption of ASU 2016-13. The allowance as a percentage of loans increased 169 basis points to 2.15% as of September 30, 2020 compared to year-end 2019. Driven by acquired loans, the balance of nonperforming loans increased $94.4 million to $180.1 million as of
September 30, 2020. Loans delinquent 30 or more days and still accruing increased from $42.9 million as of December 31, 2019, to $48.4 million as of September 30, 2020. The portfolio realized net recoveries of $3.5 million in third quarter 2020 compared to net recoveries of $3.3 million in fourth quarter 2019 and net recoveries of $3.6 million in third quarter 2019.

The following table shows consumer real estate asset quality trends by segment.
Table 14—Consumer Real Estate Asset Quality Trends by Segment

	2020
	Three months ended
(Dollars in thousands)	Regional Bank	Corporate	Non-Strategic	Consolidated
Allowance for loan and lease losses as of July 1	$120,885	N/A	$22,872	$143,757
Charge-offs	(1,473)	N/A	(361)	(1,834)
Recoveries	1,598	N/A	3,713	5,311
Initial allowance on loans purchased with credit deterioration (b)	42,127	N/A	2,014	44,141
Provision/(provision credit) for loan losses	76,994	N/A	(2,939)	74,055
Allowance for loan and lease losses as of September 30	$240,131	N/A	$25,299	$265,430
Net charge-offs % (qtr. annualized)	NM	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of September 30
Period-end loans	$11,874,481	$—	$453,388	$12,327,869
Nonperforming loans	122,521	—	57,567	180,088
Troubled debt restructurings	54,036	—	93,862	147,898
30+ Delinq. % (a)	0.31%	—	2.54%	0.39%
NPL %	1.03	—	12.70	1.46
Allowance / loans %	2.02	—	5.58	2.15

	2019
	Three months ended (a)
(Dollars in thousands)	Regional Bank	Corporate	Non-Strategic	Consolidated
Allowance for loan and lease losses as of July 1	$14,705	N/A	$16,827	$31,532
Charge-offs	(378)	N/A	(1,095)	(1,473)
Recoveries	1,124	N/A	3,931	5,055
Provision/(provision credit) for loan losses	(644)	N/A	(3,796)	(4,440)
Allowance for loan and lease losses as of September 30	$14,807	N/A	$15,867	$30,674
Net charge-offs % (qtr. annualized)	NM	N/A	NM	NM
Allowance / net charge-offs	NM	N/A	NM	NM

	As of December 31 (a)
Period-end loans	$5,738,455	$31,473	$407,211	$6,177,139
Nonperforming loans	37,014	1,327	47,353	85,694
Troubled debt restructurings	46,031	2,457	113,758	162,246
30+ Delinq. % (b)	0.50%	5.29%	3.10%	0.70%
NPL %	0.65	4.22	11.63	1.39
Allowance / loans %	0.23	N/A	3.71	0.46
NM—Not meaningful
Loans are expressed net of unearned income.
(a)In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.
(b)30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 113

Credit Card and Other
The credit card and other portfolio, which is primarily within the regional banking segment, was $1.2 billion as of September 30, 2020, and primarily includes consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The allowance increased to $25.6 million as of September 30, 2020, from $13.3 million as December 31,
2019, primarily driven by economic uncertainty attributable to the COVID-19 pandemic, the initial allowance recorded on PCD loans, and the adoption of ASU 2016-13. Loans 30 days or more delinquent and accruing as a percentage of loans decreased 51 basis points from December 31, 2019, to 0.42% as of September 30, 2020. Net charge-offs were $2.5 million in third quarter 2020 compared to $2.6 million in third quarter 2019.
Table 15—Credit Card and Other Asset Quality Trends by Segment

	2020
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan and lease losses as of July 1	$17,807		$310		$18,117
Charge-offs	(3,271)		(248)		(3,519)
Recoveries	761		236		997
Initial allowance on loans purchased with credit deterioration (b)	4,762		83		4,845
Provision/(provision credit) for loan losses	5,202		(22)		5,180
Allowance for loan and lease losses as of September 30	$25,261		$359		$25,620
Net charge-offs % (qtr. annualized)	0.87%		0.08%		0.83%
Allowance / net charge-offs	2.53	x	7.38	x	2.55	x

	As of September 30
Period-end loans	$1,146,005		$66,053		$1,212,058
Nonperforming loans	2,714		164		2,878
Troubled debt restructurings	660		24		684
30+ Delinq. % (a)	0.42%		0.53%		0.42%
NPL %	0.24		0.25		0.24
Allowance / loans %	2.20		0.54		2.11

	2019
	Three months ended
(Dollars in thousands)	Regional Bank		Non-Strategic		Consolidated
Allowance for loan and lease losses as of July 1	$12,119		$49		$12,168
Charge-offs	(3,300)		(597)		(3,897)
Recoveries	1,022		234		1,256
Provision for loan losses	2,840		353		3,193
Allowance for loan and lease losses as of September 30	$12,681		$39		$12,720
Net charge-offs % (qtr. annualized)	2.02%		2.84%		2.10%
Allowance / net charge-offs	1.40	x	0.03	x	1.21	x

	As of December 31
Period-end loans	$460,742		$35,122		$495,864
Nonperforming loans	36		298		334
Troubled debt restructurings	615		38		653
30+ Delinq. % (a)	0.69%		4.05%		0.93%
NPL %	0.01		0.85		0.07
Allowance / loans %	2.87		0.09		2.68
NM—Not meaningful
Loans are expressed net of unearned income.
(a)30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 114

The following table provides additional asset quality data by loan portfolio:
Table 16—Asset Quality by Portfolio

September 30	December 31
2020	2019
Key Portfolio Details
C&I
Period-end loans ($ millions)	$33,656	$20,051
30+ Delinq. % (a)	0.06%	0.05%
NPL %	0.63	0.37
Charge-offs % (qtr. annualized)	0.77	0.07
Allowance / loans %	1.45%	0.61%
Allowance / net charge-offs	1.86	x	9.25	x
Commercial Real Estate
Period-end loans ($ millions)	$12,511	$4,337
30+ Delinq. % (a)	0.12%	0.02%
NPL %	0.41	0.04
Charge-offs % (qtr. annualized)	0.04	NM
Allowance / loans %	1.66%	0.83%
Allowance / net charge-offs	40.31	x	NM
Consumer Real Estate (b)
Period-end loans ($ millions)	$12,328	$6,177
30+ Delinq. % (a)	0.39%	0.70%
NPL %	1.46	1.39
Charge-offs % (qtr. annualized)	NM	NM
Allowance / loans %	2.15%	0.46%
Allowance / net charge-offs	NM	NM
Credit Card and Other
Period-end loans ($ millions)	$1,212	$496
30+ Delinq. % (a)	0.42%	0.93%
NPL %	0.24	0.07
Charge-offs % (qtr. annualized)	0.83	2.29
Allowance / loans %	2.11%	2.68%
Allowance / net charge-offs	2.55	x	1.14	x
NM – Not meaningful
Loans are expressed net of unearned income.
(a)30+ Delinquency % includes all accounts delinquent more than one month and still accruing interest.
(b)In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 115

Allowance for Loan and Lease Losses
Management’s policy is to maintain the ALLL at a level sufficient to recognize current expected credit losses on the amortized cost basis of the loan portfolio. The total allowance for loan and lease losses increased to $988.1 million on September 30, 2020, from $200.3 million on December 31, 2019. The ALLL as of September 30, 2020 reflects the adoption of ASU 2016-13 on January 1, 2020, the steep decline in the economic forecast attributable to the COVID-19 pandemic, and an initial allowance on PCD loans of $286.8 million. The ratio of allowance for credit losses to total loans and leases increased 101 basis points to 1.65% on September 30, 2020, compared to 0.64% on December 31, 2019.
The provision for loan and lease losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of current expected losses on the amortized cost basis of the loan portfolio. Provision expense was $230.0 million in third quarter 2020, compared to $15.0 million provision expense in third quarter 2019. The increase is primarily attributable to a $147.0 million provision for non-PCD assets acquired in the IBKC merger and Truist Bank branch acquisition, as well as from the declining economic forecast attributable to the COVID-19 pandemic.
FHN expects asset quality trends to be impacted by the economic uncertainty attributable to the COVID-19 pandemic. The C&I portfolio reflects a broad mix of categories with the heaviest concentration in loans to mortgage companies which carry minimal credit risk. The C&I portfolio as of September 30, 2020 includes $4.2 billion of loans made under the Paycheck Protection Program ("PPP Loans") of the Small Business Administration ("SBA"). PPP loans are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk. The CRE portfolio metrics could be impacted by the COVID-19 pandemic due to travel and occupancy restrictions set by state and local governments affecting CRE- Hospitality and CRE-Retail. The consumer portfolio could be impacted by the COVID-19 pandemic if consumer unemployment continues to rise and customers are unable to continue making loan payments. The consumer portfolio, however, is high quality with no subprime and minimal exposure to other traditional categories of high risk lending. The remaining non-strategic consumer real estate should continue to steadily wind down; however, it could be impacted if unemployment continues to rise and borrowers have difficulty making loan payments. Asset quality metrics within non-strategic have become skewed as the portfolio continues to shrink.

Consolidated Net Charge-offs
Net charge-offs in third quarter 2020 were $66.6 million compared to $14.6 million of net charge-offs in third quarter 2019.
Net charge-offs in third quarter 2020 in the commercial portfolio were $67.5 million compared to $15.5 million in net charge-offs in third quarter 2019. Net charge-offs were impacted by higher energy charge-offs in the current quarter. Net recoveries in the consumer real estate portfolio were $3.5 million in third quarter 2020 compared to $3.6 million in net recoveries in third quarter 2019. Net charge-offs in the credit card and other consumer portfolio were $2.5 million in third quarter 2020 compared to $2.6 million a year ago.
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
Driven by acquired NPLs, total nonperforming assets (including NPLs HFS) increased to $470.8 million on September 30, 2020, from $181.9 million on December 31, 2019. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) increased to 0.78% as of September 30, 2020, from 0.57% as of December 31, 2019. Portfolio nonperforming loans increased to $446.8 million as of September 30, 2020 from $162.2 million as of December 31, 2019. The increase in nonperforming loans was driven by the consumer real estate and CRE portfolios from acquired loans.
The ratio of the ALLL to NPLs in the loan portfolio was 2.21 times as of September 30, 2020, compared to 1.24 times as of December 31, 2019. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because loss content has been recognized through a partial charge-off, typically reserves are not recorded.
Table 17 provides an activity rollforward of OREO balances for September 30, 2020 and 2019. The balance of OREO, exclusive of inventory from government insured mortgages, was $17.8 million as of September 30, 2020, an

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 116

increase of $2.1 million from December 31, 2019, driven by acquired OREO from IBKC.
Table 17—Rollforward of OREO

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$13,177	$16,593	$15,660	$22,387
Acquired	8,593	—	8,593	—
Valuation adjustments	(34)	(282)	(203)	(256)
New foreclosed property	99	2,862	1,784	5,863
Disposal	(4,068)	(1,357)	(8,067)	(10,178)
Ending balance, September 30 (a)	$17,767	$17,816	$17,767	$17,816
(a)Excludes OREO and receivables related to government insured mortgages of $5.2 million and $9.7 million as of September 30, 2020 and 2019, respectively.
The following table provides consolidated asset quality information for the three months ended September 30, 2020 and 2019, and as of September 30, 2020, and December 31, 2019:
Table 18—Asset Quality Information

	Three Months Ended September 30,
(Dollars in thousands)	2020		2019
Allowance for loan and lease losses:
Beginning balance on July 1	$537,881		$192,749
Provision for loan and lease losses	230,000		15,000
Charge-offs (a)	(78,341)		(24,337)
Recoveries	11,751		9,737
Initial allowance on loans purchased with credit deterioration	$286,811		$—
Ending balance on September 30	$988,102		$193,149
Reserve for remaining unfunded commitments	88,720		6,890
Total allowance for loan and lease losses and reserve for unfunded commitments	$1,076,822		$200,039
Key ratios
Allowance / net charge-offs (b)	3.73	x	3.33	x
Net charge-offs % (c)	0.44%		0.19%

	As of September 30		As of December 31
Nonperforming Assets by Segment	2020		2019
Regional Banking:
Nonperforming loans (d)	$388,817		$113,187
OREO (e)	15,652		12,347
Total Regional Banking	404,469		125,534
Non-Strategic:
Nonperforming loans (d)	58,019		48,978
Nonperforming loans held for sale, net of fair value adjustment (d)	6,188		4,047
OREO (e)	2,115		3,313
Total Non-Strategic	66,322		56,338
Total nonperforming assets (d) (e)	$470,791		$181,872
(a)The three months ended September 30, 2020 exclude day 1 charge-offs and the related initial allowance on PCD loans is net of these amounts. Under the new CECL standard, the initial ALLL recognized on PCD assets included an additional $237.3 million for charged-

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 117

off loans that had been written off prior to acquisition (whether full or partial) or which met FHN's charge-off policy at the time of acquisition. After charging these amounts off immediately upon acquisition, the net impact was $286.8 million of additional ALLL for PCD loans.
(b)Ratio is total allowance divided by annualized net charge-offs.
(c)Ratio is annualized net charge-offs divided by quarterly average loans, net of unearned income.
(d)Excludes loans that are 90 or more days past due and still accruing interest.
(e)Excludes OREO from government-insured mortgages.

Table 18—Asset Quality Information (continued)

	As of September 30		As of December 31
	2020		2019
Loans and commitments:
Total period-end loans	$59,706,531		$31,061,111
Potential problem assets (a)	698,463		346,896
Loans 30 to 89 days past due	74,042		36,052
Loans 90 days past due (b) (c)	14,615		21,859
Loans held for sale 30 to 89 days past due (c)	4,979		3,732
Loans held for sale 30 to 89 days past due—guaranteed portion (c) (d)	4,712		3,424
Loans held for sale 90 days past due (c)	11,150		6,484
Loans held for sale 90 days past due—guaranteed portion (c) (d)	9,039		6,417
Remaining unfunded commitments	$20,627,190		$12,355,220
Key ratios
Allowance for loan and lease losses / loans %	1.65%		0.64%
Allowance for loan and lease losses / NPL	2.21	x	1.24	x
NPA % (e)	0.78%		0.57%
NPL %	0.75%		0.52%

(a)Includes past due loans.
(b)Excludes loans classified as held-for-sale.
(c)Amounts are not included in nonperforming/nonaccrual loans.
(d)Guaranteed loans include FHA, VA, SBA, USDA, and GNMA loans repurchased through the GNMA buyout program.
(e)Ratio is non-performing assets related to the loan portfolio to total loans plus OREO and other assets.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $14.6 million on September 30, 2020, compared to $21.9 million on December 31, 2019. The decrease was primarily driven by consumer real estate loans. Loans 30 to 89 days past due were $74.0 million on September 30, 2020, compared to $36.1 million on December 31, 2019. The increase was driven by acquired loans, most notably in the CRE and C&I portfolios.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $698.5 million on September 30, 2020, $346.9 million on December 31, 2019, and $305.0 million on September 30, 2019. The increase in potential problem assets compared to December 31, 2019 was due to acquired loans in third quarter 2020 and a net increase in classified commercial loans within the C&I portfolio. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
Troubled Debt Restructuring and Loan Modifications
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 118

separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a Troubled Debt Restructuring (“TDR”). See Note 4 – Loans and Leases for further discussion regarding TDRs and loan modifications.
On September 30, 2020 and December 31, 2019, FHN had $321.4 million and $206.3 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $12.6 million and $19.7 million, or 4% and 10% of TDR balances, as of September 30, 2020 and December 31, 2019, respectively. Additionally, FHN had $44.1 million and $51.1 million of HFS loans classified as TDRs as of September 30, 2020 and December 31, 2019, respectively.
The following table provides a summary of TDRs for the periods ended September 30, 2020 and December 31, 2019:
Table 19—Troubled Debt Restructurings

(Dollars in thousands)	As of September 30, 2020	As of December 31, 2019
Held-to-maturity:
Consumer real estate (a):
Current	81,477	105,525
Delinquent	1,151	4,634
Non-accrual (b)	65,270	52,087
Total consumer real estate	147,898	162,246
Credit card and other:
Current	651	615
Delinquent	22	38
Non-accrual	11	—
Total credit card and other	684	653
Commercial loans:
Current	87,552	10,558
Delinquent	—	—
Non-accrual	85,272	32,841
Total commercial loans	172,824	43,399
Total held-to-maturity	$321,406	$206,298
Held-for-sale:
Current	$37,158	$39,014
Delinquent	5,093	8,008
Non-accrual	1,858	4,106
Total held-for-sale	44,109	51,128
Total troubled debt restructurings	$365,515	$257,426

(a)In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.
(b)Balances as of September 30, 2020 and December 31, 2019, include $13.1 million and $12.6 million, respectively, of discharged bankruptcies.

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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 119

Value-at-Risk (“VaR”) and Stress Testing
VaR is a statistical risk measure used to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99% confidence level and 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR (“SVaR”) measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for our trading securities portfolio.

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 20—VaR and SVaR Measures

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020			As of September 30, 2020
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3,174	$4,399	$2,226	$2,839	$6,783	$1,023	$3,171
SVaR	3,183	4,446	2,226	5,186	17,727	2,226	3,171
10-day
VaR	16,092	21,628	9,769	12,146	24,880	1,807	13,332
SVaR	16,102	21,628	9,769	18,709	43,221	9,316	13,542

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019			As of September 30, 2019
(Dollars in thousands)	Mean	High	Low	Mean	High	Low
1-day
VaR	$824	$1,341	$503	$1,086	$1,907	$503	$1,092
SVaR	4,854	6,733	3,157	6,415	9,629	3,157	6,640
10-day
VaR	2,389	4,055	1,499	2,794	4,518	1,499	3,460
SVaR	13,927	20,839	8,803	17,451	28,086	8,803	19,743

				Year Ended December 31, 2019			As of December 31, 2019
(Dollars in thousands)				Mean	High	Low
1-day
VaR				$1,068	$1,907	$503	$1,325
SVaR				6,198	9,629	3,157	4,579
10-day
VaR				2,824	7,000	1,499	2,233
SVaR				17,367	28,086	8,803	14,975
2020 VaR and SVaR increased due to extreme volatility as a result of economic uncertainty associated with the COVID-19 pandemic.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 120

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks were as follows:
Table 21—Schedule of Risks Included in VaR

	As of September 30, 2020		As of September 30, 2019		As of December 31, 2019
(Dollars in thousands)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$3,621	$5,039	$1,379	$7,182	$693	$3,929
Credit spread risk	2,689	9,688	661	1,407	417	828
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 121

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
Based on a static balance sheet as of September 30, 2020, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of 1.9%, 3.6% , 6.8%, and 10.7%, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 1.4%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.5%. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 2.3% and 2.7%, assuming the absence of negative rates. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been, and likely will continue to be, impacted by the disruption from the COVID-19 pandemic. The increase in the unemployment rate, customer loan deferral requests, the impact of government assistance programs, and other developments have influenced net interest income results. FHN is monitoring current economic trends and potential exposures closely.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($14.3 billion was available at September 30, 2020), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The Federal Deposit Insurance Corporation insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and noninterest bearing

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 122

accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 98% for September 30, 2020 and December 31, 2019.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. In January 2013, FHN issued $100 million of Non-Cumulative Perpetual Preferred Stock, Series A, and in May 2020, FHN issued $150 million of Non-Cumulative Perpetual Preferred Stock, Series E. On July 2, 2020, as a result of the IBKC merger, FHN issued $237.5 million of three new series of Non-Cumulative Perpetual Preferred Stock (Series B, Series C, and Series D).
As of September 30, 2020, First Horizon Bank and subsidiaries had outstanding preferred shares of $295.4 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.

Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recent completed years plus the current year to date. For any period, First Horizon Bank’s ‘retained net income’ generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $806.4 million as of October 1, 2020. Additionally, a capital conservation buffer of 50 basis points above well-capitalized levels (equal to an extra 2.50% above minimum levels) must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends. First Horizon Bank declared and paid common dividends to the parent company in the amounts of $65 million and $115 million in first and third quarter 2020 and $345.0 million in 2019. First Horizon Bank declared and paid preferred dividends in first, second, and third quarter 2020 and each quarter of 2019. Additionally, First Horizon Bank declared preferred dividends in fourth quarter 2020, payable in January 2021.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from First Horizon Bank. FHN is subject to the capital conservation buffer requirements as described in the above paragraph for First Horizon Bank. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $0.15 per common share on October 1, 2020. FHN paid cash dividends of $331.25 per Series B preferred share and $165.00 per Series C preferred share on August 3, 2020, $1,550.00 per Series A preferred share and $2,383.33 per Series E preferred share on October 13, 2020 and $165.00 per Series C preferred share and $305.00 per Series D preferred share on November 2, 2020. In addition, in October 2020 the Board approved cash dividends per share in the following amounts:.

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	12/11/2020	01/04/2021
Preferred Stock
Series A	$1,550.00	12/24/2020	01/11/2021
Series B	$331.25	01/15/2021	02/01/2021
Series C	$165.00	01/15/2021	02/01/2021
Series E	$1,625.00	12/24/2020	01/11/2021
FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 123

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

From these pre-2009 activities, FHN has incurred substantial losses stemming from obligations to repurchase loans, pay make-whole amounts, or otherwise resolve claims that loans which FHN originated, or FHN's servicing of those loans, were deficient in a manner for which FHN was liable. Many years ago, FHN established a repurchase and foreclosure liability, or reserve, in connection with those claims. FHN has settled many claims, and the reserve is reduced each time a claim is settled. As discussed in Note 11 - Contingencies and Other Disclosures, FHN's principal remaining exposures for those activities relate to (i) indemnification claims by underwriters, loan purchasers, and other parties which assert that FHN-originated loans caused or contributed to losses which FHN is legally obliged to indemnify, and (ii) indemnification or other claims related to FHN's servicing of pre-2009 mortgage loans.
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
Repurchase and Foreclosure Liability
The repurchase and foreclosure liability is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs,

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 124

as well as other whole loans sold, mortgage insurance cancellations rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability increased to $15.9 million on September 30, 2020 from $14.5 million on December 31, 2019.

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
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (“LIBOR”), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR as currently operated may not continue after 2021. FHN is not currently able to predict the impact that the transition from LIBOR will have on FHN; however, because FHN has instruments with floating rate terms based on LIBOR, FHN may experience increases in interest, dividends, and other costs relative to these instruments subsequent to 2021. Additionally, the transition from LIBOR could impact or change FHN’s hedge accounting practices. FHN has initiated efforts to 1) develop an inventory of affected loans, securities, and derivatives, 2) evaluate and draft modifications as needed to address loans outstanding at the time of LIBOR retirement, 3) obtain an understanding of the potential effects for applicable securities and derivatives and 4) assess revisions to product pricing structures based on alternative reference rates. In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides several optional expedients and exceptions to ease the potential burden in accounting for reference rate reform. Refer to the Accounting Changes Issued but Not Currently Effective section of Note 1 - Financial Information for additional information. Additionally, the IRS has released a proposal that is intended to facilitate the transition of existing contracts from LIBOR to new reference rates without triggering modification accounting or taxable exchange treatment for those contracts. This proposal contains specific guidance that must be met in

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 125

order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.
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

FHN originated/acquired through merger 32,727 of PPP loans with an aggregate principal of $4.2 billion through September 30, 2020. For these loans, FHN anticipates recognizing net lender fees of approximately $60 million. FHN has decided to hold its PPP loans for investment. Therefore, the amount of SBA fees net of total direct origination costs are deferred as a discount to the recorded carrying value of the PPP loans. This discount is being amortized prospectively to interest income. SBA loan forgiveness payments are considered prepayments of the related loans. Under existing accounting principles, amortization of net origination fees can reflect expected prepayment activity if prepayments are determined to be probable and both the timing and volume can be reasonably estimated. Based on the current terms of the PPP loans, including the expected end of the payment deferral period, FHN estimates that substantially all of the prepayment-eligible portions of PPP loans will be prepaid by the end of 2021 as these loans are forgiven. These estimated prepayments result in a similar amount of the net fees being recognized in interest income.
Since PPP loans carry a full SBA guarantee, they do not have any credit risk and will not affect the amount of provision and ALLL recorded. FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
Lending Assistance for Borrowers
Other customer support initiatives include incremental lending assistance for borrowers through delayed payment programs and fee waivers. The following table provides the UPB of loans related to deferrals granted to FHN’s customers that have been processed through September 30, 2020.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 126

(Dollars in thousands)	As of September 30, 2020
Commercial:
Commercial and industrial	$352,124
Commercial real estate	556,063
Total Commercial	$908,187
Consumer:
HELOC	$21,750
R/E installment loans	404,983
Credit Card and Other	2,980
Total Consumer	429,713
Total	$1,337,900
Commercial deferrals processed in our different lines of business were comprised primarily of general commercial (75% or $684.5 million), private client (10% or $90.0 million), specialty (7% or $66.0 million - primarily franchise finance), and professional commercial real estate (5% or $46.5 million).

Critical Accounting Policies

Except for the changes to the following Allowance for Loan and Lease Losses and Business Combinations sections, there have been no significant changes to FHN’s critical accounting policies as described in “Critical Accounting Policies” beginning on page 99 of Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.
ALLOWANCE FOR LOAN AND LEASE LOSSES
Management’s policy is to maintain the ALLL at a level sufficient to absorb expected credit losses in the loan and lease portfolio. Management performs periodic and systematic detailed reviews of its loan and lease portfolio to identify trends and to assess the overall collectability of the portfolio. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan and lease losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions, (3) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms, (4) it requires estimation of a reasonable and supportable forecast period for credit losses for loan portfolio segments before reversion to historical loss levels over the remaining life of a loan and (5) expected future recoveries of amounts previously charged off must be estimated. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life. The ALLL is increased by the provision for loan and lease losses and recoveries and is decreased by charged-off loans. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. This critical accounting estimate applies to the regional banking, non-strategic, and corporate segments. A management committee comprised of representatives from Risk Management, Finance, Credit, and Treasury performs a quarterly review of the assumptions used in FHN’s ALLL analytical models, makes qualitative assessments of the loan and lease portfolio, and determines if qualitative adjustments should be recommended to the modeled results. On a quarterly basis, as a part of Enterprise Risk reporting and discussion, management addresses credit reserve adequacy and credit losses with the Executive and Risk Committee of FHN’s Board of Directors.
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

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 127

these factors and other relevant considerations indicate that loss levels vary from previous estimates.
See Note 1 - Financial Information and Note 5 - Allowance for Credit Losses for detail regarding FHN’s processes, models, and methodology for determining the ALLL.

BUSINESS COMBINATIONS

Pursuant to applicable accounting guidance FHN generally recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the merger-related transaction costs expensed in the period incurred. Specified items such as net investment in leases as lessor, acquired operating lease assets and liabilities as lessee, employee benefit plans and income-tax related balances are recognized in accordance with accounting guidance that results in measurements other than fair value. Determining the fair value of assets acquired, including identified intangible assets, and liabilities assumed follows the fair value hierarchy described in Note 17 – Fair Value of Assets & Liabilities. This often involves estimates based on internal or third-party valuations which include appraisals, discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, credit risk, multiples of earnings or other relevant factors. The credit allowance for
PCD assets is recognized within business combination accounting. The credit allowance for non-PCD assets is recognized as provision expense in the same reporting period as the business combination.

Premiums and discounts on acquired AFS debt securities and loans and leases held for investment are amortized to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances. Premiums and discounts on acquired debt are amortized to interest expense over their remaining lives. In addition, the determination of the useful lives over which identified finite-life intangible assets will be amortized is subjective. Intangible assets are generally amortized using an accelerated methodology that reflects the cash flow projections utilized in the applicable valuation.
ACCOUNTING CHANGES ISSUED BUT NOT CURRENTLY EFFECTIVE
Refer to Note 1 – Financial Information for a detail of accounting standards that have been issued but are not currently effective, which section is incorporated into MD&A by this reference.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 128

Non-GAAP Information

The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 22—Non-GAAP to GAAP Reconciliation

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2020	2019	2020	2019
Pre-provision Net Revenue ("PPNR")
Net interest income (GAAP)	$532,365	$300,676	$1,140,511	$898,794
Plus: Noninterest income (GAAP)	822,923	171,735	1,203,948	470,773
Total revenues (GAAP)	1,355,288	472,411	2,344,459	1,369,567
Less: Noninterest expense (GAAP)	587,040	308,306	1,210,139	904,883
PPNR (Non-GAAP)	768,248	164,105	1,134,320	464,684
Provision for credit losses (GAAP)	227,000	14,366	502,388	36,273
Income before income taxes (pre-tax income ("PTI")) (GAAP)	$541,248	$149,739	$631,932	$428,411

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	8,072,000	4,962,341	6,071,331	4,880,806
Less: Average noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Average preferred stock (a)	467,963	95,624	238,594	95,624
(A) Total average common equity	$7,308,606	$4,571,286	$5,537,306	$4,489,751
Less: Average intangible assets (GAAP) (b)	1,793,546	1,572,312	1,636,886	1,578,458
(B) Average Tangible Common Equity (Non-GAAP)	$5,515,060	$2,998,974	$3,900,420	$2,911,293
Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$2,081,979	$434,469	$784,994	$425,011

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	8,144,142	4,996,043	8,144,142	4,996,043
Less: Noncontrolling interest (a)	295,431	295,431	295,431	295,431
Less: Preferred stock (a)	470,370	95,624	470,370	95,624
(E) Total common equity	$7,378,341	$4,604,988	$7,378,341	$4,604,988
Less: Intangible assets (GAAP) (b)	1,876,131	1,569,193	1,876,131	1,569,193
(F) Tangible common equity (Non-GAAP)	$5,502,210	$3,035,795	$5,502,210	$3,035,795

Tangible Assets (Non-GAAP)
(G) Total assets (GAAP)	83,029,579	43,717,684	83,029,579	43,717,684
Less: Intangible assets (GAAP) (b)	1,876,131	1,569,193	1,876,131	1,569,193
(H) Tangible assets (Non-GAAP)	$81,153,448	$42,148,491	$81,153,448	$42,148,491

Period-end Shares Outstanding
(I) Period-end shares outstanding	554,788	312,478	554,788	312,478

Ratios
(C)/(A) Return on average common equity (“ROCE”) (GAAP) (c)	28.49%	9.50%	14.18%	9.47%
(C)/(B) Return on average tangible common equity (“ROTCE”) (Non-GAAP) (d)	37.75	14.49	20.13	14.60
(D)/(G) Total equity to total assets (GAAP)	9.81	11.43	9.81	11.43
(F)/(H) Tangible common equity to tangible assets (“TCE/TA”) (Non-GAAP)	6.78	7.20	6.78	7.20
(E)/(I) Book value per common share (GAAP)	$13.30	$14.80	$13.30	$14.80
(F)/(I) Tangible book value per common share (Non-GAAP)	$9.92	$9.76	$9.92	$9.76
(a)Included in Total equity on the Consolidated Balance Sheets.
(b)Includes Goodwill and other intangible assets, net of amortization.
(c)Ratio is annualized net income available to common shareholders to average common equity.
(d)Ratio is annualized net income available to common shareholders to average tangible common equity.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 129

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 119 of this report and the subsections entitled “Market Risk Management” beginning on page 119 and “Interest Rate Risk Management” beginning on page 121 of this report, and

(b)	Note 15 to the Consolidated Financial Statements appearing on pages 62-69 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019, including in particular the section entitled “Risk Management” beginning on page 88 of that Report and the subsections entitled “Market Risk Management” beginning on page 89 and “Interest Rate Risk Management” beginning on page 90 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 194-200 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.     Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. FHN’s management, with the participation of FHN’s chief executive officer and chief financial officer, has evaluated the effectiveness of FHN’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and the chief financial officer have concluded that FHN’s disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)    Changes in Internal Control over Financial Reporting. Other than as explained below, there have not been any changes in FHN’s internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, FHN’s internal control over financial reporting.
On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger-of-equals transaction. As permitted by Securities and Exchange Commission rules, we have elected to exclude IBKC from our assessment of internal control over financial reporting as of December 31, 2020. Our integration of IBKC’s systems and processes with our own could cause changes to our internal controls over financial reporting in future periods.

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 130

---------------------------
Part II. OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings
The “Contingencies” section of Note 11 to the Consolidated Financial Statements beginning on page 50 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN’s Annual Report on Form 10-K for the year ended December 31, 2019 and from supplemental risk factor disclosures in its Quarterly Report on Form 10-Q for the period ended March 31, 2020:

Not Applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 9(a) and 9(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon National Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 106 of this report, is incorporated herein by reference.

Items 3, 4, and 5

Not applicable

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 131

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

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
3.1	Restated Charter of First Horizon National Corporation				8-K	3.1	10/29/2020
3.2	Bylaws of First Horizon National Corporation, as amended and restated effective October 27, 2020				8-K	3.2	10/29/2020
4.1	Deposit Agreement, dated as of January 31, 2013, by and among First Horizon National Corporation, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of the depositary receipts described therein [Series A]				8-K	4.1	1/31/2013
4.2	Form of certificate representing Series A Preferred Stock				8-K	4.2	1/31/2013
4.3	Form of Depositary Receipt-Series A (included as part of Exhibit 4.1 to this report)				8-K	4.3	1/31/2013
4.4	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.5	Form of Depositary Receipt-Series B (included as part of Exhibit 4.4 to this report)				8-K	4.4	7/2/2020
4.6	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.7	Form of Depositary Receipt-Series C (included as part of Exhibit 4.6 to this report)				8-K	4.5	7/2/2020
4.8	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series D]				8-K	4.3	7/2/2020
4.9	Form of Depositary Receipt-Series D (included as part of Exhibit 4.8 to this report)				8-K	4.6	7/2/2020
4.10	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.11	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.12	Form of Depositary Receipt-Series E (included as part of Exhibit 4.10 to this report)				8-K	4.3	5/28/2020
4.13	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
4.14	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.
10.1	Description of Updated 2020 Salary Rates For 2019 Named Executive Officers	X
10.2	Sections of Director Policy Pertaining to Compensation as amended July 28, 2020	X
10.3	Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 132

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101	The following financial information from First Horizon National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2020 and 2019; (vi) Notes to Consolidated Financial Statements.
101. INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 133

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON NATIONAL CORPORATION (Registrant)

Date: November 5, 2020	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FIRST HORIZON NATIONAL CORP. 3Q20 FORM 10-Q REPORT 134