Form 10-K
period 2020-12-31
FIRST HORIZON CORP
filed 2021-02-25
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to__________
Commission File Number: 001-15185
FIRST HORIZON CORPORATION
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At June 30, 2020, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $3.0 billion based on the closing stock price reported for that date. At January 29, 2021, the registrant had 555,468,634 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of shareholders scheduled for April 27, 2021: Part III of this Report

CONTENTS OF ANNUAL REPORT ON FORM 10-K

ITEM		Page	ITEM		Page

Glossary of Acronyms and Terms		3	Item 8.	Financial Statements and Supplementary Data	105
Executive Summary of Principal Investment Risks		5
Forward-Looking Statements		7	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	230
Part I
Item 1.	Business	8	Item 9A.	Controls and Procedures	232
Item 1A.	Risk Factors	26	Item 9B.	Other Information	232
Item 1B.	Unresolved Staff Comments	46	Part III
Item 2.	Properties	46	Item 10.	Directors and Executive Officers of the Registrant	232
Item 3.	Legal Proceedings	47	Item 11.	Executive Compensation	233
Item 4.	Mine Safety Disclosures	47	Item 12.	Security Ownership of Certain Beneficial Owners
Supplemental Part I Information		48		and Management and Related Stockholder Matters	234
Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer		Item 13.	Certain Relationships and Related Transactions	234
	Purchases of Equity Securities	50	Item 14.	Principal Accountant Fees and Services	234
Item 6.	[reserved]	51	Part IV
Item 7.	Management’s Discussion and Analysis of		Item 15.	Exhibits and Financial Statement Schedules	236
	Financial Condition and Results of Operations	52	Item 16.	Form 10-K Summary	240
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	104	Signatures		241

MD&A and Financial Statement References

In this report: "2020 MD&A" and "2020 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, inclusive of Glossary of Selected Financial Terms and Acronyms, appearing in Item 7 within Part II of this report; and, "2020 Financial Statements" and "2020 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income, our Consolidated Statements of Changes in Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.

GLOSSARY OF ACRONYMS AND TERMS
The following is a list of common acronyms and terms used throughout this report:
ACL        Allowance for credit losses
ADR        Average daily revenue
AFS          Available for sale
AIR        Accrued interest receivable
ALCO        Asset/Liability Committee
ALLL        Allowance for loan and lease losses
ALM        Asset/liability management
AOCI        Accumulated other comprehensive income
ASC        FASB Accounting Standards Codification
Associate     Person employed by FHN
ASU        Accounting Standards Update
Bank        First Horizon Bank
BOLI        Bank-owned life insurance
C&I        Commercial, financial, and industrial loan portfolio
CAS        Credit Assurance Services
CARES Act    Coronavirus Aid, Relief, and Economic Security Act
CBF        Capital Bank Financial
CCAR        Comprehensive Capital Analysis and Review
CD        Certificate of deposit

FIRST HORIZON CORPORATION	3	2020 FORM 10-K ANNUAL REPORT

CECL        Current expected credit loss
CEO        Chief Executive Officer
CFPB        Consumer Financial Protection Bureau
CMO        Collateralized mortgage obligations
Company    First Horizon Corporation
Corporation    First Horizon Corporation
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
FDIC        Federal Deposit Insurance Corporation
Federal     Federal Reserve Board
Reserve
Fed        Federal Reserve Board
FFP        Federal funds purchased
FFS        Federal funds sold
FHA        Federal Housing Administration
FHLB        Federal Home Loan Bank
FHLMC        Federal Home Loan Mortgage Corporation or Freddie Mac
FHN        First Horizon Corporation
FHNF        FHN Financial; FHN's fixed income division
FICO        Fair Isaac Corporation
FINRA        Financial Industry Regulatory Authority
FNMA        Federal National Mortgage Association or Fannie Mae
First Horizon    First Horizon Corporation
FRB        Federal Reserve Bank or the Federal Reserve Board
FTBNA        First Tennessee Bank National Association (former name of the Bank)
FTE        Fully taxable equivalent
FTHC        First Tennessee Housing Corporation
FTNF         FTN Financial (former name of FHNF)
FTNMC        First Tennessee New Markets Corporation
FTRESC    FT Real Estate Securities Company, Inc.
GAAP        Generally accepted accounting principles
GNMA        Government National Mortgage Association or Ginnie Mae
GSE        Government sponsored enterprises, in this filing references Fannie Mae and Freddie Mac
HELOC        Home equity line of credit
HFS         Held for Sale
HTM        Held to maturity
HUD        Department of Housing and Urban Development
IBKC        IBERIABANK Corporation
IPO        Initial public offering
ISDA        International Swap and Derivatives Association
IRS        Internal Revenue Service
LEP        Loss emergence period
LGD        Loss given default
LIBOR        London Inter-Bank Offered Rate
LIHTC        Low Income Housing Tax Credit
LLC        Limited Liability Company
LMC        Loans to mortgage companies
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
MI        Private mortgage insurance
MSR        Mortgage servicing rights
MSRB        Municipal Securities Rulemaking Board
NAICS        North American Industry Classification System
NII        Net interest income
NIM        Net interest margin
NM        Not meaningful
NMTC        New Market Tax Credit
NOL        Net operating loss
NPA        Nonperforming asset
Non-PCD    Non-Purchased Credit Deteriorated Financial Assets

FIRST HORIZON CORPORATION	4	2020 FORM 10-K ANNUAL REPORT

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
PCD        Purchased Credit Deteriorated Financial Assets
PCI        Purchased credit impaired
PD        Probability of default
PM        Portfolio managers
PPP        Paycheck Protection Program
PSU        Performance Stock Unit
RE        Real estate
RM        Relationship managers
ROA        Return on assets
ROCE        Return on average common shareholders' equity
ROTCE        Return on tangible common equity
ROU        Right-of-use
RPL        Reasonably Possible Loss
RSU        Restricted stock unit
RWA        Risk-weighted assets
SBA        Small Business Administration
SEC        Securities and Exchange Commission
SVaR        Stressed Value-at-Risk
TA        Tangible assets
TCE        Tangible common equity
TCJA        Tax Cuts and Jobs Act of 2017
TDR        Troubled Debt Restructuring
TRUP        Trust preferred loan
UPB        Unpaid principal balance
USDA        United States Department of Agriculture
VaR        Value-at-Risk
VIE        Variable Interest Entities
we / us / our    First Horizon Corporation

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

This section provides an executive summary of the principal risks associated with an investment in our equity or debt securities. Our businesses are complex, and so are the risks associated with them. This summary is not a complete statement of risks a prospective or current investor should consider.
•The Economy. Our businesses and our industry are heavily entwined with the U.S. economy. We tend to perform better when economic conditions are favorable, and our performance tends to be weaker when the economy is weaker. That relationship can be quite strong, which can make our income and other key performance measures volatile, especially when compared with companies in many other industries. The economy tends to rise and fall in a cyclical manner which is difficult to predict, which in turn makes our performance difficult to predict. For additional information, see Cyclicality beginning on page 15 and Risks from Economic Downturns and Changes beginning on page 31.
•Credit Loss. Our lending business—accounting for about half of our revenues—is critically dependent on our clients being able to pay us back. That ability often depends on economic conditions, but many individual factors can be critical as well. If a client defaults on a loan, generally we will experience a financial loss which often is only reduced, not eliminated, by collateral supporting the loan. Accounting rules require us to evaluate current expected credit loss (CECL) each quarter, booking losses based on our expectations. That process can result in a highly volatile pattern of recognizing credit loss each quarter. The first two quarters of 2020 demonstrated this volatility, based on the economic and business disruption associated with the COVID-19 pandemic. For additional information, see CECL Accounting and COVID-19 beginning on page 12, Credit Risks beginning on page 33, and Risks related to COVID-19 Pandemic beginning on page 35.
•Loan Loss vs Loan Profit. Lending generally is a high-volume, low-margin business. This means that we often need the profits from many loans to make up for the losses from one loan. For our earnings to be strong, we need to hold loan losses to a very low level, which makes our management of credit quality a critical function for us. This

FIRST HORIZON CORPORATION	5	2020 FORM 10-K ANNUAL REPORT

imbalance between loss and profit can amplify the potential for volatility in our earnings. For additional information, see Credit Risks beginning on page 33.
•Interest Rate Conditions. Interest rates and, especially, the shape of the yield curve, are critical drivers of our profit margin from lending. If the yield curve is flat—with long-term rates only slightly higher than short-term rates—our lending margins shrink, and so does our net interest income. Interest rate policy is controlled by federal agencies and by market forces, not by us. For additional information, see Monetary Policy Shifts beginning on page 12, Cyclicality beginning on page 15, Risks Associated with Monetary Events beginning on page 31, and Interest Rate and Yield Curve Risks beginning on page 40.
•Funding Balance. In our lending business, we aggregate money and lend it out at rates which more than cover our costs. We constantly must balance our funding sources (deposits and borrowings) with our funding needs (lending). Imbalances tend to hurt our earnings. If sources become too large, generally we can cut back short-term borrowing or invest the excess, but our earnings can be modestly weaker as a result. If sources become too small, we might have to forego profitable lending or increase funding by increasing deposit or borrowing costs. For additional information, see Liquidity and Funding Risks beginning on page 39.
•Competition. Competition for clients and talent in our industry is intense and unlikely to abate. Competition for key revenue-producing talent is a key method of obtaining new client relationships in many parts of our industry. Competition in these areas can pressure us to make concessions to clients and to increase payroll costs. For additional information, see Competition beginning on page 13, and Traditional Competition Risks beginning on page 27.
•Banking Consolidation. Since the advent of nation-wide branching in the 1980s, the banking industry has experienced several waves of substantial consolidation. In the past twenty years, technological improvements have allowed institutions to become extremely large while maintaining adequate client service, and, due to cost efficiencies associated with scalable technology, have rewarded the largest institutions disproportionately, incenting banks to grow larger, faster. Consolidation can abruptly change the competitive environment in our markets. In addition, when we participate in consolidating actions, as we did in 2017 and 2020, typically it creates internal disruption and expense for a time while we integrate systems, consolidate branches, and take other consolidation-related actions.
Moreover, in our industry, the market tends to discount, for a time, the stock price of banks that engage in major mergers, in part due to the transaction and integration expenses mentioned above coupled with the risk that the combination may not achieve management’s strategic or tactical objectives. For additional information, see Significant Business Developments over Past Five Years beginning on page 10, Strategic Transactions beginning on page 14, and Traditional Strategic and Macro Risks beginning on page 27.
•Industry Disruption. Technological innovation, and the associated changes in client preferences, are radically transforming our industry and how financial services are delivered to clients. Keeping pace is expensive and difficult, while being a consistent innovation leader is practically impossible for a bank our size. Moreover, rapid innovation has the potential to be destructive of traditional companies in our industry, as it has done and is doing in other industries. For additional information, see Industry Disruption beginning on page 28.
•Regulated Industry. Our principal businesses are heavily regulated. Our two primary banking regulators can examine us, cause us to change our business operations, and significantly restrict our ability to pursue lines of business, in ways not applicable to companies in most other industries. We also have several secondary regulators, each with significant though less-encompassing powers. The primary missions of the regulators are to protect the banking system as a whole, to protect the federal government’s deposit insurance fund and program, and to protect clients; none exists to enhance our profitability or promote the interests of our investors. Moreover, regulators are government agencies, and as such can experience significant policy changes when the elected branches of government experience such changes. For additional information, see Regulatory, Legislative, and Legal Risks beginning on page 36.
•Security & Technology. Fraud and theft have always been significant risks for banks. Technology has allowed those risks to grow substantially. Bad actors can impact us from around the world, day or night, both directly and through our clients or vendors. Typically, the more a system is built to be secure and robust, the less that system can be flexible and adaptable. Moreover, high-security often is associated with a sub-optimal user experience. For additional information, see Operational Risks beginning on page 30.
•Expense Control. In the current low-interest-rate environment, banks in the U.S. are focused on

FIRST HORIZON CORPORATION	6	2020 FORM 10-K ANNUAL REPORT

reducing operating costs as much as possible. For additional information, see Operational Risks beginning on page 30, and Risks of Expense Control beginning on page 38.
For a more complete discussion of the risks associated with our businesses and operations and investment in our securities, see Item 1A, Risk Factors, beginning on page 26.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including materials incorporated into it, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.
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
•potential adverse reactions or changes to business or associate relationships resulting from the IBKC merger;
•global, general and local economic and business conditions, including economic recession or depression;
•the potential impacts on FHN’s businesses of the COVID-19 pandemic, including negative impacts from quarantines, market declines, and volatility, and changes in client behavior related to the COVID-19 pandemic;
•the stability or volatility of values and activity in the residential housing and commercial real estate markets;
•potential requirements for FHN to repurchase, or compensate for losses from, previously sold or securitized mortgages or securities based on such mortgages;
•potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans;
•potential claims relating to participation in government programs, especially lending or other financial services programs;
•expectations of and actual timing and amount of interest rate movements, including the slope and shape of the yield curve, which can have a significant impact on a financial services institution;
•market and monetary fluctuations, including fluctuations in mortgage markets;
•the financial condition of borrowers and other counterparties;
•competition within and outside the financial services industry;
•the occurrence of natural or man-made disasters, global pandemics, conflicts, or terrorist attacks, or other adverse external events;
•effectiveness and cost-efficiency of FHN’s hedging practices;
•fraud, theft, or other incursions through conventional, electronic, or other means directly or indirectly affecting FHN or its clients, business counterparties or competitors;
•the ability to adapt products and services to changing industry standards and client preferences;
•risks inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in client profiles;
•the changes in the regulation of the U.S. financial services industry;
•changes in laws, regulations, and administrative actions, including executive orders, whether or not specific to the financial services industry;
•changes in accounting policies, standards, and interpretations;
•evolving capital and liquidity standards under applicable regulatory rules;
•accounting policies and processes require management to make estimates about matters that are uncertain; and
•other factors that may affect future results of FHN.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K or in any other statement,

FIRST HORIZON CORPORATION	7	2020 FORM 10-K ANNUAL REPORT

release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, or in those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk factors discussed in Items 1 and 1A of this report and in 2020 MD&A (Item 7), among others.

PART I

ITEM 1. BUSINESS

Our Businesses

First Horizon Corporation is a Tennessee corporation. We incorporated in 1968, and are headquartered in Memphis, Tennessee. We are a bank holding company under the Bank Holding Company Act, and a financial holding company under the Gramm-Leach-Bliley Act. Our common stock is listed on the New York Stock Exchange under the symbol “FHN.” In 2020 we shortened our corporate name, which had been First Horizon National Corporation for many years. At December 31, 2020, we had total consolidated assets of $84 billion. We provide diversified financial services primarily through our principal subsidiary, First Horizon Bank. The Bank is a Tennessee banking corporation headquartered in Memphis, Tennessee.
During 2020 approximately 47% of our consolidated revenues were provided by fee and other noninterest income, and approximately 53% of revenues were provided by net interest income.
As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.
The Bank
The Bank was founded in 1864 as First National Bank of Memphis. During 2020, through its various business lines, including consolidated subsidiaries, the Bank reported revenues (net interest income plus noninterest income) of approximately $3.2 billion. The Bank generated a substantial majority of First Horizon’s consolidated revenue. At December 31, 2020, the Bank had $84 billion in total assets, $71 billion in total deposits, and $58 billion in total loans and leases (net of unearned income and net of reserves for credit losses).
Business Segments
Our financial results of operations are reported through operational business segments which are not closely related to the legal structure of our subsidiaries. As a result of our recent merger of equals with IBERIABANK Corporation (see Significant Business Developments over Past Five Years starting on page 10 below), in 2020 we changed our segments. Before the merger, we operated through four business segments: regional banking, fixed income, corporate, and non-strategic. By the end of 2020 and going forward, we operate through three segments: regional banking, specialty banking, and corporate. Quarterly results in 2020 were reported originally using the previous segments, while fourth-quarter and full-year results are reported using the current segments. In this report, segment information related to prior periods has been reclassified to conform with the current segments.
Financial and other additional information concerning our segments—including information concerning assets, revenues, and financial results—appears in our 2020 MD&A (Item 7) and Note 20 to our 2020 Financial Statements (Item 8).
Principal Businesses and Brands
As a result of our recent merger of equals with IBERIABANK Corporation (see Significant Business Developments over Past Five Years starting on page 10 below), at year-end 2020 many of our principal businesses were conducted primarily under two or more brands. Once conversion and integration of our two companies is completed, we expect to simplify our branding, phasing out certain brands over time. Our principal brands at year-end are summarized in Table 1.1.

FIRST HORIZON CORPORATION	8	2020 FORM 10-K ANNUAL REPORT

Table 1.1
Principal Businesses & Brands
At Year End

Business	Brands
Banking & financial services generally	•First Horizon & First Horizon Bank •IBERIABANK
Fixed income / capital markets	•FHN Financial •IBERIABANK Capital Markets
Mortgage lending	•First Horizon Bank •IBERIABANK Mortgage
Title services	•Lenders Title Group
Insurance brokerage & management services	•First Horizon Advisors •IBERIA Financial Services
Wealth management & brokerage services	•First Horizon Advisors •IBERIA Wealth Advisors •IBERIA Financial Services

Physical Business Locations
At December 31, 2020, First Horizon’s subsidiaries had well over 500 business locations in 23 U.S. states, excluding off-premises ATMs. Most of those locations were banking centers. At year-end, First Horizon had 492 banking centers in twelve states:
Table 1.2
Banking Centers at Year End

State	#	State	#
Tennessee	165	Georgia	12
Florida	97	South Carolina	11
North Carolina	89	Texas	10
Louisiana	64	Virginia	8
Arkansas	16	Mississippi	5
Alabama	14	New York	1

Many banking centers contain special-service areas such as wealth management and mortgage lending. At year-end, First Horizon also had client-service offices not physically within banking centers, including fixed income, title services, home mortgage, wealth management, and commercial loan offices. The largest groups of those offices were: 29 fixed income offices in eighteen states across the U.S.; 29 title services offices in Arkansas, Tennessee, and Louisiana; and 15 stand-alone mortgage lending offices in seven states. First Horizon also has operational and administrative offices.
Loans & Deposits
Lending and deposit-taking are core businesses for us. Our largest resource to fund our lending is our deposit base. At year-end 2020, we had total loans (net of unearned income) of $58 billion, total net loans (net of unearned income and net of reserves for credit losses) of $57 billion, and total deposits of $70 billion.
Most of our loans and deposits are held in our regional banking and specialty banking segments. Most of our loans are commercial, and most of them are traditional, unsecured commercial, financial, and industrial loans, or “C&I” loans. The other two major loan portfolios are secured commercial real estate loans, or “CRE” loans, and secured consumer real estate loans. Table 1.3 provides an overview of our loan and deposit balances at December 31, 2020 or averaged over the year 2020.
Table 1.3
Loans & Deposits by Type

Loans*		Deposits**
Commercial	78%	Savings	38%
Consumer	22%	Time deposits	8%
Commercial Portfolios		Other interest	23%
C&I	73%	Noninterest	31%
CRE	27%
Consumer Portfolios
Real estate	91%
Credit card/other	9%
* Percentages at December 31, 2020; includes certain leases.
** Percentages of average deposits for 2020.
Percentages may not add to 100% due to rounding.

The C&I portfolio, more than half of total loans, was $33.1 billion on December 31, 2020. Within C&I, about 26% of loans are to businesses in the financial services industry, including mortgage lending companies, with the rest in a wide range of industries, as shown in Table 1.4.
Table 1.4
C&I Loans* by Line of Business

Mortgage lenders	16%
Finance & Insurance	10%
Health care & social assistance	8%
Real estate rental & leasing	7%
Accommodation & food service	7%
Wholesale trade	6%
Manufacturing	6%
Retail trade	5%
Other C&I	35%
* Percentages of C&I portfolio at December 31, 2020.
Percentages may not add to 100% due to rounding.

Geographically, a significant majority of our loans originate from five states: Tennessee, Florida, Louisiana, North Carolina, and Texas. The geographic dispersion of our loans varies considerably among our three major loan portfolios, as shown in Table 1.5.

FIRST HORIZON CORPORATION	9	2020 FORM 10-K ANNUAL REPORT

Table 1.5
Major Loan Portfolios by Geography

C&I Loans ($33B)*		CRE Loans ($12B)*		Consumer RE Loans ($12B)*
Tennessee	21%	Florida	28%	Florida	31%
Florida	12%	North Carolina	12%	Tennessee	25%
Texas	9%	Louisiana	11%	Louisiana	10%
Louisiana	8%	Texas	11%	North Carolina	9%
North Carolina	8%	Tennessee	9%	Texas	5%
California	7%	Georgia	8%	All other states	20%
Georgia	5%	All other states	21%
All other states	30%
*Dollars and percentages within each portfolio at December 31, 2020.
Percentages may not add to 100% due to rounding.

Further information regarding deposits and our other major sources of funding is provided in Notes 9, 10, and 11 beginning on pages 168, 169, and 170, respectively, appearing in our 2020 Financial Statements (Item 8), and under the captions Deposits, Short-term Borrowings, and Term Borrowings beginning on pages 65, 66, and 67, respectively, of our 2020 MD&A (Item 7). Further information regarding our loans is provided in Note 4 beginning on page 149 appearing in our 2020 Financial Statements (Item 8), and under the caption Analysis of Financial Condition beginning on page 62 of our 2020 MD&A (Item 7).
Services We Provide
At December 31, 2020, we provided the following services through our subsidiaries and divisions:
•general banking services for consumers, businesses, financial institutions, and governments
•fixed income sales and trading; underwriting of bank-eligible securities and other fixed-income securities eligible for underwriting by financial subsidiaries; loan sales; advisory services; and derivative sales
•mortgage banking services
•title insurance and loan-closing services
•brokerage services
•correspondent banking
•transaction processing: nationwide check clearing services and remittance processing
•trust, fiduciary, and agency services
•credit card products
•equipment finance services
•investment and financial advisory services
•mutual fund sales as agent
•retail insurance sales as agent
Information about the net interest income and noninterest income we obtained from our largest categories of products and services appears under the caption Results of Operations — 2020 Compared to 2019 beginning on page 54 of our 2020 MD&A (Item 7).

Significant Business Developments Over Past Five Years

Over the past five years, our strategic priorities have focused on:
•targeted expansion of consumer and commercial banking products and markets;
•opportunistic expansion of commercial lending, mainly through acquisition transactions, talent development, and talent acquisitions;
•rigorous expense management with continued investment in revenue generating initiatives;
•managing business units and products with a strong emphasis on risk-adjusted returns on invested capital;
•providing exceptional client experience as a primary means to differentiate us from competitors; and
•investment in scalable technology and other infrastructure to attract and retain clients and to support expansion.
Examples of our implementation of these priorities include:
•In July 2020, we completed a merger of equals transaction with IBERIABANK Corporation and purchased 30 branches from Truist Bank, making 2020 a transformative year. See IBKC Merger of Equals and 30-Branch Acquisition in this Item below for additional information.

FIRST HORIZON CORPORATION	10	2020 FORM 10-K ANNUAL REPORT

•As mentioned below, the COVID-19 pandemic caused us to recognize substantial provision for credit loss in 2020, and reduced our transaction volume and revenues. See CECL Accounting and COVID-19 beginning on page 12 of this Item 1. However, when the federal government created the Paycheck Protection Program (“PPP”) in the second quarter of 2020, legacy First Horizon and legacy IBKC each were able to help clients obtain $2 billion of PPP loans (more than $4 billion total) over the course of a few short weeks. In doing so, we helped our clients access financial relief to sustain their businesses during the economic downturn. We received significant positive feedback from affected clients and earned origination fees from the PPP, $15 million of which we donated to help low and moderate income communities.
•In 2017 we merged with Capital Bank Financial Corp., which had $10 billion of total assets and nearly 200 banking centers in four southern U.S. states.
•Other acquisitions during this period include: a national leader in trading, securitization, and analysis of Small Business Association loans
(2017); and a significant restaurant franchise finance business and portfolio (2016).
•We have made key talent hires in critical areas throughout our company, with the main focus on organically growing economically profitable business lines inside and outside our traditional markets.
•We have pruned and adapted our physical banking center network to reflect long-term trends in client usage of banking centers, and are making more efficient use of other physical facilities. Correspondingly, we have expanded and enhanced our digital banking products and services.
•Organic commercial loan growth has been strong in specialty lending areas, such as lending to mortgage companies, where margins tend to be better but outstanding balances tend to fluctuate seasonally and cyclically.
Table 1.6 provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past five years.

Table 1.6
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in millions; period-end financial condition data shown as of December 31)

	2020	2019	2018	2017	2016
Net interest income	$1,662	$ 1,210	$ 1,220	$ 842	$ 729
Provision (provision credit) for credit losses	503	45	8	(1)	10
Noninterest income	1,492	654	723	490	552
Net income available to common shareholders	822	435	539	159	221
Total loans and leases	58,232	31,061	27,536	27,659	19,590
Total assets	84,209	43,311	40,832	41,423	28,555
Total deposits	69,982	32,430	32,683	30,620	22,672
Total term borrowings	1,670	791	1,171	1,218	1,041
Total liabilities	75,902	38,235	36,047	36,843	25,850
Preferred stock	470	96	96	96	96
Total shareholders’ equity	8,307	5,076	4,785	4,580	2,705

Events Impacting Year-to-Year Comparisons
IBKC Merger of Equals in 2020
In July 2020, we closed our merger of equals with IBERIABANK Corporation (“IBKC”). IBKC was the parent company of IBERIABANK based in Lafayette, Louisiana. At year-end 2019, IBKC had $31.7 billion of total assets—nearly 75% of our size at that time—and operated over 190 banking centers in 11 states: Louisiana, Texas, Arkansas, Tennessee, Mississippi, Alabama, Georgia, Florida, North and South Carolina, and New York. IBKC’s largest concentrations of banking centers were in Louisiana and Florida. We and IBKC offered many of the same financial services before the merger, but IBKC exceeded us in several areas, most notably in equipment financing, mortgage, and title services.
After closing, our board expanded to 17 directors, of which nine are from legacy First Horizon and eight are from legacy IBKC. IBKC shareholders collectively were issued 243 million First Horizon common shares (on a net basis), or 44% of our common shares outstanding at year-end 2020.
Under applicable accounting guidance, none of the income or expense recognized by IBKC prior to the merger is included in our income or expense for 2020. As a result, our 2020 operating results

FIRST HORIZON CORPORATION	11	2020 FORM 10-K ANNUAL REPORT

essentially consist of two quarters of legacy First Horizon plus two quarters of combined First Horizon and IBKC. In addition, operating results in 2020 were significantly affected by merger-related expenses and by two significant accounting impacts, described in Large Accounting Impacts from IBKC Merger below.
30-Branch Acquisition in 2020
In July 2020, we purchased 30 branches in North Carolina (20), Virginia (8), and Georgia (2) from SunTrust Bank (now Truist Bank). Those branches are in markets which we did not serve before July, or in which we did not have a leading market position. Along with the branch facilities, we acquired $0.4 billion of related loans and assumed $2.2 billion of deposits.
Large Accounting Impacts from IBKC Merger
Under applicable accounting guidance, closing the IBKC merger in July created two substantial impacts on our operating results for 2020. First, although we were required to record IBKC’s loans at fair value on the closing date, we also were required to recognize, as credit provision expense, an estimate of current expected credit losses for certain acquired loans. A similar process, with much smaller numbers, occurred for the loans associated with the 30-branch purchase. The overall incremental expense, recorded in third quarter 2020, was $147 million. Moreover, we were required to record, on a preliminary basis, a nontaxable purchase accounting gain from the merger of $533 million, driven by the stock market decline in 2020 associated with the COVID-19 pandemic. The net result of those two impacts was a $386 million uplift to our pretax income in 2020 unrelated to the ordinary operation of our businesses.
Expenses related to IBKC Merger
Closing the IBKC merger, integrating the business operations and systems, and making the changes necessary to achieve intended cost and other synergies, resulted in noninterest expenses in 2020 in excess of $140 million. Additional significant expenses related to integration and optimization will be incurred in 2021.
Low Credit Loss Rates through 2019
During 2016-2019, our provision for credit losses was unusually low, though in 2019 it began to normalize. When provision is low, differences from year to year can be idiosyncratic, driven by just a few clients.
CECL Accounting and COVID-19
Starting in 2020, accounting guidance changed, requiring us to recognize “current expected credit loss” on all loans. The new guidance had the effect of accelerating, compared to prior guidance, the recognition of provision expense at times when general economic conditions deteriorate in a rapid manner. Starting in March 2020, government and public reaction to the COVID-19 pandemic caused substantial and rapid, and previously unexpected, business disruption and economic deterioration. Those events substantially changed our expectations for future credit loss in the first half of 2020 and, accordingly, our provision expense was significantly elevated. Later in 2020, a positive change in expectations partially moderated that impact. Moreover, the new guidance was not applied retroactively to prior years, making year-to-year comparisons of provision expense less useful.
Fixed Income Volatility
For several of these years, market conditions were quite subdued for our fixed income business. Starting in 2019, however, increased market volatility and the downward direction of interest rates resulted in much higher trading volume and noninterest income in that business. See Cyclicality—Fixed Income in this Item, beginning on page 16, for additional information.
Sale of Visa Class B Stock in 2018
In 2018, we sold our remaining legacy stock holdings of Visa, significantly increasing noninterest income that year.
Capital Bank Merger in 2017
Many year-end balance sheet figures (loans, deposits, etc.) increased substantially in 2017 due to the Capital Bank transaction. Full-year operating results were less noticeably impacted until 2018, because the Capital Bank transaction closed late in 2017.
Tax Reform in 2017
Corporate tax reform in December 2017 resulted in significant negative adjustments to net deferred tax asset balance, driving a large net loss in fourth quarter that year. Financial results after 2017, in contrast, benefited significantly from lower tax rates compared to earlier years.
Monetary Policy Shifts
Although interest rates during each of these years were quite low by historical standards, short-term rates were raised modestly starting in 2015 and more vigorously in 2018. Short-term rates were reduced in 2019 and again in 2020, the latter in response to the pandemic. Other actions by the Federal Reserve put downward pressure on long-term interest rates as well, especially in 2020. These changes impacted our net interest margin, raising and lowering it over this period. Net interest margin is a measure of the profit we make on loans and other earning assets in relation to our cost of deposits and other funding sources. Because funding costs cannot realistically fall below zero, the very low rate environment during 2020 resulted in historically low net interest margin levels for us.

FIRST HORIZON CORPORATION	12	2020 FORM 10-K ANNUAL REPORT

Trends
Noteworthy trends during this period include:
•Net loan growth in 2019 (vs. 2018) was purely organic. Organic loan growth occurred in other years as well, but was masked by merger and acquisition transactions.
•Growth in net interest income was significant through 2018, driven by net loan growth, interest rate increases, and (in 2018) the Capital Bank merger. Growth flattened in 2019 as net loan growth, especially in mortgage warehouse lending, was offset by net interest margin declines. Margin declines continued in 2020, but loans increased substantially with the IBERIABANK merger.
•In 2016 and 2017, an overall down-trend in noninterest income was due mainly to lower fixed income revenues, driven by challenging market conditions. The large increase in 2018 was mainly due to the Visa stock sale, along with an uptick following the Capital Bank merger. The 2016-17 trend reversed in 2019, and continued in 2020, as interest rates declined, market volatility increased, and fixed income revenues improved markedly. Also, the second half of 2020 enjoyed a substantial increase in noninterest income following the IBERIABANK merger, especially in relation to consumer mortgage originations and related services.
•The large deposit upticks in 2017 and 2020 were driven substantially by the Capital Bank, IBERIABANK, and 30-branch transactions. Also in
2020, the federal Paycheck Protection Program (“PPP”) contributed to deposit growth as proceeds from PPP loans boosted average deposit account balances. Organic growth in deposits from core banking clients grew throughout this period, even in 2019 and 2020 when interest rates were extremely low. That core growth is masked in some years by deliberate reductions in (more expensive) market-indexed deposits, and in other years by those large transactions.
•Throughout 2020, economic and business disruption related to the COVID-19 pandemic created substantial challenges for our clients and for our company. Disruption peaked in the spring, diminished significantly in the summer, and resumed in the autumn and winter. Although at some future point significant disruption from the pandemic will end, we are not able to predict with confidence which pre-pandemic trends will resume and which will end or change.
Exited Businesses
Over the past decade, we have focused on traditional banking and fixed income products and services. We exited our legacy nation-wide mortgage banking business in 2008, though we continue to manage related legal exposures and the wind-down of a related loan portfolio. We have partially or fully exited other businesses as well. Exited businesses are managed in our corporate segment currently, and were managed in our non-strategic segment in prior periods.

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
Banking
Our regional banking business primarily competes in those areas within the southern U.S. where we have banking center locations. However, competition in our industry is trending away from the traditional geographic footprint model. That trend is happening throughout the industry, but the rate of change is highly uneven among different types of clients, products, and services.
Our regional banking business serves both consumer and commercial clients. The consumer businesses remain strongly linked to our physical banking center locations, even as our delivery of financial services to consumers is increasingly focused on popular non-physical delivery methods, such as online and mobile banking. Online and mobile banking have contributed to a decline in banking center usage, but not (so far) an erosion of the link between banking center versus consumer client location. Increasingly, however, consumers are able to manage, through a single institution, their financial accounts at multiple institutions. If cross-institutional management features become popular, they may hasten a de-linking of consumers to physical banking center networks.
Our commercial businesses, especially in our specialty banking segment, also have a geographic linkage, but it is weaker. Some areas of specialty lending, such franchise finance, and certain other specialty businesses (see Fixed Income below) are

FIRST HORIZON CORPORATION	13	2020 FORM 10-K ANNUAL REPORT

multi-regional or national in scope rather than being heavily centered on banking center locations.
Key traditional competitors in many of our markets include Wells Fargo Bank N.A., Bank of America N.A., First-Citizens Bank & Trust Company (dba First Citizens Bank), Synovus Bank, Truist Bank, Regions Bank, JPMorgan Chase Bank National Association, PNC Bank National Association, BankUnited, Hancock Whitney Bank, and Pinnacle Bank, among many others including many community banks and credit unions.
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
Recently, some evolutionary pressures have arisen which may prove to be less incremental and more disruptive. For example, in financial planning and wealth management, companies that are not traditional banks, including both long-established firms (such as Vanguard) and new ones (such as Betterment), have developed highly-interactive systems and applications. These services compete directly with traditional banks in offering personal financial advice. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients. We and other traditional banks offer similar services, but doing so risks cannibalizing traditional business models for these services.
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
Fixed Income
Our fixed income business, which is part of our specialty banking segment, serves institutional clients, broadly segregated into depositories (including banks, thrifts, and credit unions) and non-depositories (including money managers, insurance companies, governmental units and agencies, public funds, pension funds, and hedge funds). Both client groups are widely dispersed geographically, predominantly within the U.S. We have many competitors within both groups, including major U.S. and international securities firms as well as numerous regional and local firms.
Additional Information
For additional information on the competitive position of FHN and the Bank, refer to the “General” subsection above within this Item 1. Also, refer to the subsections entitled Supervision and Regulation and Effect of Governmental Policies, both of which are relevant to an analysis of our competitors. Due to the intense competition in the financial services industry we can make no representation that our competitive position has or will remain constant, nor can we predict how it may change in the future.

Other General Information

Strategic Transactions
An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past three years are described in Note 2 to our 2020 Financial Statements (Item 8).
The most significant transactions in the past five years are our merger of equals with IBKC in 2020 and our merger with Capital Bank Financial Corp. in 2017. IBKC’s assets comprised roughly three-sevenths of our combined assets immediately after closing in July 2020. Capital Bank’s assets comprised roughly one-
fourth of our combined assets immediately after closing in November 2017. We completed systems integration for the Capital Bank transaction in 2018, and we expect to complete integration with IBKC in the second half of 2021.
Other significant transactions include our purchase of 30 banking centers in July 2020, with over $2 billion of associated deposits, and our acquisition of Coastal Securities, Inc. in 2017, a leader in trading and securitizing SBA loans.

FIRST HORIZON CORPORATION	14	2020 FORM 10-K ANNUAL REPORT

Subsidiaries
FHN’s consolidated operating subsidiaries at December 31, 2020 are listed in Exhibit 21. Technical and regulatory details follow:
•The Bank is supervised and regulated as described in Supervision and Regulation in this Item below.
•The Bank is a government securities dealer. The FHN Financial division of the Bank is registered with the SEC as a municipal securities dealer and the FHN Financial Municipal Advisors division of the Bank is registered with the SEC as a municipal adviser.
•Martin and Company, Inc., First Horizon Advisors, Inc., and FHN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers.
•First Horizon Advisors, Inc., FHN Financial Securities Corp., and IBERIA Capital Partners LLC are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required. After year-end 2020, IBERIA Capital Partners LLC began the process to withdraw its registration.
•First Horizon Insurance Services, Inc., FHIS, Inc., Lenders Title Company, United Title & Abstract L.L.C., United Title of Louisiana, Inc., and First Horizon Insurance Agency, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. First Horizon Insurance Agency, Inc. is inactive.
•First Horizon Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.
•Our financial subsidiaries under the Gramm-Leach-Bliley Act are: American Abstract & Title Company; Asset Exchange, Inc.; FHIS, Inc.; FHN Financial Securities Corp.; First Horizon Advisors, Inc.; First Horizon Insurance Agency, Inc.; First Horizon Insurance Services, Inc.; IBERIA Capital Partners LLC; Lenders Title Company; United Title & Abstract L.L.C.; and United Title of Louisiana, Inc.
Client Concentration
Neither we nor any of our significant subsidiaries is dependent upon a single client or very few clients.
Calendar-Year Seasonality
We do not experience material seasonality. We do experience seasonal variation in certain revenues, expenses, and credit trends. Historically, these variations have somewhat increased certain expenses and diminished certain revenues for the regional and specialty banking segments, principally in the first quarter each year. In addition, we experience seasonal variation in certain asset and liability balances, principally in the fourth quarter
(consumer mortgages, related title services, commercial lending related to consumer mortgages, certain trading balances, and certain associate-related reserves) and first quarter (consumer mortgages, related title services, and commercial lending related to consumer mortgages).
Cyclicality
Banking
Financial services facilitate commercial and consumer economic activities in critical ways. In many key respects, modern financial services make modern types and volumes of economic activity possible. Put more simply, we do well when our clients do well, and vice-versa. As a result, our banking business is broadly and strongly dependent on the size and strength of the U.S. economy.
Generally, when the U.S. economy is in an expansionary phase of the business cycle, our loan balances rise, income from lending tends to rise (assuming static interest rates), credit losses tend to fall, and fee income tends to increase. In a contracting phase, those patterns tend to reverse. The impact of those factors on our operating results can be substantial, especially if they consistently move up or down at the same time.
Our traditional banking businesses are crucially dependent on the level of interest rates, whether federal monetary policy is easing or tightening, and on the shape of the interest rate yield curve. These factors also are cyclical, and are related in complex ways with the business cycle mentioned above.
These factors, and their impacts on us, often are mixed rather than consistently positive or negative. For example: low interest rates reduce the interest income we earn, reduce our costs of funding, tend to stimulate economic activity and loan growth, and, through lower debt service, tend to ease financial pressure on clients, reducing default risk. If the yield curve remains relatively steep, with long-term interest rates noticeably higher than short rates, our net interest margin will tend not to be significantly compressed by the lower rate environment, since lower short rates will keep our deposit costs down while higher long rates will support the rates we can charge on lending. But if rates fall low enough (as they have in recent years), the yield curve will flatten and our margins will suffer. Moreover, the Federal Reserve tends to lower rates in response to, or to avoid, a weakening economy. Economic weakness tends to diminish client borrowing and other activities which benefit our performance.
Further information on these topics is presented: within Item 1A, in Risk from Economic Downturns and Changes (p. 31), Risks Associated with Monetary Events (p. 31), Liquidity and Funding Risks (p. 39), and Interest Rate and Yield Curve Risks (p. 40); and,

FIRST HORIZON CORPORATION	15	2020 FORM 10-K ANNUAL REPORT

within 2020 MD&A (Item 7), in 2020 Financial Performance Summary (p. 53), Interest Rate Risk Management (p. 90), and Market Uncertainties and Prospective Trends (p. 98).
Fixed Income
Our fixed income and capital markets business, reported as part of our specialty banking segment, is significantly affected by interest rate cycles which, in turn, are affected by general economic and business cycles.
In broad terms, the typical impact of Federal Reserve interest and monetary policy on our fixed income business is summarized in Table 1.7.
Table 1.7
Fed Policy Impact on
Fixed Income Performance

Federal Reserve Policy Phase
	Tightening	Neutral	Easing
Fixed Income Performance Tends to be	Weaker	Average	Stronger

“Tightening” can include actions by the Federal Reserve to raise short-term interest rates, raise long-term rates, tighten credit, shrink the money supply, and decelerate economic activity. “Easing” can include actions by the Federal Reserve to lower short-term interest rates, lower long-term rates, loosen credit, expand the money supply, and accelerate economic activity. Expectations of policy actions can have impacts similar to the actions themselves.
In terms of tightening vs. easing, the Federal Reserve policy phase sometimes is clearly known, but sometimes is not. Although Federal Reserve actions at a given time can consistently support one phase, often they are a mix. For example, The Federal Reserve may want to flatten the yield curve by raising short-term rates while lowering long-term rates, or steepen the curve by taking the opposite actions. Also, major exogenous factors, such as the COVID-19 pandemic, can significantly impact the capital markets and the performance of our fixed income business. In broad terms, these relationships are summarized in Table 1.8.
Table 1.8
Key Drivers of
Fixed Income Performance

Driver	If Driver Is:	FI Revenues Tend to Be:
Interest rates	Rising	Lower
	Falling	Higher
Market volatility	Low	Lower
	Moderate	Higher
Yield curve	Flatter	Lower
	Steeper	Higher
Credit spreads	Narrower	Lower
	Wider	Higher
Economy outlook	Positive	Lower
	Negative	Higher

In many circumstances these drivers deliver mixed impacts on fixed income performance, with some pushing higher while others push lower, or with some drivers pushing weakly while others are stronger. If most or all drivers strongly push in the same direction at the same time, fixed income performance usually is strongly impacted. Revenue levels in a strongly “higher” year can be more than double what they are in a strongly “lower” year. As a result, fixed income performance can be highly variable from year to year.
Mortgage Origination and Related Services
The strength of consumer mortgage lending activity in the U.S. impacts three businesses of ours: mortgage origination and related services, title services, and commercial lending to other mortgage lenders.
Mortgage lending activity is strongly linked to interest rate cycles. Activity tends to be inversely related to prevailing mortgage rates: when rates are high, home-buying and refinancing decrease, and when rates are low, home-buying and refinancing increase. Moreover, expectations about near-term future mortgage rates can accelerate or delay those impacts, as borrowers rush to avoid future rate increases or wait for future rate decreases.
Human Resources Management
Firstpower Culture
Our principal business is providing financial services to our clients. Although many financial services can be delivered through technology today, we believe that our clients’ experiences with our associates is a critical way we differentiate from our competitors. Specifically, we ask our associates to take advantage of every opportunity to anticipate client needs and exceed client expectations.
For this “differentiated experience” strategy to succeed, we must build and nurture a diverse and inclusive workplace culture that strives to attract, hire, and retain the best people available by compensating

FIRST HORIZON CORPORATION	16	2020 FORM 10-K ANNUAL REPORT

and, just as importantly, treating people fairly; ensure that associates have opportunities for professional growth and advancement within the company; support associates with appropriate workplace resources and training; promote constructive collegiality and a sense of workplace community; encourage innovation and the development of better ways to address business challenges; publicly recognize within the company associate achievements, both great and small; and promote behaviors that provide clients with best-in-class service. At First Horizon, we call that culture “Firstpower.”
We have evolved Firstpower as a part of our MOE to incorporate aspects of both organizations—expanded expertise, resources and geographic footprint—into the culture of our company. We have developed the following Purpose, Promise and Principles to guide our associates on our core values and philosophies.
Our Purpose: First Horizon is a relationship-driven leading provider of financial solutions.
Our Promise: To strengthen the lives of our associates, clients and communities.
Our Principles:
•Great Place To Work – offer a collaborative and inclusive workplace that promotes associate development, performance and success
•Build Strong Relationships – exceed clients’ expectations by understanding their unique needs
•Deliver Results – consistently deliver shareholder value
•Give Back – invest in strategic partnerships to build strong communities
•Fortitude – lead with integrity, accountability, agility, resilience and compassion
We use many tools and resources—programs, events, promotions, communication channels—to nurture and enhance our Firstpower culture. We focus on offering a variety of opportunities that promote mentoring, wellness, internships, diversity, inclusion, volunteering, informal shout-outs and formal recognitions, career management and continuing education, resource groups, and parental and care-giver support.
We believe that Firstpower is responsible for awards and recognitions we have received. Our recent recognitions have included: Forbes’ America’s Best Large Employers; Forbes’ World’s Best Banks; Fortune’s Best Workplaces in Finance and Insurance; National Association for Female Executives – Top 50 Companies for Executive Women; Dave Thomas’ Adoption-Friendly Workplaces; Diversity Best Practices Inclusion; and Bloomberg 2019 Gender-Equality Index.
In addition to our Firstpower culture, we have developed five strategic pillars for our Diversity, Equity and Inclusion program that builds upon our track record of success, helps to ensure adoption throughout our organization, and defines a path for sustainable progress. We enable our DEI strategy through:
•Ensuring representation of diverse talent
•Strengthening leadership capabilities and accountability
•Fostering inclusion and equality through fairness and transparency
•Better serving diverse markets and clients
•Investing in the well-being of communities
Year-End Statistical Information
At December 31, 2020*, First Horizon had:
•6,802 associates, or 6,697 full-time-equivalent associates, not including contract labor for certain services:
◦68% white, 19% African American, 8% Latino, 3% Asian, and 1% two or more races or ethnicities
◦66% female and 34% male
•1,661 corporate managers:
◦78% white, 11% African American, 8% Latino, 1% Asian, and .1% two or more races or ethnicities
◦57% female and 43% male
__________
*Percentages may not add to 100% due to rounding
Other Information Associated with this Report
For additional information concerning our business, refer to 2020 MD&A (Item 7).
External Information
Our current internet address is www.firsthorizon.com. In the Investor Relations section of our internet website, under the SEC Filings tab, we make available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 232. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.

FIRST HORIZON CORPORATION	17	2020 FORM 10-K ANNUAL REPORT

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
Overview
The Corporation
First Horizon Corporation is a bank holding company and financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered with the Federal Reserve. We are subject to the regulation and supervision of, and to examination by, the Federal Reserve under the BHCA. We are required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.
A bank holding company that is not a financial holding company is limited to engaging in “banking” and activities found by the Federal Reserve to be “closely related to banking.” Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature.” “Financial” activities are broader in scope than those which are “closely related to banking.” See Financial Activities other than Banking beginning on page 23 below.
The Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See Interstate Branching and Mergers beginning on page 23, and Community Reinvestment Act (“CRA”) beginning on page 23.
The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in
Tennessee. As of June 30, 2020, the FDIC reports that the Bank held approximately 16% of such deposits.
The Bank
First Horizon Bank, our most significant subsidiary, is a Tennessee banking corporation subject to the regulation and supervision of, and to examination by, the TDFI. In addition to general supervision and examination powers, the TDFI has the power to approve mergers with the Bank, the Bank’s issuance of preferred stock or capital notes, the establishment of banking centers, and many other corporate actions.
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
From 1864 until October 2019, the Bank was a national banking association subject to the regulation and supervision of, and to examination by, the Office of the Comptroller of the Currency. During October 2019, the Bank converted from a national bank to a Tennessee state bank. Conversion did not significantly alter the scope of the Bank’s activities: Tennessee law generally allows a Tennessee state bank to take any action that a Tennessee-based national bank could take.
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

FIRST HORIZON CORPORATION	18	2020 FORM 10-K ANNUAL REPORT

be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, several of the Bank’s subsidiaries are regulated separately, as discussed in Subsidiaries beginning on page 15 of this report.
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
The regulatory framework governing banks and the financial industry is intended primarily to protect depositors and the Federal Deposit Insurance Fund, not to protect our Bank or our security holders.
Regulatory Tiers Based on Asset Size
Many rules dealing with critical regulatory topics divide banks into tiers based largely or entirely on asset size. Different topics have different cut-off points for the tiers. Within each topic, different rules apply to the different tiers.
Cut-off points vary significantly. However, as a rough generalization, for many regulatory topics the critical cut-off points are $10 billion, $100 billion, and $250 billion. Companies with less than $10 billion are less regulated in several important ways than we are, and companies with $250 billion or more are regulated much more severely in many important ways than we are. As a result, under current law, compliance costs and restrictions grow with size, they tend to change abruptly as a company crosses to the next tier, and we are in a middle tier in many respects.
The remainder of this Supervision and Regulation discussion focuses on current rules which apply to FHN based on our current asset size.
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
Payment of Dividends
First Horizon Corporation is a legal entity separate and distinct from First Horizon Bank and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal (including premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to us, as well as by us to ours shareholders.
The Corporation
Under Tennessee corporate law, we are not permitted to pay cash dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our Board must consider our current and prospective capital, liquidity, and other needs, including the needs of the Bank which we are obligated to support.
The Bank
Under Tennessee corporate law, the Bank (like the Corporation, discussed above) may not pay a dividend if the Bank would not be able to pay its debts when due or if the Bank’s assets would be inadequate, in a dissolution, to pay liabilities and preferential rights. Similarly, the Bank’s Board must consider current and prospective needs in making a decision to declare a dividend.
In addition, in order to pay cash dividends, the Bank must obtain the prior approval of the Federal Reserve and the TDFI Commissioner if the total of all dividends declared by the Bank’s board of directors in any calendar year exceeds the total of (i) the Bank’s retained net income for that year plus (ii) the Bank’s retained net income for the preceding two years, less certain required capital transfers, as applicable. Below that ceiling, approval generally is not required (but see Other Factors Affecting Dividends immediately following this discussion). Applying the applicable rules, at January 1, 2021, the Bank could legally declare cash dividends on the Bank's common or preferred stock totaling approximately $897 million without obtaining approval. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption Liquidity Risk Management in our 2020 MD&A (Item 7) beginning on page 92 of this report; and under the caption Restrictions on dividends in Note 13—Regulatory Capital and Restrictions of our 2020 Financial Statements (Item 8), beginning on page 175.
Other Factors Affecting Dividends
If, in the opinion of the Federal Reserve, we or the Bank are engaged in or about to engage in an unsafe or unsound practice (which, depending on the

FIRST HORIZON CORPORATION	19	2020 FORM 10-K ANNUAL REPORT

financial condition of FHN or the Bank, could include the payment of dividends), the Federal Reserve may require us or the Bank to cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be an unsafe and unsound banking practice.
In addition, under the Federal Deposit Insurance Act, an FDIC-insured depository institution (such as the Bank) may not make any capital distributions, pay any management fees to its holding company, or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.
The payment of cash dividends by us or by the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and requirements imposed by debt covenants. For example, as discussed under Capital Adequacy starting on page 20, our ability to pay dividends would be restricted if its capital ratios fell below minimum regulatory requirements plus a capital conservation buffer.
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
Transactions with Affiliates
The Bank’s ability to lend or extend credit to its parent company or nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) is restricted. The Bank and its subsidiaries generally may not extend credit to us or to any other affiliate in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Extensions of credit and other transactions between the Bank and us or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Further, the type, amount, and quality of collateral which must secure such extensions of credit is regulated.
There are similar legal restrictions on: the Bank’s purchases of or investments in the securities of and purchases of assets from us and our nonbank subsidiaries; the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of ours and our nonbank subsidiaries; the issuance of guaranties, acceptances, and letters of credit on behalf of us and our nonbank subsidiaries; and certain bank transactions with us and our nonbank subsidiaries, or with respect to which we and our nonbank subsidiaries act as agent, participate, or have a financial interest.
Capital Adequacy
Federal financial industry regulators require that regulated institutions maintain minimum capital levels. The capital rules in the U.S. are based on international standards known as “Basel III.” Those U.S. rules require the following:
•Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2020, our Common Equity Tier 1 Capital Ratio was 9.68% and the Bank’s was 10.46%.
•Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2020, our Tier 1 Capital Ratio was 10.74% and the Bank’s was 10.93%.
•Total Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2020, our Total Capital Ratio was 12.57% and the Bank’s was 12.52%.

FIRST HORIZON CORPORATION	20	2020 FORM 10-K ANNUAL REPORT

•Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses.
•Leverage Ratio—Base. For all supervised financial institutions, including us or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2020, our Leverage ratio was 8.24% and the Bank’s was 8.36%.
•Leverage Ratio—Supplemental. For the largest internationally active supervised financial institutions, not including us or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.
We believe that we and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2020.
Federal regulators have incorporated market and interest-rate risk components into its risk-based capital standards. Those standards explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important qualitative factors to consider in assessing an institution’s overall capital adequacy.
Federal regulators’ market risk rules are applicable to covered institutions—those with aggregate trading assets and trading liabilities of at least 10% of their total assets or at least $1 billion. We and the Bank are covered institutions under the rule. The rules specify the methodology for calculating the amount of risk-weighted assets related to trading assets and include, among other things, the addition of a component for stressed value at risk. The rule eliminates the use of credit ratings in calculating specific risk capital requirements for certain debt and securitization positions. Alternative standards of creditworthiness are used for specific standardized risks, such as exposures to sovereign debt, public sector entities, other banking institutions, corporate debt, and securitizations. In addition, an 8% capital surcharge applies to certain covered institutions, not including us or the Bank.
Moreover, the Federal Reserve has indicated that it considers a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.
Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See Prompt Corrective Action (PCA) immediately below for additional information.
In addition, the Bank is required to have a capital structure that the TDFI determines is adequate, based on TDFI’s assessment of the Bank’s businesses and risks. The TDFI may require the Bank to increase its capital, if found to be inadequate.
Prompt Corrective Action (PCA)
Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories. The specific requirements applicable to us are summarized in Table 1.9

FIRST HORIZON CORPORATION	21	2020 FORM 10-K ANNUAL REPORT

Table 1.9
REQUIREMENTS FOR PCA CAPITALIZATION CATEGORIES

Well capitalized
•Common Equity Tier 1 Capital ratio of at least 6.5%
•Tier 1 Capital ratio of at least 8%
•Total Capital ratio of at least 10%
•Leverage ratio of at least 5%
•Not subject to a directive, order, or written agreement to meet and maintain specific capital levels

Adequately capitalized
•Common Equity Tier 1 Capital ratio of at least 4.5%
•Tier 1 Capital ratio of at least 6%
•Total Capital ratio of at least 8%
•Leverage ratio of at least 4%
•Not subject to a directive, order, or written agreement to meet and maintain specific capital levels

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

At December 31, 2020, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.
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
Liquidity Coverage Ratio
The LCR requirement does not apply to institutions with assets of less than $100 billion, and so does not apply to us or the Bank. For larger institutions, the requirement applies based on a bank’s asset size.
Holding Company Structure and Support of Subsidiary Banks
Because we are a holding company, our right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that we may be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the other creditors in the event of liquidation of the bank.
Under Federal Reserve policy we are expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times even if, absent such Federal Reserve policy, we might not wish to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FIRST HORIZON CORPORATION	22	2020 FORM 10-K ANNUAL REPORT

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
Currently the Bank is our only depository institution subsidiary. If we were to own or operate another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against our other subsidiary bank(s), and a potential loss of our investment in our subsidiary banks.
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
Community Reinvestment Act (“CRA”)
The CRA requires each U.S. bank, consistent with safe and sound operation, to help meet the credit needs of each community where the bank accepts deposits, including low- and moderate-income (“LMI”) communities. The Federal Reserve assesses the Bank periodically for CRA compliance, and that assessment is made public. The Bank’s LMI operations and activities traditionally are critical focal points in those assessments.
A CRA rating below “satisfactory” can slow or halt a bank’s plans to expand by branching, acquisition, or merger, and can prevent a bank holding company from becoming a financial holding company. The Bank received a rating of “Satisfactory” in its most recent CRA assessment, issued in 2017. The next CRA assessment is ongoing at the time this report is filed.
Late in 2020, the Federal Reserve proposed changes to its regulations under the CRA. Among other things, the proposal would add quantitative measures to CRA assessments, as well as several new categories of tests. Currently the Federal Reserve, the OCC, and the FDIC have CRA modernization proposals outstanding, and all three differ from each other.
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

FIRST HORIZON CORPORATION	23	2020 FORM 10-K ANNUAL REPORT

assets; or $50 billion (subject to indexing for inflation).
(4) The bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the bank and the financial subsidiary.
(5) If the bank is among the 100 largest banks, the bank must meet the long-term debt rating or alternative standards adopted by the Federal Reserve and the U.S. Secretary of the Treasury from time to time. If this fifth requirement ceases to be met after a bank controls or holds an interest in a financial subsidiary, the bank cannot invest additional capital in that subsidiary until the requirement again is met.
No new activity may be commenced unless the bank and all of its depository institution affiliates have at least “satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the bank fails to continue to meet one or more of the requirements listed above.
In addition, federal law contains a number of other provisions that may affect the Bank’s operations, including limitations on the use and disclosure to third parties of client information.
At December 31, 2020, we are a financial holding company and the Bank has a number of financial subsidiaries, as discussed in Subsidiaries beginning on page 15 of this report.
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
Data Privacy & Security
Federal law restricts the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. Federal law also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards.
Data privacy and protection increasingly is a significant legislative, regulatory, and societal concern. The concern is driven by major technological and societal shifts in the past 20 years, led by relatively unregulated firms such as Amazon.com, Alibaba, Facebook, and Google and their many clients worldwide. Those firms have gathered large amounts of personal details about millions of people, and today have the ability to analyze that data and act on that analysis very quickly. These firms seek to understand enough about a person to know what a person wants before the person does.
Banks (as mentioned above) already are subject to significant privacy regulations. Probably for that reason, the banking industry is not at the political center of these concerns today. Even so, banks are likely to be affected by broader legislative and regulatory responses to the perceived problems. Two prominent responses to date include the European Union General Data Protection Regulation and the California Data Privacy Protection Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. To date, neither has had a material impact on the Bank.
FDIC Insurance Assessments; DIFA
U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”), administered by the FDIC. The system of FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and fully adjusted rates range from 2.5 to 45 basis

FIRST HORIZON CORPORATION	24	2020 FORM 10-K ANNUAL REPORT

points annually. (A basis point is equal to 0.01%.) Key factors in the grid include: the institution’s risk category (I to IV); whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied, including (for example) whether a net loss is realized.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by a federal bank regulatory agency.
Depositor Preference
Federal law provides that deposits and certain claims for administrative expenses and associate compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.
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
Insurance Activities
Certain of our subsidiaries sell various types of insurance as agent in a number of states. Insurance activities are subject to regulation by the states in which such business is transacted. Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.
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
In 2016 federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets. We and the Bank currently would fall into the lower of those top two tiers. However, prompted by post-2016 legislation which significantly raised several statutory asset-size tiers, if this proposal were finalized today, the $50 billion floor might be raised significantly, allowing us to remain in the third tier. We cannot predict what final rules may be adopted, nor how they may be implemented.

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

FIRST HORIZON CORPORATION	25	2020 FORM 10-K ANNUAL REPORT

deposits at the Federal Reserve; and changes in the federal funds rate, which is the rate at which depository institutions lend balances to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.
The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economies and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of our operations, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress, the Tennessee General Assembly and other state legislatures, and regulations occasionally are proposed by our regulatory agencies, any of which could affect our businesses, financial results, and financial condition.

We are not able to predict what, if any, changes that Congress, state legislatures, or the regulatory agencies will enact or implement in the future, nor the impact that those actions will have upon us.

Sources and Availability of Funds

Information concerning the sources and availability of funds for our businesses can be found in our 2020 MD&A (Item 7), including the subsection entitled
Liquidity Risk Management on pages 92-94 of this report, which material is incorporated herein by reference.

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

FIRST HORIZON CORPORATION	26	2020 FORM 10-K ANNUAL REPORT

TABLE OF ITEM 1A TOPICS

Topic	Page	Topic	Page
Traditional Competition Risks................................	27	Risks of Expense Control..................................	38
Traditional Strategic and Macro Risks...................	27	Geographic Risks..............................................	38
Industry Disruption.................................................	28	Insurance..........................................................	39
Operational Risks..................................................	30	Liquidity and Funding Risks..............................	39
Risks from Economic Downturns and Changes ....	31	Credit Ratings...................................................	40
Risks Associated with Monetary Events................	31	Interest Rate and Yield Curve Risks..................	40
Risks Related to Businesses We May Exit ...........	32	Asset Inventories and Market Risks..................	42
Reputation Risks...................................................	32	Mortgage Business Risks..................................	43
Credit Risks...........................................................	33	Pre-2009 Mortgage Business Risks..................	44
Service Risks.........................................................	35	Accounting & Tax Risks....................................	44
Risks related to COVID-19 Pandemic ...................	35	Stock-Holding and Governance Risks...............	45
Regulatory, Legislative, and Legal Risks...............	36

Traditional Competition Risks
We are subject to intense competition for clients, and the nature of that competition is changing quickly. Our primary areas of competition include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, title insurance services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption beginning on page 28) has intensified the competitive environment.
Some competitors are traditional banks, subject to the same regulatory framework as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation.
Examples of less-regulated activities include check-cashing services, independent ATM services, and “peer-to-peer” lending, where investors provide debt financing and/or capital directly to borrowers.
We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for clients, refer to Competition within Item 1 beginning on page 13 of this report.
We compete for talent. Our most significant competitors for clients also tend to be our most significant competitors for top talent. See Operational Risks beginning on page 30 of this Item 1A for additional information concerning this risk.
We compete to raise capital in the equity and debt markets. See Liquidity and Funding Risks beginning on page 39 of this Item 1A for additional information concerning this risk.

Traditional Strategic and Macro Risks
We may be unable to successfully implement our strategy to grow our commercial and consumer banking businesses and our fixed income business. Although our current strategy is expected to evolve as business conditions change, in 2021 our strategy is primarily to invest resources in our banking businesses as we integrate the businesses and operations of First Horizon and IBKC, and seek to exploit opportunities for cost and revenue synergies. Organic growth, including exploitation of revenue synergies, is expected to be coordinated with a focus on strong and stable returns on capital.
Organically, we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into other southern U.S. markets with similar characteristics, and expanded with specialty commercial lending and private client banking.
In the future, we expect to continue to nurture profitable organic growth. We may pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves.

FIRST HORIZON CORPORATION	27	2020 FORM 10-K ANNUAL REPORT

Failure to achieve one or more key elements needed for successful organic growth would adversely affect our business and earnings. We believe that the successful execution of organic growth depends upon a number of key elements, including:
•our ability to attract and retain clients in our banking market areas, particularly as we integrate First Horizon and IBKC;
•our ability to achieve and maintain growth in our earnings while pursuing new business opportunities;
•our ability to maintain a high level of client service while optimizing our physical banking center count due to changing client demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;
•our ability to manage the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions; and
•our ability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.
We have in place strategies designed to achieve those elements that are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.
Failure to achieve one or more key elements needed for successful business acquisitions would adversely affect our business and earnings. In relation to the IBKC merger and the 30-branch acquisition closed in 2020, and to the extent we engage in future bank or non-bank business acquisitions, we face various additional risks, including:
•our ability to realize planned strategic and tactical objectives, including operating efficiencies and revenue synergies, within a reasonable time period after closing the transaction;
•our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;
•our ability to properly evaluate loss inherent in the target business’ loan portfolios;
•our ability to integrate the acquired business’ operations, clients, and properties quickly and cost-effectively;
•our ability to manage cultural assimilation risks associated with growth through acquisitions, which can be an often-overlooked and often-critical failure point in mergers;
•our ability to combine the franchise values of the two companies without significant loss from re-branding and other similar changes; and
•our ability to retain core clients and key associates.
A type of strategic acquisition—a so-called “merger of equals” where the company we nominally acquire has similar size, operating contribution, or value—presents unique opportunities but also unique risks. Those special risks, which continue to be present in relation to the IBKC transaction, include:
•the potential for elevated and duplicative operating expenses if we are unable to integrate the two companies efficiently in a reasonable amount of time; and
•the potential for a significant increase in the time horizon that may be needed before substantial economies of scale can be realized or substantial revenue synergies can be developed effectively.

Industry Disruption
Through technological innovations and changes in client habits, the manner in which clients use financial services continues to change at a rapid pace. We provide a large number of services remotely (online and mobile), and physical banking center utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas.
Through digital marketing and service platforms, many banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms.
Companies as disparate as PayPal (an online payment clearinghouse) and Starbucks (a large chain of cafes) provide payment and exchange services which compete directly with banks in ways not possible traditionally. Recently, some government leaders have discussed having the U.S. Post Office offer banking services.
The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers

FIRST HORIZON CORPORATION	28	2020 FORM 10-K ANNUAL REPORT

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
For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend.
Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries.
We believe that, over the course of the technology-driven evolution of our industry which is well underway, the “winners” will be those institutions which can know their clients and make those clients feel they are known, even when many clients increasingly do not visit banking centers or have face-to-face live interaction. Two keys to achieving a psychological connection with such clients are (1) data management and analytics, using artificial intelligence processes, which allow an institution to provide a differentiated, personalized experience for the client at the point of interaction, and (2) seamless integration of real-time client contact with a human being through voice, chat, or other means.
A critical factor in successful data analytics, allowing real-time differentiated interaction with clients, is how traditionally uncaptured, unstructured, or siloed data is acquired, managed, and accessed. Some banks are experimenting with different methods of addressing this business need, and more will follow. In addition, external vendors are developing processes to provide solutions. A basic challenge for all these efforts is how to integrate analysis of extremely disparate forms of data and utilize that analysis in each client contact in a manner which most clients not only accept, but value.
Developing workable proprietary solutions to the data analytics challenges ahead of competitors requires substantial investment in information technology systems and innovation. Even with a substantial IT budget, we cannot outspend, or even come close to matching, the largest U.S. banking institutions. Therefore, like most U.S. banks, our strategy must be focused on leveraging products and solutions which are within our means, including those developed by external vendors. Our goal must be to keep pace with industry developments with a focus on improving the client’s differentiated experience with us by recognizing and responding to client needs.
Technological innovation has tended to reduce barriers to entry based on cost. Put another way, once someone finds a new, better method to accomplish a task in our industry, often others are able to replicate or improve on that method, sometimes quite rapidly. Key risks for us, therefore, are whether we will be able: to catch up to breakthroughs quickly enough to avoid client attrition; to adopt and enhance breakthroughs frequently enough, and without significant technical failures, to attract clients from competitors; and, if we are able to truly innovate, to press our advantage quickly before competitors adopt it.
To thrive as our industry is disrupted, we will need to embrace some of the attitudes of a technology company, and shed some of the attitudes of a traditional bank. This has required, and will continue to require, an evolution in our corporate culture which, in turn, creates implementation risk. In this process it is critical that we not lose sight of how our clients experience working with us and our systems, including those clients who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who just want services to be convenient, personalized, and understandable.
Just as disruptive business changes driven by new technologies and new client preferences can adversely impact us and our entire industry, similar events can adversely impact our commercial clients. In time, a major business disruption can cause dominant businesses to fail, and can shrink or even end entire lines of business. An example of this is the business failure of the Blockbuster video distribution chain and most other video distribution stores, and the rise of Netflix and similar services. Many other examples of this kind of process are ongoing today in many industries, including publishing, retail sales, news, and the creation as well as distribution of audio and video entertainment. To the extent disruptions impact our

FIRST HORIZON CORPORATION	29	2020 FORM 10-K ANNUAL REPORT

clients, we may experience elevated loan losses and loss of ongoing business which we may not be able to recapture with new clients.

Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks. Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The methods used to perpetrate and combat fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures, and otherwise create false documents that look genuine.
Our anti-fraud actions are both preventive (anticipating lines of attack, educating associates and clients, etc.) and responsive (remediating actual attacks). Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes so that the entire industry can adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, malware, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low cost.
A serious information technology security (cybersecurity) breach can cause significant damage and at the same time be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. Because of the potentially very serious consequences associated with these risks, our electronic systems and their upgrades need to address internal and external security concerns to a high degree, and our systems must comply with applicable banking and other regulations pertaining to bank safety and client protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our associates to recognize red flags associated with fraud, theft, and other electronic crimes, and we educate our clients as well through regular and episodic security-oriented communications. We expect our systems and regulatory requirements to continue to evolve as technology and criminal techniques also continue to evolve.
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
The operational functions of business counterparties may experience disruptions that could adversely impact us and over which we may have limited or no control. For example, in recent years a number of major U.S. consumer-oriented firms experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other data of millions of clients. These incursions affected cards issued and deposit accounts maintained by many banks, including our Bank. Although our systems are not breached in third-party incursions, these events can increase account fraud and can cause us to reissue a significant number of account cards and take other costly steps to avoid significant theft loss to our Bank and our clients. Our ability to recoup our losses may be limited legally or practically in many situations. Possible points of incursion or disruption not within our control include retailers, utilities, insurers, health care service

FIRST HORIZON CORPORATION	30	2020 FORM 10-K ANNUAL REPORT

providers, internet service and electronic mail providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
Failure to build and maintain, or outsource, the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to clients, legal actions, and noncompliance with applicable regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Operational Risk Management beginning on page 91 of our 2020 MD&A (Item 7).
The delivery of financial services to clients and others increasingly depends upon technologies, systems, and multi-party infrastructures which are new, creating or enhancing several risks discussed elsewhere. Examples of the risks created or enhanced by the widespread and rapid adoption of relatively untested technologies include: security incursions; operational malfunctions or other disruptions; and legal claims of patent or other intellectual property infringement.
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
Incentives might operate poorly or have unintended adverse effects. Incentive programs are difficult to design well, and even if well-designed often they must be updated to address changes in our business. A poorly designed incentive program—where goals are too difficult, too easy, or not well related to desired outcomes—could provide little useful motivation to key associates, could increase turnover, and could impact client retention. Moreover, even where those pitfalls are avoided, incentive programs may create unintended adverse consequences. For example, a program focused entirely on revenue production, without proper controls, may result in costs growing faster than revenues.

Risk from Economic Downturns and Changes
Generally, in an economic downturn, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and realized credit losses generally increase during economic downturns due to an increase in liquidity problems for clients and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in employment rates, interest rates, real estate prices, or expectations concerning rates or prices. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services. Those effects can continue for many years after the downturn technically ends.

Risks Associated with Monetary Events

The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients. In response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019 the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic,

FIRST HORIZON CORPORATION	31	2020 FORM 10-K ANNUAL REPORT

the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. For 2021, the Federal Reserve has indicated that future actions will depend upon changes in economic data.
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
Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks beginning on page 40.
We may be adversely affected by economic and political situations outside the U.S. The U.S. economy, and the businesses of many of our clients, are linked significantly to economic and market conditions outside the U.S., especially in North and
Central America, Europe, and Asia, and increasingly in South America. Although we have little direct exposure to non-US-dollar-denominated assets or non-US sovereign debt, in the future major adverse events outside the U.S. could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (i) sovereign debt default (default by one or more governments in their borrowings), (ii) bank and/or corporate debt default, (iii) market and other liquidity disruptions, and, if stresses become especially severe, (iv) the collapse of governments, alliances, or currencies, and (v) military conflicts. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties; impacts upon our clients; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.

Risks Related to Businesses We May Exit

We may be unable to successfully implement a disposition or wind-down of businesses or units which no longer fit our strategic plans. We could have closures and divestitures as we continue to adapt to a changing business and regulatory environment. Key risks associated with exiting a business include:

•our ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
•our ability to identify and implement key client, personnel, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses;
•our ability to mitigate the loss of any pretax income that the exited business produced;
•our ability to assess and manage any loss of synergies that the exited business had with our retained businesses; and
•our ability to manage capital, liquidity, and other challenges that may arise if an exit results in significant legacy cash expenditures or financial loss.

Reputation Risks
Our ability to conduct and grow our businesses, and to obtain and retain clients, is highly dependent upon external perceptions of our business practices and financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Adverse perceptions regarding the practices of our competitors, or our industry as a whole, also may adversely impact our reputation. In addition, negative perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Senior management oversees

FIRST HORIZON CORPORATION	32	2020 FORM 10-K ANNUAL REPORT

processes for reputation risk monitoring, assessment, and management.
Damage to our reputation could hinder our ability to access the capital markets or otherwise impact our liquidity, could hamper our ability to attract new clients and retain existing ones, could impact the market value of our stock, could create or aggravate regulatory difficulties, and could undermine our ability to attract and retain talented associates, among other things. Adverse impacts on our reputation, or the reputation of our industry, also may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk.
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
Increasingly, though, certain groups—having highly specific political or social agendas and with the ability to communicate their views effectively using social media platforms—have made it more difficult to maintain a traditional approach. One group, for example, may publicly criticize a bank for having, as a client, a business which “exploits” persons of limited financial means, while another group may criticize a bank for failing to have, as a client, the same business which “serves” such persons in neighborhoods that many businesses avoid. As another example, a group may demand that a bank cease doing business with a specific business client based on the client’s industry or a specific business practice because that industry or practice, though legal, is objectionable to that group. While the potential for such demands has always existed, special interest groups today are more able and willing to publicize their criticisms, and some are willing to use factual exaggerations and inflammatory language in stating their views to the public. Those criticisms, in turn, ultimately may be acted upon by legislators or regulators.

Credit Risks
We face the risk that our clients may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. In the last pre-COVID credit cycle, net charge-offs were $132 million in 2007, and increased to $573 million and $832 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline, reaching $13 million by 2017 and remaining historically very low through 2019. In 2020, however, net charge-offs rose to $120 million, driven strongly by the COVID-induced recession starting in March.
Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan clients and other counterparties and the value of any collateral, including real estate, among other things. We further manage credit risk by diversifying our loan portfolio, by managing its granularity, by following per-relationship lending limits, and by recording and managing an allowance for loan and lease losses based on the factors mentioned above and in accordance with applicable accounting rules. We further manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance of having too much risk concentrated with any single counterparty.
We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption Accounting & Tax Risks beginning on page 44, these guidelines and rules could change and cause provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. In fact, as mentioned there, starting in 2020, such an accounting change was made and, when the COVID recession occurred starting in March, loan loss recognition was significantly accelerated. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve or other banking regulators.
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

FIRST HORIZON CORPORATION	33	2020 FORM 10-K ANNUAL REPORT

The recent low-interest rate environment has elevated the traditional challenge for lenders and investors to balance taking on higher risk against the desire for higher income or yield. This challenge applies not only to credit risk in lending activities but also to default and rate risks regarding investments.
When interest rates eventually rise, default risk likely also will rise. As borrowers’ obligations to pay interest increase, financial weaknesses generally become more evident. Initially this results in lower consumer credit scores and lower commercial loan grading, and later results in higher default rates.
Realized credit losses tend to increase and decrease in a cyclical manner, although the duration and timing of any given credit cycle is impossible to predict accurately. Through 2019 we and other U.S. banks experienced an extended period of very low credit losses.
The credit cycle was disrupted by COVID-19. Our expectation for losses in 2020 rose sharply with the COVID-19 pandemic and its recession, though in many cases actual losses have significantly lagged. Although economic impact may subside with the distribution of vaccines in 2021, there is significant risk that loan provisioning and eventual loss could be elevated for some time. In any case, we do not know what the new “normal” loan loss levels will be once the impacts of the pandemic have fully ended, or what long-term impact the pandemic will have on the credit cycle. It is extremely difficult for banks, and for investors, to know when an uptick in credit loss is merely idiosyncratic or instead portends a major credit cycle change.
Regulatory positions issued during the COVID-19 pandemic may mask the true extent of credit deterioration in certain groups of loans. For borrowers who qualify, loan payment deferrals and other events that normally would trigger default status are not treated as defaults by lenders or the credit bureaus. Temporarily, these positions may obscure credit quality deterioration in those loans.
The composition of our loans inherently increases our sensitivity to certain credit risks. At December 31, 2020, approximately 57% of total loans and leases consisted of the commercial, financial, and industrial (C&I) portfolio, while approximately 20% consisted of the consumer real estate portfolio.
The largest component of the C&I portfolio at year end was loans to mortgage companies, a component which represented about 16% of the C&I portfolio at that time. The second largest component was loans to finance and insurance companies. As a result, approximately 26% of the C&I portfolio was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.
The consumer real estate portfolio contains a number of concentrations which affect credit risk assessment of the portfolio.
•Product concentration. The consumer real estate portfolio consists primarily of consumer installment loans, and much of the remainder consists of home equity lines of credit.
•Collateral concentration. This entire category is secured by residential real estate. Approximately 14% of the consumer real estate portfolio consists of loans secured on a second-lien basis.
•Geographic concentration. At year end, about 66% of the consumer real estate portfolio related to clients in three states: Florida, Tennessee, and Louisiana.
The consumer real estate category is highly sensitive to economic impacts on consumer clients and on residential real estate values. Job loss or downward job migration, as well as significant life events such as divorce, death, or disability, can significantly impact credit evaluations of the portfolio. Also, regulatory changes, discussed above and elsewhere in this Item 1A, are more likely to affect the consumer category and our accounting estimates of credit loss than other loan types.
Volatility in the oil and gas industry can impact us. At year-end, approximately 3% of our total loans were directly related to the oil and gas industry. In addition to general credit and other risks mentioned elsewhere in this Item 1A, these businesses and their related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Significant oil-price volatility, such as that experienced in 2020, can and often does impact our overall business in this industry by increasing provisioning and charge-offs, and by reducing demand for loans. Another set of risks specific to that industry relate to environmental concerns, including the risks of increased regulation or other governmental intervention, and the risks of adverse changes in consumption habits or public perceptions generally.
Additional information concerning credit risks and our management of them is set forth under the caption

FIRST HORIZON CORPORATION	34	2020 FORM 10-K ANNUAL REPORT

Asset Quality beginning on page 70 of our 2020 MD&A (Item 7).

Service Risks

We provide a wide range of services to clients, and the provision of these services may create claims against us that we provided them in a manner that harmed the client or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions Operational Risk Management and Compliance Risk Management, beginning on pages 91 and 92, respectively, of our 2020 MD&A (Item 7).

Risks Related to COVID-19 Pandemic
The COVID-19 pandemic has led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, has adversely affected our ability to conduct normal business, has adversely affected our clients, and is likely to harm our businesses and future results of operations.
In late 2019, a coronavirus (COVID-19) was reported in China, which quickly spread to most countries in the world. Starting in late February 2020, financial market volatility increased dramatically based on concerns that COVID-19, and the steps being undertaken in many countries to mitigate its spread, would significantly disrupt economic activity.
In March 2020, financial market volatility increased further, with several one-day stock market swings that resulted in significant market declines. Additionally, in March: market pricing deteriorated in virtually all sectors and asset classes except U.S. Treasury securities; the World Health Organization declared COVID-19 to be a pandemic; the U.S. President declared the COVID-19 pandemic to be a national emergency, allowing several federal disaster programs to be accessed by states and cities; many states and cities in the U.S. declared health emergencies, lockdowns, travel restrictions, and quarantines, prohibiting gatherings of more than a small number of people and ordering or urging most businesses and workplaces to close or operate on a very restricted basis; the Federal Reserve lowered short-term interest rates and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit; the effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates; and the U.S. Congress enacted relief legislation. Government actions in the U.S. have included loan programs administered by banks and other private-sector lenders, liquidity programs administered by the U.S. Treasury, and favorable accounting and regulatory treatment (for lenders) of certain loan payment deferrals.
During the summer of 2020, in the U.S. infection and hospitalization rates declined, and government restrictions on businesses and the public eased in many locales. Late in the year, a new strain of the virus was identified, while infection and hospitalization rates increased sharply, prompting many governments to re-impose earlier restrictions going into 2021.
In 2020 and early 2021, the economic effects of these and related actions and events in the U.S. included: large numbers of partial or full business closures; large numbers of people were furloughed or laid off; large increases in unemployment; large numbers of workers worked from home; and large numbers of consumers were unwilling to undertake significant discretionary spending. In addition, worldwide demand for oil fell, resulting in significant drops in oil prices and in the values of oil-related assets.
We are not able to predict the impact of these still-changing circumstances on our businesses in 2021, although we expect the overall impact to be less in 2021 than in 2020. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on uncertain future developments, including new information which may emerge concerning the severity of new COVID strains, the effectiveness of vaccines on existing and new strains, and further actions governments may take to slow the spread of the virus, treat the ill, distribute the vaccines, and assist affected businesses.
In addition, the pandemic has resulted in modest operational disruptions for us. Clients’ physical access to banking centers has been restricted off and on in many markets, and many non-client-facing associates have worked largely on a remote basis. More significant disruptions in the future could

FIRST HORIZON CORPORATION	35	2020 FORM 10-K ANNUAL REPORT

adversely impact our businesses, financial condition, and results of operations. Our post-merger integration efforts may be delayed and adversely affected by the pandemic, and could become more costly.
Vaccines offer the hope of substantially ending the economic disruption caused by COVID-19 during 2021; however, the lead times needed for effective distribution to the U.S population, and for effective immunity to develop in those people who are inoculated, mean that economic disruption is likely to continue for a significant period this year. Vaccines, reportedly with unusually high effectiveness rates, have been developed and approved for the public in the U.S., and, early in 2021, are being distributed by the various states. Distribution in the U.S. is hampered by special equipment needed to transport and store the vaccine material at very cold temperatures. Other vaccines have been developed and are expected to be approved in the U.S. in the first quarter of 2021. The vaccines reportedly are not fully effective for five or six weeks after first being administered. Also, a few political and other prominent leaders at first publicly signaled doubt regarding the safety or efficacy of the vaccines. These and other similar factors make it difficult to predict when economic restrictions will substantially relax or end, or when a critical percentage of the population no longer will fear the pandemic.
Changes in interest rates due to Federal Reserve actions and market forces, mentioned above, negatively impacted our net interest margin (a measure of the average profit margin applicable to lending). Interest rates should begin to normalize when economic conditions improve significantly, but the timing and degree of normalization cannot be predicted. Also, “spreads” (the difference between U.S. Treasury borrowing rates and private sector borrowing rates) widened in 2020. For post-COVID loans, wider spreads should help mitigate net interest margin compression. However, pre-COVID spreads are fixed by the loan contracts based on pre-COVID pricing.
Our clients and vendors have been adversely impacted by governmental and societal responses to COVID-19. Those impacts on clients reduced noninterest income, created downward loan migration (a reduction in loan-grading), and increased provision for credit losses.

Regulatory, Legislative, and Legal Risks
The regulatory environment continues to be challenging. We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.
We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this report, beginning on page 18, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways.
The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.
We and our Bank both are required to maintain certain regulatory capital levels and ratios. U.S. capital standards are discussed in Item 1 of this report, in tabular and narrative form, under the caption Capital Adequacy starting on page 20. Pressures to maintain appropriate capital levels and address business needs in a changing economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.
Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action (PCA) in Item 1 of this report beginning on

FIRST HORIZON CORPORATION	36	2020 FORM 10-K ANNUAL REPORT

pages 20 and 21, respectively; under the captions Capital, Capital Risk Management and Adequacy, and Market Uncertainties and Prospective Trends beginning on pages 67, 91, and 97, respectively, of our 2020 MD&A (Item); and under the caption Regulatory Capital in Note 13—Regulatory Capital and Restrictions, beginning on page 173 of our 2020 Financial Statements (Item 8).
Legal disputes are an unavoidable part of business, and the outcome of pending or threatened litigation cannot be predicted with any certainty. We face the risk of litigation from clients, associates, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.
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
Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption Pre-2009 Mortgage Business Risks beginning on page 44 of this report; under the captions Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations, Repurchase Accrual Methodology, Market Uncertainties and Prospective Trends, and Contingent Liabilities beginning on pages 95, 95, 97, and 101, respectively, of our 2020 MD&A (Item 7); and under the caption Contingencies in Note 17—
Contingencies and Other Disclosures, beginning on page 181 of our 2020 Financial Statements (Item 8).
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
Data privacy is becoming a major political concern. The laws governing it are new, and are likely to evolve and expand. Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Consumer Privacy Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. Further general regulation to protect data privacy appears likely, and banking industry regulations might be enlarged as well.
Public expectations concerning corporate controls on emissions of carbon dioxide, methane, and other greenhouse gases could increase our operating costs in the future without a corresponding increase in revenue, could curtail some aspects of our business, or both. At present, environmental regulations do not require us to monitor the direct or indirect greenhouse gas emissions associated with building, operating, or maintaining our physical facilities, nor are we taxed or fined in relation to those emissions, because such gases generally are not considered to be pollutants under federal law. Changing expectations could pressure us to physically measure, monitor, and curtail direct emissions and to estimate indirect emissions or impacts, and eventually could result in legal requirements to take those actions or to pay for measured or estimated emissions. Whether or not legally required, any such actions that we take would increase our operating costs. In addition, such expectations could pressure us to discontinue business relationships with certain clients, or groups of clients, that have suboptimal reputations for emissions.
Although currently no proposal has been published, future regulations could discourage us from lending to clients in certain industries judged to be environmentally high-risk, even if those elevated risk factors have a long time

FIRST HORIZON CORPORATION	37	2020 FORM 10-K ANNUAL REPORT

horizon or are speculative for other reasons. Changes of that sort could curtail our ability to pursue profitable business opportunities.

Risks of Expense Control

Our ability to successfully manage expenses is important to our long-term success, but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change—whether by acquisition, expansion, or contraction—additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things.
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
We have also focused on the economic profit generated by our business activities and prospects rather than emphasizing revenues or ordinary profit. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment and utilization of resources. Economic profit analysis involves significant judgment regarding capital allocation. Mistakes in those judgments could result in a misallocation of resources and diminished profitability over the long run.
Despite our efforts, our costs could rise due to adverse structural changes or market shifts. For example, the overall cost of our health insurance benefit is highly dependent upon regulatory factors and market forces beyond our control.

Geographic Risks

We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the south-eastern and south-central U.S. states where we do most of our traditional banking business. If those regions of the U.S. were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: earthquakes in Memphis; hurricanes in Florida, Louisiana, the Carolina coasts, or the Texas coast; a major change in health insurance laws impacting the many healthcare companies in middle Tennessee; and automotive industry plant closures.
We have international assets, mainly in the form of loans and letters of credit. Holding non-U.S.
assets creates a number of risks: the risk that taxes, fees, prohibitions, and other barriers and constraints may be created or increased by the U.S. or other countries that would impact our holdings; the risk that currency exchange rates could move unfavorably so as to diminish the U.S. dollar value of assets, or to enlarge the U.S. dollar value of liabilities; and the risk that legal recourse against foreign counterparties may be limited in unexpected ways. Our ability to manage those and other risks depends upon a number of factors, including: our ability to recognize and anticipate differences in legal, cultural, and other expectations applicable to clients, regulators, vendors, and other business partners and counterparties; and our ability to recognize and manage any exchange rate risks to which we are exposed.

FIRST HORIZON CORPORATION	38	2020 FORM 10-K ANNUAL REPORT

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
When we self-insure certain exposures, our estimates of future expenditures may be inadequate for the actual expenditures that occur. For example, we self-insure our associate health-insurance benefit program. We estimate future expenditures and establish accruals (reserves) based on the estimates. If actual expenditures were to exceed our estimates in a future period, our future expenses could be adversely and unexpectedly increased.

Liquidity and Funding Risks
Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2020 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.
Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions. If interest rates fall, deposit levels in our Bank might fall, perhaps fairly quickly if a tipping point is reached, as depositors become more comfortable with risk and seek higher returns in other vehicles. This could pressure us to raise our deposit rates, which could shrink our net interest margin if loan rates do not rise correspondingly.
In the past two years deposit rates have fallen, to remarkably low levels. Although stock market values have climbed (broadly speaking), deposit levels also have climbed. While difficult to explain definitively, it is possible that while a sizable portion of available capital holders are comfortable with risk, another sizable portion are highly risk-averse in light of the severe volatility experienced by the stock markets in 2018, 2019, and 2020.
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

FIRST HORIZON CORPORATION	39	2020 FORM 10-K ANNUAL REPORT

we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.
We also depend upon financing from private institutional or other investors by means of the capital markets. In spring 2020, before we closed the IBKC merger, we issued and sold $150 million of preferred stock, along with a total of $1.3 billion of senior and subordinated notes. Presently we believe we could access the capital markets again if we desired to do so. Risk remains, however, that capital markets may become unavailable to us for reasons beyond our control.
A number of more general factors could make funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational or political changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Changes associated with LIBOR also may impact our funding ability; see Interest Rate and Yield Curve Risks beginning on page 40.
Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our fixed income business. As a result, disruptions in those areas may adversely impact our earnings in that business unit.

Credit Ratings

Our credit ratings directly affect the availability and cost of our unsecured funding. Our holding company (the Corporation) and our Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Fitch Ratings, is considered investment grade for many purposes. At December 31, 2020, both rating agencies rated the unsecured senior debt of the Corporation and of the Bank as investment grade. The ratings outlook was stable from Moody’s and from Fitch for both the Corporation and the Bank. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.
Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business may have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.
Reductions in our credit ratings could allow some counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. Under our margin agreements, we are required to post collateral in the amount of our derivative liability positions with most derivative counterparties. At this time, only one counterparty has a defined trigger and collateral threshold which references the lower of Standard & Poor’s Financial Services LLC or Moody’s ratings. If a credit rating downgrade had occurred as of December 31, 2020, the maximum specified additional collateral we would have been required to post would have been less than $1 million. Contracts with other counterparties do not have defined thresholds and FHN could be asked to post collateral of an undetermined amount based on changes in credit ratings and derivative value.

Interest Rate and Yield Curve Risks

We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. A considerable portion of our

FIRST HORIZON CORPORATION	40	2020 FORM 10-K ANNUAL REPORT

funding comes from short-term and demand deposits, while a sizeable portion of our lending and investing is in medium-term and long-term instruments. Changes in interest rates directly impact our revenues and expenses, and could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. In addition, our fixed income business tends to perform better when rates decline or markets are volatile, which tends to partially offset net interest margin compression.
A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve is a reflection of interest rates applicable to short and long term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business.
We appear to be at the extreme “easing” end of the spectrum in terms of interest rate policy, with no clear timeline when “tightening” might resume; the uncertainties of the magnitude and timing of future rate actions could adversely affect us. The Federal Reserve eased substantially in 2020 in response to the COVID pandemic. In addition, the Fed has provided other stimulus through open-market purchases of various bond asset classes and the introduction of several liquidity facilities. As a result, rates cannot move much lower without becoming negative. The Federal Reserve seems determined to begin normalizing rates only in response to significant and sustained economic improvement, maximum employment, and inflation consistent with longer-run goals. We cannot predict when those conditions will exist. Meanwhile, we believe that the current low-rate, low-margin environment will continue for some time. See Risks Associated with Monetary Events beginning on page 31 of this report for additional information.
Market-indexed deposit products are very sensitive to changes in short-term rates, and our use of them increases our exposure to such changes. If market rates rise, an increase in those deposit rates may be necessary before we are able to effect similar increases in loan rates.
Expectations by the market regarding the direction of future interest rate movements can impact the demand for fixed income investments which in turn can impact the revenues of our fixed income business. This risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.
The expected discontinuance of LIBOR as a viable benchmark rate may adversely affect our business and our operating results. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (LIBOR), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In late 2020 the ICE Benchmark Administration (“Administrator” for LIBOR) posted a consultation on definitive end dates for the publication of USD LIBOR in which certain USD LIBOR tenors may continue to be published in some form after 2021. The consultation feedback and response from the Administrator as well as domestic and foreign regulators is pending. As a result, it is unclear if any LIBOR tenors will continue to be published after 2021.
At this time, it is uncertain as to which reference rate or rates may become accepted alternatives to LIBOR. The uncertainty poses both idiosyncratic and system wide risk. The Alternative Reference Rates Committee (“ARRC”) is a group of private-market participants convened by the Federal Reserve Board and the New York Fed to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative. SOFR is published by the Federal Reserve Bank of New York but is not directly comparable to LIBOR and cannot easily or simply be substituted for it in outstanding instruments. Key differences between the two are: SOFR is based on secured lending, LIBOR is not; and SOFR historically has been published only as an overnight rate, while LIBOR is published in many short-term forward looking maturity tenors.
Since SOFR is based on secured lending, it is generally considered a “risk-free rate” whereas LIBOR includes an implicit credit spread. There is no clear solution or market-accepted practice to fully address this first difference of SOFR from LIBOR.
In response to the second difference, the Federal Reserve Bank of New York has begun to publish compounded average SOFR rates covering prior 30-, 90-, and 180-day periods. It remains unclear how the market will use this data.
Another potential alternative, the American Interbank Offered Rate (“AMBERIBOR”) Index which is

FIRST HORIZON CORPORATION	41	2020 FORM 10-K ANNUAL REPORT

produced by the American Financial Exchange, has gained some market acceptance, but it has been limited. It remains unclear if AMERIBOR will become widely accepted in future. Other new indices, spread adjustments, and methodologies are in development by various providers.
SOFR may become the primary reference rate replacement for certain financial products such as derivatives and adjustable rate mortgages. However, there is no clear market leader in other products. Further, it is impossible to predict the effect on the value of LIBOR-based securities and variable rate loans of adopting SOFR or another alternative.
As a lender, an owner of securities, or a contractual counterparty, our primary exposures to LIBOR are in variable-rate loans and in hedging transactions. We are not able to determine the impact on us that LIBOR discontinuance will have. The simplicity and long history of using LIBOR, the lack of a definite alternative, and the possibility that different alternatives ultimately may be used in different circumstances, means that LIBOR continues to be used in many new instruments.
A few instruments issued by us, including certain series of preferred stock and certain trust preferred obligations, have floating rate terms based on LIBOR, or have fixed rates that later will convert to floating rate terms based on LIBOR. As mentioned above, it is not known how long LIBOR will continue in a workable form. We have risk that an adverse outcome of the LIBOR transition after the expected discontinuation could increase our interest, dividend, and other costs relative to those instruments. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if LIBOR were to continue indefinitely, unchanged. Further, some of these contracts are governed under New York State law where pending legislation would directly impact how the post-LIBOR rate is set. Additional legislative actions, both existing and those that may come in the future, at the Federal and state level may impact these and other facilities in an undetermined manner.
The transition from LIBOR may impact our ability to use hedge accounting, which could impact us as a lender, a securities owner, a counterparty, or an issuer. However, accounting and tax agencies have issued preliminary guidance that may ease the transition. In late 2020, the International Swap Dealers Association (“ISDA”) published the LIBOR Fallbacks Protocol as a proposed standardized methodology for LIBOR transition for derivatives contracts. The central clearing counterparties (“CCPs”) for derivatives, however, are currently considering an alternative methodology for LIBOR transition for cleared derivatives contracts which differs from the ISDA protocol in various respects. While the final outcome of this matter is uncertain at this time, the alternative methodology being considered by the CCPs, if finalized, may result in operational and accounting implications for our LIBOR transition process for derivatives contracts.

Asset Inventories and Market Risks

The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to clients, and we are exposed to certain market risks attributable principally to credit risk and interest rate risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.4 billion for 2020, $1.4 billion for 2019, and $1.6 billion for 2018. Average fixed income trading liabilities (short positions) were $457 million, $503 million, and $683 million for 2020, 2019, and 2018, respectively. Average loans held for sale in our fixed income business were $554 million, $485 million, and $563 million for 2020, 2019, and 2018. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Market Risk Management beginning on page 88 of our 2020 MD&A (Item 7).
Declines, disruptions, or precipitous changes in markets or market prices can adversely affect our fees and other income sources. We earn fees and other income related to our brokerage business and our management of assets for clients. Declines, disruptions, or precipitous changes in markets or market prices can adversely affect those revenue sources.
Significant changes to the securities market’s performance can have a material impact upon our assets, liabilities, and financial results. We have a number of assets and obligations that are linked, directly or indirectly, to major securities markets. Significant changes in market performance can have a material impact upon our assets, liabilities, and financial results.

FIRST HORIZON CORPORATION	42	2020 FORM 10-K ANNUAL REPORT

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
Changes in our funding obligation generally translate into positive or negative changes in our pension expense over time, which in turn affects our financial performance. Our obligations and expenses relative to the plan can be affected by many other things, including changes in our participating associate population and changes to the plan itself. Although we have taken actions intended to moderate future volatility in this area, risk of some level of volatility is unavoidable.
Our hedging activities may be ineffective, may not adequately hedge our risks, and are subject to credit risk. In the normal course of our businesses we attempt to create partial or full economic hedges of various, though not all, financial risks. For example: our fixed income unit manages interest rate risk on a portion of its trading portfolio with short positions, futures, and options contracts; we hedge the risk of interest rate movements related to the gap between the time we originate mortgage loans and the time we sell them; and we use derivatives, including swaps, swaptions, caps, forward contracts, options, and collars, that are designed to moderate the impact on earnings as interest rates change. Generally, in the last example these hedged items include certain term borrowings and certain held-to-maturity loans.
Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect us from loss as intended (hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on our liquidity and earnings.

Mortgage Business Risks
We have contractual risks from our mortgage business. Our traditional mortgage business primarily consists of helping clients obtain home mortgages which we sell, rather than hold, or which qualify for a government-guarantee program. The mortgage terms conform to the requirements of the mortgage buyers or government agencies, and we make representations to those buyers or agencies concerning conformity of each mortgage at origination. Although the buyers and agencies generally take the risk that a mortgage defaults, we retain the risk that our representations were materially incorrect. In such a case, the buyer or agency generally has the power to force us to take the loan back for its face value, or to make the buyer or agency whole for loss.
Some government mortgage programs could impose penalties on us for misrepresentations at the time of obtaining benefits under the program. Penalties can be severe, up to three times the agency’s loss. As a result, mortgage origination processes need to emphasize being thorough and correct, in compliance with all agency standards. Those processes tend to slow the mortgage lending process for clients, and increase the complexity of the paperwork.
The mortgage servicing business creates regulatory risks. Servicing requires continual interaction with consumer clients. Federal, state, and sometimes local laws regulate when and how we interact with consumer clients. The requirements can be complex and difficult for us to administer, especially if a client is having difficulty with the mortgage loan. Failure to follow the applicable rules can result in significant penalties or other loss for us.
The mortgage servicing business creates financial reporting valuation risks. Our contractual right to service a loan generally is viewed as an asset for financial reporting purposes. Servicing rights are initially recognized at fair value, which affects the gains recognized upon sale of the related loans. Thereafter, servicing rights are amortized and reviewed for impairment. The valuations of servicing rights are dependent upon a number of inputs and assumptions that require management judgment. If our servicing rights become large in relation to our overall size, especially in volatile times, the impact of

FIRST HORIZON CORPORATION	43	2020 FORM 10-K ANNUAL REPORT

valuation changes can be significant and difficult to predict.

Pre-2009 Mortgage Business Risks
We have risks from the mortgage-related businesses we exited in 2008, including mortgage loan repurchase and loss-reimbursement risk, claims of improper foreclosure practices, and claims of non-compliance with contractual and regulatory requirements. In 2008 we exited our national mortgage and related lending businesses. We retain the risk of liability to clients and contractual parties with whom we dealt in the course of operating those businesses.
Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions Repurchase Obligations, Off-Balance Sheet Arrangements, and Other Contractual Obligations beginning on page 95, and Contingent Liabilities beginning on page 101 of our 2020 MD&A (Item 7); and under the captions Exposures from pre-2009 Mortgage Business and Mortgage Loan Repurchase and Foreclosure Liability, both beginning on page 182 within Note 17—Contingencies and Other Disclosures, of our 2020 Financial Statements (Item 8).

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
A significant merger or acquisition requires us to make many estimates, including the fair values of acquired assets and liabilities. With larger transactions, fair value and other estimations can take up to four quarters to finalize. These estimates, and their revisions, can have a substantial effect on the presentation of our financial condition and operating results after the transaction closes. In addition, the excess of the value “paid” by us in the merger or acquisition over the fair value of the assets acquired, net of liabilities assumed, is recorded as goodwill. Goodwill is subject to periodic impairment assessment, a process that can result in impairment expense which may be significant and sudden.
Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry.

One such accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially revised the measurement and recognition of credit losses for certain assets, including most loans, in a manner that has substantially changed when and how we recognize loan loss. ASU 2016-13 was effective for us on January 1, 2020. Under ASU 2016-13, when we make or acquire a new loan, we are required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter that the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods that incorporate macroeconomic forecasts and our experience with other, similar loans. In contrast, the pre-2020 accounting standard delayed recognition until loss was “probable” (very likely). We adopted ASU 2016-13 and CECL accounting starting in 2020, with the impact on regulatory capital having a phase-in period. Starting in 2020, recognition of estimated credit loss was significantly accelerated compared to pre-CECL practice, which was aggravated by the actual and projected effects of the pandemic. Additional information concerning ASU 2016-13 and its effects upon us appears in Note 1—Summary of

FIRST HORIZON CORPORATION	44	2020 FORM 10-K ANNUAL REPORT

Significant Accounting Policies within our 2020 Financial Statements (Item 8), under the heading Summary of Accounting Changes beginning on page 135, and in Item 1 under the caption CECL Accounting and COVID-19 beginning on page 12, all of which information is incorporated into this Item 1A by reference.
In comparison with former (pre-2020) standards, CECL accounting likely will continue to: result in a significant increase in our provision for credit losses (expense) and allowance (reserve) during any period of loan growth, including organic growth and growth created by acquisition or merger; through the increased provision, adversely impact our earnings and, correspondingly, our regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year, especially during times when the economy is in transition or experiencing significant volatility. Moreover, once fully phased in, CECL creates an incentive for banks to reduce new lending in the “down” part of the economic cycle in order to reduce loss recognition and conserve regulatory capital. That perverse incentive could, nationwide, prolong a down cycle in the economy and delay a recovery.
Changes in regulatory rules can create significant accounting impacts for us. Because we operate in a regulated industry, we prepare regulatory financial reports based on regulatory accounting standards. Changes in those standards can have significant impacts upon us in terms of regulatory compliance. In addition, such changes can impact our ordinary financial reporting, and uncertainties related to regulatory changes can create uncertainties in our financial reporting.
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

Stock-Holding and Governance Risks

The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may become unable to pay dividends to us without regulatory approval. First Horizon Corporation primarily depends upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred stockholders, and to service our outstanding debt. Regulatory constraints might constrain or prevent the Bank from declaring and paying dividends to us in 2021 without regulatory approval. Applying the applicable regulatory rules, at January 1, 2021, the Bank could legally declare cash dividends on the Bank's common or preferred stock of approximately $897 million without obtaining regulatory approval.
Also, we are required to provide financial support to the Bank. Accordingly, at any given time a portion of our funds may need to be used for that purpose and therefore would be unavailable for dividends.
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
The IBKC merger, for example, resulted in a significant increase in our outstanding shares. We issued to former IBKC shareholders common

FIRST HORIZON CORPORATION	45	2020 FORM 10-K ANNUAL REPORT

shares representing about 44% of our post-closing outstanding shares.
Our issuance of preferred stock raises regulatory capital without issuing common shares, but creates or expands our general obligation to pay all preferred dividends ahead of any common dividends. Currently we have six series of preferred stock outstanding, one issued by the Bank and five by First Horizon Corporation. Subject to capital needs and market conditions, additional series may be issued in the future.
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
Certain legal rights of holders of our common stock and of depositary shares related to Series B, C, and D of our preferred stock to pursue claims against us or the depositary, as applicable, are limited by our bylaws and by the terms of the deposit agreements. Our bylaws provide that, unless we consent in writing to an alternative forum, a state or federal court located within Shelby County in the State of Tennessee will be the sole and exclusive forum for (i) any derivative action or proceeding brought in our right or name, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other associate of ours to us or our shareholders, (iii) any action asserting a claim against us or any director, officer or other associate of ours arising pursuant to any provision of the Tennessee Business Corporation Act, of our charter or bylaws or (iv) any action asserting a claim against us or any director, officer or other associate of ours that is governed by the internal affairs doctrine. In addition, each deposit agreement between us and the depositary, which govern the rights of the depositary shares related to our Series B, C, and D preferred stock, provide that any action or proceeding arising out of or relating in any way to the deposit agreement may only be brought in a state court located in the State of New York or in the United States District Court for the Southern District of New York.
The foregoing exclusive forum clauses may have the effect of discouraging lawsuits against us or our directors, officers or other associates, or against the depositary, as applicable. Exclusive forum clauses may also lead to increased costs to bring a claim, or may limit the ability of holders of our common stock or depositary shares to bring a claim in a judicial forum they find favorable.
In addition, the exclusive forum clauses in our bylaws and deposit agreement could apply to actions or proceedings that may arise under the federal securities laws, depending on the nature of the claim alleged. To the extent these exclusive forum clauses restrict the courts in which holders of our common stock or depositary shares may bring claims arising under the federal securities laws, there is uncertainty as to whether a court would enforce such provisions. These exclusive forum provisions do not mean that holders of our common stock or depositary shares have waived our obligations to comply with the federal securities laws and the rules and regulations thereunder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations.
Our banking centers, our fixed income and capital markets offices, our title services offices, our wealth management offices, and our other physical offices, in the aggregate, remain important to our ability to deliver financial services to a large portion of our clients. For many years, banking center usage by clients has slowly declined, and for many years we have slowly consolidated banking center locations in

FIRST HORIZON CORPORATION	46	2020 FORM 10-K ANNUAL REPORT

response to changing utilization patterns. We expect that long-term trend to continue. Information concerning our business locations, including banking center and other client-facing facilities, at year-end 2020 is provided in Item 1 of this report under the caption Physical Business Locations beginning on page 9, which information is incorporated into this Item 2 by this reference.
In addition to the banking centers and other offices mentioned in Item 1, we own or lease other offices and office buildings, such as our headquarters building at 165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain banking centers or other client-facing offices, primarily they are used for operational and administrative functions. Our operational and administrative offices are located in several cities where we have banking centers.
At December 31, 2020, we believe our physical properties are suitable and adequate for the businesses we conduct.

ITEM 3. LEGAL PROCEEDINGS

The Contingencies section from Note 17-Contingencies and Other Disclosures, appearing on pages 181-183 of this report within our 2020 Financial Statements (Item 8), is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

FIRST HORIZON CORPORATION	47	2020 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Executive Officers of the Registrant

The following is a list of our executive officers, as defined by Securities and Exchange Commission rules, along with certain supplemental information, all presented as of February 20, 2021. The executive officers generally are elected at the April meeting of our Board of Directors (following the annual meeting of shareholders) for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Terry L. Akins Age: 57
Senior Executive Vice President—Chief Risk Officer of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Ms. Akins assumed the role of Senior Executive Vice President—Chief Risk Officer of First Horizon and the Bank. Prior to the merger, she had several roles with IBERIABANK Corporation and IBERIABANK starting in 2002, the most recent of which was Senior Executive Vice President and Chief Risk Officer (2017-2020).

Elizabeth A. Ardoin Age: 51
Senior Executive Vice President—Chief Communications Officer of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Ms. Ardoin assumed the role of Senior Executive Vice President—Chief Communications Officer of First Horizon and the Bank. Prior to the merger, she had several roles with IBERIABANK Corporation and IBERIABANK starting in 2002, the most recent of which was Senior Executive Vice President and Director of Communications (2002-2020), which included marketing, public relations, human resources, and corporate real estate, and she served as chief of staff to the CEO.

Michael J. Brown Age: 57
President—Regional Banking of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Mr. Brown assumed the role of President—Regional Banking of First Horizon and the Bank. Prior to the merger, he had several roles with IBERIABANK Corporation and IBERIABANK starting in 2001, the most recent of which was Vice Chairman and Chief Operating Officer (2010-2020). In that role he was responsible for management of banking markets, treasury management, and wealth management.

Daryl G. Byrd Age: 66
Executive Chairman of the Board of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Mr. Byrd assumed the role of Executive Chairman of the Board of First Horizon and the Bank. Prior to the merger, he served as President (1999-2020) and Chief Executive Officer (2000-2020) of IBERIABANK Corporation and IBERIABANK.

Jeff L. Fleming Age: 59 Principal Accounting Officer
Executive Vice President—Chief Accounting Officer and Corporate Controller of First Horizon & the Bank (2012)
Mr. Fleming assumed the role of Executive Vice President—Chief Accounting Officer and Corporate Controller in 2012. Previously, starting in 1984, he held several positions with us, most recently (before his current role) Executive Vice President—Corporate Controller (2010-2011).

D. Bryan Jordan Age: 59 Principal Executive Officer
President and Chief Executive Officer (2008) of First Horizon & the Bank
Mr. Jordan became President and Chief Executive Officer in 2008. He was Chairman of the Board from 2012 until we closed the merger of equals between First Horizon and IBKC in 2020. From 2007 until 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of FHN and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and a Senior Executive Vice President of Regions.

Tammy S. LoCascio Age: 52
Senior Executive Vice President—Chief Human Resources Officer of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Ms. LoCascio assumed the role of Senior Executive Vice President—Chief Human Resources Officer of First Horizon and the Bank. Prior to the merger, starting in 2011, she served in several roles with the Bank, most recently (before her current role) Executive Vice President—Consumer Banking (2017-2020). In that role she led the retail, private client/wealth management, mortgage, and small business units.

FIRST HORIZON CORPORATION	48	2020 FORM 10-K ANNUAL REPORT

William C. Losch III Age: 50 Principal Financial Officer
Senior Executive Vice President—Chief Financial Officer of First Horizon & the Bank (2009)
Mr. Losch assumed the role of Executive Vice President—Chief Financial Officer of First Horizon & the Bank in 2009, with “Senior” added to his title in 2020. From 1997 to 2009, Mr. Losch was with Wachovia Corporation and its predecessors. Most recently he served as Senior Vice President and Chief Financial Officer of Wachovia’s General Bank unit (2006-2009).

David T. Popwell Age: 61
President—Specialty Banking of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Mr. Popwell assumed the role of President—Specialty Banking of First Horizon and the Bank. Prior to the merger, starting in 2007, he served in several roles, the most recent of which (before his current role) was President—Regional Banking (2013-2020). From 2004 to 2007 Mr. Popwell was President of SunTrust Bank—Memphis, and prior to that was an Executive Vice President of National Commerce Financial Corp.

Anthony J. Restel Age: 51
Senior Executive Vice President—Chief Operating Officer of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Mr. Restel assumed the role of Senior Executive Vice President—Chief Operating Officer of First Horizon and the Bank. Prior to the merger, he had several roles with IBERIABANK Corporation and IBERIABANK starting in 2001, the most recent of which was Vice Chairman and Chief Financial Officer (2005-2020). During his tenure as Chief Financial Officer, Mr. Restel also served as Chief Credit Officer of IBERIABANK (2007-2009).

Susan L. Springfield Age: 56
Senior Executive Vice President—Chief Credit Officer of First Horizon & the Bank (2013)
Ms. Springfield assumed the role of Executive Vice President—Chief Credit Officer of First Horizon & the Bank in 2013, with “Senior” added to her title in 2020. Previously, starting in 1998, she served the Bank in several roles, the most recent of which (before her current role) was Executive Vice President—Commercial Banking (2011-2013)

Selected Other Corporate Officers

Clyde A. Billings, Jr.
Senior Vice President, Assistant General
Counsel, and Corporate Secretary
Dane P. Smith
Senior Vice President
Corporate Treasurer

FIRST HORIZON CORPORATION	49	2020 FORM 10-K ANNUAL REPORT

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock; Common Shareholders

Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN. As of December 31,
2020, there were approximately 9,987 shareholders of record of our common stock.

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
Additional information concerning repurchase activity during the final three months of 2020 is presented in Tables 15a and 15b, and the surrounding notes and other text under the caption Common Stock Purchase Programs beginning on page 69 of our 2020 MD&A (Item 7), which information is incorporated herein by this reference.

Total Shareholder Return Performance Graph
The following “Total Shareholder Return 2015-2020” performance graph, which includes the Investment Returns tabular information, is “furnished” and not “filed” as part of this report, and is not deemed to be soliciting material. Notwithstanding anything to the contrary set forth in this report or in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this report in whole or in part, the following “Total Shareholder Return 2015-2020” performance graph shall not be incorporated by reference into any such filings.
The following graph compares the yearly percentage change in our cumulative total shareholder return with returns based on the Standards and Poor’s 500 and Keefe, Bruyette & Woods (KBW) Nasdaq and Regional Bank Indices. The graph assumes $100 is invested on December 31, 2015 and dividends are reinvested. Returns are market-capitalization weighted.
At year-end 2019 and earlier, First Horizon was included in the KBW Regional Bank Index. At year-end 2020, First Horizon is included in the KBW Nasdaq Bank Index. The change in index resulted from the merger of equals in 2020 between First Horizon and IBERIABANK Corporation.

FIRST HORIZON CORPORATION	50	2020 FORM 10-K ANNUAL REPORT

Investment Returns	2015	2016	2017	2018	2019	2020
First Horizon Corporation	$100.00	$ 140.37	$ 143.10	$ 96.82	$ 126.29	$ 103.34
S&P 500 Index	$100.00	$ 111.95	$ 136.38	$ 130.39	$ 171.44	$ 202.96
KBW Nasdaq Bank Index (BKX)	$100.00	$ 128.51	$ 152.41	$ 125.42	$ 170.72	$ 153.12
KBW Regional Bank Index (KRX)	$100.00	$ 139.12	$ 141.63	$ 116.86	$ 144.76	$ 132.18

Source: Bloomberg

ITEM 6.

[reserved]

FIRST HORIZON CORPORATION	51	2020 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
FHN is a financial holding company headquartered in Memphis, Tennessee. FHN provides diversified financial services primarily through its principal subsidiary, First Horizon Bank. First Horizon Bank's principal divisions and subsidiaries operate under the brands of First Horizon Bank, IBERIABANK, First Horizon Advisors, and FHN Financial. FHN offers regional banking, mortgage lending, title insurance, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management and capital market services through the First Horizon family of companies. FHN Financial, which operates partly through a division of First Horizon Bank and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. First Horizon Bank has over 490 banking offices in 12 states and FHN Financial has 29 offices in 18 states across the U.S. In addition, FHN has 29 title services offices in three states and 15 stand-alone mortgage lending offices in seven states.
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of FHN. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, as well as with the other information contained in this report.
EXECUTIVE OVERVIEW
Recent Events
Merger and Branch Purchase
On July 1, 2020, FHN and IBKC closed their merger of equals transaction. Under the merger agreement, each share of IBKC common stock was converted into 4.584 shares of FHN common stock. FHN issued 243 million shares of FHN common stock and three new series of preferred stock in a transaction valued at $2.5 billion. At the time of closing, IBKC operated 319 offices in 12 states, mostly in the southern U.S. In connection with this transaction, FHN recorded preliminary purchase price allocations and recognized a purchase accounting gain of $533 million.
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As part of the transaction, FHN assumed $2.2 billion of branch deposits for a 3.40% deposit premium and purchased $423 million of branch loans. The acquired branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches).
In relation to these transactions, FHN's operating results include the operating results of the acquired assets and assumed liabilities subsequent to the respective transaction dates. Refer to Note 2 - Acquisitions and Divestitures for additional information.
COVID-19 Pandemic
The COVID-19 pandemic has caused and continues to cause significant, unprecedented disruption to the national economy as well as the local economies within FHN's footprint. FHN continues to closely monitor the pandemic and its effects on clients and the financial markets in which FHN conducts business. The impact of the pandemic on 2020 results is discussed throughout the Results of Operations section of this MD&A. Further detail on FHN's response to the pandemic is discussed in the Market Uncertainties and Prospective Trends section included in this MD&A.
Adoption of CECL

Effective January 1, 2020, FHN adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," (CECL) which resulted in a $107 million increase to the ALLL and a $24 million increase to the reserve for unfunded lending commitments, resulting in a $96 million decrease in retained earnings (net of taxes). See Note 1– Significant Accounting Policies for additional information.

FIRST HORIZON CORPORATION	52	2020 FORM 10-K ANNUAL REPORT

Other Recent Transactions

In April 2020, First Horizon Bank issued $450 million of 5.75% Subordinated Notes due May 1, 2030. Interest payments are due semi-annually on May 1 and November 1, commencing November 1, 2020. The sale of the notes resulted in net proceeds to FHN of approximately $447 million. The notes qualify as Tier 2 capital for the Bank as well as FHN, up to certain regulatory limits for minority capital instruments.

In May 2020, FHN issued $450 million of 3.55% Senior Notes due May 26, 2023 and $350 million of 4.00% Senior Notes due May 26, 2025. Interest payments are due semi-annually on May 26 and November 26, commencing November 26, 2020. The sale of these notes resulted in net proceeds to FHN of approximately $795 million.

In May 2020, FHN issued 1,500 shares having an aggregate liquidation preference of $150 million of Series E Non-Cumulative Perpetual Preferred Stock for net proceeds of approximately $144 million. Dividends on the Series E Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.50% per annum. For the issuance, FHN issued depositary shares, each of which represents a fractional ownership interest in a share of FHN’s preferred stock. The Series E Preferred Stock qualifies as Tier 1 Capital for FHN.
2020 Financial Performance Summary
FHN reported net income available to common shareholders of $822 million, or $1.89 per diluted share, compared to net income of $435 million, or $1.38 per diluted share in 2019 driven by the impact of the July 1, 2020 IBKC merger. FHN's results of operations for 2020 produced a return on average assets of 1.33% and a return on average common equity of 13.66% compared to 1.08% and 9.60% for 2019.
Total revenue of $3.2 billion increased $1.3 billion from 2019. Net interest income was $1.7 billion, an increase of $452 million compared to the prior year.
The increase in net interest income was driven by an increase in average interest-earning assets as a result of the IBKC merger and Truist branch acquisition. Results also reflect the benefit of deposit pricing discipline and PPP lending, which helped to partially offset the impact of lower interest rates. Noninterest income of $1.5 billion increased $838 million compared to 2019 driven by the impact of the IBKC merger, which included a $533 million preliminary purchase accounting gain. Results also reflect increases in fixed income and mortgage banking and title income that helped to partially offset a reduction in traditional banking fees.
Noninterest expense totaled $1.7 billion, a 39% increase from 2019, largely as a result of the IBKC merger. Results also reflect an increase in charitable contributions, partially offset by lower restructuring and rebranding expenses.
Provision for credit losses of $503 million increased from $45 million in 2019 driven by the adoption of CECL and the deterioration in the overall macro-economic outlook tied to the COVID-19 pandemic. Results also reflect the impact of the IBKC merger and Truist branch acquisition, including provision related to acquired non-PCD loans.
Total assets at December 31, 2020 were $84.2 billion, an increase of $40.9 billion compared to December 31, 2019. The IBKC merger and the Truist branch acquisition contributed $36.0 billion in total assets, including $26.3 billion in loans and leases. Refer to Note 2 - Acquisitions and Divestitures for additional details related to the opening balances from these transactions.
Total deposits at December 31, 2020 of $70.0 billion increased $37.6 billion from 2019 driven by the IBKC merger and Truist branch acquisition which contributed $30.4 billion in total deposits.
FHN maintained strong capital measures. The Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2020 were 10.74% and 12.57%, respectively, compared to 10.15% and 11.22% at December 31, 2019, respectively. The CET1 ratio was 9.68% at December 31, 2020 compared to 9.20% in the prior year.

FIRST HORIZON CORPORATION	53	2020 FORM 10-K ANNUAL REPORT

Table 1 - Key Performance Indicators

	For the years ended December 31,
(Dollars in millions, except per share data)	2020	2019	2018
Pre-Provision Net Revenue (a)	$1,436	$631	$722
Diluted earnings per common share	$1.89	$1.38	$1.65
Return on average assets (b)	1.33%	1.08%	1.38%
Return on average common equity (c)	13.66%	9.60%	12.75%
Return on average tangible common equity (a) (d)	19.03%	14.71%	20.28%
Net interest margin (e)	2.86%	3.28%	3.45%
Fee income to total revenue (f)	47.41%	35.08%	29.48%
Efficiency ratio (g)	54.37%	66.15%	70.54%
Allowance for loan and lease losses to total loans and leases	1.65%	0.64%	0.66%
Net charge-offs to average loans and leases	0.26%	0.09%	0.06%
Total period-end equity to period-end assets	9.86%	11.72%	11.72%
Tangible common equity to tangible assets (a)	6.89%	7.48%	7.15%
Cash dividends declared per common share	$0.60	$0.56	$0.48
Book value per common share	$13.59	$15.04	$13.79
Tangible book value per common share (a)	$10.23	$10.02	$8.81
Common equity Tier 1	9.68%	9.20%	9.77%
Market capitalization	$7,082.2	$5,157.9	$4,192.4
(a)Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table 28.
(b)Calculated using net income divided by average assets.
(c)Calculated using net income available to common shareholders divided by average common equity.
(d)Calculated using net income available to common shareholders divided by average tangible common equity.
(e)Net interest margin is computed using total net interest income adjusted to an FTE basis assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.
(f)Ratio is fee income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)Ratio is noninterest expense to total revenue excluding securities gains (losses).

RESULTS OF OPERATIONS — 2020 compared to 2019
Net Interest Income
Net interest income is FHN's largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on average interest-earning assets and the effective cost of interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates.
Net interest income of $1.7 billion in 2020 increased 37% from 2019 driven by the impact of the IBKC merger and Truist Branch acquisition which helped to more than offset the impact of the challenging interest rate environment.
FHN's net interest margin decreased 42 basis points from 2019 to 2.86% in 2020, while the net interest spread decreased 22 basis points to 2.68% over the same period. Net interest margin and net interest spread were unfavorably impacted by a 113 basis point decrease in earning asset yields as the impact of lower short-term interest rates was partially offset by the benefit of purchase accounting accretion and PPP lending. A lower yield on earning assets was partially offset by a 91 basis point decrease in the cost of interest-bearing liabilities driven by disciplined deposit pricing.
The activity levels and related funding for FHN’s fixed income activities affect the net interest margin. Generally, fixed income activities compress the margin, especially where there are elevated levels of trading inventory, because of the strategy to reduce market risk by economically hedging a portion of its inventory on the balance sheet.

FIRST HORIZON CORPORATION	54	2020 FORM 10-K ANNUAL REPORT

The following table presents the major components of net interest income and net interest margin:
Table 2 —Average Balances, Net Interest Income and Yields/Rates

(Dollars in millions)	2020			2019			2018
Assets:	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Earning assets:
Loans and leases:
Commercial loans and leases	$36,146	$1,324	3.66%	$22,385	$1,091	4.87%	$20,079	$973	4.84%
Consumer loans	10,037	407	4.05	6,804	311	4.57	7,135	322	4.51
Total loans and leases	46,183	1,731	3.75	29,189	1,402	4.80	27,214	1,295	4.76
Loans held for sale	835	30	3.60	578	31	5.39	724	45	6.23
Investment securities	6,464	106	1.64	4,510	121	2.69	4,728	130	2.77
Trading securities	1,433	35	2.44	1,415	47	3.33	1,604	59	3.70
Other earning assets:
Federal funds sold	42	—	0.21	48	1	2.63	38	1	2.47
Securities purchased under agreements to resell	505	2	0.45	555	11	1.96	745	12	1.63
Interest-bearing deposits with banks	3,006	5	0.14	871	20	2.18	624	13	1.89
Total other earning assets	3,553	7	0.19	1,474	32	2.11	1,407	26	1.77
Total earning assets / Total interest income	$58,468	$1,909	3.26%	$37,166	$1,633	4.39%	$35,677	$1,555	4.36%
Non-earning assets:
Cash and due from banks	852			602			585
Goodwill and other intangible assets, net	1,696			1,575			1,570
Premises and equipment, net	604			467			522
Allowance for loan and lease losses	(700)			(191)			(188)
Other assets	3,426			2,125			2,059
Total assets	$64,346			$41,744			$40,225

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$19,780	$82	0.41%	$11,663	$144	1.24%	$11,289	$108	0.95%
Other interest-bearing deposits	11,973	31	0.26	8,345	79	0.94	7,932	56	0.70
Time deposits	4,347	39	0.90	4,262	84	1.97	3,682	53	1.44
Total interest-bearing deposits	36,100	152	0.42	24,270	307	1.27	22,903	217	0.95
Federal funds purchased	862	3	0.34	738	15	2.08	405	8	1.89
Securities sold under agreements to repurchase	1,109	5	0.46	701	13	1.89	714	10	1.40
Trading liabilities	457	6	1.24	503	13	2.48	683	19	2.83
Other short-term borrowings	626	6	0.92	538	13	2.34	1,046	19	1.82
Term borrowings	1,578	64	4.02	1,117	53	4.77	1,212	53	4.38
Total interest-bearing liabilities / Total interest expense	$40,732	$236	0.58%	$27,867	$414	1.49%	$26,963	$326	1.21%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,779			8,133			8,001
Other liabilities	1,226			824			644
Total liabilities	57,737			36,824			35,608

FIRST HORIZON CORPORATION	55	2020 FORM 10-K ANNUAL REPORT

Shareholders' equity	6,314			4,625			4,322
Noncontrolling interest	295			295			295
Total shareholders' equity	6,609			4,920			4,617
Total liabilities and shareholders' equity	$64,346			$41,744			$40,225

Net earnings assets / Net interest income (TE) / Net interest spread	$17,736	$1,673	2.68%	$9,299	$1,219	2.90%	$8,714	$1,229	3.15%
Taxable equivalent adjustment		(11)	0.18		(9)	0.38		(9)	0.30
Net interest income / Net interest margin (a)		$1,662	2.86%		$1,210	3.28%		$1,220	3.45%
(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21%, and where applicable, state income taxes.

FIRST HORIZON CORPORATION	56	2020 FORM 10-K ANNUAL REPORT

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate.

Table 3 - Analysis of Changes in Net Interest Income

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to (a)			Increase (Decrease) Due to (a)
(Dollars in millions)	Rate (b)	Volume (b)	Total	Rate (b)	Volume (b)	Total
Interest income:
Loans and leases	$(361)	$689	$328	$13	$95	$108
Loans held for sale	(12)	11	(1)	(6)	(8)	(14)
Investment securities	(58)	42	(16)	(4)	(6)	(10)
Trading securities	(12)	—	(12)	(5)	(7)	(12)
Other earning assets:
Federal funds sold	(1)	—	(1)	—	—	—
Securities purchased under agreements to resell	(8)	(1)	(9)	2	(3)	(1)
Interest-bearing deposits with banks	(30)	15	(15)	2	5	7
Total other earning assets	(39)	14	(25)	4	2	6
Total change in interest income - earning assets	$(482)	$756	$274	$2	$76	$78
Interest expense:
Interest-bearing deposits:
Savings	$(129)	$66	$(63)	$33	$4	$37
Time deposits	(47)	2	(45)	21	9	30
Other interest-bearing deposits	(72)	25	(47)	20	3	23
Total interest-bearing deposits	(248)	93	(155)	74	16	90
Federal funds purchased	(14)	2	(12)	1	7	8
Securities sold under agreements to repurchase	(13)	5	(8)	3	—	3
Trading liabilities	(6)	(1)	(7)	(2)	(5)	(7)
Other short-term borrowings	(9)	2	(7)	5	(11)	(6)
Term borrowings	(9)	20	11	4	(4)	—
Total change in interest expense - interest-bearing liabilities	(299)	121	$(178)	85	3	$88
Net interest income	$(183)	$635	$452	$(83)	$73	$(10)
(a) The changes in interest due to both rate and volume have been allocated to change due to rate and change due to volume in proportion to the absolute and amounts of the changes in each.
(b) Variances are computed on a line-by-line basis and are non-additive.

FIRST HORIZON CORPORATION	57	2020 FORM 10-K ANNUAL REPORT

Provision for Credit Losses
Provision for credit losses includes the provision for loan and lease losses and the provision for unfunded lending commitments. The provision for credit losses is the expense necessary to maintain the ALLL and the accrual for unfunded lending commitments at levels appropriate to absorb management’s estimate of credit losses expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments.
Provision for credit losses increased to $503 million in 2020, compared to $45 million in 2019 driven by the adoption of CECL and the impact of the COVID-19 pandemic. Results also reflect the impact of the IBKC merger and Truist branch acquisition including $147 million related to non-PCD loans. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.

Noninterest Income
The following table reflects noninterest income for the past three years:
Table 4—Noninterest Income

				2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$423	$279	$168	$144	52%	$111	66%
Deposit transactions and cash management	148	132	133	16	12%	(1)	(1)%
Mortgage banking and title income	129	10	11	119	NM	(1)	(9)%
Brokerage, management fees and commissions	66	55	55	11	20%	—	—%
Trust services and investment management	39	30	30	9	30%	—	—%
Bankcard income	37	28	29	9	32%	(1)	(3)%
Securities gains (losses), net	(6)	—	213	(6)	NM	(213)	NM
Purchase accounting gain	533	—	—	533	NM	—	NM
Other income	123	120	84	3	3%	36	43%
Total noninterest income	$1,492	$654	$723	$838	128%	$(69)	(10)%
NM – Not meaningful

Noninterest income totaled $1.5 billion in 2020, $654 million in 2019, and $723 million in 2018, or 47%, 35%, and 37% of total revenue, respectively. The increase in noninterest income in 2020 was driven by the impact of the IBKC merger and included a preliminary purchase accounting gain of $533 million. Results also reflected the benefit of strong fixed income revenue during the year and higher mortgage banking and title income from the addition of IBKC.
The major component of fixed income revenue is generated from the purchase and sale of fixed income securities as both principal and agent. Other noninterest revenues within this line item consist principally of fees from derivative sales, portfolio advisory services and loan sales. Securities inventory positions are procured for distribution to clients by the sales staff. Fixed income increased 52%, or $144 million, to $423 million in 2020. Fixed income product revenue increased 63%, or $143 million, largely driven by favorable market conditions including market volatility and increased depository liquidity, while revenue from other products increased 2%, or $1 million in 2020, largely driven by higher fees from derivative sales and portfolio advisory services, somewhat offset by lower fees from loan sales.

FIRST HORIZON CORPORATION	58	2020 FORM 10-K ANNUAL REPORT

Table 5—Fixed Income

				% Change
(Dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Noninterest income:
Fixed income	$371	$228	$132	63%	73%
Other product revenue	52	51	36	2%	42%
Total fixed income noninterest income	$423	$279	$168	52%	66%

Fees from deposit transactions and cash management activities of $148 million in 2020 increased $16 million, or 12%, from 2019. The increase was primarily driven by the impact of the IBKC merger and Truist branch acquisition which partially offset pandemic-related impacts including lower transaction volume and fee waivers.

Mortgage banking and title income of $129 million in 2020 increased from $10 million in 2019 driven by the impact of the IBKC merger and higher activity due to the low interest rate environment.

Brokerage, management fees and commissions of $66 million increased from $55 million in 2019 driven by the impact of the IBKC merger and an increase in annuity income and advisory fees. Brokerage, management fees and commissions include fees for portfolio management, trade commissions, and annuity and mutual funds sales.

Trust services and investment management income of $39 million increased $9 million from 2019, driven by the IBKC merger.
Bankcard income of $37 million in 2020 increased $9 million from 2019, driven by the impact of the IBKC merger.
Noninterest Expense

The following table reflects noninterest expense for the past three years:

Table 6—Noninterest Expense

				2020 vs. 2019		2019 vs. 2018
(Dollars in millions)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$1,033	$695	$658	$338	49%	$37	6%
Net occupancy expense	116	80	85	36	45%	(5)	(6)%
Computer software	85	61	61	24	39%	—	—%
Legal and professional fees	84	72	57	12	17%	15	26%
Operations services	56	46	56	10	22%	(10)	(18)%
Contributions	41	11	1	30	NM	10	NM
Equipment expense	42	34	39	8	24%	(5)	(13)%
Amortization of intangible assets	40	25	26	15	60%	(1)	(4)%
Communications and delivery	31	25	30	6	24%	(5)	(17)%
Advertising and public relations	18	34	25	(16)	(47)%	9	36%
Other expense	172	150	183	22	15%	(33)	(18)%
Total noninterest expense	$1,718	$1,233	$1,221	$485	39%	$12	1%
NM - Not meaningful

Total noninterest expense of $1.7 billion increased $485 million driven by the impact of the IBKC merger and Truist branch acquisition mitigated in part by a reduction in noninterest expense as a result of both

FIRST HORIZON CORPORATION	59	2020 FORM 10-K ANNUAL REPORT

the COVID-19 shutdown and expense discipline, including the benefit of merger cost saves.

Personnel expense of $1.0 billion increased $338 million from 2019 driven by the impact of the IBKC merger and Truist branch acquisition. Results also reflect an increase tied to higher revenue-based compensation due to increased revenues in fixed income and mortgage banking, a one-time bonus to certain employees, and COVID-related vacation carryover accrual costs. A decrease in restructuring costs from 2019 to 2020 partially offset these changes.

Net occupancy expense of $116 million in 2020 increased 45% from 2019 driven by the impact of the IBKC merger and the Truist branch acquisition.

Computer software expense was $85 million in 2020, a 39% increase compared to $61 million in 2019, primarily the result of the inclusion of IBKC computer software and service expenses in the second half of 2020, and to a lesser extent, merger- and integration-related expenses.

Legal and professional fees increased $12 million, or 17%, to $84 million in 2020, primarily the result of an increase in merger and integration-related expenses and the inclusion of IBKC, partially offset by lower restructuring costs associated with efficiency initiatives recognized in 2019.

Operations services expense increased $10 million, or 22%, to $56 million in 2020, primarily from the inclusion of IBKC expenses in the second half of 2020.
Contributions increased $30 million in 2020, primarily due to a $20 million contribution to the Louisiana First Horizon Foundation in connection with the IBKC merger and a $15 million donation of Paycheck Protection Plan fees to the First Horizon Foundation to assist low- and moderate-income communities.
Equipment expense increased $8 million, or 24%, in 2020 driven by the impact of the IBKC merger and Truist branch acquisition.

Amortization of intangible assets of $40 million in 2020 increased $15 million compared to 2019 primarily due to the intangible assets created in the IBKC merger.
Income Taxes

FHN recorded income tax expense of $76 million in 2020 compared to $134 million in 2019, resulting in an effective tax rate of 8.2% and 22.8% respectively. The decrease in the effective tax rate from 2019 to 2020 was primarily the result of the preliminary purchase accounting gain from the IBKC merger, which is not taxable.

FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and tax credits and other tax benefits from tax credit investments. The effective rate is unfavorably affected by the non-deductibility of a portion of FHN's FDIC premium, executive compensation and merger expenses. The effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits.

A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. FHN’s net DTA was less than $1 million and $69 million at December 31, 2020 and 2019, respectively.

As of December 31, 2020, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $47 million and $9 million, which will expire at various dates. Refer to Note 15 - Income Taxes for additional information.

FHN’s gross DTA after valuation allowance was $471 million and $250 million as of December 31, 2020 and 2019, respectively. Based on current analysis, FHN believes that its ability to realize the remaining DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.

FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable states where it conducts business operations, FHN either files consolidated, combined, or separate returns. With few exceptions, FHN tax returns are not currently under federal or state tax examination. In 2020, FHN finalized IRS examinations for the FHN federal consolidated tax returns for 2013 through 2015 and for the Capital Bank Financial Corporation federal consolidated tax returns for 2010 through 2012. IBKC's federal consolidated tax returns for

FIRST HORIZON CORPORATION	60	2020 FORM 10-K ANNUAL REPORT

2017 and 2018 are currently under examination by the IRS. See Note 15 - Income Taxes for additional information.
Business Segment Results
During the fourth quarter of 2020, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, FHN's primary business segments were Regional Banking, Fixed Income, Corporate, and Non-strategic. On July 1, 2020, FHN and IBKC closed their merger of equals transaction. This transaction prompted organizational changes to better integrate and execute the combined Company's strategic priorities across all lines of businesses. As a result, FHN revised its reportable segments as described below.

•Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial clients primarily in the southern U.S. and other selected markets. Regional Banking also provides investment, wealth management, financial planning, trust and asset management services for consumer clients.

•Specialty Banking segment consists of lines of business that deliver product offerings and services with specialized industry knowledge. Specialty Banking’s lines of business include asset-based lending, mortgage warehouse lending, commercial real estate, franchise finance, correspondent banking, equipment finance, mortgage, and title insurance. In addition to traditional lending and deposit taking, Specialty Banking also delivers treasury management solutions, loan syndications, international banking and SBA lending. Additionally, Specialty Banking has a line of business focused on fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

•Corporate segment consists primarily of corporate support functions including risk management, audit, accounting, finance, executive office, and corporate communications. Shared support services such as human resources, properties, technology, credit risk and bank operations are allocated to the activities of Regional Banking, Specialty Banking and Corporate. Additionally, the Corporate segment includes centralized management of capital and funding to support the business activities of the company including management of wholesale funding, liquidity, and capital management and allocation. Finally, the Corporate segment also includes the revenue and expense associated with run-off businesses such as pre-2009 mortgage banking elements, run-off consumer and trust preferred loan portfolios, and other exited businesses.

Segment results for years prior to 2020 have been recast to adjust for the realignment of the segment reporting structure. See Note 20 - Business Segment Information for additional disclosures related to FHN's operating segments.
Regional Banking

Pre-tax income within the Regional Banking segment decreased $54 million, or 13%, in 2020 reflecting increases in the provision for credit losses and noninterest expense, somewhat offset by an increase in revenue.

Net interest income increased $534 million, or 69%, in 2020 driven by merger-related earning asset growth, deposit pricing discipline, and PPP lending, partially offset by the negative impact of the low rate environment.

Noninterest income increased $54 million, or 19%, largely attributable to increases in other fee income driven by the addition of IBKC.

Provision for credit losses increased to $392 million in 2020 from $24 million in 2019, primarily the result of the adoption of CECL, deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic, and provision related to acquired non-PCD loans.

Noninterest expense was $900 million in 2020, an increase of $274 million compared to 2019, primarily as a result of the addition of IBKC.
Specialty Banking

Pre-tax income in the Specialty Banking segment was $551 million in 2020 compared to $374 million in 2019. The improvement in results in 2020 was driven by higher revenue which outpaced an increase in expenses.

Net interest income increased $139 million, or 31%, in 2020 primarily driven by merger-related earning asset growth, partially offset by the negative impact of the low rate environment.

Noninterest income increased $258 million, or 81%, from 2019 primarily driven by strong fixed income

FIRST HORIZON CORPORATION	61	2020 FORM 10-K ANNUAL REPORT

revenue from favorable market conditions and higher mortgage banking and title income as a result of the IBKC merger and increased activity due to the low rate environment.

Provision for credit losses increased to $117 million compared to $37 million in 2019 as a result of the same factors listed above for the Regional Banking segment.

Noninterest expense increased $140 million, or 40%, to $491 million in 2020, largely attributable to the addition of IBKC in the second half of the year. Personnel expense contributed $128 million of this increase, a result of increased headcount from the merger and branch acquisition as well as higher incentive compensation.

Corporate

Pre-tax income for the Corporate segment was $24 million for 2020 compared to a pre-tax loss of $200 million for 2019, primarily driven by the preliminary purchase accounting gain from the IBKC merger.

Net interest expense was $228 million in 2020 compared to $7 million in 2019. Net interest expense was unfavorably impacted by the funds transfer pricing methodology, with the offset in the Regional Banking segment.
Noninterest income was $573 million, up from $47 million in 2019, primarily from the preliminary purchase accounting gain related to the IBKC merger.
Noninterest expense increased to $327 million in 2020 from $256 million in 2019, primarily from a $116 million increase in merger and integration-related charges and expenses associated with the inclusion of IBKC, somewhat offset by $40 million of restructuring, repositioning, and efficiency initiative costs recognized in 2019.
Restructuring, Repositioning, and Efficiency Initiatives

Beginning in first quarter 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. The net charges for restructuring, repositioning, and efficiency initiatives were $40 million in 2019, primarily associated with professional fees, asset impairments, and severance and other employee costs. These charges were insignificant in 2020. Due to the broad nature of the actions being taken, many components of expense are expected to benefit from the efficiency initiatives. See Note 25 - Restructuring, Repositioning, and Efficiency for additional information.

RESULTS OF OPERATIONS - 2019 compared with 2018

For a description of FHN's results of operations for 2019, see the "Income Statement Review - 2019 compared to 2018; 2018 compared to 2017" section of Item 7 in our 2019 Form 10-K.
ANALYSIS OF FINANCIAL CONDITION

Investment Securities

The following table presents the carrying value of securities by category as of December 31 for the years indicated:
Table 7 - Composition of Securities Portfolio

	2020		2019
(Dollars in millions)	Balance	Mix	Balance	Mix
Securities available for sale:
U.S. treasuries	$613	8%	$—	—
Government agency issued MBS and CMO	6,218	77%	4,019	90%
Other U.S. government agencies (a)	684	9%	307	7
Corporate and other debt	40	—%	40	1
States and municipalities	460	6%	60	1
SBA-interest only strips	32	—%	19	1
Total securities available for sale	$8,047	100%	$4,445	100%
(a) Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

FIRST HORIZON CORPORATION	62	2020 FORM 10-K ANNUAL REPORT

FHN’s investment portfolio consists principally of debt securities including government agency issued mortgage-backed securities and collateralized mortgage obligations, all of which are classified as AFS. The securities portfolio provides a source of income and liquidity and is an important tool used to balance the interest rate risk of the loan and deposit portfolios.The securities portfolio is periodically evaluated in light of established ALM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which FHN is exposed. These evaluations may result in steps taken to adjust the overall balance sheet positioning.

Investment securities were $8.0 billion and $4.4 billion on December 31, 2020 and 2019, representing 10% of total assets for both periods. The increase in investment securities was due primarily to the IBKC merger which contributed $3.5 billion in securities. See Note 3 - Investment Securities in Item 8 for additional detail.

The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for the debt securities portfolio.

Table 8—Contractual Maturities of Investment Securities

	As of December 31, 2020
			After 1 year		After 5 years
	Within 1 year		Within 5 years		Within 10 years		After 10 years
(Dollars in millions)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)
Securities available for sale:
Government agency issued MBS and CMO (a)	$21	2.85%	$428	1.82%	$1,224	1.50%	$4,429	1.41%
U.S. treasuries	613	0.13	—	—	—	—	—	—
Other U.S. government agencies	126	2.78	43	2.62	32	1.16	471	1.65
States and municipalities	2	3.08	92	0.63	152	1.15	199	2.44
Corporate and other debt	15	5.96	25	4.04	—	—	—	—
Total securities available for sale	$777	0.75%	$588	1.78%	$1,408	1.45%	$5,099	1.47%
(a) Represents government agency-issued mortgage-backed securities and collateralized mortgage obligations which, when adjusted for early pay downs, have an estimated average life of 3.5 years.
(b) Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 25% tax rate where applicable.

FIRST HORIZON CORPORATION	63	2020 FORM 10-K ANNUAL REPORT

Loans and Leases
The following table provides detail regarding FHN's loans and leases:
Table 9— Loans and Leases

(Dollars in millions)	2020 (a)	Percent of total	2020 (a) Growth Rate	2019	Percent of total	2019 Growth Rate	2018	Percent of total	2018 Growth Rate
Commercial:
Commercial, financial, and industrial (b)	$33,104	57%	65%	$20,051	65%	21%	$16,514	60%	3%
Commercial real estate	12,275	21	183	4,337	14	8	4,031	15	(4)
Total commercial	45,379	78	86	24,388	79	19	20,545	75	1
Consumer:
Consumer real estate (c)	11,725	20	90	6,177	20	(5)	6,472	23	(4)
Credit card and other	1,128	2	127	496	1	(4)	518	2	(16)
Total consumer	12,853	22	93	6,673	21	(5)	6,990	25	(5)
Total loans and leases	$58,232	100%	87%	$31,061	100%	13%	$27,535	100%	—%
(a) 2020 includes the impact of balances related to the IBKC merger on July 1, 2020 and Truist Bank branch acquisition on July 17, 2020.
(b) Includes equipment financing loans and leases.
(c)    2018 include $16 million of restricted and secured real estate loans. There were no such restricted and secured loans at December 31, 2020 or 2019.
Total loans and leases were $58.2 billion on December 31, 2020, up from $31.1 billion on December 31, 2019, driven primarily by acquired IBKC and Truist Bank loans, as well as the origination of PPP loans.
C&I loans are the largest component of the loan and lease portfolio, comprising 57% of total loans and leases in 2020 and 65% in 2019. C&I loans increased 65%, or $13.1 billion, from 2019 largely driven by acquired loans and PPP loan originations, as well as strong loan growth within the mortgage warehouse lending portfolio of Specialty Banking and commercial portfolios of both Regional Banking and Specialty
Banking. Growth in other specialty lending areas within Specialty Banking, such as energy and healthcare, also meaningfully contributed to the overall growth in C&I loans from 2019. Commercial real estate loans increased 183% to $12.3 billion in 2020, also primarily driven by acquired IBKC loans.
Total consumer loans increased 93%, or $6.2 billion, from the end of 2019, largely a result of the growth of real estate installment loans and home equity lines of credit within the Regional Banking segment, driven by acquired IBKC loans, offset by the continued wind-down of portfolios within the Corporate segment.

FIRST HORIZON CORPORATION	64	2020 FORM 10-K ANNUAL REPORT

The following table provides a detail of contractual maturities on December 31, 2020.
Table 10—Contractual Maturities of Loans and Leases

	As of December 31, 2020
(Dollars in millions)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 Years	After 15 Years	Total
Commercial, financial, and industrial	$10,004	$17,371	$5,278	$451	$33,104
Commercial real estate	2,553	7,022	2,618	82	12,275
Consumer real estate	292	1,093	2,550	7,790	11,725
Credit card and other	267	318	154	389	1,128
Total loans and leases	$13,116	$25,804	$10,600	$8,712	$58,232

For maturities over one year at fixed interest rates:
Commercial, financial, and industrial		$7,784	$2,556	$79	$10,419
Commercial real estate		2,274	805	17	3,096
Consumer real estate		944	1,952	1,880	4,776
Credit card and other		122	134	41	297
Total loans and leases at fixed interest rates		$11,124	$5,447	$2,017	$18,588

For maturities over one year at floating interest rates:
Commercial, financial, and industrial		$9,587	$2,722	$372	$12,681
Commercial real estate		4,748	1,813	65	6,626
Consumer real estate		149	598	5,910	6,657
Credit card and other		196	20	348	564
Total loans and leases at floating interest rates		$14,680	$5,153	$6,695	$26,528
Total maturities over one year		$25,804	$10,600	$8,712	$45,116
Because of various factors, the contractual maturities of consumer loans are not indicative of the actual lives of such loans. A significant component of FHN’s loan portfolio consists of consumer real estate loans, a majority of which are home equity lines of credit and home equity installment loans. These loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both principal and interest over the remaining term. Numerous factors can contribute to the actual life of a home equity line or installment loan. As a result, the actual average life of home equity lines and loans is difficult to predict and changes in any of these factors could result in changes in projections of average lives.
Loans Held for Sale

FHN obtained IBKC's mortgage banking operations which included origination and servicing of residential first lien mortgages which primarily consist of fixed rate single-family residential mortgage loans originated by IBKC and committed to be sold in the secondary market. The legacy FHN loans HFS portfolio consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans. The average balance of loans HFS increased to $835 million in 2020 from $578 million in 2019. On December 31, 2020, loans HFS were $1.0 billion, a $428 million increase compared to December 31, 2019. The increase in loans HFS was primarily driven by the additional volume of mortgage loans originated from the IBKC merger. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million and $7 million at December 31, 2020 and 2019, respectively.
Deposits

Total deposits were $70.0 billion at December 31, 2020, up $37.6 billion from $32.4 billion for year-end 2019, driven by $28.2 billion in acquired IBKC deposits and $2.2 billion in acquired Truist deposits. In addition, deposit balances were impacted by significant client deposit inflows beginning in March 2020 as brokerage clients exited equity markets to

FIRST HORIZON CORPORATION	65	2020 FORM 10-K ANNUAL REPORT

move into cash positions given the market volatility associated with the COVID-19 pandemic, municipalities received federal stimulus payments, and PPP funding began. As short-term rates have come down, particularly in the latter half of the year, bank deposits provide institutional clients with overnight liquidity at a competitive, and often superior, rate to other short-term cash management options. Additionally, there has been a notable shift from interest-bearing deposits to noninterest-bearing deposits within many of FHN's institutional relationships. The following table summarizes FHN's deposits for 2020, 2019, and 2018. See Table 2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.

Table 11— Deposits

(Dollars in millions)	2020	Percent of Total	2020 Growth Rate	2019	Percent of Total	2019 Growth Rate	2018	Percent of Total	2018 Growth Rate
Savings	$27,324	39%	134%	$11,665	36%	(3)%	$12,064	37%	11%
Time deposits	5,070	7	40	3,618	11	(12)	4,106	12	24
Other interest-bearing deposits	15,415	22	77	8,718	27	4	8,372	26	—
Interest-bearing deposits	47,809	68	99	24,001	74	(2)	24,542	75	9
Noninterest-bearing	22,173	32	163	8,429	26	4	8,141	25	1
Total deposits	$69,982	100%	116%	$32,430	100%	(1)%	$32,683	100%	7%

Table 12 — Total Uninsured Deposits

	For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Uninsured deposits	$33,057	$12,176	$12,263

Table 13 — Uninsured Time Deposits by Maturity

(Dollars in millions)	December 31, 2020
Portion of U.S. time deposits in excess of insurance limit	$925
Time deposits otherwise uninsured with a maturity of:
3 months or less	300
Over 3 months through 6 months	224
Over 6 months through 12 months	275
Over 12 months	126

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $2.6 billion on December 31, 2020, a $1.5 billion decrease from December 31, 2019 attributable to decreases in other short-term borrowings and trading liabilities partially offset by increases in federal funds purchased and securities sold under agreements to repurchase.
The balance of other short-term borrowings fluctuates largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. The decrease in other short-term borrowings in 2020 was primarily attributable to a decrease in FHLB advances as FHN was able to use client deposits to support balance sheet funding.Trading liabilities fluctuate based on various factors, including levels of trading securities and hedging strategies. Federal funds purchased fluctuate depending on the amount of excess funding of FHN's correspondent bank clients. Balances of securities sold under agreements to resell fluctuate based on cost attractiveness relative to FHLB borrowing levels and the ability to pledge securities toward such

FIRST HORIZON CORPORATION	66	2020 FORM 10-K ANNUAL REPORT

transactions. See Note 10 - Short-Term Borrowings for additional information.
Term Borrowings

Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.7 billion on December 31, 2020, a $879 million increase from $791 million on December 31, 2019. The increase was primarily the result of the issuance of $450 million of subordinated notes by First Horizon Bank, the issuance of $800 million of senior notes by FHN, and the acquisition of $120 million in junior subordinated debt from IBKC. These increases were offset by the redemption of $500 million in senior notes. See Note 11 - Term Borrowings for additional information.
CAPITAL

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity increased $3.2 billion to $8.3 billion on December 31, 2020 from $5.1 billion on December 31, 2019. The increase was primarily attributable to $2.5 billion in equity issued in connection with the IBKC merger. In addition, FHN issued 1,500 shares of Series E Non-Cumulative Perpetual Preferred Stock in May 2020 for net proceeds of $144 million. Other significant changes included net income of $857 million and an increase in AOCI of $99 million, which were partially offset by $286 million in common and preferred stock dividends declared and a $96 million adjustment related to the adoption of CECL.
The following tables provide a reconciliation of Shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 14—Regulatory Capital and Ratios

(Dollars in millions)	December 31, 2020	December 31, 2019
Shareholders’ equity	$8,012	$4,781
Modified CECL transitional amount (a)	191	—
FHN non-cumulative perpetual preferred	(470)	(96)
Common equity tier 1 before regulatory adjustments	$7,733	$4,685
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,757)	(1,506)
Net unrealized (gains) losses on securities available for sale	(108)	(31)
Net unrealized (gains) losses on pension and other postretirement plans	260	274
Net unrealized (gains) losses on cash flow hedges	(12)	(3)
Disallowed deferred tax assets	(5)	(9)
Other deductions from common equity tier 1	(1)	(1)
Common equity tier 1	$6,110	$3,409
FHN non-cumulative perpetual preferred (b)	377	96
Qualifying noncontrolling interest—First Horizon Bank preferred stock	295	256
Tier 1 capital	$6,782	$3,761
Tier 2 capital	1,153	394
Total regulatory capital	$7,935	$4,155
Risk-Weighted Assets
First Horizon Corporation	$63,140	$37,046
First Horizon Bank	62,508	36,627
Average Assets for Leverage
First Horizon Corporation	82,347	41,583
First Horizon Bank	81,709	40,867

FIRST HORIZON CORPORATION	67	2020 FORM 10-K ANNUAL REPORT

	December 31, 2020		December 31, 2019
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	9.68%	$6,110	9.20%	$3,409
First Horizon Bank	10.46	6,530	9.38	3,434
Tier 1
First Horizon Corporation	10.74	6,782	10.15	3,760
First Horizon Bank	10.93	6,825	10.18	3,729
Total
First Horizon Corporation	12.57	7,935	11.22	4,155
First Horizon Bank	12.52	7,819	10.77	3,945
Tier 1 Leverage
First Horizon Corporation	8.24	6,782	9.04	3,760
First Horizon Bank	8.36	6,825	9.12	3,729
Other Capital Ratios
Total period-end equity to period-end assets	9.86		11.72
Tangible common equity to tangible assets (c)	6.89		7.48
Adjusted tangible common equity to risk weighted assets (c)	8.82		8.34
(a) The modified CECL transitional amount is calculated as defined in the final rule issued by the banking regulators on August 26, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2020.
(b) At December 31, 2020, the $93 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date.
(c) Tangible common equity to tangible assets and Adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 28.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.50%, 8.00%, 10.00%, and 5.00%, respectively. Furthermore, beginning January 1, 2019, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses. As of December 31, 2020, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank as of December 31, 2020 are calculated under the final rule issued by the banking regulators in late August 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios increased in 2020 relative to 2019 primarily from the issuance of preferred and common equity in connection with the IBKC merger, offset by the intangible assets created in the IBKC merger and Truist Bank branch acquisition. Regulatory capital ratios were also favorably impacted by the impact of net income less dividends during 2020. For the Bank only, the risk-based regulatory capital ratios were impacted by a reduction of $115 million in its equity investment in its financial subsidiary, FHN Financial Securities Corp. In addition, the Tier 1 Capital ratio for FHN benefited from the issuance of $150 million of Non-Cumulative Perpetual Preferred Stock, Series E. The Total Capital ratios for both FHN and First Horizon Bank benefited from the Bank’s issuance of $450 million of Tier 2 qualifying subordinated notes. The Tier 1 leverage ratio declined for both FHN and First Horizon Bank as average assets for leverage in 2020 increased relative to 2019 primarily in connection with the IBKC merger. During 2021, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.

FIRST HORIZON CORPORATION	68	2020 FORM 10-K ANNUAL REPORT

Stress Testing

The Economic Growth, Regulatory Relief, and Consumer Protection Act, along with an interagency regulatory statement effectively exempted both FHN and First Horizon Bank from Dodd-Frank Act stress testing requirements starting in 2018.

For 2020, FHN and First Horizon Bank completed a company run stress test using the Comprehensive Capital Analysis and Review (CCAR) Resubmission scenarios published in September 2020. Results of these tests indicate that both FHN and First Horizon Bank would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2020 CCAR Resubmission Severely Adverse scenario. A summary of those results was posted in the “News & Events-Stress Testing Results” section on FHN’s investor relations website on December 28, 2020. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this report or incorporated herein.

FHN anticipates that it will continue performing an annual enterprise-wide stress test as part of its capital and risk management process. Results of this test will be presented to executive management and the Board.

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
In January 2021, FHN's Board of Directors approved a new $500 million common share purchase program that will expire on January 31, 2023. The new program is not tied to any compensation plan, and replaces the general share repurchase program mentioned below, which was terminated by the Board. Purchases may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases will be subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations.
Table 15a—Issuer Purchases of Common Stock - General Authority
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority along with an extension of the expiration date to January 31, 2021. Purchases could be made in the open market or through privately negotiated transactions and were subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations. As of December 31, 2020, $229 million in purchases had been made under this authority at an average price per share of $15.09 ($15.07 excluding commissions).

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs (b)
2020
October 1 to October 31	—	N/A	—	$270,654
November 1 to November 30	—	N/A	—	$270,654
December 1 to December 31	—	N/A	—	$270,654
Total	—	N/A	—
(a) Represents total costs including commissions paid
(b) On December 31, 2020, the maximum dollar value of shares that may be purchased under the program was $271 million. In January 2021, the current plan was terminated and FHN's Board of Directors approved a new $500 million common share repurchase program.
N/A - Not applicable

FIRST HORIZON CORPORATION	69	2020 FORM 10-K ANNUAL REPORT

On January 27, 2021, FHN announced a $500 million share purchase authority with an expiration date of January 31, 2023. This new authority replaced the previous one. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations.
Table 15b—Issuer Purchase of Common Stock - Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated all of the previously authorized compensation plan share programs into a single share purchase program, as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program, inclusive of a program amendment on April 24, 2006, is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations. As of December 31, 2020, the maximum number of shares that may be purchased under the program was 24 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2021.

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2020
October 1 to October 31	9	$9.93	9	24,036
November 1 to November 30	—	N/A	—	24,036
December 1 to December 31	5	$12.68	5	24,031
Total	14	$10.92	14
N/A - Not applicable

ASSET QUALITY
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of C&I loans and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. In first quarter 2020, FHN consolidated its permanent mortgage portfolio into consumer real estate. Loans previously classified in permanent mortgage included primarily jumbo mortgages and one-time-close completed construction loans that were originated through pre-2009 mortgage businesses.
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

FIRST HORIZON CORPORATION	70	2020 FORM 10-K ANNUAL REPORT

established review dates or earlier if changes in the economic environment, portfolio performance, the size of portfolio or industry concentrations, or regulatory guidance warrant an earlier review.
Commercial Loan and Lease Portfolios

FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers (RM) and Portfolio Managers (PM) and to Credit Risk Managers. While individual limits vary, the predominant amount of approval authority is vested with the Credit Risk Management function. Portfolio, industry, and borrower concentration limits for the various portfolios are established by executive management and approved by the Executive and Risk Committee of the Board.

FHN’s commercial lending process incorporates an RM and a PM for most commercial credits. This model is being implemented in the legacy IBKC markets. The RM is primarily responsible for communications with the borrower and maintaining the relationship, while the PM is responsible for assessing the credit quality of the borrower, beginning with the initial underwriting and continuing through the servicing period. Other specialists and the assigned RM/PM are organized into units called deal teams. Deal teams are constructed with specific job attributes that facilitate FHN’s ability to identify, mitigate, document, and manage ongoing risk. PMs and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process. FHN strives to identify problem assets early through comprehensive policies and guidelines, targeted portfolio reviews, more frequent servicing on lower rated borrowers, and an emphasis on frequent grading. For smaller commercial credits, generally $5 million or less, and income-producing CRE credits greater than $10 million to non-professional real estate developers and smaller professional real estate investors/developers, FHN utilizes a centralized underwriting unit in order to originate and grade small business loans more efficiently and consistently.

FHN may utilize availability of guarantors/sponsors to support commercial lending decisions during the credit underwriting process and when determining the assignment of internal loan grades. Reliance on the guaranty as a viable secondary source of repayment is a function of an analysis proving capability to pay, factoring in, among other things, liquidity and direct/indirect cash flows. FHN also considers the volume and amount of guaranties provided for all global indebtedness and the likelihood of realization. FHN presumes a guarantor’s willingness to perform until there is any current or prior indication or future expectation that the guarantor may not willingly and voluntarily perform under the terms of the guaranty. In FHN’s risk grading approach, it is deemed that financial support becomes necessary generally at a point when the loan would otherwise be graded substandard, reflecting a well-defined weakness. At that point, provided willingness and capacity to support are appropriately demonstrated, a strong, legally enforceable guaranty can mitigate the risk of default or loss, justify a less severe rating, and consequently reduce the level of allowance or charge-off that might otherwise be deemed appropriate.
C&I
The C&I portfolio was $33.1 billion on December 31, 2020 and is comprised of loans used for general business purposes. Typical products include working capital lines of credit, term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances as of December 31, 2020, are in Tennessee (21%), Florida (12%), Texas (9%), Louisiana (8%), North Carolina (8%), California (7%), and Georgia (5%), with no other state representing more than 5% of the portfolio.
C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles on transaction sizes over PM authorization limits. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance

FIRST HORIZON CORPORATION	71	2020 FORM 10-K ANNUAL REPORT

measures of the borrowers, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Additionally, approval decisions consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. These loans typically have variable rates tied to the LIBOR or the prime rate of interest plus or minus the appropriate margin.
The following table provides the composition of the C&I portfolio by industry as of December 31, 2020 and 2019. For purposes of this disclosure, industries are determined based on the NAICS industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 16—C&I Loan Portfolio by Industry

	December 31, 2020		December 31, 2019
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$5,404	16%	$4,411	22%
Finance and insurance	3,130	10	2,778	14
Health care and social assistance	2,689	8	1,499	7
Real estate rental and leasing (a)	2,365	7	1,454	7
Accommodation & food service	2,303	7	1,365	7
Wholesale trade	2,079	6	1,372	7
Manufacturing	1,907	6	1,151	6
Retail trade	1,531	5	847	4
Other (energy, construction, professional, scientific, and technical, etc) (b)	11,696	35	5,174	26
Total C&I loan portfolio	$33,104	100%	$20,051	100%
(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% for 2020.

FIRST HORIZON CORPORATION	72	2020 FORM 10-K ANNUAL REPORT

Industry Concentrations

Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. 26% of FHN’s C&I loans are to mortgage companies or borrowers in the finance and insurance industry, and as a result could be affected by items that uniquely impact the financial services industry. Except “Loans to Mortgage Companies” and “Finance and Insurance”, as discussed below, on December 31, 2020, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.

Loans to Mortgage Companies

The balance of loans to mortgage companies was 16% of the C&I portfolio as of December 31, 2020, and 22% of the C&I portfolio as of December 31, 2019, and includes balances related to both home purchase and refinance activity. This portfolio class, which generally fluctuates with mortgage rates and seasonal factors, includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. The increase in loans to mortgage companies year over year was due to higher client count, greater utilization levels and moderately larger credit lines. In 2020, approximately 40% of the loans funded were home purchases and 60% were refinance transactions.

Finance and Insurance
The finance and insurance component represents 10% of the C&I portfolio as of December 31, 2020 compared to 14% as the end of 2019 and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of December 31, 2020, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30-year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of December 31, 2020, no TRUP relationship was on interest deferral. As of December 31, 2020, the UPB of trust preferred loans totaled $228 million. Inclusive of an amortizing discount on TRUPs of $18 million, total reserves (ALLL plus the amortizing discount) for TRUPs and other bank-related loans were $28 million or 12% of outstanding UPB.
Commercial Real Estate
The CRE portfolio was $12.3 billion on December 31, 2020, a $7.9 billion, or 183%, increase compared to December 31, 2019. The increase was driven primarily by the inclusion of IBKC CRE loans. The CRE portfolio includes both financings for commercial construction and nonconstruction loans.
The largest geographical concentrations of balances as of December 31, 2020, are in Florida (28%), North Carolina (12%), Louisiana (11%), Texas (11%), Tennessee (9%), and Georgia (8%) with no other state representing more than 5% of the portfolio. This portfolio contains loans and draws on lines and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of income CRE consist of multi-family (27%), office (22%), retail (19%), hospitality (11%), industrial (10%), land/land development (2%), and other (9%).
Residential CRE loans include loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes, and on a limited basis, for developing residential subdivisions. After the fulfillment of existing commitments over the near term, the residential CRE class will be in a wind-down state with the expectation of full runoff in the foreseeable future.
Income-producing CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed at least annually and revised as necessary based on market conditions. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios, and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value (value is defined as the lower of cost or market) limits are set below regulatory prescribed ceilings and generally range

FIRST HORIZON CORPORATION	73	2020 FORM 10-K ANNUAL REPORT

between 50% and 80% depending on underlying product set. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quality and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 15% of cost invested in a project before FHN will fund loan dollars. Income properties are required to achieve a debt service coverage ratio greater than or equal to 125% at inception or stabilization of the project based on loan amortization and a minimum underwriting interest rate. Some product types that possess a greater risk profile require a higher level of equity, as well as a higher debt service coverage ratio threshold. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties. A global cash flow analysis is performed at the sponsor level. The majority of the portfolio is on a floating rate basis tied to appropriate spreads over LIBOR.
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
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio was $11.7 billion on December 31, 2020 and is primarily composed of home equity lines and installment loans.
The largest geographical concentrations of balances as of December 31, 2020 are in Florida (31%), Tennessee (25%), Louisiana (10%), North Carolina (9%), and Texas (5%), with no other state representing more than 5% of the portfolio.
As of December 31, 2020, approximately 86% of the consumer real estate portfolio was in a first lien position. As of December 31, 2020, the weighted average FICO score at origination of this portfolio was 753 and the refreshed FICO scores averaged 763, no significant change from FICO scores of 755 and 753, respectively, as of December 31, 2019.
Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of December 31, 2020 and 2019, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $36 million and $19 million, respectively, that were in the process of foreclosure.
Home equity lines of credit comprise $2.4 billion of the consumer real estate portfolio as of December 31, 2020. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of December 31, 2020, approximately 86% of FHN's HELOCs were in the draw period compared to 76% at the end of the prior year. Based on when draw periods are scheduled to end per the line agreement, it is expected that $455 million, or 21%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are monitored closely for those nearing the end of the draw period and borrowers are initially contacted at least 6 months before the repayment period begins to remind the client of the terms of their agreement and to inform them of options.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

FIRST HORIZON CORPORATION	74	2020 FORM 10-K ANNUAL REPORT

Table 17—HELOC Draw To Repayment Schedule

	December 31, 2020		December 31, 2019
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$73	4%	$47	5%
13-24	66	3	59	6
25-36	62	3	66	7
37-48	67	3	68	7
49-60	187	8	75	7
>60	1,662	79	666	68
Total	$2,117	100%	$981	100%

Underwriting
For the majority of loans in this portfolio, underwriting decisions are made through a centralized loan underwriting center. To obtain a consumer real estate loan, the loan applicant(s) in most cases must first meet a minimum qualifying FICO score. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate loans. Management also establishes maximum loan amounts, loan-to-value ratios, and debt-to-income ratios for each consumer real estate product. Applicants must have the financial capacity (or available income) to service the debt by not exceeding a calculated debt-to-income ratio. The amount of the loan is limited to a percentage of the lesser of the current appraised value or sales price of the collateral. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit Risk Management.
HELOC interest rates are variable and adjust with movements in the index rate stated in the loan agreement. Such loans can have elevated risks of default, particularly in a rising interest rate environment, potentially stressing borrower capacity to repay the loan at the higher interest rate. FHN’s current underwriting practice requires HELOC borrowers to qualify based on a sensitized interest rate (above the current note rate), fully amortized payment methodology. FHN’s underwriting guidelines require borrowers to qualify at an interest rate that is 200 basis points above the note rate. This mitigates risk to FHN in the event of a sharp rise in interest rates over a relatively short time horizon.
HELOC Portfolio Risk Management
FHN performs continuous HELOC account reviews in order to identify higher-risk home equity lines and initiate preventative and corrective actions. The reviews consider a number of account activity patterns and characteristics such as the number of times delinquent within recent periods, changes in credit bureau score since origination, score degradation, performance of the first lien, and account utilization. In accordance with FHN’s interpretation of regulatory guidance, FHN may block future draws on accounts in order to mitigate risk of loss to FHN.
Credit Card and Other
Driven by acquired IBKC loans, FHN's credit card and other portfolio increased $632 million from the prior year-end to $1.1 billion as of December 31, 2020, and primarily includes consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans.
Allowance for Loan and Lease Losses
Effective January 1, 2020, FHN adopted the provisions of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," and related ASUs. Refer to Note 1 - Significant Accounting Policies for additional information about the standard and its impact on FHN.
Management’s policy is to maintain the ALLL at a level sufficient to recognize current expected credit losses on the amortized cost basis of the loan portfolio. The total allowance for loan and lease losses increased to $963 million on December 31,

FIRST HORIZON CORPORATION	75	2020 FORM 10-K ANNUAL REPORT

2020, or 1.65% of total loans and leases, an increase of $763 million or 101 basis points from the end of 2019. The ALLL as of December 31, 2020 and the increase in the ALLL from 2019 reflects the adoption of ASU 2016-13, the steep decline in the economic forecast attributable to the COVID-19 pandemic, an initial allowance on acquired PCD loans of $287 million, and $147 million recognized on acquired non-PCD loans from the IBKC merger and Truist branch acquisition.
The provision for loan and lease losses is the charge to (or release of) earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of current expected losses on the amortized cost basis of the loan portfolio. Provision expense was $489 million in 2020 compared to $47 million in 2019. The increase is primarily attributable to a $147 million provision for non-PCD assets acquired in the IBKC merger and Truist Bank branch acquisition, as well as from the decline in the economic forecast attributable to the COVID-19 pandemic.
Asset quality trends may be impacted by the economic uncertainty attributable to the COVID-19 pandemic. The C&I portfolio reflects a broad mix of categories with the heaviest concentration in loans to mortgage companies which carry minimal credit risk. The C&I portfolio as of December 31, 2020 includes $4.1 billion of loans made under the Paycheck Protection Program of the SBA. PPP loans are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk. The CRE portfolio metrics could be impacted by the COVID-19 pandemic due to travel and occupancy restrictions set by state and local governments affecting CRE- Hospitality and CRE-Retail. The consumer portfolio could be impacted by the COVID-19 pandemic if consumer unemployment continues to remain elevated and clients are unable to continue making loan payments. The consumer portfolio, however, is high quality with no subprime exposure and minimal exposure to other traditional categories of high-risk lending.
Net Charge-offs
Net charge-offs were $120 million in 2020 compared to $27 million in 2019. Net charge-offs in 2020 exclude loans that were immediately charged-off (with an associated reduction in the allowance) that relate to acquired IBKC loans that had been written off prior to acquisition (whether full or partial), or which met FHN's charge-off policy at the time of acquisition. See Note 5 - Allowance for Credit Losses for additional information.
Net charge-offs in the C&I portfolio were $120 million, an increase of $93 million from 2019, driven by higher energy charge-offs in the current year. Net charge-offs in the commercial real estate portfolio were minimal. In the consumer portfolio, net recoveries for both the current and prior year were minimal, as net recoveries in the consumer real estate portfolio of $10 million were offset by net charge-offs in the credit card and other portfolio of $9 million.

FIRST HORIZON CORPORATION	76	2020 FORM 10-K ANNUAL REPORT

Table 18—Analysis of Allowance for Loan and Lease Losses and Charge-offs

December 31
(Dollars in millions)	2020	2019	2018
Allowance for loan and lease losses (a)
C&I	$453	$123	$99
CRE	242	36	31
Consumer Real Estate	242	28	37
Credit Card & Other	26	13	13
Total allowance for loan and lease losses	$963	$200	$180

Period-end loans and leases (b)
C&I	$33,104	$20,051	$16,514
CRE	12,275	4,337	4,031
Consumer Real Estate	11,725	6,177	6,472
Credit Card & Other	1,128	496	519
Total period-end loans and leases	$58,232	$31,061	$27,536

ALLL / loans and leases % (a)
C&I	1.37%	0.62%	0.60%
CRE	1.97%	0.83%	0.78%
Consumer Real Estate	2.07%	0.45%	0.58%
Credit Card & Other	2.34%	2.68%	2.46%
Total ALLL / loans and leases %	1.65%	0.64%	0.66%

Net charge-offs (recoveries)
C&I	$120	$27	$11
CRE	1	1	—
Consumer Real Estate	(10)	(12)	(11)
Credit Card & Other	9	11	16
Total net charge-offs	$120	$27	$16

Average loans and leases (b)
C&I	$27,638	$18,283	$15,873
CRE	8,508	4,102	4,206
Consumer Real Estate	9,191	6,299	6,582
Credit Card & Other	846	505	553
Total average loans and leases	$46,183	$29,189	$27,214

Charge-off %
C&I	0.43%	0.15%	0.07%
CRE	0.01%	0.02%	0.01%
Consumer Real Estate	NM	NM	NM
Credit Card & Other	1.04%	2.25%	2.83%
Total charge-off %	0.26%	0.09%	0.06%

ALLL / net charge-offs
C&I	3.76	x	4.53	x	8.76	x
CRE	436.70	x	52.13	x	70.47	x

FIRST HORIZON CORPORATION	77	2020 FORM 10-K ANNUAL REPORT

Consumer Real Estate	N/M		N/M		N/M
Credit Card & Other	2.99	x	1.17	x	0.81	x
Total ALLL / net charge-offs	8.08	x	7.39	x	11.18	x

ALLL / NPLs
C&I	3.15	x	1.66	x	2.47	x
CRE	4.15	x	19.73	x	10.47	x
Consumer Real Estate	1.33	x	0.33	x	0.36	x
Credit Card & Other	13.13	x	38.92	x	20.40	x
Total ALLL / NPLs	2.49	x	1.24	x	1.22	x
NM - not meaningful

(a)The increase in the ALLL in 2020 is attributable to the adoption of ASU 2016-13, the allowance recorded on acquired non-PCD loans, and the decline in the economic forecast attributable to the COVID-19 pandemic.
(b)The increase in period-end and average loans and leases in 2020 is primarily the result of $26.3 billion in acquired loans and leases.

FIRST HORIZON CORPORATION	78	2020 FORM 10-K ANNUAL REPORT

Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis), if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans that FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. Nonperforming loans, along with OREO (excluding OREO from government insured mortgages), represent nonperforming assets.
Driven by acquired NPAs, total NPAs (including NPLs HFS) increased $224 million to $406 million on December 31, 2020. The nonperforming assets ratio
(nonperforming assets excluding NPLs HFS to total period-end loans plus OREO and other assets) was 0.69% as of December 31, 2020, a 12 basis point increase compared to 0.57% as of December 31, 2019. The increase in nonperforming loans was driven primarily by the C&I and consumer real estate portfolios.
The ratio of the ALLL to NPLs was 2.49 times as of December 31, 2020, compared to 1.24 times as of December 31, 2019. Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.

Table 19—Nonaccrual/Nonperforming Loans, Foreclosed Assets, and Other Disclosures (a) (b)

	December 31
(Dollars in millions)	2020	2019	2018
Period-end loans and leases
C&I	$33,104	$20,051	$16,514
CRE	12,275	4,337	4,031
Consumer Real Estate	11,725	6,177	6,472
Credit Card & Other	1,128	496	519
Total period-end loans and leases	$58,232	$31,061	$27,536

Remaining unfunded commitments	$20,796	$12,355	$10,885
Average loans and leases, net of unearned income	$46,183	$29,189	$27,214

Nonperforming loans and leases
C&I	$144	$74	$40
CRE	58	2	3
Consumer Real Estate	182	86	104
Credit Card & Other	2	—	1
Total nonperforming loans and leases (c) (d)	$386	$162	$148

Nonperforming loans held-for-sale (d)	$5	$4	$5
Foreclosed real estate and other assets (e)	15	16	22
Total nonperforming assets (d) (f)	$406	$182	$175

NPL %
C&I	0.43%	0.37%	0.24%
CRE	0.48%	0.04%	0.07%
Consumer Real Estate	1.56%	1.39%	1.61%
Credit Card & Other	0.18%	0.07%	0.12%
Total NPL %	0.66%	0.52%	0.54%

FIRST HORIZON CORPORATION	79	2020 FORM 10-K ANNUAL REPORT

Accruing restructured loans and leases (g)
C&I	$77	$10	$13
CRE	6	—	1
Consumer Real Estate	79	110	128
Credit Card & Other	—	1	1
Total accruing restructured loans	$162	$121	$143

Nonaccruing restructured loans and leases (g) (h)
C&I	$66	$32	$24
CRE	18	1	—
Consumer Real Estate	61	52	62
Credit Card & Other	—	—	—
Total nonaccruing restructured loans and leases	$145	$85	$86

30+ Delinquency (accruing)
C&I	$15	$9	$11
CRE	23	1	2
Consumer Real Estate	69	43	54
Credit Card & Other	10	5	8
Total 30+ Delinquency	$117	$58	$75

30+ Delinq. % (a)
C&I	0.05%	0.05%	0.06%
CRE	0.19%	0.02%	0.06%
Consumer Real Estate	0.58%	0.70%	0.83%
Credit Card & Other	0.87%	0.93%	1.63%
Total 30+ Delinquency %	0.20%	0.19%	0.27%
(a)Balances for 2019 and 2018 do not include PCI loans even though the client may be contractually past due. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan. PCI loans were transitioned to PCD status upon adoption of CECL.
(b)Unless otherwise noted, increases in balances from 2019 to 2020 were primarily driven by acquired nonperforming assets. The 2019 increase over 2018 was driven by three relationships transferring to nonaccrual.
(c)Under the original terms of the loans, estimated interest income would have been approximately $18 million, $11 million, and $9 million during 2020, 2019 and 2018, respectively.
(d)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(e)Foreclosed real estate from GNMA loans totaled $2 million, $2 million, and $3 million at December 31, 2020, 2019, and 2018, respectively.
(f)Balances do not include government-insured foreclosed real estate. Balances for 2019 and 2018 also do not include PCI loans. PCI loans were transitioned to PCD status upon adoption of CECL.
(g)Excludes TDRs that are classified as held for sale, nearly all of which are accounted for under the fair value option.
(h)Amounts also included in nonperforming loans above.

FIRST HORIZON CORPORATION	80	2020 FORM 10-K ANNUAL REPORT

Nonperforming C&I loans increased $70 million from December 31, 2019, to $144 million on December 31, 2020, while the NPL ratio increased 6 basis points to 0.43% of C&I loans, primarily driven by acquired NPLs from IBKC. The 30+ delinquency ratio was 0.05% of total loans as of both December 31, 2020 and 2019. Net charge-offs were $120 million in 2020, $93 million higher than in 2019, primarily driven by losses in the energy portfolio.

In the CRE portfolio, nonperforming loans were up $56 million from December 31, 2019. Nonperforming loans as a percentage of total CRE loans increased 44 basis points from 2019 to 0.48% as of December 31, 2020. Accruing delinquencies as a percentage of period-end loans increased 17 basis points to 0.19% as of December 31, 2020 as total accruing delinquencies increased $22 million. Net charge-offs were minimal in both 2020 and 2019.

Overall, performance of the consumer real estate portfolio remained stable in 2020 despite slight deterioration in some metrics compared to prior year. While NPLs were up 17 basis points from the prior year, 30+ delinquencies were down 12 basis points from December 31, 2019. Driven by acquired loans, nonperforming loans increased $96 million from the end of 2019 to $182 million on December 31, 2020. Loans delinquent 30 or more days and still accruing increased $26 million to $69 million as of December 31, 2020. The portfolio realized net recoveries of $10 million in 2020 compared to net recoveries of $12 million in 2019.
Similar to the consumer real estate portfolio, asset quality in the credit card and other consumer loan portfolio remained stable in 2020. Despite an uptick in the NPL%, 30+ delinquencies decreased to 0.87% of total loans as of December 31, 2020.

FIRST HORIZON CORPORATION	81	2020 FORM 10-K ANNUAL REPORT

The following table provides nonperforming assets by business segment:

Table 20—Nonperforming Assets by Segment

	December 31
(Dollars in millions)	2020	2019	2018
Nonperforming loans and leases (a) (b)
Regional Banking	$216	$45	$42
Specialty Banking	117	68	37
Corporate	53	49	69
Consolidated	$386	$162	$148
Foreclosed real estate (c)
Regional Banking	$12	$12	$18
Specialty Banking	1	1	—
Corporate	2	3	4
Consolidated	$15	$16	$22
Nonperforming Assets (a) (b) (c)
Regional Banking	$228	$57	$60
Specialty Banking	118	69	37
Corporate	55	52	73
Consolidated	$401	$178	$170
NPL %
Regional Banking	0.54%	0.27%	0.27%
Specialty Banking	0.68	0.51	0.35
Corporate	5.70	5.22	5.64
Consolidated	0.66%	0.52%	0.54%
NPA % (d)
Regional Banking	0.57%	0.34%	0.38%
Specialty Banking	0.68	0.52	0.35
Corporate	5.87	5.48	5.94
Consolidated	0.69%	0.57%	0.62%
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of $5 million, $10 million, $3 million during 2020, 2019, and 2018, respectively.
(d)Ratio is non-performing assets related to the loan and lease portfolio to total loans plus foreclosed real estate and other assets.

FIRST HORIZON CORPORATION	82	2020 FORM 10-K ANNUAL REPORT

The following table provides an activity rollforward of OREO balances for December 31, 2020 and 2019. The balance of OREO, exclusive of inventory from government insured mortgages, decreased $1 million to $15 million as of December 31, 2020, as acquired OREO from IBKC was offset by disposals during the year.
Table 21—Rollforward of OREO

(Dollars in millions)	2020	2019
Beginning balance, January 1	$16	$22
Acquired	9	—
Valuation adjustments	(1)	(1)
New foreclosed property	2	9
Disposals	(11)	(14)
Ending balance, December 31 (a)	$15	$16
(a)Excludes OREO and receivables related to government insured mortgages of $5 million and $10 million as of December 31, 2020 and 2019, respectively.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. In accordance with revised Interagency Guidance issued in 2020, FHN is not required to designate loans with deferrals granted in response to COVID-19 as past due because of such deferrals. If a borrower defers payment, this may result in no contractual payments being past due, and as such, loans would not be considered past due during the period of deferral, and as a result, are excluded from the table and discussion that follows. For additional information on borrower deferrals, see Lending Assistance for Borrowers in the Market Uncertainties and Prospective Trends section of this Report.
Loans in the portfolio that are 90 days or more past due and still accruing were $17 million on December 31, 2020, a decrease of $5 million compared to December 31, 2019. Loans 30 to 89 days past due increased $64 million from year-end 2019 to $100 million on December 31, 2020. The increase was driven by acquired loans, most notably in the CRE and consumer real estate portfolios.
Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the Federal banking regulators for loans classified as substandard. At year-end 2020, potential problem assets in the loan portfolio increased $371 million from December 31, 2019 and $20 million from September 30, 2020 to $718 million on December 31, 2020. The increase year-over-year in potential problem assets was due to acquired loans in 2020 and a net increase in classified commercial loans within the C&I portfolio. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

FIRST HORIZON CORPORATION	83	2020 FORM 10-K ANNUAL REPORT

Table 22—Accruing Delinquencies and Other Credit Disclosures

	December 31
(Dollars in millions)	2020	2019	2018
Loans past due 90 days or more and still accruing (a) (b):
Commercial:
Commercial, financial, and industrial	$—	$2	$2
Commercial real estate	—	—	2
Total commercial	—	2	4
Consumer:
Consumer real estate	16	18	27
Credit card & other	1	2	2
Total consumer	17	20	29
Total loans past due 90 days or more and still accruing (a) (b)	$17	$22	$33

Loans 30 to 89 days past due	$100	$36	$43
Loans 30 to 89 days past due - guaranteed portion (c)	—	—	—
Loans held-for-sale 30 to 89 days past due (b)	6	4	6
Loans held-for-sale 30 to 89 days past due - guaranteed portion (b) (c)	5	3	5
Loans held-for-sale 90 days past due (b)	12	6	7
Loans held-for-sale 90 days past due - guaranteed portion (b) (c)	10	6	7
Potential problem assets (d)	$718	$347	$317
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.
(d)Includes past due loans.

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
For loan modifications that were made during the year ended December 31, 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as a TDR, and has excluded loans with these qualifying modifications from designation as a TDR in the information and discussion that follows. See Note 1 - Significant Accounting Policies and Note 4 – Loans and Leases for further discussion regarding TDRs and loan modifications.
Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (LRRD) is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are being considered for impairment, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. While every circumstance is different, LRRD will generally use forbearance agreements (generally 6-12 months) as an element of commercial loan workouts, which might include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements.

FIRST HORIZON CORPORATION	84	2020 FORM 10-K ANNUAL REPORT

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
Consumer Loan Modifications
FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government but does generally structure modified consumer loans using the parameters of the former Home Affordable Modification Program. Generally, a majority of loans modified under any such proprietary programs are classified as TDRs.
Within the HELOC and RE installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2% per year until the original interest rate prior to modification is achieved. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate steps up 1 percent every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, clients are granted a rate reduction to 0% and term extensions for up to 5 years to pay off the remaining balance.
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
On December 31, 2020 and 2019, FHN had $307 million and $206 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $12 million and $20 million, or 4% and 10% of TDR balances, as of December 31, 2020 and 2019, respectively. Additionally, FHN had $42 million and $51 million of HFS loans classified as TDRs at year-end 2020 and 2019, respectively. Total held-to-maturity TDRs increased $101 million, with the increase attributable to the addition of IBKC TDRs in the current year, primarily in the commercial portfolio.

FIRST HORIZON CORPORATION	85	2020 FORM 10-K ANNUAL REPORT

The following table provides a summary of TDRs for the periods ended December 31, 2020 and 2019. In accordance with regulatory guidance, loans that were modified during the year ended December 31, 2020 whose modifications met criteria outlined in either the CARES Act or revised interagency statement were not accounted for as a TDR and have been excluded from the table below.
Table 23 —Troubled Debt Restructurings

(Dollars in millions)	As of December 31, 2020	As of December 31, 2019
Held to maturity:
Consumer real estate (a):
Current	$77	$105
Delinquent	2	5
Non-accrual (b)	61	52
Total consumer real estate	140	162
Credit card and other:
Current	1	1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	1	1
Commercial loans:
Current	82	10
Delinquent	—	—
Non-accrual	84	33
Total commercial loans	166	43
Total held to maturity	$307	$206
Held for sale:
Current	$36	$39
Delinquent	5	8
Non-accrual	1	4
Total held for sale	42	51
Total troubled debt restructurings	$349	$257
(a)In 2020, the permanent mortgage portfolio was combined into the consumer real estate portfolio. All prior periods have been revised for comparability.
(b)Balances as of December 31, 2020 and 2019, include $11 million and $13 million, respectively, of discharged bankruptcies.

FIRST HORIZON CORPORATION	86	2020 FORM 10-K ANNUAL REPORT

RISK MANAGEMENT

FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit which exposes FHN to business strategy and reputational, interest rate, liquidity, market, capital adequacy, operational, compliance, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise-wide risk governance structure and a statement of risk tolerance approved by the Board, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
FHN’s enterprise-wide risk governance structure begins with the Board. The Board, working with the Executive & Risk Committee of the Board, establishes FHN’s risk tolerance by approving policies and limits that provide standards for the nature and the level of risk FHN is willing to assume. The Board regularly receives reports on management’s performance against FHN’s risk tolerance primarily through the Board’s Executive & Risk and Audit Committees.
To further support the risk governance provided by the Board, FHN has established accountabilities, control processes, procedures, and a management governance structure designed to align risk management with risk-taking throughout FHN. The control procedures are aligned with FHN’s four components of risk governance: (1) Specific Risk Committees; (2) the Risk Management Organization; (3) Business Unit Risk Management; and (4) Independent Assurance Functions.

1.Specific Risk Committees: The Board has delegated authority to the Chief Executive Officer to manage Business Strategy and Reputation Risk, and the general business affairs of FHN under the Board’s oversight. The CEO utilizes the executive management team and the Management Risk Committee to carry out these duties and to analyze existing and emerging strategic and reputation risks and determines the appropriate course of action. The Management Risk Committee is comprised of the CEO and certain officers designated by the CEO. The Management Risk Committee is supported by a set of specific risk committees focused on unique risk types (e.g. liquidity, credit, operational, etc). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor FHN’s risk-taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.

2.The Risk Management Organization: FHN’s risk management organization, led by the Chief Risk Officer and Chief Credit Officer, provides objective oversight of risk-taking activities. The risk management organization translates FHN’s overall risk tolerance into approved limits and formal policies and is supported by corporate staff functions, including the Corporate Secretary, Legal, Finance, Human Resources, and Technology. Risk management also works with business units and functional experts to establish appropriate operating standards and monitor business practices in relation to those standards. Additionally, risk management proactively works with business units and senior management to focus management on key risks in FHN and emerging trends that may change FHN’s risk profile. The Chief Risk Officer has overall responsibility and accountability for enterprise risk management and aggregate risk reporting.

3.Business Unit Risk Management: FHN’s business units are responsible for identifying, acknowledging, quantifying, mitigating, and managing all risks arising within their respective units. They determine and execute their business strategies, which puts them closest to the changing nature of risks and they are best able to take the needed actions to manage and mitigate those risks. The business units are supported by the risk management organization that helps identify and consider risks when making business decisions. Management processes, structure, and policies are designed to help ensure compliance with laws and regulations as well as provide

FIRST HORIZON CORPORATION	87	2020 FORM 10-K ANNUAL REPORT

organizational clarity for authority, decision-making, and accountability. The risk governance structure supports and promotes the escalation of material items to executive management and the Board.

4.Independent Assurance Functions: Internal Audit, Credit Assurance Services, and Model Validation provide an independent and objective assessment of the design and execution of FHN’s internal control system, including management processes, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and employee actions are in compliance with FHN’s policies and applicable laws and regulations. Internal Audit and CAS report to the Chief Audit Executive, who is appointed by and reports to the Audit Committee of the Board. Internal Audit reports quarterly to the Audit Committee of the Board, while CAS reports quarterly to the Executive & Risk Committee of the Board. Model Validation reports to the Chief Risk Officer and reports annually to the Audit Committee of the Board.

MARKET RISK MANAGEMENT
Market risk is the risk that changes in market conditions will adversely impact the value of assets or liabilities, or otherwise negatively impact FHN’s earnings. Market risk is inherent in the financial instruments associated with FHN’s operations, primarily trading activities within FHN Financial, but also through non-trading activities which are primarily affected by interest rate risk that is managed by the ALCO within FHN.
FHN is exposed to market risk related to the trading securities inventory and loans held for sale maintained by FHN Financial in connection with its fixed income distribution activities. Various types of securities inventory positions are procured for distribution to clients by the sales staff. When these securities settle on a delayed basis, they are considered forward contracts. Refer to the "Determination of Fair Value - Trading securities and trading liabilities" section of Note 24 - Fair Value of Assets and Liabilities, which section is incorporated into this MD&A by this reference.
FHN’s market risk appetite is approved by the Executive & Risk Committee of the Board of Directors and executed through management policies and procedures of ALCO and the FHN Financial Risk Committee. These policies contain various market risk limits including, for example, VaR limits for the trading securities inventory, and individual position limits and sector limits for products with credit risk, among others. Risk measures are computed and reviewed on a daily basis to ensure compliance with market risk management policies.

Value-at-Risk and Stress Testing

VaR is a statistical risk measure used to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99 percent confidence level and 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for our trading securities portfolio.

FIRST HORIZON CORPORATION	88	2020 FORM 10-K ANNUAL REPORT

A summary of FHN's VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 24—VaR and SVaR Measures

	Year Ended December 31, 2020			As of December 31, 2020
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$7	$1	$2
SVaR	5	18	1	2
10-day
VaR	13	25	2	10
SVaR	18	43	6	10

	Year Ended December 31, 2019			As of December 31, 2019
(Dollars in millions)	Mean	High	Low
1-day
VaR	$1	$2	$1	$1
SVaR	6	10	3	5
10-day
VaR	3	7	1	2
SVaR	17	28	9	15
2020 VaR and SVaR increased due to extreme volatility as a result of economic uncertainty associated with the COVID-19 pandemic.
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 25—Schedule of Risks Included in VaR

	As of December 31, 2020		As of December 31, 2019
(Dollars in millions)	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$1	$4
Credit spread risk	2	6	—	1

The potential risk of loss reflected by FHN’s VaR measures assumes the trading securities inventory is static. Because FHN Financial procures fixed income securities for purposes of distribution to clients, its trading securities inventory turns over regularly. Additionally, FHNF traders actively manage the trading securities inventory continuously throughout each trading day. Accordingly, FHN’s trading securities inventory is highly dynamic, rather than static. As a result, it would be rare for FHNF to incur a negative revenue day in its fixed income activities of the level indicated by its VaR measurements.

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

FHN also performs stress tests on its trading securities portfolio to calculate the potential loss under various assumed market scenarios. Key assumed stresses used in those tests are:

Down 25 bps - assumes an instantaneous downward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Up 25 bps - assumes an instantaneous upward move in interest rates of 25 basis points at all points on the interest rate yield curve.

Curve flattening - assumes an instantaneous flattening of the interest rate yield curve through an

FIRST HORIZON CORPORATION	89	2020 FORM 10-K ANNUAL REPORT

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

Model Validation

Trading risk management personnel within FHN Financial have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. These model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

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

Net interest income and the value of equity are affected by changes in the level of market interest rates because of the differing repricing characteristics of assets and liabilities, the exercise of prepayment options held by loan clients, the early withdrawal options held by deposit clients, and changes in the basis between and changing shapes of the various yield curves used to price assets and liabilities. To isolate the repricing, basis, option, and yield curve components of overall interest rate risk, FHN employs Gap, Earnings at Risk, and Economic Value of Equity analyses generated by a balance sheet simulation model.

Net Interest Income Simulation Analysis
The information provided in this section, including the discussion regarding the outcomes of simulation analysis and rate shock analysis, is forward-looking. Actual results, if the assumed scenarios were to occur, could differ because of interest rate movements, the ability of management to execute its business plans, and other factors, including those presented in the Forward-Looking Statements section of this Report.

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
Based on a static balance sheet as of December 31, 2020, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of 2.0%, 3.8%, 7.5%, and 12.6%, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 1.0%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.1%. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 1.9% and 2.1%, assuming the absence of negative rates. These hypothetical scenarios are used to create a risk

FIRST HORIZON CORPORATION	90	2020 FORM 10-K ANNUAL REPORT

measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been, and likely will continue to be, impacted by the disruption from the COVID-19 pandemic and the low rate environment. The increase in the unemployment rate, client loan deferral requests, the impact of government assistance programs, and other developments have influenced net interest income results. FHN is monitoring current economic trends and potential exposures closely.
Fair Value Shock Analysis
Interest rate risk and the slope of the yield curve also affect the fair value of FHN's trading inventory that is reflected in noninterest income.
Generally, low or declining interest rates with a positively sloped yield curve tend to increase income through higher demand for fixed income products. Additionally, the fair value of FHN's trading inventory can fluctuate as a result of differences between current interest rates and the interest rates of fixed income securities in the trading inventory.
Derivatives
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) to manage the risk of loss arising from adverse changes in the fair value of certain financial instruments generally caused by changes in interest rates including FHN's securities inventory, certain term borrowings, and certain loans. Additionally, FHN may enter into derivative contracts in order to meet clients' needs. However, such derivative contracts are typically offset with a derivative contract entered into with an upstream counterparty in order to mitigate risk associated with changes in interest rates.
The simulation models and related hedging strategies discussed above exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 22 - Derivatives for additional discussion of these instruments.

CAPITAL RISK MANAGEMENT AND ADEQUACY

The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and Board policy, and to assure ready access to the capital markets. The Capital & Stress Testing Committee, chaired by the Senior Vice
President and Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, coordinates the annual enterprise-wide stress testing process, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital & Stress Testing Committee also recommends capital management policies, which are submitted for approval to ALCO and the Executive & Risk Committee and the Board as necessary.
OPERATIONAL RISK MANAGEMENT
Operational risk is the risk of loss from inadequate or failed internal processes, people, or systems or from external events including data or network security breaches of FHN or of third parties affecting FHN or its clients. This risk is inherent in all businesses. Operational risk is divided into the following risk areas, which have been established at the corporate level to address these risks across the entire organization:

•Business Continuity Planning
•Records Management
•Compliance/Legal
•Program Governance
•Fiduciary
•Financial Crimes (including Bank Secrecy Act, know your customer, security, and fraud)
•Financial (including disclosure controls and procedures)
•Information Technology (including cybersecurity)
•Vendor

Management, measurement, and reporting of operational risk are overseen by the Operational Risk, Fiduciary, Financial Governance, FHN Financial Risk, and Investment Rationalization Board Committees. Key representatives from the business segments, operating units, and supporting units are represented on these committees as appropriate. These governance committees manage the individual operational risk types across FHN by setting standards, monitoring activity, initiating actions, and reporting exposures and results. Key Committee activities and decisions are reported to the appropriate governance committee or included in the Enterprise Risk Report, a quarterly analysis of risk within the organization that is provided to the Executive and Risk Committee. Emphasis is dedicated to refinement of processes and tools to aid

FIRST HORIZON CORPORATION	91	2020 FORM 10-K ANNUAL REPORT

in measuring and managing material operational risks and providing for a culture of awareness and accountability.
COMPLIANCE RISK MANAGEMENT
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, self-regulatory organization standards, and codes of conduct applicable to FHN’s activities. Management, measurement, and reporting of compliance risk are overseen by the Operational Risk Committee. Key executives from the business segments, legal, risk management, and service functions are represented on the Committee. Summary reports of Committee activities and decisions are provided to the appropriate governance committees. Reports include the status of regulatory activities, internal compliance program initiatives, compliance testing results and evaluation of emerging compliance risk areas.

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
FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. The Credit Risk Management Committee is responsible for overseeing the management of existing and emerging credit risks in the company within the broad risk tolerances established by the Board. The CRMC reports through the Management Risk Committee. The Credit Risk Management function, led by the Chief Credit Officer, provides strategic and tactical credit leadership by maintaining policies, overseeing credit approval, assessing new credit products, strategies and processes, and managing portfolio composition and performance.
While the Credit Risk function oversees FHN’s credit risk management, there is significant coordination between the business lines and the Credit Risk function in order to manage FHN’s credit risk and maintain strong asset quality. The Credit Risk function recommends portfolio, industry/sector, and individual client limits to the Executive & Risk Committee of the
Board for approval. Adherence to these approved limits is vigorously monitored by Credit Risk which provides recommendations to slow or cease lending to the business lines as commitments near established lending limits. Credit Risk also ensures subject matter experts are providing oversight, support and credit approvals, particularly in the specialty lending areas where industry-specific knowledge is required. Management emphasizes general portfolio servicing such that emerging risks are able to be spotted early enough to correct potential deficiencies, prevent further credit deterioration, and mitigate credit losses.
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

LIQUIDITY RISK MANAGEMENT
ALCO is also responsible for liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy. The objective of the Liquidity Policy is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity

FIRST HORIZON CORPORATION	92	2020 FORM 10-K ANNUAL REPORT

Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry as a whole, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial client repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($14.7 billion was available at December 31, 2020), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provide inexpensive, predictable pricing. The FDIC insures these deposits to the extent authorized by law. Generally, these limits are $250 thousand per account owner for interest bearing and non-interest bearing accounts. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 97% on December 31, 2020 compared to 98% on December 31, 2019.
FHN may also use unsecured short-term borrowings as a source of liquidity. Federal funds purchased from correspondent bank clients are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings consists of securities sold under agreements to repurchase transactions accounted for as secured borrowings with business clients or broker dealer counterparties.
Both FHN and First Horizon Bank may access the debt markets in order to provide funding through the issuance of senior or subordinated unsecured debt subject to market conditions and compliance with applicable regulatory requirements. In May 2020, FHN issued $800 million of senior notes. In April 2020, First Horizon Bank issued $450 million of subordinated notes. These subordinated notes qualify as Tier 2 capital for First Horizon Bank as well as FHN, up to certain regulatory limits for minority interest capital instruments.
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing preferred equity, and (for FHN) by issuing common equity, subject to market conditions and compliance with applicable regulatory requirements. As of December 31, 2020, FHN had outstanding $470 million in non-cumulative perpetual preferred stock, which includes $145 million issued in May 2020. As of December 31, 2020, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recent completed years plus the current year to date. For any period, First Horizon Bank’s ‘retained net income’ generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $897 million as of January 1, 2021. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common stockholder, FHN, or to its preferred shareholders without prior regulatory approval. Additionally, a capital conservation buffer must be maintained (as described in the Capital section of this Report) to avoid restrictions on dividends.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $180 million in 2020 and $345 million in 2019. In January 2021, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $183 million. First Horizon Bank declared

FIRST HORIZON CORPORATION	93	2020 FORM 10-K ANNUAL REPORT

and paid preferred dividends in each quarter of 2020 and 2019 and declared preferred dividends in the first quarter of 2021 which are payable in April 2021.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and also availability of funds to FHN through a dividend from First Horizon Bank. FHN also must meet capital conservation buffer requirements to avoid restrictions on dividends. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $0.15 per common share on January 4, 2021. FHN paid cash dividends of $1,550 per Series A preferred share and $1,625 per Series E preferred share on January 11, 2021 and $331.25 per Series B preferred share and $165 per Series C preferred share on February 1, 2021. In addition, in January 2021, the Board approved cash dividends per share in the following amounts:

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	3/12/2021	4/1/2021
Preferred Stock
Series A	$1,550.00	3/26/2021	4/12/2021
Series C	$165.00	4/16/2021	5/3/2021
Series D	$305.00	4/16/2021	5/3/2021
Series E	$1,625.00	3/26/2021	4/12/2021
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
with certain derivative counterparties as discussed in Note 22 - Derivatives.

FIRST HORIZON CORPORATION	94	2020 FORM 10-K ANNUAL REPORT

The following table provides FHN’s most recent credit ratings:
Table 26 - Credit Ratings

	Moody's (a)	Fitch (b)
First Horizon Corporation
Overall credit rating: Long-term/Short-term/Outlook	Baa3/--/Stable	BBB/F2/Stable
Long-term senior debt	Baa3	BBB
Subordinated debt (c)	Baa3	BBB-
Junior subordinated debt (c)	Ba1	BB-
Preferred stock	Ba2	BB-
First Horizon Bank
Overall credit rating: Long-term/Short-term/Outlook	Baa3/P-2/Stable	BBB/F2/Stable
Long-term/short-term deposits	A3/P-2	BBB+/F2
Long-term/short-term senior debt	Baa3/P-2	BBB/F2
Subordinated debt	Baa3	BBB-
Preferred stock	Ba2	BB-
FT Real Estate Securities Company, Inc.
Preferred stock	Ba1
A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.
(a) Last change in ratings was on May 14, 2015; ratings/outlook affirmed on November 5, 2019.
(b) Last change in ratings was on May 6, 2020 and outlook was affirmed.
(c) Ratings are preliminary/implied.

REPURCHASE OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS, AND OTHER CONTRACTUAL OBLIGATIONS
Repurchase Accrual Methodology
Prior to September 2008, FHN originated loans through its pre-2009 mortgage business, primarily first lien home loans, with the intention of selling them. As discussed in Note 17 - Contingencies and Other Disclosures, FHN's principal remaining exposures for those activities relate to (i) indemnification claims by underwriters, loan purchasers, and other parties which assert that FHN-originated loans caused or contributed to losses which FHN is legally obliged to indemnify, and (ii) indemnification or other claims related to FHN's servicing of pre-2009 mortgage loans.
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

FIRST HORIZON CORPORATION	95	2020 FORM 10-K ANNUAL REPORT

recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability increased to $16 million on December 31, 2020 from $15 million on December 31, 2019.
Other Contractual Obligations
Pension obligations are funded by FHN to provide current and future benefits to participants in FHN’s noncontributory, defined benefit pension plan. On December 31, 2020, the annual measurement date, pension obligations (representing the present value of estimated future benefit payments), including obligations of the unfunded plans, were $893 million with $896 million of assets (measured at current fair value) in the qualified plan’s trust to fund the qualified plan’s obligations. The discount rate for 2020 of 2.63% for the qualified pension plan and 2.24% for the nonqualified supplemental executive retirement plan was determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to thirty years. The discount rates for the pension and nonqualified supplemental executive retirement plans are selected based on data specific to FHN’s plans and participant populations. See Note 18 - Pension, Savings, and Other Employee Benefits for additional information. As of December 31, 2020, the plan assets exceeded the projected benefit obligation and the accumulated benefit obligation for the qualified pension plan. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2020 and 2019 and made an insignificant contribution to the qualified pension plan in 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2021.
The nonqualified pension plans and other postretirement benefit plans, excluding the retiree medical plan, are unfunded. Benefit payments under the non-qualified plans were $5 million in 2020. FHN anticipates 2021 benefit payments to be $5 million.
FHN has various other financial obligations which may require future cash payments. The following table sets forth contractual obligations representing required and potential cash outflows as of December 31, 2020. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. In addition, FHN enters into commitments to extend credit to borrowers, including loan commitments, standby letters of credit, and commercial letters of credit.
These commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon and are not included in the table.
Table 27—Contractual Obligations as of December 31, 2020

	Payments due by period (a)
	Less than	1 year -	3 years -	After 5
(Dollars in millions)	1 year	< 3 years	< 5 years	years	Total
Contractual obligations:
Time deposit maturities (b) (c)	$3,952	$933	$153	$32	$5,070
Term borrowings (b) (d)	—	450	—	1,274	1,724
Annual rental commitments under noncancelable leases (b) (e)	52	93	78	257	480
Purchase obligations	153	132	53	13	351
Total contractual obligations	$4,157	$1,608	$284	$1,576	$7,625
(a)Excludes a $70 million liability for unrecognized tax benefits as the timing of payment cannot be reasonably estimated.
(b)Amounts do not include interest.
(c)See Note 9 - Deposits for further details.
(d)See Note 11 - Term Borrowings for further details.
(e)See Note 6 - Premises, Equipment and Leases for further details.

FIRST HORIZON CORPORATION	96	2020 FORM 10-K ANNUAL REPORT

MARKET UNCERTAINTIES AND PROSPECTIVE TRENDS
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, and the availability and administration of stimulus relief for the economy. Additional impacts include how the pandemic affects FHN’s clients, as well as political uncertainty, potential changes in federal policies and the potential impact to our clients, and FHN’s strategic initiatives.

The global COVID-19 pandemic has led to periods of significant volatility in financial commodities (including oil and gas) and other markets, and has adversely affected FHN’s and its clients' ability to conduct normal business, and could harm FHN’s business and future results of operations.
In March 2020, the Federal Reserve lowered short-term interest rates twice and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit. The effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates and the U.S. Congress enacted relief legislation which, among other things, was intended to provide emergency credit to businesses at risk for failure from government and public actions related to the COVID-19 pandemic, and to mitigate the severity of an economic recession. These changes in interest rates and the volatility in the market negatively impacted FHN’s net interest margin. Amortization of net processing fees related to government relief programs, including the Paycheck Protection Program, has offset a portion of the net interest margin decline.

The economic effects of the COVID-19 pandemic have significantly altered business in the U.S. and globally leading to partial or full business closures, individuals being furloughed or laid off, significant increases in unemployment, and workers being partially or wholly ordered to work from home. Disruption to FHN’s clients due to governmental and societal responses to COVID-19 have adversely affected FHN’s loan and deposit fee income, created downward loan migration and a corresponding increase in provision for credit losses. In addition, loan charge-offs may increase over time, especially if economic disruption related to the COVID-19 pandemic continues for an extended period of time. Furthermore, government programs under the CARES Act and other guidance intended to provide relief to clients through temporary modifications and deferrals, may in some instances mask or postpone reporting of credit problems and potential defaults. In these circumstances, current credit quality indicators may not be reflective of the underlying health of FHN's portfolios.

It is difficult to predict the impact of these still-changing circumstances on FHN's businesses in the future, although we expect the overall impact to be less in 2021 than in 2020. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on uncertain future developments, including new information which may emerge concerning the severity of new COVID strains, the effectiveness of vaccines on existing and new strains, and further actions governments may take to slow the spread of the virus, treat the ill, distribute the vaccines, and assist affected businesses.
FHN Response to the COVID-19 Pandemic

The pandemic has resulted in modest operational disruptions for FHN. Clients’ physical access to banking centers has been restricted off and on in many markets, and many non-client-facing associates have worked largely on a remote basis. FHN has also implemented additional sick time and child care assistance for associates.

FHN is actively monitoring the COVID-19 pandemic and its impact on clients and FHN’s credit quality. FHN continues to reach out to clients to discuss challenges and solutions, provide line draws and new extensions to existing clients, provide support for small businesses through the PPP (discussed in more detail below) and other stimulus programs, as well as provide lending and deposit assistance through deferrals and waived fees. Additionally, in certain sectors, FHN has reduced or stopped new lending.

Paycheck Protection Program

In 2020, Congress created the foundation for the PPP, under which qualifying businesses may receive loans from private lenders, such as FHN, that are fully guaranteed by the Small Business Administration. These loans potentially are partly or fully forgivable, depending upon the borrower’s use of the funds and maintenance of employment levels; to the extent forgiven, the borrower is relieved from payment, while the lender still is paid from the program. Congress revised the initial PPP multiple times during 2020 and created a second round of PPP lending with the Consolidated Appropriations Act, 2021 which was signed into law in December 2020. Lenders making PPP loans are paid a fee by the Small Business

FIRST HORIZON CORPORATION	97	2020 FORM 10-K ANNUAL REPORT

Administration. Gross lender fees range from 1% to 5% of the loan amount. Agents may be utilized to assist in the preparation of PPP applications, with the costs of the agent potentially being paid from the gross lender fee. Additionally, originating banks have certain internal costs of originating PPP loans.

At December 31, 2020, FHN had 32,510 PPP loans with an aggregate principal of $4.1 billion. For these loans, FHN anticipates being paid net lender fees of approximately $37 million in relation to the PPP loans held at year-end. FHN has decided to hold its PPP loans for investment. Therefore, the amount of SBA fees net of total direct origination costs are deferred as a discount to the recorded carrying value of the PPP loans. This discount is being amortized prospectively to interest income. SBA loan forgiveness payments are considered prepayments of the related loans. Under existing accounting principles, amortization of net origination fees can reflect expected prepayment activity if prepayments are determined to be probable and both the timing and volume can be reasonably estimated. Based on the current terms of the PPP loans, including the expected end of the payment deferral period, FHN estimates that substantially all of the prepayment-eligible portions of existing PPP loans will be prepaid by the end of 2021 as these loans are forgiven. These estimated prepayments result in a similar amount of the net fees being recognized in interest income.

Since PPP loans carry a full SBA guarantee, they do not have any credit risk and will not affect the amount of provision and ALLL recorded. FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.

Lending Assistance for Borrowers

Other client support initiatives include incremental lending assistance for borrowers through delayed payment programs and fee waivers. The following table provides the UPB of loans related to deferrals granted to FHN’s clients that have been processed through December 31, 2020.

(Dollars in millions)	As of December 31, 2020
Commercial:
Commercial and industrial	$104
Loans to mortgage companies	—
Commercial real estate	194
Total Commercial	$298
Consumer:
HELOC	$14
RE installment loans	202
Credit Card and Other	4
Total Consumer	$220
Total	$518
Commercial deferrals processed in our different lines of business were comprised primarily of professional commercial real estate (44% or $132 million), general commercial (40% or $119 million), and private client (12% or $36 million).
LIBOR Reform
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Inter-Bank Offered Rate (LIBOR), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, LIBOR as currently operated may not continue after 2021. FHN is not currently able to predict the impact that the transition from LIBOR will have on FHN; however, because FHN has instruments with floating rate terms based on LIBOR, FHN may experience increases in interest, dividends, and other costs relative to these instruments subsequent to 2021. Additionally, the transition from LIBOR could impact or change FHN’s hedge accounting practices. FHN has initiated efforts to 1) develop an inventory of affected loans, securities, and derivatives, 2) evaluate and assess modifications as needed to address loans outstanding at the time of LIBOR discontinuance, 3) obtain an understanding of the potential effects for applicable securities and derivatives, 4) assess revisions to systems, processes, and pricing needed to implement alternative reference rates, and (5) update fallback language for all new loans that reference LIBOR. In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides several optional expedients and exceptions to ease the potential burden in accounting for reference rate reform. The scope of ASU 2020-04 was expanded with the January 2021 issuance of ASU 2021-01, "Scope". Refer to the Accounting Changes Issued but Not Currently Effective section of Note 1 - Significant Accounting Policies for additional information.
Additionally, the IRS has released guidance that is intended to facilitate the transition of existing

FIRST HORIZON CORPORATION	98	2020 FORM 10-K ANNUAL REPORT

contracts from LIBOR to new reference rates without triggering modification accounting or taxable exchange treatment for those contracts. This guidance specifies what must be met in order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Allowance for Loan and Lease Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb expected credit losses in the loan and lease portfolio. Management performs periodic and systematic detailed reviews of its loan and lease portfolio to identify trends and to assess the overall collectability of the portfolio. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan and lease losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions, (3) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms, (4) it requires estimation of a reasonable and supportable forecast period for credit losses for loan portfolio segments before reversion to historical loss levels over the remaining life of a loan and (5) expected future recoveries of amounts previously charged off must be estimated. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s estimated life. The ALLL is increased by the provision for loan and lease losses and recoveries and is decreased by charged-off loans and leases. Principal loan amounts are charged off against the ALLL in the period in which the loan or any portion of the loan is deemed to be uncollectible. A management committee comprised of representatives from Risk Management, Finance, Credit, and Treasury performs a quarterly review of the assumptions used in FHN’s ALLL analytical models, makes qualitative assessments of the loan and lease portfolio, and determines if qualitative adjustments should be recommended to be added to the modeled results. On a quarterly basis, as a part of Enterprise Risk reporting and discussion, management addresses the credit reserve adequacy and credit losses with the Executive and Risk Committee of FHN’s Board of Directors.
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
See Note 1 - Significant Accounting Policies and Note 5 - Allowance for Credit Losses for detail regarding FHN’s processes, models, and methodology for determining the ALLL.

Business Combinations

Pursuant to applicable accounting guidance FHN generally recognizes assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values as of the acquisition date, with the related transaction costs expensed in the period incurred. Specified items such as net investment in leases as lessor, acquired operating lease assets and liabilities as lessee, employee benefit plans and income-tax related balances are recognized in accordance with accounting guidance that results in measurements that may differ from fair value. Determining the fair

FIRST HORIZON CORPORATION	99	2020 FORM 10-K ANNUAL REPORT

value of assets acquired, including identified intangible assets, and liabilities assumed follows the fair value hierarchy described in Note 24 – Fair Value of Assets & Liabilities. This often involves estimates based on internal or third-party valuations which include appraisals, discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, credit risk, multiples of earnings or other relevant factors. The determination of fair value may require management to make point-in-time estimates about discount rates, future expected cash flows, market conditions and other future events that can be volatile in nature and challenging to assess. While FHN uses the best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement.The credit allowance for PCD assets is recognized within business combination accounting. The credit allowance for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated credit losses for acquired loans and leases are determined using methodologies that are described in Note 1 - Significant Accounting Policies.

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
Income Taxes
FHN is subject to the income tax laws of the U.S. and the states and jurisdictions in which it operates. FHN accounts for income taxes in accordance with ASC 740, "Income Taxes". Significant judgments and estimates are required in the determination of the consolidated income tax expense. FHN income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid.
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

See also Note 15 - Income Taxes for additional information.

FIRST HORIZON CORPORATION	100	2020 FORM 10-K ANNUAL REPORT

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
See Note 17 - Contingencies and Other Disclosures for additional information.
ACCOUNTING CHANGES WITH EXTENDED TRANSITION PERIODS
Refer to Note 1 – Significant Accounting Policies for a detail of accounting standards that have been issued but are not currently effective, which section is incorporated into this MD&A by this reference.

FIRST HORIZON CORPORATION	101	2020 FORM 10-K ANNUAL REPORT

NON-GAAP INFORMATION
Certain measures are included in the narrative and tables in this MD&A that are “non-GAAP”, meaning they are not presented in accordance with U.S. GAAP and also are not codified in U.S. banking regulations currently applicable to FHN. Although other entities may use calculation methods that differ from those used by FHN for non-GAAP measures, FHN’s management believes such measures are relevant to understanding the capital position or financial results of FHN. Non-GAAP measures are reported to FHN’s management and Board of Directors through various internal reports.
Presentation of regulatory measures, even those which are not GAAP, provide a meaningful base for comparability to other financial institutions subject to the same regulations as FHN, as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Although not GAAP terms, these regulatory measures are not considered “non-GAAP” under U.S. financial reporting rules as long as their presentation conforms to regulatory standards. Regulatory measures used in this MD&A include: common equity tier 1 capital, generally defined as common equity less goodwill, other intangibles, and certain other required regulatory deductions; tier 1 capital, generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk based capital regulations; and risk-weighted assets, which is a measure of total on- and off-balance sheet assets adjusted for credit and market risk, used to determine regulatory capital ratios.
The non-GAAP measures presented in this filing are return on average tangible common equity, tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets.
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 28—Non-GAAP to GAAP Reconciliation

(Dollars in millions; shares in thousands)	2020	2019	2018
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$1,662	$1,210	$1,220
Plus: Noninterest income (GAAP)	1,492	654	723
Total Revenues (GAAP)	3,154	1,864	1,943
Less: Noninterest expense (GAAP)	1,718	1,233	1,221
Pre-provision Net Revenue (Non-GAAP)	$1,436	$631	$722

Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$8,307	$5,076	$4,785
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	470	96	96
(B) Total common equity	7,542	4,685	4,394
Less: Goodwill and other intangible assets (GAAP) (b)	1,865	1,563	1,588
(C) Tangible common equity (Non-GAAP)	5,677	3,122	2,806
Less: Unrealized gains (losses) on AFS securities, net of tax	108	31	(76)
(D) Adjusted tangible common equity (Non-GAAP)	$5,569	$3,091	$2,882

Tangible Assets (Non-GAAP)
(E) Total assets (GAAP)	$84,209	$43,311	$40,832
Less: Goodwill and other intangible assets (GAAP) (b)	1,865	1,563	1,588
(F) Tangible assets (Non-GAAP)	$82,344	$41,748	$39,244

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$6,609	$4,920	$4,617
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	297	96	96
(G) Total average common equity	6,017	4,529	4,226
Less: Average goodwill and other intangible assets (GAAP) (b)	1,696	1,575	1,570

FIRST HORIZON CORPORATION	102	2020 FORM 10-K ANNUAL REPORT

(H) Average tangible common equity (Non-GAAP)	$4,321	$2,954	$2,656

Net Income Available to Common Shareholders
(I) Net income available to common shareholders	$822	$435	$539

Risk Weighted Assets
(J) Risk weighted assets (c)	$63,140	$37,046	$33,003

Period-end shares outstanding
(K) Period-end shares outstanding	555,031	311,469	318,573

Ratios
(A)/(E) Total period-end equity to period-end assets (GAAP)	9.86%	11.72%	11.72%

(C)/(F) Tangible common equity to tangible assets (Non-GAAP)	6.89	7.48	7.15

(D)/(J) Adjusted tangible common equity to risk weighted assets (Non-GAAP)	8.82	8.34	8.73

(I)/(G) Return on average common equity (GAAP)	13.66	9.60	12.75

(I)/(H) Return on average tangible common equity (Non-GAAP)	19.03	14.72	20.28

(B)/(K) Book value per common share (GAAP)	$13.59	$15.04	$13.79

(C)/(K) Tangible book value per common share (Non-GAAP)	$10.23	$10.02	$8.81
(a)Included in Total equity on the Consolidated Balance Sheets.
(b)Includes Goodwill and other intangible assets, net of amortization.
(c)Defined by and calculated in conformity with bank regulations applicable to FHN.

FIRST HORIZON CORPORATION	103	2020 FORM 10-K ANNUAL REPORT

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is incorporated herein by reference to: 2020 MD&A (Item 7); and to Note 22-Derivatives and Note 23-Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions of 2020 Financial Statements (Item 8), which appear, respectively, on pages 202-209 and 210-211 of 2020
Financial Statements (Item 8). Within 2020 MD&A, these sections are especially pertinent to this Item 7A: Market Risk Management and Interest Rate Risk Management appearing, respectively, on pages 88-90 and 90-91 of this report.

FIRST HORIZON CORPORATION	104	2020 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements, related notes, and certain reports and other information required by this Item is presented following this page.

FIRST HORIZON CORPORATION	105	2020 FORM 10-K ANNUAL REPORT

REPORT OF MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management at First Horizon Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. First Horizon Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of First Horizon Corporation’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that First Horizon Corporation maintained effective internal control over financial reporting as of December 31, 2020.

On July 1, 2020, First Horizon Corporation (FHN) and IBERIABANK Corporation (IBKC) closed their merger of equals transaction. See Note 2 – Acquisitions and Divestitures of our consolidated financial statements for additional information. IBKC represented approximately 33% of our consolidated total assets as of December 31, 2020 and approximately 18% of our consolidated total revenues for the year then ended. As permitted by the Securities and Exchange Commission, management has elected to exclude IBKC from its assessment of internal control over financial reporting as of December 31, 2020.

KPMG LLP, the independent registered public accounting firm that audited FHN’s financial statements, issued an audit report on FHN’s internal control over financial reporting. That report appears on the following page.

FIRST HORIZON CORPORATION	106	2020 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Horizon Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired IBERIABANK Corporation during the year ended December 31, 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, IBERIABANK Corporation’s internal control over financial reporting associated with approximately 33% of total assets and approximately 18% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of IBERIABANK Corporation.

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

FIRST HORIZON CORPORATION	107	2020 FORM 10-K ANNUAL REPORT

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Memphis, Tennessee
February 25, 2021

FIRST HORIZON CORPORATION	108	2020 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Horizon Corporation and subsidiaries' (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASC 326 and allowance for loan losses for loans collectively evaluated for impairment
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for loan

FIRST HORIZON CORPORATION	109	2020 FORM 10-K ANNUAL REPORT

losses as of January 1, 2020 was $107 million, a portion of which related to the allowance for loan losses evaluated on a collective basis (the January 1, 2020 collective ALLL). As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses was $963 million, of which a portion related to the allowance for loan losses at December 31, 2020 (the December 31, 2020 collective ALLL). The January 1, 2020 collective ALLL and the December 31, 2020 collective ALLL (both, the collective ALLL) include the measure of expected loan losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ALLL using a current expected loan losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. The expected loan losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure as default (EAD) on an undiscounted basis. The Company uses models to develop the PD and LGD, which incorporate a single macroeconomic forecast over a four year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining life of the loans. The Company uses prepayment models which project prepayments over the life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, the Company segments the portfolio into pools, incorporating loan grades for commercial loans. The Company uses qualitative adjustments to adjust historical loss information in situations where current loan characteristics differ from those in the historical loss information and for recent changes in economic conditions, macroeconomic forecasts and other factors.
We identified the assessment of the collective ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALLL methodology, including the methods and models used to estimate (1) the PD, LGD, and prepayments and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the historical observation period, and loan grades for commercial loans, and (2) the qualitative adjustments, and their significant assumptions, including the identification and evaluation of model and data limitations and the assessment of stressed loan portfolios that are most exposed to the effects of the COVID-19 pandemic. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD and prepayment models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALLL estimates, including controls over the:

•development of the collective ALLL methodology

•development of the PD, LGD, and prepayment models

•performance monitoring of the PD, LGD and prepayment models for the December 31, 2020 collective ALLL

•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models

•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments

•analysis of the collective ALLL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ALLL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ALLL methodology for compliance with U.S. generally accepted accounting principles

FIRST HORIZON CORPORATION	110	2020 FORM 10-K ANNUAL REPORT

•evaluating judgments made by the Company relative to the development and performance testing of the PD, LGD, and prepayment models by comparing to relevant Company specific metrics and trends and the applicable industry and regulatory practices

•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting model documentation to determine whether the models are suitable for their intended use

•evaluating the selection of the economic forecast scenario by comparing to the Company’s business environment and relevant industry practices

•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing to the specific portfolio risk characteristics and trends

•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•testing individual credit risk ratings for a selection of commercial loan borrower relationships by evaluating the financial performance of the borrower, sources of repayment, underlying collateral, and relevant guarantees

•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ALLL compared with relevant credit risk factors and consistency with credit trends and identified limitations of underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ALLL by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practice

•potential bias in the accounting estimates.

Assessment of the allowance for loan losses for loans evaluated on a collective basis acquired in the acquisition of IBERIABANK Corporation

As discussed in Notes 2 and 5 to the consolidated financial statements, on July 1, 2020, First Horizon Corporation closed on a merger of equals with IBERIABANK Corporation (IBKC). The Company’s allowance for loan losses for acquired loans evaluated on a collective basis was $431 million, a substantial portion of which related to IBKC at July 1, 2020 (the July 1, 2020 IBKC collective ALLL). As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses was $963 million, a portion of which related to the allowance for loan losses for IBKC loans evaluated on a collective basis at December 31, 2020 (the December 31, 2020 IBKC collective ALLL). The July 1, 2020 IBKC collective ALLL and December 31, 2020 IBKC collective ALLL (both, the IBKC collective ALLL) includes the measure of expected loan losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimates the IBKC collective ALLL using a current expected loans losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. The expected loan losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure as default (EAD) on an undiscounted basis. The Company uses models to develop the PD and LGD, which incorporate a single macroeconomic forecast over a four year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining life of the loans. The Company uses prepayment models which project prepayments over the life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, the Company segments the portfolio into pools, incorporating loan grades for C&I and CRE construction loans. The Company uses qualitative adjustments to adjust historical

FIRST HORIZON CORPORATION	111	2020 FORM 10-K ANNUAL REPORT

loss information in situations where current loan characteristics differ from those in the historical loss information and for recent changes in economic conditions, macroeconomic forecasts and other factors.

We identified the assessment of the IBKC collective ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the IBKC collective ALLL methodology, including the methods and models used to estimate (1) the PD, LGD, and prepayments and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the historical observation period, and loan grades for C&I and CRE construction loans, and (2) the qualitative adjustments, and their significant assumptions, including the identification and evaluation of model and data limitations and the assessment of stressed loan portfolios that are most exposed to the effects of the COVID-19 pandemic. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s measurement of the IBKC collective ALLL estimates, including controls over the:

•development of the IBKC collective ALLL methodology

•development of the PD, LGD, and prepayment models

•performance monitoring of the PD, LGD and prepayment models for the December 31, 2020 IBKC collective ALLL

•identification and determination of the significant assumptions used in the PD, LGD, and prepayment models

•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments

•analysis of the IBKC collective ALLL results, trends, and ratios.

In addition, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the July 1, 2020 IBKC collective ALLL, including controls over the appropriateness of risk ratings and the evaluation of the methodology and assumptions used in the estimation of the July 1, 2020 IBKC collective ALLL, including the development of qualitative adjustments and analysis of results.

We evaluated the Company’s process to develop the IBKC collective ALLL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s IBKC collective ALLL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the development and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting model documentation to determine whether the models are suitable for their intended use

•evaluating the selection of the economic forecast scenario by comparing to the Company’s business environment and relevant industry practices

FIRST HORIZON CORPORATION	112	2020 FORM 10-K ANNUAL REPORT

•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing to the specific portfolio risk characteristics and trends

•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•testing individual credit risk ratings for a selection of C&I and CRE construction loan borrower relationships by evaluating the financial performance of the borrower, sources of repayment, underlying collateral, and relevant guarantees

•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the IBKC collective ALLL compared with relevant credit risk factors and consistency with credit trends and identified limitations of underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the IBKC collective ALLL by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practice

•potential bias in the accounting estimates.

Valuation of acquired loans and the core deposit intangible in the acquisition of IBERIABANK Corporation
As discussed in Note 2 and 7 to the consolidated financial statements, on July 1, 2020, First Horizon Corporation (the Company) closed on a merger of equals transaction with IBERIABANK Corporation (the Merger). The assets acquired and liabilities assumed are generally required to be measured at fair value at the date of acquisition under the purchase method of accounting. The Company acquired loans and leases with a fair value of $26 billion and established a core deposit intangible (CDI) asset with a fair value of $207 million. The fair value of acquired loans and leases is based on a discounted cash flow methodology that projected principal and interest payments using key assumptions of market implied credit losses (probability of default, loss given default), discount rate, and prepayment rate. The fair value of the CDI asset is based on an income approach methodology whereby projected net cash flow benefits are derived from estimating costs to carry deposits compared to alternative funding costs, and includes key assumptions related to discount rates, interest costs, deposit attrition rates, alternative costs of funds, and net maintenance costs.
We identified the valuation of acquired loans and leases and the CDI asset in the Merger as a critical audit matter. These fair value measurements involved a high degree of measurement uncertainty and subjectivity, which required specialized skills and knowledge to evaluate. Specifically, the assessment of these fair value measurements encompassed the evaluation of the methodologies used to measure the fair value of acquired loans and leases and the CDI asset, including the key assumptions and the inputs used to develop the key assumptions. In addition, auditor judgment was required to evaluate the sufficiency of the audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal control related to the Company’s valuation of acquired loans and leases and the CDI asset, including controls over:

•development of the fair value methodologies

•identification and determination of the key assumptions

•assessment of the overall valuation.

We evaluated the Company’s process to develop the valuation of acquired loans and leases and the CDI asset by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in:

FIRST HORIZON CORPORATION	113	2020 FORM 10-K ANNUAL REPORT

•evaluating the overall fair value methodology used by the Company to estimate the fair value for certain acquired loans and leases and the CDI asset for compliance with U.S. generally accepted accounting principles

•developing independent ranges of fair value for certain acquired loans and leases, including the development of independent assumptions utilizing market data for implied credit loss, discount rate and prepayment rate assumptions

•assessing the Company’s estimate of fair value for certain acquired loans and leases by comparing it to the independently developed ranges

•developing an independent range of fair value for the CDI asset, including 1) evaluating deposit attrition rates, by calculating deposit attrition rates using the Company’s account closure data and comparing them to publicly available deposit attrition data 2) deriving net maintenance costs, alternative cost of funds and interest costs from publicly available data and 3) developing an independent assumption for the discount rate, utilizing market data

•assessing the Company’s estimate of the fair value for the CDI asset by comparing it to the independently developed range.

We also assessed the sufficiency of the audit evidence obtained related to the valuation of acquired loans and the CDI asset by evaluating the:

•cumulative results of the audit procedures

•qualitative aspects of the Company’s accounting practice

•potential bias in the accounting estimates.

We have served as the Company’s auditor since 2002.

Memphis, Tennessee
February 25, 2021

FIRST HORIZON CORPORATION	114	2020 FORM 10-K ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in millions, except per share amounts)	2020	2019
Assets
Cash and due from banks	$1,203	$634
Interest-bearing deposits with banks	8,351	482
Federal funds sold and securities purchased under agreements to resell	445	633
Trading securities	1,176	1,346
Securities available for sale at fair value	8,047	4,445
Loans held for sale (including $405 and $14 at fair value, respectively)	1,022	594
Loans and leases (including $16 and $— at fair value, respectively)	58,232	31,061
Allowance for loan and lease losses	(963)	(200)
Net loans and leases	57,269	30,861
Premises and equipment	759	455
Goodwill	1,511	1,433
Other intangible assets	354	131
Other assets	4,072	2,297
Total assets	$84,209	$43,311

Liabilities
Noninterest-bearing deposits	$22,173	$8,429
Interest-bearing deposits	47,809	24,001
Total deposits	69,982	32,430
Trading liabilities	353	506
Short-term borrowings	2,198	3,518
Term borrowings	1,670	791
Other liabilities	1,699	990
Total liabilities	75,902	38,235

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,250 and 1,000 shares, respectively	470	96
Common stock, $0.625 par value; authorized 700,000,000 and 400,000,000 shares, respectively; issued 555,030,652 and 311,469,056 shares, respectively	347	195
Capital surplus	5,074	2,931
Retained earnings	2,261	1,798
Accumulated other comprehensive loss, net	(140)	(239)
FHN shareholders' equity	8,012	4,781
Noncontrolling interest	295	295
Total equity	8,307	5,076
Total liabilities and equity	$84,209	$43,311
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	115	2020 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
(Dollars in millions, except per share data; shares in thousands)	2020	2019	2018
Interest income
Interest and fees on loans and leases	$1,722	$1,394	$1,286
Interest and fees on loans held for sale	30	31	45
Interest on securities available for sale	104	120	130
Interest on trading securities	35	47	59
Interest on other earning assets	7	32	26
Total interest income	1,898	1,624	1,546
Interest expense
Interest on deposits	152	307	217
Interest on trading liabilities	6	13	19
Interest on short-term borrowings	14	41	37
Interest on term borrowings	64	53	53
Total interest expense	236	414	326
Net interest income	1,662	1,210	1,220
Provision for credit losses	503	45	8
Net interest income after provision for credit losses	1,159	1,165	1,212
Noninterest income
Fixed income	423	279	168
Deposit transactions and cash management	148	132	133
Mortgage banking and title income	129	10	11
Brokerage, management fees and commissions	66	55	55
Trust services and investment management	39	30	30
Bankcard income	37	28	29
Securities gains (losses), net	(6)	—	213
Purchase accounting gain	533	—	—
Other income	123	120	84
Total noninterest income	1,492	654	723
Noninterest expense
Personnel expense	1,033	695	658
Net occupancy expense	116	80	85
Computer software	85	61	61
Legal and professional fees	84	72	57
Operations services	56	46	56
Contributions	41	11	1
Equipment expense	42	34	39
Amortization of intangible assets	40	25	26
Communications and delivery	31	25	30
Advertising and public relations	18	34	25
Other expense	172	150	183
Total noninterest expense	1,718	1,233	1,221
Income before income taxes	933	586	714
Income tax expense	76	134	157
Net income	$857	$452	$557

FIRST HORIZON CORPORATION	116	2020 FORM 10-K ANNUAL REPORT

Net income attributable to noncontrolling interest	12	11	12
Net income attributable to controlling interest	$845	$441	$545
Preferred stock dividends	23	6	6
Net income available to common shareholders	$822	$435	$539
Basic earnings per share	$1.90	$1.39	$1.66
Diluted earnings per share	$1.89	$1.38	$1.65
Weighted average common shares	432,125	313,637	324,375
Diluted average common shares	433,954	315,657	327,445
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	117	2020 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in millions)	2020	2019	2018
Net income	$857	$452	$557
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	77	107	(49)
Net unrealized gains (losses) on cash flow hedges	9	15	(4)
Net unrealized gains (losses) on pension and other postretirement plans	13	15	—
Other comprehensive income (loss)	99	137	(53)
Comprehensive income	956	589	504
Comprehensive income attributable to noncontrolling interest	12	11	12
Comprehensive income attributable to controlling interest	$944	$578	$492
Income tax expense (benefit) of items included in Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$25	$35	$(16)
Net unrealized gains (losses) on cash flow hedges	3	5	(1)
Net unrealized gains (losses) on pension and other postretirement plans	3	5	—
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	118	2020 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Sock
(Dollars in millions, except per share data, shares in thousands)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2017	1,000	$96	326,736	$204	$3,148	$1,103	$(265)	$295	$4,581
Adjustment to reflect adoption of ASU 2018-02	—	—	—	—	—	58	(58)	—	—
Beginning balance, as adjusted	1,000	96	326,736	204	3,148	1,161	(323)	295	4,581
Net income	—	—	—	—	—	545	—	12	557
Other comprehensive income (loss)	—	—	—	—	—	—	(53)	—	(53)
Comprehensive income (loss)	—	—	—	—	—	545	(53)	12	504
Cash dividends declared:
Preferred stock ($6,200 per share)	—	—	—	—	—	(6)	—	—	(6)
Common stock $.48 per share)	—	—	—	—	—	(158)	—	—	(158)
Common stock repurchased (b)	—	—	(6,708)	(4)	(101)	—	—	—	(105)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	926	1	4	—	—	—	5
Acquisition equity adjustment	—	—	(2,374)	(1)	(45)	—	—	—	(46)
Stock-based compensation expense	—	—	—	—	23	—	—	—	23
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(12)	(12)
Other	—	—	(7)	—	—	—	—	—	—
Balance, December 31, 2018	1,000	96	318,573	200	3,029	1,542	(376)	295	4,786
Adjustment to reflect adoption of ASU 2016-02	—	—	—	—	—	(1)	—	—	(1)
Beginning balance, as adjusted	1,000	96	318,573	200	3,029	1,541	(376)	295	4,785
Net income	—	—	—	—	—	441	—	11	452
Other comprehensive income (loss)	—	—	—	—	—	—	137	—	137
Comprehensive income (loss)	—	—	—	—	—	441	137	11	589
Cash dividends declared:
Preferred stock ($6,200 per share)	—	—	—	—	—	(6)	—	—	(6)
Common stock ($.56 per share)	—	—	—	—	—	(178)	—	—	(178)
Common stock repurchased (b)	—	—	(9,100)	(6)	(128)	—	—	—	(134)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,996	1	8	—	—	—	9
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2019	1,000	96	311,469	195	2,931	1,798	(239)	295	5,076
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96)	—	—	(96)
Beginning balance, as adjusted	1,000	96	311,469	195	2,931	1,702	(239)	295	4,980
Net income	—	—	—	—	—	845	—	12	857
Other comprehensive income (loss)	—	—	—	—	—	—	99	—	99
Comprehensive income (loss)	—	—	—	—	—	845	99	12	956
Cash dividends declared:
Preferred stock	—	—	—	—	—	(23)	—	—	(23)
Common stock ($.60 per share)	—	—	—	—	—	(263)	—	—	(263)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	144	—	—	—	—	—	—	144
Common stock repurchased (b)	—	—	(426)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,726	—	7	—	—	—	7
Issued in business combination (c)	23,750	230	243,015	152	2,115	—	—	—	2,497
Stock-based compensation expense	—	—	—	—	32	—	—	—	32
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(12)	(12)
Other (d)	—	—	(753)	—	(7)	—	—	—	(7)
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
See accompanying notes to consolidated financial statements.
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

FIRST HORIZON CORPORATION	119	2020 FORM 10-K ANNUAL REPORT

(b)2020, 2019, and 2018 include $4 million, $130 million, and $99 million, respectively, repurchased under share repurchase programs.
(c)See Note 2- Acquisitions and Divestitures for additional information.
(d)Represents shares canceled in connection with the resolution of remaining CBF dissenters' appraisal process and to cover taxes on the IBKC equity compensation grants that automatically vested as part of the merger.

FIRST HORIZON CORPORATION	120	2020 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2020	2019	2018
Operating Activities
Net income	$857	$452	$557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	503	45	8
Deferred income tax expense (benefit)	(18)	14	104
Depreciation and amortization of premises and equipment	52	44	47
Amortization of intangible assets	40	25	26
Net other amortization and accretion	(30)	(3)	(14)
Net (increase) decrease in derivatives	(223)	(134)	42
Purchase accounting gain	(533)	—	—
Stock-based compensation expense	32	22	23
Securities (gains) losses, net	6	—	(213)
Net (gains) losses on sale/disposal of fixed assets	8	22	(1)
(Gain) loss on BOLI	(5)	(5)	(4)
Loans held for sale:
Purchases and originations	(4,710)	(2,075)	(2,345)
Gross proceeds from settlements and sales	2,907	818	919
(Gain) loss due to fair value adjustments and other	(81)	(7)	20
Other operating activities, net	1,367	1,612	1,065
Total adjustments	(685)	378	(323)
Net cash provided by (used in) operating activities	172	830	234
Investing Activities
Proceeds from sales of securities available for sale	629	192	21
Proceeds from maturities of securities available for sale	4,099	800	676
Purchases of securities available for sale	(4,740)	(630)	(473)
Proceeds from sales of premises and equipment	12	20	30
Purchases of premises and equipment	(58)	(49)	(48)
Proceeds from sales and pay down of loans classified as held to maturity	—	20	50
Proceeds from BOLI	12	14	13
Net (increase) decrease in loans and leases	(819)	(3,570)	105
Net (increase) decrease in interest-bearing deposits with banks	(6,187)	795	(92)
Cash (paid) received for acquisitions, net	2,071	—	(46)
Other investing activities, net	14	18	244
Net cash provided by (used in) investing activities	(4,967)	(2,390)	480
Financing Activities
Common stock:
Stock options exercised	7	9	5
Cash dividends paid	(222)	(171)	(139)
Repurchase of shares (a)	(4)	(134)	(105)
Cancellation of common shares	(7)	—	—
Preferred stock issuance	144	—	—
Cash dividends paid - preferred stock - noncontrolling interest	(12)	(11)	(12)
Cash dividends paid - preferred stock	(17)	(6)	(6)
Net increase (decrease) in deposits	7,143	(253)	2,093
Net increase (decrease) in short-term borrowings	(1,529)	2,384	(2,549)
Proceeds from issuance of term borrowings	1,249	—	—
Payments/maturities on term borrowings	(1,570)	(406)	(69)
Increases (decreases) in restricted and secured term borrowings	(6)	10	21
Net cash provided by (used in) financing activities	5,176	1,422	(761)

FIRST HORIZON CORPORATION	121	2020 FORM 10-K ANNUAL REPORT

Net increase (decrease) in cash and cash equivalents	381	(138)	(47)
Cash and cash equivalents at beginning of period	1,267	1,405	1,452
Cash and cash equivalents at end of period	$1,648	$1,267	$1,405
Supplemental Disclosures
Total interest paid	$261	$411	$308
Total taxes paid	105	71	43
Total taxes refunded	36	28	48
Transfer from loans to OREO	2	9	12
Transfer from loans HFS to trading securities	1,742	1,321	1,389
Transfer from loans to loans HFS	9	31	—
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

(a)2019 and 2018 include $130 million and $99 million, respectively, repurchased under share repurchase programs.

FIRST HORIZON CORPORATION	122	2020 FORM 10-K ANNUAL REPORT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Basis of Accounting. The consolidated financial statements of FHN, including its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. This preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on information available as of the date of the financial statements and could differ from actual results.

Merger with IBERIABANK Corporation. On July 1, 2020, FHN and IBERIABANK Corporation closed their merger of equals transaction. Historical periods prior to the closing of the merger only reflect results of legacy FHN operations. Subsequent to closing, results reflect all post-merger activity. Refer to Note 2 – Acquisitions and Divestitures for additional information regarding the transaction.

Reclassification. In connection with the IBKC merger, certain captions in the Consolidated Balance Sheets and Consolidated Statements of Income, loan categories, and business activities within the segments were realigned. Amounts reported in prior periods' consolidated financial statements, which represent FHN's pre-merger financial results, have been reclassified to conform to the current presentation.

Principles of Consolidation. The consolidated financial statements include the accounts of FHN and other entities in which it has a controlling financial interest. Variable Interest Entities for which FHN or a subsidiary has been determined to be the primary beneficiary are also consolidated. Affiliates for which FHN is not considered the primary beneficiary and in which FHN does not have a controlling financial interest are accounted for by the equity method. These investments are included in other assets, and FHN’s proportionate share of income or loss is included in noninterest income. All significant intercompany transactions and balances have been eliminated.
Business Combinations. FHN accounts for acquisitions meeting the definition of a business combination in accordance with ASC 805, "Business Combinations," which requires acquired assets and liabilities (other than tax, certain benefit plan balances, and certain lease-related assets and liabilities) to be recorded at fair value. Business combinations are included in the financial statements from the respective dates of acquisition. Acquisition related costs are expensed as incurred.
Revenues. Revenue is recognized when the performance obligations under the terms of a contract with a client are satisfied in an amount that reflects the consideration FHN expects to be entitled. FHN derives a significant portion of its revenues from fee-based services. Noninterest income from transaction-based fees is generally recognized immediately upon completion of the transaction. Noninterest income from service-based fees is generally recognized over the period in which FHN provides the service. Any services performed over time generally require that FHN render services each period and therefore FHN measures progress in completing these services based upon the passage of time and recognizes revenue as invoiced.

Following is a discussion of FHN's key revenues within the scope of ASC 606, "Revenue from Contracts with Customers", except as noted.

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

Mortgage banking and title income. As a result of the IBKC merger on July 1, 2020, mortgage banking and title income has become a more significant revenue source. Mortgage banking and title income includes mortgage servicing income, title income, mortgage loan originations and sales, derivative settlements, as well as any changes in fair value recorded on mortgage loans and derivatives. Mortgage banking income from 1) sale of loans, 2) settlement of derivatives, 3) changes in fair value of loans, derivatives and servicing rights and 4) servicing of loans are not within the scope of revenue from contracts with customers. Title income is earned when FHN fulfills its performance obligation at the point in time when the services are completed.

Deposit Transactions and Cash Management. Deposit transactions and cash management activities include fees for services related to consumer and

FIRST HORIZON CORPORATION	123	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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

Bankcard Income. Bankcard income includes credit interchange and network revenues and various card-related fees. Interchange income is recognized concurrently with the delivery of services on a daily basis. Card-related fees such as late fees, currency conversion, and cash advance fees are loan-related and excluded from the scope of ASC 606.

Contract Balances. As of December 31, 2020, accounts receivable related to products and services on non-interest income were $10 million. For the year ended December 31, 2020, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2020. Credit risk is assessed on these accounts receivable each reporting period and the amount of estimated uncollectible receivables is not material.

Transaction Price Allocated to Remaining Performance Obligations. For the year ended December 31, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.

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

In periods subsequent to 2019, the evaluation of credit risk for HTM debt securities mirrors the process described below for loans held for investment. AFS debt securities are reviewed for potential credit impairment at the individual security level. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads. Credit losses for AFS debt securities are generally recognized through establishment of an allowance for credit losses that cannot exceed the amount by which amortized cost exceeds fair value. Charge-offs are recorded as reductions of the security’s amortized cost and the credit allowance. Subsequent improvements in estimated credit losses result in reduction of the credit allowance, but not beyond zero. However, if FHN has the intent to sell or if it is more-likely-than-not that it will be compelled to sell a security with an unrecognized loss, the difference between the security's carrying value and fair value is

FIRST HORIZON CORPORATION	124	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

recognized through earnings and a new amortized cost basis is established for the security (i.e., no allowance for credit losses is recognized).

FHN has elected to exclude accrued interest receivable from the fair value and amortized cost basis on AFS debt securities when assessing whether these securities have experienced credit impairment. Additionally, FHN has elected to not measure an allowance for credit losses on AIR for AFS debt securities based on its policy to write off uncollectible interest in a timely manner, which generally occurs when delinquency reaches no more than 90 days for all security types. Any such write offs are recognized as a reduction of interest income. AIR for AFS debt securities is included within Other assets in the Consolidated Balance Sheet.

In periods prior to 2020, both AFS and HTM securities were reviewed quarterly for possible other-than-temporary impairment. The review included an analysis of the facts and circumstances of each individual investment such as the degree of loss, the length of time the fair value had been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and FHN’s intent and ability to hold the security.

Declines in value judged to be OTTI based on FHN’s analysis of the facts and circumstances related to an individual investment, including securities that FHN had the intent to sell, were determined by the specific identification method. For HTM debt securities, OTTI recognized was typically credit-related and was reported in noninterest income. For impaired AFS debt securities that FHN did not intend to sell and was not required to sell prior to recovery but for which credit losses existed, the OTTI recognized was allocated between the total impairment related to credit losses which was reported in noninterest income, and the impairment related to all other factors which was excluded from earnings and reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Statements of Comprehensive Income.

Equity Investment Securities. Equity securities are classified in Other assets. Banks organized under state law may apply to be members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank. Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed. FRB and FHLB stock are recorded at cost and are subject to impairment reviews. FHN's subsidiary, First Horizon Bank, was a state member bank throughout 2020.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. FHN purchases short-term securities under agreements to resell which are accounted for as collateralized financings except where FHN does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. All of FHN’s securities purchased under agreements to resell are recognized as collateralized financings. Securities delivered under these transactions are delivered to either the dealer custody account at the FRB or to the applicable counterparty. Securities sold under agreements to repurchase are offered to cash management clients as an automated, collateralized investment account. Securities sold under agreements to repurchase are also used by the consumer/commercial bank to obtain favorable borrowing rates on its purchased funds. All of FHN's securities sold under agreements to repurchase are secured borrowings.
Collateral is valued daily and FHN may require counterparties to deposit additional securities or cash as collateral, or FHN may return cash or securities previously pledged by counterparties, or FHN may be required to post additional securities or cash as collateral, based on the contractual requirements for these transactions.
FHN’s fixed income business utilizes securities borrowing arrangements as part of its trading

FIRST HORIZON CORPORATION	125	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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
Securities purchased under agreements to resell and securities borrowing arrangements are evaluated for credit risk each reporting period. As presented in Note 23 - Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, these agreements are collateralized by the related securities and collateral maintenance provisions with counterparties, including replenishment and adjustment on a transaction specific basis. This collateral includes both the securities collateral for each transaction as well as offsetting securities sold under agreements to repurchase with the same counterparty. Given the history of no credit losses and collateralized nature of these transactions, no credit loss has been recognized.
Loans Held for Sale. Loans originated or purchased for which management lacks the intent to hold are included in loans held for sale in the Consolidated Balance Sheets. FHN generally accounts for loans held for sale at the lower of amortized cost or market value, with an exception for certain mortgage loans held for sale and repurchased loans that are not governmentally insured which are carried under the fair value option of reporting.
On July 1, 2020 as part of the IBKC merger, FHN obtained operations that generate two types of loans held for sale:
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
As a result of the IBKC merger, FHN obtained equipment financing leases to commercial clients, which are primarily classified as direct financing and sales-type leases. Equipment financing leases are reported at the net lease investment, which represents the sum of minimum lease payments over the lease term and the estimated residual value, less unearned interest income. Interest income is accrued as earned over the term of the lease based on the net investment in leases. Fees incurred to originate the lease are deferred and recognized as an adjustment of the yield on the lease.
FHN also obtained a small amount of loans held for investment in the IBKC merger which are accounted for at elected fair value. See Note 24 - Fair Value of Assets and Liabilities for further discussion of these loans.
FHN has elected to exclude accrued interest receivable from the amortized cost basis on its held-for-investment loan portfolio. FHN has also elected to not measure an allowance for credit losses on AIR for loans held for investment based on its policy to write off uncollectible interest in a timely manner, which occurs when a loan is placed on nonaccrual status. Such write-offs are recognized as a reduction of interest income. AIR for held-for-investment loans is included within Other assets in the Consolidated Balance Sheets.
FHN has continued to accrue interest on loans for which payment deferrals have been extended to borrowers affected by the COVID-19 pandemic. Deferrals are typically made in increments of three or six months. Cumulative deferrals of six months or longer are beyond FHN's normal write-off practices for accrued interest. Therefore, these interest deferrals do not qualify for FHN's election to not recognize a credit loss allowance for accrued interest. Accordingly, FHN has estimated credit losses for COVID-19 interest deferrals which is included within AIR in Other assets in the Consolidated Balance Sheets.
Nonaccrual and Past Due Loans. Generally, loans are placed on nonaccrual status if it becomes evident

FIRST HORIZON CORPORATION	126	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments, but there are other borrower-specific issues.
•The accrual status policy for commercial TDRs follows the same internal policies and procedures as other commercial portfolio loans.
•Residential real estate secured loans discharged in bankruptcy that have not been reaffirmed by the borrower (“discharged bankruptcies”) are placed on nonaccrual regardless of delinquency status and are reported as TDRs.
•Current second lien residential real estate loans that are junior to first liens are placed on nonaccrual status if the first lien is 90 or more days past due, is a bankruptcy, or is a troubled debt restructuring.
•Consumer real estate (HELOC and residential real estate installment loans), if not already on nonaccrual per above situations, are placed on nonaccrual if the loan is 30 or more days delinquent at the time of modification and is also determined to be a TDR.
•Government guaranteed/insured residential mortgage loans remain on accrual (even if the loan falls into one of the above categories) because the collection of principal and interest is reasonably assured.
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
Charge-offs. For all commercial and consumer loan portfolio segments, all losses of principal are charged to the ALLL in the period in which the loan is deemed to be uncollectible.
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
For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the ALLL recorded at acquisition is immediately charged off if required by FHN’s existing charge off policy. Additionally, FHN is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ALLL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet FHN’s charge-off policy on the date of acquisition. Charge-

FIRST HORIZON CORPORATION	127	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

offs against the allowance related to such acquired PCD loans do not result in an income statement impact.
Purchased Credit-Deteriorated Loans. Subsequent to 2019, at the time of acquisition FHN evaluates all acquired loans to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans can be identified on either an 1) individual or 2) pooled basis when the loans share similar risk characteristics. FHN evaluates various absolute factors to assist in the identification of PCD loans, including criteria such as, existing PCD status, risk rating of special mention or lower, nonaccrual or impaired status, identification of prior TDRs, and delinquency status. FHN also utilizes relative factors to identify PCD loans such as commercial loan grade migration, expansion of borrower credit spreads, declines in external risk ratings and changes in consumer loan characteristics (e.g., FICO decline or LTV increase). In addition, factors reflective of broad economic considerations are also considered in identifying PCD loans. These include industry, collateral type, and geographic location for the borrower’s operations. Internal factors for origination of new loans that are similar to the acquired loans are also evaluated to assess loans for PCD status, including increases in required yields, necessity of borrowers’ providing additional collateral and/or guarantees and changes in acceptable loan duration. Other indicators may also be used to evaluate loans for PCD status depending on borrower-specific communications and actions, such public statements, initiation of loan modification discussions and obtaining emergency funding from alternate sources.

Upon acquisition, the expected credit losses are allocated to the purchase price of individual PCD loans to determine each individual asset's amortized cost basis, typically resulting in a reduction of the discount that is accreted prospectively to interest income. At the acquisition date and prospectively, only the unpaid principal balance is incorporated within the estimation of expected credit losses for PCD loans. Otherwise, the process for estimation of expected credit losses is consistent with that discussed below. As discussed below FHN applies undiscounted cash flow methodologies for the estimation of expected credit losses, which results in the calculated amount of credit losses at acquisition that is added to the amortized cost basis of the related PCD loans to exceed the discounted value of estimated credit losses included in the loan valuation.

For PCD loans where all or a portion of the loan balance has been previously written-off, or would be subject to write-off under FHN’s charge-off policy, the initial ALLL included as part of the grossed-up loan balance at acquisition was immediately written-off, resulting in a zero period-end allowance balance and no impact on the ALLL rollforward.

Purchased Credit-Impaired Loans. Prior to 2020, ASC 310-30 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” established guidance for acquired loans that exhibited deterioration of credit quality between origination and the time of acquisition and for which the timely collection of the interest and principal was not reasonably assured. PCI loans were initially recorded at fair value which was estimated by discounting expected cash flows at acquisition date. The expected cash flows included all contractually expected amounts (including interest) and incorporated an estimate for future expected credit losses, pre-payment assumptions, and yield requirement for a market participant, among other things. To the extent possible, certain PCI loans were aggregated into pools with composite interest rate and cash flows expected to be collected for the pool. Aggregation into loan pools was based upon common risk characteristics that include similar credit risk or risk ratings, and one or more predominant risk characteristics. Each PCI pool was accounted for as a single unit.

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
FHN did not report PCI loans as nonperforming loans due to the accretion of interest income. Additionally, PCI loans that had been pooled and subsequently modified were not reported as troubled debt restructurings since the pool was the unit of measurement.

Subsequent to 2019, PCI loans have transitioned to purchased-credit-deteriorated status and are accounted for as discussed above.

FIRST HORIZON CORPORATION	128	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

Allowance for Credit Losses. The nature of the process by which FHN determines the appropriate ACL requires the exercise of considerable judgment. See Note 5 - Allowance for Credit Losses for a discussion of FHN’s ACL methodology and a description of the models utilized in the estimation process for the commercial and consumer loan portfolios. The discussion herein reflects periods before and after the implementation of a change in credit loss estimation processes that was effective January 1, 2020.
Future adjustments to the ACL may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates or, if required by regulators, based upon information at the time of their examinations or upon future regulatory guidance. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
Subsequent to 2019
Management's estimate of expected credit losses in the loan and lease portfolio is recorded in the ALLL and the reserve for unfunded lending commitments, collectively the ACL. The ACL is maintained at a level that management determines is sufficient to absorb current expected credit losses in the loan and lease portfolio and unfunded lending commitments. Management uses analytical models to estimate expected credit losses in the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The models are carefully reviewed to identify trends that may not be captured in the modeled loss estimates. Management uses qualitative adjustments for those items not reflected in the modeled loss information such as recent changes from the macroeconomic forecasts utilized in model calculations, results of additional stressed modeling scenarios, observed and/or expected changes affecting borrowers in specific industries or geographic areas, exposure to large lending relationships and expected recoveries of prior charge offs. Qualitative adjustments are also used to accommodate for the imprecision of certain assumptions and uncertainties inherent in the model calculations as well as to align certain differences in models used by acquired loan portfolios to the policies described herein. Loans accounted for at elected fair value are excluded from CECL measurements.

The ALLL is increased by the provision for loan and lease losses and is decreased by loan charge-offs. The ALLL is determined in accordance with ASC 326-20 "Financial Instruments - Credit Losses". Credit
loss estimation is based on the amortized cost of loans, which includes the following:

1.Unpaid principal balance for originated assets or acquisition price for purchased assets
2.Accrued interest (see elections discussed previously)
3.Accretion or amortization of premium, discount, and net deferred fees or costs
4.Collection of cash
5.Charge-offs
Premiums, discounts and net deferred origination costs/fees affect the calculated amount of expected credit losses but they are not considered when determining the amount of expected credit losses that are recorded.
Under CECL, a loan must be pooled when it shares similar risk characteristics with other loans. Loans that do not share similar risk characteristics are evaluated individually. Expected credit loss is estimated for the remaining life of loan(s), which is limited to the remaining contractual term(s), adjusted for prepayment estimates, which are included as separate inputs into modeled loss estimates. Renewals and extensions are not anticipated unless they are included in existing loan documentation and are not unconditionally cancellable by the lender. However, losses are estimated over the estimated remaining life of reasonably expected TDRs which can extend beyond the current remaining contractual term.

Management has developed multiple current expected credit losses models which segment the loan and lease portfolio by borrower type and loan or lease type to estimate expected lifetime expected credit losses for loans and leases that share similar risk characteristics. Estimates of expected credit losses incorporate consideration of available information that is relevant to assessing the collectability of future cash flows. This includes internal and external information relating to past events, current conditions and reasonable and supportable forecasts of future conditions. FHN utilizes internal and external historical loss information, as applicable, for all available historical periods as the initial point for estimating expected credit losses. Given the duration of historical information available, FHN considers its internal loss history to fully incorporate the effects of prior credit cycles. The historical loss information may be adjusted in situations where current loan characteristics (e.g., underwriting criteria) differ from those in existence at the time the historical losses occurred. Historical loss information is also adjusted for differences in economic conditions, macroeconomic forecasts and other factors

FIRST HORIZON CORPORATION	129	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

management considers relevant over a period extending beyond the measurement date which is considered reasonable and supportable.
FHN generally measures expected credit losses using undiscounted cash flow methodologies. Credit enhancements (e.g., guarantors) that are not freestanding are considered in the estimation of uncollectible cash flows. Estimation of expected credit losses for loan agreements involving collateral maintenance provisions include consideration of the value of the collateral and replenishment requirements, with the maximum loss limited to the difference between the amortized cost of the loan and the fair value of the collateral. Expected credit losses for loans for which foreclosure is probable are measured at the fair value of collateral, less estimated costs to sell when disposition through sale is anticipated. Additionally, for borrowers experiencing financial difficulty certain loans are valued at the fair value of collateral when repayment is expected to be provided substantially through the operation of the collateral. The fair value of the collateral is reduced for estimated costs to sell when repayment is expected through sale of the collateral. Expected credit losses for TDRs are measured in accordance with ASC 310-40, which generally requires a discounted cash flow methodology, whereby the loans are measured based on the present value of expected future payments discounted at the loan’s original effective interest rate.
Expected recoveries of previously charged-off amounts are also included as a qualitative adjustment in the estimation of expected credit losses, which reduces the amount of the allowance recognized. Estimates of recoveries on previously charged-off assets included in the allowance for loan losses do not exceed the aggregate of amounts previously written off and expected to be written off for an individual loan or pool.
Since CECL requires the estimation of credit losses for the entire expected life of loans, loss estimates are highly sensitive to changes in macroeconomic forecasts, especially when those forecasts change dramatically in short time periods. Additionally, under CECL credit loss estimates are more likely to increase rapidly in periods of loan growth.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable by FHN. The measurement of expected credit losses for unfunded commitments mirrors that of loans with the additional estimate of future draw rates (timing and amount).The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in Other liabilities on the Consolidated Balance Sheets and established through a charge to the provision for credit losses.
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

FIRST HORIZON CORPORATION	130	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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
Premises and Equipment. Premises and equipment are carried at cost less accumulated depreciation and amortization and include additions that materially extend the useful lives of existing premises and equipment. All other maintenance and repair expenditures are expensed as incurred. Premises and equipment held for sale are generally valued at appraised values which reference recent disposition values for similar property types but also consider marketability discounts for vacant properties. The valuations of premises and equipment held for sale are reduced by estimated costs to sell. Impairments, and any subsequent recoveries, are recorded in noninterest expense. Gains and losses on dispositions are reflected in noninterest income and expense, respectively.
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
Other Real Estate Owned. Real estate acquired by foreclosure or other real estate-owned consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated costs to sell the real estate. At the time acquired, and in conjunction with the transfer from loans to OREO, there is a charge-off against the ALLL if the estimated fair value less costs to sell is less than the loan’s cost basis. Subsequent declines in fair value and gains or losses on dispositions, if any, are charged to other expense on the Consolidated Statements of Income. Properties acquired by foreclosure in compliance with HUD servicing guidelines prior to January 1, 2015, are included in OREO and are carried at the estimated amount of the underlying government insurance or guarantee.
Required developmental costs associated with acquired property under construction are capitalized and included in determining the estimated net realizable value of the property, which is reviewed periodically, and any write-downs are charged against current earnings.
Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over net assets of acquired businesses less identifiable intangible assets. On an annual basis, or more frequently if necessary, FHN assesses goodwill for impairment. Other intangible assets primarily represent client lists and relationships, acquired contracts, covenants not to compete and premium on purchased deposits, which are amortized over their estimated useful lives. Intangible assets related to acquired deposit bases are primarily amortized over 10 years using an accelerated method. Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. Other intangibles also include smaller amounts of non-amortizing intangibles for title plant and state banking licenses.
Servicing Rights. FHN recognizes the rights to service mortgage and other loans as separate assets, which are recorded in other assets in the Consolidated Balance Sheets, when purchased or when servicing is contractually separated from the underlying loans by sale with servicing rights retained. For loan sales with servicing retained, a servicing right, generally an asset, is recorded at fair value at the time of sale for the right to service the loans sold. All servicing rights are identified by class and amortized over the remaining life of the loan with periodic reviews for impairment.
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

FIRST HORIZON CORPORATION	131	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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
Derivative Financial Instruments. FHN accounts for derivative financial instruments in accordance with ASC 815 which requires recognition of all derivative instruments on the balance sheet as either an asset or liability measured at fair value through adjustments to either accumulated other comprehensive income within shareholders’ equity or current earnings. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. FHN has elected to present its derivative assets and liabilities gross on the Consolidated Balance Sheets. Amounts of collateral posted or received have not been netted with the related derivatives unless the collateral amounts are considered legal settlements of the related derivative positions. See Note 22 - Derivatives for discussion on netting of derivatives.
FHN prepares written hedge documentation, identifying the risk management objective and designating the derivative instrument as a fair value hedge or cash flow hedge as applicable, or as a free-standing derivative instrument entered into as an economic hedge or to meet clients’ needs. All transactions designated as ASC 815 hedges must be assessed at inception and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair value or cash flows of the hedged item. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. For fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of effectiveness is recorded to the same financial statement line item (e.g., interest expense) used to present the earnings effect of the hedged item. For cash flow hedges, the entire fair value change of the hedging instrument that is included in the assessment of hedge effectiveness is initially recorded in other comprehensive income and later recycled into earnings as the hedged transaction(s) affect net income with the income statement effects recorded in the same financial statement line item used to present the earnings effect of the hedged item (e.g., interest income). For free-standing derivative instruments, changes in fair values are recognized currently in earnings. See Note 22 - Derivatives for additional information.
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

FIRST HORIZON CORPORATION	132	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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
Lease assets are recognized in Other assets and lease liabilities are recognized in Other liabilities in the Consolidated Balance Sheets. Since substantially all of its leasing arrangements relate to real estate, FHN records lease expense, and any related sublease income, within Occupancy expense in the Consolidated Statements of Income.
Lessor. As a lessor, FHN also evaluates its lease arrangements to determine whether a finance lease or an operating lease exists and utilizes the rate implicit in the lease arrangement as the discount rate to calculate the present value of future cash flows. Depending upon the terms of the individual agreements, finance leases represent either sales-type or direct financing leases, both of which require de-recognition of the asset being leased with offsetting recognition of a lease receivable that is evaluated for impairment similar to loans. Other than equipment lease entered into as part of commercial lease financing arrangements, all of FHN's lessor arrangements are considered operating leases.
Lease income for operating leases is recognized over the life of the lease, generally on a straight line basis. Lease incentives and initial direct costs are capitalized and amortized over the estimated life of the lease. Lease income is not significant for any reporting periods and is classified as a reduction of Occupancy expense in the Consolidated Statements of Income.
Investment Tax Credit. In conjunction with the IBKC merger, FHN has elected to utilize the deferral method for acquired investments that generate investment tax credits. This includes both solar and historic tax credit investments. Under this approach the investment tax credits are recorded as an offset to the related investment on the balance sheet. Credit amounts are recognized in earnings over the life of the investment within the same income or expense accounts as used for the investment.
Advertising and Public Relations. Advertising and public relations costs are generally expensed as incurred.
Income Taxes. FHN accounts for income taxes using the asset and liability method pursuant to ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, FHN’s deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts and the corresponding tax basis of certain assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
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

FIRST HORIZON CORPORATION	133	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

make an adjustment to the valuation allowance, which would reduce income tax expense.
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
Earnings per Share. Earnings per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per share in net income periods is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the potential dilutive common shares resulting from performance shares and units, restricted shares and units, and options granted under FHN’s equity compensation plans and deferred compensation arrangements had been issued. FHN utilizes the treasury stock method in this calculation. Diluted earnings per share does not reflect an adjustment for potentially dilutive shares in periods in which a net loss available to common shareholders exists.
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

FIRST HORIZON CORPORATION	134	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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

Business Combinations

Assets and liabilities acquired in business combinations are generally recognized at their fair values as of the acquisition date, with the related transaction costs expensed in the period incurred. Specified items such as net investment in leases as lessor, acquired operating lease assets and liabilities as lessee, employee benefit plans and income-tax related balances are recognized in accordance with accounting guidance that results in measurements that may differ from fair value. FHN may record provisional amounts at the time of acquisition based on available information. The provisional valuation estimates may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Adjustments recorded during the measurement period are recognized in the current reporting period.

The excess of purchase price over the valuation of specifically identified assets and liabilities is recorded as goodwill. In certain circumstances the net values of assets and liabilities acquired may exceed the purchase price, which is recognized within non-interest income as a purchase accounting gain.

Summary of Accounting Changes.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which revises the measurement and recognition of credit losses for assets measured at amortized cost (e.g., HTM loans and debt securities) and AFS debt securities. Under ASU 2016-13, for assets measured at amortized cost, the current expected credit loss (CECL) is measured as the difference between amortized cost and the net amount expected to be collected. This represents a departure from prior GAAP as the “incurred loss” methodology for recognizing credit losses delayed recognition until it was probable a loss had been incurred. Under CECL the full amount of expected credit losses will be recognized at the time of loan origination. The measurement of current expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Additionally, current disclosures of credit quality indicators in relation to the amortized cost of financing receivables are further disaggregated by year of origination. ASU 2016-13 leaves the methodology for measuring credit losses on AFS debt securities largely unchanged,with the maximum credit loss representing the difference between amortized cost and fair value. However, such credit losses are recognized through an allowance for credit losses, which permits recovery of previously recognized credit losses if circumstances change.

ASU 2016-13 also revises the recognition of credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since

FIRST HORIZON CORPORATION	135	2020 FORM 10-K ANNUAL REPORT

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

ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. FHN’s most significant implementation activities included review of loan portfolio segments and classes, identification and evaluation of collateral dependent loans and loans secured by collateral replenishment arrangements, selection of measurement methodologies and related model development, data accumulation and verification, development of loan life estimates, identification of reasonable and supportable forecast periods, selection of time lines and methods for reversion to unadjusted historical information, multiple preliminary analysis including parallel runs against existing loan loss estimation processes, and design and evaluation of internal controls over the new estimation processes. FHN utilizes undiscounted cash flow methods for loans except for troubled debt restructurings, which require use of discounted cash flow methodologies.

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

(Dollars in millions)	January 1, 2020
Loans and leases (a)	$3
Allowance for loan and lease losses	(107)
Other assets (deferred taxes)	32
Total assets	$(72)

Other liabilities (unfunded commitments)	$24
Retained earnings	(96)
Total liabilities and equity	$(72)
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

FIRST HORIZON CORPORATION	136	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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

FIRST HORIZON CORPORATION	137	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

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

On March 22, 2020, The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Consumer Financial Protection Bureau issued guidance that interprets, but does not suspend, ASC 310-40 related to the identification of TDRs. Also on that day, the FASB issued a statement indicating that the Interagency Guidance had been developed in consultation with the staff of the FASB who concurred with the approach. The Interagency Guidance indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either 1) short-term (e.g., six months) modifications are made in response to the economic effects of the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or 2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty. Consistent with this perspective, financial institutions are generally not expected to designate loans with deferrals granted due to COVID-19 as past due or nonaccrual because of a deferral.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides relief from certain requirements under U.S. GAAP. Section 4013 of the CARES Act provides entities optional temporary relief from the accounting and disclosure requirements for
TDRs under ASC 310-40 in certain situations. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if 1) the borrower was not more than 30 days past due as of December 31, 2019, and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The CARES provisions apply to loan modifications relating to COVID-19 that are made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the national emergency related to COVID-19 ends.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. The CAA extends the CARES Act TDR relief provisions to apply to modifications executed between March 1, 2020 and the earlier of (1) 60 days following the date the COVID-19 national emergency comes to an end and (2) January 1, 2022.

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

FIRST HORIZON CORPORATION	138	2020 FORM 10-K ANNUAL REPORT

Note 1 – Financial Information (Continued)

Accounting Changes With Extended Transition Periods

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides several optional expedients and exceptions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The provisions of ASU 2020-04 primarily affect 1) contract modifications (e.g., loans, leases, debt, and derivatives) made in anticipation that a reference rate (e.g., LIBOR) will be discontinued and 2) the application of hedge accounting for existing relationships affected by those modifications. The provisions of ASU 2020-04 are effective upon release and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. FHN has been identifying contracts affected by reference rate reform and developing modification plans for those contracts. As described below FHN has elected to utilize the optional expedients and exceptions provided by ASU 2020-04 for certain contract modifications made in 2020. FHN anticipates that it will continue to utilize the expedients and exceptions in situations where they mitigate potential accounting outcomes that do not faithfully represent management's intent or risk management activities which is consistent with the purpose of the standard.

In January 2021, the FASB issued ASU 2021-01, "Scope" to expand the scope of ASU 2020-04 to apply to certain contract modifications that were implemented in October 2020 by derivative clearinghouses for the use of Secure Overnight Funding Rate (SOFR) in discounting, margining and price alignment for centrally cleared derivatives, including derivatives utilized in hedging relationships. ASU 2021-01 also applies to derivative contracts affected by the change in discounting convention regardless of whether they are centrally cleared (i.e., bi-lateral contracts can also be modified) and regardless of whether they reference LIBOR. ASU 2021-01 was effective immediately upon issuance with retroactive application permitted. FHN elected to retroactively apply the provisions of ASU 2021-01 because its centrally cleared derivatives were affected by the change in discounting convention and because it has other bi-lateral derivative contracts that may be modified to conform to the use of SOFR for discounting. Adoption did not have a significant effect on FHN's reporting financial condition or earnings.

FIRST HORIZON CORPORATION	139	2020 FORM 10-K ANNUAL REPORT

Note 2 – Acquisitions and Divestitures
On July 1, 2020, FHN and IBERIABANK Corporation closed their merger of equals transaction. FHN issued approximately 243 million shares of FHN common stock, plus three new series of preferred stock (Series B, Series C, and Series D) in a transaction valued at $2.5 billion. At the time of closing, IBKC operated 319 offices in 12 states, mostly in the southern U.S.

The merger of equals transaction has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed are generally presented at their fair values as of the merger date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

The following schedule details a preliminary allocation of merger consideration to the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed from IBKC as of July 1, 2020.

(Dollars in millions)	IBERIABANK Corporation
Assets:
Cash and due from banks	$395
Interest-bearing deposits with banks	1,683
Securities available for sale at fair value	3,544
Loans held for sale	320
Loans and leases (a)	25,921
Allowance for loan and lease losses	(284)
Other intangible assets	240
Premises and equipment	311
OREO	9
Other assets	1,153
Total assets acquired	$33,292
Liabilities:
Deposits	$28,232
Short-term borrowings	209
Term borrowings	1,200
Other liabilities	616
Total liabilities assumed	$30,257
Net assets acquired	$3,035
Consideration paid:
Consideration for outstanding common stock	$2,243
Consideration for equity awards	28
Consideration for preferred stock	231
Total consideration paid	$2,502
Preliminary purchase accounting gain	$(533)
(a)     Includes $1.3 billion of initial net investments in sales-type and direct financing leases.

In relation to the merger of equals, FHN recorded a preliminary $533 million purchase accounting gain, representing the shortfall of the purchase price under the acquisition accounting value of net assets acquired, net of deferred taxes. The preliminary purchase accounting gain is not taxable. Due to the fact that back office functions (including loan and deposit processing) still have not been integrated, the evaluation of post-merger activity, and the extended information gathering and management review processes required to properly record acquired assets and liabilities, FHN considers its valuations of IBKC's loans and leases, other assets, tax receivables and payables, other liabilities and acquired contingencies to be provisional as management continues to identify and assess information regarding the nature of these assets and liabilities and reviews the associated valuation

FIRST HORIZON CORPORATION	140	2020 FORM 10-K ANNUAL REPORT

Note 2 – Acquisitions and Divestitures (Continued)
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
Intangible assets: Core deposit intangible asset represents the value of the relationships with deposit clients. The fair value for the core deposit intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected client attrition rates, net maintenance cost of the deposit base, alternative costs of funds, and the interest costs associated with the client deposits. The core deposit intangible asset is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Client relationship intangibles are valued using a discounted cash flow methodology that reflects the estimated value of the future net earnings from the relationships which includes adjustments for estimated attrition.
Loans Held for Sale: The valuation of loans held for sale, primarily conforming mortgages, reflected quotes or bids on these loans directly from the purchasing financial institutions.
Allowance for Loan and Lease Losses: As discussed in Note 1, the adoption of ASU 2016-13 impacted the way in which the allowance for credit losses is determined for acquired loans. Prior to the IBKC merger, on January 1, 2020, IBKC also adopted ASU 2016-13 through the development of multiple current expected credit loss models (ECL Models) which segmented IBKC’s loan and lease portfolio by borrower and loan type to estimate lifetime expected credit losses for loans and leases. Within each ECL Model, loans and leases were further segregated based on additional risk characteristics specific to that loan or lease type and the ECL Models used both internal and external historical loss data, as appropriate.

While there were significant similarities in the manner of adoption of ASU 2016-13 by legacy FHN and legacy IBKC, numerous steps were taken to align the IBKC process to ensure that the ACL reported at the time of the IBKC merger in the table below and in all subsequent reporting periods is consistent with the ACL policies as outlined in Note 1 – Significant Accounting Policies and Note 5 – Allowance for Credit Losses. This included conforming certain IBKC assumptions (e.g., the reasonable and supportable forecast of future economic conditions and the reasonable and supportable forecast period, among others) to that of FHN. This was accomplished primarily through qualitative adjustments for alignment.

FIRST HORIZON CORPORATION	141	2020 FORM 10-K ANNUAL REPORT

Note 2 – Acquisitions and Divestitures (Continued)
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
Premises and Equipment: Land and buildings held for use are valued at appraised values, which reflect considerations of recent disposition values for similar property types with adjustments for characteristics of individual properties. Locations held for sale are valued at appraised values which also reference recent disposition values for similar property types but also considers marketability discounts for vacant properties. The valuations of locations held for sale are reduced by estimated costs to sell. Other fixed assets are valued using a discounted cash flow methodology which reflects estimates of future value of assets to a hypothetical buyer.
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
FHN's operating results for the year ended December 31, 2020 include the operating results of the acquired assets and assumed liabilities of IBKC subsequent to the merger of equals transaction on July 1, 2020. Due to various system conversions of IBKC during the second half of 2020, as well as other streamlining and integration of the operating activities into those of the Company, historical reporting for the former IBKC operations is impracticable and thus disclosures of the revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to acquisition.

FIRST HORIZON CORPORATION	142	2020 FORM 10-K ANNUAL REPORT

Note 2 – Acquisitions and Divestitures (Continued)
The following table presents pro forma information as if the IBKC transaction occurred on January 1, 2019. The pro forma information does not necessarily reflect the results of operations that would have occurred had the two companies combined on January 1, 2019. Furthermore, cost savings and other business synergies related to the transaction are not reflected in the pro forma amounts.

	Pro Forma Information for the Years Ended
(Dollars in millions)	December 31, 2020	December 31, 2019 (a)
Net interest income	$2,247	$2,256
Noninterest income	1,071	888
Net income (loss)	677	881
(a) Does not include the impact of CECL which was adopted January 1, 2020.
Total merger and integration expenses for the IBKC merger recognized for the years ended December 31, 2020 and 2019 are presented in the table below:

(Dollars in millions)	2020	2019
Legal and professional fees (a)	$41	$8
Personnel expense (b)	61	3
Contribution expense (c)	20	—
Miscellaneous expense (d)	18	—
Total IBKC merger expense	$140	$11
(a)    Primarily comprised of fees for legal, accounting, and merger consultants.
(b)     Primarily comprised of fees for severance and retention.
(c) Comprised of contribution expense related to the establishment of the Louisiana First Horizon Foundation.
(d)     Primarily comprised of fees for travel and entertainment, contract employment and other miscellaneous expenses.

On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As part of the transaction, FHN assumed approximately $2.2 billion of branch deposits for a 3.40% deposit premium and purchased approximately $423 million of branch loans. The branches are in communities in North Carolina (20 branches), Virginia (8 branches), and Georgia (2 branches). This transaction qualifies as a business combination.
As of December 31, 2020, the valuation of the acquired assets and liabilities from the Truist branches acquisition was final.

FIRST HORIZON CORPORATION	143	2020 FORM 10-K ANNUAL REPORT

Note 2 – Acquisitions and Divestitures (Continued)
The following schedule details the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed from Truist Bank as of July 17, 2020.

(Dollars in millions)	Truist Bank
Assets:
Cash and due from banks	$2,202
Loans and leases	423
Allowance for loan and lease losses	(2)
Other intangible assets	7
Premises and equipment	11
Other assets	27
Total assets acquired	$2,668
Liabilities:
Deposits	$2,195
Other liabilities	30
Total liabilities assumed	$2,225
Net assets acquired	$443
Consideration paid:
Cash	$521
Total consideration paid	$521
Goodwill	$78

In relation to the acquisition, FHN recorded $78 million in goodwill, representing the excess of acquisition consideration over the estimated fair value of net assets acquired. All goodwill has been attributed to FHN's Regional Banking segment (refer to Note 7 - Intangible Assets for additional information). This goodwill is the result of expected synergies, operational efficiencies and other factors.
FHN's operating results for the year ended December 31, 2020 include the operating results of the acquired assets and assumed liabilities of Truist Bank subsequent to the acquisition on July 17, 2020. Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.

FIRST HORIZON CORPORATION	144	2020 FORM 10-K ANNUAL REPORT

Note 2 – Acquisitions and Divestitures (Continued)
Total other merger and integration expense recognized for the years ended December 31, 2020 and 2019 are presented in the table below:

	Years ended December 31,
(Dollars in millions)	2020	2019
Legal and professional fees (a)	$2	$11
Personnel expense (b)	6	1
Contract employment and outsourcing (c)	1	—
Net occupancy expense (d)	1	1
Miscellaneous expense (e)	4	2
All other expense (f)	6	7
Total	$20	$22
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

FIRST HORIZON CORPORATION	145	2020 FORM 10-K ANNUAL REPORT

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on December 31, 2020 and 2019:

	December 31, 2020
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$613	$—	$—	$613
Government agency issued MBS	3,722	92	(2)	3,812
Government agency issued CMO	2,380	29	(3)	2,406
Other U.S. government agencies	672	12	—	684
Corporate and other debt	40	1	(1)	40
States and municipalities	445	15	—	460
	$7,872	$149	$(6)	8,015
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				32
Total securities available for sale (b)				$8,047
(a)SBA-interest only strips are recorded at elected fair value. See Note 24 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $6.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$—	$—	$—	$—
Government agency issued MBS	2,316	35	(3)	2,348
Government agency issued CMO	1,668	10	(7)	1,671
Other U.S. government agencies	304	4	(1)	307
Corporate and other debt	40	—	—	40
States and municipalities	57	3	—	60
	$4,385	$52	$(11)	4,426
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				19
Total securities available for sale (b)				$4,445
(a)SBA-interest only strips are recorded at elected fair value. See Note 24 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $3.8 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON CORPORATION	146	2020 FORM 10-K ANNUAL REPORT

Note 3 – Investment Securities (Continued)
The amortized cost and fair value by contractual maturity for the available-for-sale debt securities portfolio on December 31, 2020 is provided below:

	Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value
Within 1 year	$756	$758
After 1 year through 5 years	160	162
After 5 years through 10 years	184	192
After 10 years	670	717
Subtotal	1,770	1,829
Government agency issued MBS and CMO (a)	6,102	6,218
Total	$7,872	$8,047

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Gross gains on sales of debt investment securities for the years ended December 31, 2020, 2019 and 2018 were insignificant. Gross losses on sales of debt investment securities were $4 million for the year ended 2020 and insignificant for the years ended December 31, 2019 and 2018. Cash proceeds from the sale of available-for-sale securities during 2020 and 2019 were $629 million and $192 million, respectively and were not material in 2018.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of December 31, 2020 and 2019:

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$307	$—	$—	$—	$307	$—
Government agency issued MBS	426	(2)	—	—	426	(2)
Government agency issued CMO	586	(3)	—	—	586	(3)
Other U.S. government agencies	80	(1)	—	—	80	(1)
States and municipalities	1	—	—	—	1	—
Total	$1,400	$(6)	$—	$—	$1,400	$(6)

	As of December 31, 2019
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$175	$(1)	$193	$(2)	$368	$(3)
Government agency issued CMO	379	(2)	361	(5)	740	(7)
Other U.S. government agencies	98	(1)	—	—	98	(1)
States and municipalities	4	—	—	—	4	—
Total	$656	$(4)	$554	$(7)	$1,210	$(11)
For periods subsequent to 2019, FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $22 million as of December 31, 2020.

FIRST HORIZON CORPORATION	147	2020 FORM 10-K ANNUAL REPORT

Note 3 – Investment Securities (Continued)
Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS securities during the reporting period. Additionally, for AFS debt securities with unrealized losses as of the balance sheet date, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
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
The carrying amount of equity investments without a readily determinable fair value was $57 million and $26 million at December 31, 2020 and 2019, respectively. The year-to-date 2020 and 2019 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $7 million and unrealized losses of $7 million were recognized during 2020 and 2019, respectively, for equity investments with readily determinable fair values.

FIRST HORIZON CORPORATION	148	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases
Tables and data as of December 31, 2020 include the loan and lease balances acquired in the IBKC merger and Truist Bank branch acquisition, which were recorded at fair value on their respective transaction closing dates. See Note 2 - Acquisitions and Divestitures for further information.
As discussed in Note 1 - Significant Accounting Policies, the ALLL estimation process was revised on January 1, 2020 to reflect the adoption of ASU 2016-13.  All information contained in the following disclosures reflects the application of requirements from the adoption of ASU 2016-13 for periods after 2019.  Information for periods prior to 2020 has been retained with the content consistent with prior disclosures.
The loan and lease portfolio is disaggregated into portfolio segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally a disaggregation of a portfolio segment and is generally determined based on risk characteristics of the loan and FHN’s method for monitoring and assessing credit risk and performance. FHN's loan and lease portfolio segments are commercial and consumer. The classes of loans and leases are: (1) commercial, financial, and industrial, which includes commercial and industrial loans and leases and loans to mortgage companies, (2) commercial real estate, (3) consumer real estate, which includes both real estate installment and home equity lines of credit, and (4) credit card and other.
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of December 31, 2020 and 2019, excluding accrued interest of $180 million and $85 million, respectively, which is included in Other assets in the Consolidated Balance Sheets.

	December 31,
(Dollars in millions)	2020	2019
Commercial:
Commercial and industrial (a) (b)	$27,700	$15,640
Loans to mortgage companies	5,404	4,411
Total commercial, financial, and industrial	33,104	20,051
Commercial real estate	12,275	4,337
Consumer:
HELOC	2,420	1,287
Real estate installment loans	9,305	4,890
Total consumer real estate	11,725	6,177
Credit card and other	1,128	496
Loans and leases	$58,232	$31,061
Allowance for loan and lease losses	(963)	(200)
Total net loans and leases	$57,269	$30,861

FIRST HORIZON CORPORATION	149	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)
(a)December 31, 2020 balance includes equipment financing leases of $587 million.
(b)Includes PPP loans fully guaranteed by the SBA of $4.1 billion as of December 31, 2020.

Restrictions
Loans and leases with carrying values of $38.6 billion and $19.2 billion were pledged as collateral for borrowings at December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, FHN had pledged $7.8 billion and $5.2 billion of commercial loans to secure potential discount window borrowings from the Federal Reserve Bank, which included all of its first and second lien mortgages, HELOCs, and commercial real estate loans to secure potential borrowings from the FHLB-Cincinnati.
Concentrations of Credit Risk
Most of the FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of December 31, 2020, FHN had loans to mortgage companies totaling $5.4 billion and loans to finance and insurance companies total $3.1 billion. As a result, 26% of the C&I segment is sensitive to impacts on the financial services industry.
Credit Quality Indicators
FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default and the loss given default for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades
PD 1 to PD 16. This credit grading system is intended to identify and measure the credit quality of the loan and lease portfolio by analyzing the migration between grading categories. It is also integral to the estimation methodology utilized in determining the ALLL since an allowance is established for pools of commercial loans based on the credit grade assigned. Each PD grade corresponds to an estimated one-year default probability percentage. PD grades are continually evaluated, but require a formal scorecard annually. As a response to the COVID-19 pandemic, FHN identified a segment of its commercial portfolio that requires a quarterly re-grading process. As borrowers recover, they can be removed from the quarterly re-grading process with credit officer concurrence.
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
The following tables provide the amortized cost basis of the commercial loan and lease portfolio by year of origination and credit quality indicator as of December 31, 2020:

	C&I
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$9,081	$5,145	$2,640	$1,762	$1,161	$2,163	$5,404	$4,575	$62	$31,993
Special Mention (PD grade 13)	89	93	70	31	37	64	—	127	1	512
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	161	70	102	36	42	40	—	91	57	599
Total C&I	$9,331	$5,308	$2,812	$1,829	$1,240	$2,267	$5,404	$4,793	$120	$33,104
(a)LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    $50 million of C&I loans were converted from revolving to term in 2020.
(c)    2020 balance includes PPP loans.

FIRST HORIZON CORPORATION	150	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)

	CRE
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,501	$3,311	$1,750	$1,140	$946	$1,800	$277	$19	$11,744
Special Mention (PD grade 13)	48	24	117	75	71	54	—	—	389
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	6	13	21	42	27	33	—	—	142
Total CRE	$2,555	$3,348	$1,888	$1,257	$1,044	$1,887	$277	$19	$12,275

The following tables provide the balances of commercial loan portfolio classes with associated allowance, disaggregated by PD grade as of December 31, 2019:

(Dollars in millions)	C&I (a)	Loans to Mortgage Companies	CRE	Total	Percentage of Total	Allowance for Loan Losses
PD Grade:
Pass (PD grades 1 through 12)	$15,036	$4,411	$4,252	$23,699	98%	$114
Special Mention (PD grade 13)	233	—	34	267	1	8
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	263	—	44	307	1	30
Collectively evaluated for impairment	15,532	4,411	4,330	24,273	100	152
Individually evaluated for impairment	82	—	2	84	—	6
Purchased credit-impaired loans	26	—	5	31	—	1
Total commercial loans	$15,640	$4,411	$4,337	$24,388	100%	$159
(a)C&I includes TRUPS loans, which are presented net of a $19 million valuation allowance.
The consumer portfolio is comprised primarily of smaller-balance loans which are very similar in nature in that most are standard products and are backed by residential real estate. Because of the similarities of consumer loan types, FHN is able to utilize the FICO score, among other attributes, to assess the credit quality of consumer borrowers. FICO scores are refreshed on a quarterly basis in an attempt to reflect the recent risk profile of the borrowers. Accruing delinquency amounts are indicators of asset quality within the credit card and other consumer portfolio.
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of December 31, 2020. Within consumer real estate, classes include HELOC and real estate installment. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as revolving loans converted to term loans. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as a fixed term loan and are classified below in their vintage year from prior to 2016 to 2020. All loans in the following table classified in a vintage year are real estate installment loans.

FIRST HORIZON CORPORATION	151	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)

	Consumer real estate
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$1,186	$1,167	$703	$610	$674	$1,719	$1,275	$159	$7,493
FICO score 720-739	157	158	100	77	92	197	186	29	996
FICO score 700-719	122	107	78	76	73	221	177	34	888
FICO score 660-699	130	141	123	75	85	296	264	59	1,173
FICO score 620-659	45	61	37	28	35	127	92	36	461
FICO score less than 620	107	36	52	54	95	261	61	48	714
Total	$1,747	$1,670	$1,093	$920	$1,054	$2,821	$2,055	$365	$11,725
(a) $36 million of HELOC loans were converted from revolving to term in 2020.
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of December 31, 2020.

	Credit card and other
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving loans	Revolving Loans converted to term loans	Total
FICO score 740 or greater	$57	$52	$59	$37	$23	$116	$159	$5	$508
FICO score 720-739	7	7	9	8	8	27	91	2	159
FICO score 700-719	9	8	9	8	4	38	37	3	116
FICO score 660-699	30	12	15	9	9	48	46	3	172
FICO score 620-659	5	5	7	5	10	24	20	1	77
FICO score less than 620	14	7	8	11	9	26	20	1	96
Total	$122	$91	$107	$78	$63	$279	$373	$15	$1,128
The following table reflects the percentage of balances outstanding by average refreshed FICO scores, for the HELOC and real estate installment classes of loans as of December 31, 2019 :

	HELOC	RE Installment Loans
FICO score 740 or greater	62%	72%
FICO score 720-739	8	8
FICO score 700-719	8	6
FICO score 660-699	11	8
FICO score 620-659	5	3
FICO score less than 620 (a)	6	3
Total	100%	100%
(a)For this group, a majority of the loan balances had FICO scores at the time of the origination that exceeded 620 but have since deteriorated as the loans have seasoned.
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

FIRST HORIZON CORPORATION	152	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)
issues. Included in nonaccrual are loans for which FHN continues to receive payments including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy.
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. In accordance with revised Interagency Guidance issued in 2020, FHN is not required to designate loans with deferrals granted in response to COVID-19 as past due because of such deferrals. If a borrower defers payment, this may result in no contractual payments being past due, and as such, loans would not be considered past due during the period of deferral, and as a result, are excluded from loans past due 30-89 days and loans 90+ days past due in the table below.
The following table reflects accruing and non-accruing loans and leases by class on December 31, 2020:

	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a) (b)	$27,541	$15	$—	$27,556	$88	$12	$44	$144	$27,700
Loans to mortgage companies	5,404	—	—	5,404	—	—	—	—	5,404
Total commercial, financial, and industrial	32,945	15	—	32,960	88	12	44	144	33,104
Commercial real estate:
CRE	12,194	23	—	12,217	10	42	6	58	12,275
Consumer real estate:
HELOC	2,336	13	11	2,360	43	3	14	60	2,420
RE installment loans	9,138	40	5	9,183	63	9	50	122	9,305
Total consumer real estate	11,474	53	16	11,543	106	12	64	182	11,725
Credit card and other:
Credit card	279	3	1	283	—	—	—	—	283
Other	838	6	—	844	1	—	1	2	845
Total credit card and other	1,117	9	1	1,127	1	—	1	2	1,128
Total loans and leases	$57,730	$100	$17	$57,847	$205	$66	$115	$386	$58,232

(a) $101 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(b) C&I loans include TRUPs loans of $210 million, which is net of an amortizing discount of $18 million.

FIRST HORIZON CORPORATION	153	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)
The following table reflects accruing and non-accruing loans by class on December 31, 2019:

	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a)	$15,533	$7	$—	$15,540	$36	$14	$24	$74	$15,614
Loans to mortgage companies	4,411	—	—	4,411	—	—	—	—	4,411
Purchased credit-impaired loans	24	—	2	26	—	—	—	—	26
Total commercial, financial, and industrial	19,968	7	2	19,977	36	14	24	74	20,051
Commercial real estate:
Total commercial real estate	4,329	1	—	4,330	—	1	1	2	4,332
Purchased credit-impaired loans	5	—	—	5	—	—	—	—	5
Total commercial real estate	4,334	1	—	4,335	—	1	1	2	4,337
Consumer real estate:
HELOC	1,217	9	6	1,232	43	4	8	55	1,287
RE installment loans	4,812	13	9	4,834	21	1	9	31	4,865
Purchased credit-impaired loans	19	3	3	25	—	—	—	—	25
Total consumer real estate	6,048	25	18	6,091	64	5	17	86	6,177
Credit card and other:
Credit card	199	1	1	201	—	—	—	—	201
Other	292	2	1	294	—	—	—	—	294
Purchased credit-impaired loans	—	—	—	—	—	—	—	—	1
Total credit card and other	491	3	2	496	—	—	—	—	496
Total loans	$30,841	$36	$22	$30,899	$100	$20	$42	$162	$31,061
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)     C&I loans include $218 million in TRUPs loans, which are presented net of a valuation allowance of $19 million.
Collateral-Dependent Loans

Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of December 31, 2020, FHN had C&I loans with amortized cost of approximately $167 million that was based on the value of underlying collateral. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the year ended December 31, 2020, FHN recognized total charge-offs of approximately $36 million on collateral dependent loans related to reductions in estimated collateral values, $26 million of which were on collateral dependent loans at December 31, 2020.

Consumer HELOC and installment loans with amortized cost based on the value of underlying real estate collateral were approximately $9 million and $26 million, respectively, as of December 31, 2020. Charge-offs during the year ended December 31, 2020 were not significant for either portfolio class.

Troubled Debt Restructurings
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to

FIRST HORIZON CORPORATION	154	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)
regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately.
A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance, loans were not accounted for as a TDR and have been excluded from the disclosures below. For loan modifications that were made during the year ended December 31, 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as a TDR, and has excluded loans with these qualifying modifications from designation as a TDR in the information and discussion that follows. See Note 1 - Significant Accounting Policies and Note 4 – Loans and Leases for further discussion regarding TDRs and loan modifications.
For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements. FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as the former Home Affordable Modification
Program. Within the HELOC and RE installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2% per year until the original interest rate prior to modification is achieved. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate steps up 1% every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, clients are granted a rate reduction to 0% and term extensions for up to 5 years to pay off the remaining balance.
Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy as nonaccruing TDRs.
On December 31, 2020 and 2019, FHN had $307 million and $206 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had an ALLL of $12 million, or 4% as of December 31, 2020, and $20 million, or 10% as of December 31, 2019. Additionally, $42 million and $51 million of loans held for sale as of December 31, 2020 and 2019, respectively, were classified as TDRs.

FIRST HORIZON CORPORATION	155	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)
The following tables present the end of period balance for loans modified in a TDR during the years ended December 31, 2020 and 2019:

	2020			2019
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and industrial:
C&I	112	$195	$188	4	$14	$14
Commercial real estate:
CRE	19	15	15	—	—	—
Consumer real estate:
HELOC	64	5	5	74	8	8
RE installment loans	117	20	19	104	12	12
Total consumer real estate	181	25	24	178	20	20
Credit card and other	56	1	1	85	1	1
Total TDRs	368	$236	$228	267	$35	$35
The following tables present TDRs which re-defaulted during 2020 and 2019, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	2020		2019
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
Commercial, financial, and industrial:
C&I	9	$1	—	$—
Consumer real estate:
HELOC	8	—	7	1
RE installment loans	18	1	4	—
Total consumer real estate	26	1	11	1
Credit card and other	24	—	32	—
Total TDRs	59	$2	43	$1

Loans Acquired with Deteriorated Credit Quality

Upon FHN's adoption of CECL, PCD loans are recorded at an initial amortized cost, which is the sum of the purchase price and the estimated credit losses recorded in the ALLL. Subsequent to this initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans.

As discussed in Note 2, on July 1, 2020, FHN and IBKC closed their merger of equals transaction. On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. In connection with these transactions, FHN acquired approximately $25.9 billion in loans from IBKC and purchased approximately $423 million of branch loans from Truist Bank.

FIRST HORIZON CORPORATION	156	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)
For PCD loans acquired or purchased during 2020, a reconciliation of the unpaid principal balance, contractual cash flow owed to FHN at acquisition date, and purchase price is presented in the following table.

(Dollars in millions)	C&I	CRE	Consumer Real Estate	Credit Card and Other	Total
Par value (UPB)	$4,075	$6,435	$2,394	$193	$13,097
Allowance for loan and lease losses	(138)	(100)	(44)	(5)	(287)
(Discount) premium	(64)	3	(32)	—	(93)
Purchase price	$3,873	$6,338	$2,318	$188	$12,717

Purchased Credit-Impaired Loans
Before the adoption of CECL on January 1, 2020, FHN applied the guidance in ASC 310-30 to loans that were identified as PCI loans at the acquisition date. The following table presents a rollforward of the accretable yield for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
(Dollars in millions)	2019	2018
Balance, beginning of period	$13	$16
Accretion	(6)	(10)
Adjustment for payoffs	(2)	(4)
Adjustment for charge-offs	(1)	(1)
Increase in accretable yield (a)	6	13
Other	—	(1)
Balance, end of period	$10	$13

(a)Includes changes in the accretable yield due to both transfers from the nonaccretable difference and the impact of changes in the expected timing of the cash flows.

At December 31, 2019, the ALLL related to PCI loans was $2 million. Net charge-offs related to PCI loans during 2019 were $6 million, compared to $7 million in 2018. The provision for loan losses related to PCI loans during both 2019 and 2018 was $1 million.
The following table reflects the outstanding principal balance and carrying amounts of the acquired PCI loans as of December 31, 2019:

	December 31, 2019
(Dollars in millions)	Carrying value	Unpaid balance
Commercial, financial and industrial	$25	$26
Commercial real estate	5	5
Consumer real estate	23	26
Credit card and other	1	1
Total	$54	$58
Impaired Loans
The following tables provide additional disclosures previously required by ASC Topic 310 related to FHN's December 31, 2019 balances. Information on impaired loans at December 31, 2019 was as follows:

FIRST HORIZON CORPORATION	157	2020 FORM 10-K ANNUAL REPORT

Note 4 – Loans and Leases (Continued)

	December 31, 2019
(Dollars in millions)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance recorded:
Commercial:
C&I	$53	$64	$—	$61	$1
Loans to mortgage companies	—	—	—	9	—
CRE	1	1	—	2	—
Total	$54	$65	$—	$72	$1
Consumer:
HELOC (a)	$5	$10	$—	$7	$—
RE installment loans (a)	7	10	—	8	—
Total	$12	$20	$—	$15	$—
Impaired loans with related allowance recorded:
Commercial:
C&I	$30	$32	$6	$17	$—
Consumer:
HELOC	$56	$59	$7	$61	$2
RE installment loans	94	104	13	104	3
Credit card and other	1	1	—	1	—
Total	$151	$164	$20	$166	$5
Total commercial	$84	$97	$6	$89	$1
Total consumer	$163	$184	$20	$181	$5
Total impaired loans	$247	$281	$26	$270	$6
(a)All discharged bankruptcy loans are charged down to an estimate of net realizable value and do not carry any allowance.

FIRST HORIZON CORPORATION	158	2020 FORM 10-K ANNUAL REPORT

Note 5 – Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments, collectively the ACL. Upon adoption of CECL effective January 1, 2020, FHN's ACL methodology changed to estimate expected credit losses over the contractual life of loans and leases. See Note 1 - Significant Accounting Policies for a further discussion of FHN's ACL methodology for periods prior to 2020.
As previously discussed, on July 1, 2020 FHN completed the IBKC merger. This resulted in an increase in the ACL during the third quarter of 2020 to reflect the estimate of expected credit losses on the acquired IBKC loan portfolio. Of the increase, $284 million reflects the initial allowance on legacy IBKC loans acquired with purchased credit deterioration. See Note 2 – Acquisition and Divestitures for discussion of the alignment of the ACL policies.
The ACL is maintained at a level management believes to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolio and unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments considering a number of relevant underling factors, including key assumptions and evaluation of quantitative and qualitative information.
The expected loan losses are the product of multiplying FHN’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure as default (EAD) on an undiscounted basis. FHN uses models to develop the PD and LGD, which incorporates a single macroeconomic forecast over a four year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. FHN uses prepayment models which project prepayments over the life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, incorporating loan grades for commercial loans. FHN uses qualitative adjustments to adjust historical loss information in situations where current loan characteristics differ from those in the historical loss information and for differences in economic conditions, macroeconomic forecasts and other factors.
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. As described in Note 4 - Loans and Leases, loans are grouped generally by product type and significant loan portfolios are assessed for credit losses using analytical models. The quantitative evaluation of the adequacy of the ACL utilizes a single economic forecast as its foundation, and is primarily based on analytical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. The ACL may also be affected by a variety of qualitative factors that FHN considers to reflect current judgment of various events and risks that are not measured in the statistical procedures.
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of December 31, 2020, FHN recognized approximately $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the year ended December 31, 2020 were not material.

Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The following table provides a rollforward of the allowance for loan and lease losses and the reserve for unfunded lending commitments by portfolio type for December 31, 2020, 2019 and 2018:

FIRST HORIZON CORPORATION	159	2020 FORM 10-K ANNUAL REPORT

Note 5 – Allowance for Credit Losses (Continued)

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2020	$123	$36	$28	$13	$200
Adoption of ASU 2016-13	19	(7)	93	2	107
Balance as of January 1, 2020, as adjusted	142	29	121	15	307
Charge-offs (b)	(129)	(5)	(8)	(14)	(156)
Recoveries	9	4	18	5	36
Initial allowance on loans purchased with credit deterioration (b)	138	100	44	5	287
Provision for loan and lease losses (c)	293	114	67	15	489
Balance as of December 31, 2020	453	242	242	26	963

Reserve for unfunded lending commitments:
Balance as of January 1, 2020	4	2	—	—	6
Adoption of ASU 2016-13	17	1	6	—	24
Balance as of January 1, 2020, as adjusted	21	3	6	—	30
Initial reserve on loans acquired	12	26	3	—	41
Provision for unfunded lending commitments	32	(19)	1	—	14
Balance as of December 31, 2020	$65	$10	$10	$—	$85

Allowance for loan losses:
Balance as of January 1, 2019	$99	$31	$37	$13	$180
Charge-offs	(34)	(1)	(8)	(16)	(59)
Recoveries	7	1	20	4	32
Provision (provision credit) for loan losses	51	5	(21)	12	47
Balance as of December 31, 2019	123	36	28	13	200

Reserve for unfunded lending commitments:
Balance as of January 1, 2019	4	3	—	—	7
Provision (provision credit) for unfunded lending commitments	—	(1)	—	—	(1)
Balance as of December 31, 2019	$4	$2	$—	$—	$6

Allowance for loan losses:
Balance as of January 1, 2018	$98	$28	$53	$10	$189
Charge-offs	(15)	(1)	(10)	(20)	(46)
Recoveries	4	1	21	4	30
Provision (provision credit) for loan losses	12	3	(27)	19	7
Balance as of December 31, 2018	99	31	37	13	180

Reserve for unfunded lending commitments:
Balance as of January 1, 2018	3	2	—	—	5
Provision (provision credit) for unfunded lending commitments	1	1	—	—	2
Balance as of December 31, 2018	$4	$3	$—	$—	$7
(a) C&I loans as of December 31, 2020 include $4.1 billion in PPP loans which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no ALLL.
(b) The year ended December 31, 2020 excludes day 1 charge-offs and the related initial allowance on PCD loans is net of these amounts. Under the new CECL standard, the initial ALLL recognized on PCD assets included an additional $237 million for charged-off loans that had been written off prior to acquisition (whether full or partial) or which met FHN's charge-off policy at the time of acquisition. After charging these amounts off immediately upon acquisition, the net impact was $287 million of additional ALLL for PCD loans.

FIRST HORIZON CORPORATION	160	2020 FORM 10-K ANNUAL REPORT

Note 5 – Allowance for Credit Losses (Continued)
(c) Provision for loan and lease losses for the year ended December 31, 2020 includes $147 million recognized on non-PCD loans from the IBKC merger and Truist branch acquisition.

The difference in the ACL as of December 31, 2020 as compared to December 31, 2019 continues to be driven by the Company's adoption of CECL on January 1, 2020, as well as the COVID-19 pandemic and the resulting economic impacts, including to economic forecasts. Additionally, the ACL increased during the third quarter of 2020 to reflect the estimate of expected credit losses on the acquired IBKC loan portfolio.

In developing credit loss estimates for its loan and lease portfolios, FHN selected Moody’s baseline forecast as the primary source for its macroeconomic inputs, which included assumptions that were generally in line with Blue Chip Economic Indicators, including:
•An unemployment rate of 7.4% and 6.2% for 2021 and 2022, respectively
•GDP growth rates of 4.1% and 4.7% for 2021 and 2022, respectively
•No further serious business disruption related to COVID-19, and
•An unchanged target Fed funds range until late 2023.

As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN also evaluated other macroeconomic forecasts provided by Moody’s and adjusted the modeled outputs through a qualitative adjustment to account for uncertainties inherent in the macroeconomic forecast process. Additionally, where macroeconomic forecast variables used in the models did not take into effect the impact of federal stimulus and bank-supported payment deferral and forbearance programs on the timing of grade migration and recognition of loss content, management adjusted model outputs qualitatively to account for this assistance.
During the year ended December 31, 2020, FHN also utilized targeted reviews of higher stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic, including Franchise Finance, Energy, Non-Profit, Arts and Entertainment, Restaurants outside of Franchise Finance, Nursing/Assisted Living and Hospitality within the C&I segment and CRE-Hospitality and CRE-Retail within the Commercial Real Estate segment. This analysis reviewed the level of impact from COVID-19 and the likelihood of additional financial assistance needed beyond 180 days. This analysis was utilized in developing qualitative adjustments to increase the recorded ALLL attributable to these components beyond the modeled results. FHN reviewed consumer deferrals and forbearance payment rates to analyze the likelihood clients will have difficulty making payments after the deferral or forbearance period ends. The analysis was utilized to develop an additional qualitative adjustment to increase the recorded ALLL for consumer real estate loans. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk and for instances where limited data for acquired loans is considered to affect modeled results.

FIRST HORIZON CORPORATION	161	2020 FORM 10-K ANNUAL REPORT

Note 6 – Premises, Equipment, and Leases

Premises and equipment were comprised of the following at December 31, 2020 and 2019:

(Dollars in millions)	December 31, 2020	December 31, 2019
Land	$182	$99
Buildings	594	429
Leasehold improvements	73	50
Furniture, fixtures, and equipment	269	205
Fixed assets held for sale (a)	18	10
Total premises and equipment	1,136	793
Less accumulated depreciation and amortization	(377)	(338)
Premises and equipment, net	$759	$455
(a) Primarily comprised of land and buildings.

In 2020 and 2019, FHN recognized $12 million and $27 million, respectively, of fixed asset impairments and lease abandonment charges related to branch closures which are included in Other expense on the Consolidated Statements of Income. In 2020 and 2019, FHN had an insignifcant amount and $2 million of net gains, respectively, related to the sales of bank branches which are included in Other income on the Consolidated Statements of Income.
First Horizon as Lessee

FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.

The following table provides a detail of the classification of FHN's right-of-use assets and lease liabilities included in the Consolidated Balance Sheets.

(Dollars in millions)		December 31, 2020	December 31, 2019
Lease Right-of-Use Assets:	Classification
Operating lease right-of use assets	Other assets	$367	$202
Finance lease right-of use assets	Other assets	4	2
Total Lease Right-of Use Assets		$371	$204

Lease Liabilities:
Operating lease liabilities	Other liabilities	$407	$223
Finance lease liabilities	Other liabilities	4	3
Total Lease Liabilities		$411	$226

FIRST HORIZON CORPORATION	162	2020 FORM 10-K ANNUAL REPORT

Note 6 – Premises, Equipment, and Leases (Continued)
The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Terms
Operating leases	12.49 years	12.36 years
Finance leases	11.45 years	9.61 years
Weighted Average Discount Rate
Operating leases	2.39%	3.24%
Finance leases	3.05%	4.77%

The following table provides a detail of the components of lease expense and other lease information for the years ended December 31, 2020 and 2019:

(Dollars in millions)	2020	2019
Lease cost
Operating lease cost	$39	$25
Sublease income	(1)	—
Total lease cost	$38	$25

Other information
(Gain) loss on right-of-use asset impairment - operating leases	$6	$3

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	41	23

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	216	48
Finance leases	2	1

The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of December 31, 2020:

(Dollars in millions)	December 31, 2020
2021	$52
2022	49
2023	44
2024	40
2025	38
2026 and thereafter	257
Total lease payments	480
Less lease liability interest	(69)
Total	$411

FHN had no aggregate undiscounted contractual obligations for lease arrangements that have not commenced as of December 31, 2020.

FIRST HORIZON CORPORATION	163	2020 FORM 10-K ANNUAL REPORT

Note 6 – Premises, Equipment, and Leases (Continued)
First Horizon as Lessor

As a lessor, FHN engages in the leasing of equipment to commercial clients primarily through direct financing and sales-type leases. Direct financing and sales-type leases are similar to other forms of installment lending in that lessors generally do not retain benefits and risks incidental to ownership of the property subject to leases. Such arrangements are essentially financing transactions that permit lessees to acquire and use property. As lessor, the sum of all minimum lease payments over the lease term and the estimated residual value, less unearned interest income, is recorded as the net investment in the lease on the commencement date and is included in loans and leases in the Consolidated Balance Sheets. Interest income is accrued as earned over the term of the lease based on the net investment in leases. Fees incurred to originate the lease are deferred on the commencement date and recognized as an adjustment of the yield on the lease.

FHN’s portfolio of direct financing and sales-type leases contains terms of 2 to 23 years. Some of these leases contain options to extend the leases for up to 12 months and/or to terminate the lease within one year. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, FHN expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of FHN’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.

The components of the Company’s net investment in leases as of December 31, 2020 were as follows:

(Dollars in millions)
Lease receivable	$535
Unearned income	(99)
Guaranteed residual	92
Unguaranteed residual	68
Total net investment	$596

For the year ended December 31, 2020, interest income for direct financing or sales-type leases totaled $10 million. During the year ended December 31, 2020, there was no profit or loss recognized at the commencement date for direct financing or sales-type leases.

Maturities of the Company's lease receivables as of December 31, 2020 were as follows:

(Dollars in millions)	December 31, 2020
2021	$97
2022	92
2023	75
2024	54
2025	38
2026 and thereafter	179
Total future minimum lease payments	$535

FIRST HORIZON CORPORATION	164	2020 FORM 10-K ANNUAL REPORT

Note 7 – Goodwill and Other Intangible Assets
Goodwill
On July 1, 2020, FHN completed its merger of equals transaction with IBERIABANK Corporation. In connection with the merger, FHN recorded a $533 million purchase accounting gain, based on preliminary fair value estimates.

On July 17, 2020, FHN completed its purchase of 30 branches from Truist Bank. In relation to the acquisition, FHN recorded $78 million in goodwill, based on preliminary fair value estimates. See Note 2 - Acquisitions and Divestitures for additional information regarding these transactions.

FHN performed the required annual goodwill impairment test as of October 1, 2020. The annual impairment test did not indicate impairment in any of
FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.

As further discussed in Note 20 - Business Segment Information, FHN reorganized its management reporting structure during the fourth quarter of 2020 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach.

Accounting estimates and assumptions were made about FHN’s future performance and cash flows, as well as other prevailing market factors (e.g., interest rates, economic trends, etc.) when determining fair value as part of the goodwill impairment test. While management used the best information available to estimate future performance for each reporting unit, future adjustments to management’s projections may be necessary if conditions differ substantially from the assumptions used in making the estimates.

The following table presents goodwill allocated to each reportable segment at December 31, 2020:

(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2017	$773	$614	$1,387
Additions	29	17	46
December 31, 2018	$802	$631	$1,433
Additions	—	—	—
December 31, 2019	$802	$631	$1,433
Additions	78	—	78
December 31, 2020	$880	$631	$1,511

Other intangible assets

In connection with the IBKC merger and the Truist branch acquisition, FHN recorded $207 million and $7 million of core deposit intangible assets, respectively. Core deposit intangible assets are subject to amortization over a ten year period. In connection with the IBKC merger, FHN recorded
$14 million of client relationship intangible assets, $10 million of purchased credit card intangible assets, and $10 million of title plant related to title company operations. The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

FIRST HORIZON CORPORATION	165	2020 FORM 10-K ANNUAL REPORT

Note 7 – Goodwill and Other Intangible Assets (Continued)

	December 31, 2020			December 31, 2019
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(81)	$290	$157	$(47)	$110
Client relationships	37	(8)	29	78	(60)	18
Other (a)	41	(6)	35	6	(3)	3
Total	$449	$(95)	$354	$241	$(110)	$131
(a)Includes noncompete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

Amortization expense was $40 million, $25 million, and $26 million for the years ended December 31,
2020, 2019 and 2018, respectively. As of December 31, 2020 the estimated aggregated amortization expense is expected to be:

(Dollars in millions)
Year	Amortization
2021	$56
2022	51
2023	48
2024	44
2025	37

FIRST HORIZON CORPORATION	166	2020 FORM 10-K ANNUAL REPORT

Note 8 – Mortgage Banking Activity
On July 1, 2020 as part of the IBKC merger, FHN obtained IBKC mortgage banking operations which included origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but can also consist of junior lien loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking and title income on the Consolidated Statements of Income. Prior to the
merger, FHN’s mortgage banking operations were not significant; however, at December 31, 2020 FHN had approximately $55 million of loans that remained from pre-2009 Mortgage Business operations. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2020, with no new originations or loan sales and only an insignificant amount of repurchases and is excluded from the disclosure below.

The following table summarizes activity relating to residential mortgage loans held for sale for the year ended December 31, 2020:

(Dollars in millions)	Year ended December 31, 2020
Balance at beginning of period	$4
Acquired	320
Originations and purchases	2,499
Sales, net of gains	(2,405)
Mortgage loans transferred to held for investment	(9)
Balance at end of period	$409

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

	December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$28	$(3)	$25

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of December 31, 2020 and 2019. Total mortgage servicing fees included in Mortgage banking and title income were $2 million for the years ended December 31, 2020 and 2019.

FIRST HORIZON CORPORATION	167	2020 FORM 10-K ANNUAL REPORT

Note 9 – Deposits
The composition of deposits is presented in the following table:

(Dollars in millions)	2020	2019
Savings	$27,324	$11,665
Time deposits	5,070	3,618
Other interest-bearing deposits	15,415	8,718
Interest-bearing deposits	47,809	24,001
Noninterest-bearing	22,173	8,429
Total deposits	$69,982	$32,430

Time deposits that exceed the FDIC insurance limit of $250,000 at December 31, 2020 and 2019 were $1.4 billion and $0.9 billion, respectively.

Scheduled maturities of time deposits as of December 31, 2020 were as follows:

(Dollars in millions)
2021	$3,952
2022	776
2023	157
2024	91
2025	62
2026 and after	32
Total	$5,070

FIRST HORIZON CORPORATION	168	2020 FORM 10-K ANNUAL REPORT

Note 10 – Short-Term Borrowings
A summary of short-term borrowings for the years 2020, 2019 and 2018 is presented in the following table:

(Dollars in millions)	Trading Liabilities	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
2020
Average balance	$457	$862	$1,109	$626
Year-end balance	353	845	1,187	166
Maximum month-end outstanding	983	1,487	1,661	4,061
Average rate for the year	1.24%	0.34%	0.46%	0.92%
Average rate at year-end	0.77	0.10	0.26	0.09
2019
Average balance	$503	$738	$701	$538
Year-end balance	506	548	717	2,253
Maximum month-end outstanding	754	1,282	772	2,276
Average rate for the year	2.48%	2.08%	1.89%	2.34%
Average rate at year-end	2.07	1.55	1.72	2.14
2018
Average balance	$683	$405	$714	$1,047
Year-end balance	335	257	763	115
Maximum month-end outstanding	891	503	891	2,229
Average rate for the year	2.83%	1.89%	1.40%	1.82%
Average rate at year-end	3.21	2.50	1.66	2.48
Federal funds purchased and securities sold under agreements to repurchase generally have maturities of less than 90 days. Trading liabilities, which represent short positions in securities, are generally held for less than 90 days. Other short-term borrowings have original maturities of one year or less. On December 31, 2020, fixed income trading securities with a fair value of $2 million were pledged to secure other short-term borrowings.

FIRST HORIZON CORPORATION	169	2020 FORM 10-K ANNUAL REPORT

Note 11 – Term Borrowings
The following table presents information pertaining to term borrowings on December 31,:

(Dollars in millions)	2020	2019
First Horizon Bank:
Subordinated notes (a)
Maturity date – May 1, 2030 - 5.75% on December 31, 2020	$447	$—
Other collateralized borrowings - Maturity date – December 22, 2037
0.52% on December 31, 2020 and 2.19% on December 31, 2019 (b)	82	81
Other collateralized borrowings - SBA loans (c)	15	22
First Horizon Corporation:
Senior notes
Maturity date – December 15, 2020 – 3.50% on December 31, 2019 (d)	—	496
Maturity date – May 26, 2023 - 3.55% on December 31, 2020	447	—
Maturity date – May 26, 2025 - 4.00% on December 31, 2020	348	—
Junior subordinated debentures (e)
Maturity date - July 31, 2031 - 3.51% on December 31, 2020	7	—
Maturity date - November 15, 2032 - 3.50% on December 31, 2020	9	—
Maturity date - March 26, 2033 - 3.40% on December 31, 2020	5	—
Maturity date - June 17, 2033 - 3.40% on December 31, 2020	9	—
Maturity date - March 17, 2034 - 3.02% on December 31, 2020	6	—
Maturity date - September 20, 2034 - 2.25% on December 31, 2020	8	—
Maturity date - June 28, 2035 - 1.90% on December 31, 2020 and 3.57% on December 31, 2019	3	3
Maturity date - December 15, 2035 - 1.59% on December 31, 2020 and 3.26% on December 31, 2019	18	18
Maturity date - March 15, 2036 - 1.62% on December 31, 2020 and 3.29% on December 31, 2019	9	9
Maturity date - March 15, 2036 - 1.76% on December 31, 2020 and 3.43% on December 31, 2019	12	12
Maturity date - June 30, 2036 - 1.56% on December 31, 2020 and 3.28% on December 31, 2019	27	26
Maturity date - July 7, 2036 - 1.79% on December 31, 2020 and 3.54% on December 31, 2019	18	18
Maturity date - October 7, 2036 - 1.88% on December 31, 2020	6	—
Maturity date - December 30, 2036 - 1.84% on December 31, 2020	10	—
Maturity date - June 15, 2037 - 1.87% on December 31, 2020 and 3.54% on December 31, 2019	51	51
Maturity date - September 6, 2037 - 1.66% on December 31, 2020 and 3.32% on December 31, 2019	9	9
Maturity date - September 15, 2037 - 1.65% on December 31, 2020	7	—
Maturity date - December 15, 2037 - 2.76% on December 31, 2020	10	—
Maturity date - December 15, 2037 - 2.97% on December 31, 2020	10	—
Maturity date - June 15, 2038 - 3.72% on December 31, 2020	6	—
Notes payable - New market tax credit investments, 7 to 35 year term, 1.27% to 4.95% on December 31, 2020	45	—
FT Real Estate Securities Company, Inc.:
Cumulative preferred stock (f)
Maturity date – March 31, 2031 – 9.50%	46	46
Total	$1,670	$791

FIRST HORIZON CORPORATION	170	2020 FORM 10-K ANNUAL REPORT

Note 11 – Term Borrowings (Continued)
(a)Qualifies for Tier 2 capital under the risk-based capital guidelines for First Horizon Bank as well as First Horizon Corporation, up to certain limits for minority interest capital instruments.
(b)Secured by trust preferred loans.
(c)Collateralized borrowings associated with SBA loan sales that did not meet sales criteria. The loans have remaining terms of 2 to 24 years. These borrowings had a weighted average interest rate of 3.90% and 3.95% on December 31, 2020 and 2019, respectively.
(d)Early redeemed on November 15, 2020. Changes in the fair value of debt attributable to interest rate risk are hedged. Refer to Note 22 – Derivatives.
(e)Acquired in conjunction with the acquisitions of CBF and merger with IBKC. A portion qualifies for Tier 2 capital under the risk-based capital guidelines.
(f)In 2020, a portion qualifies for Tier 2 capital under the risk-based capital guidelines for both First Horizon Bank and First Horizon Corporation. In 2019, only a portion qualified as Tier 2 capital.

Annual principal repayment requirements as of December 31, 2020 are as follows:

(Dollars in millions)
2021	$—
2022	—
2023	450
2024	—
2025 and after	1,274

In conjunction with its transactions, FHN obtained junior subordinated debentures, each of which is held by a wholly-owned trust that has issued trust preferred securities to external investors and loaned the funds to FHN as junior subordinated debt. The book value for each issuance represents the purchase accounting fair value as of the closing date less accumulated amortization of the associated discount, as applicable. Through various contractual arrangements FHN assumed a full and unconditional guarantee for each trust’s obligations with respect to the securities. While the maturity dates are typically 30 years from the original issuance date, FHN has the option to redeem each of the junior subordinated debentures at par on any future interest payment date, which would trigger redemption of the related trust preferred securities. A portion of FHN's junior subordinated notes qualify as Tier 2 capital under the risk-based capital guidelines.

FIRST HORIZON CORPORATION	171	2020 FORM 10-K ANNUAL REPORT

Note 12 – Preferred Stock
FHN Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

								December 31,
								2020	2019
(Dollars in millions)	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount

Series A	1/31/2013	4/10/2018	6.200%		Quarterly	1,000	$100	$96	$96
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	80	77	—
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	—
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	93	—
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	—
						26,250	$488	$470	$96
(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) Fixed dividend rate will reset on August 1, 2025 to three-month LIBOR plus 4.262%
(c) Fixed dividend rate will reset on May 1, 2026 to three-month LIBOR plus 4.920%
(d) Fixed dividend rate will reset on May 1, 2024 to three-month LIBOR plus 3.859%
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for First Horizon Bank, while for FHN they qualify partially as Tier 1 capital and partially as Tier 2 capital. On December 31, 2020 and 2019, $295 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At December 31, 2020, the Class B Preferred Shares partially qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as Term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

FIRST HORIZON CORPORATION	172	2020 FORM 10-K ANNUAL REPORT

Note 13 – Regulatory Capital and Restrictions
Regulatory Capital. FHN is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FHN’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FHN must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgment by the regulators such as capital components, asset risk weightings, and other factors.
Management believes that, as of December 31, 2020, FHN and First Horizon Bank met all capital adequacy requirements to which they were subject. As of
December 31, 2020, First Horizon Bank was classified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based, Common Equity Tier 1 and Tier 1 Leverage ratios as set forth in the following table. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum ratios as set forth in the following table. FHN and First Horizon Bank are also subject to a 2.5% capital conservation buffer which is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.

FIRST HORIZON CORPORATION	173	2020 FORM 10-K ANNUAL REPORT

Note 13 – Regulatory Capital and Restrictions (Continued)
The actual capital amounts and ratios of FHN and First Horizon Bank are presented in the table below.

(Dollars in millions)	First Horizon Corporation		First Horizon Bank
	Amount	Ratio	Amount	Ratio
On December 31, 2020
Actual:
Total Capital	$7,935	12.57%	$7,819	12.52%
Tier 1 Capital	6,782	10.74	6,825	10.93
Common Equity Tier 1	6,110	9.68	6,530	10.46
Leverage	6,782	8.24	6,825	8.36

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,051	8.00	5,001	8.00
Tier 1 Capital	3,788	6.00	3,751	6.00
Common Equity Tier 1	2,841	4.50	2,813	4.50
Leverage	3,294	4.00	3,268	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			6,251	10.00
Tier 1 Capital			5,001	8.00
Common Equity Tier 1			4,063	6.50
Leverage			4,085	5.00
On December 31, 2019
Actual:
Total Capital	$4,155	11.22%	$3,945	10.77%
Tier 1 Capital	3,761	10.15	3,729	10.18
Common Equity Tier 1	3,409	9.20	3,434	9.38
Leverage	3,761	9.04	3,729	9.12

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	2,964	8.00	2,930	8.00
Tier 1 Capital	2,223	6.00	2,198	6.00
Common Equity Tier 1	1,667	4.50	1,648	4.50
Leverage	1,663	4.00	1,635	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			3,663	10.00
Tier 1 Capital			2,930	8.00
Common Equity Tier 1			2,381	6.50
Leverage			2,043	5.00

FIRST HORIZON CORPORATION	174	2020 FORM 10-K ANNUAL REPORT

Note 13 – Regulatory Capital and Restrictions (Continued)
Restrictions on cash and due from banks. Under the Federal Reserve Act and Regulation D, First Horizon Bank is required to maintain a certain amount of cash reserves. However, as a result of the COVID-19 pandemic, the Fed announced it has reduced its reserve requirement to zero, and as a result, on December 31, 2020, First Horizon Bank was not required to maintain cash reserves after the consideration of $397 million in average vault cash. On December 31, 2019, First Horizon Bank's net required reserves were $396 million. The remaining net reserve requirement was met with Federal Reserve Bank deposits.

Restrictions on dividends. Cash dividends are paid by FHN from its assets, which are mainly provided by dividends from its subsidiaries. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, or advances. As of December 31, 2020, First Horizon Bank had undivided profits of $1.8 billion, of which a limited amount was available for distribution to FHN as dividends without prior regulatory approval. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an amount equal to First Horizon Bank's retained net income for the two most recent completed years plus the current year to date. For any period, First Horizon Bank’s ‘retained net income’ generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules, First Horizon Bank’s total amount available for dividends was $897 million at January 1, 2021. First Horizon Bank declared and paid common dividends to the parent company in the amount of $180 million in 2020 and $345 million in 2019. During 2020 and
2019, First Horizon Bank declared and paid dividends on its preferred stock according to the payment terms of its issuances as noted in Note 12 - Preferred Stock.
The payment of cash dividends by FHN and First Horizon Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Furthermore, the Federal Reserve generally requires insured banks and bank holding companies only to pay dividends out of current operating earnings.
Restrictions on intercompany transactions. Under current Federal banking laws, First Horizon Bank may not enter into covered transactions with any affiliate including the parent company and certain financial subsidiaries in excess of 10% of the bank’s capital stock and surplus, as defined, or $804 million, on December 31, 2020. Covered transactions include a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate and the acceptance of securities issued by the affiliate as collateral for any loan or extension of credit. The equity investment, including retained earnings, in certain of a bank’s financial subsidiaries is also treated as a covered transaction. On December 31, 2020, the parent company had covered transactions of less than $1 million from First Horizon Bank and two of the bank’s financial subsidiaries, FHN Financial Securities Corp. and First Horizon Advisors, Inc., had covered transactions from First Horizon Bank totaling $394 million and $42 million, respectively. In addition, the aggregate amount of covered transactions with all affiliates, as defined, is limited to 20% of the bank’s capital stock and surplus, as defined, or $1.6 billion, on December 31, 2020. First Horizon Bank’s total covered transactions with all affiliates including the parent company on December 31, 2020 were $436 million.

FIRST HORIZON CORPORATION	175	2020 FORM 10-K ANNUAL REPORT

Note 14 – Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2020, 2019, and 2018:

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2017	$(22)	$(6)	$(237)	$(265)
Adjustment to reflect adoption of ASU 2018-02	(5)	(2)	(51)	(58)
Balance as of December 31, 2017, as adjusted	(27)	(8)	(288)	(323)
Net unrealized gains (losses)	(49)	(6)	(9)	(64)
Amounts reclassified from AOCI	—	2	9	11
Other comprehensive income (loss)	(49)	(4)	—	(53)
Balance as of December 31, 2018	(76)	(12)	(288)	(376)
Net unrealized gains (losses)	107	11	8	126
Amounts reclassified from AOCI	—	4	7	11
Other comprehensive income (loss)	107	15	15	137
Balance as of December 31, 2019	31	3	(273)	(239)
Net unrealized gains (losses)	74	15	3	92
Amounts reclassified from AOCI	3	(6)	10	7
Other comprehensive income (loss)	77	9	13	99
Balance as of December 31, 2020	$108	$12	$(260)	$(140)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in millions)
Details about AOCI	2020	2019	2018	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains) losses on securities AFS	$4	$—	$—	Securities gains (losses), net
Tax expense (benefit)	(1)	—	—	Income tax expense
	3	—	—
Cash flow hedges:
Realized (gains) losses on cash flow hedges	(8)	5	3	Interest and fees on loans and leases
Tax expense (benefit)	2	(1)	(1)	Income tax expense
	(6)	4	2
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	13	10	12	All other expense
Tax expense (benefit)	(3)	(3)	(3)	Income tax expense
	10	7	9
Total reclassification from AOCI	$7	$11	$11

FIRST HORIZON CORPORATION	176	2020 FORM 10-K ANNUAL REPORT

Note 15 – Income Taxes
The aggregate amount of income taxes included in the Consolidated Statements of Income and the Consolidated Statements of Changes in Equity for the years ended December 31, were as follows:

(Dollars in millions)	2020	2019	2018
Consolidated Statements of Income:
Income tax expense	$76	$134	$157
Consolidated Statements of Changes in Equity:
Income tax expense (benefit) related to:
Net unrealized gains on pension and other postretirement plans	3	5	—
Net unrealized gains (losses) on securities available for sale	25	35	(16)
Net unrealized gains (losses) on cash flow hedges	3	5	(1)
Total	$107	$179	$140
The components of income tax expense (benefit) for the years ended December 31, were as follows:

(Dollars in millions)	2020	2019	2018
Current:
Federal	$80	$106	$43
State	14	14	10
Deferred:
Federal	(15)	5	82
State	(3)	9	22
Total	$76	$134	$157

The TCJA was signed into law at the end of 2017 and companies were provided up to a year to complete their assessment of its effects. In 2018, FHN recorded a tax benefit of $7 million related to the finalization of tax items for the 2017 tax return.
A reconciliation of expected income tax expense (benefit) at the federal statutory rate of 21% for 2020, 2019, and 2018, respectively to the total income tax expense follows:

(Dollars in millions)	2020	2019	2018
Federal income tax rate	21%	21%	21%
Tax computed at statutory rate	$196	$123	$151
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	9	15	25
Bank-owned life insurance	(6)	(5)	(4)
401(k) – employee stock ownership plan	(1)	(1)	(1)
Tax-exempt interest	(8)	(6)	(7)
Non-deductible expenses	13	11	8
LIHTC credits and benefits, net of amortization	(9)	(4)	(7)
Other tax credits	(5)	—	(3)
Other changes in unrecognized tax benefits	(9)	4	6
Purchase accounting gain	(112)	—	—
Effect of TCJA	—	—	(7)
Other	8	(3)	(4)
Total	$76	$134	$157

FIRST HORIZON CORPORATION	177	2020 FORM 10-K ANNUAL REPORT

Note 15 – Income Taxes (Continued)
As of December 31, 2020, FHN had net deferred tax asset balances related to federal and state income tax carryforwards of $47 million and $9 million, respectively, which will expire at various dates as follows:

(Dollars in millions)	Expiration Dates	Net Deferred Tax Asset Balance
Losses - federal	2026 - 2035	$44
Net operating losses - states	2026 - 2040	9
Credits - federal	2040	3

A DTA or DTL is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. In order to support the recognition of the DTA, FHN’s management must believe that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the estimated amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.
As of December 31, 2020, FHN's net DTA was less than $1 million compared to $69 million at December 31, 2019. At December 31, 2020, FHN's gross DTA (net of a valuation allowance) and gross DTL were $471 million and $471 million, respectively. Although realization is not assured, FHN believes that it meets the more-likely-than-not requirement with respect to the net DTA after valuation allowance.
Temporary differences which gave rise to deferred tax assets and deferred tax liabilities on December 31, 2020 and 2019 were as follows:

(Dollars in millions)	2020	2019
Deferred tax assets:
Loss reserves	$205	$58
Employee benefits	86	68
Accrued expenses	7	4
Lease liability	100	56
Federal loss carryforwards	44	44
State loss carryforwards	9	1
Other	20	19
Gross deferred tax assets	471	250
Deferred tax liabilities:
Depreciation and amortization	$83	$51
Investment in debt securities (ASC 320) (a)	35	10
Equity investments	11	4
Other intangible assets	93	56
Prepaid expenses	15	10
ROU lease asset	89	50
Leasing	135	—
Other	10	—
Gross deferred tax liabilities	471	181
Net deferred tax assets	$—	$69
(a) Tax effects of unrealized gains and losses are tracked on a security-by-security basis.

FIRST HORIZON CORPORATION	178	2020 FORM 10-K ANNUAL REPORT

Note 15 – Income Taxes (Continued)
The total unrecognized tax benefits at December 31, 2020 and 2019, was $70 million and $24 million, respectively. To the extent such unrecognized tax benefits as of December 31, 2020 are subsequently recognized, $29 million of tax benefits could impact tax expense and FHN’s effective tax rate in future periods.
FHN is currently in audit in several jurisdictions. It is reasonably possible that the unrecognized tax benefits related to federal and state exposures could decrease by $44 million and $7 million, respectively, during 2021 if audits are completed and settled and if the applicable statutes of limitations expire as scheduled.
FHN recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense. FHN had approximately $11 million and $3 million accrued for the payment of interest as of December 31, 2020 and 2019, respectively. The total amount of interest and penalties recognized in the Consolidated Statements of Income during 2020 and 2019 was an expense of $8 million and $1 million, respectively.
The rollforward of unrecognized tax benefits is shown below:

(Dollars in millions)
Balance at December 31, 2018	$20
Increases related to prior year tax positions	3
Increases related to current year tax positions	2
Lapse of statutes	(1)
Balance at December 31, 2019	$24
Increases related to prior year tax positions	56
Increases related to current year tax positions	1
Settlements	(10)
Lapse of statutes	(1)
Balance at December 31, 2020	$70

FIRST HORIZON CORPORATION	179	2020 FORM 10-K ANNUAL REPORT

Note 16 – Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:

(Dollars in millions, except per share data, shares in thousands)	2020	2019	2018
Net income	$857	$452	$557
Net income attributable to noncontrolling interest	12	11	12
Net income attributable to controlling interest	845	441	545
Preferred stock dividends	23	6	6
Net income available to common shareholders	$822	$435	$539

Weighted average common shares outstanding—basic	432,125	313,637	324,375
Effect of dilutive securities	1,829	2,020	3,070
Weighted average common shares outstanding—diluted	433,954	315,657	327,445

Basic earnings per common share	$1.90	$1.39	$1.66
Diluted earnings per common share	$1.89	$1.38	$1.65
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

(Shares in thousands)	2020	2019	2018
Stock options excluded from the calculation of diluted EPS	4,595	2,359	2,256
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$17.47	$21.12	$24.33
Other equity awards excluded from the calculation of diluted EPS	3,639	2,224	608

FIRST HORIZON CORPORATION	180	2020 FORM 10-K ANNUAL REPORT

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
Material Loss Contingency Matters
Summary
As used in this Note, except for matters that are reported as having been substantially settled or otherwise substantially resolved, FHN's “material loss contingency matters” generally fall into at least one of the following categories: (i) FHN has determined material loss to be probable and has established a material loss liability in accordance with applicable financial accounting guidance; (ii) FHN has determined material loss to be probable but is not reasonably able to estimate an amount or range of material loss liability; or (iii) FHN has determined that material loss is not probable but is reasonably possible, and the amount or range of that reasonably possible material loss is estimable. As defined in applicable accounting guidance, loss is reasonably possible if there is more than a remote chance of a material loss outcome for FHN. FHN provides contingencies note disclosures for certain pending or threatened litigation matters each quarter, including all matters mentioned in categories (i) or (ii) and, occasionally, certain matters mentioned in category (iii). In addition, in this Note, certain other matters, or groups of matters, are discussed relating to FHN’s pre-2009 mortgage origination and servicing businesses. In all litigation matters discussed in this Note, unless settled or otherwise resolved, FHN believes it has meritorious defenses and intends to pursue those defenses vigorously.
FHN reassesses the liability for litigation matters each quarter as the matters progress. At December 31, 2020, the aggregate amount of liabilities established for all such loss contingency matters was $1 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At December 31, 2020, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the

FIRST HORIZON CORPORATION	181	2020 FORM 10-K ANNUAL REPORT

Note 17 - Contingencies and Other Disclosures (Continued)

ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Material Matters
A former shareholder of CBF has filed a putative class action suit, Searles v. DeMartini et al, No. 2020-0136 (Del. Chancery), against certain former directors, officers, and shareholders of CBF, alleging, among other things, that defendants breached certain fiduciary duties in connection with CBF's merger with FHN in 2017. Plaintiff claims unspecified damages related to the merger consideration and opportunity loss. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: whether a class will be certified and, if so, the composition of the class; the amount of potential damages that might be awarded, if any; of any such damages amount, the amount that FHN would be obliged to indemnify; the availability of applicable insurance; and the outcome of discovery.
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
FHN also has indemnification claims related to servicing obligations. The most significant is from Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and, was FHN’s subservicer. Nationstar asserts several categories of indemnity obligations in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million and $15 million as of December 31, 2020 and December 31, 2019, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within Other income on the Consolidated Statements of Income.

FIRST HORIZON CORPORATION	182	2020 FORM 10-K ANNUAL REPORT

Note 17 - Contingencies and Other Disclosures (Continued)

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

FIRST HORIZON CORPORATION	183	2020 FORM 10-K ANNUAL REPORT

Note 18 – Pension, Savings, and Other Employee Benefits
Pension plan. FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2020 and 2019, and made an insignificant contribution to the qualified pension plan in 2018. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2021.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5 million for 2020. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2021.
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

FHN also provides “flexible dollars” to assist employees with the cost of annual benefits and/or allow the employee to contribute to his or her qualified savings plan account. These “flexible dollars” are pre-tax contributions and are based upon the employees’ years of service and qualified compensation. Contributions made by FHN through the flexible benefits plan and the company matches were $37 million for 2020, $28 million for 2019, and $29 million for 2018.
Other employee benefits. FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants. FHN’s postretirement benefits include certain prescription drug benefits.
Actuarial assumptions. FHN’s process for developing the long-term expected rate of return of pension plan assets is based on capital market exposure as the source of investment portfolio returns. Capital market exposure refers to the plan’s allocation of its assets to asset classes, which primarily represent fixed income investments. FHN also considers expectations for inflation, real interest rates, and various risk premiums based primarily on the historical risk premium for each asset class. The expected return is based upon a time horizon of thirty years. Given its funded status, the asset allocation strategy for the qualified pension plan utilizes fixed income instruments that closely match the estimated duration of payment obligations. Consequently, FHN selected a 3.45% assumption for 2020 for the qualified defined benefit pension plan and a 0.90% assumption for postretirement medical plan assets dedicated to employees who retired prior to January 1, 1993. FHN selected a 6.40% assumption for 2020 for postretirement medical plan assets dedicated to employees who retired after January 1, 1993.
The discount rates for the three years ended 2020 for pension and other benefits were determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to thirty years. The discount rates are selected based upon data specific to FHN’s plans and employee population. The bonds used to create the hypothetical yield curve were subjected to several requirements to ensure that the resulting rates were representative of the bonds that would be selected by management to fulfill the company’s funding obligations. In addition to the AA rating, only non-callable bonds were included. Each bond issue was required to have at least $300 million par outstanding so that each issue was sufficiently marketable. Finally, bonds more than two standard deviations from the average yield were removed. When selecting the discount rate, FHN

FIRST HORIZON CORPORATION	184	2020 FORM 10-K ANNUAL REPORT

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

matches the duration of high quality bonds with the duration of the obligations of the plan as of the measurement date. For all years presented, the measurement date of the benefit obligations and net periodic benefit costs was December 31.
The actuarial assumptions used in the defined benefit pension plans and other employee benefit plans were as follows:

	Benefit Obligations			Net Periodic Benefit Cost
	2020	2019	2018	2020	2019	2018
Discount rate
Qualified pension	2.63%	3.31%	4.43%	3.31%	4.43%	3.75%
Nonqualified pension	2.24%	3.08%	4.26%	3.08%	4.26%	3.59%
Other nonqualified pension	1.41%	2.57%	3.83%	2.57%	3.83%	3.19%
Postretirement benefits	1.92%-2.81%	2.85% - 3.44%	4.03% - 4.56%	2.87%-3.44%	4.04% - 4.56%	3.35% - 3.87%
Expected long-term rate of return
Qualified pension/ postretirement benefits	N/A	N/A	N/A	3.45%	4.80%	4.20%
Postretirement benefit (retirees post January 1, 1993)	N/A	N/A	N/A	6.40%	6.85%	5.95%
Postretirement benefit (retirees prior to January 1, 1993)	N/A	N/A	N/A	0.90%	0.05%	2.15%
Since the benefits in the defined benefit pension plan are frozen, the rate of compensation increase has no effect on qualified pension benefits.
FHN has one pension plan where participants' benefits are affected by interest crediting rates. The plan's projected benefit obligation as of December 31, 2020, 2019 and 2018 and interest crediting rates for the respective years are:

(Dollars in millions)	2020	2019	2018
Projected benefit obligation	$15	$16	$17
Interest crediting rate	8.2%	9.66%	10.12%

FIRST HORIZON CORPORATION	185	2020 FORM 10-K ANNUAL REPORT

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

The components of net periodic benefit cost for the plan years 2020, 2019 and 2018 were as follows:

(Dollars in millions)	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Interest cost	$24	$30	$28	$1	$1	$1
Expected return on plan assets	(26)	(37)	(33)	(1)	(1)	(1)
Amortization of unrecognized:
Actuarial (gain) loss	13	10	12	—	—	—
Net periodic benefit cost	$11	$3	$7	$—	$—	$—

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
The following tables set forth the plans’ benefit obligations and plan assets for 2020 and 2019:

(Dollars in millions)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation, beginning of year	$836	$765	$42	$35
Interest cost	24	30	1	1
Plan amendments	—	—	—	1
Actuarial (gain) loss (a)	70	103	4	7
Actual benefits paid	(37)	(38)	(1)	(2)
Premium paid for annuity purchase (b)	—	(24)	—	—
Benefit obligation, end of year	$893	$836	$46	$42
Change in plan assets
Fair value of plan assets, beginning of year	$826	$731	$20	$18
Actual return on plan assets	103	154	3	3
Employer contributions	4	3	1	1
Actual benefits paid – settlement payments	(36)	—	(1)	(2)
Actual benefits paid – other payments	(1)	(38)	—	—
Premium paid for annuity purchase (b)	—	(24)	—	—
Fair value of plan assets, end of year	$896	$826	$23	$20
Funded (unfunded) status of the plans	$3	$(10)	$(23)	$(22)
Amounts recognized in the Balance Sheets
Other assets	$40	$27	$20	$18
Other liabilities	(37)	(37)	(43)	(40)
Net asset (liability) at end of year	$3	$(10)	$(23)	$(22)
(a)Variances in the actuarial (gain) loss are due to normal activity such as changes in discount rates, updates to participant demographic information and revisions to life expectancy assumptions.
(b)2019 amounts represent settlements of certain retired participants in the qualified pension plan that occurred during the year.

FIRST HORIZON CORPORATION	186	2020 FORM 10-K ANNUAL REPORT

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

The projected benefit obligation for unfunded plans was as follows:

	Pension Benefits		Other Benefits
(Dollars in millions)	2020	2019	2020	2019
Projected benefit obligation	$37	$37	$43	$39
The qualified pension plan was overfunded as of December 31, 2020 by $41 million. Because of the pension freeze as of the end of 2012, the pension benefit obligation and the accumulated benefit obligation are the same as of December 31, 2020 and
2019. The qualified pension plan was overfunded as of December 31, 2019 by $27 million. FHN's funded post retirement plan was also in an overfunded status as of December 31, 2020 and 2019.
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are recognized as a component of accumulated other comprehensive income. Balances reflected in accumulated other comprehensive income on a pre-tax basis for the years ended December 31, 2020 and 2019 consist of:

(Dollars in millions)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$342	$363	$1	$(2)
The pre-tax amounts recognized in other comprehensive income during 2020 and 2019 were as follows:

(Dollars in millions)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$(8)	$(14)	$3	$5
Items amortized during the measurement period:
Net actuarial gain (loss)	(13)	(10)	—	—
Total recognized in other comprehensive income	$(21)	$(24)	$3	$5
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
The following table provides detail on expected benefit payments, which reflect expected future service, as appropriate:

(Dollars in millions)	Pension Benefits	Other Benefits
2021	$41	$2
2022	41	2
2023	43	2
2024	44	2
2025	45	2
2026-2030	231	12

FIRST HORIZON CORPORATION	187	2020 FORM 10-K ANNUAL REPORT

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

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
Qualified pension plan assets primarily consist of fixed income securities which include U.S. treasuries, corporate bonds of companies from diversified industries, municipal bonds, and foreign bonds. Fixed income investments generally have long durations consistent with the estimated pension liabilities of FHN. This duration-matching strategy is intended to hedge substantially all of the plan’s risk associated with future benefit payments. Retiree medical funds are kept in short-term investments, primarily money market funds and mutual funds. On December 31, 2020 and 2019, FHN did not have any significant concentrations of risk within the plan assets related to the pension plan or the retiree medical plan.
The fair value of FHN’s pension plan assets at December 31, 2020 and 2019, by asset category classified using the Fair Value measurement hierarchy is shown in the table below. See Note 24 – Fair Value of Assets and Liabilities for more details about fair value measurements.

(Dollars in millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$23	$—	$—	$23
Fixed income securities:
U.S. treasuries	—	6	—	6
Corporate, municipal and foreign bonds	—	488	—	488
Common and collective funds:
Fixed income	—	379	—	379
Total	$23	$873	$—	$896

(Dollars in millions)	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$9	$—	$—	$9
Fixed income securities:
U.S. treasuries	—	5	—	5
Corporate, municipal and foreign bonds	—	515	—	515
Common and collective funds:
Fixed income	—	297	—	297
Total	$9	$817	$—	$826
The Pension and Savings Investment Committees, comprised of senior managers within the organization, meet regularly to review asset performance and potential portfolio revisions.
Adjustments to the qualified pension plan asset allocation primarily reflect changes in anticipated liquidity needs for plan benefits.
The fair value of FHN’s retiree medical plan assets at December 31, 2020 and 2019 by asset category are as follows:

(Dollars in millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$15	$—	$—	$15
Fixed income mutual funds	8	—	—	8
Total	$23	$—	$—	$23

FIRST HORIZON CORPORATION	188	2020 FORM 10-K ANNUAL REPORT

Note 18 – Pension, Savings, and Other Employee Benefits (Continued)

(Dollars in millions)	December 31, 2019
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$13	$—	$—	$13
Fixed income mutual funds	7	—	—	7
Total	$20	$—	$—	$20

FIRST HORIZON CORPORATION	189	2020 FORM 10-K ANNUAL REPORT

Note 19 - Stock Options, Restricted Stock, and Dividend Reinvestment Plans

Equity compensation plans
FHN currently has two plans which authorize the grant of new stock-based awards, the Equity Compensation Plan (ECP) and the IBERIABANK Corporation 2019 Stock Incentive Plan (SIP). New awards under the ECP may be granted to any of FHN's directors, officers, or associates. New awards under the SIP are limited to directors, officers, and associates who had one or more of those roles with IBKC before the merger closed. Most awards outstanding at year end were granted under these plans, though older stock options and certain deferred stock units remain outstanding under several plans which are no longer active.
The ECP authorizes a broad range of award types, including restricted shares, stock units, and stock options. Stock units may be paid in shares or cash, depending upon the terms of the award. The ECP also authorizes the grant of stock appreciation rights, though no such grants have been made. The SIP authorizes the granting of awards in the form of stock options, restricted stock, and restricted share units. Unvested awards have service and/or performance conditions which must be met in order for the shares to vest. Awards generally have service-vesting conditions, meaning that the associate must remain employed by FHN for certain periods in order for the award to vest. Some outstanding awards also have performance conditions, and one outstanding award has performance conditions associated with FHN’s stock price. FHN operates the ECP by establishing award programs, each of which is intended to cover a specific need. Programs are created, changed, or terminated as needs change.
On December 31, 2020, there were 3,115,117 shares available for new awards under the ECP and 10,558,375 shares available for new awards under the SIP. The ECP imposes a separate limit on full-value (non-option) awards which is included within the overall limit. At December 31, 2020, there were 2,311,791 shares available to be granted as full-value awards under the ECP and 5,279,187 shares available to be granted as full-value awards under the SIP.
Service condition full-value awards. Awards may be granted with service conditions only. In recent years, programs using these awards have included annual programs for executives and selected management associates, a mandatory deferral program for executives tied to annual bonuses earned, other mandatory or elective deferral programs, various retention programs, and special hiring-incentive situations. Details of the awards vary by program, but most are settled in shares at vesting rather than cash, and vesting rarely begins earlier than the first anniversary of grant and rarely extends beyond the fifth anniversary of grant. Annual programs tend to use multiple annual vesting dates while retention programs tend to use a single vesting date, but there are exceptions.
Performance condition awards. Under FHN’s long-term incentive and corporate performance programs, performance stock units (PSUs) (executives) and cash units (selected management employees) are granted annually and vest only if predetermined performance measures are met. The measures are changed each year based on goals and circumstances prevailing at the time of grant. In recent years the performance periods have been three years, with service-vesting near the third anniversary of the grant. PSUs granted after 2014 also have a post-vest holding period of two years. Recent annual performance awards require pro-rated forfeiture for performance falling between a threshold level and a maximum. Performance awards sometimes are used to provide a narrow, targeted incentive to a single person or small group; one such award which includes a market performance condition to FHN’s CEO is discussed in the next paragraph. Of the annual program awards paid during 2020 or outstanding on December 31, 2020: the 2015 units vested in 2018 and their two year post-vesting holding period ended during 2020, 2016 and 2017 units vested in 2019 and 2020 at the 104.2% payout level, respectively, and remain in a two year post-vesting holding period; the three years performance period of the 2018 units has ended but performance is measured relative to peers and has not yet been determined; and, the three years performance periods for the 2019 and 2020 units have not ended.
Market condition award. In 2016, FHN made a special grant of performance stock units to FHN’s CEO which will vest at the end of a performance period of seven years. The award has no provision for pro-rated payment based on partial performance. The award’s performance goal is based on achievement of a specific level of total shareholder return during the performance period.
Director awards. Non-employee directors receive cash and annual grants of service-conditioned stock units under a program approved by the board of directors. Director stock units granted prior to the IBKC merger vest in the year following the year of

FIRST HORIZON CORPORATION	190	2020 FORM 10-K ANNUAL REPORT

Note 19 - Stock Options, Restricted Stock, and Dividend Reinvestment Plans (Continued)
grant, require a payment deferral of two years, and settle in shares after the deferral period. In 2020 and 2019, each director received $85,000 or prorated equivalent of stock units, representing a portion of their annual retainer. Effective with the IBKC merger on July 1, 2020, the annual grant of director stock units was increased to $122,000 or prorated equivalent of stock units and all directors then in office received a supplemental grant to bring all directors up to the new annual grant level. Prior to 2005, directors could elect to defer cash compensation in the form of discount-priced stock options, some of which remain outstanding.

Stock and stock unit awards. A summary of restricted and performance stock and unit activity during the year ended December 31, 2020, is presented below:

	Shares/ Units (a)	Weighted average grant date fair value (per share) (b)
January 1, 2020	4,709,987	$16.25
Shares/units converted from IBKC	2,663,116	9.40
Shares/units granted	2,610,929	9.89
Shares/units vested/distributed	(1,551,877)	15.15
Shares/units canceled	(161,939)	12.55
December 31, 2020	8,270,216	$12.47
(a)Includes only units that settle in shares; nonvested performance units are included at 100% payout level.
(b)The weighted average grant date fair value for shares/units granted in 2019 and 2018 was $16.25 and $18.70, respectively.

On December 31, 2020, there was $38 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total grant date fair value of shares vested during 2020, 2019 and 2018, was $24 million, $15 million, and $13 million, respectively.

Stock option awards. Currently FHN operates only a single option program, calling for annual grants of service-vested options to executives. In the past, however, option programs varied widely in their uses and terms, and many old-program options, granted under the ECP or its predecessor plans, remain outstanding today. All options granted since 2005 provide for the issuance of FHN common stock at a price fixed at its fair market value on the grant date. Except for converted options and a special retention stock option award to the CEO in 2016, all options granted since 2008 vest fully no later than the fourth anniversary of grant, and all such options expire 7 years from the grant date. CBF converted options and IBKC converted options granted prior to November 3, 2019 (the merger agreement date) are fully vested and expire ten years from grant date. IBKC converted options granted subsequent to the merger agreement vest fully no later than the fifth anniversary of the grant date and expire ten years from grant date. The 2016 retention award vests beginning on the fourth anniversary of grant and extends through the sixth anniversary of grant. A deferral program, which was discontinued in 2005, allowed for foregone compensation plus the exercise price to equal the fair market value of the stock on the date of grant if the grantee agreed to receive the options in lieu of compensation. Deferral options still outstanding expire 20 years from the grant date.

FIRST HORIZON CORPORATION	191	2020 FORM 10-K ANNUAL REPORT

Note 19 - Stock Options, Restricted Stock, and Dividend Reinvestment Plans (Continued)
The summary of stock option activity for the year ended December 31, 2020, is shown below:

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
January 1, 2020	4,931,781	$15.61
Converted IBKC	3,597,856	14.39
Options granted	584,881	15.90
Options exercised	(597,686)	11.55
Options expired/canceled	(767,750)	17.44
December 31, 2020	7,749,082	$15.20	3.85	$5
Options exercisable	5,766,528	15.02	3.16	4
Options expected to vest	1,982,554	15.70	5.86	—
The total intrinsic value of options exercised during 2020, 2019 and 2018 was $3 million, $4 million, and $3 million, respectively. On December 31, 2020, there was $1 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.
FHN granted or converted 4,182,737, 530,787 and 394,296 stock options with a weighted average fair value of $2.13, $2.69, and $3.89 per option at grant date in 2020, 2019 and 2018, respectively.
FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted or converted in 2020, 2019, and 2018 with the following assumptions:

	2020	2019	2018
Expected dividend yield	3.77%	3.63%	2.57%
Expected weighted-average lives of options granted	6.25 years	6.24 years	6.21 years
Expected weighted-average volatility	23.94%	24.76%	24.61%
Expected volatility range	23.32 - 24.56%	23.07 - 26.45%	23.95 - 25.26%
Risk-free interest rate	1.47%	2.53%	2.69%
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
Phantom stock awards. As a result of the IBKC merger, FHN assumed phantom stock awards under various plans to officers and other key associates. The awards are subject to a vesting period of five years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested share equivalents multiplied by closing market price of a share of the Company's common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award's dollar value divided by the closing market price of a share of the Company's common stock on the grant date. As of December 31, 2020, there were 659,597 share equivalents of phantom stock awards outstanding. See Note 1 - Significant Accounting Policies for more discussion on FHN's phantom stock awards.
Compensation Cost. The compensation cost that has been included in the Consolidated Statements of Income pertaining to stock-based awards was $32 million, $22 million, and $23 million for 2020, 2019, and 2018, respectively. The corresponding total income tax benefits recognized were $8 million in 2020, $6 million in 2019, and $6 million in 2018.

FIRST HORIZON CORPORATION	192	2020 FORM 10-K ANNUAL REPORT

Note 19 - Stock Options, Restricted Stock, and Dividend Reinvestment Plans (Continued)
Authorization. Consistent with Tennessee state law, only authorized, but unissued, stock may be utilized in connection with any issuance of FHN common stock which may be required as a result of stock based compensation awards. FHN has obtained authorization from the Board of Directors to repurchase up to certain numbers of shares related to issuance under the ECP and several older stock award plans. These authorizations are automatically adjusted for stock splits and stock dividends. Repurchases are authorized to be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, legal and regulatory restrictions, and prudent capital management. FHN does not currently expect to repurchase a material number of shares under the compensation plan-related repurchase program during 2021.
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

FIRST HORIZON CORPORATION	193	2020 FORM 10-K ANNUAL REPORT

Note 20 - Business Segment Information
During the fourth quarter of 2020, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, FHN's reportable business segments were Regional Banking, Fixed Income, Corporate, and Non-strategic. On July 1, 2020, FHN and IBKC closed their merger of equals transaction. This transaction prompted organizational changes to better integrate and execute the combined Company's strategic priorities across all lines of businesses. As a result, FHN revised its reportable segments as described below. Prior period segment information has been reclassified to conform to the current period presentation.

FHN is composed of the following operating segments:

•Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to consumer and commercial clients primarily in the southern U.S. and other selected markets. Regional Banking also provides investment, wealth management, financial planning, trust and asset management services for consumer clients.

•Specialty Banking segment consists of lines of business that deliver product offerings and services with specialized industry knowledge. Specialty Banking’s lines of business include asset-based lending, mortgage warehouse lending, commercial real estate, franchise finance, correspondent banking, equipment finance, mortgage, and title insurance. In addition to traditional lending and deposit taking, Specialty Banking also delivers treasury management solutions, loan syndications, international banking and SBA lending. Additionally, Specialty Banking has a line of business focused on fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

•Corporate segment consists primarily of corporate support functions including risk management, audit, accounting, finance, executive office, and corporate communications. Shared support services such as human resources, properties, technology, credit risk and bank operations are allocated to the activities of Regional Banking, Specialty Banking and Corporate. Additionally, the Corporate segment includes centralized management of capital and funding to support the business activities of the company including management of wholesale funding, liquidity, and capital management and allocation. The Corporate segment also includes the revenue and expense associated with run-off businesses such as pre-2009 mortgage banking elements, run-off consumer and trust preferred loan portfolios, and other exited businesses.
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

FIRST HORIZON CORPORATION	194	2020 FORM 10-K ANNUAL REPORT

Note 20 - Business Segment Information (Continued)

The following tables present financial information for each reportable segment for the years ended December 31:

(Dollars in millions)	2020	2019	2018
Consolidated
Net interest income	$1,662	$1,210	$1,220
Provision for credit losses (a)	503	45	8
Noninterest income	1,492	654	723
Noninterest expense	1,718	1,233	1,221
Income before income taxes	933	586	714
Income tax expense	76	134	157
Net income	$857	$452	$557
Average assets	$64,346	$41,744	$40,225
Depreciation and amortization	46	65	59
Expenditures for long-lived assets	379	49	38
(a) Increase in provision for credit losses in 2020 is primarily due to provision related to non-PCD loans acquired in the IBKC merger and Truist branch acquisition and the economic forecast attributable to the COVID-19 pandemic.

FIRST HORIZON CORPORATION	195	2020 FORM 10-K ANNUAL REPORT

Note 20 - Business Segment Information (Continued)

(Dollars in millions)	2020	2019	2018
Regional Banking
Net interest income	$1,307	$773	$815
Provision for credit losses	392	24	4
Noninterest income	343	289	264
Noninterest expense	900	626	707
Income before income taxes	358	412	368
Income tax expense	77	94	82
Net income	$281	$318	$286
Average assets	$31,802	$18,252	$17,263
Depreciation and amortization	(46)	22	18
Expenditures for long-lived assets	283	29	36
Specialty Banking
Net interest income	$583	$444	$417
Provision for loan losses	117	37	15
Noninterest income	576	318	210
Noninterest expense	491	351	302
Income before income taxes	551	374	310
Income tax expense	134	93	76
Net income	$417	$281	$234
Average assets	$19,713	$15,508	$14,420
Depreciation and amortization	3	14	19
Expenditures for long-lived assets	6	4	2
Corporate
Net interest expense	$(228)	$(7)	$(12)
Provision credit for loan losses	(6)	(16)	(11)
Noninterest income (a)	573	47	249
Noninterest expense (b)(c)(d)	327	256	212
Income (loss) before income taxes	24	(200)	36
Income tax benefit	(135)	(53)	(1)
Net income (loss)	$159	$(147)	$37
Average assets	$12,831	$7,984	$8,542
Depreciation and amortization	89	29	22
Expenditures for long-lived assets	90	16	—
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)    2020 includes $533 million purchase accounting gain associated with the IBKC merger; 2018 includes a $213 million pre-tax gain from the sale of Visa Class B shares.
(b)    2019 includes restructuring-related costs associated with efficiency initiatives; refer to Note 25 - Restructuring, Repositioning, and Efficiency for additional information. 2020, 2019 and 2018 include merger-related expenses; refer to Note 2 - Acquisitions and Divestitures for additional information.
(c)    2019 includes $21 million of asset impairments, professional fees, and other client-contact and technology-related expenses associated with rebranding initiatives.
(d)    2020 and 2019 include $41 million and $11 million, respectively of contributions to FHN's foundations.

FIRST HORIZON CORPORATION	196	2020 FORM 10-K ANNUAL REPORT

Note 20 - Business Segment Information (Continued)

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the years ended December 31, 2020, 2019, and 2018:

	December 31, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$422	$—	$423
Deposit transactions and cash management	131	11	6	148
Mortgage banking and title income	—	128	1	129
Brokerage, management fees and commissions	66	—	—	66
Trust services and investment management	39	—	—	39
Bankcard income	34	2	1	37
Securities gains (losses), net (b)	—	—	(6)	(6)
Purchase accounting gain	—	—	533	533
Other income (c)	72	13	38	123
Total noninterest income	$343	$576	$573	$1,492

	December 31, 2019
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$278	$1	$279
Deposit transactions and cash management	114	11	7	132
Mortgage banking and title income	—	8	2	10
Brokerage, management fees and commissions	55	—	—	55
Trust services and investment management	30	—	—	30
Bankcard income	26	2	—	28
Other income (c)	64	19	37	120
Total noninterest income	$289	$318	$47	$654

	December 31, 2018
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$164	$4	$168
Deposit transactions and cash management	110	17	6	133
Mortgage banking and title income	—	8	3	11
Brokerage, management fees and commissions	55	—	—	55
Trust services and investment management	30	—	—	30
Bankcard income	28	1	—	29
Securities gains (losses), net (b)	—	—	213	213
Other income (c)	41	20	23	84
Total noninterest income	$264	$210	$249	$723
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)For years ended 2020, 2019 and 2018, includes $39 million, $34 million and $29 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers." 2019 and 2018 include $1 million and $4 million, respectively, of gains from the reversal of a previous valuation adjustment due to sales and payoffs of TRUPS loans excluded from the scope of ASC 606 in the Corporate segment.
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total non-interest income. 2018 includes a pre-tax gain of $213 million from the sale of FHN's remaining holdings of Visa Class B shares.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	197	2020 FORM 10-K ANNUAL REPORT

Note 21 - Variable Interest Entities

FHN makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. FHN consolidates a VIE if it is the primary beneficiary of the entity. FHN is the primary beneficiary of a VIE if its variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, FHN considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. FHN assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
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

The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
(Dollars in millions)
Assets:
Other assets	$164	$92
Total assets	$164	$92
Liabilities:
Other liabilities	$142	$71
Total liabilities	$142	$71
Nonconsolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships. Through designated wholly-owned subsidiaries, First Horizon Bank, makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. FHN is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, FHN does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify

FIRST HORIZON CORPORATION	198	2020 FORM 10-K ANNUAL REPORT

Note 21 - Variable Interest Entities (Continued)
for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material during 2020, 2019, and 2018.
The following table summarizes the impact to Income tax expense on the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 for LIHTC investments accounted for under the proportional amortization method.

(Dollars in millions)	2020	2019	2018
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$23	$15	$11
Low income housing tax credits	(22)	(14)	(10)
Other tax benefits related to qualifying LIHTC investments	(10)	(6)	(7)

Other Tax Credit Investments.Through designated subsidiaries, First Horizon Bank, periodically makes equity investments as a non-managing member in various LLCs that sponsor community development projects utilizing the NMTC. First Horizon Bank also makes equity investments as a limited partner or non-managing member in entities that receive tax credits from solar and historic tax credits. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. These entities are considered VIEs as First Horizon Bank's subsidiaries represent the holders of the equity investment at risk, but do not have the ability to direct the activities that most significantly affect the performance of the entities.

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

FIRST HORIZON CORPORATION	199	2020 FORM 10-K ANNUAL REPORT

Note 21 - Variable Interest Entities (Continued)
benefits and losses of the borrowing entity. First Horizon Bank has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.

Proprietary Trust Preferred Issuances. In conjunction with its acquisitions, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the ability to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.

Other. Prior to 2020, FHN had other investments that were determined to be VIE's, which included a sale leaseback transaction and proprietary residential mortgage securitizations.

First Horizon Bank had entered into an agreement with a single asset leasing entity whereby First Horizon Bank entered into a construction loan agreement with the leasing entity for renovation of the building. Upon adoption of ASU 2016-02, the transaction qualified as a seller-financed sale-leaseback. First Horizon Bank was not considered the primary beneficiary and thus was precluded from consolidating the leasing entity. The maximum loss exposure at December 31, 2019 was $18 million.

Prior to 2020, FHN also held variable interests in proprietary residential mortgage securitization trusts that were established prior to 2008 as a source of liquidity for its mortgage banking operations. First Horizon Bank was not considered the primary beneficiary and thus did not consolidate the leasing entity. The maximum loss exposure at December 31, 2019 was $1 million.
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2020:

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$338	$132	(a)
Other tax credit investments (b)	64	42	Other assets
Small issuer trust preferred holdings (c)	210	—	Loans and leases
On-balance sheet trust preferred securitization	32	82	(d)
Holdings of agency mortgage-backed securities (c)	7,063	—	(e)
Commercial loan troubled debt restructurings (f)	186	—	Loans and leases
Proprietary trust preferred issuances (g)	—	287	Term borrowings

(a) Maximum loss exposure represents $206 million of current investments and $132 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b) Maximum loss exposure represents the value of current investments.
(c) Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d) Includes $112 million classified as Loans and leases, and $2 million classified as Trading securities which are offset by $82 million classified as Term borrowings.
(e) Includes $0.8 billion classified as Trading securities and $6.2 billion classified as Securities available for sale.
(f) Maximum loss exposure represents $176 million of current receivables and $10 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g) No exposure to loss due to nature of FHN's involvement.

FIRST HORIZON CORPORATION	200	2020 FORM 10-K ANNUAL REPORT

Note 21 - Variable Interest Entities (Continued)
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2019:

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$238	$136	(a)
Other tax credit investments (b) (c)	6	—	Other assets
Small issuer trust preferred holdings (d)	238	—	Loans and leases
On-balance sheet trust preferred securitization	33	81	(e)
Proprietary residential mortgage securitizations	1	—	Trading securities
Holdings of agency mortgage-backed securities (d)	4,538	—	(f)
Commercial loan troubled debt restructurings (g)	45	—	Loans and leases
Sale-leaseback transaction	18	—	(h)
Proprietary trust preferred issuances (i)	—	167	Term borrowings
(a)Maximum loss exposure represents $101 million of current investments and $137 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are also recognized in Other liabilities.
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
(e)Includes $112 million classified as Loans and leases and $2 million classified as Trading securities, which are offset by $81 million classified as Term borrowings.
(f)Includes $0.5 billion classified as Trading securities and $4.0 billion classified as Securities available for sale.
(g)Maximum loss exposure represents $43 million of current receivables and $2 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(h)Maximum loss exposure represents the current loan balance plus additional funding commitments less amounts received from the buyer-lessor.
(i)No exposure to loss due to nature of FHN's involvement.

FIRST HORIZON CORPORATION	201	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) through its fixed income and risk management operations, as part of its risk management strategy and as a means to meet clients’ needs. Derivative instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet as required by GAAP. The contractual or notional amounts of these financial instruments do not necessarily represent the amount of credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. The ALCO controls, coordinates, and monitors the usage and effectiveness of these financial instruments.
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On December 31, 2020 and 2019, respectively, FHN had $280 million and $137 million of cash receivables and $166 million and $53 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
Derivative Instruments. FHN enters into various derivative contracts both to facilitate client transactions and as a risk management tool. Where contracts have been created for clients, FHN enters into upstream transactions with dealers to offset its risk exposure. Contracts with dealers that require central clearing are novated to a clearing agent who becomes FHN’s counterparty. Derivatives are also used as a risk management tool to hedge FHN’s exposure to changes in interest rates or other defined market risks.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its

FIRST HORIZON CORPORATION	202	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives (Continued)

securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within Other assets and Other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $371 million, $228 million and $132 million for the years ended December 31, 2020, 2019 and 2018, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,950	$207	$7
Offsetting upstream interest rate contracts	3,950	2	17
Forwards and futures purchased	10,795	62	—
Forwards and futures sold	11,633	1	65

	December 31, 2019
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$2,698	$66	$7
Offsetting upstream interest rate contracts	2,698	3	4
Option contracts purchased	40	—	—
Forwards and futures purchased	9,217	17	3
Forwards and futures sold	9,403	4	17
Interest Rate Risk Management
FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, primarily swaps, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long term debt is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial clients that includes customer derivatives paired with upstream offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in Noninterest expense on the Consolidated Statements of Income.
FHN had designated derivative transactions in hedging strategies to manage interest rate risk on $400 million of senior debt prior to its maturity in 2019 and on $500 million of senior debt with a maturity in December 2020. These transactions qualified for hedge accounting using the long-haul method. FHN early redeemed the $400 million senior debt in 2019 and the $500 million senior debt in November 2020.

FIRST HORIZON CORPORATION	203	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives (Continued)

The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$6,868	$436	$1
Offsetting upstream interest rate contracts	6,868	5	35

	December 31, 2019
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$3,044	$90	$4
Offsetting upstream interest rate contracts	3,044	4	10
Debt Hedging
Hedging Instruments:
Interest rate swaps	$500	N/A	$—
Hedged Items:
Term borrowings:
Par	N/A	N/A	$500
Cumulative fair value hedging adjustments	N/A	N/A	(2)
Unamortized premium (discount) and issuance costs	N/A	N/A	(1)
Total carrying value	N/A	N/A	$497

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$357	$92	$2
Offsetting upstream interest rate contracts (a)	(357)	(92)	(2)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$2	$13	$(2)
Hedged Items:
Term borrowings (a) (c)	(2)	(13)	2
(a)Gains (losses) included in Other expense within the Consolidated Statements of Income.
(b)Gains (losses) included in Interest expense.
(c)Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.
Cash Flow Hedges
FHN has outstanding pay floating, receive fixed interest rate swaps designed to manage its exposure to the variability in cash flows related to interest payments on debt instruments, which primarily consist of held-to-maturity trust preferred loans. In conjunction with the IBKC merger, FHN acquired interest rate contracts (floors and collars) which have been re-designated as cash flow hedges. The debt instruments primarily consist of held-to-maturity

FIRST HORIZON CORPORATION	204	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives (Continued)

commercial loans that have variable interest payments based on 1-month LIBOR.
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,500	$32	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,500	N/A

	December 31, 2019
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$900	N/A	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$900	N/A
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$3	$21	$(6)
Gain (loss) recognized in Other comprehensive income (loss)	15	11	(6)
Gain (loss) reclassified from AOCI into Interest income	(6)	4	2
(a)Approximately $28 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.
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

FIRST HORIZON CORPORATION	205	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives (Continued)

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$667	$20	$—
Forward contracts purchased	725	—	6

The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the year ended December 31, 2020.

Year Ended December 31,
2020
(Dollars in millions)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$15
Forward contracts purchased	(37)

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

As of December 31, 2020 and December 31, 2019, the derivative liabilities associated with the sales of Visa Class B shares were $13 million and $23 million, respectively. See Note 24 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of December 31, 2020 and December 31, 2019, these loans were valued at $12 million and $18 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. FHN’s counterparties in these contracts are other lending institutions involved in the loan participation/syndication arrangements for which the underlying interest rate derivative contract is intended to hedge interest rate risk for the borrower. FHN will make (other institution is the lead bank) or receive (FHN is the lead bank) payments for risk participations if the borrower defaults on its obligation to perform under the terms of its interest rate derivative agreement with the lead bank in the participation. As of December 31, 2020, the notional values of FHN’s risk participations were $233 million of derivative assets and $464 million of derivative liabilities. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing

FIRST HORIZON CORPORATION	206	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives (Continued)

credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. As of December 31, 2020, FHN had recognized $280 thousand of derivative assets and $820 thousand of derivative liabilities associated with risk participation agreements.
In conjunction with the IBKC merger, FHN obtained certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of December 31, 2020, FHN had recognized $1 million of both assets and liabilities associated with these contracts.
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
Interest rate derivatives are subject to agreements consistent with standard agreement forms of the ISDA. Currently, all interest rate derivative contracts are entered into as over-the-counter transactions and collateral posting requirements are based on the net asset or liability position with each respective counterparty. For contracts that require central clearing, novation to a counterparty with access to a clearinghouse occurs and initial margin is posted. Cash margin received (posted) that is considered settlements for the derivative contracts is included in the respective derivative asset (liability) value. Cash margin that is considered collateral received (posted) for interest rate derivatives is recognized as a liability (asset) on FHN’s Consolidated Balance Sheet.
Interest rate derivatives with clients that are smaller financial institutions typically require posting of collateral by the counterparty to FHN. This collateral is subject to a threshold with daily adjustments based upon changes in the level or fair value of the derivative position. Positions and related collateral can be netted in the event of default. Collateral pledged by a counterparty is typically cash or securities. The securities pledged as collateral are not recognized within FHN’s Consolidated Balance Sheets. Interest rate derivatives associated with lending arrangements share the collateral with the related loan(s). The derivative and loan positions may be netted in the event of default. For disclosure purposes, the entire collateral amount is allocated to the loan.
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $200 million of assets and $5 million of liabilities on December 31, 2020, and $63 million of assets and $6 million of liabilities on December 31, 2019. As of December 31, 2020 and 2019, FHN had received collateral of $320 million and $149 million and posted collateral of $34 million and $18 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank's) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $216 million of assets and $17 million of liabilities on December 31, 2020, and $63 million of assets and $10 million of liabilities on December 31, 2019. As of December 31, 2020 and 2019, FHN had received collateral of $343 million and $149 million and posted collateral of $53 million and $23 million, respectively, in the normal course of business related to these contracts.
FHNF buys and sells various types of securities for its clients. When these securities settle on a delayed basis, they are considered forward contracts, and are generally not subject to master netting agreements. For futures and options, FHN transacts through a third party, and the transactions are subject to margin and collateral maintenance requirements. In the event of default, open positions can be offset along with the associated collateral.
For this disclosure, FHN considers the impact of master netting and other similar agreements which

FIRST HORIZON CORPORATION	207	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives (Continued)

allow FHN to settle all contracts with a single counterparty on a net basis and to offset the net derivative asset or liability position with the related securities and cash collateral. The application of the collateral cannot reduce the net derivative asset or liability position below zero, and therefore any excess collateral is not reflected in the following tables.
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of December 31, 2020 and 2019:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
December 31, 2020
Interest rate derivative contracts	$702	$—	$702	$(7)	$(327)	$368
Forward contracts	63	—	63	(14)	(20)	29
	$765	$—	$765	$(21)	$(347)	$397

December 31, 2019
Interest rate derivative contracts	$162	$—	$162	$(6)	$(143)	$13
Forward contracts	21	—	21	(13)	(2)	6
	$183	$—	$183	$(19)	$(145)	$19
(a)Included in Other assets on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, $4 million and $0.1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON CORPORATION	208	2020 FORM 10-K ANNUAL REPORT

Note 22 - Derivatives (Continued)

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of December 31, 2020 and 2019:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
December 31, 2020
Interest rate derivative contracts	$60	$—	$60	$(7)	$(31)	$22
Forward contracts	65	—	65	(14)	(51)	—
	$125	$—	$125	$(21)	$(82)	$22

December 31, 2019
Interest rate derivative contracts	$24	$—	$24	$(6)	$(18)	$—
Forward contracts	20	—	20	(13)	(7)	—
	$44	$—	$44	$(19)	$(25)	$—
(a)Included in Other liabilities on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, $22 million and $23 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON CORPORATION	209	2020 FORM 10-K ANNUAL REPORT

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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of December 31:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
2020	$380	$—	$380	$—	$(379)	$1
2019	587	—	587	(21)	(563)	3
The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of December 31:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
2020	$1,187	$—	$1,187	$—	$(1,187)	$—
2019	717	—	717	(21)	(696)	—

FIRST HORIZON CORPORATION	210	2020 FORM 10-K ANNUAL REPORT

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

	December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$284	$—	$284
Government agency issued MBS	616	—	616
Government agency issued CMO	10	—	10
Other U.S. government agencies	151	—	151
Government guaranteed loans (SBA and USDA)	126	—	126
Total securities sold under agreements to repurchase	$1,187	$—	$1,187

	December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$41	$—	$41
Government agency issued MBS	341	5	346
Other U.S. government agencies	55	—	55
Government guaranteed loans (SBA and USDA)	275	—	275
Total securities sold under agreements to repurchase	$712	$5	$717

FIRST HORIZON CORPORATION	211	2020 FORM 10-K ANNUAL REPORT

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
•Level 2—Valuation is based upon quoted prices for similar instruments in active

•markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

FIRST HORIZON CORPORATION	212	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$81	$—	$81
Government agency issued MBS	—	633	—	633
Government agency issued CMO	—	212	—	212
Other U.S. government agencies	—	62	—	62
States and municipalities	—	7	—	7
Corporate and other debt	—	181	—	181
Total trading securities	—	1,176	—	1,176
Loans held for sale (elected fair value)	—	393	12	405
Loans held for investment (elected fair value)	—	—	16	16
Securities available for sale:
U.S. treasuries	—	613	—	613
Government agency issued MBS	—	3,812	—	3,812
Government agency issued CMO	—	2,406	—	2,406
Other U.S. government agencies	—	684	—	684
States and municipalities	—	460	—	460
Corporate and other debt	—	40	—	40
Interest-only strips (elected fair value)	—	—	32	32
Total securities available for sale	—	8,015	32	8,047
Other assets:
Deferred compensation mutual funds	118	—	—	118
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	63	—	—	63
Derivatives, interest rate contracts	—	702	—	702
Derivatives, other	—	4	—	4
Total other assets	206	706	—	912
Total assets	$206	$10,290	$60	$10,556
Trading liabilities:
U.S. treasuries	$—	$307	$—	$307
Government issued agency MBS	—	3	—	3
Corporate and other debt	—	43	—	43
Total trading liabilities	—	353	—	353
Other liabilities:
Derivatives, forwards and futures	71	—	—	71
Derivatives, interest rate contracts	—	60	—	60
Derivatives, other	—	4	14	18
Total other liabilities	71	64	14	149
Total liabilities	$71	$417	$14	$502

FIRST HORIZON CORPORATION	213	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)

	December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$135	$—	$135
Government agency issued MBS	—	268	—	268
Government agency issued CMO	—	250	—	250
Other U.S. government agencies	—	125	—	125
States and municipalities	—	121	—	121
Corporate and other debt	—	445	—	445
Equity, mutual funds, and other	—	1	—	1
Total trading securities	—	1,345	—	1,345
Trading securities—mortgage banking	—	—	1	1
Loans held for sale (elected fair value)	—	—	14	14
Securities available for sale:
Government agency issued MBS	—	2,349	—	2,349
Government agency issued CMO	—	1,670	—	1,670
Other U.S. government agencies	—	306	—	306
States and municipalities	—	61	—	61
Corporate and other debt	—	40	—	40
Interest-only strips (elected fair value)	—	—	19	19
Total securities available for sale	—	4,426	19	4,445
Other assets:
Deferred compensation mutual funds	47	—	—	47
Equity, mutual funds, and other	23	—	—	23
Derivatives, forwards and futures	20	—	—	20
Derivatives, interest rate contracts	—	163	—	163
Total other assets	90	163	—	253
Total assets	$90	$5,934	$34	$6,058
Trading liabilities:
U.S. treasuries	$—	$407	$—	$407
Corporates and other debt	—	99	—	99
Total trading liabilities	—	506	—	506
Other liabilities:
Derivatives, forwards and futures	20	—	—	20
Derivatives, interest rate contracts	—	24	—	24
Derivatives, other	—	—	23	23
Total other liabilities	20	24	23	67
Total liabilities	$20	$530	$23	$573

FIRST HORIZON CORPORATION	214	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the years ended December 31, 2020, 2019 and 2018 on a recurring basis are summarized as follows:

	Year Ended December 31, 2020
(Dollars in millions)	Trading securities		Interest-only strips- AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on January 1, 2020	$1		$19		$14		$—	$(23)
Acquired	—		—		—		14	—
Total net gains (losses) included in net income	(1)		(6)		1		—	(1)
Purchases	—		6		—		—	—
Sales	—		(11)		—		(4)	—
Settlements	—		—		(3)		(3)	10
Net transfers into (out of) Level 3	—		24	(b)	—		9	—
Balance on December 31, 2020	$—		$32		$12		$16	$(14)
Net unrealized gains (losses) included in net income	$—	(a)	$(4)	(c)	$1	(a)	$—	$(1)	(d)

	Year Ended December 31, 2019
(Dollars in millions)	Trading securities		Interest-only strips- AFS		Loans held for sale		Net derivative liabilities
Balance on January 1, 2019	$2		$10		$16		$(32)
Total net gains (losses) included in net income	—		(5)		2		(4)
Purchases	—		—		—		—
Sales	—		(47)		—		—
Settlements	(1)		—		(4)		13
Net transfers into (out of) Level 3	—		61	(b)	—		—
Balance on December 31, 2019	$1		$19		$14		$(23)
Net unrealized gains (losses) included in net income	$—	(a)	$(2)	(c)	$2	(a)	$(4)	(d)

	Year Ended December 31, 2018
(Dollars in millions)	Trading securities		Interest-only strips- AFS		Loans held for sale		Net derivative liabilities
Balance on January 1, 2018	$2		$1		$19		$(6)
Total net gains (losses) included in net income	1		—		1		(5)
Purchases	—		—		—		(28)	(e)
Sales	—		(17)		—		—
Settlements	(1)		—		(4)		7
Net transfers into (out of) Level 3	—		26	(b)	—		—
Balance on December 31, 2018	$2		$10		$16		$(32)
Net unrealized gains (losses) included in net income	$—	(a)	$(1)	(c)	$1	(a)	$(5)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in Other expense.
(e)Increase related to Visa-related derivatives, see Note 22-Derivatives.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of December 31, 2020, 2019 and 2018.

FIRST HORIZON CORPORATION	215	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (“LOCOM”) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at December 31, 2020, 2019 and 2018, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at December 31, 2020				Year Ended December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$508	$1	$509	$(3)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	77	77	(12)
OREO (b)	—	—	15	15	(1)
Other assets (c)	—	—	9	9	(2)
					$(18)

	Carrying value at December 31, 2019				Year Ended December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$493	$1	$494	$(2)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	42	42	(7)
OREO (b)	—	—	16	16	(1)
Other assets (c)	—	—	11	11	(2)
					$(12)

	Carrying value at December 31, 2018				Year Ended December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—other consumer	$—	$19	$—	$19	$(2)
Loans held for sale—SBAs and USDA	—	577	1	578	(2)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	48	48	(1)
OREO (b)	—	—	22	22	(2)
Other assets (c)	—	—	9	9	(5)
					$(12)

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

In 2020, FHN recognized $7 million of fixed asset impairments and $6 million of impairments for lease assets primarily related to continuing merger and acquisition integration efforts associated with reduction of leased office space and branch optimization. These amounts were primarily recognized in the Corporate segment.
In 2019, FHN recognized $5 million of impairments and $1 million of impairment reversals, respectively, related to dispositions of acquired properties and $2 million of impairments for lease assets related to continuing acquisition integration efforts associated with reduction of leased office space and branch optimization. Related to its restructuring,

FIRST HORIZON CORPORATION	216	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
repositioning, and efficiency efforts, FHN recognized $14 million of impairments and $1 million of impairment reversals, respectively, for tangible long-lived assets and lease assets. Related to its rebranding initiative, FHN recognized $7 million of impairments for long-lived tangible assets, primarily signage, related to FHN's rebranding initiative. These amounts were recognized in the Corporate segment.
In 2018, FHN recognized $4 million of impairments of long-lived assets primarily related to optimization efforts for its facilities. Also, in 2018, $2 million of impairment charges previously recognized in 2017 in the Corporate segment were reversed based on the disposition prices for the applicable locations.
Lease asset impairments recognized in 2020 and 2019 represent the reduction in value of the right-of-use assets associated with leases that are being exited in advance of the contractual lease expiration.
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

FIRST HORIZON CORPORATION	217	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of December 31, 2020 and 2019:

(Dollars in millions)
				Values Utilized
Level 3 Class	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA - interest only strips	$32	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	15% - 17%	15%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	5% - 15%	5%
			Foreclosure losses	59% - 70%	63%
			Loss severity trends - First mortgage	3% - 19% of UPB	12%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	7%-8%	7%
Loans held for investment	$16	Discounted cash flow	Constant prepayment rate	0% - 26%	11%
			Constant default rate	0% - 14%	1%
			Loss severity trends	0% -100%	11%
Derivative liabilities, other	$14	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	3 - 27 months	19 months
Loans and leases (a)	$77	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$15	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$9	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.

FIRST HORIZON CORPORATION	218	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

(Dollars in millions)
				Values Utilized
Level 3 Class	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA - interest only strips	$19	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	16% - 17%	16%
Loans held for sale - residential real estate	$15	Discounted cash flow	Prepayment speeds - First mortgage	3% - 14%	4%
			Prepayment speeds - HELOC	0% - 12%	8%
			Foreclosure losses	50% - 66%	64%
			Loss severity trends - First mortgage	3% - 24% of UPB	14%
			Loss severity trends - HELOC	0% - 72% of UPB	50%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	9%	9%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	15 - 39 months	29 months
Loans and leases (a)	$42	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$16	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$11	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON CORPORATION	219	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
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
Fair Value Option
FHN has elected the fair value option on a prospective basis for substantially all types of mortgage loans originated for sale purposes except for mortgage origination operations which utilize the platform acquired from CBF. FHN determined that the election reduces certain timing differences and better matches changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.
Repurchased loans relating to mortgage banking operations conducted prior to the IBKC merger are recognized within loans held for sale at fair value at

FIRST HORIZON CORPORATION	220	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
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

	December 31, 2020
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$405	$442	$(37)
Nonaccrual loans	2	5	(3)
Loans held for investment reported at fair value:
Total loans	16	17	(1)
Nonaccrual loans	1	1	—

	December 31, 2019
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$14	$19	$(5)
Nonaccrual loans	4	7	(3)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$4	$2	$1
For the years ended December 31, 2020, 2019 and 2018, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.

FIRST HORIZON CORPORATION	221	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
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
Determination of Fair Value
Fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following describes the assumptions and methodologies used to estimate the fair value of financial instruments recorded at fair value in the Consolidated Balance Sheets and for estimating the fair value of financial instruments for which fair value is disclosed.
Short-term financial assets. Federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with other financial institutions and the Federal Reserve are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Trading securities and trading liabilities. Trading securities and trading liabilities are recognized at fair value through current earnings. Trading inventory held for broker-dealer operations is included in trading securities and trading liabilities. Broker-dealer long positions are valued at bid price in the bid-ask spread. Short positions are valued at the ask price. Inventory positions are valued using observable inputs including current market transactions, benchmark yields, credit spreads and consensus prepayment speeds. Trading loans are valued using observable inputs including current market transactions, swap rates, mortgage rates, and consensus prepayment speeds.
Prior to December 31, 2020, trading securities also included retained interests in prior mortgage securitizations that qualify as financial assets, which include primarily principal-only strips. FHN uses inputs including yield curves, credit spreads, and prepayment speeds to determine the fair value of principal-only strips.
Securities available for sale. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include benchmark yields, consensus prepayment speeds and credit spreads. Trades from similar securities and broker quotes are used to support these valuations.
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
Loans held for sale. FHN determines the fair value of loans held for sale using either current transaction prices or discounted cash flow models. Fair values are determined using current transaction prices and/or values on similar assets when available, including committed bids for specific loans or loan portfolios. Uncommitted bids may be adjusted based on other available market information.
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

FIRST HORIZON CORPORATION	222	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
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
Mortgage loans held for investment at fair value option. The fair value of mortgage loans held for investment at fair value option is determined by a third party using a discounted cash flow model using various assumptions about future loan performance (constant prepayment rate, constant default rate and loss severity trends) and market discount rates.
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
Valuations of other derivatives (primarily interest rate contracts) are based on inputs observed in active markets for similar instruments. Typically inputs include benchmark yields, option volatility and option skew. Starting in October 2020, centrally cleared derivatives are discounted using SOFR as required by clearinghouses. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. For derivative contracts with daily cash margin requirements that are considered settlements, the daily margin amount is netted within derivative assets or liabilities. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as client loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value. The determination of fair value for FHN’s derivative liabilities associated with its prior sales of Visa Class B shares are classified within Level 3 in the fair value measurements disclosure as previously discussed in the unobservable inputs discussion.
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

FIRST HORIZON CORPORATION	223	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of December 31, 2020 and December 31, 2019, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
Assets and liabilities that are not financial instruments have not been included in the following table such as the value of long-term relationships with deposit and trust clients, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Additionally, these measurements are solely for financial instruments as of the measurement date and do not consider the earnings potential of our various business lines. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of FHN.

FIRST HORIZON CORPORATION	224	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,651	$—	$—	$32,582	$32,582
Commercial real estate	12,033	—	—	12,079	12,079
Consumer:
Consumer real estate (a)	11,483	—	—	11,903	11,903
Credit card & other	1,102	—	—	1,131	1,131
Total loans and leases, net of allowance for loan and lease losses	57,269	—	—	57,695	57,695
Short-term financial assets:
Interest-bearing deposits with banks	8,351	8,351	—	—	8,351
Federal funds sold	65	—	65	—	65
Securities purchased under agreements to resell	380	—	380	—	380
Total short-term financial assets	8,796	8,351	445	—	8,796
Trading securities (b)	1,176	—	1,176	—	1,176
Loans held for sale:
Mortgage loans (elected fair value) (b)	405	—	393	12	405
USDA & SBA loans - LOCOM	509	—	511	1	512
Other loans - LOCOM	31	—	31	—	31
Mortgage loans - LOCOM	77	—	—	77	77
Total loans held for sale	1,022	—	935	90	1,025
Securities available for sale (b)	8,047	—	8,015	32	8,047
Derivative assets (b)	770	63	706	—	769
Other assets:
Tax credit investments	400	—	—	371	371
Deferred compensation mutual funds	118	118	—	—	118
Equity, mutual funds, and other (c)	288	25	—	263	288
Total other assets	806	143	—	634	777
Total assets	$77,886	$8,557	$11,277	$58,451	$78,285
Liabilities:
Defined maturity deposits	$5,070	$—	$5,083	$—	$5,083
Trading liabilities (b)	353	—	353	—	353
Short-term financial liabilities:
Federal funds purchased	845	—	845	—	845
Securities sold under agreements to repurchase	1,187	—	1,187	—	1,187
Other short-term borrowings	166	—	166	—	166
Total short-term financial liabilities	2,198	—	2,198	—	2,198
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	45	45
Secured borrowings	15	—	—	15	15
Junior subordinated debentures	238	—	—	223	223
Other long term borrowings	1,326	—	1,455	—	1,455
Total term borrowings	1,670	—	1,455	330	1,785
Derivative liabilities (b)	149	71	64	14	149
Total liabilities	$9,440	$71	$9,153	$344	$9,568
(a)In first quarter 2020, the Permanent Mortgage portfolio was combined into Consumer Real Estate portfolio, all prior periods were revised for comparability.
(b)Classes are detailed in the recurring and nonrecurring measurement tables.
(c)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $61 million and FRB stock of $202 million.

FIRST HORIZON CORPORATION	225	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)

	December 31, 2019
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$19,929	$—	$—	$20,096	$20,096
Commercial real estate	4,301	—	—	4,301	4,301
Consumer:
Consumer real estate	6,149	—	—	6,334	6,334
Credit card & other	482	—	—	487	487
Total loans and leases, net of allowance for loan and lease losses	30,861	—	—	31,218	31,218
Short-term financial assets:
Interest-bearing deposits with banks	482	482	—	—	482
Federal funds sold	46	—	46	—	46
Securities purchased under agreements to resell	587	—	587	—	587
Total short-term financial assets	1,115	482	633	—	1,115
Trading securities (a)	1,346	—	1,345	1	1,346
Loans held for sale:
Mortgage loans (elected fair value) (a)	14	—	—	14	14
USDA & SBA loans - LOCOM	494	—	496	1	497
Other loans - LOCOM	5	—	5	—	5
Mortgage loans - LOCOM	81	—	—	81	81
Total loans held for sale	594	—	501	96	597
Securities available for sale (a)	4,445	—	4,426	19	4,445
Securities held to maturity	10	—	—	10	10
Derivative assets (a)	183	20	163	—	183
Other assets:
Tax credit investments	247	—	—	245	245
Deferred compensation assets	47	47	—	—	47
Equity, mutual funds, and other (b)	229	23	—	207	230
Total other assets	523	70	—	452	522
Total assets	$39,077	$572	$7,068	$31,796	$39,436
Liabilities:
Defined maturity deposits	$3,618	$—	$3,631	$—	$3,631
Trading liabilities (a)	506	—	506	—	506
Short-term financial liabilities:
Federal funds purchased	548	—	548	—	548
Securities sold under agreements to repurchase	717	—	717	—	717
Other short-term borrowings	2,253	—	2,253	—	2,253
Total short-term financial liabilities	3,518	—	3,518	—	3,518
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Secured borrowings	22	—	—	22	22
Junior subordinated debentures	145	—	—	142	142
Other long term borrowings	578	—	574	—	574
Total term borrowings	791	—	574	211	785
Derivative liabilities (a)	67	20	24	23	67
Total liabilities	$8,500	$20	$8,253	$234	$8,507
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $76 million and FRB stock of $131 million.

FIRST HORIZON CORPORATION	226	2020 FORM 10-K ANNUAL REPORT

Note 24 - Fair Value of Assets and Liabilities (Continued)
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of December 31, 2020 and December 31, 2019:

	Contractual Amount		Fair Value
(Dollars in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Unfunded Commitments:
Loan commitments	$20,796	$12,355	$2	$4
Standby and other commitments	751	459	6	6

FIRST HORIZON CORPORATION	227	2020 FORM 10-K ANNUAL REPORT

Note 25 – Restructuring, Repositioning, and Efficiency
Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were not significant in 2020 and were $40 million in 2019. These expenses are included in the Corporate segment. Significant expenses resulted from the following actions:

•Severance and other employee costs primarily related to efficiency initiatives within corporate and bank services functions which are classified as personnel expense within noninterest expense.

•Expense largely related to the identification of efficiency opportunities within the organization which is reflected in legal and professional fees.

•Expense related to costs associated with asset impairments which is reflected in other expense.
Settlement of the obligations arising from current initiatives will be funded from operating cash flows.

Total expense recognized for the year ended December 31, 2019 is presented in the table below:

(Dollars in millions)	Year Ended December 31, 2019
Personnel expense	$11
Legal and professional fees	16
Net occupancy expense	1
Other	12
Total restructuring, repositioning, and efficiency charges	$40

FIRST HORIZON CORPORATION	228	2020 FORM 10-K ANNUAL REPORT

Note 26 - Parent Company Financial Information
Following are statements of the parent company:

Balance Sheets	December 31,
(Dollars in millions)	2020	2019
Assets:
Cash	$827	$369
Notes receivable	3	3
Investments in subsidiaries:
Bank	8,176	5,039
Non-bank	88	18
Other assets	274	171
Total assets	$9,368	$5,600
Liabilities and equity:
Accrued employee benefits and other liabilities	$322	$177
Term borrowings	1,034	642
Total liabilities	1,356	819
Total equity	8,012	4,781
Total liabilities and equity	$9,368	$5,600

Statements of Income	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Dividend income:
Bank	$180	$345	$420
Non-bank	—	1	1
Total dividend income	180	346	421
Other income	—	1	—
Total income	180	347	421
Provision (provision credit) for credit losses	—	(1)	—
Interest expense - term borrowings	39	31	31
Compensation, employee benefits and other expense	54	53	54
Total expense	93	83	85
Income before income taxes	87	264	336
Income tax benefit	(18)	(19)	(39)
Income before equity in undistributed net income of subsidiaries	105	283	375
Equity in undistributed net income (loss) of subsidiaries:
Bank	736	160	171
Non-bank	4	(2)	(1)
Net income attributable to the controlling interest	$845	$441	$545

FIRST HORIZON CORPORATION	229	2020 FORM 10-K ANNUAL REPORT

Note 26 - Parent Company Financial Information (Continued)

Statements of Cash Flows
(Dollars in millions)	2020	2019	2018
Operating activities:
Net income	$845	$441	$545
Less undistributed net income of subsidiaries	740	158	170
Income before undistributed net income of subsidiaries	105	283	375
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, amortization, and other	—	(1)	—
(Gain) loss on derivative transactions	4	—	—
Deferred income tax expense	5	4	3
Stock-based compensation expense	32	22	23
Other operating activities, net	21	28	7
Total adjustments	62	53	33
Net cash provided by operating activities	167	336	408
Investing activities:
Proceeds from sales and prepayments of securities	—	1	—
Purchases of securities	(5)	—	—
(Investment in) return on subsidiary	(2)	—	2
Cash received (paid for) business combination, net	103	—	(40)
Net cash provided by (used in) investing activities	96	1	(38)
Financing activities:
Proceeds from issuance of preferred stock	144	—	—
Cash dividends paid - preferred stock	(17)	(6)	(6)
Common stock:
Stock options exercised	7	9	4
Cash dividends paid	(222)	(171)	(139)
Repurchase of shares	(4)	(134)	(105)
Proceeds from issuance of term borrowings	795	—	—
Repayment of term borrowings	(500)	—	(45)
Other financing activities, net	(8)	—	—
Net cash provided by (used in) financing activities	195	(302)	(291)
Net increase in cash and cash equivalents	458	35	79
Cash and cash equivalents at beginning of year	369	334	255
Cash and cash equivalents at end of year	$827	$369	$334
Total interest paid	$33	$29	$29
Income taxes received from subsidiaries	33	43	49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

FIRST HORIZON CORPORATION	230	2020 FORM 10-K ANNUAL REPORT

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

Reports on Internal Control over Financial Reporting
The report of management required by Item 308(a) of Regulation S-K, and the attestation report required by Item 308(b) of Regulation S-K, appear at pages 106-108 of our 2020 Financial Statements (Item 8) and are incorporated herein by this reference.

Changes in Internal Control over Financial Reporting
Other than as explained below, there have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger of equals transaction. As permitted by Securities and Exchange Commission rules, we have elected to exclude IBKC from our assessment of internal control over financial reporting as of December 31, 2020. Our integration of IBKC’s systems and processes with our own could cause changes to our internal controls over financial reporting in future periods.

ITEM 9B. OTHER INFORMATION

Not applicable.

FIRST HORIZON CORPORATION	231	2020 FORM 10-K ANNUAL REPORT

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required Item 10 Information
In 2020 there were no material amendments to the procedures, described in our 2021 Proxy Statement under the caption Shareholder Recommendations of Director Nominees; Shareholder Nominations, by which security holders may recommend nominees to our Board of Directors.
Our bylaws contain a process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting, and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2021 Proxy Statement under the captions: Shareholder Recommendations of Director Nominees; Shareholder Nominations and Shareholder Proposal & Nomination Deadlines, which information is incorporated herein by reference.
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of FHN and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on our current internet website (at www.firsthorizon.com: click on “Investor Relations,” at the bottom of the web page, then hover over the Investor Relations box at the top of the page, then hover over “Corporate Governance,” and lastly click on “Governance Documents.”) A paper copy of the Code is available without charge upon written request addressed to our Corporate Secretary at our main office, 165 Madison Avenue, Memphis, Tennessee 38103. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on our internet website, the address for which is listed in this paragraph above.
Other information required by this Item related to the topics mentioned in Table 10.1 is incorporated herein by reference to the disclosures indicated in the Table.

Table 10.1

Item 10 Topics	Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and audit committee financial experts
Independence & Categorical Standards, Committee Charters & Committee Composition, The Audit Committee, and Vote Item 1—Election of Directors in our 2021 Proxy Statement (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)

Executive officers	Executive Officers of the Registrant in the Supplemental Part I Information following Item 4 of this report
Compliance with Section 16(a) of the Securities Exchange Act of 1934	not applicable

FIRST HORIZON CORPORATION	232	2020 FORM 10-K ANNUAL REPORT

First Horizon Board of Directors (at February 20, 2021)
Table 10.2

Harry V. Barton, Jr. Age 66 CPA, registered investment advisor, and Owner, Barton Advisory Services, LLC, an investment advisory firm	Kenneth A. Burdick Age 62 Retired Executive Vice President, Products and Markets, Centene Corporation, a healthcare services company	Daryl G. Byrd Age 66 Executive Chairman of the Board, First Horizon Corporation, a financial services company
John N. Casbon Age 72 Executive Vice President, First American Title Insurance Company, a title insurance company	John C. Compton Age 59 Partner, Clayton, Dubilier & Rice, LLC a private equity firm	Wendy P. Davidson Age 51 President-Americas, Glanbia Performance Nutrition, a global nutrition company
William H. Fenstermaker Age 72 Chairman and Chief Executive Officer, C.H. Fenstermaker and Associates, LLC, a surveying, mapping, engineering, and environmental consulting company	D. Bryan Jordan Age 59 President and Chief Executive Officer, First Horizon Corporation, a financial services company	J. Michael Kemp, Sr. Age 50 Founder and Chief Executive Officer, Kemp Management Solutions, a program management and consulting firm
Rick E. Maples Age 62 Retired Co-Head of Investment Banking, Stifel Financial Corp., a financial services company	Vicki R. Palmer Age 67 President, The Palmer Group, LLC a general consulting firm	Colin V. Reed Age 73 Chairman of the Board and Chief Executive Officer, Ryman Hospitality Properties, Inc. a real estate investment trust
E. Stewart Shea III Age 69 Private Investor	Cecelia D. Stewart Age 62 Retired President, U.S. Consumer & Commercial Banking, Citigroup, Inc. a financial services company	Rajesh Subramaniam Age 55 President and Chief Operating Officer, FedEx Corp. a provider of transportation, e-commerce, and business services
Rosa Sugrañes Age 63 Founder and former Chief Executive Officer, Iberia Tiles, a ceramic tile manufacturer		R. Eugene Taylor Age 73 Retired Chairman of the Board and Chief Executive Officer, Capital Bank Financial Corp., a financial services company

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item is incorporated herein by reference to the following sections of our 2021 Proxy Statement: The Compensation Committee, Compensation Committee Interlocks & Insider Participation, Compensation Discussion & Analysis, Recent Compensation, Post-Employment Compensation, Director Compensation, Other Legal Disclosures, and each Appendix to our Proxy Statement referenced in those sections.
The sub-section of our 2021 Proxy Statement captioned Compensation Risk, within The Compensation Committee section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.
The information required by Item 407(e)(5) of Regulation S-K is provided in our 2021 Proxy Statement within The Compensation Committee section under the sub-section captioned Compensation Committee Report. As permitted by the instructions for that Item, the information under that sub-section is not “filed” with this report.

FIRST HORIZON CORPORATION	233	2020 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans
The information required for this Item pursuant to Item 201(d) of Regulation S-K is presented in our 2021 Proxy Statement under the heading Equity Compensation Plan Information. That information is incorporated into this Item by reference.

Beneficial Ownership of Corporation Stock
The information required for this Item pursuant to Item 403(a) and (b) of Regulation S-K is presented in our 2021 Proxy Statement under the heading Stock Ownership Information. That information is incorporated into this Item by reference

Change in Control Arrangements
We are not aware of any arrangements which may result in a change in control of First Horizon Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is presented in the following sections of our 2021 Proxy Statement: Independence & Categorical Standards, Approval, Monitoring & Ratification Procedures for Related Party Transactions, and Transactions with Related Persons. That information is incorporated into this
Item by reference. Our independent directors and nominees are identified in the first paragraph of the Independence discussion within the Independence & Categorical Standards section of our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has a policy providing for pre-approval of all audit and non-audit services to be performed by our registered public accounting firm that performs the audit of our consolidated financial statements (our “Auditor”). Services either may be approved in advance by the Audit Committee specifically on a case-by-case basis (“specific pre-approval”) or may be approved in advance (“advance pre-approval”). Advance pre-
approval requires the Committee to identify in advance the specific types of service that may be provided and the fee limits applicable to such types of service, which limits may be expressed as a limit by type of service or by category of services. All requests to provide services that have been pre-approved in advance must be submitted to the Chief Accounting Officer prior to the provision of such services for a determination that the service to be provided is of the

FIRST HORIZON CORPORATION	234	2020 FORM 10-K ANNUAL REPORT

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
Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years is incorporated herein by reference to the section of our 2021 Proxy Statement captioned Vote Item 4—Ratification of Appointment of Auditors. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

FIRST HORIZON CORPORATION	235	2020 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed under the following headings are filed as part of this report:

Financial Statements and Related Reports

Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of 2020 Financial Statements (Item 8) indicated below.

Table 15.1

Item 8 Page	Statement, Note, or Report Incorporated into Item 15
106	Report of Management on Internal Control over Financial Reporting
107-114	Reports of Independent Registered Public Accounting Firm
115	Consolidated Balance Sheets as of December 31, 2020 and 2019
116-117	Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018
118	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018
119-120	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019, and 2018
121-122	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018
123-230	Notes to the Consolidated Financial Statements

Financial Statement Schedules

Not applicable.

Exhibits
In the exhibit table that follows: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this report or as a separate disclosure document; and the phrase “2020 named executive officers” refers to those executive officers whose 2020 compensation is described in our 2021 Proxy Statement. All references to “First Horizon National Corporation” or to "First Tennessee National Corporation" refer to us, under previous corporate names.
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

FIRST HORIZON CORPORATION	236	2020 FORM 10-K ANNUAL REPORT

10-K EXHIBIT TABLE
Table 15.2

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
2.1	Agreement and Plan of Merger, dated as of Nov. 3, 2019, by and between First Horizon National Corporation and IBERIABANK Corporation				8-K	2.1	11/7/2019
3.1	Restated Charter of First Horizon Corporation				8-K	3.1	10/29/2020
3.2	Articles of Amendment to the Restated Charter of First Horizon Corporation				8-K	3.1	12/1/2020
3.3	Bylaws of First Horizon Corporation, as amended and restated effective November 30, 2020				8-K	3.2	12/1/2020
4.1	Deposit Agreement, dated as of January 31, 2013, by and among First Horizon National Corporation, Wells Fargo Bank, N.A., as depositary, and the holders from time to time of depositary receipts described therein [Series A]				8-K	4.1	1/31/2013
4.2	Form of certificate representing Series A Preferred Stock				8-K	4.1	1/31/2013
4.3	Form of Depositary Receipt--Series A (included as part of Exhibit 4.1 to this report)				8-K	4.1	1/31/2013
4.4	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.5	Form of Depositary Receipt--Series B (included as part of Exhibit 4.4 to this report)				8-K	4.4	7/2/2020
4.6	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.7	Form of Depositary Receipt--Series C (included as part of Exhibit 4.6 to this report)				8-K	4.5	7/2/2020
4.8	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series D]				8-K	4.3	7/2/2020
4.9	Form of Depositary Receipt--Series D (included as part of Exhibit 4.8 to this report)				8-K	4.6	7/2/2020
4.10	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.11	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.12	Form of Depositary Receipt--Series E (included as part of Exhibit 4.10 to this report)				8-K	4.3	5/28/2020
4.13	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				10-Q 3Q20	4.13	11/5/2020
4.14	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1 (a)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1 (b)	IBERIABANK Corporation 2019 Stock Incentive Plan	X	X
10.1 (c)	IBERIABANK Corporation 2016 Stock Incentive Plan	X	X
10.1 (d)	IBERIABANK Corporation 2010 Stock Incentive Plan	X	X
10.1 (e)	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.2(d)	8/6/2009
10.1 (f)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.1(e)	8/6/2009
	Performance-Based Equity Award Documents

FIRST HORIZON CORPORATION	237	2020 FORM 10-K ANNUAL REPORT

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.2 (a)	Form of Grant Notice for Special Retention Stock Units [2016]		X		10-Q 1Q16	10.6	5/6/2016
10.2 (b)	Form of Grant Notice for Executive Performance Stock Units [2018]		X		10-Q 1Q18	10.1	5/8/2018
10.2 (c)	Form of Grant Notice for Executive Performance Stock Units [2019]		X		10-Q 1Q19	10.1	5/8/2019
10.2 (d)	Form of Grant Notice for Executive Performance Stock Units [2020]		X		10-Q 1Q20	10.1	5/8/2020
	Stock Option Award Documents
10.3 (a)	Form of Agreement to Defer Receipt of Shares Following Option Exercise		X		10-Q 2Q17	10.1	8/8/2017
10.3 (b)	Form of Stock Option Grant Notice		X		10-K 2004	10.5(e)	3/14/2005
10.3 (c)	First Tennessee Stock Option Enhancement Program		X		10-K 2006	10.5(o)	2/28/2007
10.3 (d)	Form of Grant Notice for Executive Stock Options [2014]		X		10-Q 1Q14	10.3	5/8/2014
10.3 (e)	Form of Grant Notice for Executive Stock Options [2015]		X		10-Q 1Q15	10.2	5/7/2015
10.3 (f)	Form of Grant Notice for Executive Stock Options [2016]		X		10-Q 1Q16	10.2	5/6/2016
10.3 (g)	Form of Grant Notice for Special Retention Stock Options [2016]		X		10-Q 1Q16	10.5	5/6/2016
10.3 (h)	Form of Grant Notice for Executive Stock Options [2017]		X		10-Q 1Q17	10.2	5/8/2017
10.3 (i)	Form of Grant Notice for Executive Stock Options [2018]		X		10-Q 1Q18	10.2	5/8/2018
10.3 (j)	Form of Grant Notice for Executive Stock Options [2019]		X		10-Q 1Q19	10.2	5/8/2019
10.3 (k)	Form of Grant Notice for Executive Stock Options [2020]		X		10-Q 1Q20	10.2	5/8/2020
10.3 (l)	Form of IBERIABANK Corporation Stock Option Agreement	X	X
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Restricted Stock Units [2018]		X		10-Q 1Q18	10.3	5/8/2018
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units [2019]		X		10-Q 1Q19	10.3	5/8/2019
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units [2020]		X		10-Q 1Q20	10.3	5/8/2020
10.4 (d)	Form of Grant Notice for MIP-Driven Cash-Settled Restricted Stock Units (FHN Financial) [2020]		X		10-Q 1Q20	10.3	5/8/2020
10.4 (e)	Form of Grant Notice for Special Executive Restricted Stock: IBKC Merger Closing Incentive Award [2019]		X		10-K 2019	10.4(e)	2/28/2020
10.4 (f)	Form of IBERIABANK Corporation Restricted Stock Agreement	X	X
10.4 (g)	Sections of Director Policy pertaining to compensation, as amended July 28, 2020		X		10-Q 3Q20	10.2	11/5/2020
	Management Cash Incentive Plan Documents
10.5 (a)	Management Incentive Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App B	3/14/2016
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (a)	February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		8-K	10.7(a2)	2/26/2007
10.6 (b)	Form of Amendment to February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a4)	11/7/2007
10.6 (c)	October 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a5)	11/7/2007
10.6 (d)	Form of Change in Control Severance Agreement offered to executive officers from November 2008 through January 2021		X		8-K	10.2	11/24/2008
10.6 (e)	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6 (f)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007

FIRST HORIZON CORPORATION	238	2020 FORM 10-K ANNUAL REPORT

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.6 (g)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6 (h)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (i)	Form of First Horizon Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (j)	Letter agreement, dated as of November 3, 2019, by and between First Horizon and D. Bryan Jordan		X		8-K	10.1	11/7/2019
10.6 (k)	Form of Retention Agreement [entered into with certain executives of First Horizon, November 2019]		X		8-K	10.2	11/7/2019
10.6 (l)	Amended and Restated Agreement, dated August 20, 2001, between IBERIABANK Corporation and Daryl G. Byrd	X	X
10.6 (m)	Letter agreement, dated as of November 3, 2019, between IBERIABANK Corporation and Daryl G. Byrd	X	X
10.6 (n)	Letter agreement, dated as of November 3, 2019, between First Horizon National Corporation and Daryl G. Byrd		X		8-K	99.1	11/7/2019
10.6 (o)	Form of letter agreement [entered into with certain executives of IBERIABANK Corporation, November 2019]	X	X
10.6 (p)	Retention Agreement of Anthony J. Restel, dated November 3,2019		X		8-K	10.1	7/2/2020
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors and Officers Under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q20	10.3	11/5/2020
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)	Form of FHN Financial Deferred Compensation Plan Amended and Restated Effective January 1, 2008		X		10-Q 3Q07	10.1(j)	11/7/2007
10.7 (g)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
	Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors	X	X
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Executive Officers	X	X
10.8 (h)	Description of 2021 Salary Rates for 2020 Named Executive Officers	X	X
	Other Exhibits
14	Code of Ethics for Senior Financial Officers				10-K 2008	14	2/26/2009
21	Subsidiaries of First Horizon Corporation	X
23	Accountant’s Consents	X

FIRST HORIZON CORPORATION	239	2020 FORM 10-K ANNUAL REPORT

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at December 31, 2020 and 2019
(ii) Consolidated Statements of Income for the Years Ended December 31, 2020, 2019, and 2018
(iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018.
(iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019, and 2018.
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018.
(vi) Notes to the Consolidated Financial Statements
X
101. INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

ITEM 16. FORM 10-K SUMMARY

Not applicable.

FIRST HORIZON CORPORATION	240	2020 FORM 10-K ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON CORPORATION

Date: February 25, 2021	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date*	Signature*	Title	Date*
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, and a Director (principal executive officer)	*	William C. Losch III William C. Losch III	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	*
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	*	Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	*
Kenneth A. Burdick Kenneth A. Burdick	Director	*	Daryl G. Byrd Daryl G. Byrd	Director	*
John N. Casbon John N. Casbon	Director	*	John C. Compton John C. Compton	Director	*
Wendy P. Davidson Wendy P. Davidson	Director	*	William H. Fenstermaker William H. Fenstermaker	Director	*
J. Michael Kemp, Sr. J. Michael Kemp, Sr.	Director	*	Rick E. Maples Rick E. Maples	Director	*
Vicki R. Palmer Vicki R. Palmer	Director	*	Colin V. Reed Colin V. Reed	Director	*
E. Stewart Shea III E. Stewart Shea III	Director	*	Cecelia D. Stewart Cecelia D. Stewart	Director	*
Rajesh Subramaniam Rajesh Subramaniam	Director	*	Rosa Sugrañes Rosa Sugrañes	Director	*
R. Eugene Taylor R. Eugene Taylor	Director	*

*By: /s/ Clyde A. Billings, Jr.	February 25, 2021
Clyde A. Billings, Jr.
As Attorney-in-Fact

FIRST HORIZON CORPORATION	241	2020 FORM 10-K ANNUAL REPORT