Form 10-Q
period 2021-03-31
FIRST HORIZON CORP
filed 2021-05-06
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-15185
____________________________________

(Exact name of registrant as specified in its charter)
 ______________________________________

TN		62-0803242
(State or other jurisdiction incorporation of organization)		(IRS Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive office)		(Zip Code)

(Registrant’s telephone number, including area code) (901) 523-4444

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
$.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A	FHN PR A	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series B	FHN PR B	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C	FHN PR C	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series D	FHN PR D	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E	FHN PR E	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series F*	FHN PR F	New York Stock Exchange LLC
* Denotes class of security issued and outstanding on the date this report is filed, but not at March 31, 2021. Listing on the New York Stock Exchange is expected, but not final at time of filing.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on March 31, 2021
Common Stock, $.625 par value	552,374,489

GLOSSARY OF ACRONYMS AND TERMS

The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
ADR	Average daily revenue
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DSCR	Debt service coverage ratios
DTA	Deferred tax asset
DTI	Debt-to-income
DTL	Deferred tax liability
EPS	Earnings per share
ESOP	Employee stock ownership plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation

Federal Reserve	Federal Reserve Board
FFP	Federal funds purchased
FFS	Federal funds sold
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC / Freddie Mac	Federal Home Loan Mortgage Corporation
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FNMA / Fannie Mae	Federal National Mortgage Association
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
FTBNA	First Tennessee Bank National Association (former name of the Bank)
FTE	Fully taxable equivalent
FTHC	First Tennessee Housing Corporation
FTNF	FTN Financial (former name of FHNF)
FTNMC	First Tennessee New Markets Corporation
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
HUD	Department of Housing and Urban Development
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service

FIRST HORIZON CORPORATION	1	1Q21 FORM 10-Q REPORT

LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage servicing rights
MSRB	Municipal Securities Rulemaking Board
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NOL	Net operating loss
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
NSF	Non-sufficient funds
OCC	Office of the Comptroller of the Currency
OIS	Overnight indexed swap
OREO	Other Real Estate Owned
OTC	One-time close, a mortgage product which allowed simplified conversion of a construction loan to permanent financing
OTTI	Other than temporary impairment
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated Financial Assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
ROCE	Return on average common shareholders' equity

ROTCE	Return on tangible common equity
ROU	Right-of-use
RPL	Reasonably Possible Loss
RSU	Restricted stock unit
RULC	Reserve for unfunded lending commitments
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SVaR	Stressed Value-at-Risk
TA	Tangible assets
TCE	Tangible common equity
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

FIRST HORIZON CORPORATION	2	1Q21 FORM 10-Q REPORT

Forward-Looking Statements

This report, including material incorporated into it, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements pertain to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results, or other developments. Forward-looking statements can be identified by the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends.
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic, and competitive uncertainties and contingencies, many of which are beyond FHN’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change and could cause FHN’s actual future results and outcomes to differ materially from those contemplated or implied by forward-looking statements or historical performance. Examples of uncertainties and contingencies include, among other important factors:
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
•the potential impacts on FHN’s businesses and clients of the COVID-19 pandemic, including negative impacts from quarantines and other public restrictions, market declines and volatility, and changes in client behavior;
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
•the occurrence of natural or man-made disasters, including pestilence, conflicts, or terrorist attacks, or other adverse external events;
•the effectiveness and cost-efficiency of FHN’s hedging practices;
•fraud, theft, or other incursions through conventional, electronic, or other means directly or indirectly affecting FHN or its clients, business counterparties, or competitors;
•FHN’s ability to adapt products and services to changing industry standards and client preferences;
•risks inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in client profiles;

FIRST HORIZON CORPORATION	3	1Q21 FORM 10-Q REPORT

•changes in the regulation of the U.S. financial services industry;
•changes in laws, regulations, and administrative actions, including executive orders, whether or not specific to the financial services industry;
•changes in accounting policies, standards, and interpretations;
•evolving capital and liquidity standards under applicable regulatory rules;
•accounting policies and processes requiring management to make estimates about matters that are uncertain; and
•other factors that may affect the future results of FHN.
FHN cautions readers of this report that the list above is not exhaustive as of the date of this report. Further,
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and FHN’s estimates and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report or those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing FHN’s prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk and uncertainty factors discussed in Item 1A of Part II of this report and in the forepart, and in Items 1, 1A, and 7, of FHN’s most recent Annual Report on Form 10-K, along with any additional factors which might materially affect future results and outcomes.

Non-GAAP Information

Certain measures included in this report are “non-GAAP,” meaning they are not presented in accordance with U.S. GAAP and also are not codified in U.S. banking regulations currently applicable to FHN. Although other entities may use calculation methods that differ from those used by FHN for non-GAAP measures, FHN’s management believes such measures are relevant to understanding the financial condition, capital position, and financial results of FHN and its business segments. Non-GAAP measures are reported to FHN’s management and Board of Directors through various internal reports. The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table 20 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
Presentation of regulatory measures, even those which are not GAAP, provide a meaningful base for comparability to other financial institutions subject to the same regulations as FHN, as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Although not GAAP terms, these regulatory measures are not considered “non-GAAP” under U.S. financial reporting rules as long as their presentation conforms to regulatory standards. Regulatory measures used in this report include: common equity tier 1 capital, generally defined as common equity less goodwill, other intangibles, and certain other required regulatory deductions; tier 1 capital, generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk based capital regulations; and risk-weighted assets, which is a measure of total on- and off-balance sheet assets adjusted for credit and market risk, used to determine regulatory capital ratios.

FIRST HORIZON CORPORATION	4	1Q21 FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST HORIZON CORPORATION	5	1Q21 FORM 10-Q REPORT

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	March 31,
(Dollars in millions, except per share amounts)	2021	2020
Assets
Cash and due from banks	$1,169	$1,203
Interest-bearing deposits with banks	11,635	8,351
Federal funds sold and securities purchased under agreements to resell	520	445
Trading securities	1,076	1,176
Securities available for sale at fair value	8,351	8,047
Loans held for sale (including $449 and $405 at fair value, respectively)	811	1,022
Loans and leases (including $17 and $16 at fair value, respectively)	58,600	58,232
Allowance for loan and lease losses	(914)	(963)
Net loans and leases	57,686	57,269
Premises and equipment	719	759
Goodwill	1,511	1,511
Other intangible assets	339	354
Other assets	3,696	4,072
Total assets	$87,513	$84,209

Liabilities
Noninterest-bearing deposits	$25,046	$22,173
Interest-bearing deposits	48,120	47,809
Total deposits	73,166	69,982
Trading liabilities	454	353
Short-term borrowings	2,203	2,198
Term borrowings	1,671	1,670
Other liabilities	1,712	1,699
Total liabilities	79,206	75,902

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,250 shares	470	470
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 552,374,489 and 555,030,652 shares, respectively	345	347
Capital surplus	5,036	5,074
Retained earnings	2,402	2,261
Accumulated other comprehensive loss, net	(241)	(140)
FHN shareholders' equity	8,012	8,012
Noncontrolling interest	295	295
Total equity	8,307	8,307
Total liabilities and equity	$87,513	$84,209
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	6	1Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2021	2020
Interest income
Interest and fees on loans and leases	$507	$327
Interest and fees on loans held for sale	7	7
Interest on securities available for sale	29	27
Interest on trading securities	7	13
Interest on other earning assets	2	4
Total interest income	552	378
Interest expense
Interest on deposits	24	54
Interest on trading liabilities	1	3
Interest on short-term borrowings	1	10
Interest on term borrowings	18	8
Total interest expense	44	75
Net interest income	508	303
Provision for credit losses	(45)	154
Net interest income after provision for credit losses	553	149
Noninterest income
Fixed income	126	96
Mortgage banking and title income	53	2
Deposit transactions and cash management	42	30
Brokerage, management fees and commissions	20	16
Trust services and investment management	12	7
Bankcard income	11	7
Other income	34	16
Total noninterest income	298	174
Noninterest expense
Personnel expense	318	183
Net occupancy expense	37	20
Computer software	28	16
Legal and professional fees	14	9
Operations services	16	12
Equipment expense	11	9
Amortization of intangible assets	14	5
Other expense	106	48
Total noninterest expense	544	302
Income before income taxes	307	21
Income tax expense	71	5
Net income	236	16
Net income attributable to noncontrolling interest	3	3
Net income attributable to controlling interest	233	13
Preferred stock dividends	8	1
Net income available to common shareholders	225	12
Basic earnings per common share	$0.41	$0.04
Diluted earnings per common share	$0.40	$0.04
Weighted average common shares	552,249	311,597
Diluted average common shares	557,532	313,170
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	7	1Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in millions) (Unaudited)	2021	2020
Net income	$236	$16
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(103)	89
Net unrealized gains (losses) on cash flow hedges	(2)	13
Net unrealized gains (losses) on pension and other postretirement plans	4	2
Other comprehensive income (loss)	(101)	104
Comprehensive income	135	120
Comprehensive income attributable to noncontrolling interest	3	3
Comprehensive income attributable to controlling interest	$132	$117
Income tax expense (benefit) of items included in Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(33)	$29
Net unrealized gains (losses) on cash flow hedges	(1)	4
Net unrealized gains (losses) on pension and other postretirement plans	1	1
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	8	1Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three months ended March 31, 2021
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
Net income	—	—	—	—	—	233	—	3	236
Other comprehensive income (loss)	—	—	—	—	—	—	(101)	—	(101)
Comprehensive income (loss)	—	—	—	—	—	233	(101)	3	135
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(3,864)	(2)	(60)	—	—	—	(62)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,208	—	12	—	—	—	12
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	26,250	$470	552,375	$345	$5,036	$2,402	$(241)	$295	$8,307
(a) Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b) Includes $59 million repurchased under share repurchase programs.

Three months ended March 31, 2020
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2019	1,000	$96	311,469	$195	$2,931	$1,798	$(239)	$295	$5,076
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96)	—	—	(96)
Beginning balance, as adjusted	1,000	96	311,469	195	2,931	1,702	(239)	295	4,980
Net income	—	—	—	—	—	13	—	3	16
Other comprehensive income (loss)	—	—	—	—	—	—	104	—	104
Comprehensive income (loss)	—	—	—	—	—	13	104	3	120
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1)	—	—	(1)
Common stock ($0.15 per share)	—	—	—	—	—	(48)	—	—	(48)
Common stock repurchased	—	—	(141)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	652	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Other (b)	—	—	(117)	—	(1)	—	—	—	(1)
Balance, March 31, 2020	1,000	$96	311,863	$195	$2,939	$1,666	$(135)	$295	$5,056
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of Other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Represents shares canceled in connection with the resolution of remaining Capital Bank Financial Corporation ("CBF") dissenters' appraisal process.

See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	9	1Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Dollars in millions) (Unaudited)	2021	2020
Operating Activities
Net income	$236	$16
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (provision credit) for credit losses	(45)	154
Deferred income tax expense (benefit)	(3)	(19)
Depreciation and amortization of premises and equipment	16	11
Amortization of intangible assets	14	5
Net other amortization and accretion	(14)	4
Net (increase) decrease in derivatives	322	(324)
Stock-based compensation expense	10	7
Net (gains) losses on sale/disposal of fixed assets	34	—
Loans held for sale:
Purchases and originations	(943)	(588)
Gross proceeds from settlements and sales	683	181
(Gain) loss due to fair value adjustments and other	(35)	(1)
Other operating activities, net	789	(846)
Total adjustments	828	(1,416)
Net cash provided by (used in) operating activities	1,064	(1,400)
Investing Activities
Proceeds from sales of securities available for sale	26	9
Proceeds from maturities of securities available for sale	591	224
Purchases of securities available for sale	(1,065)	(214)
Proceeds from sales of premises and equipment	1	2
Purchases of premises and equipment	(10)	(8)
Proceeds from BOLI	1	2
Net increase in loans and leases	(338)	(2,312)
Net increase in interest-bearing deposits with banks	(3,284)	(188)
Other investing activities, net	6	3
Net cash used in investing activities	(4,072)	(2,482)
Financing Activities
Common stock:
Stock options exercised	12	4
Cash dividends paid	(84)	(44)
Repurchase of shares	(62)	(2)
Cancellation of common shares	—	(2)
Cash dividends paid - preferred stock - noncontrolling interest	(3)	(3)
Cash dividends paid - preferred stock	(8)	(2)
Net increase in deposits	3,190	1,990
Net increase in short-term borrowings	4	1,807
Increases (decreases) in restricted and secured term borrowings	—	(3)
Net cash provided by financing activities	3,049	3,745
Net increase (decrease) in cash and cash equivalents	41	(137)
Cash and cash equivalents at beginning of period	1,648	1,267
Cash and cash equivalents at end of period	$1,689	$1,130
Supplemental Disclosures
Total interest paid	$39	$84
Total taxes paid	2	5
Total taxes refunded	4	—
Transfer from loans to OREO	—	1
Transfer from loans HFS to trading securities	498	398
Transfer from loans to loans HFS	(3)	—
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	10	1Q21 FORM 10-Q REPORT

Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with FHN's audited consolidated financial statements and notes in FHN's Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified to conform to the current period presentation. See the Glossary of Acronyms and Terms included in this Report for terms used herein.

Accounting Changes With Extended Transition Periods

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides several optional expedients and exceptions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The provisions of ASU 2020-04 primarily affect 1) contract modifications (e.g., loans, leases, debt, and derivatives) made in anticipation that a reference rate (e.g., LIBOR) will be discontinued and 2) the application of hedge accounting for existing relationships affected by those modifications. The provisions of ASU 2020-04 are effective upon release and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. FHN has been identifying contracts affected by reference rate reform and developing modification plans for those contracts. FHN has elected to utilize the optional expedients and exceptions provided by ASU 2020-04 for certain contract modifications. FHN anticipates that it will continue to utilize the expedients and exceptions in situations where they mitigate potential accounting outcomes that do not faithfully represent management’s intent or risk management activities, consistent with the purpose of the standard.

In January 2021, the FASB issued ASU 2021-01, "Scope" to expand the scope of ASU 2020-04 to apply to certain contract modifications that were implemented in October 2020 by derivative clearinghouses for the use of Secure Overnight Funding Rate (SOFR) in discounting, margining and price alignment for centrally cleared derivatives, including derivatives utilized in hedging relationships. ASU 2021-01 also applies to derivative contracts affected by the change in discounting convention regardless of whether they are centrally cleared (i.e., bi-lateral contracts can also be modified) and regardless of whether they reference LIBOR. ASU 2021-01 was effective immediately upon issuance with retroactive application permitted. FHN elected to retroactively apply the provisions of ASU 2021-01 because FHN's centrally cleared derivatives were affected by the change in discounting convention and because FHN has other bi-lateral derivative contracts that may be modified to conform to the use of SOFR for discounting. Adoption did not have a significant effect on FHN's reported financial condition or earnings.

FIRST HORIZON CORPORATION	11	1Q21 FORM 10-Q REPORT

Note 2 – Acquisitions and Divestitures

On July 1, 2020, FHN and IBERIABANK Corporation closed their merger-of-equals transaction. FHN issued approximately 243 million shares of FHN common stock, plus three new series of preferred stock (Series B, Series C, and Series D) in a transaction valued at $2.5 billion. At the time of closing, IBKC operated 319 offices in 12 states, mostly in the southern U.S.

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

(Dollars in millions)	IBERIABANK Corporation
Assets:
Cash and due from banks	$395
Interest-bearing deposits with banks	1,683
Securities available for sale at fair value	3,544
Loans held for sale	320
Loans and leases (a)	25,921
Allowance for loan and lease losses	(284)
Other intangible assets	240
Premises and equipment	311
OREO	9
Other assets	1,156
Total assets acquired	$33,295
Liabilities:
Deposits	$28,232
Short-term borrowings	209
Term borrowings	1,200
Other liabilities	618
Total liabilities assumed	$30,259
Net assets acquired	$3,036
Consideration paid:
Consideration for outstanding common stock	$2,243
Consideration for equity awards	28
Consideration for preferred stock	231
Total consideration paid	$2,502
Preliminary purchase accounting gain	$(534)
(a)     Includes $1.3 billion of initial net investments in sales-type and direct financing leases.

In relation to the merger-of-equals transaction, FHN recorded a preliminary $533 million purchase accounting gain in 2020 and an additional $1 million purchase accounting gain during the first quarter of 2021, representing the shortfall of the purchase price under the acquisition accounting value of net assets acquired, net of deferred taxes. The preliminary purchase accounting gain is not taxable. Due to the fact that certain back office functions (including loan processing) have not been integrated, the ongoing evaluation of post-merger activity, and the extended information gathering and management review

FIRST HORIZON CORPORATION	12	1Q21 FORM 10-Q REPORT

Note 2 – Acquisitions and Divestitures (Continued)
processes required to properly record acquired assets and liabilities, FHN considers its valuations of IBKC's loans and leases, other assets, tax receivables and payables, other liabilities and acquired contingencies to be provisional as management continues to identify and assess information regarding the nature of these assets and liabilities and reviews the associated valuation assumptions and methodologies. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered provisional as FHN continues to evaluate the nature and extent of permanent and temporary (timing) differences between the book and tax bases of the acquired assets and liabilities assumed. Additionally, the accounting policies of both FHN and IBKC are in the process of being reviewed in detail. Upon completion of such review, conforming adjustments or financial statement reclassification may be determined.
All measurement period adjustments made during the first three months of 2021 have been deemed insignificant individually and in the aggregate. FHN will finalize its valuation of the IBKC merger-of-equals transaction within the measurement period (i.e., no later than July 1, 2021). See Note 2, Acquisitions and Divestitures, in the 2020 Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As of December 31, 2020, the valuation of the acquired assets and liabilities assumed from the Truist branches acquisition was final. In relation to the acquisition, FHN recorded $78 million in goodwill, representing the excess of acquisition consideration over the estimated fair value of net assets acquired. All goodwill has been attributed to FHN's Regional Banking segment (refer to Note 7 - Intangible Assets for additional information). This goodwill was the result of expected synergies, operational efficiencies and other factors. Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.

Total merger and integration expense recognized for the three months ended March 31, 2021 and 2020 are presented in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Personnel expense (a)	$21	$1
Legal and professional fees (b)	3	2
Net occupancy expense (c)	3	—
Other expense (d)	43	3
Total	$70	$6
Certain previously reported amounts have been reclassified to agree with current presentation.
(a)    Primarily comprised of fees for severance and retention.
(b)    Primarily comprised of fees for legal, accounting, and merger consultants.
(c)    Primarily relates to expenses associated with lease exits.
(d)    Consists of fees for operations services, communications and delivery, equipment rentals, depreciation and maintenance, supplies, travel and entertainment, computer software, advertising and public relations, contract termination charges, internal technology development costs, costs of shareholder matters and asset impairments.

In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.

FIRST HORIZON CORPORATION	13	1Q21 FORM 10-Q REPORT

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$610	$—	$—	$610
Government agency issued MBS	4,009	68	(39)	4,038
Government agency issued CMO	2,463	19	(41)	2,441
Other U.S. government agencies	733	5	(13)	725
Corporate and other debt	40	—	—	40
States and municipalities	467	9	(1)	475
	$8,322	$101	$(94)	8,329
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				22
Total securities available for sale (b)				$8,351

(a)SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $7.0 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2020
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$613	$—	$—	$613
Government agency issued MBS	3,722	92	(2)	3,812
Government agency issued CMO	2,380	29	(3)	2,406
Other U.S. government agencies	672	12	—	684
Corporate and other debt	40	1	(1)	40
States and municipalities	445	15	—	460
	$7,872	$149	$(6)	8,015
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				32
Total securities available for sale (b)				$8,047

(a)SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $6.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON CORPORATION	14	1Q21 FORM 10-Q REPORT

Note 3 – Investment Securities (Continued)
The amortized cost and fair value by contractual maturity for the available-for-sale debt securities portfolio on March 31, 2021 is provided below:

	Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value
Within 1 year	$758	$759
After 1 year through 5 years	146	148
After 5 years through 10 years	345	348
After 10 years	601	617
Subtotal	1,850	1,872
Government agency issued MBS and CMO (a)	6,472	6,479
Total	$8,322	$8,351

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Gross gains and losses on sales of debt investment securities and cash proceeds from the sale of available-for-sale securities for the three months ended March 31, 2021 and 2020 were insignificant.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$1,772	$(39)	$—	$—	$1,772	$(39)
Government agency issued CMO	1,508	(41)	—	—	1,508	(41)
Other U.S. government agencies	405	(13)	—	—	405	(13)
States and municipalities	82	(1)	—	—	82	(1)
Total	$3,767	$(94)	$—	$—	$3,767	$(94)

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$307	$—	$—	$—	$307	$—
Government agency issued MBS	426	(2)	—	—	426	(2)
Government agency issued CMO	586	(3)	—	—	586	(3)
Other U.S. government agencies	80	(1)	—	—	80	(1)
States and municipalities	1	—	—	—	1	—
Total	$1,400	$(6)	$—	$—	$1,400	$(6)
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $24 million and $22 million as of March 31, 2021 and December 31, 2020, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell

FIRST HORIZON CORPORATION	15	1Q21 FORM 10-Q REPORT

Note 3 – Investment Securities (Continued)
them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
The carrying amount of equity investments without a readily determinable fair value was $70 million and $57 million at March 31, 2021 and December 31, 2020, respectively. The year-to-date 2021 and 2020 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $3 million were recognized in the three months ended March 31, 2021 and 2020, respectively, for equity investments with readily determinable fair values.

FIRST HORIZON CORPORATION	16	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases
The loans and lease portfolio is disaggregated into portfolio segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally a disaggregation of a portfolio segment and is generally determined based on risk characteristics of the loan and FHN’s method for monitoring and assessing credit risk and performance. FHN's loan and lease portfolio segments are commercial and consumer. The classes of loans and leases are: (1)
commercial, financial, and industrial, which includes commercial and industrial loans and leases and loans to mortgage companies, (2) commercial real estate, (3) consumer real estate, which includes both real estate installment and home equity lines of credit, and (4) credit card and other.
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of March 31, 2021 and December 31, 2020, excluding accrued interest of $182 million and $180 million, respectively, which is included in Other assets in the Consolidated Balance Sheets.

(Dollars in millions)	March 31, 2021	December 31, 2020
Commercial:
Commercial and industrial (a) (b)	$28,421	$27,700
Loans to mortgage companies	5,530	5,404
Total commercial, financial, and industrial	33,951	33,104
Commercial real estate	12,470	12,275
Consumer:
HELOC	2,270	2,420
Real estate installment loans	8,783	9,305
Total consumer real estate	11,053	11,725
Credit card and other	1,126	1,128
Loans and leases	$58,600	$58,232
Allowance for loan and lease losses	(914)	(963)
Net loans and leases	$57,686	$57,269
(a)Includes equipment financing leases of $614 million and $587 million, respectively, as of March 31, 2021 and December 31, 2020.
(b)Includes PPP loans fully guaranteed by the SBA of $5.1 billion and $4.1 billion as of March 31, 2021 and December 31, 2020, respectively.

Restrictions

Loans and leases with carrying values of $38.1 million and $38.6 billion were pledged as collateral for borrowings at March 31, 2021 and December 31, 2020, respectively.

Concentrations of Credit Risk
Most of the FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of March 31, 2021, FHN had loans to mortgage companies of $5.5 billion and loans to finance and insurance companies of $3.1 billion. As a result, 25% of the C&I portfolio is sensitive to impacts on the financial services industry.

Credit Quality Indicators

FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default and the loss given default for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. This credit grading system is intended to identify and measure the credit quality of the loan and lease portfolio by analyzing the migration between grading categories. It is also integral to the estimation methodology utilized in determining the ALLL since an allowance is established for pools of commercial loans based on the credit grade assigned. Each PD grade corresponds to an estimated one-year default probability percentage. PD grades are continually evaluated, but require a formal scorecard annually. As a response to the COVID-19 pandemic, FHN identified a segment of its commercial portfolio that requires a quarterly re-

FIRST HORIZON CORPORATION	17	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
grading process. As borrowers recover, they can be removed from the quarterly re-grading process with credit officer concurrence.
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

The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	C&I
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans converted to term loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$2,368	$7,915	$4,572	$2,174	$1,600	$3,038	$5,530	$5,535	$14	$32,746
Special Mention (PD grade 13)	5	68	65	51	28	81	—	189	7	494
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	35	148	80	124	35	94	—	148	47	711
Total C&I loans	$2,408	$8,131	$4,717	$2,349	$1,663	$3,213	$5,530	$5,872	$68	$33,951
(a)     LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    C&I loans converted from revolving to term in 2021 were not material.
(c)    2021 and 2020 balances include PPP loans.

FIRST HORIZON CORPORATION	18	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)

	December 31, 2020
	C&I
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	LMC (a)	Revolving Loans	Revolving Loans converted to term loans (b)	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$9,060	$5,138	$2,628	$1,748	$1,161	$2,145	$5,404	$4,571	$60	$31,915
Special Mention (PD grade 13)	89	93	70	31	37	64	—	127	1	512
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	182	77	114	50	42	58	—	95	59	677
Total C&I loans	$9,331	$5,308	$2,812	$1,829	$1,240	$2,267	$5,404	$4,793	$120	$33,104
(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    $50 million of C&I loans were converted from revolving to term in 2020.
(c)    2020 balances include PPP loans.

	March 31, 2021
	CRE
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans converted to term loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$514	$2,346	$3,350	$1,612	$1,024	$2,652	$320	$—	$11,818
Special Mention (PD grade 13)	—	74	38	178	77	109	—	—	476
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	18	12	21	43	57	25	—	176
Total CRE loans	$514	$2,438	$3,400	$1,811	$1,144	$2,818	$345	$—	$12,470

	December 31, 2020
	CRE
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,477	$3,311	$1,750	$1,140	$946	$1,800	$259	$19	$11,702
Special Mention (PD grade 13)	48	24	117	75	71	54	—	—	389
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	30	13	21	42	27	33	18	—	184
Total CRE loans	$2,555	$3,348	$1,888	$1,257	$1,044	$1,887	$277	$19	$12,275

FIRST HORIZON CORPORATION	19	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The consumer portfolio is comprised primarily of smaller-balance loans which are very similar in nature in that most are standard products and are backed by residential real estate. Because of the similarities of consumer loan-types, FHN is able to utilize the FICO score, among other attributes, to assess the credit quality of consumer borrowers. FICO scores are refreshed on a quarterly basis in an attempt to reflect the recent risk profile of the borrowers. Accruing delinquency amounts are indicators of asset quality within the credit card and other consumer portfolio.

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of March 31, 2021 and December 31, 2020. Within consumer real estate, classes include HELOC and real estate installment. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as revolving loans converted to term loans. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as a fixed term loan and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

	March 31, 2021
	Consumer Real Estate
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$131	$1,195	$1,060	$613	$529	$2,230	$1,200	$150	$7,108
FICO score 720-739	8	163	142	91	69	249	179	27	928
FICO score 700-719	15	129	103	75	72	267	173	31	865
FICO score 660-699	13	121	120	115	69	329	238	53	1,058
FICO score 620-659	1	40	57	31	21	134	83	35	402
FICO score less than 620	108	58	32	41	50	302	56	45	692
Total	$276	$1,706	$1,514	$966	$810	$3,511	$1,929	$341	$11,053
(a) $11 million of HELOC loans were converted from revolving to term in 2021.

	December 31, 2020
	Consumer Real Estate
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total
FICO score 740 or greater	$1,186	$1,167	$703	$610	$674	$1,719	$1,275	$159	$7,493
FICO score 720-739	157	158	100	77	92	197	186	29	996
FICO score 700-719	122	107	78	76	73	221	177	34	888
FICO score 660-699	130	141	123	75	85	296	264	59	1,173
FICO score 620-659	45	61	37	28	35	127	92	36	461
FICO score less than 620	107	36	52	54	95	261	61	48	714
Total	$1,747	$1,670	$1,093	$920	$1,054	$2,821	$2,055	$365	$11,725

FIRST HORIZON CORPORATION	20	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Credit Card and Other
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$13	$51	$43	$53	$32	$119	$279	$6	$596
FICO score 720-739	2	8	7	6	7	30	36	2	98
FICO score 700-719	3	8	7	8	6	38	35	2	107
FICO score 660-699	2	29	10	14	8	52	41	3	159
FICO score 620-659	1	4	4	6	4	31	19	1	70
FICO score less than 620	11	9	6	7	10	30	21	2	96
Total	$32	$109	$77	$94	$67	$300	$431	$16	$1,126
(a) $2 million of other consumer loans were converted from revolving to term in 2021.

	December 31, 2020
	Credit Card and Other
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans converted to term loans	Total
FICO score 740 or greater	$57	$52	$59	$37	$23	$116	$159	$5	$508
FICO score 720-739	7	7	9	8	8	27	91	2	159
FICO score 700-719	9	8	9	8	4	38	37	3	116
FICO score 660-699	30	12	15	9	9	48	46	3	172
FICO score 620-659	5	5	7	5	10	24	20	1	77
FICO score less than 620	14	7	8	11	9	26	20	1	96
Total	$122	$91	$107	$78	$63	$279	$373	$15	$1,128

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. In accordance with revised Interagency Guidance issued in 2020, FHN is not required to designate loans with deferrals granted in response to COVID-19 as past due because of such deferrals. If a borrower defers payment, this may result in no contractual payments being past due, and as such, loans would not be considered past due during the period of deferral, and as a result, are excluded from loans past due 30-89 days and loans 90+ days past due in the tables below.

FIRST HORIZON CORPORATION	21	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following table reflects accruing and non-accruing loans and leases by class on March 31, 2021 and December 31, 2020:

	March 31, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a) (b)	$28,251	$26	$—	$28,277	$102	$7	$35	$144	$28,421
Loans to mortgage companies	5,530	—	—	5,530	—	—	—	—	5,530
Total commercial, financial, and industrial	33,781	26	—	33,807	102	7	35	144	33,951
Commercial real estate:
CRE	12,392	11	—	12,403	20	3	44	67	12,470
Consumer real estate:
HELOC	2,198	6	9	2,213	43	2	12	57	2,270
Real estate installment loans	8,623	33	4	8,660	72	8	43	123	8,783
Total consumer real estate	10,821	39	13	10,873	115	10	55	180	11,053
Credit card and other:
Credit card	273	2	—	275	—	—	—	—	275
Other	845	3	—	848	1	1	1	3	851
Total credit card and other	1,118	5	—	1,123	1	1	1	3	1,126
Total loans and leases	$58,112	$81	$13	$58,206	$238	$21	$135	$394	$58,600

(a) $100 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(b) C&I loans include TRUPS loans of $210 million, which is net of an amortizing discount of $18 million.

	December 31, 2020
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a) (b)	$27,541	$15	$—	$27,556	$88	$12	$44	$144	$27,700
Loans to mortgage companies	5,404	—	—	5,404	—	—	—	—	5,404
Total commercial, financial, and industrial	32,945	15	—	32,960	88	12	44	144	33,104
Commercial real estate:
CRE	12,194	23	—	12,217	10	42	6	58	12,275
Consumer real estate:
HELOC	2,336	13	11	2,360	43	3	14	60	2,420
Real estate installment loans	9,138	40	5	9,183	63	9	50	122	9,305
Total consumer real estate	11,474	53	16	11,543	106	12	64	182	11,725
Credit card and other:
Credit card	279	3	1	283	—	—	—	—	283
Other	838	6	—	844	1	—	1	2	845
Total credit card and other	1,117	9	1	1,127	1	—	1	2	1,128
Total loans and leases, net of unearned income	$57,730	$100	$17	$57,847	$205	$66	$115	$386	$58,232

(a) $101 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(b) C&I loans include TRUPs loans of $210 million, which is net of an amortizing discount of $18 million.

FIRST HORIZON CORPORATION	22	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
Collateral-Dependent Loans

Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.

As of March 31, 2021 and December 31, 2020, FHN had commercial loans with amortized cost of approximately $247 million and $167 million that was based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $180 million and $67 million, respectively, at March 31, 2021. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three months ended March 31, 2021, FHN recognized charge-offs of approximately $13 million on these loans related to reductions in estimated collateral values.

Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $9 million and $24 million, respectively, as of March 31, 2021, and $9 million and $26 million, respectively, as of December 31, 2020. Charge-offs during the three months ended March 31, 2021 were not significant for collateral-dependent consumer loans.
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
A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance, certain loan modifications that might ordinarily have qualified as TDRs were not accounted for as TDRs and have been excluded from the disclosures below. For loan modifications that were made during the three months ended March 31, 2021 or the year ended December 31, 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as TDRs, and has excluded loans with these qualifying modifications from designation as TDRs in the information and discussion that follows.
On March 31, 2021 and December 31, 2020, FHN had $288 million and $307 million of portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $11 million, or 4% as of March 31, 2021, and $12 million, or 4% as of December 31, 2020. Additionally, $41 million and $42 million of loans held for sale as of March 31, 2021 and December 31, 2020, respectively, were classified as TDRs.

FIRST HORIZON CORPORATION	23	1Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following tables present the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and industrial:
C&I	17	$8	$8	3	$6	$4
Commercial real estate:
CRE	1	12	10	—	—	—
Consumer real estate:
HELOC	12	2	2	8	1	1
Real estate installment loans	9	2	2	10	2	2
Total consumer real estate	21	4	4	18	3	3
Credit card and other	13	—	—	24	—	—
Total TDRs	52	$24	$22	45	$9	$7
The following tables present TDRs which re-defaulted during the three months ended March 31, 2021 and 2020, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
Commercial, financial, and industrial:
C&I	7	$1	—	$—
Commercial real estate:
CRE	—	—	—	—
Consumer real estate:
HELOC	1	—	4	1
Real estate installment loans	3	2	5	—
Total consumer real estate	4	2	9	1
Credit card and other	—	—	7	—
Total TDRs	11	$3	16	$1

FIRST HORIZON CORPORATION	24	1Q21 FORM 10-Q REPORT

Note 5 – Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the RULC, collectively the ACL. The ALLL and the RULC are reported on the Consolidated Balance Sheets in the Allowance for loan and lease losses and in Other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the unfunded lending commitments are reported in the Consolidated Statements of Income as Provision for credit losses.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of March 31, 2021 and December 31, 2020, FHN recognized approximately $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of Other assets.
The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three months ended ended March 31, 2021 and 2020 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The following table provides a rollforward of the ALLL and RULC by portfolio type for the three months ended March 31, 2021 and 2020:

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(16)	(3)	(1)	(3)	(23)
Recoveries	6	2	6	1	15
Provision (provision credit) for loan and lease losses	(1)	(8)	(25)	(6)	(41)
Balance as of March 31, 2021	$442	$232	$222	$18	$914

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	$65	$10	$10	$—	$85
Provision (provision credit) for remaining unfunded commitments	(3)	1	(2)	—	(4)
Balance as of March 31, 2021	$62	$11	$8	$—	$81

Allowance for loan losses:
Balance as of January 1, 2020, as adjusted (b)	$142	$29	$121	$15	$307
Charge-offs	(7)	(1)	(2)	(4)	(14)
Recoveries	1	1	3	1	6
Provision for loan losses	119	19	—	7	145
Balance as of March 31, 2020	$255	$48	$122	$19	$444

Reserve for remaining unfunded commitments:
Balance as of January 1, 2020, as adjusted (b)	$21	$3	$6	$—	$30
Provision for remaining unfunded commitments	6	3	—	—	9
Balance as of March 31, 2020	$27	$6	$6	$—	$39
(a) C&I loans as of March 31, 2021 include $5.1 billion in PPP loans which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b) Balance, as adjusted, reflects the adoption of ASU 2016-13 (CECL) effective January 1, 2020.

FIRST HORIZON CORPORATION	25	1Q21 FORM 10-Q REPORT

Note 5- Allowance for Credit Losses (Continued)

The difference in the ACL as of March 31, 2021 as compared to December 31, 2020 reflects improvement in the macroeconomic outlook.

In developing credit loss estimates for its loan and lease portfolios, FHN selected Moody’s baseline forecast as the primary source for its macroeconomic inputs, which included assumptions that were generally in line with Blue Chip Economic Indicators, including unemployment rates for 2021 and 2022 and GDP growth rates for the same periods, as well as assumptions around further business disruption related to COVID-19 and an unchanged target Fed funds range until mid 2023.

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
During the year ended December 31, 2020 and the three months ended March 31, 2021, FHN also considered stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic and added qualitative adjustments, where needed, to account for the risks not captured in modeled results. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.

FIRST HORIZON CORPORATION	26	1Q21 FORM 10-Q REPORT

Note 6 – Mortgage Banking Activity
On July 1, 2020, as part of the IBKC merger, FHN obtained IBKC's mortgage banking operations which includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but can also consist of junior lien loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in Mortgage banking and title income on the
Consolidated Statements of Income. Prior to the merger, FHN’s mortgage banking operations were not significant; however, at March 31, 2021, FHN had approximately $53 million of loans that remained from pre-2009 Mortgage Business operations. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2020 and 2021, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of the three months ended March 31, 2021 and the year ended December 31, 2020.

(Dollars in millions)	March 31, 2021	December 31, 2020
Balance at beginning of period	$409	$4
Acquired	—	320
Originations and purchases	446	2,499
Sales, net of gains	(421)	(2,405)
Mortgage loans transferred from (to) held for investment	3	(9)
Balance at end of period	$437	$409

Mortgage Servicing Rights
Effective with the IBKC merger, FHN made an election to record mortgage servicing rights at the lower of cost or market value and amortize over the remaining servicing life of the loans, with consideration given to prepayment assumptions. Mortgage servicing rights are included in Other assets on the Consolidated Balance Sheets. Mortgage servicing rights had the following carrying values as of the periods indicated.

	March 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$31	$(4)	$27

	December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$28	$(3)	$25
In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of March 31, 2021 and December 31, 2020. Total mortgage servicing fees included in Mortgage banking and title income were $1 million for the three months ended March 31, 2021, and were insignificant for the three months ended March 31, 2020.

FIRST HORIZON CORPORATION	27	1Q21 FORM 10-Q REPORT

Note 7 – Goodwill and Other Intangible Assets

Goodwill

On July 1, 2020, FHN completed its merger-of-equals transaction with IBKC. In connection with the merger, FHN recorded a $534 million purchase accounting gain, based on preliminary fair value estimates.

On July 17, 2020, FHN completed its purchase of 30 branches from Truist Bank. In relation to the acquisition, FHN recorded $78 million in goodwill, based on fair value estimates. See Note 2 - Acquisitions and Divestitures for additional information regarding these transactions.

FHN performed the required annual goodwill impairment test as of October 1, 2020. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
As further discussed in Note 13 - Business Segment Information, FHN reorganized its management reporting structure during the fourth quarter of 2020 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach.

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

The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2019	$802	$631	$1,433
Additions	78	—	78
December 31, 2020	$880	$631	$1,511

December 31, 2020	$880	$631	$1,511
Additions and adjustments	—	—	—
March 31, 2021	$880	$631	$1,511

Other intangible assets

The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

	March 31, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(93)	$278	$371	$(81)	$290
Customer relationships	37	(9)	28	37	(8)	29
Other (a)	41	(8)	33	41	(6)	35
Total	$449	$(110)	$339	$449	$(95)	$354
(a)Includes noncompete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

FIRST HORIZON CORPORATION	28	1Q21 FORM 10-Q REPORT

Note 8 - Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

(Dollars in millions)								March 31, 2021	December 31, 2020
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount

Series A	1/31/2013	4/10/2018	6.200%		Quarterly	1,000	$100	$96	$96
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	80	77	77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	93	93
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
						26,250	$488	$470	$470
(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) Fixed dividend rate will reset on August 1, 2025 to three-month LIBOR plus 4.262%.
(c) Fixed dividend rate will reset on May 1, 2026 to three-month LIBOR plus 4.920%.
(d) Fixed dividend rate will reset on May 1, 2024 to three-month LIBOR plus 3.859%.

Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for First Horizon Bank, while for FHN they qualify partially as Tier 1 capital and partially as Tier 2 capital. On March 31, 2021 and December 31, 2020, $295 million of Class A Preferred Stock was recognized as Noncontrolling interest on the Consolidated Balance Sheets.

FIRST HORIZON CORPORATION	29	1Q21 FORM 10-Q REPORT

Note 9 – Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2021 and 2020:

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2021	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(103)	(3)	2	(104)
Amounts reclassified from AOCI	—	1	2	3
Other comprehensive income (loss)	(103)	(2)	4	(101)
Balance as of March 31, 2021	$5	$10	$(256)	$(241)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2020	$31	$3	$(273)	$(239)
Net unrealized gains (losses)	89	13	—	102
Amounts reclassified from AOCI	—	—	2	2
Other comprehensive income (loss)	89	13	2	104
Balance as of March 31, 2020	$120	$16	$(271)	$(135)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in millions)	Three Months Ended March 31,
Details about AOCI	2021	2020	Affected line item in the statement where net income is presented
Cash flow hedges:
Realized (gains) losses on cash flow hedges	$2	$—	Interest and fees on loans and leases
Tax expense (benefit)	(1)	—	Income tax expense
	1	—
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	4	3	All other expense
Tax expense (benefit)	(2)	(1)	Income tax expense
	2	2
Total reclassification from AOCI	$3	$2

FIRST HORIZON CORPORATION	30	1Q21 FORM 10-Q REPORT

Note 10 – Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2021	2020
Net income	$236	$16
Net income attributable to noncontrolling interest	3	3
Net income attributable to controlling interest	233	13
Preferred stock dividends	8	1
Net income available to common shareholders	225	12

Weighted average common shares outstanding—basic	552,249	311,597
Effect of dilutive securities	5,283	1,573
Weighted average common shares outstanding—diluted	557,532	313,170

Basic earnings per common share	$0.41	$0.04
Diluted earnings per common share	$0.40	$0.04
The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended March 31,
(Shares in thousands)	2021	2020
Stock options excluded from the calculation of diluted EPS	3,827	3,031
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$18.11	$18.73
Other equity awards excluded from the calculation of diluted EPS	2,784	4,264

FIRST HORIZON CORPORATION	31	1Q21 FORM 10-Q REPORT

Note 11 – Contingencies and Other Disclosures
CONTINGENCIES
Contingent Liabilities Overview
Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters currently are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former businesses. Certain matters of that sort are pending at most times, and FHN generally cooperates when those matters arise. Pending and threatened litigation matters sometimes are settled by the parties, and sometimes pending matters are resolved in court or before an arbitrator, or are withdrawn. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes a loss contingency liability for a litigation matter when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2021, the aggregate amount of liabilities established for all such loss contingency matters was $1 million. These liabilities are separate from those discussed under the heading “Mortgage Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2021, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.

FIRST HORIZON CORPORATION	32	1Q21 FORM 10-Q REPORT

Note 11 – Contingencies and Other Disclosures (Continued)
Material Matters
A former shareholder of CBF has filed a putative class action suit, Searles v. DeMartini et al, No. 2020-0136 (Del. Chancery), against certain former directors, officers, and shareholders of CBF, alleging, among other things, that defendants breached certain fiduciary duties in connection with CBF's merger with FHN in 2017. Plaintiff claims unspecified damages related to the merger consideration and opportunity loss. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: whether a class will be certified and, if so, the composition of the class; the amount of potential damages that might be awarded, if any; of any such damages amount, the amount that FHN would be obliged to indemnify; whether applicable insurance will be sufficient to cover FHN's exposure; and the outcome of discovery.
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
FHN has additional potential exposures related to its pre-2009 mortgage businesses. A few of those matters have become litigation which FHN currently estimates are immaterial, some are non-litigation claims or threats, some are mere subpoenas or other requests for information, and in some areas FHN has no indication of any active or threatened dispute. Some of those matters might eventually result in settlements, and some might eventually result in adverse litigation outcomes, but none are included in the material loss contingency liabilities mentioned above or in the RPL range mentioned above..
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of March 31, 2021 and December 31, 2020. Accrued liabilities for FHN’s estimate of these obligations are reflected in Other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within Other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of

FIRST HORIZON CORPORATION	33	1Q21 FORM 10-Q REPORT

Note 11 – Contingencies and Other Disclosures (Continued)
these factors could significantly impact the estimate of FHN’s liability.
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

FIRST HORIZON CORPORATION	34	1Q21 FORM 10-Q REPORT

Note 12 – Retirement Plans

FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2020. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan for the remainder of 2021.
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
For more information on FHN's pension plan and other postretirement benefit plans, see Note 18 - Pension, Savings and Other Employee Benefits in FHN's 2020 Annual Report on Form 10-K.
The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension Benefits
(Dollars in millions)	2021	2020
Components of net periodic benefit cost
Interest cost	$4	$6
Expected return on plan assets	(4)	(6)
Amortization of unrecognized:
Actuarial (gain) loss	2	3
Other	2	—
Net periodic benefit cost	$4	$3

FIRST HORIZON CORPORATION	35	1Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information
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

FIRST HORIZON CORPORATION	36	1Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)
The following tables reflect financial information for each reportable business segment for the three months ended March 31 2021 and 2020:

	Three Months Ended March 31, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$426	$159	$(77)	$508
Provision for credit losses	(32)	(7)	(6)	(45)
Noninterest income	100	185	13	298
Noninterest expense (a)	272	154	118	544
Income (loss) before income taxes	286	197	(176)	307
Income tax expense (benefit)	66	47	(42)	71
Net income (loss)	$220	$150	$(134)	$236
Average assets	$42,371	$21,503	$21,527	$85,401
(a) Includes $33 million in asset impairments related to IBKC merger integration efforts in the Corporate segment.
	Three Months Ended March 31, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$194	$109	$—	$303
Provision for credit losses	98	54	2	154
Noninterest income	73	104	(3)	174
Noninterest expense	173	111	18	302
Income (loss) before income taxes	(4)	48	(23)	21
Income tax expense (benefit)	(2)	11	(4)	5
Net income (loss)	$(2)	$37	$(19)	$16
Average assets	$19,044	$16,890	$7,618	$43,552
Certain previously reported amounts have been reclassified to agree with current presentation.

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$125	$—	$126
Mortgage banking and title income	—	52	1	53
Deposit transactions and cash management	38	3	1	42
Brokerage, management fees and commissions	20	—	—	20
Trust services and investment management	12	—	—	12
Bankcard income	11	—	—	11
Other income (b)	18	5	11	34
Total noninterest income	$100	$185	$13	$298
(a)Includes $10 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	37	1Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)

	Three months ended March 31, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$96	$—	$96
Mortgage banking and title income	—	2	—	2
Deposit transactions and cash management	26	3	1	30
Brokerage, management fees and commissions	16	—	—	16
Trust services and investment management	7	—	—	7
Bankcard income	6	1	—	7
Other income (b)	18	2	(4)	16
Total noninterest income	$73	$104	$(3)	$174
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)Includes $9 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	38	1Q21 FORM 10-Q REPORT

Note 14 – Variable Interest Entities
FHN makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. FHN consolidates a VIE if FHN is the primary beneficiary of the entity. FHN is the primary beneficiary of a VIE if FHN's variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, FHN considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. FHN assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.

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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of March 31, 2021 and December 31, 2020:

(Dollars in millions)	March 31, 2021	December 31, 2020
Assets:
Other assets	$200	$195
Total assets	$200	$195
Liabilities:
Other liabilities	$173	$165
Total liabilities	$173	$165
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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with these investments were not material for the three months ended March 31, 2021 and 2020.

FIRST HORIZON CORPORATION	39	1Q21 FORM 10-Q REPORT

Note 14 – Variable Interest Entities (Continued)
The following table summarizes the impact to Income tax expense on the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$9	$6
Low income housing tax credits	(9)	(5)
Other tax benefits related to qualifying LIHTC investments	(3)	(3)

Other Tax Credit Investments. Through designated subsidiaries, First Horizon Bank periodically makes equity investments as a non-managing member in various LLCs that sponsor community development projects utilizing the NMTC. First Horizon Bank also makes equity investments as a limited partner or non-managing member in entities that receive tax credits from solar and historic tax credits. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. These entities are considered VIEs as First Horizon Bank's subsidiaries represent the holders of the equity investment at risk, but do not have the ability to direct the activities that most significantly affect the performance of the entities.
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

FIRST HORIZON CORPORATION	40	1Q21 FORM 10-Q REPORT

Note 14 – Variable Interest Entities (Continued)
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

The following table summarizes FHN’s nonconsolidated VIEs as of March 31, 2021:

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$345	$126	(a)
Other tax credit investments (b)	68	42	Other assets
Small issuer trust preferred holdings (c)	210	—	Loans and leases
On-balance sheet trust preferred securitization	32	83	(d)
Holdings of agency mortgage-backed securities (c)	7,053	—	(e)
Commercial loan troubled debt restructurings (f)	169	—	Loans and leases
Proprietary trust preferred issuances (g)	—	287	Term borrowings
(a)Maximum loss exposure represents $219 million of current investments and $126 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as Loans and leases and $2 million classified as Trading securities which are offset by $83 million classified as Term borrowings.
(e)Includes $0.6 billion classified as Trading securities and $6.5 billion classified as Securities available for sale.
(f)Maximum loss exposure represents $166 million of current receivables and $3 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.
The following table summarizes FHN’s nonconsolidated VIEs as of December 31, 2020:

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
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
(a)Maximum loss exposure represents $206 million of current investments and $132 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in Other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as Loans and leases and $2 million classified as Trading securities which are offset by $82 million classified as Term borrowings.
(e)Includes $0.8 billion classified as Trading securities and $6.2 billion classified as Securities available for sale.
(f)Maximum loss exposure represents $176 million of current receivables and $10 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

FIRST HORIZON CORPORATION	41	1Q21 FORM 10-Q REPORT

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2021 and December 31, 2020, respectively, FHN had $234 million and $280 million of cash receivables and $122 million and $166 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value

FIRST HORIZON CORPORATION	42	1Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within Other assets and Other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $115 million and $78 million for the three months ended March 31, 2021 and 2020, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in Fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,877	$111	$60
Offsetting upstream interest rate contracts	3,877	6	13
Option contracts purchased	3	—	—
Forwards and futures purchased	15,777	12	108
Forwards and futures sold	16,495	119	8

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,950	$207	$7
Offsetting upstream interest rate contracts	3,950	2	17
Forwards and futures purchased	10,795	62	—
Forwards and futures sold	11,633	1	65

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
FHN had designated a derivative transaction in a hedging strategy to manage interest rate risk on $500 million of senior debt prior to its maturity in December 2020. This transaction qualified for hedge accounting using the long-haul method. FHN early redeemed the $500 million senior debt in November 2020.

FIRST HORIZON CORPORATION	43	1Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,057	$255	$30
Offsetting upstream interest rate contracts	7,057	4	24

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$6,868	$436	$1
Offsetting upstream interest rate contracts	6,868	5	35

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$214	$196
Offsetting upstream interest rate contracts (a)	(214)	(196)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$—	$5
Hedged Items:
Term borrowings (a) (c)	—	(4)
(a)Gains (losses) included in Other expense within the Consolidated Statements of Income.
(b)Gains (losses) included in Interest expense.
(c)Represents gains and losses attributable to changes in fair value due to interest rate risk as designated in ASC 815-20 hedging relationships.

Cash Flow Hedges
Prior to 2021, FHN had pay floating, receive fixed interest rate swaps designed to manage its exposure to the variability in cash flows related to interest payments on debt instruments, which primarily consisted of held-to-maturity trust preferred loans. In conjunction with the IBKC merger, FHN acquired interest rate contracts (floors and collars) which have been re-designated as cash flow hedges. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR.
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.

FIRST HORIZON CORPORATION	44	1Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,250	$27	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,250	N/A

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,250	$32	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,250	N/A
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$8	$17
Gain (loss) recognized in Other comprehensive income (loss)	(3)	13
Gain (loss) reclassified from AOCI into Interest income	1	—
(a)Approximately $25 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

Other Derivatives

As part of the IBKC merger, FHN acquired mortgage banking operations that include the origination and sale of loans into the secondary market. As part of the origination of loans, FHN enters into interest rate lock commitments with borrowers. Additionally, FHN enters into forward sales contracts with buyers for delivery of loans at a future date.

Both of these contracts qualify as freestanding derivatives and are recognized at fair value through earnings. The notional and fair values of these contracts are presented in the table below. Balances and activity for periods prior to the IBKC merger were not significant.

	March 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$702	$9	$1
Forward contracts purchased	878	14	—

FIRST HORIZON CORPORATION	45	1Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$667	$20	$—
Forward contracts purchased	725	—	6
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three month period ended March 31, 2021.

Three Months Ended March 31,
2021
(Dollars in millions)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(11)
Forward contracts purchased	23

In conjunction with the sale of its Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2021 and December 31, 2020, the derivative liabilities associated with the sales of Visa Class B shares were $20 million and $13 million, respectively. See Note 17 - Fair Value of Assets & Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2021 and December 31, 2020, these loans were valued at $10 million and $12 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. As of March 31, 2021 and December 31, 2020, the notional values of FHN’s risk participations were $237 million and $233 million of derivative assets and $501 million and $464 million of derivative liabilities, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2021 and December 31, 2020, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
In conjunction with the IBKC merger, FHN obtained certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, FHN had recognized $2 million and $1 million, respectively, of both assets and liabilities associated with these contracts.

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

FIRST HORIZON CORPORATION	46	1Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $85 million of assets and $33 million of liabilities on March 31, 2021, and $200 million of assets and $5 million of liabilities on December 31, 2020. As of March 31, 2021 and December 31, 2020, FHN had received collateral of $248 million and $320 million and posted collateral of $5 million and $34 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $102 million of assets and $40 million of liabilities on March 31, 2021, and $216 million of assets and $17 million of liabilities on December 31, 2020. As of March 31, 2021 and December 31, 2020, FHN had received collateral of $265 million and $343 million and posted collateral of $10 million and $53 million, respectively, in the normal course of business related to these contracts.
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

FIRST HORIZON CORPORATION	47	1Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2021
Interest rate derivative contracts	$412	$—	$412	$(42)	$(232)	$138
Forward contracts	131	—	131	(33)	(5)	93
	$543	$—	$543	$(75)	$(237)	$231

December 31, 2020
Interest rate derivative contracts	$702	$—	$702	$(7)	$(327)	$368
Forward contracts	63	—	63	(14)	(20)	29
	$765	$—	$765	$(21)	$(347)	$397
(a)Included in Other assets on the Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, $16 million and $4 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2021
Interest rate derivative contracts	$128	$—	$128	$(42)	$(12)	$74
Forward contracts	115	—	115	(33)	(34)	48
	$243	$—	$243	$(75)	$(46)	$122
December 31, 2020
Interest rate derivative contracts	$60	$—	$60	$(7)	$(31)	$22
Forward contracts	65	—	65	(14)	(51)	—
	$125	$—	$125	$(21)	$(82)	$22
(a)Included in Other liabilities on the Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, $21 million and $22 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON CORPORATION	48	1Q21 FORM 10-Q REPORT

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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of March 31, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
March 31, 2021	$463	$—	$463	$—	$(461)	$2
December 31, 2020	380	—	380	—	(379)	1
The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of March 31, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2021	$1,098	$—	$1,098	$—	$(1,098)	$—
December 31, 2020	1,187	—	1,187	—	(1,187)	—
Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

FIRST HORIZON CORPORATION	49	1Q21 FORM 10-Q REPORT

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$294	$—	$294
Government agency issued MBS	584	—	584
Government agency issued CMO	13	—	13
Other U.S. government agencies	82	—	82
Government guaranteed loans (SBA and USDA)	125	—	125
Total securities sold under agreements to repurchase	$1,098	$—	$1,098

	December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$284	$—	$284
Government agency issued MBS	616	—	616
Government agency issued CMO	10	—	10
Other U.S. government agencies	151	—	151
Government guaranteed loans (SBA and USDA)	126	—	126
Total securities sold under agreements to repurchase	$1,187	$—	$1,187

FIRST HORIZON CORPORATION	50	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities
FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:

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

FIRST HORIZON CORPORATION	51	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$51	$—	$51
Government agency issued MBS	—	384	—	384
Government agency issued CMO	—	190	—	190
Other U.S. government agencies	—	237	—	237
States and municipalities	—	10	—	10
Corporate and other debt	—	204	—	204
Total trading securities	—	1,076	—	1,076
Loans held for sale (elected fair value)	—	437	12	449
Loans held for investment (elected fair value)	—	—	17	17
Securities available for sale:
U.S. treasuries	—	610	—	610
Government agency issued MBS	—	4,038	—	4,038
Government agency issued CMO	—	2,441	—	2,441
Other U.S. government agencies	—	725	—	725
States and municipalities	—	475	—	475
Corporate and other debt	—	40	—	40
Interest-only strips (elected fair value)	—	—	22	22
Total securities available for sale	—	8,329	22	8,351
Other assets:
Deferred compensation mutual funds	122	—	—	122
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	145	—	—	145
Derivatives, interest rate contracts	—	414	—	414
Derivatives, other	—	2	—	2
Total other assets	292	416	—	708
Total assets	$292	$10,258	$51	$10,601
Trading liabilities:
U.S. treasuries	$—	$361	$—	$361
Other U.S.government agencies	—	20	—	20
Government agency issued MBS	—	8	—	8
Corporate and other debt	—	65	—	65
Total trading liabilities	—	454	—	454
Other liabilities:
Derivatives, forwards and futures	116	—	—	116
Derivatives, interest rate contracts	—	128	—	128
Derivatives, other	—	2	21	23
Total other liabilities	116	130	21	267
Total liabilities	$116	$584	$21	$721

FIRST HORIZON CORPORATION	52	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$81	$—	$81
Government agency issued MBS	—	633	—	633
Government agency issued CMO	—	212	—	212
Other U.S. government agencies	—	62	—	62
States and municipalities	—	7	—	7
Corporate and other debt	—	181	—	181
Total trading securities	—	1,176	—	1,176
Loans held for sale (elected fair value)	—	393	12	405
Loans held for investment (elected fair value)	—	—	16	16
Securities available for sale:
U.S. treasuries	—	613	—	613
Government agency issued MBS	—	3,812	—	3,812
Government agency issued CMO	—	2,406	—	2,406
Other U.S. government agencies	—	684	—	684
States and municipalities	—	460	—	460
Corporate and other debt	—	40	—	40
Interest-only strips (elected fair value)	—	—	32	32
Total securities available for sale	—	8,015	32	8,047
Other assets:
Deferred compensation mutual funds	118	—	—	118
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	63	—	—	63
Derivatives, interest rate contracts	—	702	—	702
Derivatives, other	—	4	—	4
Total other assets	206	706	—	912
Total assets	$206	$10,290	$60	$10,556
Trading liabilities:
U.S. treasuries	$—	$307	$—	$307
Government agency issued MBS	—	3	—	3
Corporates and other debt	—	43	—	43
Total trading liabilities	—	353	—	353
Other liabilities:
Derivatives, forwards and futures	71	—	—	71
Derivatives, interest rate contracts	—	60	—	60
Derivatives, other	—	4	14	18
Total other liabilities	71	64	14	149
Total liabilities	$71	$417	$14	$502

FIRST HORIZON CORPORATION	53	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2021 and 2020 on a recurring basis are summarized as follows:

	Three Months Ended March 31, 2021
(Dollars in millions)	Interest- only strips- AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16	$(14)
Total net gains (losses) included in net income	5		1		—	(9)
Purchases	—		—		—	—
Sales	(27)		—		—	—
Settlements	—		(1)		(2)	2
Net transfers into (out of) Level 3	12	(b)	—		3	—
Balance on March 31, 2021	$22		$12		$17	$(21)
Net unrealized gains (losses) included in net income	$2	(c)	$1	(a)	$—	$(9)	(d)

	Three Months Ended March 31, 2020
(Dollars in millions)	Trading securities		Interest-only-strips-AFS		Loans held for sale		Net derivative liabilities
Balance on January 1, 2020	$1		$19		$14		$(23)
Total net gains (losses) included in net income	—		(1)		—		—
Purchases	—		5		—		—
Sales	—		(8)		—		—
Settlements	—		—		(1)		2
Net transfers into (out of) Level 3	—		8	(b)	—		—
Balance on March 31, 2020	$1		$23		$13		$(21)
Net unrealized gains (losses) included in net income	$—	(a)	$(1)	(c)	$—	(a)	$—	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in Fixed income on the Consolidated Statements of Income.
(d)Included in Other expense.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2021 and 2020.

FIRST HORIZON CORPORATION	54	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at March 31, 2021, and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at March 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$299	$1	$300
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	69	69
OREO (b)	—	—	11	11
Other assets (c)	—	—	11	11

	Carrying value at December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$508	$1	$509
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	77	77
OREO (b)	—	—	15	15
Other assets (c)	—	—	9	9
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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2021 and 2020:

	Net gains (losses) Three Months Ended March 31
(Dollars in millions)	2021	2020
Loans held for sale—SBAs and USDA	$(1)	$(1)
Loans and leases (a)	(7)	(5)
	$(8)	$(6)
(a)Write-downs on these loans are recognized as part of provision for credit losses.

FIRST HORIZON CORPORATION	55	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
For the three months ended March 31, 2021, FHN recognized $33 million of fixed asset impairments and $3 million of impairments for lease assets primarily related to continuing acquisition integration efforts associated with reduction of leased office space and branch optimization. These amounts were primarily recognized in the Corporate segment.

For the three months ended March 31, 2020, FHN recognized an insignificant amount of impairment.

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

FIRST HORIZON CORPORATION	56	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of March 31, 2021 and December 31, 2020:

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at March 31, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA-interest only strips	$22	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	10% - 13%	11%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	4% - 13%	5%
			Foreclosure losses	57% - 65%	62%
			Loss severity trends - First mortgage	9% - 17% of UPB	12%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	8%	8%
Loans held for investment	$17	Discounted cash flow	Constant prepayment rate	0% - 46%	31%
			Constant default rate	0% - 15%	1%
			Loss severity trends	0% - 93%	7%
Derivative liabilities, other	$21	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	12 - 36 months	26 months
Loans and leases (a)	$69	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$11	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$11	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
 NM - Not meaningful
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON CORPORATION	57	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA-interest only strips	$32	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	15% - 17%	15%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	5% - 15%	5%
			Foreclosure losses	59% - 70%	63%
			Loss severity trends - First mortgage	3% - 19% of UPB	12%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	7% - 8%	7%
Loans held for investment	$16	Discounted cash flow	Constant prepayment rate	0% - 26%	11%
			Constant default rate	0% - 14%	1%
			Loss severity trends	0% - 100%	11%
Derivative liabilities, other	$14	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	3 - 27 months	19 months
Loans and leases (a)	$77	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$15	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$9	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
NM - Not meaningful
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON CORPORATION	58	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
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

FIRST HORIZON CORPORATION	59	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
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

	March 31, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$449	$445	$4
Nonaccrual loans	2	5	(3)
Loans held for investment reported at fair value:
Total loans	$17	$17	$—
Nonaccrual loans	1	1	—

	December 31, 2020
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$405	$442	$(37)
Nonaccrual loans	2	5	(3)
Loans held for investment reported at fair value:
Total loans	$16	$17	$(1)
Nonaccrual loans	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$(9)	$—

FIRST HORIZON CORPORATION	60	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
For the three months ended March 31, 2021 and 2020, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that is attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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
Trading securities and trading liabilities. Trading securities and trading liabilities are recognized at fair value through current earnings. Trading inventory held for broker-dealer operations is included in trading securities and trading liabilities. Broker-dealer long positions are valued at bid price in the bid-ask spread. Short positions are valued at the ask price. Inventory positions are valued using observable inputs including current market transactions, benchmark yields, credit spreads, and consensus prepayment speeds. Trading loans are valued using observable inputs including current market transactions, swap rates, mortgage rates, and consensus prepayment speeds.
Securities available for sale. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include benchmark yields, consensus prepayment speeds, and credit spreads. Trades from similar securities and broker quotes are used to support these valuations.
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

FIRST HORIZON CORPORATION	61	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
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

FIRST HORIZON CORPORATION	62	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of March 31, 2021 and December 31, 2020, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

FIRST HORIZON CORPORATION	63	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$33,509	$—	$—	$33,249	$33,249
Commercial real estate	12,238	—	—	12,265	12,265
Consumer:
Consumer real estate	10,831	—	—	11,283	11,283
Credit card and other	1,108	—	—	1,134	1,134
Total loans and leases, net of allowance for loan and lease losses	57,686	—	—	57,931	57,931
Short-term financial assets:
Interest-bearing deposits with banks	11,635	11,635	—	—	11,635
Federal funds sold	463	—	463	—	463
Securities purchased under agreements to resell	57	—	57	—	57
Total short-term financial assets	12,155	11,635	520	—	12,155
Trading securities (a)	1,076	—	1,076	—	1,076
Loans held for sale:
Mortgage loans (elected fair value) (a)	449	—	437	12	449
USDA & SBA loans - LOCOM	300	—	299	1	300
Other loans - LOCOM	4	—	4	—	4
Mortgage loans - LOCOM	58	—	—	58	58
Total loans held for sale	811	—	740	71	811
Securities available for sale (a)	8,351	—	8,329	22	8,351
Derivative assets (a)	561	145	416	—	561
Other assets:
Tax credit investments	410	—	—	400	400
Deferred compensation mutual funds	122	122	—	—	122
Equity, mutual funds, and other (b)	262	25	—	237	262
Total other assets	794	147	—	637	784
Total assets	$81,434	$11,927	$11,081	$58,661	$81,669
Liabilities:
Defined maturity deposits	$4,653	$—	$4,664	$—	$4,664
Trading liabilities (a)	454	—	454	—	454
Short-term financial liabilities:
Federal funds purchased	982	—	982	—	982
Securities sold under agreements to repurchase	1,098	—	1,098	—	1,098
Other short-term borrowings	122	—	122	—	122
Total short-term financial liabilities	2,202	—	2,202	—	2,202
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	45	45
Secured borrowings	15	—	—	15	15
Junior subordinated debentures	239	—	—	237	237
Other long term borrowings	1,326	—	1,462	—	1,462
Total term borrowings	1,671	—	1,462	344	1,806
Derivative liabilities (a)	265	116	130	21	267
Total liabilities	$9,245	$116	$8,912	$365	$9,393
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $34 million and FRB stock of $202 million.

FIRST HORIZON CORPORATION	64	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

	December 31, 2020
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,651	$—	$—	$32,582	$32,582
Commercial real estate	12,033	—	—	12,079	12,079
Consumer:
Consumer real estate	11,483	—	—	11,903	11,903
Credit card and other	1,102	—	—	1,131	1,131
Total loans and leases, net of allowance for loan and lease losses	57,269	—	—	57,695	57,695
Short-term financial assets:
Interest-bearing deposits with banks	8,351	8,351	—	—	8,351
Federal funds sold	65	—	65	—	65
Securities purchased under agreements to resell	380	—	380	—	380
Total short-term financial assets	8,796	8,351	445	—	8,796
Trading securities (a)	1,176	—	1,176	—	1,176
Loans held for sale:
Mortgage loans (elected fair value) (a)	405	—	393	12	405
USDA & SBA loans - LOCOM	509	—	511	1	512
Other loans - LOCOM	31	—	31	—	31
Mortgage loans - LOCOM	77	—	—	77	77
Total loans held for sale	1,022	—	935	90	1,025
Securities available for sale (a)	8,047	—	8,015	32	8,047
Derivative assets (a)	770	63	706	—	769
Other assets:
Tax credit investments	400	—	—	371	371
Deferred compensation mutual funds	118	118	—	—	118
Equity, mutual funds, and other (b)	288	25	—	263	288
Total other assets	806	143	—	634	777
Total assets	$77,886	$8,557	$11,277	$58,451	$78,285
Liabilities:
Defined maturity deposits	$5,070	$—	$5,083	$—	$5,083
Trading liabilities (a)	353	—	353	—	353
Short-term financial liabilities:
Federal funds purchased	845	—	845	—	845
Securities sold under agreements to repurchase	1,187	—	1,187	—	1,187
Other short-term borrowings	166	—	166	—	166
Total short-term financial liabilities	2,198	—	2,198	—	2,198
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	45	45
Secured borrowings	15	—	—	15	15
Junior subordinated debentures	238	—	—	223	223
Other long term borrowings	1,326	—	1,455	—	1,455
Total term borrowings	1,670	—	1,455	330	1,785
Derivative liabilities (a)	149	71	64	14	149
Total liabilities	$9,440	$71	$9,153	$344	$9,568
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $61 million and FRB stock of $202 million.

FIRST HORIZON CORPORATION	65	1Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2021 and December 31, 2020:

	Contractual Amount		Fair Value
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Unfunded Commitments:
Loan commitments	$20,881	$20,796	$1	$2
Standby and other commitments	720	751	6	6

FIRST HORIZON CORPORATION	66	1Q21 FORM 10-Q REPORT

Note 18 – Other Events

Issuance of Series F Preferred Stock

On May 3, 2021, FHN issued 1,500 shares having an aggregate liquidation preference of $150 million of Series F Non-Cumulative Perpetual Preferred Stock for net proceeds of approximately $146 million. Dividends on the Series F Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 4.70% per annum. For the issuance, FHN issued depositary shares, each of which represents a fractional ownership interest in a share of FHN's preferred stock.

FIRST HORIZON CORPORATION	67	1Q21 FORM 10-Q REPORT

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

FIRST HORIZON CORPORATION	68	1Q21 FORM 10-Q REPORT

General Information

INTRODUCTION
First Horizon Corporation (FHN) is a financial holding company headquartered in Memphis, Tennessee. FHN provides diversified financial services primarily through it principal subsidiary, First Horizon Bank. First Horizon Bank's principal divisions and subsidiaries operate under the brands of First Horizon Bank, IBERIABANK, First Horizon Advisors, and FHN Financial. FHN offers regional banking, mortgage lending, title insurance, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management and capital market services through the First Horizon family of companies. FHN Financial, which operates partly through a division of First Horizon Bank and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. First Horizon Bank has over 490 banking offices in 12 states and FHN Financial has 29 offices in 18 states across the U.S. In addition, FHN has 29 title services offices in three states and 15 stand-alone mortgage lending offices in seven states.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2020 Annual Report on Form 10-K.
Recent Events
Merger of Equals
On July 1, 2020, FHN completed its merger of equals with IBERIABANK Corporation. Reported results for FHN reflect legacy FHN prior to the completion of the merger and results from both FHN and IBKC from the merger closing date forward. As such, comparative income statement data in this MD&A for the first quarter of 2020 is only for legacy FHN.
COVID-19 Pandemic
Government and societal reaction to the COVID-19 pandemic caused extraordinary disruption to the U.S. economy, as well as to the local economies within
FHN's footprint, during the final three quarters of 2020 and continuing into the first quarter of 2021. Business activity, especially lending, declined throughout 2020 and into first quarter this year. In certain business lines, FHN reduced or stopped new lending because of the pandemic.
In the fourth quarter of 2020, two extremely effective vaccines were approved in the U.S. Administration of those vaccines began late in 2020, nationwide but on a narrowly targeted basis. In the first quarter of 2021, vaccine production and distribution increased, and a third vaccine was approved in the U.S. Public vaccination in the U.S. has accelerated during the first four months of 2021. In many of FHN's markets, COVID-19 restrictions at least partially were eased by the end of March or during April, and FHN believes further easing is likely in the rest of 2021. COVID-19 restrictions still had a substantial impact on FHN and its clients in the first quarter of 2021, but FHN expects those impacts to diminish over the rest of this year as the vaccinated percentage of the U.S. population continues to climb. Within the U.S. economy, broadly speaking, manufacturing has largely recovered while services continue to lag significantly, especially in hospitality and leisure.
Risk of resurgence remains as new virus variants continue to be identified around the world. As a result, FHN continues to closely monitor the pandemic and its effects on clients, especially credit quality, on FHN's communities, and on the financial markets. FHN continues to reach out to clients to discuss challenges and solutions, to provide line draws and new extensions to existing clients, to provide support for small businesses through the Paycheck Protection Program and other stimulus programs, and to provide lending and deposit assistance through deferrals and waived fees.
The pandemic has resulted in modest operational disruptions for FHN. Clients' physical access to banking centers has been restricted off and on in many markets and many non-client-facing associates have worked largely on a remote basis. FHN has also implemented additional sick time and child care assistance for associates.

FIRST HORIZON CORPORATION	69	1Q21 FORM 10-Q REPORT

Financial Summary

Quarterly Financial Performance Summary

First Quarter 2021 versus Fourth Quarter 2020
First quarter 2021 net income available to common shareholders was $225 million, or $0.40 per diluted share, compared to $234 million, or $0.42 per diluted share, in fourth quarter 2020. First quarter 2021 results produced a return on average assets of 1.12% and a return on average common equity of 12.01% compared to 1.16% and 12.53% for fourth quarter 2020.
Net interest income of $508 million declined $14 million from fourth quarter 2020, driven by the impact of a decrease in average loans, day count and lower short-term rates partially offset by improved funding costs.
The provision for credit losses was a benefit of $45 million for the first quarter of 2021, compared to expense of $1 million for fourth quarter 2020, largely reflecting continued improvement in the overall macroeconomic outlook and a reduction in consumer loans.
Noninterest income of $298 million increased $10 million from fourth quarter 2020, primarily reflecting strong fixed income offset by decreases in mortgage banking and title income, deposit transaction and cash management fees, deferred compensation and derivative sales.
Noninterest expense of $544 million increased $36 million from fourth quarter 2020, largely as a result of IBKC merger integration expenses.
First Quarter 2021 versus First Quarter 2020
First quarter 2021 net income available to common shareholders was $225 million, or $0.40 per diluted share, compared to $12 million, or $0.04 per diluted share, in first quarter 2020 driven by the impact of the July 1, 2020 IBKC merger and a lower provision for credit losses. First quarter 2021 results produced a return on average assets of 1.12% and a return on average common equity of 12.01% compared to 0.15% and 1.05% for the first quarter 2020.
Net interest income increased 68% to $508 million compared to first quarter 2020, driven by an increase in average interest-earning assets as a result of the
IBKC merger and Truist branch acquisition. Results also reflect the benefit of deposit pricing discipline and PPP lending, which helped to partially offset the impact of lower interest rates.
The provision for credit losses was a benefit of $45 million for the first quarter of 2021, compared to expense of $154 million for first quarter 2020. The decrease in provision was primarily attributable to improvement in the overall macro-economic outlook.
Noninterest income of $298 million increased $124 million from first quarter 2020, primarily driven by the impact of the IBKC merger. Results also reflect an increase in fixed income revenue during the quarter.
Noninterest expense of $544 million increased $242 million from first quarter 2020, largely as a result of the IBKC merger. Noninterest expense for the first quarter of 2021 included $70 million in merger and acquisition-related costs compared to $6 million in first quarter 2020.
Financial Condition Summary
Total assets at March 31, 2021 of $87.5 billion increased $3.3 billion, or 4%, from $84.2 billion at December 31, 2020.
Period-end loans and leases of $58.6 billion increased $368 million, or 1%, from December 31, 2020 driven by a $1.0 billion increase in commercial loans primarily tied to PPP loans, offset by a $674 million decrease in consumer loans. Average loans and leases of $58.2 billion in first quarter 2021 increased $27.7 billion from $30.5 billion in first quarter 2020 primarily driven by the IBKC merger.
Period-end deposits of $73.2 billion increased $3.2 billion, or 5%, from December 31, 2020, largely reflecting growth in noninterest-bearing deposits from the impact of stimulus checks and PPP loan funding. Average deposits of $71.0 billion for first quarter 2021 increased from $32.9 billion for first quarter 2020.
FHN maintained strong capital measures. The Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2021 were 11.05% and 12.84%, respectively, compared to 10.74% and 12.57% at December 31, 2020, respectively. The CET1 ratio was 9.97% at March 31, 2021 compared to 9.68% at December 31, 2020.

FIRST HORIZON CORPORATION	70	1Q21 FORM 10-Q REPORT

Table 1 - Key Performance Indicators

	As of or for the three months ended
(Dollars in millions, except per share data)	March 31, 2021	December 31, 2020	March 31, 2020
Pre-provision net revenue (a)	$262	$302	$175
Diluted earnings per common share	$0.40	$0.42	$0.04
Return on average assets (b)	1.12%	1.16%	0.15%
Return on average common equity (c)	12.01%	12.53%	1.05%
Return on average tangible common equity (a) (d)	15.90%	16.73%	1.59%
Net interest margin (e)	2.63%	2.71%	3.16%
Noninterest income to total revenue (f)	37.00%	35.86%	36.59%
Efficiency ratio (g)	67.54%	62.46%	63.26%
Allowance for loan and lease losses to total loans and leases	1.56%	1.65%	1.33%
Net charge-offs to average loans and leases	0.06%	0.19%	0.10%
Total period-end equity to period-end assets	9.49%	9.86%	10.71%
Tangible common equity to tangible assets (a)	6.64%	6.89%	6.81%
Cash dividends declared per common share	$0.15	$0.15	$0.15
Book value per common share	$13.65	$13.59	$14.96
Tangible book value per common share (a)	$10.29	$10.23	$9.96
Common equity Tier 1	9.97%	9.68%	8.54%
Market capitalization	$9,341	$7,082	$2,514
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table 20.
(b)    Calculated using annualized net income divided by average assets.
(c)    Calculated using annualized net income available to common shareholders divided by average common equity.
(d)    Calculated using annualized net income available to common shareholders divided by average tangible common equity.
(e)    Net interest margin is computed using total net interest income adjusted to an FTE basis assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

Results of Operations

Net Interest Income/Net Interest Margin
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
First Quarter 2021 versus Fourth Quarter 2020
Net interest income for first quarter 2021 decreased $14 million from fourth quarter 2020. This decrease reflected a $23 million decrease in interest income, the result of lower average loan balances, a decrease in day count, and lower short-term rates. Partially offsetting the decrease in interest income was a $9 million decrease in interest expense, driven by deposit pricing discipline, as the rate on deposits decreased 6 basis points from fourth quarter 2020, as well as a $243 million decrease in average long-term borrowings.
The net interest margin was 2.63% in first quarter 2021, down 8 basis points from fourth quarter 2020, while the net interest spread of 2.52% in first quarter 2021 was down 7 basis points. The decline in net interest margin for the quarter ended March 31, 2021 was primarily the result of a 13 basis point decrease in earning asset yields, largely driven by an unfavorable mix shift to lower yielding assets.
Average earning assets increased $1.7 billion to $78.7 billion for first quarter 2021 from $77.0 billion for fourth quarter of 2020, primarily driven by a $3.1 billion increase in average interest-bearing cash,

FIRST HORIZON CORPORATION	71	1Q21 FORM 10-Q REPORT

partially offset by a $1.6 billion decrease in average loans and leases from a reduction in new originations, continued payoffs, and a decrease in loans to mortgage companies, partially offset by growth in asset-based lending and commercial real estate. The mix shift also contributed to a decline in earning asset yield from the prior quarter.
First Quarter 2021 versus First Quarter 2020
Net interest income increased $205 million in first quarter 2021 from $303 million in first quarter 2020. The increase was primarily attributable to growth in average earning assets from the IBKC merger and Truist branch acquisition in third quarter 2020, deposit pricing discipline, and PPP lending, partially offset by the negative impact of lower interest yields on loans from the decline of LIBOR and Prime rates.
The net interest margin in first quarter 2021 was down 53 basis points from 3.16% in first quarter 2020. The net interest spread of 2.52% in first quarter 2021 was down 37 basis points from the first quarter 2020. The decline in net interest margin for the quarter ended March 31, 2021 was primarily the result of a 108 basis point decrease in earning asset yields, as the negative impact of lower short-term interest rates was partially offset by the benefit of purchase accounting accretion and PPP lending. An increase in average excess cash also negatively impacted net interest margin relative to the prior year. Driven by disciplined deposit pricing, the cost of interest-bearing liabilities decreased 71 basis points from first quarter 2020.
Average earning assets increased to $78.7 billion for first quarter 2021 from $38.8 billion for the same quarter of 2020, a $39.9 billion increase primarily driven by the IBKC merger and Truist branch acquisition.

FIRST HORIZON CORPORATION	72	1Q21 FORM 10-Q REPORT

The following table presents the major components of net interest income and net interest margin.
Table 2—Average Balances, Net Interest Income and Yields/Rates

	Three Months Ended
(Dollars in millions)	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$45,703	$382	3.39%	$46,596	$405	3.46%	$23,891	$257	4.33%
Consumer loans	12,519	128	4.13	13,224	129	3.89	6,633	71	4.33
Total loans and leases	58,222	510	3.55	59,820	534	3.56	30,524	328	4.33
Loans held for sale	842	7	3.16	1,030	8	3.22	590	7	4.67
Investment securities	8,321	29	1.41	8,213	27	1.29	4,467	28	2.51
Trading securities	1,418	7	2.03	1,292	7	2.05	1,831	13	2.91
Federal funds sold	45	—	0.12	34	—	0.15	10	—	1.05
Securities purchased under agreements to resell (a)	554	—	(0.14)	405	—	0.02	817	2	1.13
Interest-bearing deposits with banks	9,269	2	0.10	6,201	2	0.10	549	2	1.13
Total earning assets / Total interest income	$78,671	$555	2.86%	$76,995	$578	2.99%	$38,788	$380	3.94%
Cash and due from banks	1,250			1,204			610
Goodwill and other intangible assets, net	1,857			1,871			1,560
Allowance for loan and lease losses	(949)			(985)			(354)
Other assets	4,572			4,724			2,948
Total assets	$85,401			$83,809			$43,552

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$27,370	$12	0.19%	$27,090	$18	0.27%	$12,117	$26	0.87%
Other interest-bearing deposits	15,491	6	0.16	15,057	7	0.18	8,743	14	0.65
Time deposits	4,836	6	0.47	5,387	6	0.44	3,356	14	1.67
Total interest-bearing deposits	47,697	24	0.20	47,534	31	0.26	24,216	54	0.90
Federal funds purchased	996	—	0.10	831	—	0.10	747	2	1.19
Securities sold under agreements to repurchase	1,145	1	0.21	1,140	1	0.23	778	3	1.36
Trading liabilities	518	1	0.73	367	1	0.78	751	3	1.76
Other short-term borrowings	139	—	1.01	142	—	0.98	1,686	5	1.20
Term borrowings	1,670	18	4.39	1,913	20	4.16	791	8	4.01
Total interest-bearing liabilities / Total interest expense	$52,165	$44	0.34%	$51,927	$53	0.40%	$28,969	$75	1.05%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	23,284			22,105			8,666
Other liabilities	1,603			1,568			915
Total liabilities	77,052			75,600			38,550

Shareholders' equity	8,054			7,914			4,707
Noncontrolling interest	295			295			295
Total shareholders' equity	8,349			8,209			5,002
Total liabilities and shareholders' equity	$85,401			$83,809			$43,552

Net earnings assets / Net interest income (TE) / Net interest spread	$26,506	$511	2.52%	$25,068	$525	2.59%	$9,819	$305	2.89%
Taxable equivalent adjustment		(3)	0.11		(3)	0.12		(2)	0.27
Net interest income / Net interest margin (b)		$508	2.63%		$522	2.71%		$303	3.16%
(a) First quarter 2021 yield is driven by negative market rates on reverse repurchase agreements
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes

FIRST HORIZON CORPORATION	73	1Q21 FORM 10-Q REPORT

.
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
The provision for credit losses benefit of $45 million compared to expense of $1 million in fourth quarter
2020, largely reflecting continued improvement in the overall macroeconomic outlook and a reduction in consumer loans. The provision for credit losses decreased $199 million from first quarter 2020 primarily from an improvement in the overall macroeconomic outlook.
For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.

Noninterest Income

The following table presents the significant components of noninterest income for each of the periods presented:

Table 3 - Noninterest Income

	Three Months Ended			1Q21 vs. 1Q20		1Q21 vs. 4Q20
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2020	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$126	$104	$96	$30	31%	$22	21%
Mortgage banking and title income	53	57	2	51	NM	(4)	(7)%
Deposit transactions and cash management	42	45	30	12	40%	(3)	(7)%
Brokerage, management fees and commissions	20	19	16	4	25%	1	5%
Trust services and investment management	12	12	7	5	71%	—	—%
Bankcard income	11	12	7	4	57%	(1)	(8)%
Other income	34	39	16	18	NM	(5)	(13)%
Total noninterest income	$298	$288	$174	$124	71%	$10	3%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

The following table summarizes FHN’s fixed income noninterest income for each of the periods presented:
Table 4—Fixed Income

	Three Months Ended			1Q21 vs. 1Q20		1Q21 vs. 4Q20
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2020	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$115	$94	$78	$37	47%	$21	22%
Other product revenue	11	10	18	(7)	(39%)	1	10%
Total noninterest income	$126	$104	$96	$30	31%	$22	21%

FIRST HORIZON CORPORATION	74	1Q21 FORM 10-Q REPORT

First Quarter 2021 versus Fourth Quarter 2020
Compared to fourth quarter 2020, noninterest income increased $10 million, or 3%, primarily reflecting strong fixed income. Fixed income increased $22 million, or 21%, driven by continued elevated liquidity and weak loan demand among fixed income customers, as well as interest rate volatility.This increase was partially offset by decreases in mortgage banking and title income, deposit transaction and cash management fees, deferred compensation and derivative sales.
First Quarter 2021 versus First Quarter 2020
Noninterest income of $298 million for first quarter 2021, increased $124 million, or 71%, compared to first quarter 2020, primarily driven by the impact of the IBKC merger as well as strong fixed income revenue during the quarter. Fixed income increased $30 million, or 31%, from first quarter 2020. Fixed income product revenue of $115 million increased 47%, largely driven by favorable market conditions including market volatility and increased depository liquidity. Revenue from other products of $11 million decreased 39%, primarily driven by lower fees from derivative and loan sales.

Noninterest Expense

The following table presents the significant components of noninterest expense for each of the periods presented:

Table 5 - Noninterest Expense

	Three Months Ended			1Q21 vs. 1Q20		1Q21 vs. 4Q20
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2020	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$318	$319	$183	$135	74%	$(1)	NM
Net occupancy expense	37	36	20	17	85%	1	3%
Computer software	28	27	16	12	75%	1	4%
Legal and professional fees	14	19	9	5	56%	(5)	(26)%
Operations services	16	17	12	4	33%	(1)	(6)%
Equipment expense	11	13	9	2	22%	(2)	(15)%
Amortization of intangible assets	14	15	5	9	NM	(1)	(7)%
Other expense	106	62	48	58	NM	44	71%
Total noninterest expense	$544	$508	$302	$242	80%	$36	7%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

First Quarter 2021 versus Fourth Quarter 2020
Compared to fourth quarter 2020, noninterest expense increased $36 million, or 7%, driven by a $36 million increase in merger and acquisition related expense largely tied to IBKC merger integration costs. First quarter 2021 also included $10 million in derivative valuation adjustments related to prior Visa Class-B share sales.
First Quarter 2021 versus First Quarter 2020
Total noninterest expense of $544 million increased $242 million, or 80%, from first quarter 2020 primarily attributable to the impact of the IBKC merger and Truist branch acquisition. In addition to the impact of the merger and branch acquisition, the increase in personnel expense reflects an increase in revenue-based compensation due to increases in fixed income and mortgage banking and an increase in deferred compensation expense driven by equity market valuations. Other expense in first quarter 2021 included $33 million in asset impairments related to IBKC merger integration efforts. Total merger and acquisition expense was $70 million in first quarter 2021 compared to $6 million in first quarter 2020.
Income Taxes
FHN recorded income tax expense of $71 million in first quarter 2021, compared to $56 million in fourth quarter 2020 and $5 million in first quarter 2020. The effective tax rate was approximately 23.2%, 18.7%,

FIRST HORIZON CORPORATION	75	1Q21 FORM 10-Q REPORT

and 22.4% for the three months ended March 31, 2020, December 31, 2020 and March 31, 2020, respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of March 31, 2021, FHN’s gross DTA and gross DTL were $472 million and $448 million, respectively, resulting in a net DTA of $24 million at March 31, 2021, compared with a net DTA of less than $1 million at December 31, 2020.
As of March 31, 2021, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $39 million and $9 million, respectively, which will expire at various dates.
FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.

Business Segment Results

During fourth quarter 2020, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, FHN's primary business segments were Regional Banking, Fixed Income, Corporate, and Non-strategic. On July 1, 2020, FHN and IBKC closed their merger of equals transaction. This transaction prompted organizational changes to better integrate and execute the combined Company's strategic priorities across all lines of businesses. As a result, FHN revised its reportable segments to include Regional Banking, Specialty Banking and Corporate. Segment results for the first quarter of 2020 have been recast to adjust for the realignment of the segment reporting structure. See Note 13 - Business Segment Information for additional disclosures related to FHN's operating segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $286 million for first quarter 2021 compared to $231 million for fourth quarter 2020 and pre-tax loss of $4 million for first quarter 2020. The increase in first quarter 2021 compared to fourth quarter 2020 was primarily driven by a decrease in noninterest expense and lower provision for credit losses reflecting continued improvement in the overall macroeconomic outlook and a reduction in consumer loans. The increase for the first quarter 2021 compared to first quarter 2020 reflected an increase in revenue offset by an increase in noninterest expense resulting from the IBKC merger and a decrease in the provision for credit losses resulting from improvement in the macroeconomic outlook.
Specialty Banking

The Specialty Banking segment generated pre-tax income of $197 million for first quarter 2021 compared to $194 million for fourth quarter 2020 and $48 million for first quarter 2020. First quarter 2021 results compared to fourth quarter 2020 included an increase in noninterest income and lower provision for credit losses partially offset by lower net interest income and higher noninterest expense. The increase for the first quarter 2021 compared to first quarter 2020 was driven by an increase in revenue offset by an increase in noninterest expense resulting from the IBKC merger and a decrease in the provision for credit losses resulting from improvement in the macroeconomic outlook.

Corporate

The Corporate segment generated pre-tax loss of $176 million for first quarter 2021 compared to $124 million for fourth quarter 2020 and $23 million for first quarter 2020. The increase in pre-tax loss for first quarter 2021 compared to first quarter 2020 reflected an increase in noninterest expense primarily from a $64 million increase in merger and integration-related costs and the impact of the IBKC merger and a decrease in net interest income resulting from the impact of funds transfer pricing, partially offset by an increase in noninterest income primarily resulting from an increase in deferred compensation income

FIRST HORIZON CORPORATION	76	1Q21 FORM 10-Q REPORT

driven by equity market valuations relative to the prior year.

Financial Condition

Total period-end assets were $87.5 billion at March 31, 2021 compared to $84.2 billion at December 31, 2020. Asset growth during first quarter 2021 was driven by an increase in cash from deposit growth and by loan growth, primarily C&I loans from PPP loan originations.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases increased $368 million, or 1% to $58.6 billion as of March 31, 2021 from $58.2 billion on December 31, 2020, driven by a $1.0 billion increase in commercial loans primarily tied to PPP loans, offset by a $674 million decrease in consumer loans. Average loans and leases decreased to $58.2 billion in first quarter 2021 compared to $59.8 billion in fourth quarter 2020 and increased from $30.5 billion in first quarter 2020 primarily from acquired loans during third quarter 2020.
The following table provides detail regarding FHN's loans and leases as of March 31, 2021 and December 31, 2020.
Table 6—Loans and Leases

	As of March 31, 2021		As of December 31, 2020
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$33,951	58%	$33,104	57%	3%
Commercial real estate	12,470	21	12,275	21	2
Total commercial	46,421	79	45,379	78	2
Consumer:
Consumer real estate	11,053	19	11,725	20	(6)
Credit card and other	1,126	2	1,128	2	—
Total consumer	12,179	21	12,853	22	(5)
Total loans and leases	$58,600	100%	$58,232	100%	1%
(a)Includes equipment financing loans and leases.

C&I loans are the largest component of the loan portfolio, comprising 58% of total loans at the end of the first quarter 2021 and 57% at year-end 2020. C&I loans increased 3% from December 31, 2020, largely driven by PPP lending and higher balances within Specialty Banking, primarily from mortgage warehouse lending and growth in both the accommodation and food services and healthcare industries. Commercial real estate loans increased 2% to $12.5 billion in first quarter 2021 driven by growth in Regional Banking and Corporate CRE loans.
Total consumer loans decreased 5% from 2020 to $12.2 billion as of March 31, 2021, largely driven by paydowns in real estate installment loans and home equity lines of credit within the Regional Banking segment.
Loans Held for Sale
In 2020, FHN obtained IBKC's mortgage banking operations, which includes origination and servicing of residential first lien mortgage loans, primarily fixed rate single-family residential mortgage loans originated by IBKC and committed to be sold in the secondary market. The legacy FHN loans HFS portfolio consists of small business, other consumer loans, the mortgage warehouse, USDA, student, and home equity loans.
On March 31, 2021 and December 31, 2020, loans HFS were $811 million and $1.0 billion, respectively. The decrease in loans HFS was primarily driven by a

FIRST HORIZON CORPORATION	77	1Q21 FORM 10-Q REPORT

seasonal slowdown in mortgage volume, as well as a reduction in refinance activity impacted by a recent rise in mortgage interest rates. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million at both March 31, 2021 and December 31, 2020.

ASSET QUALITY

Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans (19% of total loans). Industry concentrations are discussed under the heading C&I below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2020 in the Loan Portfolio Composition discussion in the Asset Quality Section.
FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2021 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2020.
Commercial Loan and Lease Portfolios
C&I
The C&I portfolio totaled $34.0 billion as of March 31, 2021 and $33.1 billion as of December 31, 2020 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances in the C&I portfolio as of March 31, 2021 were in Tennessee (21%), Florida (12%), Texas (9%), Louisiana (8%), North Carolina (8%), California (7%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2021, and December 31, 2020. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 7 — C&I Loan Portfolio by Industry

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$5,530	16%	$5,404	16%
Finance and insurance	3,113	9	3,130	10
Health care and social assistance	2,832	8	2,689	8
Accommodation and food service	2,480	7	2,303	7
Real estate rental and leasing (a)	2,377	7	2,365	7
Wholesale trade	2,133	6	2,079	6
Manufacturing	1,968	6	1,907	6
Energy	1,637	5	1,686	5
Retail trade	1,566	5	1,531	5
Professional, scientific, and technical	1,567	5	1,457	4
Other (construction, transportation, etc.) (b)	8,748	26	8,553	26
Total C&I loan portfolio	$33,951	100%	$33,104	100%
(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% for 2021.

FIRST HORIZON CORPORATION	78	1Q21 FORM 10-Q REPORT

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 25% of FHN’s C&I loan portfolio as of March 31, 2021, and as a result could be affected by items that uniquely impact the financial services industry. As of March 31, 2021, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 16% of the C&I portfolio as of March 31, 2021 and December 31, 2020. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, new loan originations to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In first quarter 2021, 33% of the loan originations were home purchases and 67% were refinance transactions.
Finance and Insurance
The finance and insurance component represents 9% of the C&I portfolio as of March 31, 2021 compared to 10% as of December 31, 2020, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2021, asset-based lending to consumer finance companies represents approximately $1.2 billion of the finance and insurance component.
TRUPs lending was originally extended as a form of “bridge” financing to participants in the pooled trust preferred securitization program offered primarily to smaller banking (generally less than $15 billion in total assets) and insurance institutions through FHN’s fixed income business. Origination of TRUPs lending ceased in early 2008. Individual TRUPs are re-graded at least quarterly as part of FHN’s commercial loan review process. The terms of these loans generally include a scheduled 30 year balloon payoff and include an option to defer interest for up to 20 consecutive quarters. As of March 31, 2021, the unpaid principal balance (UPB) of trust preferred loans totaled $228 million. Including an amortizing discount of $18 million, total reserves (ALLL plus the amortizing discount) for TRUPs and other bank-related loans were $28 million, or 12% of outstanding UPB. As of March 31, 2021, TRUPs loans included $7 million of loans on nonaccrual, which represented a single loan relationship.
Paycheck Protection Program
In 2020, Congress created the Paycheck Protection Program (PPP). Under the PPP, qualifying businesses may receive loans from private lenders, such as FHN, that are fully guaranteed by the Small Business Administration. These loans potentially are partly or fully forgivable, depending upon the borrower’s use of the funds and maintenance of employment levels. To the extent forgiven, the borrower is relieved from payment while the lender is still paid from the program. Congress made revisions to the PPP during first quarter 2021, and may make further revisions in the future.

At March 31, 2021, FHN had 44,717 of PPP loans with an aggregate principal balance of $5.1 billion. For these loans, FHN anticipates being paid net lender fees of approximately $81 million in relation to the PPP loans held at March 31, 2021.
Because PPP loans carry a full SBA guarantee, they do not have any credit risk and will not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of March 31, 2021, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
Commercial Real Estate
The CRE portfolio totaled $12.5 billion and $12.3 billion as of March 31, 2021 and December 31, 2020, respectively. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of March 31, 2021 were in Florida (28%), Louisiana (11%), Texas (11%), North Carolina (11%), Tennessee (9%), and Georgia (9%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (27%), office (22%), retail (18%), industrial (11%), hospitality (11%), land/land development (2%), and other (9%).

FIRST HORIZON CORPORATION	79	1Q21 FORM 10-Q REPORT

Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $11.1 billion and $11.7 billion as of March 31, 2021 and December 31, 2020, respectively , and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of March 31, 2021, were in Florida (32%), Tennessee (25%), Louisiana (10%), North Carolina (8%), and Texas (5%). No other state represented more than 5% of the portfolio.
As of March 31, 2021, approximately 85% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 753 and the refreshed FICO scores averaged 765 as of March 31, 2021, no significant change from FICO scores of 753 and 763, respectively, as of December 31, 2020. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of March 31, 2021 and December 31, 2020, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $34 million and $36 million, respectively.
HELOCs comprised $2.3 billion of the consumer real estate portfolio as of March 31, 2021. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of both March 31, 2021 and December 31, 2020, approximately 86% of FHN's HELOCs were in the draw period. It is expected that $438 million, or 22% of HELOCs currently in the draw period, will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs are monitored closely for those nearing the end of the draw period.
The following table presents HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 8—HELOC Draw To Repayment Schedule

	March 31, 2021		December 31, 2020
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$65	3%	$73	4%
13-24	58	3	66	3
25-36	54	3	62	3
37-48	78	4	67	3
49-60	183	9	187	8
>60	1,551	78	1,662	79
Total	$1,989	100%	$2,117	100%

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $1.1 billion as of March 31, 2021 and primarily includes consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. There was no significant change in the balance of this portfolio from December 31, 2020.
Allowance for Loan and Lease Losses
Management’s policy is to maintain the ALLL at a level sufficient to recognize current expected credit losses on the amortized cost basis of the loan and lease portfolio. The total allowance for loan and lease

FIRST HORIZON CORPORATION	80	1Q21 FORM 10-Q REPORT

losses decreased to $914 million on March 31, 2021 from $963 million on December 31, 2020. The ALLL as of March 31, 2021 reflects the improvement in the economic forecast from year-end 2020. As a result, the ratio of ALLL to total loans and leases decreased 9 basis points from December 31, 2020 to 1.56% on March 31, 2021.
The provision for loan and lease losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of current expected losses on the amortized cost basis of the loan and lease portfolio. Provision credit was $41 million in first quarter 2021 compared to a provision expense of $145 million in first quarter 2020. The decrease is primarily attributable to an improving economic forecast, as first quarter 2020 was negatively impacted by the economic uncertainty around the COVID-19 pandemic.
Asset quality trends may continue to be impacted by the economic uncertainty attributable to the COVID-19 pandemic. The C&I portfolio reflects a broad mix of categories with the heaviest concentration in loans to mortgage companies which carry minimal credit risk. The C&I portfolio as of March 31, 2021 includes $5.1 billion of loans made under the Paycheck Protection Program of the SBA. PPP loans are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk.
The CRE portfolio metrics may continue to be impacted by the COVID-19 pandemic due to travel and occupancy restrictions set by state and local governments affecting the hospitality and retail industries. The consumer portfolio may also continue to be impacted by the COVID-19 pandemic if consumer unemployment continues to remain elevated and clients are unable to continue making loan payments. The consumer portfolio, however, is high quality with no subprime and minimal exposure to other traditional categories of high risk lending.
Consolidated Net Charge-offs
Net charge-offs in first quarter 2021 were $8 million, an annualized charge-off percentage of 0.06% of total loans and leases, consistent with net charge-offs of $8 million in first quarter 2020.
Net charge-offs in first quarter 2021 in the commercial portfolio were $11 million compared to $6 million in first quarter 2020. Net charge-offs were impacted by higher energy charge-offs in the current quarter, as well as a larger commercial portfolio from acquired loans in third quarter 2020.
Net recoveries in the consumer portfolio were $3 million in first quarter 2021, driven by consumer real estate recoveries in the Corporate segment, compared to $2 million in net charge-offs in first quarter 2020.
Table 9—Analysis of Allowance for Loan and Lease Losses and Charge-offs

(Dollars in millions)
Allowance for loan and lease losses (a)	March 31, 2021	December 31, 2020	March 31, 2020
C&I	$442	$453	$255
CRE	232	242	48
Consumer real estate	222	242	122
Credit card and other	18	26	19
Total allowance for loan and lease losses	$914	$963	$444

Period-end loans and leases
C&I	$33,951	$33,104	$22,124
CRE	12,470	12,275	4,640
Consumer real estate	11,053	11,725	6,119
Credit card and other	1,126	1,128	495
Total period-end loans and leases	$58,600	$58,232	$33,378

ALLL / loans and leases % (a)
C&I	1.30%	1.37%	1.15%
CRE	1.86%	1.97%	1.03%

FIRST HORIZON CORPORATION	81	1Q21 FORM 10-Q REPORT

Consumer real estate	2.00%		2.07%		2.00%
Credit card and other	1.63%		2.34%		3.91%
Total ALLL / loans and leases %	1.56%		1.65%		1.33%

Quarter-to-date net charge-offs (recoveries)
C&I	$10		$31		$6
CRE	1		(1)		—
Consumer real estate	(5)		(3)		(1)
Credit card and other	2		2		3
Total net charge-offs	$8		$29		$8

Average loans and leases (b)
C&I	$33,279		$34,196		$19,470
CRE	12,424		12,400		4,422
Consumer real estate	11,400		12,030		6,134
Credit card and other	1,119		1,194		498
Total average loans and leases	$58,222		$59,820		$30,524

Charge-off %
C&I	0.12%		0.36%		0.12%
CRE	0.06%		NM		—%
Consumer real estate	NM		NM		NM
Credit card and other	0.65%		0.68%		2.23%
Total charge-off %	0.06%		0.19%		0.10%

ALLL / annualized net charge-offs
C&I	11.47	x	3.67	x	10.89	x
CRE	33.31	x	NM		NM
Consumer real estate	NM		NM		NM
Credit card and other	2.53	x	3.23	x	1.74	x
Total ALLL / net charge-offs	28.14	x	8.41	x	13.80	x

ALLL / NPLs
C&I	3.07	x	3.15	x	2.65	x
CRE	3.45	x	4.15	x	21.75	x
Consumer real estate	1.23	x	1.33	x	1.34	x
Credit card and other	7.49	x	13.13	x	53.69	x
Total ALLL / NPLs	2.32	x	2.49	x	2.34	x
NM - not meaningful
(a)The increase in the ALLL from first quarter 2020 was primarily attributable to the allowance recorded on acquired non-PCD loans and the decline in the economic forecast attributable to the COVID-19 pandemic, while the decrease from fourth quarter 2020 was from an improvement in the overall economic forecast.
(b)The increase in period-end and average loans and leases from 1st quarter 2020 is primarily the result of $26.3 billion in acquired loans and leases in third quarter 2020.

FIRST HORIZON CORPORATION	82	1Q21 FORM 10-Q REPORT

Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis), if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans that FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and OREO (excluding OREO from government insured mortgages).
Total NPAs (including NPLs HFS) increased to $410 million as of March 31, 2021 from $406 million as of
December 31, 2020. Despite the marginal increase, the nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO) was 0.69% as of both March 31, 2021 and December 31, 2020. The ratio of the ALLL to NPLs was 2.3 times as of March 31, 2021 compared to 2.5 times as of December 31, 2020.
Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.
Table 10—Nonperforming Assets by Loan Portfolio

(Dollars in millions)	March 31, 2021	December 31, 2020
Nonperforming loans and leases
C&I	$144	$144
CRE	67	58
Consumer real estate	180	182
Credit card and other	3	2
Total nonperforming loans and leases (a)	$394	$386

Nonperforming loans held for sale (a)	$5	$5
Foreclosed real estate and other assets (b)	11	15
Total nonperforming assets (a) (c)	$410	$406

Nonperforming loans and leases to total loans and leases
C&I	0.42%	0.43%
CRE	0.54%	0.48%
Consumer real estate	1.63%	1.56%
Credit card and other	0.22%	0.18%
Total NPL %	0.67%	0.66%
(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Foreclosed real estate from GNMA loans totaled $2 million at both March 31, 2021 and December 31, 2020.
(c)Balances do not include government-insured foreclosed real estate.

FIRST HORIZON CORPORATION	83	1Q21 FORM 10-Q REPORT

The following table provides nonperforming assets by business segment:

Table 11—Nonperforming Assets by Segment

(Dollars in millions)	March 31, 2021	December 31, 2020
Nonperforming loans and leases (a) (b)
Regional Banking	$226	$216
Specialty Banking	111	117
Corporate	57	53
Consolidated	$394	$386
Foreclosed real estate (c)
Regional Banking	$10	$12
Specialty Banking	—	1
Corporate	1	2
Consolidated	$11	$15
Nonperforming Assets (a) (b) (c)
Regional Banking	$236	$228
Specialty Banking	111	118
Corporate	58	55
Consolidated	$405	$401
Nonperforming loans and leases to loans and leases
Regional Banking	0.56%	0.54%
Specialty Banking	0.64	0.68
Corporate	6.20	5.70
Consolidated	0.67%	0.66%
NPA % (d)
Regional Banking	0.58%	0.57%
Specialty Banking	0.64	0.68
Corporate	6.28	5.87
Consolidated	0.69%	0.69%
(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of $4 million and $5 million at March 31, 2021, and December 31, 2020, respectively.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Lending Assistance for Borrowers
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic include incremental lending assistance for borrowers through delayed payment programs and fee waivers.
The following table provides the UPB of loans related to deferrals granted to FHN’s customers that have been processed through March 31, 2021.

FIRST HORIZON CORPORATION	84	1Q21 FORM 10-Q REPORT

Table 12 - Customer Deferrals

(Dollars in millions)	As of March 31, 2021
Commercial:
C&I	$51
CRE	178
Total Commercial	$229
Consumer:
HELOC	$12
R/E installment loans	138
Credit card and other	6
Total Consumer	156
Total	$385
Commercial deferrals were comprised primarily of general commercial (59% or $135 million) and professional commercial real estate (38% or $86 million).

To the extent that loans were past due at March 31, 2021 or December 31, 2020 and had been granted a deferral, they were excluded from loans past due 30 to 89 days and loans past due 90 days or more in the table and discussion below.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $13 million on March 31, 2021, compared to $17 million on December 31, 2020. The decrease was primarily driven by consumer real estate loans. Loans 30 to 89 days past due were $81 million on March 31, 2021, compared to $100 million on December 31, 2020. The decrease included a $14 million decrease in consumer real estate loans, a $12 million decrease in CRE loans, and a $4 million decrease in credit card and other consumer loans, partially offset by an increase in C&I loans past due 30 to 89 days.

FIRST HORIZON CORPORATION	85	1Q21 FORM 10-Q REPORT

Table 13—Accruing Delinquencies

(Dollars in millions)	March 31, 2021	December 31, 2020
Accruing loans and leases 30+ days past due
C&I	$26	$15
CRE	11	23
Consumer real estate	52	69
Credit card and other	5	10
Total 30+ Delinquency	$94	$117

Accruing loans and leases 30+ days past due %
C&I	0.08%	0.05%
CRE	0.09%	0.19%
Consumer real estate	0.47%	0.58%
Credit card and other	0.45%	0.87%
Total 30+ Delinquency %	0.16%	0.20%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$—	$—
CRE	—	—
Consumer real Estate	13	16
Credit card and other	—	1
Total accruing loans and leases 90+ days past due	$13	$17

Loans held for sale
30 to 89 days past due (b)	7	6
30 to 89 days past due - guaranteed portion (b) (d)	6	5
90+ days past due (b)	13	12
90+ days past due - guaranteed portion (b) (d)	11	10
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $738 million on March 31, 2021 and $718 million on December 31, 2020. The increase in potential problem assets was from a net increase in classified commercial loans within the C&I portfolio from a limited number of customer migrations to substandard loans in the current quarter. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
Troubled Debt Restructurings and Loan Modifications
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Extensions and modifications to loans are made in accordance with

FIRST HORIZON CORPORATION	86	1Q21 FORM 10-Q REPORT

internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a TDR.
For loan modifications that were made during 2021 and 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as a TDR, and has excluded loans with these qualifying modifications from designation as a TDR in the information and discussion that follows. See Note 4 – Loans and Leases for further discussion regarding TDRs and loan modifications.
On March 31, 2021 and December 31, 2020, FHN had $288 million and $307 million portfolio loans classified as TDRs, respectively. For TDRs in the loan portfolio, FHN had loan loss reserves of $11 million and $12 million, or 4% of TDR balances as of both March 31, 2021 and December 31, 2020, respectively. Additionally, FHN had $41 million and $42 million of HFS loans classified as TDRs as of March 31, 2021 and December 31, 2020, respectively.
The following table provides a summary of TDRs for the periods ended March 31, 2021 and December 31, 2020:
Table 14—Troubled Debt Restructurings

(Dollars in millions)	As of March 31, 2021	As of December 31, 2020
Held-to-maturity:
Consumer real estate:
Current	$71	$77
Delinquent	2	2
Non-accrual (a)	57	61
Total consumer real estate	130	140
Credit card and other:
Current	1	1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	1	1
Commercial loans:
Current	74	82
Delinquent	—	—
Non-accrual	83	84
Total commercial loans	157	166
Total held-to-maturity	$288	$307
Held-for-sale:
Current	$35	$36
Delinquent	5	5
Non-accrual	1	1
Total held-for-sale	41	42
Total troubled debt restructurings	$329	$349

(a)Balances as of March 31, 2021 and December 31, 2020, include $13 million and $11 million, respectively, of discharged bankruptcies.
Investment Securities
FHN’s investment portfolio consists principally of debt securities, including government agency issued mortgage-backed securities and government agency issued collateralized mortgage obligations, all of which are classified as AFS. The securities portfolio provides a source of income and liquidity and is an important tool used to balance the interest rate risk of the loan and deposit portfolios. The securities portfolio is periodically evaluated in light of established ALM objectives, changing market

FIRST HORIZON CORPORATION	87	1Q21 FORM 10-Q REPORT

conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which FHN is exposed.
Investment securities were $8.4 billion on March 31, 2021, up from $8.0 billion on December 31, 2020 and represented approximately 10% of total assets for both periods. See Note 3 - Investment Securities for more information about the securities portfolio, including gross unrealized gains and losses by type of security, contractual maturities, and securities pledged.
Deposits
Total deposits as of March 31, 2021 increased 5% to $73.2 billion from $70.0 billion on December 31, 2020 driven by an increase in non-interest bearing deposits largely reflecting the impact of government stimulus checks and PPP loan funding.
The following table summarizes the major components of deposits as of March 31, 2021 and December 31, 2020.
Table 15— Deposits

	March 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$27,023	37%	$27,324	39%	$(301)	(1)%
Time deposits	4,653	6	5,070	7	(417)	(8)
Other interest-bearing deposits	16,444	23	15,415	22	1,029	7
Interest-bearing deposits	48,120	66	47,809	68	311	1
Noninterest-bearing deposits	25,046	34	22,173	32	2,873	13
Total deposits	$73,166	100%	$69,982	100%	$3,184	5%

Short-Term Borrowings
Total short-term borrowings were $2.2 billion as of March 31, 2021 and December 31, 2020.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.7 billion as of March 31, 2021 and December 31, 2020.

Capital

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.3 billion at both March 31, 2021 and December 31, 2020.
Significant changes included net income of $236 million which was offset by a decrease in AOCI of $101 million, $92 million in common and preferred dividends, and $62 million in common share repurchases.

FIRST HORIZON CORPORATION	88	1Q21 FORM 10-Q REPORT

The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 16—Regulatory Capital and Ratios

(Dollars in millions)	March 31, 2021	December 31, 2020
Shareholders’ equity	$8,012	$8,012
Modified CECL transitional amount (a)	178	191
FHN non-cumulative perpetual preferred	(470)	(470)
Common equity tier 1 before regulatory adjustments	$7,720	$7,733
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,745)	(1,757)
Net unrealized (gains) losses on securities available for sale	(5)	(108)
Net unrealized (gains) losses on pension and other postretirement plans	256	260
Net unrealized (gains) losses on cash flow hedges	(10)	(12)
Disallowed deferred tax assets	(1)	(5)
Other deductions from common equity tier 1	(1)	(1)
Common equity tier 1	$6,214	$6,110
FHN non-cumulative perpetual preferred (b)	377	377
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$6,886	$6,782
Tier 2 capital	1,120	1,153
Total regulatory capital	$8,006	$7,935
Risk-Weighted Assets
First Horizon Corporation	$62,339	$63,140
First Horizon Bank	61,610	62,508
Average Assets for Leverage
First Horizon Corporation	83,959	82,347
First Horizon Bank	83,242	81,709

	March 31, 2021		December 31, 2020
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	9.97%	$6,214	9.68%	$6,110
First Horizon Bank	10.72	6,606	10.46	6,537
Tier 1
First Horizon Corporation	11.05	6,886	10.74	6,782
First Horizon Bank	11.20	6,901	10.93	6,832
Total
First Horizon Corporation	12.84	8,006	12.57	7,935
First Horizon Bank	12.75	7,855	12.52	7,827
Tier 1 Leverage
First Horizon Corporation	8.20	6,886	8.24	6,782
First Horizon Bank	8.29	6,901	8.36	6,832
Other Capital Ratios
Total period-end equity to period-end assets	9.49		9.86
Tangible common equity to tangible assets (c)	6.64		6.89
Adjusted tangible common equity to risk weighted assets (c)	9.12		8.82
(a)The modified CECL transitional amount is calculated as defined in the final rule issued by the banking regulators on August 26, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through March 31, 2021 and December 31, 2020.
(b)The $93 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date.
(c)Tangible common equity to tangible assets and Adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 20.

FIRST HORIZON CORPORATION	89	1Q21 FORM 10-Q REPORT

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.
The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.50%, 8.00%, 10.00%, and 5.00%, respectively. Furthermore, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses.
As of March 31, 2021, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios increased in first quarter 2021 relative to fourth quarter 2020 primarily from the impact of net income less dividends and share repurchases during the first three months of 2021 and a decrease in risk weighted assets, primarily from loan activity. During 2021, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Common Stock Purchase Programs
General Authority
Pursuant to Board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN’s Board has not authorized a preferred stock purchase program.
On January 27, 2021, FHN announced that its Board of Directors approved a new $500 million common share purchase program that will expire on January 31, 2023. The new program is not tied to any compensation plan, and replaced the previous general share repurchase program, which was terminated by the Board. Purchases may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases will be subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations.
As of March 31, 2021, $59 million in purchases had been made under this authority at an average price per share of $16.12, or $16.10 excluding commissions.
Table 17a—Issuer Purchases of Common Stock - General Authority

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2021
January 1 to January 31	—	N/A	—	$500,000
February 1 to February 28	2,128	15.59	2,128	466,828
March 1 to March 31	1,515	16.88	1,515	441,258
Total	3,643	$16.12	3,643
N/A - not applicable
(a) Represents total costs including commissions paid.

Compensation Authority
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for

FIRST HORIZON CORPORATION	90	1Q21 FORM 10-Q REPORT

use in connection with two compensation plans for which the share purchase authority had expired.
The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before
December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market market conditions and regulatory restrictions. As of March 31, 2021, the maximum number of shares that may be purchased under the program was 23.8 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2021.

Table 17b—Issuer Purchase of Common Stock - Compensation Authority

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2021
January 1 to January 31	170	$13.54	170	23,861
February 1 to February 28	8	13.97	8	23,854
March 1 to March 31	44	16.69	44	23,810
Total	221	$14.18	221

Risk Management

There have been no significant changes to FHN’s risk management practices as described under “Risk Management” included in Item 7 of FHN’s 2020 Annual Report on Form 10-K.
MARKET RISK MANAGEMENT
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

FIRST HORIZON CORPORATION	91	1Q21 FORM 10-Q REPORT

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 18—VaR and SVaR Measures

	Three Months Ended March 31, 2021			As of March 31, 2021
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$1	$1
SVaR	3	4	2	3
10-day
VaR	12	21	1	4
SVaR	15	21	11	13

	Three Months Ended March 31, 2020			As of March 31, 2020
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$7	$1	$5
SVaR	9	18	5	5
10-day
VaR	7	25	2	19
SVaR	27	43	16	19

	Year Ended December 31, 2020			As of December 31, 2020
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$7	$1	$2
SVaR	5	18	1	2
10-day
VaR	13	25	2	10
SVaR	18	43	6	10

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 19—Schedule of Risks Included in VaR

	As of March 31, 2021		As of March 31, 2020		As of December 31, 2020
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$1	$3	$1	$2
Credit spread risk	—	1	2	12	2	6
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

FIRST HORIZON CORPORATION	92	1Q21 FORM 10-Q REPORT

information regarding FHN's capital adequacy refer to the Capital section of this MD&A.
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
Based on a static balance sheet as of March 31, 2021, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances of 2.5%, 4.7%, 9.3%, and 16.0%, respectively compared to base NII. A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.7%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.9%. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 1.7% and 2.0%, assuming the absence of negative rates. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been, and likely will continue to be, impacted by the disruption from the COVID-19 pandemic and the low rate environment.

FIRST HORIZON CORPORATION	93	1Q21 FORM 10-Q REPORT

The increase in the unemployment rate, client loan deferral requests, the impact of government assistance programs, and other developments have influenced net interest income results. FHN is monitoring current economic trends and potential exposures closely.
LIQUIDITY RISK MANAGEMENT
Among other things, ALCO is responsible for liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy of which the objective is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($13.9 billion was available as of March 31, 2021), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 86% for March 31, 2021 and 97% for December 31, 2020.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of March 31, 2021, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $470 million in non-cumulative perpetual preferred stock. As of March 31, 2021, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $969 million as of April 1, 2021. First Horizon Bank declared and paid common dividends to the parent company in the amount of $183 million in first quarter 2021 and $65 million in first quarter 2020. First Horizon Bank declared preferred dividends in the first quarter of 2021 which were payable in April 2021 and declared and paid preferred dividends in each quarter of 2020.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and availability of funds to FHN through a dividend from First Horizon Bank. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $0.15 per common share on April 1, 2021. FHN paid cash dividends of $1,550 per Series A preferred share and $1,625 per Series E preferred share on April 12, 2021 and $165 per Series C preferred share and $305 per Series D preferred share on May 3, 2021. In addition, in April 2021, the Board approved cash dividends per share in the following amounts:

FIRST HORIZON CORPORATION	94	1Q21 FORM 10-Q REPORT

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	06/11/2021	07/01/2021
Preferred Stock
Series A	$1,550.00	06/25/2021	07/12/2021
Series B	$331.25	07/16/2021	08/02/2021
Series C	$165.00	07/16/2021	08/02/2021
Series E	$1,625.00	06/25/2021	07/12/2021

Repurchase Obligations and Off-Balance Sheet Arrangements

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

Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellations rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $16 million as of March 31, 2021 and December 31, 2020.

Off-Balance Sheet Arrangements

In the normal course of business, FHN is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. FHN provides customers with off-balance sheet credit support through loan commitments, lines of credit, and standby letters of credit. Many of the commitments are expected to expire unused or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements. Based on its available liquidity and available borrowing capacity, FHN anticipates it will continue to have sufficient funds to meet its current commitments.

FIRST HORIZON CORPORATION	95	1Q21 FORM 10-Q REPORT

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
COVID-19 Pandemic
Government and societal reaction to the COVID-19 pandemic caused extraordinary disruption to the U.S. economy, as well as to the local economies within FHN's footprint, during the final three quarters of 2020 and continuing into the first quarter of 2021. Business activity, especially lending, declined throughout 2020 and into first quarter this year. In certain business lines, FHN reduced or stopped new lending because of the pandemic.
In the fourth quarter of 2020, two extremely effective vaccines were approved in the U.S. Administration of those vaccines began late in 2020, nationwide but on a narrowly targeted basis. In the first quarter of 2021, vaccine production and distribution increased, and a third vaccine was approved in the U.S. Public vaccination in the U.S. has accelerated during the first four months of 2021. In many of FHN's markets, COVID-19 restrictions at least partially were eased by the end of March or during April, and FHN believes further easing is likely in the rest of 2021. COVID-19 restrictions still had a substantial impact on FHN and its clients in the first quarter of 2021, but FHN expects those impacts to diminish over the rest of this year as the vaccinated percentage of the U.S. population continues to climb. Within the U.S. economy, broadly speaking, manufacturing has largely recovered while services continue to lag significantly, especially in hospitality and leisure.
Risk of resurgence remains as new virus variants continue to be identified around the world. As a result, FHN continues to closely monitor the pandemic and its effects on clients, especially credit quality, on FHN's communities, and on the financial markets. FHN continues to reach out to clients to discuss challenges and solutions, to provide line draws and new extensions to existing clients, to provide support for small businesses through the Paycheck Protection Program and other stimulus programs, and to provide lending and deposit assistance through deferrals and waived fees.

LIBOR Reform
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Inter-Bank Offered Rate (LIBOR), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021.
In March 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), the governmental regulator of the administrator of LIBOR, announced that U.S. Dollar LIBOR will no longer be representative as of:
•One week and two month USD LIBOR after December 31, 2021; and
•All other USD LIBOR tenors (e.g., overnight, 1-month, 3-month, 6-month and 12-month tenors) after June 30, 2023.

FIRST HORIZON CORPORATION	96	1Q21 FORM 10-Q REPORT

The administrator of LIBOR thereafter announced that USD LIBOR will cease to be published immediately after the dates set out above.
Previous to these announcements, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation issued SR 20-27 to encourage banks to transition away from U.S. dollar LIBOR as soon as practicable and noted that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. As a result, market participants will be required to transition away from LIBOR beginning in 2021. FHN is not currently able to predict the impact that the transition from LIBOR will have on FHN; however, because FHN has instruments with floating rate terms based on LIBOR, FHN may experience increases in interest, dividends, and other costs relative to these instruments subsequent to 2021. Additionally, the transition from LIBOR could impact or change FHN’s hedge accounting practices.

FHN has initiated efforts to 1) develop an inventory of affected loans, securities, and derivatives, 2) evaluate and assess modifications as needed to address loans outstanding at the time of LIBOR discontinuance, 3) obtain an understanding of the potential effects for applicable securities and derivatives, 4) assess revisions to systems, processes, and pricing needed to implement alternative reference rates, and 5) update fallback language for all new loans that reference LIBOR.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides several optional expedients and exceptions to ease the potential burden in accounting for reference rate reform. The scope of ASU 2020-04 was expanded with the January 2021 issuance of ASU 2021-01, "Scope". Refer to the Accounting Changes Issued but Not Currently Effective section of Note 1 - Basis of Presentation and Accounting Policies for additional information. Additionally, the IRS has released guidance that is intended to facilitate the transition of existing contracts from LIBOR to new reference rates without triggering modification accounting or taxable exchange treatment for those contracts. This guidance specifies what must be met in order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.

Limited Data Security Incident

In mid-April, FHN became aware of a data security incident affecting a limited number of customer accounts. Based on its ongoing investigation, FHN determined that an unauthorized party had obtained login credentials from an unknown source and attempted access to client accounts. Using the credentials and exploiting a vulnerability in third-party security software, the unauthorized party gained unauthorized access to under 200 on-line client bank accounts, had access to personal information in those accounts, and fraudulently obtained an aggregate of less than $1 million from some of those accounts. FHN has remediated the software vulnerability, reset the passwords for the identified accounts, is working with the affected clients to close existing accounts and open new ones, has reimbursed clients for the stolen funds, and has notified the appropriate regulators and enforcement authorities. Based on its ongoing assessment of the incident to date, FHN does not believe that this event will have a material adverse effect on its business, results of operations, or financial condition.

Critical Accounting Policies and Estimates

FHN has made no significant changes in its critical accounting policies and estimates from those disclosed in its 2020 Annual Report on Form 10-K.
Accounting Changes With Extended Transition Periods
Refer to Note 1 – Basis of Presentation and Accounting Policies for a detail of accounting changes with extended transition periods, which section is incorporated into MD&A by this reference.

FIRST HORIZON CORPORATION	97	1Q21 FORM 10-Q REPORT

Non-GAAP Information

Table 20—Non-GAAP to GAAP Reconciliation

	Three Months Ended
(Dollars in millions; shares in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$508	$522	$303
Plus: Noninterest income (GAAP)	298	288	175
Total revenues (GAAP)	806	810	478
Less: Noninterest expense (GAAP)	544	508	302
Pre-provision net revenue (Non-GAAP)	$262	$302	$176

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,349	$8,209	$5,002
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	470	470	96
(A) Total average common equity	$7,584	$7,444	$4,611
Less: Average intangible assets (GAAP) (b)	1,857	1,871	1,560
(B) Average Tangible Common Equity (Non-GAAP)	$5,727	$5,573	$3,051

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$911	$933	$49

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,307	$8,307	$5,056
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	470	470	96
(E) Total common equity	$7,542	$7,542	$4,665
Less: Intangible assets (GAAP) (b)	1,850	1,865	1,558
(F) Tangible common equity (Non-GAAP)	5,692	5,677	3,107
Less: Unrealized gains (losses) on AFS securities, net of tax	5	108	119
(G) Adjusted tangible common equity (Non-GAAP)	$5,687	$5,569	$2,988

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$87,513	$84,209	$47,197
Less: Intangible assets (GAAP) (b)	1,850	1,865	1,558
(I) Tangible assets (Non-GAAP)	$85,663	$82,344	$45,639

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$62,339	$63,140	$40,055

Period-end Shares Outstanding
(K) Period-end shares outstanding	552,374	555,031	311,863

Ratios
(C)/(A) Return on average common equity (GAAP)	12.01%	12.53%	1.05%
(C)/(B) Return on average tangible common equity (Non-GAAP)	15.90	16.73	1.59
(D)/(H) Total period-end equity to period-end assets (GAAP)	9.49	9.86	10.71
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	6.64	6.89	6.81
(G)/(J) Adjusted tangible common equity to risk weighted assets (Non-GAAP)	9.12	8.82	7.46
(E)/(K) Book value per common share (GAAP)	$13.65	$13.59	$14.96
(F)/(K) Tangible book value per common share (Non-GAAP)	$10.29	$10.23	$9.96
(a) Included in Total equity on the Consolidated Balance Sheets.
(b) Includes Goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

FIRST HORIZON CORPORATION	98	1Q21 FORM 10-Q REPORT

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 91 of this report and the subsections entitled “Market Risk Management” beginning on page 91 and “Interest Rate Risk Management” beginning on page 93 of this report, and

(b)	Note 15 to the Consolidated Financial Statements appearing on pages 42-48 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2020, including in particular the section entitled “Risk Management” beginning on page 87 of that Report and the subsections entitled “Market Risk Management” beginning on page 88 and “Interest Rate Risk Management” beginning on page 90 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 202-209 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
(b)    Changes in Internal Control over Financial Reporting. Other than as explained below, there have not been any changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 1, 2020, FHN and IBERIABANK Corporation ("IBKC") closed their merger-of-equals transaction. As permitted by Securities and Exchange Commission rules, we elected to exclude IBKC from our assessment of internal control over financial reporting as of December 31, 2020. Our integration of IBKC’s systems and processes with our own could cause changes to our internal controls over financial reporting in future periods.

FIRST HORIZON CORPORATION	99	1Q21 FORM 10-Q REPORT

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 11 to the Consolidated Financial Statements beginning on page 32 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Changes from previous risk factor disclosures:

The following updates and restates the third highlighted topic under "Operational Risks" within Item 1A of FHN's annual report on Form 10-K for the year ended December 31, 2020, which appeared on page 30 of that report.

An information technology security (cybersecurity) breach or other incident can cause significant damage, and can be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft, loss or extortion of our funds or our clients’ funds, fraud or identity theft perpetrated on clients, loss of confidential or proprietary information, business disruption, or adverse publicity associated with a breach or incident and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. For example, in April 2021 we experienced a data security incident affecting a small number of client accounts. An unauthorized party gained access to certain client login credentials from an unknown source. Using those credentials and exploiting a vulnerability in third-party security software, the unauthorized party was able to fraudulently obtain funds from client accounts. Although our monetary loss from that incident was minimal, the incident illustrates that we are at risk for vulnerabilities not fully within our control, in this case related to third-party software and client credentials.

Because of the potential for very serious consequences associated with these risks, our electronic systems and their upgrades need to address internal and external security concerns to a high degree, and our systems must comply with applicable banking and other regulations pertaining to bank safety and client protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our associates to recognize red flags associated with fraud, theft, and other electronic crimes, and we educate our clients as well through regular and episodic security-oriented communications. We expect our systems and regulatory requirements to continue to evolve as technology and criminal techniques also continue to evolve.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 17(a) and 17(b) and explanatory discussions included in Item 2 of Part I of this report under the heading “First Horizon Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 90 of this report, is incorporated herein by reference.

Items 3., 4., and 5.

Not applicable

FIRST HORIZON CORPORATION	100	1Q21 FORM 10-Q REPORT

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
EXHIBIT TABLE

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No.	Filing Date
4.10	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries.
10.1	Form of Grant Notice for Executive Performance Stock Units [2021]	X	X
10.2	Form of Grant Notice for Executive Restricted Stock Units [2021]	X	X
10.3	Form of Grant Notice for Executive Restricted Stock Units – Special Bonus-Driven Award [2021]	X	X
10.4	Director Compensation Policy, as adopted April 27, 2021	X	X
10.5	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6	2021 Incentive Plan		X		Proxy 2021	App. A	3/15/2021
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; (vi) Notes to Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

FIRST HORIZON CORPORATION	101	1Q21 FORM 10-Q REPORT

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No.	Filing Date
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

FIRST HORIZON CORPORATION	102	1Q21 FORM 10-Q REPORT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: May 6, 2021	By:	/s/ William C. Losch III
	Name:	William C. Losch III
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FIRST HORIZON CORPORATION	103	1Q21 FORM 10-Q REPORT