Form 10-Q
period 2021-06-30
FIRST HORIZON CORP
filed 2021-08-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-15185
____________________________________

(Exact name of registrant as specified in its charter)
 ______________________________________

TN		62-0803242
(State or other jurisdiction incorporation of organization)		(IRS Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive office)		(Zip Code)

(Registrant’s telephone number, including area code) (901) 523-4444

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
$.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series A*	FHN PR A*	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series B	FHN PR B	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C	FHN PR C	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series D	FHN PR D	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E	FHN PR E	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series F	FHN PR F	New York Stock Exchange LLC
*Shares of Series A Preferred Stock, along with the related Series A Depositary Shares, were outstanding on June 30, 2021. The New York Stock Exchange suspended the Series A Depositary Shares from trading on July 12, 2021 and delisted the security on July 23, 2021.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2021
Common Stock, $.625 par value	549,333,271

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
ADR	Average daily revenue
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated other comprehensive income
ARRC	Alternative Reference Rates Committee
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
BSBY	Bloomberg short-term bank yield index
C&I	Commercial, financial, and industrial loan portfolio
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate loan portfolio
CRMC	Credit Risk Management Committee
DSCR	Debt service coverage ratios
DTA	Deferred tax asset
DTL	Deferred tax liability
EPS	Earnings per share
ESOP	Employee stock ownership plan
FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FFP	Federal funds purchased
FFS	Federal funds sold
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC / Freddie Mac	Federal Home Loan Mortgage Corporation
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FNMA / Fannie Mae	Federal National Mortgage Association
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
FTBNA	First Tennessee Bank National Association (former name of the Bank)
FTE	Fully taxable equivalent
FTHC	First Tennessee Housing Corporation
FTNF	FTN Financial (former name of FHNF)
FTNMC	First Tennessee New Markets Corporation
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
HUD	Department of Housing and Urban Development
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association

FIRST HORIZON CORPORATION	1	2Q21 FORM 10-Q REPORT

IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage servicing rights
MSRB	Municipal Securities Rulemaking Board
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NOL	Net operating loss
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
NSF	Non-sufficient funds
OCC	Office of the Comptroller of the Currency
OIS	Overnight indexed swap
OREO	Other Real Estate Owned
OTC	One-time close, a mortgage product which allowed simplified conversion of a construction loan to permanent financing
OTTI	Other than temporary impairment
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated Financial Assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets

ROCE	Return on average common shareholders' equity
ROTCE	Return on tangible common equity
RPL	Reasonably Possible Loss
RSU	Restricted stock unit
RULC	Reserve for unfunded lending commitments
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TA	Tangible assets
TCE	Tangible common equity
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

FIRST HORIZON CORPORATION	2	2Q21 FORM 10-Q REPORT

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

FIRST HORIZON CORPORATION	3	2Q21 FORM 10-Q REPORT

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

Non-GAAP Information

Certain measures included in this report are “non-GAAP,” meaning they are not presented in accordance with U.S. GAAP and also are not codified in U.S. banking regulations currently applicable to FHN. Although other entities may use calculation methods that differ from those used by FHN for non-GAAP measures, FHN’s management believes such measures are relevant to understanding the financial condition, capital position, and financial results of FHN and its business segments. Non-GAAP measures are reported to FHN’s management and Board of Directors through various internal reports. The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table 24 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
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

FIRST HORIZON CORPORATION	4	2Q21 FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST HORIZON CORPORATION	5	2Q21 FORM 10-Q REPORT

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	June 30,
(Dollars in millions, except per share amounts)	2021	2020
Assets
Cash and due from banks	$1,303	$1,203
Interest-bearing deposits with banks	13,451	8,351
Federal funds sold and securities purchased under agreements to resell	622	445
Trading securities	1,035	1,176
Securities available for sale at fair value	8,388	8,047
Loans held for sale (including $377 and $405 at fair value, respectively)	977	1,022
Loans and leases (including $— and $16 at fair value, respectively)	56,687	58,232
Allowance for loan and lease losses	(815)	(963)
Net loans and leases	55,872	57,269
Premises and equipment	714	759
Goodwill	1,511	1,511
Other intangible assets	325	354
Other assets	3,710	4,072
Total assets	$87,908	$84,209

Liabilities
Noninterest-bearing deposits	$25,833	$22,173
Interest-bearing deposits	47,447	47,809
Total deposits	73,280	69,982
Trading liabilities	531	353
Short-term borrowings	2,246	2,198
Term borrowings	1,672	1,670
Other liabilities	1,614	1,699
Total liabilities	79,343	75,902

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,750 and 26,250 shares, respectively	520	470
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 550,865,126 and 555,030,652 shares, respectively	344	347
Capital surplus	4,997	5,074
Retained earnings	2,612	2,261
Accumulated other comprehensive loss, net	(203)	(140)
FHN shareholders' equity	8,270	8,012
Noncontrolling interest	295	295
Total equity	8,565	8,307
Total liabilities and equity	$87,908	$84,209
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	6	2Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2021	2020	2021	2020
Interest income
Interest and fees on loans and leases	$496	$306	$1,003	$633
Interest and fees on loans held for sale	7	7	14	13
Interest on securities available for sale	29	24	58	52
Interest on trading securities	7	9	14	23
Interest on other earning assets	3	—	5	4
Total interest income	542	346	1,094	725
Interest expense
Interest on deposits	24	25	48	79
Interest on trading liabilities	2	1	3	4
Interest on short-term borrowings	1	1	2	12
Interest on term borrowings	18	14	37	22
Total interest expense	45	41	90	117
Net interest income	497	305	1,004	608
Provision for credit losses	(115)	121	(160)	275
Net interest income after provision for credit losses	612	184	1,164	333
Noninterest income
Fixed income	102	112	228	208
Mortgage banking and title income	38	4	91	7
Deposit transactions and cash management	44	31	86	61
Brokerage, management fees and commissions	21	14	41	29
Trust services and investment management	14	8	26	15
Bankcard income	15	7	25	14
Securities gains (losses), net	11	(1)	11	(1)
Other income	40	31	75	48
Total noninterest income	285	206	583	381
Noninterest expense
Personnel expense	306	200	624	384
Net occupancy expense	33	21	71	41
Computer software	30	17	57	32
Operations services	19	12	35	23
Legal and professional fees	16	13	31	22
Equipment expense	12	9	23	17
Amortization of intangible assets	14	5	28	11
Other expense	68	43	173	93
Total noninterest expense	498	320	1,042	623
Income before income taxes	399	70	705	91
Income tax expense	88	13	159	18
Net income	$311	$57	$546	$73
Net income attributable to noncontrolling interest	3	3	6	6
Net income attributable to controlling interest	$308	$54	$540	$67
Preferred stock dividends	13	2	21	3
Net income available to common shareholders	$295	$52	$519	$64
Basic earnings per common share	$0.54	$0.17	$0.94	$0.21
Diluted earnings per common share	$0.53	$0.17	$0.93	$0.21
Weighted average common shares	550,297	312,090	551,268	311,843
Diluted average common shares	556,763	312,936	557,146	312,792
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	7	2Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2021	2020	2021	2020
Net income	$311	$57	$546	$73
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	38	(1)	(65)	87
Net unrealized gains (losses) on cash flow hedges	(2)	—	(4)	13
Net unrealized gains (losses) on pension and other postretirement plans	2	2	6	5
Other comprehensive income (loss)	38	1	(63)	105
Comprehensive income	349	58	483	178
Comprehensive income attributable to noncontrolling interest	3	3	6	6
Comprehensive income attributable to controlling interest	$346	$55	$477	$172
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$12	$—	$(20)	$28
Net unrealized gains (losses) on cash flow hedges	—	—	(1)	4
Net unrealized gains (losses) on pension and other postretirement plans	1	1	2	1
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	8	2Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
Net income	—	—	—	—	—	233	—	3	236
Other comprehensive income (loss)	—	—	—	—	—	—	(101)	—	(101)
Comprehensive income (loss)	—	—	—	—	—	233	(101)	3	135
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(3,864)	(2)	(60)	—	—	—	(62)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,208	—	12	—	—	—	12
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	26,250	470	552,375	345	5,036	2,402	(241)	295	8,307
Net income	—	—	—	—	—	308	—	3	311
Other comprehensive income (loss)	—	—	—	—	—	—	38	—	38
Comprehensive income (loss)	—	—	—	—	—	308	38	3	349
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(85)	—	—	(85)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	145	—	—	—	—	—	—	145
Call of preferred stock	(1,000)	(95)	—	—	—	(5)	—	—	(100)
Common stock repurchased (b)	—	—	(3,435)	(3)	(61)	—	—	—	(64)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,925	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2021	26,750	$520	550,865	$344	$4,997	$2,612	$(203)	$295	$8,565
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $59 million and $57 million repurchased under share repurchase programs for the three months ended March 31, 2021 and June 30, 2021, respectively.

See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	9	2Q21 FORM 10-Q REPORT

Six Months Ended June 30, 2020
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2019	1,000	$96	311,469	$195	$2,931	$1,798	$(239)	$295	$5,076
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96)	—	—	(96)
Beginning balance, as adjusted	1,000	96	311,469	195	2,931	1,702	(239)	295	4,980
Net income	—	—	—	—	—	13	—	3	16
Other comprehensive income (loss)	—	—	—	—	—	—	104	—	104
Comprehensive income (loss)	—	—	—	—	—	13	104	3	120
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1)	—	—	(1)
Common stock ($0.15 per share)	—	—	—	—	—	(48)	—	—	(48)
Common stock repurchased	—	—	(141)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	652	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Other (b)	—	—	(117)	—	(1)	—	—	—	(1)
Balance, March 31, 2020	1,000	96	311,863	195	2,939	1,666	(135)	295	5,056
Net income	—	—	—	—	—	54	—	3	57
Other comprehensive income (loss)	—	—	—	—	—	—	1	—	1
Comprehensive income (loss)	—	—	—	—	—	54	1	3	58
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(2)	—	—	(2)
Common stock ($0.15 per share)	—	—	—	—	—	(47)	—	—	(47)
Preferred stock issuance (1,500 shares issued at 100,000 per share net of offering costs)	1,500	144	—	—	—	—	—	—	144
Common stock repurchased	—	—	(183)	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	679	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2020	2,500	$240	312,359	$195	$2,941	$1,671	$(134)	$295	$5,208
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Represents shares canceled in connection with the resolution of remaining CBF dissenters' appraisal process.

See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	10	2Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2021	2020
Operating Activities
Net income	$546	$73
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(160)	275
Deferred income tax expense (benefit)	23	(39)
Depreciation and amortization of premises and equipment	31	21
Amortization of intangible assets	28	11
Net other amortization and accretion	(32)	8
Net (increase) decrease in derivatives	253	(369)
Stock-based compensation expense	21	10
Securities (gains) losses, net	(11)	1
Net (gains) losses on sale/disposal of fixed assets	33	2
(Gain) loss on BOLI	(2)	(4)
Loans held for sale:
Purchases and originations	(2,804)	(1,097)
Gross proceeds from settlements and sales	2,050	323
(Gain) loss due to fair value adjustments and other	(69)	7
Other operating activities, net	1,108	275
Total adjustments	469	(576)
Net cash provided by (used in) operating activities	1,015	(503)
Investing Activities
Proceeds from sales of securities available for sale	33	9
Proceeds from maturities of securities available for sale	1,175	572
Purchases of securities available for sale	(1,647)	(1,498)
Proceeds from sales of premises and equipment	4	2
Purchases of premises and equipment	(26)	(21)
Proceeds from BOLI	6	8
Net (increase) decrease in loans and leases	1,601	(1,649)
Net increase in interest-bearing deposits with banks	(5,100)	(2,653)
Other investing activities, net	8	4
Net cash used in investing activities	(3,946)	(5,226)
Financing Activities
Common stock:
Stock options exercised	25	4
Cash dividends paid	(167)	(92)
Repurchase of shares	(126)	(4)
Cancellation of common shares	—	(2)
Preferred stock issuance	145	145
Cash dividends paid - preferred stock - noncontrolling interest	(6)	(6)
Cash dividends paid - preferred stock	(16)	(3)
Net increase in deposits	3,304	5,330
Net increase (decrease) in short-term borrowings	48	(1,126)
Proceeds from issuance of term borrowings	—	1,242
Increases (decreases) in restricted and secured term borrowings	1	(6)
Net cash provided by financing activities	3,208	5,482
Net increase (decrease) in cash and cash equivalents	277	(247)
Cash and cash equivalents at beginning of period	1,648	1,267
Cash and cash equivalents at end of period	$1,925	$1,020
Supplemental Disclosures
Total interest paid	$98	$125
Total taxes paid	173	6
Total taxes refunded	4	1
Transfer from loans to OREO	2	2
Transfer from loans HFS to trading securities	871	604
Transfer from loans to loans HFS	(31)	—
Certain previously reported amounts have been reclassified to agree with current presentation.
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	11	2Q21 FORM 10-Q REPORT

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

Accounting Changes With Extended Transition Periods

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides several optional expedients and exceptions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The provisions of ASU 2020-04 primarily affect 1) contract modifications (e.g., loans, leases, debt, and derivatives) made in anticipation that a reference rate (e.g., LIBOR) will be discontinued and 2) the application of hedge accounting for existing relationships affected by those modifications. The provisions of ASU 2020-04 are effective upon release and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. FHN has identified contracts affected by reference rate reform and developed modification plans for those contracts. FHN has elected to utilize the optional expedients and exceptions provided by ASU 2020-04 for certain contract modifications that have already been implemented. FHN anticipates that it will continue to utilize the expedients and exceptions for future modifications in situations where they mitigate potential accounting outcomes that do not faithfully represent management’s intent or risk management activities, consistent with the purpose of the standard.

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

FIRST HORIZON CORPORATION	12	2Q21 FORM 10-Q REPORT

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

The following schedule details the allocation of merger consideration to the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed from IBKC as of July 1, 2020.

(Dollars in millions)	IBERIABANK Corporation
Assets:
Cash and due from banks	$395
Interest-bearing deposits with banks	1,683
Securities available for sale at fair value	3,544
Loans held for sale	320
Loans and leases (a)	25,921
Allowance for loan and lease losses	(284)
Other intangible assets	240
Premises and equipment	311
OREO	9
Other assets	1,153
Total assets acquired	$33,292
Liabilities:
Deposits	$28,232
Short-term borrowings	209
Term borrowings	1,200
Other liabilities	618
Total liabilities assumed	$30,259
Net assets acquired	$3,033
Consideration paid:
Consideration for outstanding common stock	$2,243
Consideration for equity awards	28
Consideration for preferred stock	231
Total consideration paid	$2,502
Purchase accounting gain	$(531)
(a)     Includes $1.3 billion of initial net investments in sales-type and direct financing leases.

In relation to the merger-of-equals transaction, FHN recorded a $531 million purchase accounting gain, representing the shortfall of the purchase price under the acquisition accounting value of net assets acquired, net of deferred taxes. The purchase accounting gain is not taxable. All measurement-period adjustments made during the first six months of 2021 have been deemed insignificant individually and in the aggregate. The valuation of the IBKC merger-of-equals transaction was final as of June 30, 2021. See Note 2, Acquisitions and Divestitures, in the 2020 Annual Report on Form 10-K for the year ended December 31, 2020, for a description of the methods used to determine the fair values of significant assets acquired and liabilities assumed presented above.

FIRST HORIZON CORPORATION	13	2Q21 FORM 10-Q REPORT

Note 2 – Acquisitions and Divestitures (Continued)
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As of December 31, 2020, the valuation of the acquired assets and liabilities assumed from the Truist branches acquisition was final. In relation to the acquisition, FHN recorded $78 million in goodwill, representing the excess of acquisition consideration over the estimated fair value of net assets acquired. All goodwill has been attributed to FHN's Regional
Banking segment (refer to Note 7 - Goodwill and Other Intangible Assets for additional information). This goodwill was the result of expected synergies, operational efficiencies and other factors.
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.

Total merger and integration expense recognized for the three and six months ended June 30, 2021 and 2020 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Personnel expense (a)	$16	$5	$37	$6
Legal and professional fees (b)	4	5	7	7
Net occupancy expense (c)	—	(1)	3	(1)
Other expense (d)	12	5	55	8
Total	$32	$14	$102	$20
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

FIRST HORIZON CORPORATION	14	2Q21 FORM 10-Q REPORT

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities on June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$607	$—	$—	$607
Government agency issued MBS	4,120	66	(19)	4,167
Government agency issued CMO	2,330	18	(25)	2,323
Other U.S. government agencies	737	10	(4)	743
States and municipalities	506	12	—	518
	$8,300	$106	$(48)	8,358
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				30
Total securities available for sale (b)				$8,388

(a)SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $7.1 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2020
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$613	$—	$—	$613
Government agency issued MBS	3,722	92	(2)	3,812
Government agency issued CMO	2,380	29	(3)	2,406
Other U.S. government agencies	672	12	—	684
Corporate and other debt	40	1	(1)	40
States and municipalities	445	15	—	460
	$7,872	$149	$(6)	8,015
AFS securities recorded at fair value through earnings:
SBA-interest only strips (a)				32
Total securities available for sale (b)				$8,047

(a)SBA-interest only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $6.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON CORPORATION	15	2Q21 FORM 10-Q REPORT

Note 3 – Investment Securities (Continued)
The amortized cost and fair value by contractual maturity for the available-for-sale debt securities portfolio on June 30, 2021 is provided below:

	Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value
Within 1 year	$680	$681
After 1 year through 5 years	148	150
After 5 years through 10 years	346	355
After 10 years	676	712
Subtotal	1,850	1,898
Government agency issued MBS and CMO (a)	6,450	6,490
Total	$8,300	$8,388

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains and losses on sales of AFS securities for the three and six months ended June 30, 2021 and 2020 were insignificant. Cash proceeds from sales of AFS securities were $6 million and $33 million for the three and six months ended June 30, 2021, respectively. Cash proceeds from sales of AFS securities for the three months ended June 30, 2020 were insignificant and were $9 million for the six months ended June 30, 2020.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$1,618	$(19)	$—	$—	$1,618	$(19)
Government agency issued CMO	1,332	(25)	—	—	1,332	(25)
Other U.S. government agencies	281	(4)	—	—	281	(4)
States and municipalities	41	—	—	—	41	—
Total	$3,272	$(48)	$—	$—	$3,272	$(48)

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$307	$—	$—	$—	$307	$—
Government agency issued MBS	426	(2)	—	—	426	(2)
Government agency issued CMO	586	(3)	—	—	586	(3)
Other U.S. government agencies	80	(1)	—	—	80	(1)
States and municipalities	1	—	—	—	1	—
Total	$1,400	$(6)	$—	$—	$1,400	$(6)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates.
Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $22 million as of June 30, 2021 and December 31, 2020. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does

FIRST HORIZON CORPORATION	16	2Q21 FORM 10-Q REPORT

Note 3 – Investment Securities (Continued)
not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
The carrying amount of equity investments without a readily determinable fair value was $73 million and $57 million at June 30, 2021 and December 31, 2020, respectively. The year-to-date 2021 and 2020 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $3 million and $5 million were recognized in the three months ended June 30, 2021 and 2020, respectively, and unrealized gains of $6 million and unrealized losses of $1 million were recognized for the six months ended June 30, 2021 and 2020, respectively, for equity investments with readily determinable fair values.

FIRST HORIZON CORPORATION	17	2Q21 FORM 10-Q REPORT

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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of June 30, 2021 and December 31, 2020, excluding accrued interest of $169 million and $180 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

(Dollars in millions)	June 30, 2021	December 31, 2020
Commercial:
Commercial and industrial (a) (b)	$27,652	$27,700
Loans to mortgage companies	4,876	5,404
Total commercial, financial, and industrial	32,528	33,104
Commercial real estate	12,292	12,275
Consumer:
HELOC	2,151	2,420
Real estate installment loans	8,714	9,305
Total consumer real estate	10,865	11,725
Credit card and other	1,002	1,128
Loans and leases	$56,687	$58,232
Allowance for loan and lease losses	(815)	(963)
Net loans and leases	$55,872	$57,269
(a)Includes equipment financing leases of $682 million and $587 million, respectively, as of June 30, 2021 and December 31, 2020.
(b)Includes PPP loans fully guaranteed by the SBA of $3.8 billion and $4.1 billion as of June 30, 2021 and December 31, 2020, respectively.

Restrictions
Loans and leases with carrying values of $37.2 billion and $38.6 billion were pledged as collateral for borrowings at June 30, 2021 and December 31, 2020, respectively.

Concentrations of Credit Risk
Most of the FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of June 30, 2021, FHN had loans to mortgage companies of $4.9 billion and loans to finance and insurance companies of $3.2 billion. As a result, 25% of the C&I portfolio is sensitive to impacts on the financial services industry.

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

FIRST HORIZON CORPORATION	18	2Q21 FORM 10-Q REPORT

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

The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	C&I
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$4,191	$6,164	$4,163	$1,958	$1,448	$2,758	$4,876	$5,827	$13	$31,398
Special Mention (PD grade 13)	22	50	56	75	24	75	—	155	5	462
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	52	122	77	118	24	111	—	117	47	668
Total C&I loans	$4,265	$6,336	$4,296	$2,151	$1,496	$2,944	$4,876	$6,099	$65	$32,528
(a)     LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    C&I loans converted from revolving to term in 2021 were not material.
(c)    2021 and 2020 balances include PPP loans.

FIRST HORIZON CORPORATION	19	2Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)

	December 31, 2020
	C&I
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$9,060	$5,138	$2,628	$1,748	$1,161	$2,145	$5,404	$4,571	$60	$31,915
Special Mention (PD grade 13)	89	93	70	31	37	64	—	127	1	512
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	182	77	114	50	42	58	—	95	59	677
Total C&I loans	$9,331	$5,308	$2,812	$1,829	$1,240	$2,267	$5,404	$4,793	$120	$33,104
(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    $50 million of C&I loans were converted from revolving to term in 2020.
(c)    2020 balances include PPP loans.

	June 30, 2021
	CRE
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,238	$2,295	$3,248	$1,399	$873	$2,273	$299	$—	$11,625
Special Mention (PD grade 13)	3	74	50	190	70	101	—	—	488
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	4	18	11	25	40	55	26	—	179
Total CRE loans	$1,245	$2,387	$3,309	$1,614	$983	$2,429	$325	$—	$12,292

	December 31, 2020
	CRE
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,477	$3,311	$1,750	$1,140	$946	$1,800	$259	$19	$11,702
Special Mention (PD grade 13)	48	24	117	75	71	54	—	—	389
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	30	13	21	42	27	33	18	—	184
Total CRE loans	$2,555	$3,348	$1,888	$1,257	$1,044	$1,887	$277	$19	$12,275

FIRST HORIZON CORPORATION	20	2Q21 FORM 10-Q REPORT

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

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of June 30, 2021 and December 31, 2020. Within consumer real estate, classes include HELOC and real estate installment. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as revolving loans converted to term loans. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as a fixed term loan and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

	June 30, 2021
	Consumer Real Estate
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$645	$1,144	$950	$520	$460	$2,083	$1,165	$138	$7,105
FICO score 720-739	75	148	123	87	59	222	167	26	907
FICO score 700-719	70	104	83	60	66	229	161	28	801
FICO score 660-699	50	129	102	101	62	275	225	53	997
FICO score 620-659	12	38	61	24	18	136	77	29	395
FICO score less than 620	171	49	27	37	44	250	47	35	660
Total	$1,023	$1,612	$1,346	$829	$709	$3,195	$1,842	$309	$10,865
(a) $19 million of HELOC loans were converted from revolving to term in 2021.

	December 31, 2020
	Consumer Real Estate
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,186	$1,167	$703	$610	$674	$1,719	$1,275	$159	$7,493
FICO score 720-739	157	158	100	77	92	197	186	29	996
FICO score 700-719	122	107	78	76	73	221	177	34	888
FICO score 660-699	130	141	123	75	85	296	264	59	1,173
FICO score 620-659	45	61	37	28	35	127	92	36	461
FICO score less than 620	107	36	52	54	95	261	61	48	714
Total	$1,747	$1,670	$1,093	$920	$1,054	$2,821	$2,055	$365	$11,725

FIRST HORIZON CORPORATION	21	2Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Credit Card and Other
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$44	$45	$37	$43	$27	$104	$136	$7	$443
FICO score 720-739	9	7	6	5	7	27	37	2	100
FICO score 700-719	5	8	6	7	5	33	37	1	102
FICO score 660-699	21	11	8	12	7	47	92	3	201
FICO score 620-659	2	4	3	6	4	28	18	2	67
FICO score less than 620	15	8	4	6	9	26	20	1	89
Total	$96	$83	$64	$79	$59	$265	$340	$16	$1,002
(a) $3 million of other consumer loans were converted from revolving to term in 2021.

	December 31, 2020
	Credit Card and Other
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$57	$52	$59	$37	$23	$116	$159	$5	$508
FICO score 720-739	7	7	9	8	8	27	91	2	159
FICO score 700-719	9	8	9	8	4	38	37	3	116
FICO score 660-699	30	12	15	9	9	48	46	3	172
FICO score 620-659	5	5	7	5	10	24	20	1	77
FICO score less than 620	14	7	8	11	9	26	20	1	96
Total	$122	$91	$107	$78	$63	$279	$373	$15	$1,128

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

FIRST HORIZON CORPORATION	22	2Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following table reflects accruing and non-accruing loans and leases by class on June 30, 2021 and December 31, 2020:

	June 30, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$27,488	$40	$1	$27,529	$93	$2	$28	$123	$27,652
Loans to mortgage companies	4,876	—	—	4,876	—	—	—	—	4,876
Total commercial, financial, and industrial	32,364	40	1	32,405	93	2	28	123	32,528
Commercial real estate:
CRE	12,216	6	—	12,222	18	—	52	70	12,292
Consumer real estate:
HELOC (b)	2,083	6	8	2,097	41	2	11	54	2,151
Real estate installment loans (c)	8,591	24	4	8,619	52	4	39	95	8,714
Total consumer real estate	10,674	30	12	10,716	93	6	50	149	10,865
Credit card and other:
Credit card	267	2	1	270	—	—	—	—	270
Other	725	5	—	730	1	—	1	2	732
Total credit card and other	992	7	1	1,000	1	—	1	2	1,002
Total loans and leases	$56,246	$83	$14	$56,343	$205	$8	$131	$344	$56,687

(a) $103 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(b) $23 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(c) $8 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.

	December 31, 2020
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a)	$27,541	$15	$—	$27,556	$88	$12	$44	$144	$27,700
Loans to mortgage companies	5,404	—	—	5,404	—	—	—	—	5,404
Total commercial, financial, and industrial	32,945	15	—	32,960	88	12	44	144	33,104
Commercial real estate:
CRE	12,194	23	—	12,217	10	42	6	58	12,275
Consumer real estate:
HELOC	2,336	13	11	2,360	43	3	14	60	2,420
Real estate installment loans	9,138	40	5	9,183	63	9	50	122	9,305
Total consumer real estate	11,474	53	16	11,543	106	12	64	182	11,725
Credit card and other:
Credit card	279	3	1	283	—	—	—	—	283
Other	838	6	—	844	1	—	1	2	845
Total credit card and other	1,117	9	1	1,127	1	—	1	2	1,128
Total loans and leases, net of unearned income	$57,730	$100	$17	$57,847	$205	$66	$115	$386	$58,232

(a) $101 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.

FIRST HORIZON CORPORATION	23	2Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
Collateral-Dependent Loans

Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.

As of June 30, 2021 and December 31, 2020, FHN had commercial loans with amortized cost of approximately $177 million and $167 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $151 million and $26 million, respectively, at June 30, 2021. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three and six months ended June 30, 2021, FHN recognized charge-offs of approximately $2 million and $16 million, respectively, on these loans related to reductions in estimated collateral values.

Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $8 million and $23 million, respectively, as of June 30, 2021, and $9 million and $26 million, respectively, as of December 31, 2020. Charge-offs during the three and six months ended June 30, 2021 were not significant for collateral-dependent consumer loans.
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
A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance, certain loan modifications that might ordinarily have qualified as TDRs were not accounted for as TDRs and have been excluded from the disclosures below. For loan modifications that were made during the three and six months ended June 30, 2021 or the year ended December 31, 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as TDRs, and has excluded loans with these qualifying modifications from designation as TDRs in the information and discussion that follows.
On June 30, 2021 and December 31, 2020, FHN had $274 million and $307 million of portfolio loans classified as TDRs, respectively. Additionally, $38 million and $42 million of loans held for sale as of June 30, 2021 and December 31, 2020, respectively, were classified as TDRs.

FIRST HORIZON CORPORATION	24	2Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following tables present the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and industrial:
C&I	10	$19	$19	1	$5	$5
Commercial real estate:
CRE	—	—	—	—	—	—
Consumer real estate:
HELOC	7	—	—	4	—	—
Real estate installment loans	26	6	6	40	8	8
Total consumer real estate	33	6	6	44	8	8
Credit card and other	15	—	—	16	—	—
Total TDRs	58	$25	$25	61	$13	$13

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and industrial:
C&I	27	$28	$27	4	$11	$9
Commercial real estate:
CRE	1	12	10	—	—	—
Consumer real estate:
HELOC	19	2	2	12	1	1
Real estate installment loans	35	8	8	50	9	9
Total consumer real estate	54	10	10	62	10	10
Credit card and other	28	—	—	40	—	—
Total TDRs	110	$50	$47	106	$21	$19

FIRST HORIZON CORPORATION	25	2Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following tables present TDRs which re-defaulted during the three and six months ended June 30, 2021 and 2020, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
Commercial, financial, and industrial:
C&I	5	$1	—	$—
Commercial real estate:
CRE	2	9	—	—
Consumer real estate:
HELOC	—	—	3	1
Real estate installment loans	4	1	5	1
Total consumer real estate	4	1	8	2
Credit card and other	1	—	7	—
Total TDRs	12	$11	15	$2

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
Commercial, financial, and industrial:
C&I	12	$2	—	$—
Commercial real estate:
CRE	2	9	—	—
Consumer real estate:
HELOC	1	—	7	2
Real estate installment loans	7	3	10	2
Total consumer real estate	8	3	17	4
Credit card and other	1	—	14	—
Total TDRs	23	$14	31	$4

FIRST HORIZON CORPORATION	26	2Q21 FORM 10-Q REPORT

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

In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of June 30, 2021 and December 31, 2020, FHN recognized approximately $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of other assets.
The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and six months ended June 30, 2021 and 2020 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).

FIRST HORIZON CORPORATION	27	2Q21 FORM 10-Q REPORT

Note 5- Allowance for Credit Losses (Continued)

The following table provides a rollforward of the ALLL and RULC by portfolio type for the three and six months ended June 30, 2021 and 2020:

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of April 1, 2021	$442	$232	$222	$18	$914
Charge-offs	(2)	—	(1)	(3)	(6)
Recoveries	5	1	8	2	16
Provision for loan and lease losses	(60)	(23)	(26)	—	(109)
Balance as of June 30, 2021	$385	$210	$203	$17	$815

Balance as of April 1, 2020	$255	$48	$123	$19	$445
Charge-offs	(18)	—	(2)	(3)	(23)
Recoveries	1	—	4	1	6
Provision for loan losses	81	9	19	1	110
Balance as of June 30, 2020	$319	$57	$144	$18	$538

Reserve for remaining unfunded commitments:
Balance as of April 1, 2021	$62	$11	$8	$—	$81
Provision for remaining unfunded commitments	(5)	(2)	1	—	(6)
Balance as of June 30, 2021	$57	$9	$9	$—	$75

Balance as of April 1, 2020	$27	$6	$6	$—	$39
Provision for remaining unfunded commitments	9	—	2	—	11
Balance as of June 30, 2020	$36	$6	$8	$—	$50

Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(16)	(3)	(4)	(6)	(29)
Recoveries	11	3	14	3	31
Provision for loan and lease losses	(63)	(32)	(49)	(6)	(150)
Balance as of June 30, 2021	$385	$210	$203	$17	$815

Balance as of January 1, 2020, as adjusted (b)	$142	$29	$121	$15	$307
Charge-offs	(25)	(1)	(4)	(6)	(36)
Recoveries	2	1	7	2	12
Provision for loan losses	200	28	20	7	255
Balance as of June 30, 2020	$319	$57	$144	$18	$538

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	$65	$10	$10	$—	$85
Provision for remaining unfunded commitments	(8)	(1)	(1)	—	(10)
Balance as of June 30, 2021	$57	$9	$9	$—	$75

Balance as of January 1, 2020, as adjusted (b)	$21	$3	$6	$—	$30
Provision for remaining unfunded commitments	15	3	2	—	20
Balance as of June 30, 2020	$36	$6	$8	$—	$50
(a) C&I loans as of June 30, 2021 include $3.8 billion in PPP loans which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b) Balance, as adjusted, reflects the adoption of ASU 2016-13 (CECL) effective January 1, 2020.

FIRST HORIZON CORPORATION	28	2Q21 FORM 10-Q REPORT

Note 5- Allowance for Credit Losses (Continued)
The decrease in the ACL as of June 30, 2021 as compared to December 31, 2020 reflects an improvement in the macroeconomic outlook, positive grade migration, and lower loan balances.

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
During the year ended December 31, 2020 and the six months ended June 30, 2021, FHN also considered stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic and added qualitative adjustments, where needed, to account for the risks not captured in modeled results. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.

FIRST HORIZON CORPORATION	29	2Q21 FORM 10-Q REPORT

Note 6 – Mortgage Banking Activity
On July 1, 2020, as part of the IBKC merger, FHN obtained IBKC's mortgage banking operations which includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking and title income on the
Consolidated Statements of Income. Prior to the merger, FHN’s mortgage banking operations were not significant. At June 30, 2021, FHN had approximately $49 million of loans that remained from pre-2009 Mortgage Business operations. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2020 and 2021, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of the six months ended June 30, 2021 and the year ended December 31, 2020.

(Dollars in millions)	June 30, 2021	December 31, 2020
Balance at beginning of period	$409	$4
Acquired	—	320
Originations and purchases	1,420	2,499
Sales, net of gains	(1,489)	(2,405)
Mortgage loans transferred from (to) held for investment	30	(9)
Balance at end of period	$370	$409

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

	June 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$34	$(6)	$28	$28	$(3)	$25
In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of June 30, 2021 and December 31, 2020. Total mortgage servicing fees included in mortgage banking and title income were insignificant for the three months ended June 30, 2021 and $1 million for the six months ended June 30, 2021. Total mortgage servicing fees included in mortgage banking and title income were insignificant for the three and six months ended June 30, 2020.

FIRST HORIZON CORPORATION	30	2Q21 FORM 10-Q REPORT

Note 7 – Goodwill and Other Intangible Assets

Goodwill

On July 1, 2020, FHN completed its merger-of-equals transaction with IBKC. In connection with the merger, FHN recorded a $531 million purchase accounting gain, based on fair value estimates.

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

The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2019	$802	$631	$1,433
Additions	78	—	78
December 31, 2020	$880	$631	$1,511

December 31, 2020	$880	$631	$1,511
Additions and adjustments	—	—	—
June 30, 2021	$880	$631	$1,511

Other intangible assets

The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

	June 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(105)	$266	$371	$(81)	$290
Customer relationships	37	(10)	27	37	(8)	29
Other (a)	41	(9)	32	41	(6)	35
Total	$449	$(124)	$325	$449	$(95)	$354
(a)Includes noncompete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

FIRST HORIZON CORPORATION	31	2Q21 FORM 10-Q REPORT

Note 8 - Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

(Dollars in millions)								June 30, 2021	December 31, 2020
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series A	1/31/2013	4/10/2018	6.200%		Quarterly	—	$—	$—	$95
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	80	77	77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	—
						26,750	$538	$520	$470
(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) Fixed dividend rate will reset on August 1, 2025 to three-month LIBOR plus 4.262%.
(c) Fixed dividend rate will reset on May 1, 2026 to three-month LIBOR plus 4.920%.
(d) Fixed dividend rate will reset on May 1, 2024 to three-month LIBOR plus 3.859%.

During the second quarter of 2021, FHN issued $150 million of 4.70% Series F Non-Cumulative Perpetual Preferred Stock (the Series F Preferred Stock). The Series F Preferred Stock is redeemable at FHN's option, in whole or in part, on or after July 10, 2026. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur. The $145 million carrying value of the Series F Preferred Stock currently qualifies as Tier 1 Capital.
During the second quarter of 2021, FHN provided notice of its intent to redeem all outstanding shares of Series A Preferred Stock. The redemption was effective July 10, 2021. FHN removed the $100 million outstanding liquidation preference amount of the Series A Preferred Stock from total equity and included it in other liabilities on its Consolidated Balance Sheet as of June 30, 2021, because on the notification date it became mandatorily redeemable. The difference between the liquidation preference and the prior carrying value of the Series A Preferred Stock resulted in a $5 million deemed dividend that was included in EPS.

Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On June 30, 2021 and December 31, 2020, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.

FIRST HORIZON CORPORATION	32	2Q21 FORM 10-Q REPORT

Note 9 – Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2021 and 2020:

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2021	$5	$10	$(256)	$(241)
Net unrealized gains (losses)	38	—	(4)	34
Amounts reclassified from AOCI	—	(2)	6	4
Other comprehensive income (loss)	38	(2)	2	38
Balance as of June 30, 2021	$43	$8	$(254)	$(203)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2021	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(65)	(1)	(5)	(71)
Amounts reclassified from AOCI	—	(3)	11	8
Other comprehensive income (loss)	(65)	(4)	6	(63)
Balance as of June 30, 2021	$43	$8	$(254)	$(203)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2020	$119	$16	$(271)	$(136)
Net unrealized gains (losses)	(1)	2	—	1
Amounts reclassified from AOCI	—	(2)	2	—
Other comprehensive income (loss)	(1)	—	2	1
Balance as of June 30, 2020	$118	$16	$(269)	$(135)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2020	$31	$3	$(274)	$(240)
Net unrealized gains (losses)	87	15	—	102
Amounts reclassified from AOCI	—	(2)	5	3
Other comprehensive income (loss)	87	13	5	105
Balance as of June 30, 2020	$118	$16	$(269)	$(135)

FIRST HORIZON CORPORATION	33	2Q21 FORM 10-Q REPORT

Note 9 – Components of Other Comprehensive Income (Loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI	2021	2020	2021	2020	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$(2)	$(2)	$(4)	$(2)	Interest and fees on loans and leases
Tax expense (benefit)	—	—	1	—	Income tax expense
	(2)	(2)	(3)	(2)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain (loss)	5	3	9	6	Other expense
Tax expense (benefit)	1	(1)	2	(1)	Income tax expense
	6	2	11	5
Total reclassification from AOCI	$4	$—	$8	$3

FIRST HORIZON CORPORATION	34	2Q21 FORM 10-Q REPORT

Note 10 – Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2021	2020	2021	2020
Net income	$311	$57	$546	$73
Net income attributable to noncontrolling interest	3	3	6	6
Net income attributable to controlling interest	308	54	540	67
Preferred stock dividends	13	2	21	3
Net income available to common shareholders	$295	$52	$519	$64

Weighted average common shares outstanding—basic	550,297	312,090	551,268	311,843
Effect of dilutive securities	6,466	846	5,878	949
Weighted average common shares outstanding—diluted	556,763	312,936	557,146	312,792

Basic earnings per common share	$0.54	$0.17	$0.94	$0.21
Diluted earnings per common share	$0.53	$0.17	$0.93	$0.21
The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2021	2020	2021	2020
Stock options excluded from the calculation of diluted EPS	1,516	5,134	1,544	3,291
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$20.98	$15.80	$20.97	$18.26
Other equity awards excluded from the calculation of diluted EPS	1,379	4,389	1,387	3,934

FIRST HORIZON CORPORATION	35	2Q21 FORM 10-Q REPORT

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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2021, the aggregate amount of liabilities established for all such loss contingency matters was $1 million. These liabilities are separate from those discussed under the heading “Mortgage Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2021, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to $6 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.

FIRST HORIZON CORPORATION	36	2Q21 FORM 10-Q REPORT

Note 11 – Contingencies and Other Disclosures (Continued)
Material Matters
As disclosed in previous reports, a former shareholder of CBF filed a putative class action suit, Searles v. DeMartini et al, against certain former directors, officers, and shareholders of CBF, alleging, among other things, that defendants breached certain fiduciary duties in connection with CBF's merger with FHN in 2017. In the second quarter of 2021, this matter was settled.
Exposures from pre-2009 Mortgage Business
FHN is contending with indemnification claims related to "other whole loans sold," which were mortgage loans originated by FHN before 2009 and sold outside of a securitization organized by FHN. These claims generally assert that FHN-originated loans contributed to losses in connection with mortgage loans securitized by the buyer of the loans. The claims generally do not include specific deficiencies for specific loans sold by FHN. Instead, the claims generally assert that FHN is liable for a share of the claimant's loss estimated by assessing the totality of the other whole loans sold by FHN to claimant in relation to the totality of the larger number of loans securitized by claimant. FHN is unable to estimate an RPL range for these matters due to significant uncertainties regarding: the number of, and the facts underlying, the loan originations which claimants assert are indemnifiable; the applicability of FHN’s contractual indemnity covenants to those facts and originations; and, in those cases where an indemnity claim may be supported, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of both June 30, 2021 and December 31, 2020. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
OTHER DISCLOSURES
Indemnification Agreements and Guarantees
In the ordinary course of business, FHN enters into indemnification agreements for legal proceedings against its directors and officers and standard representations and warranties for underwriting

FIRST HORIZON CORPORATION	37	2Q21 FORM 10-Q REPORT

Note 11 – Contingencies and Other Disclosures (Continued)
agreements, merger and acquisition agreements, loan sales, contractual commitments, and various other business transactions or arrangements.
The extent of FHN’s obligations under these agreements depends upon the occurrence of future events; therefore, it is not possible to estimate a maximum potential amount of payouts that could be required by such agreements.

FIRST HORIZON CORPORATION	38	2Q21 FORM 10-Q REPORT

Note 12 – Retirement Plans

FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2020. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan during 2021.
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
The components of net periodic benefit cost for the three months ended June 30 were as follows:

(Dollars in millions)	2021	2020
Components of net periodic benefit cost
Interest cost	$4	$6
Expected return on plan assets	(4)	(6)
Amortization of unrecognized:
Actuarial (gain) loss	2	3
Net periodic benefit cost	$2	$3
The components of net periodic benefit cost for the six months ended June 30 were as follows:

(Dollars in millions)	2021	2020
Components of net periodic benefit cost
Interest cost	$8	$12
Expected return on plan assets	(8)	(12)
Amortization of unrecognized:
Actuarial (gain) loss	4	6
Other	2	—
Net periodic benefit cost	$6	$6

FIRST HORIZON CORPORATION	39	2Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information
During 2020, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, FHN's reportable business segments were Regional Banking, Fixed Income, Corporate, and Non-strategic. The closing of the FHN and IBKC merger of equals transaction prompted organizational changes to better integrate and execute the combined Company's strategic priorities across all lines of businesses. As a result, FHN revised its reportable segments as described below. Prior period segment information has been reclassified to conform to the current period presentation.

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

•Specialty Banking segment consists of lines of business that deliver product offerings and services with specialized industry knowledge. Specialty Banking’s lines of business include asset-based lending, mortgage warehouse lending, commercial real estate, franchise finance, correspondent banking, equipment finance, mortgage, and title insurance. In addition to traditional lending and deposit taking, Specialty Banking also delivers treasury management solutions, loan syndications, and international banking. Additionally, Specialty Banking has a line of business focused on fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

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

FIRST HORIZON CORPORATION	40	2Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)
The following tables reflect financial information for each reportable business segment for the three and six months ended June 30 2021 and 2020:

	Three Months Ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$443	$153	$(99)	$497
Provision for credit losses	(88)	(21)	(6)	(115)
Noninterest income	108	150	27	285
Noninterest expense	278	147	73	498
Income (loss) before income taxes	361	177	(139)	399
Income tax expense (benefit)	85	43	(40)	88
Net income (loss)	$276	$134	$(99)	$311
Average assets	$42,199	$20,055	$25,305	$87,559

	Three Months Ended June 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$211	$130	$(36)	$305
Provision for credit losses	103	18	—	121
Noninterest income	69	124	13	206
Noninterest expense	164	111	45	320
Income (loss) before income taxes	13	125	(68)	70
Income tax expense (benefit)	1	31	(19)	13
Net income (loss)	$12	$94	$(49)	$57
Average assets	$20,965	$18,041	$8,928	$47,934
Certain previously reported amounts have been reclassified to agree with current presentation.

	Six Months Ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$869	$311	$(176)	$1,004
Provision for credit losses	(120)	(28)	(12)	(160)
Noninterest income	208	335	40	583
Noninterest expense (a)	551	300	191	1,042
Income (loss) before income taxes	646	374	(315)	705
Income tax expense (benefit)	151	90	(82)	159
Net income (loss)	$495	$284	$(233)	$546
Average assets	$42,284	$20,775	$23,427	$86,486
(a) Includes $33 million in asset impairments related to IBKC merger integration efforts in the Corporate segment.

FIRST HORIZON CORPORATION	41	2Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)

	Six Months Ended June 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$405	$239	$(36)	$608
Provision for credit losses	200	72	3	275
Noninterest income	142	228	11	381
Noninterest expense	338	221	64	623
Income (loss) before income taxes	9	174	(92)	91
Income tax expense (benefit)	(2)	43	(23)	18
Net income (loss)	$11	$131	$(69)	$73
Average assets	$20,004	$17,466	$8,273	$45,743
Certain previously reported amounts have been reclassified to agree with current presentation.

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$102	$—	$102
Mortgage banking and title income	—	38	—	38
Deposit transactions and cash management	39	3	2	44
Brokerage, management fees and commissions	21	—	—	21
Trust services and investment management	14	—	—	14
Bankcard income	14	1	—	15
Securities gains (losses), net (b)	—	—	11	11
Other income (c)	20	6	14	40
Total noninterest income	$108	$150	$27	$285

(a)Includes $14 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	42	2Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)

	Three months ended June 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$112	$—	$112
Mortgage banking and title income	—	4	—	4
Deposit transactions and cash management	27	3	1	31
Brokerage, management fees and commissions	14	—	—	14
Trust services and investment management	8	—	—	8
Bankcard income	7	—	—	7
Securities gains (losses), net (b)	—	—	(1)	(1)
Other income (c)	13	5	13	31
Total noninterest income	$69	$124	$13	$206
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
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

	Six Months Ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Fixed income (a)	$1	$227	$—	$228
Mortgage banking and title income	—	90	1	91
Deposit transactions and cash management	77	6	3	86
Brokerage, management fees and commissions	41	—	—	41
Trust services and investment management	26	—	—	26
Bankcard income	24	1	—	25
Securities gains (losses), net (b)	—	—	11	11
Other income (c)	39	11	25	75
Total noninterest income	$208	$335	$40	$583

(a)Includes $24 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	43	2Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)

	Six Months Ended June 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Fixed income (a)	$—	$208	$—	$208
Mortgage banking and title income	—	6	1	7
Deposit transactions and cash management	52	6	3	61
Brokerage, management fees and commissions	29	—	—	29
Trust services and investment management	15	—	—	15
Bankcard income	13	1	—	14
Securities gains (losses), net (b)	—	—	(1)	(1)
Other income (c)	33	7	8	48
Total noninterest income	$142	$228	$11	$381
Certain previously reported amounts have been reclassified to agree with current presentation.

(a)Includes $18 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards
Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	44	2Q21 FORM 10-Q REPORT

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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021	December 31, 2020
Assets:
Other assets	$200	$195

Liabilities:
Other liabilities	$170	$165
Nonconsolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships. Through designated wholly-owned subsidiaries, First Horizon Bank makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities which most significantly affect the performance of the partnerships. FHN is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, FHN does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and six months ended June 30, 2021 and 2020.

FIRST HORIZON CORPORATION	45	2Q21 FORM 10-Q REPORT

Note 14 – Variable Interest Entities (Continued)
The following table summarizes the impact to Income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$9	$6	$17	$11
Low income housing tax credits	(8)	(5)	(17)	(9)
Other tax benefits related to qualifying LIHTC investments	(3)	(3)	(5)	(5)

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

FIRST HORIZON CORPORATION	46	2Q21 FORM 10-Q REPORT

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

The following table summarizes FHN’s nonconsolidated VIEs as of June 30, 2021:

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$355	$128	(a)
Other tax credit investments (b)	67	42	Other assets
Small issuer trust preferred holdings (c)	206	—	Loans and leases
On-balance sheet trust preferred securitization	31	83	(d)
Holdings of agency mortgage-backed securities (c)	7,115	—	(e)
Commercial loan troubled debt restructurings (f)	164	—	Loans and leases
Proprietary trust preferred issuances (g)	—	287	Term borrowings
(a)Maximum loss exposure represents $227 million of current investments and $128 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
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
(f)Maximum loss exposure represents $158 million of current receivables and $6 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
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
(g)No exposure to loss due to nature of FHN's involvement.

FIRST HORIZON CORPORATION	47	2Q21 FORM 10-Q REPORT

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2021 and December 31, 2020, respectively, FHN had $236 million and $280 million of cash receivables and $119 million and $166 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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

FIRST HORIZON CORPORATION	48	2Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $91 million and $100 million for the three months ended June 30, 2021 and 2020, and $206 million and $179 million for the six months ended June 30, 2021 and 2020, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,815	$124	$33
Offsetting upstream interest rate contracts	3,815	6	10
Option contracts purchased	8	—	—
Forwards and futures purchased	9,077	24	1
Forwards and futures sold	9,627	2	23

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,950	$207	$7
Offsetting upstream interest rate contracts	3,950	2	17
Forwards and futures purchased	10,795	62	—
Forwards and futures sold	11,633	1	65

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

FIRST HORIZON CORPORATION	49	2Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,231	$286	$14
Offsetting upstream interest rate contracts	7,231	3	15

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$6,868	$436	$1
Offsetting upstream interest rate contracts	6,868	5	35
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$46	$16	$(168)	$211
Offsetting upstream interest rate contracts (a)	(46)	(16)	$168	$(211)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$—	$(1)	$—	$4
Hedged Items:
Term borrowings (a) (c)	—	1	—	(4)
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

FIRST HORIZON CORPORATION	50	2Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,100	$23	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,100	N/A

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,250	$32	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,250	N/A
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(6)	$—	$(14)	$17
Gain (loss) recognized in Other comprehensive income (loss)	—	2	(1)	15
Gain (loss) reclassified from AOCI into interest income	(2)	(2)	(3)	(2)
(a)Approximately $22 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

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

FIRST HORIZON CORPORATION	51	2Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)

	June 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$433	$10	$—
Forward contracts purchased	651	1	2

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$667	$20	$—
Forward contracts purchased	725	—	6
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and six months ended June 30, 2021.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$1	$(9)
Forward contracts purchased	(11)	12

In conjunction with the sale of its Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2021 and December 31, 2020, the derivative liabilities associated with the sales of Visa Class B shares were $18 million and $13 million, respectively. See Note 17 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2021 and December 31, 2020, these loans were valued at $12 million. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. As of June 30, 2021 and December 31, 2020, the notional values of FHN’s risk participations were $239 million and $233 million of derivative assets and $486 million and $464 million of derivative liabilities, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at June 30, 2021 and December 31, 2020, the exposure from these agreements would not be material based on the fair value of the underlying swaps.

In conjunction with the IBKC merger, FHN obtained certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, FHN had recognized $1 million of both assets and liabilities associated with these contracts.

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

FIRST HORIZON CORPORATION	52	2Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $104 million of assets and $15 million of liabilities on June 30, 2021, and $200 million of assets and $5 million of liabilities on December 31, 2020. As of June 30, 2021 and December 31, 2020, FHN had received collateral of $233 million and $320 million and posted collateral of $2 million and $34 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $116 million of assets and $21 million of liabilities on June 30, 2021, and $216 million of assets and $17 million of liabilities on December 31, 2020. As of June 30, 2021 and December 31, 2020, FHN had received collateral of $246 million and $343 million and posted collateral of $9 million and $53 million, respectively, in the normal course of business related to these contracts.
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

FIRST HORIZON CORPORATION	53	2Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2021
Interest rate derivative contracts	$453	$—	$453	$(29)	$(227)	$197
Forward contracts	26	—	26	(14)	(9)	3
	$479	$—	$479	$(43)	$(236)	$200

December 31, 2020
Interest rate derivative contracts	$702	$—	$702	$(7)	$(327)	$368
Forward contracts	63	—	63	(14)	(20)	29
	$765	$—	$765	$(21)	$(347)	$397
(a)Included in other assets on the Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, $3 million and $4 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2021
Interest rate derivative contracts	$74	$—	$74	$(29)	$(12)	$33
Forward contracts	24	—	24	(14)	(9)	1
	$98	$—	$98	$(43)	$(21)	$34
December 31, 2020
Interest rate derivative contracts	$60	$—	$60	$(7)	$(31)	$22
Forward contracts	65	—	65	(14)	(51)	—
	$125	$—	$125	$(21)	$(82)	$22
(a)Included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, $20 million and $22 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON CORPORATION	54	2Q21 FORM 10-Q REPORT

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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of June 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
June 30, 2021	$571	$—	$571	$(15)	$(554)	$2
December 31, 2020	380	—	380	—	(379)	1
The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of June 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2021	$1,350	$—	$1,350	$(15)	$(1,335)	$—
December 31, 2020	1,187	—	1,187	—	(1,187)	—
Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

FIRST HORIZON CORPORATION	55	2Q21 FORM 10-Q REPORT

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$355	$—	$355
Government agency issued MBS	845	—	845
Government agency issued CMO	4	—	4
Government guaranteed loans (SBA and USDA)	146	—	146
Total securities sold under agreements to repurchase	$1,350	$—	$1,350

	December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$284	$—	$284
Government agency issued MBS	616	—	616
Government agency issued CMO	10	—	10
Other U.S. government agencies	151	—	151
Government guaranteed loans (SBA and USDA)	126	—	126
Total securities sold under agreements to repurchase	$1,187	$—	$1,187

FIRST HORIZON CORPORATION	56	2Q21 FORM 10-Q REPORT

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

FIRST HORIZON CORPORATION	57	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$43	$—	$43
Government agency issued MBS	—	411	—	411
Government agency issued CMO	—	214	—	214
Other U.S. government agencies	—	130	—	130
States and municipalities	—	18	—	18
Corporate and other debt	—	219	—	219
Total trading securities	—	1,035	—	1,035
Loans held for sale (elected fair value)	—	352	25	377
Securities available for sale:
U.S. treasuries	—	607	—	607
Government agency issued MBS	—	4,167	—	4,167
Government agency issued CMO	—	2,323	—	2,323
Other U.S. government agencies	—	743	—	743
States and municipalities	—	518	—	518
Interest-only strips (elected fair value)	—	—	30	30
Total securities available for sale	—	8,358	30	8,388
Other assets:
Deferred compensation mutual funds	122	—	—	122
Equity, mutual funds, and other	29	—	—	29
Derivatives, forwards and futures	27	—	—	27
Derivatives, interest rate contracts	—	451	—	451
Derivatives, other	—	2	—	2
Total other assets	178	453	—	631
Total assets	$178	$10,198	$55	$10,431
Trading liabilities:
U.S. treasuries	$—	$472	$—	$472
Corporate and other debt	—	59	—	59
Total trading liabilities	—	531	—	531
Other liabilities:
Derivatives, forwards and futures	26	—	—	26
Derivatives, interest rate contracts	—	73	—	73
Derivatives, other	—	1	18	19
Total other liabilities	26	74	18	118
Total liabilities	$26	$605	$18	$649

FIRST HORIZON CORPORATION	58	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$81	$—	$81
Government agency issued MBS	—	633	—	633
Government agency issued CMO	—	212	—	212
Other U.S. government agencies	—	62	—	62
States and municipalities	—	7	—	7
Corporate and other debt	—	181	—	181
Total trading securities	—	1,176	—	1,176
Loans held for sale (elected fair value)	—	393	12	405
Loans held for investment (elected fair value)	—	—	16	16
Securities available for sale:
U.S. treasuries	—	613	—	613
Government agency issued MBS	—	3,812	—	3,812
Government agency issued CMO	—	2,406	—	2,406
Other U.S. government agencies	—	684	—	684
States and municipalities	—	460	—	460
Corporate and other debt	—	40	—	40
Interest-only strips (elected fair value)	—	—	32	32
Total securities available for sale	—	8,015	32	8,047
Other assets:
Deferred compensation mutual funds	118	—	—	118
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	63	—	—	63
Derivatives, interest rate contracts	—	702	—	702
Derivatives, other	—	4	—	4
Total other assets	206	706	—	912
Total assets	$206	$10,290	$60	$10,556
Trading liabilities:
U.S. treasuries	$—	$307	$—	$307
Government agency issued MBS	—	3	—	3
Corporates and other debt	—	43	—	43
Total trading liabilities	—	353	—	353
Other liabilities:
Derivatives, forwards and futures	71	—	—	71
Derivatives, interest rate contracts	—	60	—	60
Derivatives, other	—	4	14	18
Total other liabilities	71	64	14	149
Total liabilities	$71	$417	$14	$502

FIRST HORIZON CORPORATION	59	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2021 and 2020 on a recurring basis are summarized as follows:

	Three Months Ended June 30, 2021
(Dollars in millions)	Interest- only strips- AFS		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on April 1, 2021	$22		$12		$17		$(21)
Total net gains (losses) included in net income	(1)		1		—		—
Purchases	—		5		—		—
Sales	(6)		(10)		—		—
Settlements	—		(1)		—		3
Net transfers into (out of) Level 3	15	(b)	18	(e)	(17)	(e)	—
Balance on June 30, 2021	$30		$25		$—		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$1	(a)	$—		$—	(d)

	Three Months Ended June 30, 2020
(Dollars in millions)	Trading securities		Interest-only-strips-AFS		Loans held for sale		Net derivative liabilities
Balance on April 1, 2020	$1		$23		$14		$(21)
Total net gains (losses) included in net income	—		(1)		—		—
Purchases	—		—		—		—
Sales	—		—		—		—
Settlements	—		—		(1)		2
Net transfers into (out of) Level 3	—		3	(b)	—		—
Balance on June 30, 2020	$1		$25		$13		$(19)
Net unrealized gains (losses) included in net income	$—	(a)	$(1)	(c)	$—	(a)	$—	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on April 1, 2021.

FIRST HORIZON CORPORATION	60	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2021 and 2020, on a recurring basis are summarized as follows:

	Six Months Ended June 30, 2021
(Dollars in millions)	Interest- only strips- AFS		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16		$(14)
Total net gains (losses) included in net income	4		2		—		(9)
Purchases	—		5		—		—
Sales	(33)		(10)		—		—
Settlements	—		(2)		(2)		5
Net transfers into (out of) Level 3	27	(b)	18	(e)	(14)	(e)	—
Balance on June 30, 2021	$30		$25		$—		$(18)
Net unrealized gains (losses) included in net income	$1	(c)	$2	(a)	$—		$(9)	(d)

	Six Months Ended June 30, 2020
(Dollars in millions)	Trading securities		Interest-only-strips-AFS		Loans held for sale		Net derivative liabilities
Balance on January 1, 2020	$1		$19		$14		$(23)
Total net gains (losses) included in net income	—		(2)		1		(1)
Purchases	—		5		—		—
Sales	—		(9)		—		—
Settlements	—		—		(2)		5
Net transfers into (out of) Level 3	—		12	(b)	—		—
Balance on June 30, 2020	$1		$25		$13		$(19)
Net unrealized gains (losses) included in net income	$—	(a)	$(2)	(c)	$1	(a)	$(1)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on April 1, 2021.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2021 and 2020.

FIRST HORIZON CORPORATION	61	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at June 30, 2021, and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at June 30, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$532	$1	$533
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	66	66
OREO (b)	—	—	10	10
Other assets (c)	—	—	11	11

	Carrying value at December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$508	$1	$509
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	77	77
OREO (b)	—	—	15	15
Other assets (c)	—	—	9	9
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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2021 and 2020:

	Net gains (losses) Three Months Ended June 30,		Net gains (losses) Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Loans held for sale—SBAs and USDA	$(2)	$(1)	$(2)	$(2)
Loans and leases (a)	(1)	(1)	(3)	(6)
OREO (b)	(1)	—	(1)	—
Other assets (c)	—	(1)	—	(1)
	$(4)	$(3)	$(6)	$(9)
(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.

FIRST HORIZON CORPORATION	62	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
For the three and six months ended June 30, 2021, FHN recognized less than $1 million and $33 million of fixed asset impairments, respectively, and no impairment and $3 million of leased asset impairments, respectively, primarily related to continuing acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.

For the three and six months ended June 30, 2020, FHN recognized an insignificant amount and $1 million of fixed asset impairments, respectively, and an insignificant amount of leased asset impairments for both periods. These amounts were primarily recognized in the Corporate segment.

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

FIRST HORIZON CORPORATION	63	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of June 30, 2021 and December 31, 2020:

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at June 30, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA - interest only strips	$30	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	11% - 13%	11%
Loans held for sale - residential real estate	$26	Discounted cash flow	Prepayment speeds - First mortgage	4% - 13%	5%
			Foreclosure losses	46% - 65%	64%
			Loss severity trends - First mortgage	2% - 16% of UPB	10%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	15% - 16%	15%
Derivative liabilities, other	$18	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	9 - 33 months	24 months
Loans and leases (a)	$66	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$10	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$11	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON CORPORATION	64	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities SBA - interest only strips	$32	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	15% - 17%	15%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	5% - 15%	5%
			Foreclosure losses	59% - 70%	63%
			Loss severity trends - First mortgage	3% - 19% of UPB	12%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	7% - 8%	7%
Loans held for investment	$16	Discounted cash flow	Constant prepayment rate	0% - 26%	11%
			Constant default rate	0% - 14%	1%
			Loss severity trends	0% - 100%	11%
Derivative liabilities, other	$14	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	3 - 27 months	19 months
Loans and leases (a)	$77	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$15	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$9	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON CORPORATION	65	2Q21 FORM 10-Q REPORT

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

FIRST HORIZON CORPORATION	66	2Q21 FORM 10-Q REPORT

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
FHN also had a portion of mortgage loans held for investment for which the fair value option was elected upon origination and which were accounted for at fair value. This portion of mortgage loans held for investment at fair value option was transferred to the loans held for sale portfolio on April 1, 2021.
The following tables reflect the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

	June 30, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$377	$382	$(5)
Nonaccrual loans	5	7	(2)
Loans 90 days or more past due and still accruing	2	2	—

	December 31, 2020
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$405	$442	$(37)
Nonaccrual loans	2	5	(3)
Loans held for investment reported at fair value:
Total loans	16	17	(1)
Nonaccrual loans	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$4	$—	$(5)	$1

FIRST HORIZON CORPORATION	67	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
For the three and six months ended June 30, 2021 and 2020, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that is attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

FIRST HORIZON CORPORATION	68	2Q21 FORM 10-Q REPORT

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

FIRST HORIZON CORPORATION	69	2Q21 FORM 10-Q REPORT

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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of June 30, 2021 and December 31, 2020, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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

FIRST HORIZON CORPORATION	70	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,143	$—	$—	$31,935	$31,935
Commercial real estate	12,082	—	—	12,108	12,108
Consumer:
Consumer real estate	10,662	—	—	11,190	11,190
Credit card and other	985	—	—	1,009	1,009
Total loans and leases, net of allowance for loan and lease losses	55,872	—	—	56,242	56,242
Short-term financial assets:
Interest-bearing deposits with banks	13,451	13,451	—	—	13,451
Federal funds sold	51	—	51	—	51
Securities purchased under agreements to resell	571	—	571	—	571
Total short-term financial assets	14,073	13,451	622	—	14,073
Trading securities (a)	1,035	—	1,035	—	1,035
Loans held for sale:
Mortgage loans (elected fair value) (a)	377	—	352	25	377
USDA & SBA loans - LOCOM	533	—	535	1	536
Other loans - LOCOM	4	—	4	—	4
Mortgage loans - LOCOM	59	—	—	59	59
Total loans held for sale	973	—	891	85	976
Securities available for sale (a)	8,388	—	8,358	30	8,388
Derivative assets (a)	480	27	453	—	480
Other assets:
Tax credit investments	419	—	—	404	404
Deferred compensation mutual funds	122	122	—	—	122
Equity, mutual funds, and other (b)	264	29	—	235	264
Total other assets	805	151	—	639	790
Total assets	$81,626	$13,629	$11,359	$56,996	$81,984
Liabilities:
Defined maturity deposits	$4,304	$—	$4,311	$—	$4,311
Trading liabilities (a)	531	—	531	—	531
Short-term financial liabilities:
Federal funds purchased	777	—	777	—	777
Securities sold under agreements to repurchase	1,350	—	1,350	—	1,350
Other short-term borrowings	119	—	119	—	119
Total short-term financial liabilities	2,246	—	2,246	—	2,246
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	45	45
Secured borrowings	15	—	—	15	15
Junior subordinated debentures	240	—	—	237	237
Other long term borrowings	1,326	—	1,476	—	1,476
Total term borrowings	1,672	—	1,476	344	1,820
Derivative liabilities (a)	118	26	74	18	118
Total liabilities	$8,871	$26	$8,638	$362	$9,026
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $32 million and FRB stock of $203 million.

FIRST HORIZON CORPORATION	71	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

	December 31, 2020
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,651	$—	$—	$32,582	$32,582
Commercial real estate	12,033	—	—	12,079	12,079
Consumer:
Consumer real estate	11,483	—	—	11,903	11,903
Credit card and other	1,102	—	—	1,131	1,131
Total loans and leases, net of allowance for loan and lease losses	57,269	—	—	57,695	57,695
Short-term financial assets:
Interest-bearing deposits with banks	8,351	8,351	—	—	8,351
Federal funds sold	65	—	65	—	65
Securities purchased under agreements to resell	380	—	380	—	380
Total short-term financial assets	8,796	8,351	445	—	8,796
Trading securities (a)	1,176	—	1,176	—	1,176
Loans held for sale:
Mortgage loans (elected fair value) (a)	405	—	393	12	405
USDA & SBA loans - LOCOM	509	—	511	1	512
Other loans - LOCOM	31	—	31	—	31
Mortgage loans - LOCOM	77	—	—	77	77
Total loans held for sale	1,022	—	935	90	1,025
Securities available for sale (a)	8,047	—	8,015	32	8,047
Derivative assets (a)	769	63	706	—	769
Other assets:
Tax credit investments	400	—	—	371	371
Deferred compensation mutual funds	118	118	—	—	118
Equity, mutual funds, and other (b)	288	25	—	263	288
Total other assets	806	143	—	634	777
Total assets	$77,885	$8,557	$11,277	$58,451	$78,285
Liabilities:
Defined maturity deposits	$5,070	$—	$5,083	$—	$5,083
Trading liabilities (a)	353	—	353	—	353
Short-term financial liabilities:
Federal funds purchased	845	—	845	—	845
Securities sold under agreements to repurchase	1,187	—	1,187	—	1,187
Other short-term borrowings	166	—	166	—	166
Total short-term financial liabilities	2,198	—	2,198	—	2,198
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	45	45
Secured borrowings	15	—	—	15	15
Junior subordinated debentures	238	—	—	223	223
Other long term borrowings	1,326	—	1,455	—	1,455
Total term borrowings	1,670	—	1,455	330	1,785
Derivative liabilities (a)	149	71	64	14	149
Total liabilities	$9,440	$71	$9,153	$344	$9,568
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $61 million and FRB stock of $202 million.

FIRST HORIZON CORPORATION	72	2Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2021 and December 31, 2020:

	Contractual Amount		Fair Value
(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Unfunded Commitments:
Loan commitments	$22,497	$20,796	$1	$2
Standby and other commitments	789	751	8	6

FIRST HORIZON CORPORATION	73	2Q21 FORM 10-Q REPORT

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

FIRST HORIZON CORPORATION	74	2Q21 FORM 10-Q REPORT

General Information

INTRODUCTION
First Horizon Corporation (FHN) is a financial holding company headquartered in Memphis, Tennessee. FHN provides diversified financial services primarily through its principal subsidiary, First Horizon Bank. First Horizon Bank's principal divisions and subsidiaries operate under the brands of First Horizon Bank, IBERIABANK, First Horizon Advisors, and FHN Financial. FHN offers regional banking, mortgage lending, title insurance, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management and capital market services through the First Horizon family of companies. FHN Financial, which operates partly through a division of First Horizon Bank and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. First Horizon Bank currently has approximately 440 banking centers in 12 states and FHN Financial has 29 offices in 18 states across the U.S. In addition, FHN has 29 title services offices in three states and 15 stand-alone mortgage lending offices in seven states.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2020 Annual Report on Form 10-K.
Recent Events and Transactions
Merger of Equals
On July 1, 2020, FHN completed its merger of equals with IBERIABANK Corporation. Reported results for FHN reflect legacy FHN prior to the completion of the merger and results from both FHN and IBKC from the merger closing date forward. As such, comparative income statement data in this MD&A for the first six months of 2020 is only for legacy FHN.
Preferred Stock
On May 3, 2021, FHN issued 1,500 shares of Series F Non-Cumulative Perpetual Preferred Stock with an aggregate liquidation preference of $150 million (the Series F Preferred Stock). Dividends on the Series F Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 4.70% per annum. For the issuance, FHN issued depositary shares, each of which represents a fractional ownership interest in a share of FHN's preferred stock.
On May 13, 2021, FHN provided notice of its intent to redeem all outstanding shares of Series A Preferred Stock effective July 10, 2021.
For more information on these transactions, see Note 8 - Preferred Stock.
Banking Center Optimization
Banking clients’ utilization of digital capabilities to transact and purchase products and services has been on the rise, and the impact of the COVID-19 pandemic has accelerated this trend. In connection with the IBKC merger and the related impact of the pandemic, we conducted a comprehensive analysis of the enterprise-wide digital platforms and the banking center network. As a result, FHN determined that it was prudent to accelerate banking center closures in certain markets, resulting in the closure of 52 banking centers in July 2021 and plans to close an additional 20 banking centers in fourth quarter 2021.

Financial Summary

Second Quarter 2021 Highlights
Second quarter 2021 net income available to common shareholders was $295 million, or $0.53 per diluted share, compared to $225 million, or $0.40 per diluted share, in first quarter 2021 and $52 million, or $0.17 per diluted share, in second quarter 2020.
Net interest income of $497 million declined $11 million from first quarter 2021 as the impact of a decrease in average loans, lower spreads and short-term rates was partially offset by improved deposit costs. Compared with second quarter 2020, net interest income increased $192 million, or 63%, driven by the impact of the IBKC merger and Truist branch acquisition. Results also reflect the benefit of deposit pricing discipline and growth in PPP lending which partially offset the impact of lower interest rates.
Provision for credit losses benefit of $115 million in second quarter 2021 compared to a benefit of $45 million in first quarter 2021 and an expense of $121 million in second quarter 2020, driven by an improved macroeconomic outlook, positive credit grade migration, and lower loan balances following the COVID-19 pandemic.
Noninterest income of $285 million decreased $13 million from strong first quarter 2021 levels, largely as

FIRST HORIZON CORPORATION	75	2Q21 FORM 10-Q REPORT

a decline in fixed income and mortgage banking and title fees was partially offset by an increase in other noninterest income, bankcard fees and deferred compensation income. Compared with second quarter 2020, noninterest income increased $79 million driven by the impact of the IBKC merger.
Noninterest expense of $498 million decreased $46 million from first quarter 2021, driven by a decline in IBKC merger integration expenses. Compared with second quarter 2020, noninterest expense increased $178 million driven by the impact of the IBKC merger and Truist branch acquisition. Noninterest expense for the second quarter of 2021 included $32 million of merger and acquisition-related costs compared to $70 million in first quarter 2021 and $14 million in second quarter 2020.
Year-to-Date and Period End Highlights
For the six months ended June 30, 2021, net income available to common shareholders was $519 million, or $0.93 per diluted share, compared to $64 million, or $0.21 per diluted share, for the six months ended June 30, 2020. The increase was primarily driven by the impact of the IBKC merger and a reduction in provision for credit losses.
Period-end loans and leases of $56.7 billion decreased $1.5 billion, or 3%, from December 31, 2020 driven by an $860 million decrease in consumer loans and a $559 million decrease in commercial loans, largely in loans to mortgage companies. Average loans and leases of $56.8 billion in second quarter 2021 increased $22.8 billion from $34.0 billion in second quarter 2020 driven by the impact of the IBKC merger.
Period-end deposits of $73.3 billion increased $3.3 billion, or 5%, from December 31, 2020, largely reflecting growth in noninterest-bearing deposits from the impact of stimulus checks and PPP loan funding. Average deposits of $73.2 billion in second quarter 2021 increased from $37.5 billion in second quarter 2020 driven by the IBKC merger and Truist branch acquisition.
Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2021 were 11.44% and 13.14%, improved from 10.74% and 12.57% at December 31, 2020, respectively. The CET1 ratio was 10.28% at June 30, 2021 compared to 9.68% at December 31, 2020.
The following portions of this MD&A focus in more detail on the results of operations for the three and six months ended June 30, 2021, the three months ended March 31, 2021, and the three and six months ended June 30, 2020 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

FIRST HORIZON CORPORATION	76	2Q21 FORM 10-Q REPORT

Table 1 - Key Performance Indicators

	As of or for the three months ended			As of or for the six months ended
(Dollars in millions, except per share data)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Pre-provision net revenue (a)	$284	$262	$191	$545	$366
Diluted earnings per common share	$0.53	$0.40	$0.17	$0.93	$0.21
Return on average assets (b)	1.42%	1.12%	0.48%	1.27%	0.32%
Return on average common equity (c)	15.45%	12.01%	4.50%	13.75%	2.79%
Return on average tangible common equity (a) (d)	20.36%	15.90%	6.74%	18.16%	4.19%
Net interest margin (e)	2.47%	2.63%	2.90%	2.55%	3.02%
Noninterest income to total revenue (f)	35.49%	37.00%	40.49%	36.26%	38.61%
Efficiency ratio (g)	64.61%	67.54%	62.56%	66.11%	62.90%
Allowance for loan and lease losses to total loans and leases	1.44%	1.56%	1.64%	1.44%	1.64%
Net charge-offs (recoveries) to average loans and leases (annualized)	(0.07)%	0.06%	0.20%	(0.01)%	0.15%
Total period-end equity to period-end assets	9.74%	9.49%	10.71%	9.74%	10.71%
Tangible common equity to tangible assets (a)	6.87%	6.64%	6.63%	6.87%	6.63%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.30	$0.30
Book value per common share	$14.07	$13.65	$14.96	$14.07	$14.96
Tangible book value per common share (a)	$10.74	$10.30	$9.99	$10.74	$9.99
Common equity Tier 1	10.28%	9.97%	9.25%	10.28%	9.25%
Market capitalization	$9,519	$9,341	$3,111	$9,519	$3,111
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table 24.
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

Results of Operations

Net Interest Income/Net Interest Margin
Net interest income is FHN's largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on average interest-earning assets and the effective cost of interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates.The following tables present the average balance sheets and the major components of net interest income and net interest margin.

FIRST HORIZON CORPORATION	77	2Q21 FORM 10-Q REPORT

Table 2—Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates

	Three Months Ended
(Dollars in millions)	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$44,890	$380	3.39%	$45,703	$382	3.39%	$27,404	$244	3.56%
Consumer loans	11,939	118	3.99	12,519	128	4.13	6,564	65	4.00
Total loans and leases	56,829	498	3.52	58,222	510	3.55	33,968	309	3.65
Loans held for sale	734	7	3.94	842	7	3.16	731	7	3.61
Investment securities	8,401	29	1.39	8,321	29	1.41	4,541	24	2.23
Trading securities	1,322	7	2.03	1,418	7	2.03	1,420	9	2.48
Federal funds sold	38	—	0.13	45	—	0.12	28	—	0.22
Securities purchased under agreements to resell (a)	610	—	(0.07)	554	—	(0.14)	394	—	(0.08)
Interest-bearing deposits with banks	13,051	3	0.10	9,269	2	0.10	1,620	—	0.09
Total earning assets / Total interest income	$80,985	$544	2.70%	$78,671	$555	2.86%	$42,702	$349	3.29%
Cash and due from banks	1,267			1,250			562
Goodwill and other intangible assets, net	1,843			1,857			1,555
Allowance for loan and lease losses	(884)			(949)			(476)
Other assets	4,348			4,572			3,591
Total assets	$87,559			$85,401			$47,934

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$27,238	$11	0.16%	$27,370	$12	0.19%	$14,118	$13	0.36%
Other interest-bearing deposits	16,029	6	0.15	15,491	6	0.16	9,256	3	0.13
Time deposits	4,487	7	0.65	4,836	6	0.47	2,837	9	1.31
Total interest-bearing deposits	47,754	24	0.20	47,697	24	0.20	26,211	25	0.38
Federal funds purchased	1,006	—	0.10	996	—	0.10	1,037	—	0.12
Securities sold under agreements to repurchase	1,116	1	0.20	1,145	1	0.21	1,011	1	0.36
Trading liabilities	560	2	1.17	518	1	0.73	352	1	1.11
Other short-term borrowings	126	—	1.34	139	—	1.01	555	—	0.17
Term borrowings	1,672	18	4.38	1,670	18	4.39	1,426	14	3.96
Total interest-bearing liabilities / Total interest expense	$52,234	$45	0.34%	$52,165	$44	0.34%	$30,592	$41	0.54%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	25,404			23,284			11,316
Other liabilities	1,462			1,603			908
Total liabilities	79,100			77,052			42,816

Shareholders' equity	8,164			8,054			4,823
Noncontrolling interest	295			295			295
Total shareholders' equity	8,459			8,349			5,118
Total liabilities and shareholders' equity	$87,559			$85,401			$47,934

Net earnings assets / Net interest income (TE) / Net interest spread	$28,751	$499	2.36%	$26,506	$511	2.52%	$12,110	$308	2.75%
Taxable equivalent adjustment		(2)	0.11		(3)	0.11		(3)	0.15
Net interest income / Net interest margin (b)		$497	2.47%		$508	2.63%		$305	2.90%
(a) Negative yield for all periods is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

FIRST HORIZON CORPORATION	78	2Q21 FORM 10-Q REPORT

Second Quarter 2021 versus First Quarter 2021
Net interest income in second quarter 2021 decreased $11 million from first quarter 2021 as the impact of lower average loan balances, spreads, short-term rates and a reduction in net merger-related benefits was partially offset by an improvement tied to day count and reduced deposit costs.
The net interest margin of 2.47% in second quarter 2021 decreased 16 basis points from first quarter 2021 primarily driven by an increase in excess cash.
Average earning assets of $81.0 billion in second quarter 2021 increased $2.3 billion from first quarter 2021 largely due to a $3.8 billion increase in interest-bearing cash which was partially offset by a $1.4 billion decrease in loans and leases.
Second Quarter 2021 versus Second Quarter 2020
Net interest income increased $192 million from second quarter 2020 to $497 million in second quarter 2021 driven by the impact of the IBKC merger and Truist branch acquisition in third quarter 2020. Results also reflect the benefit of growth in PPP lending and continued deposit pricing discipline, partially offset by the effect of lower interest rates and spreads.
Second quarter 2021 net interest margin decreased 43 basis points from 2.90% in second quarter 2020, driven by the impact of lower interest earning asset yields from a decline in short-term interest rates and greater levels of excess cash. Results also reflect the benefit of higher purchase accounting accretion from the IBKC merger and additional PPP lending.
Average earning assets increased $38.3 billion to $81.0 billion in second quarter 2021 from $42.7 billion in the second quarter of 2020, primarily driven by the IBKC merger and Truist branch acquisition.

FIRST HORIZON CORPORATION	79	2Q21 FORM 10-Q REPORT

Table 3—Consolidated YTD Average Balance Sheets, Net Interest Income and Yields/Rates

	Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$45,294	$762	3.39%	$25,648	$500	3.92%
Consumer loans	12,227	245	4.06	6,598	137	4.17
Total loans and leases	57,521	1,007	3.53	32,246	637	3.97
Loans held for sale	788	14	3.52	661	13	4.08
Investment securities	8,361	58	1.40	4,504	52	2.37
Trading securities	1,370	14	2.00	1,626	23	2.73
Federal funds sold	41	—	0.12	19	—	0.44
Securities purchased under agreements to resell (a)	582	—	(0.10)	605	2	0.74
Interest-bearing deposits with banks	11,170	5	0.10	1,084	2	0.35
Total earning assets / Total interest income	$79,833	$1,098	2.77%	$40,745	$729	3.60%
Cash and due from banks	1,259			586
Goodwill and other intangible assets, net	1,850			1,558
Premises and equipment, net	734			451
Allowance for loan and lease losses	(916)			(415)
Other assets	3,726			2,818
Total assets	$86,486			$45,743

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$27,303	$23	0.17%	$13,118	$39	0.60%
Other interest-bearing deposits	15,761	12	0.15	8,999	17	0.38
Time deposits	4,661	13	0.56	3,097	23	1.51
Total interest-bearing deposits	47,725	48	0.18	25,214	79	0.63
Federal funds purchased	1,001	—	0.10	892	3	0.57
Securities sold under agreements to repurchase	1,130	2	0.21	894	4	0.79
Trading liabilities	539	3	0.96	551	4	1.56
Other short-term borrowings	132	1	1.17	1,121	5	0.94
Term borrowings	1,671	37	4.38	1,109	22	3.97
Total interest-bearing liabilities / Total interest expense	$52,198	$91	0.34%	$29,781	$117	0.79%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	24,350			9,991
Other liabilities	1,534			911
Total liabilities	78,082			40,683

Shareholders' equity	8,109			4,765
Noncontrolling interest	295			295
Total shareholders' equity	8,404			5,060
Total liabilities and shareholders' equity	$86,486			$45,743

Net earnings assets / Net interest income (TE) / Net interest spread	$27,635	$1,007	2.43%	$10,964	$612	2.81%
Taxable equivalent adjustment		(3)	0.12		(4)	0.21
Net interest income / Net interest margin (b)		$1,004	2.55%		$608	3.02%
(a) 2021 yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

FIRST HORIZON CORPORATION	80	2Q21 FORM 10-Q REPORT

For the six months ended June 30, 2021, net interest income of $1.0 billion increased $396 million from the year ago period driven by the benefit of the IBKC merger and Truist branch acquisition in third quarter 2020. Results also reflect the impact of lower interest-earning asset yields and spreads in addition to deposit pricing discipline. The year-to-date 2021 net interest margin decreased 38 basis points from the year ago period largely as the impact of lower loan yields and significantly higher levels of excess cash was partially offset by a reduction in deposit costs.

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
The provision for credit losses was a benefit of $115 million compared to a benefit of $45 million in first quarter 2021, largely reflecting continued improvement in the overall macroeconomic outlook, positive credit grade migration, and lower loan balances. Similarly, the provision for credit losses decreased $236 million from second quarter 2020 and decreased $435 million on a year-to-date basis, driven by an improvement in the overall macroeconomic outlook, positive credit grade migration and lower loan balances.
For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.

Noninterest Income

The following table presents the significant components of noninterest income for each of the periods presented:

Table 4 - Noninterest Income

	Three Months Ended			2Q21 vs. 1Q21		2Q21 vs. 2Q20
(Dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$102	$126	$112	$(24)	(19)%	$(10)	(9)%
Mortgage banking and title income	38	53	4	(15)	(28)%	34	NM
Deposit transactions and cash management	44	42	31	2	5%	13	42%
Brokerage, management fees and commissions	21	20	14	1	5%	7	50%
Trust services and investment management	14	12	8	2	17%	6	75%
Bankcard income	15	11	7	4	36%	8	NM
Securities gains (losses), net	11	—	(1)	11	NM	12	—%
Other income	40	34	31	6	18%	9	29%
Total noninterest income	$285	$298	$206	$(13)	(4)%	$79	38%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

Noninterest income of $285 million decreased $13 million, or 4%, from strong first quarter 2021 levels. Fixed income decreased $24 million, or 19%, compared to strong first quarter results, reflecting a continued favorable operating environment including elevated liquidity and weak loan demand among depository customers. Mortgage banking and title income decreased $15 million, or 28%, reflecting the intentional shift in origination mix toward portfolio loans and lower gain on sale spreads. Bankcard income increased $4 million compared to first quarter 2021 largely from higher transaction volume and an increase in rebate benefits. In addition, securities gains of $11 million were recognized in the second quarter, primarily related to a legacy IBKC equity investment.

FIRST HORIZON CORPORATION	81	2Q21 FORM 10-Q REPORT

Compared to second quarter 2020, noninterest income increased $79 million, or 38%, largely driven by the impact of the IBKC merger. Results also reflect the benefit of securities gains and improvements in service charges and fees and bankcard income.
The following table presents the significant components of noninterest income for the year-to-date periods presented:

Table 5 - Noninterest Income - YTD

	Six Months Ended
(Dollars in millions)	June 30, 2021	June 30, 2020	$ Change	% Change
Noninterest income:
Fixed income	$228	$208	$20	10%
Mortgage banking and title income	91	7	84	NM
Deposit transactions and cash management	86	61	25	41%
Brokerage, management fees and commissions	41	29	12	41%
Trust services and investment management	26	15	11	73%
Bankcard income	25	14	11	79%
Securities gains (losses), net	11	(1)	12	NM
Other income	75	48	27	56%
Total noninterest income	$583	$381	$202	53%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful
For the six months ended June 30, 2021, noninterest income of $583 million increased $202 million, or 53%, compared to the same period in 2020, driven by the impact of the IBKC merger as well as a $20 million increase in fixed income, higher securities gains and higher other noninterest income.

Fixed income product revenue of $206 million increased 15%, largely driven by favorable market conditions including a steeper yield curve and increased depository liquidity. Revenue from other products of $22 million decreased $7 million, or 24%, primarily driven by lower fees from derivative and loan sales.

Deferred compensation income (included in other income) increased $10 million for the year-to-date period of 2021 largely driven by equity market valuations relative to the prior year.

FIRST HORIZON CORPORATION	82	2Q21 FORM 10-Q REPORT

Noninterest Expense

The following tables present the significant components of noninterest expense for each of the periods presented:

Table 6 - Noninterest Expense

	Three Months Ended			2Q21 vs. 1Q21		2Q21 vs. 2Q20
(Dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$306	$318	$200	$(12)	(4)%	$106	53%
Net occupancy expense	33	37	21	(4)	(11)%	12	57%
Computer software	30	28	17	2	7%	13	76%
Legal and professional fees	16	14	13	2	14%	3	23%
Operations services	19	16	12	3	19%	7	58%
Equipment expense	12	11	9	1	9%	3	33%
Amortization of intangible assets	14	14	5	—	—%	9	NM
Other expense	68	106	43	(38)	(36)%	25	58%
Total noninterest expense	$498	$544	$320	$(46)	(8)%	$178	56%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

Compared to first quarter 2021, noninterest expense of $498 million decreased $46 million, or 8%, driven by a $38 million decrease in merger and acquisition-related expense. Personnel expense also decreased compared to first quarter 2021 as a result of the benefit of merger cost saves, lower levels of medical costs, and lower incentives and commissions which included the impact of lower fixed income and mortgage banking results.
Noninterest expense increased $178 million, or 56%, compared to second quarter 2020 largely driven by the impact of the IBKC merger and Truist branch acquisition.
Total merger and acquisition expenses were $32 million in second quarter 2021 compared to $70 million in first quarter 2021 and $14 million in second quarter 2020.

FIRST HORIZON CORPORATION	83	2Q21 FORM 10-Q REPORT

Table 7 - Noninterest Expense-YTD

	Six Months Ended		2Q21 vs. 2Q20
(Dollars in millions)	June 30, 2021	June 30, 2020	$ Change	% Change
Noninterest expense:
Personnel expense	$624	$384	$240	63%
Net occupancy expense	71	41	30	73%
Computer software	57	32	25	78%
Legal and professional fees	31	22	9	41%
Operations services	35	23	12	52%
Equipment expense	23	17	6	35%
Amortization of intangible assets	28	11	17	NM
Other expense	173	93	80	86%
Total noninterest expense	$1,042	$623	$419	67%

For the six months ended June 30, 2021, noninterest expense increased $419 million, or 67%, primarily attributable to the impact of the IBKC merger and Truist branch acquisition. In addition to the impact of the merger and branch acquisition, the increase in personnel expense reflects an increase in revenue-based compensation and an increase in deferred compensation expense driven by equity market valuations. Other expense in 2021 included $36 million in merger and acquisition expense tied to asset impairments primarily related to continuing acquisition integration efforts associated with reduction of leased office space and banking center optimization. Total merger and acquisition expense was $102 million in the first six months of 2021 compared to $20 million for the same period of 2020.
Income Taxes
FHN recorded income tax expense of $88 million in second quarter 2021, compared to $71 million in first quarter 2021 and $13 million in second quarter 2020. For the six months ended June 30, 2021 and 2020, FHN recorded income tax expense of $159 million and $18 million, respectively. The effective tax rate was approximately 22.0%, 23.2%, and 18.4% for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively. The effective tax rate was approximately 22.6% and 19.4% for the six months ended June 30, 2021 and June 30, 2020, respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. As of June 30, 2021, FHN’s gross DTA and gross DTL were $433 million and $439 million, respectively, resulting in a net DTL of $6 million at June 30, 2021, compared with a net DTA of less than $1 million at December 31, 2020.
As of June 30, 2021, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $39 million and $9 million, respectively, which will expire at various dates.
FHN believes that it will be able to realize the value of its DTA and that no valuation allowance is needed. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis.

FIRST HORIZON CORPORATION	84	2Q21 FORM 10-Q REPORT

Business Segment Results

During 2020, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, FHN's primary business segments were Regional Banking, Fixed Income, Corporate, and Non-strategic. The closing of the FHN and IBKC merger of equals transaction prompted organizational changes to better integrate and execute the combined Company's strategic priorities across all lines of businesses. As a result, FHN revised its reportable segments to include Regional Banking, Specialty Banking and Corporate. Segment results for 2020 have been recast to adjust for the realignment of the segment reporting structure. See Note 13 - Business Segment Information for additional disclosures related to FHN's operating segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $361 million for second quarter 2021 compared to $286 million for first quarter 2021 primarily driven by lower provision for credit losses from continued improvement in the overall macroeconomic outlook, positive credit migration, and lower loan balances. In addition, total revenue increased $25 million on a linked quarter basis largely due to higher net interest income.
Pre-tax income for second quarter 2021 increased $348 million compared to $13 million for second quarter 2020. The Regional Banking segment generated pre-tax income of $646 million for the six months ended June 30, 2021 compared to $9 million for the six months ended June 30, 2020. These increases reflected an increase in revenue offset by an increase in noninterest expense resulting from the IBKC merger and a decrease in the provision for credit losses resulting from improvement in the macroeconomic outlook.
Specialty Banking

The Specialty Banking segment generated pre-tax income of $177 million for second quarter 2021 compared to $197 million for first quarter 2021. The decrease reflected lower revenue partially offset by lower provision for credit losses and lower noninterest expense. The decline in revenue was primarily attributable to lower fixed income and mortgage banking and title fees. Fixed income decreased $23 million compared to strong first quarter results reflecting a continued favorable operating environment including elevated liquidity and weak loan demand among depository customers. Mortgage banking and title income decreased $14 million reflecting the impact of higher long-term rates, housing supply constraints, lower gain on sale spreads and an intentional shift in origination mix toward portfolio loans.

Pre-tax income in the Specialty Banking segment increased $52 million for second quarter 2021 compared to $125 million for second quarter 2020.
Pre-tax income of $374 million for the six months ended June 30, 2021 increased $200 million compared to $174 million for the six months ended June 30, 2020. These increases were largely driven by an increase in revenue offset by an increase in noninterest expense resulting from the IBKC merger and a decrease in the provision for credit losses resulting from improvement in the macroeconomic outlook.

Corporate

The Corporate segment generated pre-tax loss of $139 million for second quarter 2021 compared to $176 million for first quarter 2021, reflecting a decrease in noninterest expense primarily from lower merger and integration-related costs and an increase in noninterest income primarily resulting from securities gains related to a legacy IBKC equity investment. These improvements were partially offset by higher net interest expense.

Pre-tax loss in the Corporate segment increased $71 million compared to second quarter 2020. Pre-tax loss of $315 million for the six months ended June 30, 2021 increased $223 million compared to $92 million for the six months ended June 30, 2020. The increase in pre-tax loss for these periods was attributable to merger and integration-related costs, the impact of the IBKC merger and a decrease in net interest income resulting from the impact of funds transfer pricing, partially offset by an increase in deferred compensation income driven by equity market valuations relative to the prior year and securities gains related to a legacy IBKC equity investment.

FIRST HORIZON CORPORATION	85	2Q21 FORM 10-Q REPORT

Financial Condition

Total period-end assets were $87.9 billion at June 30, 2021 compared to $84.2 billion at December 31, 2020. Asset growth during 2021 was driven by a $5.2 billion increase in cash from deposit growth, offset by a $1.5 billion decrease in loans and leases.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases decreased $1.5 million, or 3% to $56.7 billion as of June 30, 2021 from $58.2 billion on December 31, 2020, driven by a $559 million decrease in commercial loans primarily tied to PPP loans, as well as a $986 million decrease in consumer loans. Average loans and leases decreased to $56.8 billion in second quarter 2021 compared to $58.2 billion in first quarter 2021 and increased from $34.0 billion in second quarter 2020 primarily from acquired loans during third quarter 2020.
The following table provides detail regarding FHN's loans and leases as of June 30, 2021 and December 31, 2020.
Table 8—Loans and Leases

	As of June 30, 2021		As of December 31, 2020
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$32,528	57%	$33,104	57%	(2)%
Commercial real estate	12,292	22	12,275	21	—
Total commercial	44,820	79	45,379	78	(1)
Consumer:
Consumer real estate	10,865	19	11,725	20	(7)
Credit card and other	1,002	2	1,128	2	(11)
Total consumer	11,867	21	12,853	22	(8)
Total loans and leases	$56,687	100%	$58,232	100%	(3)%
(a)Includes equipment financing loans and leases.

C&I loans are the largest component of the loan portfolio, comprising 57% of total loans at the end of the second quarter 2021 and year-end 2020. C&I loans decreased 2% from December 31, 2020, largely driven by a decrease in PPP loans and lower balances within Specialty Banking, primarily from mortgage warehouse lending. Commercial real estate loans increased slightly in second quarter 2021 driven by growth in Regional Banking loans.
Total consumer loans decreased 8% from year-end 2020 to $11.9 billion as of June 30, 2021, largely driven by paydowns in real estate installment loans and home equity lines of credit within the Regional Banking segment.
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
On June 30, 2021 and December 31, 2020, loans HFS were $977 million and $1.0 billion, respectively. The decrease in loans HFS was primarily driven by a seasonal slowdown in mortgage volume, as well as a reduction in refinance activity impacted by a recent rise in mortgage interest rates. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million at both June 30, 2021 and December 31, 2020.

FIRST HORIZON CORPORATION	86	2Q21 FORM 10-Q REPORT

Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans (19% of total loans). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2020 in the Loan Portfolio Composition discussion in the Asset Quality Section. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2021 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2020.
Commercial Loan and Lease Portfolios
C&I
The C&I portfolio totaled $32.5 billion as of June 30, 2021 and $33.1 billion as of December 31, 2020 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, PPP loans, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit. The largest geographical concentrations of balances in the C&I portfolio as of June 30, 2021 were in Tennessee (20%), Florida (12%), Texas (10%), Louisiana (8%), North Carolina (8%), California (6%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2021, and December 31, 2020. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 9 — C&I Loan Portfolio by Industry

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,876	15%	$5,404	16%
Finance and insurance	3,199	10	3,130	10
Health care and social assistance	2,741	8	2,689	8
Real estate rental and leasing (a)	2,502	8	2,365	7
Accommodation and food service	2,480	8	2,303	7
Wholesale trade	2,062	6	2,079	6
Manufacturing	2,065	6	1,907	6
Retail trade	1,570	5	1,531	5
Energy	1,469	5	1,686	5
Other (professional, construction, transportation, etc.) (b)	9,564	29	10,010	30
Total C&I loan portfolio	$32,528	100%	$33,104	100%
(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of June 30, 2021.

FIRST HORIZON CORPORATION	87	2Q21 FORM 10-Q REPORT

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 25% of FHN’s C&I loan portfolio as of June 30, 2021, and as a result could be affected by items that uniquely impact the financial services industry. As of June 30, 2021, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 15% of the C&I portfolio as of June 30, 2021 and 16% as of December 31, 2020. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, new loan originations to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In second quarter 2021, 53% of the loan originations were home purchases and 47% were refinance transactions. On a year-to-date basis, approximately 58% of originations were refinance transactions.
Finance and Insurance
The finance and insurance component represented 10% of the C&I portfolio as of June 30, 2021 and December 31, 2020, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2021, asset-based lending to consumer finance companies represents approximately $1.3 billion of the finance and insurance component.
Paycheck Protection Program
In 2020, Congress created the Paycheck Protection Program (PPP). Under the PPP, qualifying businesses may receive loans from private lenders, such as FHN, that are fully guaranteed by the Small Business Administration. These loans potentially are partly or fully forgivable, depending upon the borrower’s use of the funds and maintenance of employment levels. To the extent forgiven, the borrower is relieved from payment while the lender is still paid from the program. Congress made revisions to the PPP in 2021, and may make further revisions in the future.

At June 30, 2021, FHN had 38,075 of PPP loans with an aggregate principal balance of $3.8 billion. For these loans, there are remaining net lender fees of approximately $70 million to be paid to FHN as of June 30, 2021.
Because PPP loans carry a full SBA guarantee, they do not have any credit risk and will not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of June 30, 2021, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
Commercial Real Estate
The CRE portfolio totaled $12.3 billion as of both June 30, 2021 and December 31, 2020. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of June 30, 2021 were in Florida (27%), North Carolina (12%), Louisiana (12%), Texas (12%), Tennessee (9%), and Georgia (9%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (26%), office (22%), retail (18%), industrial (12%), hospitality (11%), land/land development (2%), and other (9%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $10.9 billion and $11.7 billion as of June 30, 2021 and December 31, 2020, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of June 30, 2021, were in Florida (32%), Tennessee (25%), Louisiana (10%), North Carolina (8%), and Texas (5%). No other state represented more than 5% of the portfolio.
As of June 30, 2021, approximately 86% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 753 and the refreshed FICO scores averaged 764 as of June 30, 2021, no significant change from FICO scores of 753 and 763, respectively, as of December 31, 2020. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

FIRST HORIZON CORPORATION	88	2Q21 FORM 10-Q REPORT

As of June 30, 2021 and December 31, 2020, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $31 million and $36 million, respectively.
HELOCs comprised $2.2 billion and $2.4 billion of the consumer real estate portfolio as of June 30, 2021 and December 31, 2020, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of both June 30, 2021 and December 31, 2020, approximately 87% of FHN's HELOCs were in the draw period. It is expected that $435 million, or 23% of HELOCs currently in the draw period, will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs are monitored closely for those nearing the end of the draw period.
The following table presents HELOCs currently in the draw period and expected timing of conversion to the repayment period.

Table 10—HELOC Draw To Repayment Schedule

	June 30, 2021		December 31, 2020
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$56	3%	$73	4%
13-24	51	3	66	3
25-36	51	3	62	3
37-48	105	5	67	3
49-60	172	9	187	8
>60	1,464	77	1,662	79
Total	$1,899	100%	$2,117	100%

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $1.0 billion as of June 30, 2021 and primarily includes consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $126 decrease from December 31, 2020 was driven by net repayments of consumer construction loans.
Allowance for Loan and Lease Losses
Management’s policy is to maintain the ALLL at a level sufficient to recognize current expected credit losses on the amortized cost basis of the loan and lease portfolio. The ALLL decreased to $815 million on June 30, 2021 from $963 million on December 31, 2020 reflecting improvement in the macroeconomic forecast compared to 2020, positive grade migration, and lower loan balances. The ratio of ALLL to total loans and leases decreased 21 basis points from December 31, 2020 to 1.44% on June 30, 2021.
The provision for loan and lease losses is the charge to or release of earnings necessary to maintain the ALLL at a sufficient level reflecting management’s estimate of current expected losses on the amortized cost basis of the loan and lease portfolio. Provision credit was $109 million in second quarter 2021 compared to a provision expense of $110 million in second quarter 2020. The decrease is primarily attributable to an improving economic forecast, as second quarter 2020 was negatively impacted by the economic uncertainty around the COVID-19 pandemic.
Asset quality trends may continue to be impacted by the economic uncertainty attributable to the COVID-19 pandemic. The C&I portfolio reflects a

FIRST HORIZON CORPORATION	89	2Q21 FORM 10-Q REPORT

broad mix of categories with the heaviest concentration in loans to mortgage companies which carry minimal credit risk. The C&I portfolio as of June 30, 2021 includes $3.8 billion of loans made under the Paycheck Protection Program of the SBA. PPP loans are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk.
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
Consolidated Net Charge-offs
Net recoveries in second quarter 2021 were $10 million, or an annualized 7 basis points of total loans and leases, compared to net charge-offs of $17 million, or 20 basis points in second quarter 2020.
Net recoveries in the commercial portfolio in second quarter 2021 were $4 million compared to charge-offs of $17 million in second quarter 2020. The decrease in net charge-offs reflected continued improvement in overall asset quality.
Net recoveries in the consumer portfolio were $6 million in second quarter 2021, driven by consumer real estate recoveries in the Corporate and Regional Banking segments, compared to minimal net recoveries in second quarter 2020.
Table 11—Analysis of Allowance for Loan and Lease Losses and Charge-offs

(Dollars in millions)
Allowance for loan and lease losses (a)	June 30, 2021	December 31, 2020	June 30, 2020
C&I	$385	$453	$319
CRE	210	242	57
Consumer real estate	203	242	144
Credit card and other	17	26	18
Total allowance for loan and lease losses	$815	$963	$538

Period-end loans and leases (b)
C&I	$32,528	$33,104	$21,394
CRE	12,292	12,275	4,813
Consumer real estate	10,865	11,725	6,053
Credit card and other	1,002	1,128	449
Total period-end loans and leases	$56,687	$58,232	$32,709

ALLL / loans and leases %
C&I	1.18%	1.37%	1.49%
CRE	1.71	1.97	1.19
Consumer real estate	1.87	2.07	2.38
Credit card and other	1.71	2.34	4.03
Total ALLL / loans and leases %	1.44%	1.65%	1.64%

Quarter-to-date net charge-offs (recoveries)
C&I	$(3)	$31	$17
CRE	(1)	(1)	—
Consumer real estate	(7)	(3)	(2)
Credit card and other	1	2	2

FIRST HORIZON CORPORATION	90	2Q21 FORM 10-Q REPORT

Total net charge-offs (recoveries)	$(10)		$29		$17

Average loans and leases (b)
C&I	$32,540		$34,196		$22,694
CRE	12,350		12,400		4,710
Consumer real estate	10,926		12,030		6,088
Credit card and other	1,013		1,194		476
Total average loans and leases	$56,829		$59,820		$33,968

Charge-off % (annualized)
C&I	(0.04)%		0.36%		0.30%
CRE	(0.02)		(0.02)		(0.01)
Consumer real estate	(0.28)		(0.12)		(0.13)
Credit card and other	0.51		0.68		1.35
Total charge-off %	(0.07)%		0.19%		0.20%

ALLL / annualized net charge-offs
C&I	NM		3.67	x	4.63	x
CRE	NM		NM		NM
Consumer real estate	NM		NM		NM
Credit card and other	3.29	x	3.23	x	2.82	x
Total ALLL / net charge-offs	NM		8.41	x	8.05	x

ALLL / NPLs
C&I	3.14	x	3.15	x	2.50	x
CRE	3.00	x	4.15	x	27.71	x
Consumer real estate	1.36	x	1.33	x	1.49	x
Credit card and other	7.25	x	13.13	x	71.14	x
Total ALLL / NPLs	2.37	x	2.49	x	2.38	x
NM - not meaningful
(a)The increase in the ALLL from second quarter 2020 was primarily attributable to the allowance recorded on acquired non-PCD loans and the decline in the economic forecast attributable to the COVID-19 pandemic, while the decrease from first quarter 2021 was from an improvement in the overall economic forecast.
(b)The increase in period-end and average loans and leases from second quarter 2020 is primarily the result of $26.3 billion in acquired loans and leases in third quarter 2020.
Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis) if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans for which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and OREO (excluding OREO from government insured mortgages).
Reflecting an overall improvement in asset quality, total NPAs (including NPLs HFS) decreased to $362 million as of June 30, 2021 from $406 million as of December 31, 2020. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO) was 0.62% as of June 30, 2021, down 7 basis points from 0.69% as of December 31, 2020. The ratio of the ALLL to NPLs was 2.4 times as of June 30, 2021 compared to 2.5 times as of December 31, 2020.

FIRST HORIZON CORPORATION	91	2Q21 FORM 10-Q REPORT

Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.
Table 12—Nonperforming Assets by Loan Portfolio

(Dollars in millions)
Nonperforming loans and leases	June 30, 2021	December 31, 2020
C&I	$123	$144
CRE	70	58
Consumer real estate	149	182
Credit card and other	2	2
Total nonperforming loans and leases (a)	$344	$386

Nonperforming loans held for sale (a)	$8	$5
Foreclosed real estate and other assets (b)	10	15
Total nonperforming assets (a) (b)	$362	$406

Nonperforming loans and leases to total loans and leases
C&I	0.38%	0.43%
CRE	0.57	0.48
Consumer real estate	1.37	1.56
Credit card and other	0.24	0.18
Total NPL %	0.61%	0.66%
(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled $1 million at June 30, 2021 and $2 million at December 31, 2020.

FIRST HORIZON CORPORATION	92	2Q21 FORM 10-Q REPORT

The following table provides nonperforming assets by business segment:

Table 13—Nonperforming Assets by Segment

(Dollars in millions)
Nonperforming loans and leases (a) (b)	June 30, 2021	December 31, 2020
Regional Banking	$209	$216
Specialty Banking	91	117
Corporate	44	53
Consolidated	$344	$386
Foreclosed real estate (c)
Regional Banking	$8	$12
Specialty Banking	1	1
Corporate	1	2
Consolidated	$10	$15
Nonperforming Assets (a) (b) (c)
Regional Banking	$217	$228
Specialty Banking	92	118
Corporate	45	55
Consolidated	$354	$401
Nonperforming loans and leases to loans and leases
Regional Banking	0.53%	0.54%
Specialty Banking	0.55	0.68
Corporate	5.09	5.70
Consolidated	0.61%	0.66%
NPA % (d)
Regional Banking	0.55%	0.57%
Specialty Banking	0.55	0.68
Corporate	5.17	5.87
Consolidated	0.62%	0.69%
(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of $4 million and $5 million at June 30, 2021 and December 31, 2020, respectively.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Lending Assistance for Borrowers
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic include incremental lending assistance for borrowers through delayed payment programs and fee waivers.
The following table provides the UPB of loans related to deferrals granted to FHN’s customers as of June 30, 2021 and December 31, 2020.

FIRST HORIZON CORPORATION	93	2Q21 FORM 10-Q REPORT

Table 14—Customer Deferrals

(Dollars in millions)	As of June 30, 2021	As of December 31, 2020
Commercial:
C&I	$38	$104
CRE	124	194
Total Commercial	$162	$298
Consumer:
HELOC	$8	$14
R/E installment loans	102	202
Credit card and other	3	4
Total Consumer	$113	$220
Total	$275	$518

Commercial deferrals at June 30, 2021 were comprised primarily of professional commercial real estate (48% or $78 million) and general commercial (37% or $61 million).
To the extent that loans were past due at June 30, 2021 or December 31, 2020 and had been granted a deferral, they were excluded from loans past due 30 to 89 days and loans past due 90 days or more in the table and discussion below.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans in the portfolio that are 90 days or more past due and still accruing were $14 million on June 30, 2021, compared to $17 million on December 31, 2020. The decrease was primarily driven by consumer real estate loans. Loans 30 to 89 days past due were $83 million on June 30, 2021, compared to $100 million on December 31, 2020. The decrease included a $23 million decrease in consumer real estate loans, a $17 million decrease in CRE loans, and a $2 million decrease in credit card and other consumer loans, partially offset by a $25 million increase in C&I loans past due 30 to 89 days.

FIRST HORIZON CORPORATION	94	2Q21 FORM 10-Q REPORT

Table 15—Accruing Delinquencies

(Dollars in millions)
Accruing loans and leases 30+ days past due	June 30, 2021	December 31, 2020
C&I	$41	$15
CRE	6	23
Consumer real estate	42	69
Credit card and other	8	10
Total 30+ Delinquency	$97	$117

Accruing loans and leases 30+ days past due %
C&I	0.13%	0.05%
CRE	0.05	0.19
Consumer real estate	0.39	0.58
Credit card and other	0.80	0.87
Total 30+ Delinquency %	0.17%	0.20%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$—
CRE	—	—
Consumer real Estate	12	16
Credit card and other	1	1
Total accruing loans and leases 90+ days past due	$14	$17

Loans held for sale
30 to 89 days past due (b)	$5	$6
30 to 89 days past due - guaranteed portion (b) (d)	3	5
90+ days past due (b)	26	12
90+ days past due - guaranteed portion (b) (d)	12	10
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $715 million on June 30, 2021 and $718 million on December 31, 2020. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

FIRST HORIZON CORPORATION	95	2Q21 FORM 10-Q REPORT

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
On June 30, 2021 and December 31, 2020, FHN had $274 million and $307 million portfolio loans classified as TDRs, respectively. For these TDRs, including specific reserves, FHN had an allowance for loan and lease losses of $16 million, or 6% of TDR balances as of June 30, 2021, and $15 million, or 5% of TDR balances, as of December 31, 2020. Additionally, FHN had $38 million and $42 million of HFS loans classified as TDRs as of June 30, 2021 and December 31, 2020, respectively.
The following table provides a summary of TDRs for the periods ended June 30, 2021 and December 31, 2020:
Table 16—Troubled Debt Restructurings

(Dollars in millions)	June 30, 2021	December 31, 2020
Held-for-investment:
Consumer real estate:
Current	$74	$77
Delinquent	2	2
Non-accrual (a)	47	61
Total consumer real estate	123	140
Credit card and other:
Current	1	1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	1	1
Commercial loans:
Current	68	82
Delinquent	—	—
Non-accrual	82	84
Total commercial loans	150	166
Total held-for-investment	$274	$307

Held-for-sale:
Current	$33	$36
Delinquent	4	5
Non-accrual	1	1
Total held-for-sale	38	42
Total troubled debt restructurings	$312	$349

(a)Balances as of June 30, 2021 and December 31, 2020, include $12 million and $11 million, respectively, of discharged bankruptcies.

FIRST HORIZON CORPORATION	96	2Q21 FORM 10-Q REPORT

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
Investment securities were $8.4 billion on June 30, 2021, up from $8.0 billion on December 31, 2020 and represented approximately 10% of total assets for both periods. See Note 3 - Investment Securities for more information about the securities portfolio, including gross unrealized gains and losses by type of security, contractual maturities, and securities pledged.
Deposits
Total deposits as of June 30, 2021 increased 5% to $73.3 billion from $70.0 billion on December 31, 2020, driven by an increase in non-interest bearing deposits largely reflecting the impact of government stimulus checks and PPP loan funding.
The following table summarizes the major components of deposits as of June 30, 2021 and December 31, 2020.
Table 17— Deposits

	June 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$27,415	37%	$27,324	39%	$91	—%
Time deposits	4,304	6	5,070	7	(766)	(15)
Other interest-bearing deposits	15,728	22	15,415	22	313	2
Interest-bearing deposits	47,447	65	47,809	68	(362)	(1)
Noninterest-bearing deposits	25,833	35	22,173	32	3,660	17
Total deposits	$73,280	100%	$69,982	100%	$3,298	5%

Short-Term Borrowings
Total short-term borrowings were $2.2 billion as of June 30, 2021 and December 31, 2020.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.7 billion as of June 30, 2021 and December 31, 2020.

Capital

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.6 billion at June 30, 2021 and $8.3 billion at December 31, 2020. Significant changes included net income of $546 million and the issuance of $145 million in Series F preferred stock, which were offset by $185 million in common and preferred dividends, $126 million in common share repurchases, $100 million from the call of Series A preferred stock and a decrease in AOCI of $63 million.

FIRST HORIZON CORPORATION	97	2Q21 FORM 10-Q REPORT

The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 18—Regulatory Capital and Ratios

(Dollars in millions)	June 30, 2021	December 31, 2020
Shareholders’ equity	$8,270	$8,012
Modified CECL transitional amount (a)	152	191
FHN non-cumulative perpetual preferred	(520)	(470)
Common equity tier 1 before regulatory adjustments	$7,902	$7,733
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,733)	(1,757)
Net unrealized (gains) losses on securities available for sale	(43)	(108)
Net unrealized (gains) losses on pension and other postretirement plans	254	260
Net unrealized (gains) losses on cash flow hedges	(8)	(12)
Disallowed deferred tax assets	—	(5)
Other deductions from common equity tier 1	—	(1)
Common equity tier 1	$6,372	$6,110
FHN non-cumulative perpetual preferred (b)	426	377
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$7,093	$6,782
Tier 2 capital	1,055	1,153
Total regulatory capital	$8,148	$7,935
Risk-Weighted Assets
First Horizon Corporation	$61,991	$63,140
First Horizon Bank	61,392	62,508
Average Assets for Leverage
First Horizon Corporation	86,160	82,347
First Horizon Bank	85,500	81,709

	June 30, 2021		December 31, 2020
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.28%	$6,372	9.68%	$6,110
First Horizon Bank	10.98	6,738	10.46	6,537
Tier 1
First Horizon Corporation	11.44	7,093	10.74	6,782
First Horizon Bank	11.46	7,033	10.93	6,832
Total
First Horizon Corporation	13.14	8,148	12.57	7,935
First Horizon Bank	12.88	7,908	12.52	7,827
Tier 1 Leverage
First Horizon Corporation	8.23	7,093	8.24	6,782
First Horizon Bank	8.23	7,033	8.36	6,832
Other Capital Ratios
Total period-end equity to period-end assets	9.74		9.86
Tangible common equity to tangible assets (c)	6.87		6.89
Adjusted tangible common equity to risk-weighted assets (c)	9.47		8.82
(a)The modified CECL transitional amount is calculated as defined in the final rule issued by the banking regulators on August 26, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through June 30, 2021 and December 31, 2020.
(b)The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date, which was re-set to July 1, 2020 when the IBKC merger closed.
(c)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 24.

FIRST HORIZON CORPORATION	98	2Q21 FORM 10-Q REPORT

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
As of June 30, 2021, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios increased in second quarter 2021 relative to year-end 2020 primarily from the impact of net income less dividends and share repurchases during the first six months of 2021 and a decrease in risk-weighted assets, primarily from loan activity. During 2021, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer. The Tier 1 Leverage ratio for both FHN and First Horizon Bank decreased from December 31, 2020 as a result of an increase in average assets.
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
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority (to $500 million total) along with an extension of the expiration date to January 31, 2021. On January 27, 2021, FHN announced that its Board of Directors approved a new $500 million common share purchase program, expiring on January 31, 2023. The new program is not tied to any compensation plan, and replaced the previous general share repurchase program, which was terminated by the Board. Purchases may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases will be subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations.
As of June 30, 2021, $116 million in purchases had been made under this authority at an average price per share of $17.28, or $17.26 excluding commissions.
Table 19—Issuer Purchases of Common Stock - General Authority

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2021
April 1 to April 30	397	$18.02	397	$434,099
May 1 to May 31	1,537	18.77	1,537	405,248
June 1 to June 30	1,123	18.74	1,123	384,212
Total	3,057	$18.66	3,057
(a) Represents total costs including commissions paid.

FIRST HORIZON CORPORATION	99	2Q21 FORM 10-Q REPORT

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
The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory restrictions. As of June 30, 2021, the maximum number of shares that may be purchased under the program was 23.4 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2021.

Table 20—Issuer Purchase of Common Stock - Compensation Authority

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2021
April 1 to April 30	32	$12.96	32	23,778
May 1 to May 31	244	18.20	244	23,534
June 1 to June 30	102	17.51	102	23,432
Total	378	$17.57	378

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

FIRST HORIZON CORPORATION	100	2Q21 FORM 10-Q REPORT

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021			As of June 30, 2021
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1	$2	$1	$2	$4	$1	$1
SVaR	4	6	2	4	6	2	4
10-day
VaR	3	5	1	7	21	1	2
SVaR	17	23	11	16	23	11	16

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020			As of June 30, 2020
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$5	$2	$3	$7	$1	$3
SVaR	4	6	3	6	18	3	3
10-day
VaR	13	19	8	10	25	2	13
SVaR	14	19	9	20	43	9	13

	Year Ended December 31, 2020			As of December 31, 2020
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$7	$1	$2
SVaR	5	18	1	2
10-day
VaR	13	25	2	10
SVaR	18	43	6	10

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of June 30, 2021		As of June 30, 2020		As of December 31, 2020
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$—	$2	$1	$4	$1	$2
Credit spread risk	1	1	2	8	2	6

The potential risk of loss reflected by FHN’s VaR measures assumes the trading securities inventory is static. Because FHN Financial procures fixed income securities for purposes of distribution to clients, its trading securities inventory turns over regularly. Additionally, FHNF traders actively manage the trading securities inventory continuously throughout each trading day. Accordingly, FHNF’s trading securities inventory is highly dynamic, rather than static. As a result, it would be rare for FHNF to incur a negative revenue day in its fixed income activities of the level indicated by its VaR measurements.
In addition to being used in FHN’s daily market risk management process, the VaR and SVaR measures are also used by FHN in computing its regulatory

FIRST HORIZON CORPORATION	101	2Q21 FORM 10-Q REPORT

market risk capital requirements in accordance with the Market Risk Capital rules. For additional information regarding FHN's capital adequacy refer to the Capital section of this MD&A.
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
Based on a static balance sheet as of June 30, 2021, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances as shown in the table below.
Table 23 - Interest Rate Sensitivity

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
+25	2.2%
+50	4.5%
+100	9.8%
+200	17.8%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.9%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.2%. Rate shocks of minus 25 basis points and 50

FIRST HORIZON CORPORATION	102	2Q21 FORM 10-Q REPORT

basis points result in unfavorable NII variances of 1.5% and 1.9%, assuming the absence of negative rates. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been, and likely will continue to be, impacted by the disruption from the COVID-19 pandemic and the low rate environment. The increase in the unemployment rate, client loan deferral requests, the impact of government assistance programs, and other developments have influenced net interest income results. Although many of those impacts have started to abate, impacts are expected to continue for some time. FHN continues to monitor current economic trends and potential exposures closely.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($13.4 billion was available as of June 30, 2021), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's customer base which provide inexpensive, predictable pricing. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 83% for June 30, 2021 and 97% for December 31, 2020.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity and common equity, subject to market conditions and compliance with applicable regulatory requirements. In May 2021, FHN issued $150 million of Series F Non-Cumulative Perpetual Preferred Stock and announced the full redemption of its $100 million Series A Non-Cumulative Perpetual Preferred Stock which subsequently was redeemed in July. As of June 30, 2021, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $520 million in non-cumulative perpetual preferred stock. As of June 30, 2021, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.1 billion as of July 1, 2021. First Horizon Bank declared and paid common dividends to the parent company in the amount of $183 million in first, second and third quarter 2021 and $180 million in 2020. First Horizon Bank declared preferred dividends in the second quarter of 2021 which were payable in July 2021 and paid preferred dividends in first quarter of 2021 and each quarter of 2020. Additionally, First Horizon Bank declared preferred dividends in third quarter 2021, payable in October 2021.

FIRST HORIZON CORPORATION	103	2Q21 FORM 10-Q REPORT

Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions, and availability of funds to FHN through a dividend from First Horizon Bank. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results. FHN paid a cash dividend of $0.15 per common share on July 1, 2021. FHN paid cash dividends of $1,550 per Series A preferred share, $1,625 per Series E preferred share, and $874.72 per Series F preferred share on July 12, 2021 and $331.25 per Series B preferred share and $165.00 per Series C preferred share on August 2, 2021. In addition, in July 2021, the Board approved cash dividends per share in the following amounts:

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	09/10/2021	10/01/2021
Preferred Stock
Series C	$165.00	10/15/2021	11/01/2021
Series D	$305.00	10/15/2021	11/01/2021
Series E	$1,625.00	09/24/2021	10/12/2021
Series F	$1,175.00	09/24/2021	10/12/2021

Repurchase Obligations and Off-Balance Sheet Arrangements

Repurchase Obligations

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

Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $16 million as of June 30, 2021 and December 31, 2020.

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

FIRST HORIZON CORPORATION	104	2Q21 FORM 10-Q REPORT

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

Market Uncertainties and Prospective Trends

FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, government actions intended to stimulate the economy, and government actions and proposals which could have negative impacts on the economy at large or on certain businesses. Additional risks relate to how the COVID-19 pandemic continues to affect FHN’s clients, political uncertainty, changes in federal policies (including those publicly discussed, formally proposed, or recently implemented) and the potential impacts of those changes on our businesses and clients, and whether FHN’s strategic initiatives will succeed.

In March 2020, the Federal Reserve lowered short-term interest rates twice and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit. The effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates. These changes in interest rates and the volatility in the market negatively impacted FHN’s net interest margin. Amortization of net processing fees related to government relief programs associated with the COVID-19 pandemic, including the Paycheck Protection Program, has offset a portion of the net interest margin decline. In the first half of 2021, interest rates have fluctuated but within a very low rate range, continuing to adversely impact FHN's net interest margin. FHN expects that when the Federal Reserve begins to reverse its "easing" strategies, it will start by reducing its asset purchases rather than by raising short term interest rates directly.
COVID-19 Pandemic
Government and societal reaction to the COVID-19 pandemic caused extraordinary disruption to the U.S. economy, as well as to the local economies within FHN's footprint, during the final three quarters of 2020 and continuing into the first half of 2021. Business activity, especially lending (other than lending related to home mortgages), declined throughout 2020 and into the first half of this year. In certain business lines, FHN reduced or stopped new lending because of the pandemic.
During the first half of 2021, especially later in that period, in many of FHN's markets COVID-19 restrictions were at least partially eased as vaccine production and distribution increased. During the latter part of the second quarter of 2021, FHN saw the lending pipeline start to improve in several areas (unrelated to home mortgages).

In most of its markets, FHN expects the impact of COVID-19 restrictions to continue to diminish over the rest of this year with further progress in vaccination rates. However, the risk of resurgence remains as new virus variants continue to be identified in the U.S. and around the world. FHN continues to closely monitor the pandemic and its effects on clients, especially credit quality, on FHN's communities, and on the financial markets. FHN continues to reach out to clients to discuss challenges and solutions, to provide line draws and new extensions to existing clients, to provide support for small businesses through the Paycheck Protection Program and other stimulus programs, and to provide lending and deposit assistance through deferrals and waived fees.
LIBOR & Reference Rate Reform
LIBOR
The London Inter-Bank Offered Rate ("LIBOR") is the most widely used reference rate in the world, and has been for many years. A substantial majority of FHN's floating rate loans use LIBOR, denominated in U.S. Dollars ("USD"), as the reference rate to determine the interest rate paid by the client/borrower. In addition, certain floating-rate securities issued by FHN use USD LIBOR as the reference rate.
LIBOR is based on a mix of transaction-based data and expert judgment about market conditions. Before 2014, it was based mainly on expert judgment. It is published in different tenors, which are time periods such as 1-week, 1-month, 12-month, etc.
LIBOR Discontinuance
About a decade ago, evidence emerged that some members of the panel that set LIBOR may have manipulated the published LIBOR rates rather than using strictly good-faith judgments. Several banks were fined.

FIRST HORIZON CORPORATION	105	2Q21 FORM 10-Q REPORT

In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”)—the governmental regulator of LIBOR—announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In 2021, the FCA announced that tenors of USD LIBOR will no longer be published as follows:
•One week and 2-month USD LIBOR will not be published after December 31, 2021; and
•All other USD LIBOR tenors (e.g., overnight, 1-month, 3-month, 6-month and 12-month tenors) will not be published after June 30, 2023.

U.S. Regulatory Position

In 2020, the Federal Reserve, the OCC, and the FDIC jointly encouraged U.S. banks to transition away from LIBOR for new contracts as soon as practicable and, in any event, by December 31, 2021. They noted that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks.

Alternatives to LIBOR

LIBOR became the market-preferred reference rate because it was perceived by lenders and borrowers as being superior to alternatives in a wide range of circumstances. FHN believes that no single alternative reference rate will immediately replace LIBOR for USD transactions. Instead, FHN believes it is likely that different alternatives will be used in different circumstances. Although it is difficult to predict which alternatives will be favored by market participants in any particular situation, at this time it seems likely that the following alternative reference rates may be used by market participants once USD LIBOR is discontinued:
•SOFR. The Alternative Reference Rates Committee (“ARRC”) is a group of private-market and financial regulator participants convened by the Federal Reserve and the New York Federal Reserve Bank to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative. SOFR is based on actual transaction data for the U.S. Treasury repurchase market. Accordingly, SOFR represents a riskless secured overnight rate.
•Term SOFR. Published by CME Group, Term SOFR is a forward-looking rate, with 1-month, 3-month and 6-month tenors, and is based on
SOFR futures contracts. The ARRC has recommended conventions for Term SOFR rates, and has recommended CME Group as the administrator for Term SOFR.
•AMERIBOR. The American Interbank Offered Rate (“AMERIBOR”) Index is produced by the American Financial Exchange. AMERIBOR is based on actual transaction data involving credit decisions by many financial institutions, on an unsecured basis.
•BSBY. The Bloomberg short-term bank yield index ("BSBY") is a proprietary rate index calculated and published by Bloomberg Index Services Limited. BSBY is based on actual transaction data involving unsecured credit.
•Prime. Although traditional prime rates (with each bank setting its own) are not likely to regain the prominence they had decades ago when U.S. banks were much smaller and the industry was more fragmented, for some clients and products banks may increase their usage of prime rates.
Other alternative reference rates are being developed and considered. The alternatives listed above are those FHN currently expects to make available to clients by November 2021.

Each alternative reference rate has advantages and disadvantages compared with other alternatives in various circumstances. Despite being supported by the Federal Reserve's ARRC, SOFR appears unlikely to gain the level of market acceptance and usage that USD LIBOR has enjoyed within the U.S. Key aspects of SOFR that support this view are: (a) SOFR fundamentally is an overnight rate, and so is not easily or reliably translated into typical LIBOR tenors; and (b) SOFR is both secured and riskless, and so does not necessarily track a bank's cost of funds very well. For a bank, it is critical to avoid significant mismatches over time between its (variable) cost of funds and its (variable) interest income. Term SOFR attempts to address some of these shortcomings, but not all of them.

FHN's Actions to Date & Transition Plans

Starting in 2019, legacy First Horizon and legacy IBERIABANK both modernized the fallback language used in their loan documentation to better handle how floating rate loans would be re-set if LIBOR ceased to be published during the loan term.

In 2021, FHN began to notify clients whose loans are based on 1-week or 2-month USD LIBOR, which will

FIRST HORIZON CORPORATION	106	2Q21 FORM 10-Q REPORT

cease at the end of 2021, and began re-negotiating terms with those clients. Only a small portion of FHN's clients have such loans.

FHN currently plans to cease using USD LIBOR on new lending late in 2021. In 2022, FHN currently plans to re-negotiate terms with all clients who have LIBOR loans that do not contain the modernized fallback language.

Currently, FHN does not have a settled plan to substitute any particular alternative for LIBOR. Each of the leading alternatives mentioned above is undergoing further development and refinement, and it remains unclear which alternative(s) FHN and its clients generally will prefer, and in which situations. FHN has formulated tentative internal preferences for certain alternatives in certain situations, and expects that formulation to evolve and expand during the rest of 2021.

In addition, FHN has begun to 1) assess the potential effects for affected securities and derivatives, and 2) assess revisions to systems, processes, and pricing needed to implement alternative reference rates.

Financial Accounting Aspects

The transition from LIBOR could impact or change FHN’s hedge accounting practices.

In 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides several optional expedients and exceptions to ease the potential burden in accounting for reference rate reform. The scope of ASU 2020-04 was expanded in 2021 with
ASU 2021-01, "Scope". Refer to the Accounting Changes Issued but Not Currently Effective section of Note 1 - Basis of Presentation and Accounting Policies for additional information.

U.S. Tax Accommodation

The IRS has released guidance that is intended to facilitate the transition of existing contracts from LIBOR to new reference rates without triggering modification accounting or taxable exchange treatment for those contracts. This guidance specifies what must be met in order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.

Limited Data Security Incident

As reported previously, in April 2021 FHN became aware of a data security incident affecting a limited number of client accounts. FHN has determined that an unauthorized party obtained login credentials from an unknown source. Using the credentials and exploiting a vulnerability in third-party security software, the party gained unauthorized access to a limited number of online client bank accounts and to personal information in those accounts. The party fraudulently obtained an aggregate of less than $1 million from some of those accounts. FHN remediated the software vulnerability, notified the appropriate regulators and enforcement authorities, reset passwords for affected accounts, reimbursed clients for the stolen funds, and continues to work with affected clients as needed. This event did not have a material adverse effect on FHN's business, results of operations, or financial condition.

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

FIRST HORIZON CORPORATION	107	2Q21 FORM 10-Q REPORT

Non-GAAP Information

Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended			Six Months Ended
(Dollars in millions; shares in thousands)	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$497	$508	$305	$1,004	$608
Plus: Noninterest income (GAAP)	285	298	206	583	381
Total revenues (GAAP)	782	806	511	1,587	989
Less: Noninterest expense (GAAP)	498	544	320	1,042	623
Pre-provision net revenue (Non-GAAP)	$284	$262	$191	$545	$366

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,459	$8,349	$5,118	$8,404	$5,060
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	513	470	150	492	123
(A) Total average common equity	$7,651	$7,584	$4,673	$7,617	$4,642
Less: Average intangible assets (GAAP) (b)	1,843	1,857	1,555	1,850	1,558
(B) Average Tangible Common Equity (Non-GAAP)	$5,808	$5,727	$3,118	$5,767	$3,084

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$1,182	$911	$210	$1,047	$129

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,565	$8,307	$5,208	$8,565	$5,208
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	520	470	240	520	240
(E) Total common equity	$7,750	$7,542	$4,673	$7,750	$4,673
Less: Intangible assets (GAAP) (b)	1,836	1,850	1,553	1,836	1,553
(F) Tangible common equity (Non-GAAP)	5,914	5,692	3,120	5,914	3,120
Less: Unrealized gains (losses) on AFS securities, net of tax	43	5	119	43	119
(G) Adjusted tangible common equity (Non-GAAP)	$5,871	$5,687	$3,001	$5,871	$3,001

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$87,908	$87,513	$48,645	$87,908	$48,645
Less: Intangible assets (GAAP) (b)	1,836	1,850	1,553	1,836	1,553
(I) Tangible assets (Non-GAAP)	$86,072	$85,663	$47,092	$86,072	$47,092

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$61,991	$62,339	$37,038	$61,991	$37,038

Period-end Shares Outstanding
(K) Period-end shares outstanding	550,865	552,374	312,359	550,865	312,359

Ratios
(C)/(A) Return on average common equity (GAAP)	15.45%	12.01%	4.50%	13.75%	2.79%
(C)/(B) Return on average tangible common equity (Non-GAAP)	20.36	15.90	6.74	18.16	4.19
(D)/(H) Total period-end equity to period-end assets (GAAP)	9.74	9.49	10.71	9.74	10.71
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	6.87	6.64	6.63	6.87	6.63
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	9.47	9.12	8.10	9.47	8.10
(E)/(K) Book value per common share (GAAP)	$14.07	$13.65	$14.96	$14.07	$14.96
(F)/(K) Tangible book value per common share (Non-GAAP)	$10.74	$10.30	$9.99	$10.74	$9.99
(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

FIRST HORIZON CORPORATION	108	2Q21 FORM 10-Q REPORT

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 100 of this report and the subsections entitled “Market Risk Management” beginning on page 100 and “Interest Rate Risk Management” beginning on page 102 of this report, and

(b)	Note 15 to the Consolidated Financial Statements appearing on pages 48-54 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2020, including in particular the section entitled “Risk Management” beginning on page 87 of that Report and the subsections entitled “Market Risk Management” beginning on page 88 and “Interest Rate Risk Management” beginning on page 90 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 202-209 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

FIRST HORIZON CORPORATION	109	2Q21 FORM 10-Q REPORT

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 11 to the Consolidated Financial Statements beginning on page 36 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented in FHN's Quarterly Report on Form 10-Q for the period ended March 31, 2021:

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) & (b)	Not Applicable

(c)
The "Common Stock Purchase Programs” section including tables 19 and 20 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 99 of this report, is incorporated herein by reference.

Items 3., 4., and 5.

Not applicable

FIRST HORIZON CORPORATION	110	2Q21 FORM 10-Q REPORT

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
EXHIBIT TABLE

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
4.1	Deposit Agreement, dated as of May 3, 2021, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series F]				8-K	4.1	5/03/2021
4.2	Form of certificate representing the Series F preferred stock				8-K	4.2	5/03/2021
4.3	Form of Depositary Receipt-Series F representing the Depositary Shares (included as part of Exhibit 4.1 to this report)				8-K	4.3	5/03/2021
4.4	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
4.5	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	List of Certain Benefits Available to Certain Executive Officers	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020; (vi) Notes to Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X

FIRST HORIZON CORPORATION	111	2Q21 FORM 10-Q REPORT

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No.	Filing Date
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

FIRST HORIZON CORPORATION	112	2Q21 FORM 10-Q REPORT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: August 5, 2021	By:	/s/ Anthony J. Restel
	Name:	Anthony J. Restel
	Title:	Senior Executive Vice President—Chief Operating Officer and interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FIRST HORIZON CORPORATION	113	2Q21 FORM 10-Q REPORT