Form 10-Q
period 2021-09-30
FIRST HORIZON CORP
filed 2021-11-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 29, 2021
Common Stock, $.625 par value	540,750,202

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
ADR	Average daily revenue
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated other comprehensive income
ARRC	Alternative Reference Rates Committee
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
BSBY	Bloomberg short-term bank yield index
C&I	Commercial, financial, and industrial loan portfolio
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate loan portfolio
CRMC	Credit Risk Management Committee
DSCR	Debt service coverage ratios
DTA	Deferred tax asset
DTL	Deferred tax liability
EPS	Earnings per share
ESOP	Employee stock ownership plan
FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FFP	Federal funds purchased
FFS	Federal funds sold
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC / Freddie Mac	Federal Home Loan Mortgage Corporation
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FNMA / Fannie Mae	Federal National Mortgage Association
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
FTBNA	First Tennessee Bank National Association (former name of the Bank)
FTE	Fully taxable equivalent
FTHC	First Tennessee Housing Corporation
FTNF	FTN Financial (former name of FHNF)
FTNMC	First Tennessee New Markets Corporation
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
HUD	Department of Housing and Urban Development
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association

FIRST HORIZON CORPORATION	1	3Q21 FORM 10-Q REPORT

IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MSR	Mortgage servicing rights
MSRB	Municipal Securities Rulemaking Board
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NOL	Net operating loss
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
NSF	Non-sufficient funds
OCC	Office of the Comptroller of the Currency
OIS	Overnight indexed swap
OREO	Other Real Estate Owned
OTC	One-time close, a mortgage product which allowed simplified conversion of a construction loan to permanent financing
OTTI	Other than temporary impairment
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated Financial Assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets

ROCE	Return on average common shareholders' equity
ROTCE	Return on tangible common equity
RPL	Reasonably Possible Loss
RSU	Restricted stock unit
RULC	Reserve for unfunded lending commitments
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TA	Tangible assets
TCE	Tangible common equity
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

FIRST HORIZON CORPORATION	2	3Q21 FORM 10-Q REPORT

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
•fraud, theft, or other incursions through conventional, electronic, or other means directly or indirectly affecting FHN or its clients, business service-providers and other counterparties, or competitors;
•FHN’s ability to adapt products and services to changing industry standards and client preferences;
•risks inherent in originating, selling, servicing, and holding loans and loan-based assets, including prepayment risks, pricing concessions, fluctuation in U.S. housing and other real estate prices, fluctuation of collateral values, and changes in client profiles;
•potential claims alleging mortgage servicing failures, individually, on a class basis, or as master servicer of securitized loans;

FIRST HORIZON CORPORATION	3	3Q21 FORM 10-Q REPORT

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
The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, tangible book value per common share, and loans and leases excluding PPP loans. Table 24 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
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

FIRST HORIZON CORPORATION	4	3Q21 FORM 10-Q REPORT

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST HORIZON CORPORATION	5	3Q21 FORM 10-Q REPORT

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	September 30,
(Dollars in millions, except per share amounts)	2021	2020
Assets
Cash and due from banks	$1,197	$1,203
Interest-bearing deposits with banks	14,829	8,351
Federal funds sold and securities purchased under agreements to resell	361	445
Trading securities	1,319	1,176
Securities available for sale at fair value	8,494	8,047
Securities held to maturity (fair value of $303 and $10, respectively)	304	10
Loans held for sale (including $301 and $405 at fair value, respectively)	1,052	1,022
Loans and leases (including $— and $16 at fair value, respectively)	55,435	58,232
Allowance for loan and lease losses	(734)	(963)
Net loans and leases	54,701	57,269
Premises and equipment	692	759
Goodwill	1,511	1,511
Other intangible assets	311	354
Other assets	3,766	4,062
Total assets	$88,537	$84,209

Liabilities
Noninterest-bearing deposits	$27,348	$22,173
Interest-bearing deposits	46,916	47,809
Total deposits	74,264	69,982
Trading liabilities	315	353
Short-term borrowings	2,225	2,198
Term borrowings	1,584	1,670
Other liabilities	1,617	1,699
Total liabilities	80,005	75,902

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,750 and 26,250 shares, respectively	520	470
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 541,859,599 and 555,030,652 shares, respectively	339	347
Capital surplus	4,866	5,074
Retained earnings	2,753	2,261
Accumulated other comprehensive loss, net	(241)	(140)
FHN shareholders' equity	8,237	8,012
Noncontrolling interest	295	295
Total equity	8,532	8,307
Total liabilities and equity	$88,537	$84,209

See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	6	3Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2021	2020	2021	2020
Interest income
Interest and fees on loans and leases	$482	$557	$1,485	$1,190
Interest and fees on loans held for sale	8	8	22	22
Interest on investment securities	31	26	88	78
Interest on trading securities	6	6	20	28
Interest on other earning assets	6	1	11	5
Total interest income	533	598	1,626	1,323
Interest expense
Interest on deposits	20	42	67	122
Interest on trading liabilities	1	1	4	5
Interest on short-term borrowings	2	1	4	12
Interest on term borrowings	18	22	55	44
Total interest expense	41	66	130	183
Net interest income	492	532	1,496	1,140
Provision for credit losses	(85)	227	(245)	502
Net interest income after provision for credit losses	577	305	1,741	638
Noninterest income
Fixed income	96	111	324	319
Deposit transactions and cash management	44	42	130	103
Mortgage banking and title income	34	66	126	72
Brokerage, management fees and commissions	24	18	65	47
Bankcard income	15	10	40	24
Trust services and investment management	13	12	39	27
Securities gains (losses), net	1	(1)	12	(2)
Purchase accounting gain	—	532	(1)	532
Loss on debt extinguishment	(23)	—	(23)	—
Other income	43	33	117	82
Total noninterest income	247	823	829	1,204
Noninterest expense
Personnel expense	296	329	920	713
Net occupancy expense	33	39	103	80
Computer software	30	26	87	58
Operations services	24	16	59	39
Legal and professional fees	21	43	52	65
Contract employment and outsourcing	21	6	47	16
Amortization of intangible assets	14	15	42	25
Equipment expense	12	12	35	29
Communications and delivery	9	10	28	21
Contributions	6	39	12	40
Other expense	60	52	182	124
Total noninterest expense	526	587	1,567	1,210
Income before income taxes	298	541	1,003	632
Income tax expense	63	2	222	20
Net income	$235	$539	$781	$612
Net income attributable to noncontrolling interest	3	3	9	8
Net income attributable to controlling interest	$232	$536	$772	$604
Preferred stock dividends	8	13	29	16
Net income available to common shareholders	$224	$523	$743	$588

FIRST HORIZON CORPORATION	7	3Q21 FORM 10-Q REPORT

Basic earnings per common share	$0.41	$0.95	$1.35	$1.50
Diluted earnings per common share	$0.41	$0.95	$1.34	$1.50
Weighted average common shares	545,818	549,690	549,434	391,699
Diluted average common shares	549,819	550,846	554,199	392,713

See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	8	3Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions) (Unaudited)	2021	2020	2021	2020
Net income	$235	$539	$781	$612
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(38)	(5)	(103)	82
Net unrealized gains (losses) on cash flow hedges	(1)	(3)	(5)	10
Net unrealized gains (losses) on pension and other postretirement plans	1	2	7	7
Other comprehensive income (loss)	(38)	(6)	(101)	99
Comprehensive income	197	533	680	711
Comprehensive income attributable to noncontrolling interest	3	3	9	8
Comprehensive income attributable to controlling interest	$194	$530	$671	$703
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(12)	$(2)	$(33)	$26
Net unrealized gains (losses) on cash flow hedges	—	(1)	(2)	3
Net unrealized gains (losses) on pension and other postretirement plans	1	2	2	4
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	9	3Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
Net income	—	—	—	—	—	233	—	3	236
Other comprehensive income (loss)	—	—	—	—	—	—	(101)	—	(101)
Comprehensive income (loss)	—	—	—	—	—	233	(101)	3	135
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(3,864)	(2)	(60)	—	—	—	(62)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,208	—	12	—	—	—	12
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	26,250	470	552,375	345	5,036	2,402	(241)	295	8,307
Net income	—	—	—	—	—	308	—	3	311
Other comprehensive income (loss)	—	—	—	—	—	—	38	—	38
Comprehensive income (loss)	—	—	—	—	—	308	38	3	349
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(85)	—	—	(85)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	145	—	—	—	—	—	—	145
Call of preferred stock	(1,000)	(95)	—	—	—	(5)	—	—	(100)
Common stock repurchased (b)	—	—	(3,435)	(3)	(61)	—	—	—	(64)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,925	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2021	26,750	520	550,865	344	4,997	2,612	(203)	295	8,565
Net income	—	—	—	—	—	232	—	3	235
Other comprehensive income (loss)	—	—	—	—	—	—	(38)	—	(38)
Comprehensive income (loss)	—	—	—	—	—	232	(38)	3	197
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(83)	—	—	(83)
Common stock repurchased (b)	—	—	(9,235)	(5)	(141)	—	—	—	(146)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	230	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2021	26,750	$520	541,860	$339	$4,866	$2,753	$(241)	$295	$8,532
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $59 million, $57 million and $141 million repurchased under share repurchase programs for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021, respectively.

See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	10	3Q21 FORM 10-Q REPORT

Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2019	1,000	$96	311,469	$195	$2,931	$1,798	$(239)	$295	$5,076
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96)	—	—	(96)
Beginning balance, as adjusted	1,000	96	311,469	195	2,931	1,702	(239)	295	4,980
Net income	—	—	—	—	—	13	—	3	16
Other comprehensive income (loss)	—	—	—	—	—	—	104	—	104
Comprehensive income (loss)	—	—	—	—	—	13	104	3	120
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(1)	—	—	(1)
Common stock ($0.15 per share)	—	—	—	—	—	(48)	—	—	(48)
Common stock repurchased	—	—	(141)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	652	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Other (b)	—	—	(117)	—	(1)	—	—	—	(1)
Balance, March 31, 2020	1,000	96	311,863	195	2,939	1,666	(135)	295	5,056
Net income	—	—	—	—	—	54	—	3	57
Other comprehensive income (loss)	—	—	—	—	—	—	1	—	1
Comprehensive income (loss)	—	—	—	—	—	54	1	3	58
Cash dividends declared:
Preferred stock ($1,550 per share)	—	—	—	—	—	(2)	—	—	(2)
Common stock ($0.15 per share)	—	—	—	—	—	(47)	—	—	(47)
Preferred stock issuance (1,500 shares issued at 100,000 per share net of offering costs)	1,500	144	—	—	—	—	—	—	144
Common stock repurchased	—	—	(183)	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	679	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2020	2,500	240	312,359	195	2,941	1,671	(134)	295	5,208
Net income	—	—	—	—	—	536	—	3	539
Other comprehensive income (loss)	—	—	—	—	—	—	(6)	—	(6)
Comprehensive income (loss)	—	—	—	—	—	536	(6)	3	533
Cash dividends declared:
Preferred stock	—	—	—	—	—	(13)	—	—	(13)
Common stock ($0.15 per share)	—	—	—	—	—	(83)	—	—	(83)
Common stock repurchased	—	—	(88)	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	138	—	—	—	—	—	—
Issued in business combination	23,750	230	243,015	152	2,115	—	—	—	2,497
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Other (c)	—	—	(636)	—	(6)	—	—	—	(6)
Balance, September 30, 2020	26,250	$470	554,788	$347	$5,061	$2,111	$(140)	$295	$8,144
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Represents shares canceled in connection with the resolution of remaining CBF dissenters' appraisal process.
(c)Represents shares canceled to cover taxes on the IBKC equity compensation grants that automatically vested as part of the merger.

See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	11	3Q21 FORM 10-Q REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in millions) (Unaudited)	2021	2020
Operating Activities
Net income	$781	$612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(245)	502
Deferred income tax expense (benefit)	(28)	(82)
Depreciation and amortization of premises and equipment	46	37
Amortization of intangible assets	42	25
Net other amortization and accretion	(50)	(18)
Net (increase) decrease in derivatives	309	(325)
Purchase accounting gain	1	(532)
Stock-based compensation expense	31	23
Securities (gains) losses, net	(12)	2
Loss on debt extinguishment	23	—
Net (gains) losses on sale/disposal of fixed assets	32	7
(Gain) loss on BOLI	(5)	(4)
Loans held for sale:
Purchases and originations	(4,682)	(2,780)
Gross proceeds from settlements and sales	3,288	1,578
(Gain) loss due to fair value adjustments and other	(142)	(43)
Other operating activities, net	1,179	725
Total adjustments	(213)	(885)
Net cash provided by (used in) operating activities	568	(273)
Investing Activities
Proceeds from sales of securities available for sale	68	249
Proceeds from maturities of securities available for sale	1,680	2,993
Purchases of securities available for sale	(2,343)	(3,166)
Purchases of securities held to maturity	(304)	—
Proceeds from prepayments of securities held to maturity	10	—
Proceeds from sales of premises and equipment	22	9
Purchases of premises and equipment	(46)	(35)
Proceeds from BOLI	12	8
Net (increase) decrease in loans and leases	2,891	(2,310)
Net increase in interest-bearing deposits with banks	(6,478)	(3,013)
Cash received for acquisitions, net	—	1,806
Other investing activities, net	15	10
Net cash used in investing activities	(4,473)	(3,449)
Financing Activities
Common stock:
Stock options exercised	25	4
Cash dividends paid	(252)	(139)
Repurchase of shares	(272)	(4)
Cancellation of common shares	—	(8)
Preferred stock:
Preferred stock issuance	145	145
Cash dividends paid - preferred stock - noncontrolling interest	(9)	(9)
Cash dividends paid - preferred stock	(24)	(8)
Net increase in deposits	4,287	5,561
Net increase (decrease) in short-term borrowings	27	(1,585)
Proceeds from issuance of term borrowings	—	1,241
Increases (decreases) in term borrowings	(112)	(1,075)
Net cash provided by financing activities	3,815	4,123
Net increase (decrease) in cash and cash equivalents	(90)	401
Cash and cash equivalents at beginning of period	1,648	1,267
Cash and cash equivalents at end of period	$1,558	$1,668
Supplemental Disclosures
Total interest paid	$128	$181
Total taxes paid	254	90
Total taxes refunded	28	1
Transfer from loans to OREO	3	2
Transfer from loans HFS to trading securities	1,490	1,083
Transfer from loans to loans HFS	(31)	4
See accompanying notes to consolidated financial statements.

FIRST HORIZON CORPORATION	12	3Q21 FORM 10-Q REPORT

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

In January 2021, the FASB issued ASU 2021-01, "Scope" to expand the scope of ASU 2020-04 to apply to certain contract modifications that were implemented in October 2020 by derivative clearinghouses for the use of Secure Overnight Funding Rate (SOFR) in discounting, margining and price alignment for centrally cleared derivatives, including derivatives utilized in hedging relationships. ASU 2021-01 also applies to derivative contracts affected by the change in discounting convention regardless of whether they are centrally cleared (i.e., bi-lateral contracts can also be modified) and regardless of whether they reference LIBOR. ASU 2021-01 was effective immediately upon issuance with retroactive application permitted. FHN elected to retroactively apply the provisions of ASU 2021-01 because FHN's centrally cleared derivatives were affected by the change in discounting convention and because FHN has other bi-lateral derivative contracts that may be modified to conform to the use of SOFR for discounting. Adoption did not have a significant effect on FHN's reported financial condition or results of operations.

FIRST HORIZON CORPORATION	13	3Q21 FORM 10-Q REPORT

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

The merger-of-equals transaction was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed are generally presented at their fair values as of the merger date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

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
On July 17, 2020, First Horizon Bank completed its purchase of 30 branches from Truist Bank. As of

FIRST HORIZON CORPORATION	14	3Q21 FORM 10-Q REPORT

Note 2 – Acquisitions and Divestitures (Continued)
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
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.
Total merger and integration expense recognized for the three and nine months ended September 30, 2021 and 2020 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Personnel expense (a)	$10	$35	$47	$41
Legal and professional fees (b)	9	31	15	38
Contribution expense (c)	—	20	—	20
Other expense (d)	27	15	85	22
Total	$46	$101	$147	$121
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

FIRST HORIZON CORPORATION	15	3Q21 FORM 10-Q REPORT

Note 3 – Investment Securities
The following tables summarize FHN’s investment securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$603	$—	$—	$603
Government agency issued MBS	4,324	58	(37)	4,345
Government agency issued CMO	2,234	14	(31)	2,217
Other U.S. government agencies	794	6	(12)	788
States and municipalities	516	10	(1)	525
	$8,471	$88	$(81)	8,478
AFS securities recorded at fair value through earnings:
SBA interest-only strips (a)				16
Total securities available for sale (b)				$8,494

Securities held to maturity:
Government agency issued MBS	$229	$—	$(1)	$228
Government agency issued CMO	75	—	—	75
Total securities held to maturity	$304	$—	$(1)	$303

(a)SBA interest-only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $7.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

FIRST HORIZON CORPORATION	16	3Q21 FORM 10-Q REPORT

Note 3 – Investment Securities (Continued)

	December 31, 2020
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$613	$—	$—	$613
Government agency issued MBS	3,722	92	(2)	3,812
Government agency issued CMO	2,380	29	(3)	2,406
Other U.S. government agencies	672	12	—	684
Corporate and other debt	40	1	(1)	40
States and municipalities	445	15	—	460
	$7,872	$149	$(6)	8,015
AFS securities recorded at fair value through earnings:
SBA interest-only strips (a)				32
Total securities available for sale (b)				$8,047

Securities held to maturity:
Corporates and other debt	$10	$—	$—	$10
Total securities held to maturity	$10	$—	$—	$10

(a)SBA interest-only strips are recorded at elected fair value. See Note 17 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $6.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

The amortized cost and fair value by contractual maturity for the debt securities portfolio as of September 30, 2021 is provided below:

	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$654	$654
After 1 year through 5 years	—	—	152	153
After 5 years through 10 years		—	347	355
After 10 years	—	—	760	770
Subtotal	—	—	1,913	1,932
Government agency issued MBS and CMO (a)	304	303	6,558	6,562
Total	$304	$303	$8,471	$8,494

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains and losses on sales of AFS securities for the three and nine months ended September 30, 2021 and 2020 were insignificant. Cash proceeds from sales of AFS securities were $35 million and $68 million for the three and nine months ended September 30, 2021, respectively. Cash proceeds from sales of AFS securities for the three and nine months ended September 30, 2020 were $240 million and $249 million, respectively.

FIRST HORIZON CORPORATION	17	3Q21 FORM 10-Q REPORT

Note 3 – Investment Securities (Continued)
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,101	$(33)	$99	$(4)	$2,200	$(37)
Government agency issued CMO	1,243	(25)	179	(6)	1,422	(31)
Other U.S. government agencies	495	(12)	—	—	495	(12)
States and municipalities	107	(1)	—	—	107	(1)
Total	$3,946	$(71)	$278	$(10)	$4,224	$(81)

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$307	$—	$—	$—	$307	$—
Government agency issued MBS	426	(2)	—	—	426	(2)
Government agency issued CMO	586	(3)	—	—	586	(3)
Other U.S. government agencies	80	(1)	—	—	80	(1)
States and municipalities	1	—	—	—	1	—
Total	$1,400	$(6)	$—	$—	$1,400	$(6)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $23 million and $22 million as of September 30, 2021 and December 31, 2020, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of September 30, 2021 and December 31, 2020.
The carrying amount of equity investments without a readily determinable fair value was $73 million and $57 million at September 30, 2021 and December 31, 2020, respectively. The year-to-date 2021 and 2020 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $1 million were recognized in the three months ended September 30, 2021 and 2020. Unrealized gains of $7 million were recognized for the nine months ended September 30, 2021, and unrealized losses of $4 million were recognized for the nine months ended September 30, 2020, respectively, for equity investments with readily determinable fair values.

FIRST HORIZON CORPORATION	18	3Q21 FORM 10-Q REPORT

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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of September 30, 2021 and December 31, 2020, excluding accrued interest of $143 million and $180 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

(Dollars in millions)	September 30, 2021	December 31, 2020
Commercial:
Commercial and industrial (a) (b)	$26,377	$27,700
Loans to mortgage companies	5,139	5,404
Total commercial, financial, and industrial	31,516	33,104
Commercial real estate	12,194	12,275
Consumer:
HELOC	2,041	2,420
Real estate installment loans	8,746	9,305
Total consumer real estate	10,787	11,725
Credit card and other	938	1,128
Loans and leases	$55,435	$58,232
Allowance for loan and lease losses	(734)	(963)
Net loans and leases	$54,701	$57,269
(a)Includes equipment financing leases of $719 million and $587 million, respectively, as of September 30, 2021 and December 31, 2020.
(b)Includes PPP loans fully guaranteed by the SBA of $2.0 billion and $4.1 billion as of September 30, 2021 and December 31, 2020, respectively.

Restrictions
Loans and leases with carrying values of $37.4 billion and $38.6 billion were pledged as collateral for borrowings at September 30, 2021 and December 31, 2020, respectively.

Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of September 30, 2021, FHN had loans to mortgage companies of $5.1 billion and loans to finance and insurance companies of $3.2 billion. As a result, 26% of the C&I portfolio is sensitive to impacts on the financial services industry.

Credit Quality Indicators
FHN employs a dual grade commercial risk grading methodology to assign an estimate for the probability of default and the loss given default for each commercial loan using factors specific to various industry, portfolio, or product segments that result in a rank ordering of risk and the assignment of grades PD 1 to PD 16. This credit grading system is intended to identify and measure the credit quality of the loan and lease portfolio by analyzing the migration between grading categories. It is also integral to the estimation methodology utilized in determining the ALLL since an allowance is established for pools of commercial loans based on the credit grade assigned. Each PD grade corresponds to an estimated one-year default probability percentage. PD grades are continually evaluated but require a formal scorecard annually. As a response to the COVID-19 pandemic, FHN identified a segment of its commercial portfolio that requires a quarterly re-grading process. As borrowers recover, they can be removed from the quarterly re-grading process with credit officer concurrence.

FIRST HORIZON CORPORATION	19	3Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
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

The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	C&I
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$5,822	$4,208	$3,809	$1,682	$1,294	$2,551	$5,139	$5,972	$13	$30,490
Special Mention (PD grade 13)	20	37	74	59	38	48	—	154	4	434
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	111	74	106	30	53	—	129	48	592
Total C&I loans	$5,883	$4,356	$3,957	$1,847	$1,362	$2,652	$5,139	$6,255	$65	$31,516
(a)     LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    C&I loans converted from revolving to term in 2021 were not material.
(c)    2021 and 2020 balances include PPP loans.

FIRST HORIZON CORPORATION	20	3Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)

	December 31, 2020
	C&I
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$9,060	$5,138	$2,628	$1,748	$1,161	$2,145	$5,404	$4,571	$60	$31,915
Special Mention (PD grade 13)	89	93	70	31	37	64	—	127	1	512
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	182	77	114	50	42	58	—	95	59	677
Total C&I loans	$9,331	$5,308	$2,812	$1,829	$1,240	$2,267	$5,404	$4,793	$120	$33,104
(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    $50 million of C&I loans were converted from revolving to term in 2020.
(c)    2020 balances include PPP loans.

	September 30, 2021
	CRE
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,216	$2,264	$2,814	$1,208	$806	$2,054	$259	$—	$11,621
Special Mention (PD grade 13)	4	26	50	171	69	91	—	—	411
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	10	17	12	16	38	44	25	—	162
Total CRE loans	$2,230	$2,307	$2,876	$1,395	$913	$2,189	$284	$—	$12,194

	December 31, 2020
	CRE
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,477	$3,311	$1,750	$1,140	$946	$1,800	$259	$19	$11,702
Special Mention (PD grade 13)	48	24	117	75	71	54	—	—	389
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	30	13	21	42	27	33	18	—	184
Total CRE loans	$2,555	$3,348	$1,888	$1,257	$1,044	$1,887	$277	$19	$12,275

FIRST HORIZON CORPORATION	21	3Q21 FORM 10-Q REPORT

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

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of September 30, 2021 and December 31, 2020. Within consumer real estate, classes include HELOC and real estate installment. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

	September 30, 2021
	Consumer Real Estate
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$1,037	$1,085	$844	$500	$682	$1,692	$1,104	$130	$7,074
FICO score 720-739	135	143	111	78	107	119	164	24	881
FICO score 700-719	98	109	78	55	117	131	146	25	759
FICO score 660-699	99	137	101	97	148	147	215	48	992
FICO score 620-659	15	33	51	23	65	67	71	31	356
FICO score less than 620	226	52	30	41	193	100	48	35	725
Total	$1,610	$1,559	$1,215	$794	$1,312	$2,256	$1,748	$293	$10,787
(a) $34 million of HELOC loans were converted from revolving to term in 2021.

	December 31, 2020
	Consumer Real Estate
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,186	$1,167	$703	$610	$674	$1,719	$1,275	$159	$7,493
FICO score 720-739	157	158	100	77	92	197	186	29	996
FICO score 700-719	122	107	78	76	73	221	177	34	888
FICO score 660-699	130	141	123	75	85	296	264	59	1,173
FICO score 620-659	45	61	37	28	35	127	92	36	461
FICO score less than 620	107	36	52	54	95	261	61	48	714
Total	$1,747	$1,670	$1,093	$920	$1,054	$2,821	$2,055	$365	$11,725

FIRST HORIZON CORPORATION	22	3Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Credit Card and Other
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$55	$38	$33	$27	$18	$70	$212	$5	$458
FICO score 720-739	9	6	5	4	4	20	39	2	89
FICO score 700-719	6	6	5	5	4	24	42	1	93
FICO score 660-699	22	7	6	7	6	33	93	2	176
FICO score 620-659	3	3	3	4	3	19	21	1	57
FICO score less than 620	12	5	3	5	4	18	16	2	65
Total	$107	$65	$55	$52	$39	$184	$423	$13	$938
(a) $4 million of other consumer loans were converted from revolving to term in 2021.

	December 31, 2020
	Credit Card and Other
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$57	$52	$59	$37	$23	$116	$159	$5	$508
FICO score 720-739	7	7	9	8	8	27	91	2	159
FICO score 700-719	9	8	9	8	4	38	37	3	116
FICO score 660-699	30	12	15	9	9	48	46	3	172
FICO score 620-659	5	5	7	5	10	24	20	1	77
FICO score less than 620	14	7	8	11	9	26	20	1	96
Total	$122	$91	$107	$78	$63	$279	$373	$15	$1,128

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

FIRST HORIZON CORPORATION	23	3Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following table reflects accruing and non-accruing loans and leases by class on September 30, 2021 and December 31, 2020:

	September 30, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$26,196	$36	$1	$26,233	$119	$9	$16	$144	$26,377
Loans to mortgage companies	5,139	—	—	5,139	—	—	—	—	5,139
Total commercial, financial, and industrial	31,335	36	1	31,372	119	9	16	144	31,516
Commercial real estate:
CRE (b)	12,120	15	1	12,136	8	—	50	58	12,194
Consumer real estate:
HELOC (c)	1,979	5	7	1,991	37	2	11	50	2,041
Real estate installment loans (d)	8,625	23	5	8,653	51	4	38	93	8,746
Total consumer real estate	10,604	28	12	10,644	88	6	49	143	10,787
Credit card and other:
Credit card	274	3	2	279	—	—	—	—	279
Other	656	1	—	657	—	1	1	2	659
Total credit card and other	930	4	2	936	—	1	1	2	938
Total loans and leases	$54,989	$83	$16	$55,088	$215	$16	$116	$347	$55,435

(a) $129 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(b) $52 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(c) $7 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(d) $52 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.

	December 31, 2020
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a)	$27,541	$15	$—	$27,556	$88	$12	$44	$144	$27,700
Loans to mortgage companies	5,404	—	—	5,404	—	—	—	—	5,404
Total commercial, financial, and industrial	32,945	15	—	32,960	88	12	44	144	33,104
Commercial real estate:
CRE	12,194	23	—	12,217	10	42	6	58	12,275
Consumer real estate:
HELOC	2,336	13	11	2,360	43	3	14	60	2,420
Real estate installment loans	9,138	40	5	9,183	63	9	50	122	9,305
Total consumer real estate	11,474	53	16	11,543	106	12	64	182	11,725
Credit card and other:
Credit card	279	3	1	283	—	—	—	—	283
Other	838	6	—	844	1	—	1	2	845
Total credit card and other	1,117	9	1	1,127	1	—	1	2	1,128
Total loans and leases, net of unearned income	$57,730	$100	$17	$57,847	$205	$66	$115	$386	$58,232

(a) $101 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.

FIRST HORIZON CORPORATION	24	3Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
Collateral-Dependent Loans

Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.

As of September 30, 2021 and December 31, 2020, FHN had commercial loans with amortized cost of approximately $174 million and $167 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $161 million and $13 million, respectively, at September 30, 2021. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three and nine months ended September 30, 2021, FHN recognized charge-offs of approximately $9 million and $25 million, respectively, on these loans related to reductions in estimated collateral values.

Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $8 million and $21 million, respectively, as of September 30, 2021, and $9 million and $26 million, respectively, as of December 31, 2020. Charge-offs during the three and nine months ended September 30, 2021 were not significant for collateral-dependent consumer loans.

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
A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance, certain loan modifications that might ordinarily have qualified as TDRs were not accounted for as TDRs and have been excluded from the disclosures below. For loan modifications that were made during the three and nine months ended September 30, 2021 or the year ended December 31, 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as TDRs, and has excluded loans with these qualifying modifications from designation as TDRs in the information and discussion that follows.
On September 30, 2021 and December 31, 2020, FHN had $239 million and $307 million of portfolio loans classified as TDRs, respectively. Additionally, $37 million and $42 million of loans held for sale as of September 30, 2021 and December 31, 2020, respectively, were classified as TDRs.

FIRST HORIZON CORPORATION	25	3Q21 FORM 10-Q REPORT

Note 4 – Loans and Leases (Continued)
The following tables present the end of period balance for loans modified in a TDR during the periods indicated:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	5	$8	$7	83	$130	$120
CRE	—	—	—	14	12	12
HELOC	2	—	—	35	3	2
Real estate installment loans	6	—	—	44	6	6
Credit card and other	8	—	—	10	—	—
Total TDRs	21	$8	$7	186	$151	$140

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	32	$37	$34	87	$141	$129
CRE	1	12	10	14	12	12
HELOC	21	2	2	47	4	4
Real estate installment loans	41	8	8	94	15	15
Credit card and other	36	—	—	50	—	—
Total TDRs	131	$59	$54	292	$172	$160
The following tables present TDRs which re-defaulted during the three and nine months ended September 30, 2021 and 2020, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	6	$3	—	$—
CRE	4	10	—	—
HELOC	—	—	1	—
Real estate installment loans	1	1	6	1
Credit card and other	1	—	7	—
Total TDRs	12	$14	14	$1

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	18	$5	—	$—
CRE	6	19	—	—
HELOC	1	—	8	—
Real estate installment loans	8	4	16	1
Credit card and other	2	—	21	—
Total TDRs	35	$28	45	$1

FIRST HORIZON CORPORATION	26	3Q21 FORM 10-Q REPORT

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

The ACL is maintained at a level management believes to be appropriate to absorb expected lifetime credit losses over the contractual life of the loan and lease portfolio and unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information.

In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of September 30, 2021 and December 31, 2020, FHN recognized approximately $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of other assets.

The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and nine months ended September 30, 2021 and 2020 were not material.

Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).

The decrease in the ACL as of September 30, 2021 as compared to December 31, 2020 reflects an improvement in the macroeconomic outlook, positive grade migration, and lower loan balances.
In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple Moody’s scenarios for its macroeconomic inputs. Each scenario included assumptions around the COVID-19 pandemic and its impact on various sections of the economy. The heaviest weight was placed on the baseline forecast, which assumed positive real GDP growth over the forecast horizon and return to full employment by year-end 2022.

As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN also evaluated other macroeconomic forecasts provided by Moody’s and adjusted the modeled outputs through a qualitative adjustment to account for uncertainties inherent in the macroeconomic forecast process.

During the year ended December 31, 2020 and the nine months ended September 30, 2021, FHN also considered stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic and added qualitative adjustments, where needed, to account for the risks not captured in modeled results. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.

FIRST HORIZON CORPORATION	27	3Q21 FORM 10-Q REPORT

Note 5- Allowance for Credit Losses (Continued)

The following table provides a rollforward of the ALLL and RULC by portfolio type for the three and nine months ended September 30, 2021 and 2020:

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of July 1, 2021	$385	$210	$203	$17	$815
Charge-offs	(11)	(2)	(1)	(5)	(19)
Recoveries	7	2	7	—	16
Provision for loan and lease losses	(7)	(48)	(30)	7	(78)
Balance as of September 30, 2021	$374	$162	$179	$19	$734

Balance as of July 1, 2020	$319	$57	$144	$18	$538
Initial allowance on loans purchased with credit deterioration	138	100	44	5	287
Charge-offs	(69)	(4)	(2)	(3)	(78)
Recoveries	3	2	5	1	11
Provision for loan losses	98	53	74	5	230
Balance as of September 30, 2020	$489	$208	$265	$26	$988

Reserve for remaining unfunded commitments:
Balance as of July 1, 2021	$57	$9	$9	$—	$75
Provision for remaining unfunded commitments	(8)	1	—	—	(7)
Balance as of September 30, 2021	$49	$10	$9	$—	$68

Balance as of July 1, 2020	$37	$6	$8	$—	$51
Initial reserve on loans acquired	12	26	3	—	41
Provision for remaining unfunded commitments	(2)	(1)	—	—	(3)
Balance as of September 30, 2020	$47	$31	$11	$—	$89

Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(27)	(5)	(5)	(11)	(48)
Recoveries	18	5	21	3	47
Provision for loan and lease losses	(70)	(80)	(79)	1	(228)
Balance as of September 30, 2021	$374	$162	$179	$19	$734

Balance as of January 1, 2020, as adjusted (b)	$142	$29	$121	$15	$307
Initial allowance on loans purchased with credit deterioration	138	100	44	5	287
Charge-offs	(95)	(4)	(6)	(10)	(115)
Recoveries	5	3	13	3	24
Provision for loan and lease losses	299	80	93	13	485
Balance as of September 30, 2020	$489	$208	$265	$26	$988

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	$65	$10	$10	$—	$85
Provision for remaining unfunded commitments	(16)	—	(1)	—	(17)
Balance as of September 30, 2021	$49	$10	$9	$—	$68

Balance as of January 1, 2020, as adjusted (b)	$21	$4	$6	$—	$31
Initial reserve on loans acquired	12	26	3	—	41
Provision for remaining unfunded commitments	14	1	2	—	17
Balance as of September 30, 2020	$47	$31	$11	$—	$89
(a) C&I loans as of September 30, 2021 include $2.0 billion in PPP loans which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b) Balance, as adjusted, reflects the adoption of ASU 2016-13 (CECL) effective January 1, 2020.

FIRST HORIZON CORPORATION	28	3Q21 FORM 10-Q REPORT

Note 6 – Mortgage Banking Activity
On July 1, 2020, as part of the IBKC merger, FHN obtained IBKC's mortgage banking operations which includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking and title income on the
Consolidated Statements of Income. Prior to the merger, FHN’s mortgage banking operations were not significant. At September 30, 2021, FHN had approximately $48 million of loans that remained from pre-2009 Mortgage Business operations. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2020 and 2021, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of the nine months ended September 30, 2021 and the year ended December 31, 2020.

(Dollars in millions)	September 30, 2021	December 31, 2020
Balance at beginning of period	$409	$4
Acquired	—	320
Originations and purchases	2,154	2,499
Sales, net of gains	(2,302)	(2,405)
Mortgage loans transferred from (to) held for investment	30	(9)
Balance at end of period	$291	$409

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

	September 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$36	$(7)	$29	$28	$(3)	$25
In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of September 30, 2021 and December 31, 2020. Total mortgage servicing fees included in mortgage banking and title income were $1 million for the three months ended September 30, 2021 and $2 million for the nine months ended September 30, 2021. Total mortgage servicing fees included in mortgage banking and title income were $1 million for the three and nine months ended September 30, 2020.

FIRST HORIZON CORPORATION	29	3Q21 FORM 10-Q REPORT

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

FHN performed the required annual goodwill impairment test as of October 1, 2020. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary. FHN is currently in the process of performing its annual impairment test as of October 1, 2021.
As further discussed in Note 13 - Business Segment Information, FHN reorganized its management reporting structure during 2020 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach.

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

The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2019	$802	$631	$1,433
Additions	78	—	78
December 31, 2020	$880	$631	$1,511
Additions and adjustments	—	—	—
September 30, 2021	$880	$631	$1,511

Other intangible assets

The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

	September 30, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(117)	$254	$371	$(81)	$290
Customer relationships	37	(10)	27	37	(8)	29
Other (a)	41	(11)	30	41	(6)	35
Total	$449	$(138)	$311	$449	$(95)	$354
(a)Includes noncompete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

FIRST HORIZON CORPORATION	30	3Q21 FORM 10-Q REPORT

Note 8 - Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

(Dollars in millions)								September 30, 2021	December 31, 2020
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series A	1/31/2013	4/10/2018	6.200%		Quarterly	—	$—	$—	$95
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	80	77	77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	—
						26,750	$538	$520	$470
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
During the third quarter of 2021, FHN redeemed all outstanding shares of Series A Preferred Stock. The difference between the $100 million liquidation preference and the carrying value of the Series A Preferred Stock resulted in a $5 million deemed dividend that was included in EPS for the nine months ended September 30, 2021.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On September 30, 2021 and December 31,
2020, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.

FIRST HORIZON CORPORATION	31	3Q21 FORM 10-Q REPORT

Note 9 – Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2021 and 2020:

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2021	$43	$8	$(254)	$(203)
Net unrealized gains (losses)	(38)	—	(3)	(41)
Amounts reclassified from AOCI	—	(1)	4	3
Other comprehensive income (loss)	(38)	(1)	1	(38)
Balance as of September 30, 2021	$5	$7	$(253)	$(241)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2021	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(103)	(1)	(4)	(108)
Amounts reclassified from AOCI	—	(4)	11	7
Other comprehensive income (loss)	(103)	(5)	7	(101)
Balance as of September 30, 2021	$5	$7	$(253)	$(241)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2020	$118	$16	$(268)	$(134)
Net unrealized gains (losses)	(6)	(1)	—	(7)
Amounts reclassified from AOCI	1	(2)	2	1
Other comprehensive income (loss)	(5)	(3)	2	(6)
Balance as of September 30, 2020	$113	$13	$(266)	$(140)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2020	$31	$3	$(273)	$(239)
Net unrealized gains (losses)	81	14	—	95
Amounts reclassified from AOCI	1	(4)	7	4
Other comprehensive income (loss)	82	10	7	99
Balance as of September 30, 2020	$113	$13	$(266)	$(140)

FIRST HORIZON CORPORATION	32	3Q21 FORM 10-Q REPORT

Note 9 – Components of Other Comprehensive Income (Loss) (Continued)

Reclassifications from AOCI, and related tax effects, were as follows:

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI	2021	2020	2021	2020	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains) losses on securities AFS	$—	$1	$—	$1	Securities gains (losses), net
Tax expense (benefit)	—	—	—	—	Income tax expense
	—	1	—	1
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$(2)	$(2)	$(6)	$(5)	Interest and fees on loans and leases
Tax expense (benefit)	1	—	2	1	Income tax expense
	(1)	(2)	(4)	(4)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial gain (loss)	3	3	9	9	Other expense
Tax expense (benefit)	1	(1)	2	(2)	Income tax expense
	4	2	11	7
Total reclassification from AOCI	$3	$1	$7	$4

FIRST HORIZON CORPORATION	33	3Q21 FORM 10-Q REPORT

Note 10 – Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2021	2020	2021	2020
Net income	$235	$539	$781	$612
Net income attributable to noncontrolling interest	3	3	9	8
Net income attributable to controlling interest	232	536	772	604
Preferred stock dividends	8	13	29	16
Net income available to common shareholders	$224	$523	$743	$588

Weighted average common shares outstanding—basic	545,818	549,690	549,434	391,699
Effect of dilutive securities	4,001	1,156	4,765	1,014
Weighted average common shares outstanding—diluted	549,819	550,846	554,199	392,713

Basic earnings per common share	$0.41	$0.95	$1.35	$1.50
Diluted earnings per common share	$0.41	$0.95	$1.34	$1.50
The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2021	2020	2021	2020
Stock options excluded from the calculation of diluted EPS	2,901	8,306	1,431	4,564
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$17.75	$15.32	$20.64	$17.05
Other equity awards excluded from the calculation of diluted EPS	2,464	6,824	1,394	4,826

FIRST HORIZON CORPORATION	34	3Q21 FORM 10-Q REPORT

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
Based on current knowledge, and after consultation with counsel, management is of the opinion that loss contingencies related to threatened or pending litigation matters should not have a material adverse effect on the consolidated financial condition of FHN but may be material to FHN’s operating results for any particular reporting period depending, in part, on the results from that period.
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2021, the aggregate amount of liabilities established for all such loss contingency matters was $1 million. These liabilities are separate from those discussed under the heading “Mortgage Loan Repurchase and Foreclosure Liability” below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2021, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to $6 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Exposures from pre-2009 Mortgage Business
FHN is contending with indemnification claims related to "other whole loans sold," which were mortgage

FIRST HORIZON CORPORATION	35	3Q21 FORM 10-Q REPORT

Note 11 – Contingencies and Other Disclosures (Continued)
loans originated by FHN before 2009 and sold outside of a securitization organized by FHN. These claims generally assert that FHN-originated loans contributed to losses in connection with mortgage loans securitized by the buyer of the loans. The claims generally do not include specific deficiencies for specific loans sold by FHN. Instead, the claims generally assert that FHN is liable for a share of the claimant's loss estimated by assessing the totality of the other whole loans sold by FHN to claimant in relation to the totality of the larger number of loans securitized by claimant. FHN is unable to estimate an RPL range for these matters due to significant uncertainties regarding: the number of, and the facts underlying, the loan originations which claimants assert are indemnifiable; the applicability of FHN’s contractual indemnity covenants to those facts and originations; and, in those cases where an indemnity claim may be supported, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of both September 30, 2021 and December 31, 2020. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

FIRST HORIZON CORPORATION	36	3Q21 FORM 10-Q REPORT

Note 12 – Retirement Plans

FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2020. FHN has not made a contribution to the qualified pension plan in 2021. Management anticipates that FHN will make an immaterial contribution to the qualified pension plan during the next twelve months.
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
The components of net periodic benefit cost for the three months ended September 30 were as follows:

(Dollars in millions)	2021	2020
Components of net periodic benefit cost
Interest cost	$4	$6
Expected return on plan assets	(7)	(7)
Amortization of unrecognized:
Actuarial (gain) loss	2	3
Net periodic benefit cost	$(1)	$2
The components of net periodic benefit cost for the nine months ended September 30 were as follows:

(Dollars in millions)	2021	2020
Components of net periodic benefit cost
Interest cost	$12	$17
Expected return on plan assets	(15)	(19)
Amortization of unrecognized:
Actuarial (gain) loss	6	10
Other	2	—
Net periodic benefit cost	$5	$8

FIRST HORIZON CORPORATION	37	3Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information
FHN's operating segments are composed of the following:

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
Periodically, FHN adapts its segments to reflect managerial or strategic changes. During 2020, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Historically, FHN's reportable business segments were Regional Banking, Fixed Income, Corporate, and Non-strategic. The closing of the FHN and IBKC merger-of-equals transaction prompted organizational changes to better integrate and execute the combined Company's strategic priorities across all lines of businesses. As a result, segment information for 2020 has been reclassified to conform to the current period presentation.
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

FIRST HORIZON CORPORATION	38	3Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)
The following tables reflect financial information for each reportable business segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$444	$154	$(106)	$492
Provision for credit losses	(52)	(33)	—	(85)
Noninterest income	112	142	(7)	247
Noninterest expense	301	141	84	526
Income (loss) before income taxes	307	188	(197)	298
Income tax expense (benefit)	72	45	(54)	63
Net income (loss)	$235	$143	$(143)	$235
Average assets	$40,722	$20,460	$27,219	$88,401

	Three Months Ended September 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$448	$161	$(77)	$532
Provision for credit losses	194	34	(1)	227
Noninterest income	97	181	545	823
Noninterest expense	301	138	148	587
Income (loss) before income taxes	50	170	321	541
Income tax expense (benefit)	9	41	(48)	2
Net income (loss)	$41	$129	$369	$539
Average assets	$43,703	$21,693	$16,287	$81,683

	Nine Months Ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,314	$464	$(282)	$1,496
Provision for credit losses	(172)	(61)	(12)	(245)
Noninterest income	320	476	33	829
Noninterest expense (a)	851	441	275	1,567
Income (loss) before income taxes	955	560	(512)	1,003
Income tax expense (benefit)	223	135	(136)	222
Net income (loss)	$732	$425	$(376)	$781
Average assets	$41,757	$20,669	$24,705	$87,131
(a) Includes $35 million in asset impairments related to IBKC merger integration efforts in the Corporate segment.

FIRST HORIZON CORPORATION	39	3Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)

	Nine Months Ended September 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$853	$400	$(113)	$1,140
Provision for credit losses	394	106	2	502
Noninterest income	239	410	555	1,204
Noninterest expense	639	359	212	1,210
Income (loss) before income taxes	59	345	228	632
Income tax expense (benefit)	7	84	(71)	20
Net income (loss)	$52	$261	$299	$612
Average assets	$27,962	$18,885	$10,963	$57,810

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$96	$—	$96
Deposit transactions and cash management	39	3	2	44
Mortgage banking and title income	—	33	1	34
Brokerage, management fees and commissions	24	—	—	24
Bankcard income	14	1	—	15
Trust services and investment management	13	—	—	13
Securities gains (losses), net (b)	—	—	1	1
Loss on debt extinguishment	—	—	(23)	(23)
Other income (c)	22	9	12	43
Total noninterest income	$112	$142	$(7)	$247

(a)Includes $12 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	40	3Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)

	Three months ended September 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$111	$—	$111
Mortgage banking and title income	—	66	—	66
Deposit transactions and cash management	38	2	2	42
Brokerage, management fees and commissions	18	—	—	18
Trust services and investment management	12	—	—	12
Bankcard income	10	—	—	10
Securities gains (losses), net (b)	—	—	(1)	(1)
Purchase accounting gain	—	—	532	532
Other income (c)	19	2	12	33
Total noninterest income	$97	$181	$545	$823

(a)Includes $10 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

	Nine Months Ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$323	$—	$324
Deposit transactions and cash management	117	8	5	130
Mortgage banking and title income	—	124	2	126
Brokerage, management fees and commissions	65	—	—	65
Bankcard income	37	2	1	40
Trust services and investment management	39	—	—	39
Securities gains (losses), net (b)	—	—	12	12
Purchase accounting gain	—	—	(1)	(1)
Loss on debt extinguishment	—	—	(23)	(23)
Other income (c)	61	19	37	117
Total noninterest income	$320	$476	$33	$829

(a)Includes $35 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	41	3Q21 FORM 10-Q REPORT

Note 13 – Business Segment Information (Continued)

	Nine Months Ended September 30, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$318	$—	$319
Deposit transactions and cash management	91	8	4	103
Mortgage banking and title income	—	71	1	72
Brokerage, management fees and commissions	47	—	—	47
Trust services and investment management	27	—	—	27
Bankcard income	23	1	—	24
Securities gains (losses), net (b)	—	—	(2)	(2)
Purchase accounting gain	—	—	532	532
Other income (c)	50	12	20	82
Total noninterest income	$239	$410	$555	$1,204

(a)Includes $29 million of underwriting, portfolio advisory, and other noninterest income in scope of Accounting Standards
Codification ("ASC") 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes other service charges, ATM and interchange fees, electronic banking fees, and insurance commissions in scope of ASC 606.

FIRST HORIZON CORPORATION	42	3Q21 FORM 10-Q REPORT

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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021	December 31, 2020
Assets:
Other assets	$206	$195

Liabilities:
Other liabilities	$175	$165
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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and nine months ended September 30, 2021 and 2020.

FIRST HORIZON CORPORATION	43	3Q21 FORM 10-Q REPORT

Note 14 – Variable Interest Entities (Continued)
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 for LIHTC investments accounted for under the proportional amortization method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$9	$8	$26	$20
Low income housing tax credits	(8)	(7)	(25)	(16)
Other tax benefits related to qualifying LIHTC investments	(2)	(3)	(7)	(8)

Other Tax Credit Investments. Through designated subsidiaries, First Horizon Bank periodically makes equity investments as a non-managing member in various LLCs that sponsor community development projects utilizing the NMTC. First Horizon Bank also makes equity investments as a limited partner or non-managing member in entities that receive solar and historic tax credits. The purposes of these investments are to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. These entities are considered VIEs as First Horizon Bank's subsidiaries represent the holders of the equity investment at risk, but do not have the ability to direct the activities that most significantly affect the performance of the entities.
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
On-Balance Sheet Trust Preferred Securitization. In 2007, First Horizon Bank executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. Since First Horizon Bank did not retain servicing or other decision-making rights, First Horizon Bank is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, First Horizon Bank has accounted for the funds received through the securitization as a term borrowing in its Consolidated Balance Sheets. First Horizon Bank has no contractual requirements to provide financial support to the trust.
Holdings in Agency Mortgage-Backed Securities. FHN holds securities issued by various Agency securitization trusts. Based on their restrictive nature, the trusts meet the definition of a VIE since the holders of the equity investments at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entities’ economic performance. FHN could potentially receive benefits or absorb losses that are significant to the trusts based on the nature of the trusts’ activities and the size of FHN’s holdings. However, FHN is solely a holder of the trusts’ securities and does not have the power to direct the activities that most significantly impact the trusts’ economic performance and is not considered the primary beneficiary of the trusts. FHN has no contractual requirements to provide financial support to the trusts.

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

FIRST HORIZON CORPORATION	44	3Q21 FORM 10-Q REPORT

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

The following table summarizes FHN’s nonconsolidated VIEs as of September 30, 2021:

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$349	$116	(a)
Other tax credit investments (b)	63	42	Other assets
Small issuer trust preferred holdings (c)	202	—	Loans and leases
On-balance sheet trust preferred securitization	30	84	(d)
Holdings of agency mortgage-backed securities (c)	7,380	—	(e)
Commercial loan troubled debt restructurings (f)	117	—	Loans and leases
Proprietary trust preferred issuances (g)	—	184	Term borrowings
(a)Maximum loss exposure represents $233 million of current investments and $116 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities which are offset by $84 million classified as term borrowings.
(e)Includes $514 million classified as trading securities, $6.6 billion classified as securities available for sale and $304 million classified as held to maturity.
(f)Maximum loss exposure represents $113 million of current receivables and $4 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
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
(e)Includes $845 million classified as trading securities and $6.2 billion classified as securities available for sale.
(f)Maximum loss exposure represents $176 million of current receivables and $10 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

FIRST HORIZON CORPORATION	45	3Q21 FORM 10-Q REPORT

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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2021 and December 31, 2020, respectively, FHN had $180 million and $280 million of cash receivables and $111 million and $166 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken. FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
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

FIRST HORIZON CORPORATION	46	3Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were
$85 million and $99 million for the three months ended September 30, 2021 and 2020, and $291 million and $278 million for the nine months ended September 30, 2021 and 2020, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,806	$113	$36
Offsetting upstream interest rate contracts	3,806	3	17
Option contracts purchased	23	—	—
Forwards and futures purchased	9,173	6	31
Forwards and futures sold	9,737	37	4

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,950	$207	$7
Offsetting upstream interest rate contracts	3,950	2	17
Forwards and futures purchased	10,795	62	—
Forwards and futures sold	11,633	1	65

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

FIRST HORIZON CORPORATION	47	3Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,745	$260	$16
Offsetting upstream interest rate contracts	7,685	3	26

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$6,868	$436	$1
Offsetting upstream interest rate contracts	6,868	5	35
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(29)	$(14)	$(197)	$197
Offsetting upstream interest rate contracts (a)	29	14	$197	$(197)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$—	$(1)	$—	$3
Hedged Items:
Term borrowings (a) (c)	—	1	—	(2)
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

FIRST HORIZON CORPORATION	48	3Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,100	$19	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,100	N/A

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,250	$32	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,250	N/A
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(6)	$(8)	$(20)	$10
Gain (loss) recognized in other comprehensive income (loss)	—	(1)	(1)	14
Gain (loss) reclassified from AOCI into interest income	(1)	(2)	(4)	(4)
(a)Approximately $20 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

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

FIRST HORIZON CORPORATION	49	3Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)

	September 30, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$419	$7	$—
Forward contracts purchased	522	3	—

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$667	$20	$—
Forward contracts purchased	725	—	6
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(3)	$7	$(12)	$7
Forward contracts purchased	(2)	(10)	10	(10)

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2021 and December 31, 2020, the derivative liabilities associated with the sales of Visa Class B shares were $16 million and $13 million, respectively. See Note 17 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.

FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2021 and December 31, 2020, these loans were valued at $10 million and $12 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. As of September 30, 2021 and December 31, 2020, the notional values of FHN’s risk participations were $234 million and $233 million of derivative assets and
$512 million and $464 million of derivative liabilities, respectively. Assuming all underlying third party customers referenced in the swap contracts defaulted at September 30, 2021 and December 31, 2020, the exposure from these agreements would not be material based on the fair value of the underlying swaps.

In conjunction with the IBKC merger, FHN obtained certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, FHN had recognized $1 million of both assets and liabilities associated with these contracts.

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

FIRST HORIZON CORPORATION	50	3Q21 FORM 10-Q REPORT

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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $93 million of assets and $17 million of liabilities on September 30, 2021, and $200 million of assets and $5 million of liabilities on December 31, 2020. As of September 30, 2021 and December 31, 2020, FHN had received collateral of $221 million and $320 million and posted collateral of $3 million and $34 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $103 million of assets and $20 million of liabilities on September 30, 2021, and $216 million of assets and $17 million of liabilities on December 31, 2020. As of September 30, 2021 and December 31, 2020, FHN had received collateral of $232 million and $343 million and posted collateral of $6 million and $53 million, respectively, in the normal course of business related to these contracts.
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

FIRST HORIZON CORPORATION	51	3Q21 FORM 10-Q REPORT

Note 15 – Derivatives (Continued)
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2021
Interest rate derivative contracts	$408	$—	$408	$(31)	$(217)	$160
Forward contracts	43	—	43	(20)	(4)	19
	$451	$—	$451	$(51)	$(221)	$179

December 31, 2020
Interest rate derivative contracts	$702	$—	$702	$(7)	$(327)	$368
Forward contracts	63	—	63	(14)	(20)	29
	$765	$—	$765	$(21)	$(347)	$397
(a)Included in other assets on the Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, $4 million of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2021
Interest rate derivative contracts	$95	$—	$95	$(31)	$(9)	$55
Forward contracts	35	—	35	(20)	(12)	3
	$130	$—	$130	$(51)	$(21)	$58
December 31, 2020
Interest rate derivative contracts	$60	$—	$60	$(7)	$(31)	$22
Forward contracts	65	—	65	(14)	(51)	—
	$125	$—	$125	$(21)	$(82)	$22
(a)Included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, $17 million and $22 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

FIRST HORIZON CORPORATION	52	3Q21 FORM 10-Q REPORT

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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of September 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
September 30, 2021	$355	$—	$355	$(12)	$(341)	$2
December 31, 2020	380	—	380	—	(379)	1
The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of September 30, 2021 and December 31, 2020:

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2021	$1,299	$—	$1,299	$(12)	$(1,287)	$—
December 31, 2020	1,187	—	1,187	—	(1,187)	—
Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

FIRST HORIZON CORPORATION	53	3Q21 FORM 10-Q REPORT

Note 16 – Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions (Continued)
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$17	$—	$17
Government agency issued MBS	1,097	—	1,097
Government agency issued CMO	1	—	1
Other U.S. government agencies	51	—	51
Government guaranteed loans (SBA and USDA)	133	—	133
Total securities sold under agreements to repurchase	$1,299	$—	$1,299

	December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$284	$—	$284
Government agency issued MBS	616	—	616
Government agency issued CMO	10	—	10
Other U.S. government agencies	151	—	151
Government guaranteed loans (SBA and USDA)	126	—	126
Total securities sold under agreements to repurchase	$1,187	$—	$1,187

FIRST HORIZON CORPORATION	54	3Q21 FORM 10-Q REPORT

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

FIRST HORIZON CORPORATION	55	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$66	$—	$66
Government agency issued MBS	—	276	—	276
Government agency issued CMO	—	238	—	238
Other U.S. government agencies	—	196	—	196
States and municipalities	—	39	—	39
Corporate and other debt	—	504	—	504
Total trading securities	—	1,319	—	1,319
Loans held for sale (elected fair value)	—	277	24	301
Securities available for sale:
U.S. treasuries	—	603	—	603
Government agency issued MBS	—	4,345	—	4,345
Government agency issued CMO	—	2,217	—	2,217
Other U.S. government agencies	—	788	—	788
States and municipalities	—	525	—	525
Interest-only strips (elected fair value)	—	—	16	16
Total securities available for sale	—	8,478	16	8,494
Other assets:
Deferred compensation mutual funds	127	—	—	127
Equity, mutual funds, and other	28	—	—	28
Derivatives, forwards and futures	46	—	—	46
Derivatives, interest rate contracts	—	405	—	405
Derivatives, other	—	2	—	2
Total other assets	201	407	—	608
Total assets	$201	$10,481	$40	$10,722
Trading liabilities:
U.S. treasuries	$—	$222	$—	$222
States and municipalities	—	1	—	1
Corporate and other debt	—	92	—	92
Total trading liabilities	—	315	—	315
Other liabilities:
Derivatives, forwards and futures	35	—	—	35
Derivatives, interest rate contracts	—	95	—	95
Derivatives, other	—	1	16	17
Total other liabilities	35	96	16	147
Total liabilities	$35	$411	$16	$462

FIRST HORIZON CORPORATION	56	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$81	$—	$81
Government agency issued MBS	—	633	—	633
Government agency issued CMO	—	212	—	212
Other U.S. government agencies	—	62	—	62
States and municipalities	—	7	—	7
Corporate and other debt	—	181	—	181
Total trading securities	—	1,176	—	1,176
Loans held for sale (elected fair value)	—	393	12	405
Loans held for investment (elected fair value)	—	—	16	16
Securities available for sale:
U.S. treasuries	—	613	—	613
Government agency issued MBS	—	3,812	—	3,812
Government agency issued CMO	—	2,406	—	2,406
Other U.S. government agencies	—	684	—	684
States and municipalities	—	460	—	460
Corporate and other debt	—	40	—	40
Interest-only strips (elected fair value)	—	—	32	32
Total securities available for sale	—	8,015	32	8,047
Other assets:
Deferred compensation mutual funds	118	—	—	118
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	63	—	—	63
Derivatives, interest rate contracts	—	702	—	702
Derivatives, other	—	4	—	4
Total other assets	206	706	—	912
Total assets	$206	$10,290	$60	$10,556
Trading liabilities:
U.S. treasuries	$—	$307	$—	$307
Government agency issued MBS	—	3	—	3
Corporates and other debt	—	43	—	43
Total trading liabilities	—	353	—	353
Other liabilities:
Derivatives, forwards and futures	71	—	—	71
Derivatives, interest rate contracts	—	60	—	60
Derivatives, other	—	4	14	18
Total other liabilities	71	64	14	149
Total liabilities	$71	$417	$14	$502

FIRST HORIZON CORPORATION	57	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2021 and 2020 on a recurring basis are summarized as follows:

	Three Months Ended September 30, 2021
(Dollars in millions)	Interest- only strips- AFS		Loans held for sale		Net derivative liabilities
Balance on July 1, 2021	$30		$25		$(18)
Total net gains (losses) included in net income	1		—		—
Purchases	—		3		—
Sales	(35)		(8)		—
Settlements	—		—		2
Net transfers into (out of) Level 3	20	(b)	4		—
Balance on September 30, 2021	$16		$24		$(16)
Net unrealized gains (losses) included in net income	$—	(c)	$—	(a)	$—	(d)

	Three Months Ended September 30, 2020
(Dollars in millions)	Trading securities		Interest-only-strips-AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on July 1, 2020	$1		$25		$13		$—	$(19)
Acquired	—		—		—		13	—
Total net gains (losses) included in net income	—		(1)		—		—	—
Purchases	—		—		—		—	—
Sales	—		—		—		(3)	—
Settlements	—		—		(1)		(2)	2
Net transfers into (out of) Level 3	—		9	(b)	—		4	—
Balance on September 30, 2020	$1		$33		$12		$12	$(17)
Net unrealized gains (losses) included in net income	$—	(a)	$1	(c)	$—	(a)	$—	$—	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.

FIRST HORIZON CORPORATION	58	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2021 and 2020, on a recurring basis are summarized as follows:

	Nine Months Ended September 30, 2021
(Dollars in millions)	Interest- only strips- AFS		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16		$(14)
Total net gains (losses) included in net income	5		2		—		(9)
Purchases	—		8		—		—
Sales	(68)		(18)		—		—
Settlements	—		(2)		(2)		7
Net transfers into (out of) Level 3	47	(b)	22	(e)	(14)	(e)	—
Balance on September 30, 2021	$16		$24		$—		$(16)
Net unrealized gains (losses) included in net income	$—	(c)	$2	(a)	$—		$(9)	(d)

	Nine Months Ended September 30, 2020
(Dollars in millions)	Trading securities		Interest-only-strips-AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on January 1, 2020	$1		$19		$14		$—	$(23)
Acquired	—		—		—		13	—
Total net gains (losses) included in net income	—		(4)		1		—	(1)
Purchases	—		5		—		—	—
Sales	—		(8)		—		(3)	—
Settlements	—		—		(3)		(2)	7
Net transfers into (out of) Level 3	—		21	(b)	—		4	—
Balance on September 30, 2020	$1		$33		$12		$12	$(17)
Net unrealized gains (losses) included in net income	$—	(a)	$3	(c)	$1	(a)	$—	$(1)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips - AFS level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on July 1, 2021.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2021 and 2020.

FIRST HORIZON CORPORATION	59	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at September 30, 2021, and December 31, 2020, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

	Carrying value at September 30, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$693	$1	$694
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	86	86
OREO (b)	—	—	6	6
Other assets (c)	—	—	10	10

	Carrying value at December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$508	$1	$509
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	77	77
OREO (b)	—	—	15	15
Other assets (c)	—	—	9	9
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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2021 and 2020:

	Net gains (losses) Three Months Ended September 30,		Net gains (losses) Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Loans held for sale—SBAs and USDA	$(2)	$(2)	$(3)	$(3)
Loans and leases (a)	(9)	(17)	(12)	(31)
OREO (b)	—	—	(1)	—
Other assets (c)	(2)	—	(2)	(1)
	$(13)	$(19)	$(18)	$(35)
(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.

FIRST HORIZON CORPORATION	60	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
For the three and nine months ended September 30, 2021, FHN recognized less than $1 million of fixed asset recoveries and $33 million of fixed asset impairments, respectively, and less than $1 million of leased asset recoveries and $3 million of leased asset impairments, respectively, primarily related to continuing acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.

For the three and nine months ended September 30, 2020, FHN recognized $5 million and $6 million of fixed asset impairments, respectively, and $4 million of leased asset impairments for both periods. These amounts were primarily recognized in the Corporate segment.

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

FIRST HORIZON CORPORATION	61	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Level 3 Measurements

The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of September 30, 2021 and December 31, 2020:

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at September 30, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities - SBA interest-only strips	$16	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	10%	10%
Loans held for sale - residential real estate	$25	Discounted cash flow	Prepayment speeds - First mortgage	4% - 12%	5%
			Foreclosure losses	63% - 65%	64%
			Loss severity trends - First mortgage	1% - 14% of UPB	8%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	8%	8%
Derivative liabilities, other	$16	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	6 - 30 months	21 months
Loans and leases (a)	$86	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$6	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$10	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON CORPORATION	62	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Available for sale securities - SBA interest-only strips	$32	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	15% - 17%	15%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	5% - 15%	5%
			Foreclosure losses	59% - 70%	63%
			Loss severity trends - First mortgage	3% - 19% of UPB	12%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	7% - 8%	7%
Loans held for investment	$16	Discounted cash flow	Constant prepayment rate	0% - 26%	11%
			Constant default rate	0% - 14%	1%
			Loss severity trends	0% - 100%	11%
Derivative liabilities, other	$14	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	3 - 27 months	19 months
Loans and leases (a)	$77	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$15	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$9	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

FIRST HORIZON CORPORATION	63	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
Securities AFS. Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of SBA interest-only strips. Management additionally considers whether the loans underlying related SBA interest-only strips are delinquent, in default or prepaying, and adjusts the fair value down 20 - 100% depending on the length of time in default.

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

Derivative liabilities. In conjunction with pre-2020 sales of Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s derivative liabilities associated with its prior sales of Visa Class B shares. The methodology includes estimation of both the resolution amount for Visa’s Covered Litigation matters as well as the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.
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
Fair Value Option
FHN has elected the fair value option on a prospective basis for substantially all types of mortgage loans originated for sale purposes except for mortgage origination operations which utilize the platform acquired from CBF in 2017. FHN determined that the election reduces certain timing differences and better matches changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.
Repurchased loans relating to mortgage banking operations conducted prior to the IBKC merger are recognized within loans held for sale at fair value at

FIRST HORIZON CORPORATION	64	3Q21 FORM 10-Q REPORT

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

	September 30, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$301	$305	$(4)
Nonaccrual loans	4	7	(3)
Loans 90 days or more past due and still accruing	1	1	—

	December 31, 2020
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$405	$442	$(37)
Nonaccrual loans	2	5	(3)
Loans held for investment reported at fair value:
Total loans	16	17	(1)
Nonaccrual loans	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Changes in fair value included in net income:
Mortgage banking and title income
Loans held for sale	$(3)	$2	$(8)	$3

FIRST HORIZON CORPORATION	65	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
For the three and nine months ended September 30, 2021 and 2020, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that is attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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
Securities available for sale and held to maturity. Valuations of available-for-sale securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include benchmark yields, consensus prepayment speeds, and credit spreads. Trades from similar securities and broker quotes are used to support these valuations.
Interest-only strips are valued at elected fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest-only strip terms. These securities bear the risk of loan prepayment or default that may result in FHN not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed, and may change in the near term.
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

FIRST HORIZON CORPORATION	66	3Q21 FORM 10-Q REPORT

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
Loans held for investment. The fair values of mortgage loans held for investment (other than at fair value option) are estimated using an exit price methodology that is based on present values using the interest rate that would be charged for a similar loan to a borrower with similar risk, weighted for varying maturity dates and adjusted for a liquidity discount based on the estimated time period to complete a sale transaction with a market participant.
Other loans and leases held for investment are valued based on present values using the interest rate that would be charged for a similar instrument to a borrower with similar risk, applicable to each category of instruments, and adjusted for a liquidity discount based on the estimated time period to complete a sale transaction with a market participant.
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
Valuations of other derivatives (primarily interest rate contracts) are based on inputs observed in active markets for similar instruments. Typical inputs include benchmark yields, option volatility and option skew. Starting in October 2020, centrally cleared derivatives are discounted using SOFR as required by clearinghouses. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. For derivative contracts with daily cash margin requirements that are considered settlements, the daily margin amount is netted within derivative assets or liabilities. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as client loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value. The determination of fair value for FHN’s derivative liabilities associated with its prior sales of Visa Class B shares are classified within Level 3 in the fair value measurements disclosure as previously discussed in the unobservable inputs discussion.
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

FIRST HORIZON CORPORATION	67	3Q21 FORM 10-Q REPORT

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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of September 30, 2021 and December 31, 2020, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
Assets and liabilities that are not financial instruments have not been included in the following table. These include the value of long-term relationships with deposit and trust clients, premises and equipment, goodwill and other intangibles, deferred taxes, and certain other assets and other liabilities. Additionally, these measurements are solely for financial instruments as of the measurement date and do not consider the earnings potential of our various business lines. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of FHN.

FIRST HORIZON CORPORATION	68	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,142	$—	$—	$30,972	$30,972
Commercial real estate	12,032	—	—	12,027	12,027
Consumer:
Consumer real estate	10,608	—	—	11,151	11,151
Credit card and other	919	—	—	945	945
Total loans and leases, net of allowance for loan and lease losses	54,701	—	—	55,095	55,095
Short-term financial assets:
Interest-bearing deposits with banks	14,829	14,829	—	—	14,829
Federal funds sold	6	—	6	—	6
Securities purchased under agreements to resell	355	—	355	—	355
Total short-term financial assets	15,190	14,829	361	—	15,190
Trading securities (a)	1,319	—	1,319	—	1,319
Loans held for sale:
Mortgage loans (elected fair value) (a)	301	—	277	24	301
USDA & SBA loans - LOCOM	693	—	696	1	697
Other loans - LOCOM	4	—	4	—	4
Mortgage loans - LOCOM	52	—	—	52	52
Total loans held for sale	1,050	—	977	77	1,054
Securities available for sale (a)	8,494	—	8,478	16	8,494
Securities held to maturity	304	—	303	—	303
Derivative assets (a)	453	46	407	—	453
Other assets:
Tax credit investments	409	—	—	395	395
Deferred compensation mutual funds	127	127	—	—	127
Equity, mutual funds, and other (b)	260	28	—	232	260
Total other assets	796	155	—	627	782
Total assets	$82,307	$15,030	$11,845	$55,815	$82,690
Liabilities:
Defined maturity deposits	$3,920	$—	$3,926	$—	$3,926
Trading liabilities (a)	315	—	315	—	315
Short-term financial liabilities:
Federal funds purchased	814	—	814	—	814
Securities sold under agreements to repurchase	1,299	—	1,299	—	1,299
Other short-term borrowings	111	—	111	—	111
Total short-term financial liabilities	2,224	—	2,224	—	2,224
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	44	44
Secured borrowings	4	—	—	4	4
Junior subordinated debentures	160	—	—	184	184
Other long term borrowings	1,328	—	1,464	—	1,464
Total term borrowings	1,584	—	1,464	279	1,743
Derivative liabilities (a)	147	35	96	16	147
Total liabilities	$8,190	$35	$8,025	$295	$8,355
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $203 million.

FIRST HORIZON CORPORATION	69	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)

	December 31, 2020
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,651	$—	$—	$32,582	$32,582
Commercial real estate	12,033	—	—	12,079	12,079
Consumer:
Consumer real estate	11,483	—	—	11,903	11,903
Credit card and other	1,102	—	—	1,131	1,131
Total loans and leases, net of allowance for loan and lease losses	57,269	—	—	57,695	57,695
Short-term financial assets:
Interest-bearing deposits with banks	8,351	8,351	—	—	8,351
Federal funds sold	65	—	65	—	65
Securities purchased under agreements to resell	380	—	380	—	380
Total short-term financial assets	8,796	8,351	445	—	8,796
Trading securities (a)	1,176	—	1,176	—	1,176
Loans held for sale:
Mortgage loans (elected fair value) (a)	405	—	393	12	405
USDA & SBA loans - LOCOM	509	—	511	1	512
Other loans - LOCOM	31	—	31	—	31
Mortgage loans - LOCOM	77	—	—	77	77
Total loans held for sale	1,022	—	935	90	1,025
Securities available for sale (a)	8,047	—	8,015	32	8,047
Securities held to maturity	10	—	—	10	10
Derivative assets (a)	769	63	706	—	769
Other assets:
Tax credit investments	400	—	—	371	371
Deferred compensation mutual funds	118	118	—	—	118
Equity, mutual funds, and other (b)	288	25	—	263	288
Total other assets	806	143	—	634	777
Total assets	$77,895	$8,557	$11,277	$58,461	$78,295
Liabilities:
Defined maturity deposits	$5,070	$—	$5,083	$—	$5,083
Trading liabilities (a)	353	—	353	—	353
Short-term financial liabilities:
Federal funds purchased	845	—	845	—	845
Securities sold under agreements to repurchase	1,187	—	1,187	—	1,187
Other short-term borrowings	166	—	166	—	166
Total short-term financial liabilities	2,198	—	2,198	—	2,198
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	45	45
Secured borrowings	15	—	—	15	15
Junior subordinated debentures	238	—	—	223	223
Other long term borrowings	1,326	—	1,455	—	1,455
Total term borrowings	1,670	—	1,455	330	1,785
Derivative liabilities (a)	149	71	64	14	149
Total liabilities	$9,440	$71	$9,153	$344	$9,568
(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $61 million and FRB stock of $202 million.

FIRST HORIZON CORPORATION	70	3Q21 FORM 10-Q REPORT

Note 17 – Fair Value of Assets and Liabilities (Continued)
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2021 and December 31, 2020:

	Contractual Amount		Fair Value
(Dollars in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Unfunded Commitments:
Loan commitments	$23,279	$20,796	$1	$2
Standby and other commitments	749	751	8	6

FIRST HORIZON CORPORATION	71	3Q21 FORM 10-Q REPORT

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

FIRST HORIZON CORPORATION	72	3Q21 FORM 10-Q REPORT

General Information

INTRODUCTION
First Horizon Corporation (FHN) is a financial holding company headquartered in Memphis, Tennessee. FHN provides diversified financial services primarily through its principal subsidiary, First Horizon Bank. First Horizon Bank's principal divisions and subsidiaries operate under the brands of First Horizon Bank, IBERIABANK, First Horizon Advisors, and FHN Financial. FHN offers regional banking, mortgage lending, title insurance, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management and capital market services through the First Horizon family of companies. FHN Financial, which operates partly through a division of First Horizon Bank and partly through subsidiaries, is an industry leader in fixed income sales, trading, and strategies for institutional clients in the U.S. and abroad. First Horizon Bank currently has approximately 430 banking centers in 12 states and FHN Financial has 29 offices in 18 states across the U.S. In addition, FHN has 29 title services offices in three states and 15 stand-alone mortgage lending offices in seven states.
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
On September 1, 2021, FHN announced that in the wake of widespread devastation caused by Hurricane Ida and to prioritize the safety and welfare of its associates, clients and communities, it would postpone the IBERIABANK operating system conversion and rebranding originally planned for October 2021 until first quarter of 2022. As a result, FHN now expects to achieve its targeted $200 million of pre-tax annualized merger cost saves by the fourth quarter of 2022.
Banking Center Optimization
Banking clients’ utilization of digital capabilities to transact and purchase products and services has been on the rise, and the impact of the COVID-19 pandemic has accelerated this trend. In connection with the IBKC merger and the related impact of the pandemic, FHN conducted a comprehensive analysis of its enterprise-wide digital platforms and its banking center network. As a result, FHN determined that it was prudent to accelerate banking center closures in certain markets, resulting in the closure of 52 banking centers in July 2021 and 10 banking centers in October 2021. As a result of the postponement of the IBERIABANK conversion, 10 additional banking centers that were originally expected to close in fourth quarter 2021 are now expected to close in first quarter 2022.

Financial Summary

Third Quarter 2021 Highlights
Third quarter 2021 net income available to common shareholders was $224 million, or $0.41 per diluted share, compared to $295 million, or $0.53 per diluted share, in second quarter 2021 and $523 million, or $0.95 per diluted share, in third quarter 2020.
Net interest income of $492 million declined $5 million from second quarter 2021 as the impacts of a reduction in net merger-related and PPP loan portfolio benefits and lower rates and spread tightening were partially offset by improvements in deposit pricing and commercial loan growth excluding PPP loans. Compared to third quarter 2020, net interest income decreased $40 million, or 8%, driven by both lower average loan and lease balances and the effect of lower interest rates and spreads.
Provision for credit losses was a benefit of $85 million in third quarter 2021 compared to a benefit of $115 million in second quarter 2021 and expense of $227 million in third quarter 2020, largely reflecting further improvement in the macroeconomic outlook and positive loan portfolio credit grade migration from the prior year.
Noninterest income of $247 million decreased $38 million compared to second quarter 2021, largely as a result of a $23 million loss on debt extinguishment related to the redemption of legacy IBKC trust preferred securities and expected declines in fixed

FIRST HORIZON CORPORATION	73	3Q21 FORM 10-Q REPORT

income and mortgage banking and title fees. Compared with third quarter 2020, noninterest income decreased $576 million largely driven by the $532 million purchase accounting gain related to the IBKC merger in 2020, the $23 million loss on debt extinguishment in 2021, and declines in fixed income and mortgage banking and title fees.
Noninterest expense of $526 million increased $28 million from second quarter 2021, partially driven by a $14 million increase in merger integration expenses. Results were also impacted by higher costs related to investments in new systems and from markets reopening. Compared with third quarter 2020, noninterest expense decreased $61 million largely driven by a $55 million decline in merger and acquisition-related expenses. Merger and acquisition-related expenses were $46 million for the third quarter of 2021 compared to $32 million in second quarter 2021 and $101 million in third quarter 2020.
Year-to-Date and Period End Highlights
For the nine months ended September 30, 2021, net income available to common shareholders was $743 million, or $1.34 per diluted share, compared to $588 million, or $1.50 per diluted share, for the nine months ended September 30, 2020, primarily driven by the impact of the IBKC merger and a reduction in provision for credit losses, partially offset by lower noninterest income tied to the purchase accounting gain from the IBKC merger in third quarter 2020.
Period-end loans and leases of $55.4 billion decreased $2.8 billion, or 5%, from December 31,
2020 largely driven by a $2.0 billion decrease in PPP loans. Average loans and leases of $55.5 billion in third quarter 2021 decreased $4.6 billion from $60.1 billion in third quarter 2020 driven by a decline in PPP and consumer real estate loans.
Period-end deposits of $74.3 billion increased $4.3 billion, or 6%, from December 31, 2020, while average deposits of $73.7 billion in third quarter 2021 increased from $67.1 billion in third quarter 2020, largely reflecting growth in noninterest-bearing deposits from the impact of government stimulus payments, partially offset by a decline in time deposits.
Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2021 were 11.24% and 12.64%, improved from 10.74% and 12.57% at December 31, 2020, respectively. The CET1 ratio was 10.09% at September 30, 2021 compared to 9.68% at December 31, 2020.
The following portions of this MD&A focus in more detail on the results of operations for the three and nine months ended September 30, 2021, the three months ended June 30, 2021, and the three and nine months ended September 30, 2020 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding resources, capital and other matters.

FIRST HORIZON CORPORATION	74	3Q21 FORM 10-Q REPORT

Table 1 - Key Performance Indicators

	As of or for the three months ended			As of or for the nine months ended
(Dollars in millions, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pre-provision net revenue (a)	$213	$284	$768	$758	$1,134
Diluted earnings per common share	$0.41	$0.53	$0.95	$1.34	$1.50
Return on average assets (b)	1.05%	1.42%	2.63%	1.20%	1.41%
Return on average common equity (c)	11.43%	15.45%	28.49%	12.96%	14.18%
Return on average tangible common equity (a) (d)	14.95%	20.36%	37.75%	17.06%	20.13%
Net interest margin (e)	2.40%	2.47%	2.84%	2.50%	2.93%
Noninterest income to total revenue (f)	33.34%	35.49%	60.75%	35.33%	51.41%
Efficiency ratio (g)	71.27%	64.61%	43.31%	67.75%	51.56%
Allowance for loan and lease losses to total loans and leases	1.32%	1.44%	1.65%	1.32%	1.65%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.02%	(0.07)%	0.44%	—%	0.22%
Total period-end equity to period-end assets	9.64%	9.74%	9.81%	9.64%	9.81%
Tangible common equity to tangible assets (a)	6.80%	6.87%	6.78%	6.80%	6.78%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.45
Book value per common share	$14.24	$14.07	$13.30	$14.24	$26.46
Tangible book value per common share (a)	$10.88	$10.74	$9.92	$10.88	$22.42
Common equity Tier 1	10.09%	10.28%	9.15%	10.09%	9.15%
Market capitalization	$8,827	$9,519	$5,232	$8,827	$5,232
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
The following tables present the average balance sheets and the major components of net interest income and net interest margin.

FIRST HORIZON CORPORATION	75	3Q21 FORM 10-Q REPORT

Table 2—Consolidated Average Balance Sheets, Net Interest Income and Yields/Rates

	Three Months Ended
(Dollars in millions)	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$43,741	$372	3.37%	$44,890	$380	3.39%	$46,465	$419	3.59%
Consumer loans	11,767	112	3.81	11,939	118	3.99	13,653	141	4.11
Total loans and leases	55,508	484	3.46	56,829	498	3.52	60,118	560	3.70
Loans held for sale	992	8	3.25	734	7	3.94	985	8	3.36
Investment securities	8,494	31	1.48	8,401	29	1.39	8,590	26	1.21
Trading securities	1,171	6	2.07	1,322	7	2.03	1,194	6	2.08
Federal funds sold	13	—	0.18	38	—	0.13	96	—	0.14
Securities purchased under agreements to resell (a)	574	—	(0.04)	610	—	(0.07)	404	—	0.02
Interest-bearing deposits with banks	15,023	6	0.16	13,051	3	0.10	3,615	1	0.09
Total earning assets / Total interest income	$81,775	$535	2.60%	$80,985	$544	2.70%	$75,002	$601	3.19%
Cash and due from banks	1,263			1,267			1,028
Goodwill and other intangible assets, net	1,829			1,843			1,794
Allowance for loan and lease losses	(793)			(884)			(980)
Other assets	4,327			4,348			4,839
Total assets	$88,401			$87,559			$81,683

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$27,793	$9	0.12%	$27,238	$11	0.16%	$25,648	$25	0.38%
Other interest-bearing deposits	15,333	5	0.12	16,029	6	0.15	14,771	7	0.20
Time deposits	4,122	6	0.62	4,487	7	0.65	5,783	10	0.72
Total interest-bearing deposits	47,248	20	0.17	47,754	24	0.20	46,202	42	0.36
Federal funds purchased	906	—	0.14	1,006	—	0.10	833	—	0.10
Securities sold under agreements to repurchase	1,422	1	0.20	1,116	1	0.20	1,503	1	0.23
Trading liabilities	527	1	1.11	560	2	1.17	360	1	0.77
Other short-term borrowings	124	1	1.49	126	—	1.34	132	—	0.48
Term borrowings	1,665	18	4.39	1,672	18	4.38	2,172	22	3.98
Total interest-bearing liabilities / Total interest expense	$51,892	$41	0.31%	$52,234	$45	0.34%	$51,202	$66	0.51%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	26,485			25,404			20,904
Other liabilities	1,447			1,462			1,505
Total liabilities	79,824			79,100			73,611

Shareholders' equity	8,282			8,164			7,777
Noncontrolling interest	295			295			295
Total shareholders' equity	8,577			8,459			8,072
Total liabilities and shareholders' equity	$88,401			$87,559			$81,683

Net earnings assets / Net interest income (TE) / Net interest spread	$29,883	$494	2.29%	$28,751	$499	2.36%	$23,800	$535	2.68%
Taxable equivalent adjustment		(2)	0.11		(2)	0.11		(3)	0.16
Net interest income / Net interest margin (b)		$492	2.40%		$497	2.47%		$532	2.84%
(a) Negative yield for all periods is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

FIRST HORIZON CORPORATION	76	3Q21 FORM 10-Q REPORT

Third Quarter 2021 versus Second Quarter 2021
Net interest income in third quarter 2021 decreased $5 million from second quarter 2021 as the impacts of a reduction in net merger-related and PPP loan portfolio benefits and lower rates and spread tightening were partially offset by improvements in deposit pricing and non-PPP commercial loan growth.
The net interest margin of 2.40% in third quarter 2021 decreased 7 basis points from second quarter 2021 primarily due to an increase in excess cash and tighter loan spreads, partially offset by lower deposit costs.
Average earning assets of $81.8 billion in third quarter 2021 increased $790 million from second quarter 2021 largely due to a $2.0 billion increase in interest-bearing cash which was partially offset by a $1.3 billion decrease in loans and leases.
Third Quarter 2021 versus Third Quarter 2020
Net interest income decreased $40 million from third quarter 2020 to $492 million in third quarter 2021 driven by both lower average loan and lease balances and the effect of lower interest rates and spreads.
Third quarter 2021 net interest margin decreased 44 basis points from 2.84% in third quarter 2020, driven by the impact of lower interest earning asset yields from a decline in short-term interest rates and greater levels of excess cash.
Average earning assets increased $6.8 billion in third quarter 2021 from $75.0 billion in the third quarter 2020, primarily driven by higher levels of interest-bearing cash.

FIRST HORIZON CORPORATION	77	3Q21 FORM 10-Q REPORT

Table 3—Consolidated YTD Average Balance Sheets, Net Interest Income and Yields/Rates

	Nine Months Ended
	September 30, 2021			September 30, 2020
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$44,771	$1,135	3.38%	$32,637	$921	3.76%
Consumer loans	12,072	357	3.98	8,967	278	4.13
Total loans and leases	56,843	1,492	3.51	41,604	1,199	3.84
Loans held for sale	856	22	3.41	770	22	3.77
Investment securities	8,406	88	1.43	5,876	78	1.80
Trading securities	1,303	20	2.02	1,481	28	2.55
Federal funds sold	32	—	0.13	45	—	0.23
Securities purchased under agreements to resell (a)	580	—	(0.08)	537	2	0.56
Interest-bearing deposits with banks	12,468	11	0.12	1,934	3	0.19
Total earning assets / Total interest income	$80,488	$1,633	2.72%	$52,247	$1,332	3.40%
Cash and due from banks	1,260			734
Goodwill and other intangible assets, net	1,843			1,637
Premises and equipment, net	724			550
Allowance for loan and lease losses	(875)			(604)
Other assets	3,691			3,246
Total assets	$87,131			$57,810

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$27,468	$31	0.15%	$17,325	$64	0.49%
Other interest-bearing deposits	15,617	17	0.14	10,937	25	0.30
Time deposits	4,479	19	0.58	3,998	33	1.12
Total interest-bearing deposits	47,564	67	0.19	32,260	122	0.50
Federal funds purchased	969	1	0.11	872	3	0.42
Securities sold under agreements to repurchase	1,229	2	0.21	1,099	4	0.54
Trading liabilities	535	4	1.01	487	5	1.36
Other short-term borrowings	130	1	1.27	789	5	0.92
Term borrowings	1,669	55	4.39	1,466	44	3.97
Total interest-bearing liabilities / Total interest expense	$52,096	$130	0.33%	$36,973	$183	0.66%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	25,070			8,943
Other liabilities	1,503			5,823
Total liabilities	78,669			51,739

Shareholders' equity	8,167			5,776
Noncontrolling interest	295			295
Total shareholders' equity	8,462			6,071
Total liabilities and shareholders' equity	$87,131			$57,810

Net earnings assets / Net interest income (TE) / Net interest spread	$28,392	$1,503	2.39%	$15,274	$1,149	2.74%
Taxable equivalent adjustment		(7)	0.11		(9)	0.19
Net interest income / Net interest margin (b)		$1,496	2.50%		$1,140	2.93%
(a) 2021 yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

FIRST HORIZON CORPORATION	78	3Q21 FORM 10-Q REPORT

For the nine months ended September 30, 2021, net interest income of $1.5 billion increased $356 million from the same period one year ago driven by a $13.1 billion increase in net earning assets primarily driven by the IBKC merger and Truist branch acquisition in third quarter 2020. Results also reflect the impact of lower interest-earning asset yields and spreads in addition to deposit pricing discipline. The year-to-date 2021 net interest margin decreased 43 basis points from the year ago period largely as the impact of lower loan yields and significantly higher levels of excess cash was partially offset by a reduction in deposit costs.

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
For the third quarter 2021, provision for credit losses was a benefit of $85 million compared to a benefit of $115 million in second quarter 2021, largely reflecting continued improvement in the overall macroeconomic outlook and positive credit grade migration. The provision for credit losses decreased $312 million from third quarter 2020 and decreased $747 million on a year-to-date basis, driven by an improvement in the overall macroeconomic outlook, positive credit grade migration and lower loan balances. Provision during 2020 was unfavorably impacted by deterioration in the economic forecast attributable to the effects of the COVID-19 pandemic and additional provision related to acquired non-PCD loans.
For additional information about general asset quality trends, refer to the Loans and Leases Portfolio Composition section in this MD&A.

Noninterest Income

The following table presents the significant components of noninterest income for each of the periods presented:

Table 4 - Noninterest Income

	Three Months Ended			3Q21 vs. 2Q21		3Q21 vs. 3Q20
(Dollars in millions)	September 30, 2021	June 30, 2021	September 30, 2020	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$96	$102	$111	$(6)	(6)%	$(15)	(13)%
Deposit transactions and cash management	44	44	42	—	—%	2	5%
Mortgage banking and title income	34	38	66	(4)	(11)%	(32)	48%
Brokerage, management fees and commissions	24	21	18	3	14%	6	33%
Bankcard income	15	15	10	—	—%	5	50%
Trust services and investment management	13	14	12	(1)	(7)%	1	8%
Securities gains (losses), net	1	11	(1)	(10)	(91)%	2	NM
Purchase accounting gain	—	(2)	532	2	100%	(532)	(100)%
Loss on debt extinguishment	(23)	—	—	(23)	(100)%	(23)	(100)%
Other income	43	42	33	1	2%	10	30%
Total noninterest income	$247	$285	$823	$(38)	(13)%	$(576)	(70)%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful

Noninterest income of $247 million decreased $38 million, or 13%, from second quarter 2021 largely driven by a $23 million loss on the retirement of legacy IBKC trust preferred securities and lower securities gains. In the second quarter 2021, securities gains of $11 million were recognized primarily related to a legacy IBKC equity investment.

Fixed income revenues, while declining $6 million, or 6%, compared to second quarter results, reflected a

FIRST HORIZON CORPORATION	79	3Q21 FORM 10-Q REPORT

continued favorable operating environment including elevated liquidity and weak loan demand among depository customers. Revenue from other products remained steady at $11 million for the third quarter 2021 compared to second quarter 2021. Fixed income average daily revenue of $1.3 million decreased modestly in third quarter 2021 compared to $1.4 million in second quarter 2021.

Mortgage banking and title income decreased $4 million, or 11%, reflecting overall lower origination volumes, an intentional shift in origination mix toward portfolio loans and lower gain on sale spreads.
Compared to third quarter 2020, noninterest income decreased $576 million, largely driven by the purchase accounting gain from the IBKC merger in third quarter 2020 and a $23 million loss on retirement of legacy IBKC trust preferred securities in third quarter 2021.

Fixed income decreased $15 million, or 14%, compared to third quarter 2020, reflecting slightly less favorable market conditions. Revenue from other products remained consistent when comparing the periods. Fixed income average daily revenue of $1.3 million decreased from $1.5 million in third quarter 2020.
Mortgage banking and title income decreased $32 million compared to third quarter 2020, reflecting overall lower origination volumes, an intentional shift in origination mix toward portfolio loans and lower gain on sale spreads.
The following table presents the significant components of noninterest income for the year-to-date periods presented:

Table 5 - Noninterest Income - YTD

	Nine Months Ended
(Dollars in millions)	September 30, 2021	September 30, 2020	$ Change	% Change
Noninterest income:
Fixed income	$324	$319	$5	2%
Deposit transactions and cash management	130	103	27	26%
Mortgage banking and title income	126	72	54	75%
Brokerage, management fees and commissions	65	47	18	38%
Bankcard income	40	24	16	67%
Trust services and investment management	39	27	12	44%
Securities gains (losses), net	12	(3)	15	NM
Purchase accounting gain	(1)	532	(533)	(100)%
Loss on debt extinguishment	(23)	—	(23)	(100)%
Other income	117	83	34	41%
Total noninterest income	$829	$1,204	$(375)	(31)%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful
For the nine months ended September 30, 2021, noninterest income of $829 million decreased $375 million, or 31%, compared to the same period in 2020, driven by the purchase accounting gain from the IBKC merger in 2020 and the $23 million loss on debt extinguishment in 2021. These decreases were partially offset by higher fee income largely driven by the impact of the IBKC merger.
Deferred compensation income (included in other income) increased $11 million for the year-to-date period of 2021 largely driven by equity market valuations relative to the prior year.

FIRST HORIZON CORPORATION	80	3Q21 FORM 10-Q REPORT

Noninterest Expense

The following tables present the significant components of noninterest expense for each of the periods presented:

Table 6 - Noninterest Expense

	Three Months Ended			3Q21 vs. 2Q21		3Q21 vs. 3Q20
(Dollars in millions)	September 30, 2021	June 30, 2021	September 30, 2020	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$296	$306	$329	$(10)	(3)%	$(33)	(10)%
Net occupancy expense	33	33	39	—	—%	(6)	(15)%
Computer software	30	30	26	—	—%	4	15%
Operations services	24	19	16	5	26%	8	50%
Legal and professional fees	21	16	43	5	31%	(22)	(51)%
Contract employment and outsourcing	21	13	6	8	62%	15	250%
Amortization of intangible assets	14	14	15	—	—%	(1)	(7)%
Equipment expense	12	12	12	—	—%	—	—%
Communications and delivery	9	10	10	(1)	(10)%	(1)	(10)%
Contributions	6	3	39	3	100%	(33)	(85)%
Other expense	60	42	52	18	43%	8	15%
Total noninterest expense	$526	$498	$587	$28	6%	$(61)	(10)%
Certain previously reported amounts have been reclassified to agree with current presentation.
NM – Not meaningful
Compared to second quarter 2021, noninterest expense of $526 million increased $28 million, or 6%, largely driven by a $14 million increase in merger and acquisition-related expense. Contract employment and outsourcing expense also increased compared to the prior quarter driven by higher contractor costs tied to investments in new systems. The increase in other expense was driven by an increase in advertising, fraud costs and travel and entertainment expense.
Noninterest expense decreased $61 million, or 10%, compared to third quarter 2020 largely driven by a $55 million decrease in merger and acquisition-
related expense. The decline in contributions expense was reflective of a $20 million contribution to establish the First Horizon Louisiana Foundation (included in merger and acquisition-related expense) and a $15 million donation of PPP fees to the First Horizon Foundation to assist low- and moderate-income communities in third quarter 2020.
Total merger and acquisition-related expense was $46 million in third quarter 2021 compared to $32 million in second quarter 2021 and $101 million in third quarter 2020.

FIRST HORIZON CORPORATION	81	3Q21 FORM 10-Q REPORT

Table 7 - Noninterest Expense-YTD

	Nine Months Ended
(Dollars in millions)	September 30, 2021	September 30, 2020	$ Change	% Change
Noninterest expense:
Personnel expense	$920	$713	$207	29%
Net occupancy expense	103	80	23	29%
Computer software	87	58	29	50%
Operations services	59	39	20	51%
Legal and professional fees	52	65	(13)	(20)%
Contract employment and outsourcing	47	16	31	194%
Amortization of intangible assets	42	25	17	68%
Equipment expense	35	29	6	21%
Communications and delivery	28	21	7	33%
Contributions	12	40	(28)	(70)%
Other expense	182	124	58	47%
Total noninterest expense	$1,567	$1,210	$357	30%

For the nine months ended September 30, 2021, noninterest expense increased $357 million, or 30%, primarily attributable to the impact of the IBKC merger and Truist branch acquisition.
In addition to the impact of the merger and branch acquisition, the increase in personnel expense also reflects an increase in revenue-based compensation and an increase in deferred compensation expense driven by equity market valuations.
Legal and professional fees decreased $13 million driven by a $23 million decline in merger and acquisition expense offset by higher costs from the impact of the IBKC merger.
The decline in contributions expense is reflective of the $35 million in contributions made in 2020 mentioned above, partially offset by an increase in other tax credit-related contributions.
Other expense in 2021 included $36 million in merger and acquisition expense tied to asset impairments primarily related to continuing acquisition integration efforts associated with reduction of leased office space and banking center optimization.
Total merger and acquisition expense was $147 million in the first nine months of 2021 compared to $121 million for the same period of 2020.
Income Taxes
FHN recorded income tax expense of $63 million in third quarter 2021, compared to $88 million in second quarter 2021 and $2 million in third quarter 2020. For the nine months ended September 30, 2021 and 2020, FHN recorded income tax expense of $222 million and $20 million, respectively. The effective tax rate was approximately 21.1%, 22.0%, and 0.4% for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively. The effective tax rate was approximately 22.1% and 3.1% for the nine months ended September 30, 2021 and September 30, 2020, respectively. The lower effective tax rate in 2020 was the result of the purchase accounting gain from the IBKC merger, which was not included in taxable income, coupled with higher provision for credit losses expense in 2020, which reduced taxable income compared with 2021.
FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and tax credits and other tax benefits from tax credit investments. The effective rate is unfavorably affected by the non-deductibility of portions of: FDIC premium, executive compensation and merger expenses. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations.
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of

FIRST HORIZON CORPORATION	82	3Q21 FORM 10-Q REPORT

September 30, 2021, FHN’s gross DTA and gross DTL were $422 million and $363 million, respectively, resulting in a net DTA of $59 million at September 30, 2021, compared with a net DTA of less than $1 million at December 31, 2020.
As of September 30, 2021, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $38 million and $8 million, respectively, which will expire at various dates.
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
Regional Banking
The Regional Banking segment generated pre-tax income of $307 million for third quarter 2021, a decrease of $54 million compared to second quarter 2021, largely driven by a $36 million decline in provision for credit losses benefit. Results also reflect a $23 million increase in noninterest expense largely tied to higher contract employment and outsourcing and advertising expense.
Pre-tax income for third quarter 2021 increased $257 million compared to $50 million for third quarter 2020 largely driven by lower provision for credit losses expense reflecting improvement in the macroeconomic outlook and positive credit grade migration. The provision for credit losses benefit was $52 million compared to expense of $194 million for third quarter 2020.
The Regional Banking segment generated pre-tax income of $955 million for the nine months ended September 30, 2021 compared to $59 million for the same period of 2020, reflecting the impact of the IBKC merger and a decrease in the provision for credit losses resulting from improvement in the macroeconomic outlook and positive credit grade migration.
Specialty Banking
The Specialty Banking segment generated pre-tax income of $188 million for third quarter 2021 compared to $177 million for second quarter 2021. Results reflect higher provision for credit losses benefit of $12 million and lower noninterest expense of $6 million, partially offset by lower revenue of $7 million. The decline in revenue was primarily attributable to expected declines in fixed income and mortgage banking and title fees. Fixed income revenues, while declining $6 million, or 6%, compared to second quarter results, reflected a continued favorable operating environment including elevated liquidity and weak loan demand among depository customers. Mortgage banking and title income decreased $5 million reflecting overall lower origination volumes, an intentional shift in origination mix toward portfolio loans and lower gain on sale spreads.

Pre-tax income of $188 million in the Specialty Banking segment increased $18 million for third quarter 2021 compared to third quarter 2020 largely driven by lower provision for credit losses partially offset by lower revenue. The decline in revenue was primarily attributable to declines in mortgage banking and title fees and fixed income.

Pre-tax income of $560 million for the nine months ended September 30, 2021 increased $215 million compared to the same period of 2020, largely driven by the impact of the IBKC merger and a decrease in the provision for credit losses resulting from improvement in the macroeconomic outlook and positive credit grade migration.

Corporate

The Corporate segment generated pre-tax loss of $197 million for third quarter 2021 compared to $139 million for second quarter 2021, reflecting a decline in revenue primarily resulting from a $23 million loss on retirement of legacy IBKC trust

FIRST HORIZON CORPORATION	83	3Q21 FORM 10-Q REPORT

preferred securities and lower securities gains of $10 million. Results also reflect an increase in noninterest expense of $11 million primarily tied to merger and integration-related costs.

Pre-tax loss in the Corporate segment was $197 million compared to pre-tax income of $321 for third quarter 2020, largely a result of the $532 million purchase accounting gain from the IBKC merger in third quarter 2020. Results also reflect a decrease in noninterest expense of $64 million primarily tied to merger and integration-related costs, an increase in net interest expense of $29 million and a $23 million loss on retirement of legacy IBKC trust preferred securities recorded in other noninterest income.
Pre-tax loss for the nine months ended September 30, 2021 was $512 million compared to pre-tax income of $228 million for the same period of 2020. Results for the year-to-date period reflect a decline in revenue largely tied to the IBKC merger purchase accounting gain in 2020, a $169 million decrease in net interest income resulting from the impact of funds transfer pricing, and a $23 million loss on legacy IBKC trust preferred securities in 2021. In addition, noninterest expense increased $63 million largely attributable to merger and integration-related costs.

Financial Condition

Total period-end assets were $88.5 billion as of September 30, 2021 compared to $84.2 billion at December 31, 2020. Asset growth during 2021 was driven by a $6.5 billion increase in cash and due from banks from deposit growth, offset by a $2.8 billion decrease in loans and leases.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases decreased $2.8 billion, or 5% to $55.4 billion as of September 30, 2021 from $58.2 billion on December 31, 2020, driven by a $1.7 billion decrease in commercial loans primarily tied to a $2.0 billion decrease in PPP loans offset by other C&I growth and a $1.1 billion decrease in consumer loans. Average loans and leases decreased to $55.5 billion in third quarter 2021 compared to $56.8 billion in second quarter 2021 and $60.1 billion in third quarter 2020 primarily from a decline in PPP loans and consumer real estate loan activity.
The following table provides detail regarding FHN's loans and leases as of September 30, 2021 and December 31, 2020.
Table 8—Loans and Leases

	As of September 30, 2021		As of December 31, 2020
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$31,516	57%	$33,104	57%	(5)%
Commercial real estate	12,194	22	12,275	21	(1)
Total commercial	43,710	79	45,379	78	(4)
Consumer:
Consumer real estate	10,787	19	11,725	20	(8)
Credit card and other	938	2	1,128	2	(17)
Total consumer	11,725	21	12,853	22	(9)
Total loans and leases	$55,435	100%	$58,232	100%	(5)%
(a)Includes equipment financing loans and leases.

C&I loans are the largest component of the loan portfolio, comprising 57% of total loans at the end of the third quarter 2021 and year-end 2020. C&I loans decreased 5% from December 31, 2020, largely driven by a decrease in PPP loans. Commercial real

FIRST HORIZON CORPORATION	84	3Q21 FORM 10-Q REPORT

estate loans decreased slightly in third quarter 2021 driven by lower Specialty Banking loans.
Total consumer loans decreased 9% from year-end 2020 to $11.7 billion as of September 30, 2021, largely driven by paydowns in real estate installment loans and home equity lines of credit, primarily within the Regional Banking segment.

Loans Held for Sale
In 2020, FHN obtained IBKC's mortgage banking operations which includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. For further detail, see Note 6 - Mortgage Banking Activity.
The legacy FHN loans HFS portfolio consists of small business, other consumer loans, mortgage warehouse, USDA, student, and home equity loans.
On September 30, 2021 and December 31, 2020, loans HFS were $1.1 billion and $1.0 billion, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million at both September 30, 2021 and December 31, 2020.

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
FHN has a concentration of residential real estate loans (19% of total loans at September 30, 2021). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2020 in the Loan Portfolio Composition discussion in the Asset Quality Section. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2021 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2020.

Commercial Loan and Lease Portfolios
C&I
The C&I portfolio totaled $31.5 billion as of September 30, 2021 and $33.1 billion as of December 31, 2020 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, PPP loans, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
A $2.0 billion decrease in PPP loans drove the total decrease from December 31, 2020. Excluding PPP loans, C&I loan growth was $447 million, or 2%. The largest geographical concentrations of balances in the C&I portfolio as of September 30, 2021 were in Tennessee (20%), Florida (12%), Texas (10%), Louisiana (7%), North Carolina (7%), California (7%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2021, and December 31, 2020. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

FIRST HORIZON CORPORATION	85	3Q21 FORM 10-Q REPORT

Table 9 — C&I Loan Portfolio by Industry

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$5,139	16%	$5,404	16%
Finance and insurance	3,202	10	3,130	10
Real estate rental and leasing (a)	2,628	8	2,365	7
Health care and social assistance	2,387	8	2,689	8
Accommodation and food service	2,339	8	2,303	7
Wholesale trade	1,985	6	2,079	6
Manufacturing	1,968	6	1,907	6
Retail trade	1,420	5	1,531	5
Energy	1,334	4	1,686	5
Other (professional, construction, transportation, etc.) (b)	9,114	29	10,010	30
Total C&I loan portfolio	$31,516	100%	$33,104	100%
(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of September 30, 2021.

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 26% of FHN’s C&I loan portfolio as of September 30, 2021, and as a result could be affected by items that uniquely impact the financial services industry. As of September 30, 2021, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 16% of the C&I portfolio as of both September 30, 2021 and December 31, 2020. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, new loan originations to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In third quarter 2021, 56% of the loan originations were home purchases and 44% were refinance transactions. On a year-to-date basis, approximately 54% of originations were refinance transactions.

Finance and Insurance
The finance and insurance component represented 10% of the C&I portfolio as of September 30, 2021 and December 31, 2020, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2021, asset-based lending to consumer finance companies represents approximately $1.4 billion of the finance and insurance component.
Paycheck Protection Program
In 2020, Congress created the Paycheck Protection Program (PPP) in response to the economic disruption associated with the COVID-19 pandemic. Under the PPP, qualifying businesses may receive loans from private lenders, such as FHN, that are fully guaranteed by the Small Business Administration. These loans potentially are partly or fully forgivable, depending upon the borrower’s use of the funds and maintenance of employment levels. To the extent forgiven, the borrower is relieved from payment while the lender is still paid from the program.
The C&I portfolio as of September 30, 2021 includes 17,865 loans made under the PPP with an aggregate principal balance of $2.0 billion, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of September 30, 2021, and FHN has

FIRST HORIZON CORPORATION	86	3Q21 FORM 10-Q REPORT

assigned a risk weight of zero to PPP loans for regulatory capital purposes.

For these loans, there are remaining net lender fees of approximately $43 million to be paid to FHN as of September 30, 2021. During 2021, FHN continues to work with its clients that have applied for and received PPP loan forgiveness. Through September 30, 2021, approximately $4 billion of the original $6 billion in PPP loans originated by FHN and IBERIABANK prior to acquisition have been forgiven by the SBA.
Commercial Real Estate
The CRE portfolio totaled $12.2 billion as of September 30, 2021 and $12.3 billion as of December 31, 2020. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of September 30, 2021 were in Florida (27%), Louisiana (12%), North Carolina (11%), Texas (11%), Tennessee (9%), and Georgia (8%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (26%), office (23%), retail (19%), industrial (12%), hospitality (11%), land/land development (2%), and other (7%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $10.8 billion and $11.7 billion as of September 30, 2021 and December 31, 2020, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of September 30, 2021 were in Florida (32%), Tennessee (24%), Louisiana (10%), North Carolina (8%), and Texas (6%). No other state represented more than 5% of the portfolio.
As of September 30, 2021, approximately 87% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 754 and the refreshed FICO scores averaged 763 as of September 30, 2021, no significant change from FICO scores of 753 and 763, respectively, as of December 31, 2020. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of September 30, 2021 and December 31, 2020, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $23 million and $36 million, respectively.
HELOCs comprised $2.0 billion and $2.4 billion of the consumer real estate portfolio as of September 30, 2021 and December 31, 2020, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2021, approximately 88% of FHN's HELOCs were in the draw period compared to 87% at December 31, 2020. It is expected that $428 million, or 24%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.

FIRST HORIZON CORPORATION	87	3Q21 FORM 10-Q REPORT

The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.

Table 10—HELOC Draw To Repayment Schedule

	September 30, 2021		December 31, 2020
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$49	3%	$73	4%
13-24	46	2	66	3
25-36	50	3	62	3
37-48	124	7	67	3
49-60	159	9	187	8
>60	1,385	76	1,662	79
Total	$1,813	100%	$2,117	100%

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $938 million as of September 30, 2021. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $190 million decrease from December 31, 2020 was driven by net repayments of consumer construction loans.

Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 5 of this Report, and "Critical Accounting Policies and Estimates" and Note 5 in FHN's 2020 Form 10-K.
The ALLL decreased to $734 million as of September 30, 2021 from $963 million as of December 31, 2020, reflecting improvement in the macroeconomic forecast compared to 2020, positive grade migration, and lower loan balances. The ALLL to total loans and leases ratio decreased 33 basis points to 1.32%.
The ACL to total loans and leases ratio was 1.45% as of September 30, 2021 compared to 1.80% as of December 31, 2020.
Consolidated Net Charge-offs
Net charge-offs in third quarter 2021 were $3 million, or an annualized 2 basis points of total loans and leases, compared to net charge-offs of $67 million, or 44 basis points in third quarter 2020.
Net charge-offs in the commercial portfolio in third quarter 2021 were $4 million compared to charge-offs of $68 million in third quarter 2020. Charge-offs in the prior year were primarily related to energy-related C&I loans. The decrease in net charge-offs also reflects continued improvement in overall asset quality.
Net recoveries in the consumer portfolio were $1 million in third quarter 2021 compared to $1 million in net recoveries in third quarter 2020.
Table 11—Analysis of Allowance for Credit Losses and Charge-offs

(Dollars in millions)
Allowance for loan and lease losses	September 30, 2021	December 31, 2020	September 30, 2020
C&I	$374	$453	$489
CRE	162	242	208
Consumer real estate	179	242	265
Credit card and other	19	26	26
Total allowance for loan and lease losses	$734	$963	$988

FIRST HORIZON CORPORATION	88	3Q21 FORM 10-Q REPORT

Reserve for remaining unfunded commitments
C&I	$49	$65	$47
CRE	10	10	31
Consumer real estate	9	10	11
Credit card and other	—	—
Total reserve for unfunded lending commitments	$68	$85	$89

Allowance for credit losses
C&I	$423	$518	$536
CRE	172	252	239
Consumer real estate	188	252	276
Credit card and other	19	26	26
Total allowance for credit losses	$802	$1,048	$1,077

Period-end loans and leases
C&I	$31,516	$33,104	$33,656
CRE	12,194	12,275	12,511
Consumer real estate	10,787	11,725	12,328
Credit card and other	938	1,128	1,212
Total period-end loans and leases	$55,435	$58,232	$59,707

ALLL / loans and leases %
C&I	1.19%	1.37%	1.45%
CRE	1.33	1.97	1.66
Consumer real estate	1.65	2.07	2.15
Credit card and other	2.03	2.34	2.11
Total ALLL / loans and leases %	1.32%	1.65%	1.65%

ACL / loans and leases %
C&I	1.34%	1.56%	1.59%
CRE	1.41	2.05	1.91
Consumer real estate	1.74	2.15	2.24
Credit card and other	2.04	2.30	2.15
Total ACL / loans and leases %	1.45%	1.80%	1.80%

Quarter-to-date net charge-offs (recoveries)
C&I	$4	$31	$66
CRE	—	(1)	2
Consumer real estate	(6)	(3)	(3)
Credit card and other	5	2	2
Total net charge-offs (recoveries)	$3	$29	$67

Average loans and leases
C&I	$31,477	$34,196	$34,051
CRE	12,264	12,400	12,414
Consumer real estate	10,819	12,030	12,444
Credit card and other	948	1,194	1,209
Total average loans and leases	$55,508	$59,820	$60,118

FIRST HORIZON CORPORATION	89	3Q21 FORM 10-Q REPORT

Charge-off % (annualized)
C&I	0.06%	0.36%	0.77%
CRE	0.01	(0.02)	0.04
Consumer real estate	(0.24)	(0.12)	(0.11)
Credit card and other	1.86	0.68	0.83
Total charge-off %	0.02%	0.19%	0.44%

ALLL / annualized net charge-offs
C&I	2,169%	367%	186%
CRE	11,982%	NM	4,031%
Consumer real estate	NM	NM	NM
Credit card and other	104%	323%	255%
Total ALLL / net charge-offs	6,855%	841%	373%
NM - not meaningful

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
Reflecting an overall improvement in asset quality, total NPAs (including NPLs HFS) decreased to $361 million as of September 30, 2021 from $406 million as of December 31, 2020, driven by lower consumer real estate NPAs. The nonperforming assets ratio (nonperforming assets excluding NPLs HFS to total period-end loans plus OREO) was 0.64% as of September 30, 2021, down 5 basis points from 0.69% as of December 31, 2020.
Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.

FIRST HORIZON CORPORATION	90	3Q21 FORM 10-Q REPORT

Table 12—Nonperforming Assets by Loan Portfolio

(Dollars in millions)
Nonperforming loans and leases	September 30, 2021	December 31, 2020
C&I	$144	$144
CRE	58	58
Consumer real estate	143	182
Credit card and other	2	2
Total nonperforming loans and leases (a)	$347	$386

Nonperforming loans held for sale (a)	$8	$5
Foreclosed real estate and other assets (b)	6	15
Total nonperforming assets (a) (b)	$361	$406

Nonperforming loans and leases to total loans and leases
C&I	0.46%	0.43%
CRE	0.48	0.48
Consumer real estate	1.33	1.56
Credit card and other	0.22	0.18
Total NPL %	0.63%	0.66%

ALLL / NPLs
C&I	261%	315%
CRE	278%	415%
Consumer real estate	125%	133%
Credit card and other	926%	1313%
Total ALLL / NPLs	211%	249%
(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled $1 million as of September 30, 2021 and $2 million as of December 31, 2020.

FIRST HORIZON CORPORATION	91	3Q21 FORM 10-Q REPORT

The following table provides nonperforming assets by business segment:

Table 13—Nonperforming Assets by Segment

(Dollars in millions)
Nonperforming loans and leases (a) (b)	September 30, 2021	December 31, 2020
Regional Banking	$191	$216
Specialty Banking	114	117
Corporate	42	53
Consolidated	$347	$386
Foreclosed real estate (c)
Regional Banking	$4	$12
Specialty Banking	1	1
Corporate	1	2
Consolidated	$6	$15
Nonperforming Assets (a) (b) (c)
Regional Banking	$195	$228
Specialty Banking	115	118
Corporate	43	55
Consolidated	$353	$401
Nonperforming loans and leases to loans and leases
Regional Banking	0.50%	0.54%
Specialty Banking	0.68	0.68
Corporate	5.41	5.70
Consolidated	0.63%	0.66%
NPA % (d)
Regional Banking	0.52%	0.57%
Specialty Banking	0.68	0.68
Corporate	5.51	5.87
Consolidated	0.64%	0.69%
(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of $4 million and $5 million as of September 30, 2021 and December 31, 2020, respectively.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Lending Assistance for Borrowers
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic include incremental lending assistance for borrowers through delayed payment programs and fee waivers.
The following table provides the UPB of loans related to deferrals granted to FHN’s customers as of September 30, 2021 and December 31, 2020.

FIRST HORIZON CORPORATION	92	3Q21 FORM 10-Q REPORT

Table 14—Customer Deferrals

(Dollars in millions)	As of September 30, 2021	As of December 31, 2020
Commercial:
C&I	$16	$104
CRE	98	194
Total Commercial	$114	$298
Consumer:
HELOC	$5	$14
R/E installment loans	62	202
Credit card and other	2	4
Total Consumer	$69	$220
Total	$183	$518

Commercial deferrals as of September 30, 2021 were comprised primarily of professional commercial real estate (45% or $51 million) and general commercial (35% or $39 million).
To the extent that loans were past due as of September 30, 2021 or December 31, 2020 and had been granted a deferral, they were excluded from loans past due 30 to 89 days and loans past due 90 days or more in the table and discussion below.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans 90 days or more past due and still accruing were $16 million as of September 30, 2021 compared to $17 million as of December 31, 2020. Loans 30 to 89 days past due were $83 million as of September 30, 2021 compared to $100 million as of December 31, 2020. The decrease included a $25 million decrease in consumer real estate loans, an $8 million decrease in CRE loans, and a $5 million decrease in credit card and other consumer loans, partially offset by a $21 million increase in C&I loans past due 30 to 89 days.

FIRST HORIZON CORPORATION	93	3Q21 FORM 10-Q REPORT

Table 15—Accruing Delinquencies

(Dollars in millions)
Accruing loans and leases 30+ days past due	September 30, 2021	December 31, 2020
C&I	$37	$15
CRE	16	23
Consumer real estate	40	69
Credit card and other	6	10
Total 30+ Delinquency	$99	$117

Accruing loans and leases 30+ days past due %
C&I	0.12%	0.05%
CRE	0.13	0.19
Consumer real estate	0.38	0.58
Credit card and other	0.63	0.87
Total 30+ Delinquency %	0.18%	0.20%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$—
CRE	1	—
Consumer real Estate	12	16
Credit card and other	2	1
Total accruing loans and leases 90+ days past due	$16	$17

Loans held for sale
30 to 89 days past due (b)	$8	$6
30 to 89 days past due - guaranteed portion (b) (d)	5	5
90+ days past due (b)	20	12
90+ days past due - guaranteed portion (b) (d)	9	10
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $607 million on September 30, 2021 and $718 million on December 31, 2020. The decrease was attributable to an overall improvement in asset quality. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

FIRST HORIZON CORPORATION	94	3Q21 FORM 10-Q REPORT

the borrower and is evaluated separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a TDR.
For loan modifications that were made during 2021 and 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as a TDR and has excluded loans with these qualifying modifications from designation as a TDR in the information and discussion that follows. See Note 4 –
Loans and Leases for further discussion regarding TDRs and loan modifications.
On September 30, 2021 and December 31, 2020, FHN had $239 million and $307 million portfolio loans classified as TDRs, respectively. For these TDRs, including specific reserves, FHN had an allowance for loan and lease losses of $10 million, or 4% of TDR balances as of September 30, 2021, and $15 million, or 5% of TDR balances, as of December 31, 2020. Additionally, FHN had $37 million and $42 million of HFS loans classified as TDRs as of September 30, 2021 and December 31, 2020, respectively.
The following table provides a summary of TDRs for the periods ended September 30, 2021 and December 31, 2020:
Table 16—Troubled Debt Restructurings

(Dollars in millions)	September 30, 2021	December 31, 2020
Held-for-investment:
Commercial loans:
Current	$60	$82
Delinquent	—	—
Non-accrual	67	84
Total commercial loans	127	166
Consumer real estate:
Current	$66	$77
Delinquent	3	2
Non-accrual (a)	42	61
Total consumer real estate	111	140
Credit card and other:
Current	1	1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	1	1
Total held-for-investment	$239	$307

Held-for-sale:
Current	$31	$36
Delinquent	5	5
Non-accrual	1	1
Total held-for-sale	37	42
Total troubled debt restructurings	$276	$349

(a)Balances as of September 30, 2021 and December 31, 2020, include $8 million and $11 million, respectively, of discharged bankruptcies.

FIRST HORIZON CORPORATION	95	3Q21 FORM 10-Q REPORT

Investment Securities
FHN’s investment securities portfolio consists principally of debt securities available for sale. FHN maintains a highly-rated securities portfolio consisting primarily of government agency issued mortgage-backed securities and collateralized mortgage obligations. The securities portfolio provides a source of income and liquidity and is an important tool used to balance the interest rate risk of the loan and deposit portfolios. The securities portfolio is periodically evaluated in light of established ALM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which FHN is exposed.
Investment securities available for sale were $8.5 billion on September 30, 2021, up from $8.0 billion on December 31, 2020 and represented approximately 10% of total assets for both periods.
During the third quarter of 2021, in order to improve net interest income and moderate a portion of its overly asset sensitive interest rate risk position, FHN deployed excess cash into the investment portfolio by purchasing securities classified as held to maturity. The balance of the HTM portfolio was $304 million as of September 30, 2021. See Note 3 - Investment Securities for more information about the securities portfolio, including gross unrealized gains and losses by type of security, contractual maturities, and securities pledged.
Deposits
Total deposits as of September 30, 2021 increased 6% to $74.3 billion from $70.0 billion on December 31, 2020, driven by an increase in non-interest bearing deposits largely reflecting strong deposit inflows driven by retention of government stimulus payments, partially offset by a decline in time deposits.
The following table summarizes the major components of deposits as of September 30, 2021 and December 31, 2020.
Table 17— Deposits

	September 30, 2021		December 31, 2020
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$27,425	37%	$27,324	39%	$101	—%
Time deposits	3,920	5	5,070	7	(1,150)	(23)
Other interest-bearing deposits	15,571	21	15,415	22	156	1
Interest-bearing deposits	46,916	63	47,809	68	(893)	(2)
Noninterest-bearing deposits	27,348	37	22,173	32	5,175	23
Total deposits	$74,264	100%	$69,982	100%	$4,282	6%

Short-Term Borrowings
Total short-term borrowings were $2.2 billion as of September 30, 2021 and December 31, 2020.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Term borrowings were $1.6 billion as of September 30, 2021 compared with $1.7 billion as of December 31, 2020.
During the third quarter 2021, FHN redeemed $80 million of legacy IBKC junior subordinated debt underlying multiple issuances of trust preferred securities and provided notice of redemption for the remaining $13 million in fourth quarter 2021. The redemption resulted in a loss on debt extinguishment of $23 million during the third quarter 2021, while the redemption in fourth quarter 2021 is expected to result in an additional loss of $3 million.

FIRST HORIZON CORPORATION	96	3Q21 FORM 10-Q REPORT

Capital

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.5 billion at September 30, 2021 and $8.3 billion at December 31, 2020. Significant changes included net income of
$781 million and the issuance of $145 million in Series F preferred stock, which were offset by $276 million in common and preferred dividends, $272 million in common share repurchases, $100 million from the call of Series A preferred stock and a decrease in AOCI of $101 million.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 18—Regulatory Capital and Ratios

(Dollars in millions)	September 30, 2021	December 31, 2020
Shareholders’ equity	$8,237	$8,012
Modified CECL transitional amount (a)	130	191
FHN non-cumulative perpetual preferred	(520)	(470)
Common equity tier 1 before regulatory adjustments	$7,847	$7,733
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,726)	(1,757)
Net unrealized (gains) losses on securities available for sale	(5)	(108)
Net unrealized (gains) losses on pension and other postretirement plans	253	260
Net unrealized (gains) losses on cash flow hedges	(7)	(12)
Disallowed deferred tax assets	—	(5)
Other deductions from common equity tier 1	(1)	(1)
Common equity tier 1	$6,361	$6,110
FHN non-cumulative perpetual preferred (b)	426	377
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$7,082	$6,782
Tier 2 capital	883	1,153
Total regulatory capital	$7,965	$7,935
Risk-Weighted Assets
First Horizon Corporation	$63,013	$63,140
First Horizon Bank	62,382	62,508
Average Assets for Leverage
First Horizon Corporation	86,967	82,347
First Horizon Bank	86,285	81,709

FIRST HORIZON CORPORATION	97	3Q21 FORM 10-Q REPORT

	September 30, 2021		December 31, 2020
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.09%	$6,361	9.68%	$6,110
First Horizon Bank	10.93	6,817	10.46	6,537
Tier 1
First Horizon Corporation	11.24	7,082	10.74	6,782
First Horizon Bank	11.40	7,112	10.93	6,832
Total
First Horizon Corporation	12.64	7,965	12.57	7,935
First Horizon Bank	12.70	7,921	12.52	7,827
Tier 1 Leverage
First Horizon Corporation	8.14	7,082	8.24	6,782
First Horizon Bank	8.24	7,112	8.36	6,832
Other Capital Ratios
Total period-end equity to period-end assets	9.64		9.86
Tangible common equity to tangible assets (c)	6.80		6.89
Adjusted tangible common equity to risk-weighted assets (c)	9.35		8.82
(a)The modified CECL transitional amount is calculated as defined in the final rule issued by the banking regulators on August 26, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through September 30, 2021 and December 31, 2020.
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
As of September 30, 2021, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios increased in third quarter 2021 relative to year-end 2020 primarily from the impact of net income less dividends and share repurchases during the first nine months of 2021. FHN's Total Capital ratio as of September 30, 2021 was unfavorably impacted by the retirement of legacy IBKC trust preferred securities, which qualified as Tier 2 capital. The Tier 1 Leverage ratio for both FHN and First Horizon Bank decreased from December 31, 2020 as a result of an increase in average assets.
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
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of

FIRST HORIZON CORPORATION	98	3Q21 FORM 10-Q REPORT

January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority (to $500 million total) along with an extension of the expiration date to January 31, 2021. The 2018 program has been terminated, as described in the next paragraph.
On January 27, 2021, FHN announced that its Board of Directors approved a new $500 million common share purchase program that was to expire on January 31, 2023, replacing the 2018 program, which was terminated. On October 26, 2021, FHN announced that the 2021 program had been increased by $500 million and extended to October 31, 2023. Like the 2018 program, the 2021 program is not tied to any compensation plan. Purchases may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases will be subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations.
As of September 30, 2021, $257 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.44, or $16.42 excluding commissions.
Table 19—Issuer Purchases of Common Stock - General Authority

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2021
July 1 to July 31	1,448	$15.42	1,448	$361,870
August 1 to August 31	4,848	16.01	4,848	284,275
September 1 to September 30	2,659	15.69	2,659	242,561
Total	8,955	$15.82	8,955
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
The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no stock option awards remain outstanding. The shares may be purchased over the option exercise periods of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory restrictions. As of September 30, 2021, the maximum number of shares that may be purchased under the program was 23.2 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2021.

FIRST HORIZON CORPORATION	99	3Q21 FORM 10-Q REPORT

Table 20—Issuer Purchase of Common Stock - Compensation Authority

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2021
July 1 to July 31	256	$17.30	256	23,176
August 1 to August 31	22	16.78	22	23,154
September 1 to September 30	3	16.57	3	23,151
Total	281	$17.25	281

Risk Management

There have been no significant changes to FHN’s risk management practices as described under “Risk Management” included in Item 7 of FHN’s 2020 Annual Report on Form 10-K.
MARKET RISK MANAGEMENT
Value-at-Risk and Stress Testing
VaR is a statistical risk measure used to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99% confidence level with 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for the trading securities portfolio.

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is as follows:
Table 21—VaR and SVaR Measures

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021			As of September 30, 2021
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1	$1	$1	$2	$4	$1	$1
SVaR	5	6	4	4	6	2	5
10-day
VaR	3	5	2	6	21	1	4
SVaR	19	24	14	17	24	11	21

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020			As of September 30, 2020
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$4	$2	$3	$7	$1	$3
SVaR	3	4	2	5	18	2	3
10-day
VaR	16	22	10	12	25	2	13
SVaR	16	22	10	19	43	9	14

FIRST HORIZON CORPORATION	100	3Q21 FORM 10-Q REPORT

	Year Ended December 31, 2020			As of December 31, 2020
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$7	$1	$2
SVaR	5	18	1	2
10-day
VaR	13	25	2	10
SVaR	18	43	6	10

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 22—Schedule of Risks Included in VaR

	As of September 30, 2021		As of September 30, 2020		As of December 31, 2020
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$3	$4	$5	$1	$2
Credit spread risk	—	1	3	10	2	6

The potential risk of loss reflected by FHN’s VaR measures assumes the trading securities inventory is static. Because FHN Financial procures fixed income securities for purposes of distribution to clients, its trading securities inventory turns over regularly. Additionally, FHNF traders actively manage the trading securities inventory continuously throughout each trading day. Accordingly, FHNF’s trading securities inventory is highly dynamic, rather than static. As a result, it would be rare for FHNF to incur a negative revenue day in its fixed income activities at the levels indicated by its VaR measures.
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

Curve flattening - assumes an instantaneous flattening of the interest rate yield curve through an increase in short-term rates and a decrease in long-term rates. The 2-year point on the Treasury yield curve is assumed to increase 15 basis points and the 10-year point on the Treasury yield curve is assumed to decrease 15 basis points. Shifts in other points on the yield curve are predicted based on their correlations to the 2-year and 10-year points.

Curve steepening - assumes an instantaneous steepening of the interest rate yield curve through a decrease in short-term rates and an increase in long-term rates. The 2-year point on the Treasury yield curve is assumed to decrease 15 basis points and the 10-year point on the Treasury yield curve is assumed to increase 15 basis points. Shifts in other points on the yield curve are predicted based on their correlations to the 2-year and 10-year points.
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

FIRST HORIZON CORPORATION	101	3Q21 FORM 10-Q REPORT

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
Based on a static balance sheet as of September 30, 2021, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances as shown in the table below.
Table 23 - Interest Rate Sensitivity

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
+25	3.7%
+50	7.5%
+100	15.8%
+200	28.0%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.9%.
A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.1%. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 1.8% and 2.4%, assuming the absence of negative rates. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been, and likely will continue to be, impacted by the disruption from the COVID-19 pandemic and the low rate environment. The impact of government assistance programs and other developments have influenced net interest income results. Although those impacts have started to abate, impacts are expected to continue for some time. FHN continues to monitor current economic trends and potential exposures closely.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed, should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($14.2 billion was available as of September 30, 2021), brokered deposits, loan

FIRST HORIZON CORPORATION	102	3Q21 FORM 10-Q REPORT

sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provide inexpensive, predictable pricing. The ratio of total loans, excluding loans HFS and restricted real estate loans, to core deposits was 81% for September 30, 2021 and 97% for December 31, 2020.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity and common equity, subject to market conditions and compliance with applicable regulatory requirements. In May 2021, FHN issued $150 million of Series F Non-Cumulative Perpetual Preferred Stock and in July 2021 redeemed its $100 million Series A Non-Cumulative Perpetual Preferred Stock. As of September 30, 2021, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $520 million in non-cumulative perpetual preferred stock. As of September 30, 2021, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.2 billion as of October 1, 2021.

First Horizon Bank declared and paid common dividends to the parent company in the amount of $183 million in first, second and third quarter 2021, $223 million in fourth quarter 2021 and $180 million in 2020. First Horizon Bank paid preferred dividends in each quarter of 2021 and 2020.
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
FHN paid a cash dividend of $0.15 per common share on October 1, 2021. FHN paid cash dividends of $1,625.00 per Series E preferred share, and $1,175.00 per Series F preferred share on October 12, 2021 and $165.00 per Series C preferred share and $305.00 per Series D preferred share on November 1, 2021. In addition, in October 2021, the Board approved cash dividends per share in the following amounts:

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	12/10/2021	01/03/2022
Preferred Stock
Series B	$331.25	01/14/2022	02/01/2022
Series C	$165.00	01/14/2022	02/01/2022
Series E	$1,625.00	12/23/2021	01/10/2022
Series F	$1,175.00	12/23/2021	01/10/2022

Repurchase Obligations and Off-Balance Sheet Arrangements

Repurchase Obligations

Prior to September 2008, FHN originated loans through its pre-2009 mortgage business, primarily first lien home loans, with the intention of selling them. As discussed in Note 11 - Contingencies and Other Disclosures, FHN's principal remaining exposures for those activities relate to (i) indemnification claims by underwriters, loan purchasers, and other parties which assert that FHN-
originated loans caused or contributed to losses which FHN is legally obliged to indemnify, and (ii) indemnification or other claims related to FHN's servicing of pre-2009 mortgage loans.
FHN’s approach for determining the adequacy of the repurchase and foreclosure reserve has evolved, sometimes substantially, based on changes in information available. Repurchase/make-whole rates vary based on purchaser, vintage, and claim type. For

FIRST HORIZON CORPORATION	103	3Q21 FORM 10-Q REPORT

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

Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the
GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $16 million as of September 30, 2021 and December 31, 2020.

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

Federal Reserve Easing Policy

In March 2020, the Federal Reserve "eased" by lowering short-term interest rates and starting an asset purchase program intended to lower longer-term interest rates and foster access to credit. The effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates. These changes in interest rates and the volatility in the market negatively impacted FHN’s net interest margin. Amortization of net processing fees related to government relief programs associated with the COVID-19 pandemic, including the Paycheck Protection Program, offset a portion of the net interest margin decline.

During 2021, easing policy has continued. For most of the year interest rates have fluctuated but remained very low, continuing to adversely impact FHN's net interest margin. The Federal Reserve recently announced that it will begin to reverse its easing policy by reducing ("tapering") its asset purchases. The Federal Reserve's public comments suggest (without any guarantee) that tapering will conclude at some point mid-2022, after which no further asset purchases will be made. FHN cannot predict whether short term interest rates will be raised during this taper period or at any other point in time. Long term interest rates have risen recently, though they remain very low by historical standards. Public

FIRST HORIZON CORPORATION	104	3Q21 FORM 10-Q REPORT

expectations related to tapering, coupled with public Federal Reserve comments and concerns about inflation in the U.S., likely have been significant contributors to that change.

COVID-19 Pandemic

The COVID-19 pandemic caused extraordinary disruption that negatively impacted the economy and business activity, especially lending (other than lending related to home mortgages). The impact of the pandemic on FHN's performance is discussed further in "Results of Operations". During the latter part of the second quarter and into the third quarter of 2021, FHN saw the lending pipeline start to improve in several areas (unrelated to home mortgages) as COVID-19 restrictions were at least partially eased in many of FHN's markets. FHN expects the impact of COVID-19 restrictions to continue to diminish over the rest of this year with further progress in vaccination rates; however, the risk of resurgence remains.

FHN continues to closely monitor the impact of the pandemic and its effects on FHN's clients and communities and on the financial markets. Throughout the pandemic, FHN has worked with clients to discuss challenges and solutions, provide line draws and new extensions to existing clients, provide support for small businesses (including lending through the PPP), and provide lending and deposit assistance through deferrals and waived fees.
LIBOR & Reference Rate Reform
LIBOR
The London Inter-Bank Offered Rate ("LIBOR") is the most widely used reference rate in the world and has been for many years. A substantial majority of FHN's floating rate loans use LIBOR, denominated in U.S. Dollars ("USD"), as the reference rate to determine the interest rate paid by the client/borrower. In addition, certain floating-rate securities issued by FHN use USD LIBOR as the reference rate.
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
•Term SOFR. Published by CME Group, Term SOFR is a forward-looking rate, with 1-month, 3-month and 6-month tenors, and is based on

FIRST HORIZON CORPORATION	105	3Q21 FORM 10-Q REPORT

SOFR futures contracts. The ARRC has recommended conventions for Term SOFR rates and has recommended CME Group as the administrator for Term SOFR.
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

Other alternative reference rates are being developed and considered. The alternatives listed above are those FHN currently expects to make available to the majority of commercial clients in November 2021.

Each alternative reference rate has advantages and disadvantages compared with other alternatives in various circumstances. Despite being supported by the Federal Reserve's ARRC, SOFR appears unlikely to gain the level of market acceptance and usage that USD LIBOR enjoyed within the U.S. Key aspects of SOFR that support this view are: (a) SOFR fundamentally is an overnight rate, and so is not easily or reliably translated into typical LIBOR tenors; and (b) SOFR is both secured and riskless, and so does not necessarily track a bank's cost of funds very well. For a bank, it is critical to avoid significant mismatches over time between its (variable) cost of funds and its (variable) interest income. Term SOFR attempts to address some of these shortcomings, but not all of them.

All of the alternative reference rates selected by FHN to date meet the International Organization of Securities Commissions (IOSCO) Principles for Financial Benchmarks, as affirmed by the rate administrator and/or an independent auditor. While banking regulators have stated that banks are free to choose the index rates they offer clients, some public sector officials have urged caution in using the new credit sensitive alternative reference rates, primarily due to the robustness of underlying data used to derive the rates. More specifically, there is concern of an “inverted pyramid” effect where a large number of financial contracts could be priced using an index derived from a relatively low volume of transactions. In an interagency statement on October 20, 2021, U.S. banking regulatory agencies noted that “supervised institutions should understand how their chosen reference rate is constructed and be aware of any fragilities associated with that rate and the markets that underlie it”. IOSCO has also warned of the potential for the “inverted pyramid” problem and will monitor how the IOSCO label is used by administrators.

FHN is monitoring the credit sensitive reference rates and regulatory guidance around use of such rates. FHN plans to limit use of credit sensitive rates to commercial loans (~2% of global USD LIBOR market) and related customer swaps (pending development of derivatives markets for these rates). Additionally, FHN expects that each financial contract will contain fallback language to guide transition from a credit sensitive rate to an alternative should that action be deemed necessary in the future.

FHN's Actions to Date & Transition Plans

Starting in 2019, legacy First Horizon and legacy IBERIABANK both modernized the fallback language used in their loan documentation to better handle how floating rate loans would be re-set if LIBOR ceased to be published during the loan term.

In 2021, FHN began to notify clients whose loans are based on 1-week or 2-month USD LIBOR, which will cease at the end of 2021, and began re-negotiating terms with those clients. Only a small portion of FHN's clients have such loans.

FHN currently plans to cease using USD LIBOR for new lending in fourth quarter 2021. Prior to the June 30, 2023 cessation date for other USD tenors, FHN plans to re-negotiate terms with all clients who have LIBOR loans which extend beyond that date.

FHN has developed a go-to-market strategy and pricing plan for offering LIBOR alternatives to commercial clients for new and renewing loans. Each of the leading alternatives mentioned above is undergoing further development and refinement, and it remains unclear which alternative(s) FHN and its clients generally will prefer, and in which situations. Given these considerations, FHN's plans may change to meet evolving market conditions and preferences. Updates to systems and processes needed to implement the alternative reference rates are being finalized.

On the consumer side, the only LIBOR-based product FHN currently offers is adjustable rate mortgages. For new originations, these products will transition to

FIRST HORIZON CORPORATION	106	3Q21 FORM 10-Q REPORT

SOFR beginning in November 2021. SOFR is emerging as a market standard for adjustable rate mortgages and is the conforming convention for Fannie Mae and Freddie Mac.

FHN is assessing the potential impacts on LIBOR-based securities and derivative instruments.

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

FIRST HORIZON CORPORATION	107	3Q21 FORM 10-Q REPORT

Non-GAAP Information
Table 24—Non-GAAP to GAAP Reconciliation

	Three Months Ended			Nine Months Ended
(Dollars in millions; shares in thousands)	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$492	$497	$532	$1,496	$1,140
Plus: Noninterest income (GAAP)	247	285	823	829	1,204
Total revenues (GAAP)	739	782	1,355	2,325	2,344
Less: Noninterest expense (GAAP)	526	498	587	1,567	1,210
Pre-provision net revenue (Non-GAAP)	$213	$284	$768	$758	$1,134

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,577	$8,459	$8,072	$8,462	$6,071
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	520	513	468	501	239
(A) Total average common equity	$7,762	$7,651	$7,309	$7,666	$5,537
Less: Average intangible assets (GAAP) (b)	1,829	1,843	1,794	1,843	1,637
(B) Average Tangible Common Equity (Non-GAAP)	$5,933	$5,808	$5,515	$5,823	$3,900

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$887	$1,182	$2,082	$993	$785

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,532	$8,565	$8,144	$8,532	$8,144
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	520	520	470	520	470
(E) Total common equity	$7,717	$7,750	$7,379	$7,717	$7,379
Less: Intangible assets (GAAP) (b)	1,822	1,836	1,876	1,822	1,876
(F) Tangible common equity (Non-GAAP)	5,895	5,914	5,503	5,895	5,503
Less: Unrealized gains (losses) on AFS securities, net of tax	5	43	113	5	113
(G) Adjusted tangible common equity (Non-GAAP)	$5,890	$5,871	$5,390	$5,890	$5,390

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$88,537	$87,908	$83,030	$88,537	$83,030
Less: Intangible assets (GAAP) (b)	1,822	1,836	1,876	1,822	1,876
(I) Tangible assets (Non-GAAP)	$86,715	$86,072	$81,154	$86,715	$81,154

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$63,013	$61,991	$64,487	$63,013	$64,487

Period-end Shares Outstanding
(K) Period-end shares outstanding	541,860	550,865	554,788	541,860	554,788

Ratios
(C)/(A) Return on average common equity (GAAP)	11.43%	15.45%	28.49%	12.96%	14.18%
(C)/(B) Return on average tangible common equity (Non-GAAP)	14.95	20.36	37.75	17.06	20.13
(D)/(H) Total period-end equity to period-end assets (GAAP)	9.64	9.74	9.81	9.64	9.81
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	6.80	6.87	6.78	6.80	6.78
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	9.35	9.47	8.36	9.35	8.36
(E)/(K) Book value per common share (GAAP)	$14.24	$14.07	$13.30	$14.24	$13.30
(F)/(K) Tangible book value per common share (Non-GAAP)	$10.88	$10.74	$9.92	$10.88	$9.92

FIRST HORIZON CORPORATION	108	3Q21 FORM 10-Q REPORT

Loans and leases excluding PPP loans (Non-GAAP)
Commercial loans and leases excluding PPP loans	$41,693	$40,980
PPP loans	2,017	3,840
Total commercial loans and leases	43,710	44,820
Total consumer loans	11,725	11,867
Total loans and leases	$55,435	$56,687

Average commercial loans and leases excluding PPP loans	$40,816	$40,126
Average PPP loans	2,925	4,764
Total average commercial loans and leases	43,741	44,890
Total average consumer loans	11,767	11,939
Total average loans and leases	$55,508	$56,829
(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

FIRST HORIZON CORPORATION	109	3Q21 FORM 10-Q REPORT

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is contained in

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 100 of this report and the subsections entitled “Market Risk Management” beginning on page 100 and “Interest Rate Risk Management” beginning on page 102 of this report, and

(b)	Note 15 to the Consolidated Financial Statements appearing on pages 46-52 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2020, including in particular the section entitled “Risk Management” beginning on page 87 of that Report and the subsections entitled “Market Risk Management” beginning on page 88 and “Interest Rate Risk Management” beginning on page 90 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 202-209 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
(b)Changes in Internal Control over Financial Reporting. Other than as explained below, there have not been any changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On July 1, 2020, FHN and IBKC closed their merger-of-equals transaction. As permitted by Securities and Exchange Commission rules, we elected to exclude IBKC from our assessment of internal control over financial reporting as of December 31, 2020. Our integration of IBKC’s systems and processes with our own could cause changes to our internal controls over financial reporting in future periods.

FIRST HORIZON CORPORATION	110	3Q21 FORM 10-Q REPORT

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 11 to the Consolidated Financial Statements beginning on page 35 of this Report is incorporated into this Item by reference.

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

Items 3., 4., and 5.

Not applicable

FIRST HORIZON CORPORATION	111	3Q21 FORM 10-Q REPORT

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
EXHIBIT TABLE

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No.	Filing Date
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Rate Applicable to Participating Directors and Executive Officers Under the Directors and Executives Deferred Compensation Plan	X	X
10.2	Executive Bonus Plan		X		8-K	10.1	10/27/2021
10.3	Conformed copy of Separation Agreement and General Release [Michael J. Brown]		X		8-K	10.1	9/30/2021
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020; (vi) Notes to Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

FIRST HORIZON CORPORATION	112	3Q21 FORM 10-Q REPORT

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No.	Filing Date
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: November 5, 2021	By:	/s/ Anthony J. Restel
	Name:	Anthony J. Restel
	Title:	President—Regional Banking and interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

FIRST HORIZON CORPORATION	113	3Q21 FORM 10-Q REPORT