Form 10-K
period 2021-12-31
FIRST HORIZON CORP
filed 2022-03-01
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At June 30, 2021, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $9.4 billion based on the closing stock price reported for that date. At January 31, 2022, the registrant had 533,633,668 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of shareholders scheduled for April 26, 2022: Part III of this Report

Auditor Name:    KPMG LLP        Auditor Location:     Memphis, TN            Auditor Firm ID: 185

TABLE OF CONTENTS and GLOSSARY

ITEM		Page	ITEM		Page

Glossary		3	Item 8.	Financial Statements and Supplementary Data	107
Executive Summary of Principal Investment Risks		5
Forward-Looking Statements		6	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	213
Part I
Item 1.	Business	9	Item 9A.	Controls and Procedures	213
Item 1A.	Risk Factors	31	Item 9B.	Other Information	213
Item 1B.	Unresolved Staff Comments	54	Part III
Item 2.	Properties	54	Item 10.	Directors and Executive Officers of the Registrant	214
Item 3.	Legal Proceedings	55	Item 11.	Executive Compensation	216
Item 4.	Mine Safety Disclosures	55	Item 12.	Security Ownership of Certain Beneficial Owners
Supplemental Part I Information		56		and Management and Related Stockholder Matters	217
Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer		Item 13.	Certain Relationships and Related Transactions	220
	Purchases of Equity Securities	58	Item 14.	Principal Accountant Fees and Services	220
Item 6.	[reserved]	59	Part IV
Item 7.	Management’s Discussion and Analysis of		Item 15.	Exhibits and Financial Statement Schedules	221
	Financial Condition and Results of Operations	60	Item 16.	Form 10-K Summary	227
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	106	Signatures		228

MD&A and Financial Statement References:
In this report: "2021 MD&A" and "2021 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, inclusive of Glossary of Selected Financial Terms and Acronyms, appearing in Item 7 within Part II of this report; and, "2021 Financial Statements" and "2021 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income, our Consolidated Statements of Changes in Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN

ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CAS	Credit Assurance Services
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CCAR	Comprehensive Capital Analysis and Review

3	2021 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS and GLOSSARY

CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
ECP	Equity Compensation Plan
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles
GSE	Government sponsored enterprises, in this filing references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company

LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Markets Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate-owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated Financial Assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on Assets
ROU	Right of use
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TDBNA	TD Bank, N.A.
TD-US	TD Bank US Holding Company
TD Merger Agreement	Merger agreement between FHN, TD, TD-US, and a TD-US subsidiary
Proposed TD Merger	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we/us/our	First Horizon Corporation

4	2021 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

Executive Summary of
Principal Investment Risks
This section provides an executive summary of the principal risks associated with an investment in our equity or debt securities. Our businesses are complex, and so are the risks associated with them. This summary is not a complete statement of risks a prospective or current investor should consider.
•The Economy. Our businesses and our industry are heavily entwined with the U.S. economy. We tend to perform better when economic conditions are favorable, and our performance tends to be weaker when the economy is weaker. That relationship can be quite strong, which can make our income and other key performance measures volatile, especially when compared with companies in many other industries. The economy tends to rise and fall in a cyclical manner which is difficult to predict, which in turn makes our performance difficult to predict. For additional information, see the Cyclicality discussion within Other Business Information, which begins on page 18, and Risks from Economic Downturns and Changes which begins on page 38.
•Credit Loss. Our lending business—accounting for about half of our revenues—is critically dependent on our clients being able to pay us back. That ability often depends on economic conditions, but many individual factors can be critical as well. If a client defaults on a loan, generally we will experience a financial loss which often is only reduced, not eliminated, by collateral supporting the loan. Accounting rules require us to evaluate current expected credit loss (CECL) each quarter, booking losses based on our expectations. That process can result in a highly volatile pattern of recognizing credit loss each quarter. The past two years demonstrated this volatility, based on the economic and business disruptions associated with the COVID-19 pandemic in the first half of 2020, followed by several fairly sudden changes in business circumstances and expectations over the next 18 months. For additional information, see: the discussion captioned CECL Accounting and COVID-19 within the Significant Business Developments Over Past Five Years section of Item 1, which begins on page 12; Credit Risks beginning on page 40; and Risks Related to COVID-19 Pandemic beginning on page 42.
•Loan Loss vs Loan Profit. Lending generally is a high-volume, low-margin business. This means that we often need the profits from many loans to make up for losses from one loan. For our earnings to be strong, we need to hold loan losses to a very low level, which makes our management of credit quality a critical function for us. This imbalance between loss and profit can amplify the potential for volatility in our earnings. For additional information, see Credit Risks beginning on page 40.
•Interest Rate Conditions. Interest rates and, especially, the shape of the yield curve, are critical drivers of our profit margin from lending. If the yield curve is flat—with long-term rates only slightly higher than short-term rates—our lending margins shrink, and so does our net interest income. Interest rate policy is controlled by federal agencies and by market forces, not by us. In 2021 the key agency in the U.S. announced its intention to cause interest rates generally to rise, gradually in late 2021 and 2022. This represented a significant change of policy compared with 2020. Moreover, by the end of 2021 inflation in the U.S. had risen to levels not seen in decades, suggesting the announced policy shift may be executed more quickly or robustly than first thought. In early 2022, that agency announced details which, coupled with market reaction to date, lead us to expect that the yield curve will flatten during the year as rates generally rise. Over half of our loan portfolio bears variable interest rates associated with short-term reference rates; those loans should react fairly quickly to agency increases in short-term rates. For additional information, see: the Monetary Policy Shifts discussion within Significant Business Developments Over Past Five Years, which begins on page 12; the Cyclicality discussion within Other Business Information, which begins on page 18; Risks Associated with Monetary Events beginning on page 38; Interest Rate and Yield Curve Risks beginning on page 48; and discussion under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2021 MD&A (Item 7), which begins on page 99.
•Funding Balance. In our lending business, we aggregate money and lend it out at rates which more than cover our costs. We constantly must balance our funding sources (deposits and borrowings) with our funding needs (lending). Imbalances tend to hurt our earnings. If sources become too large, generally we can cut back short-term borrowing or invest the excess, but our margins can be weaker as a result. If sources become too small, we might have to forego profitable lending or increase funding by increasing deposit or borrowing volumes and costs. For additional information, see Liquidity and Funding Risks beginning on page 46.

5	2021 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

•Competition. Competition for clients and talent in our industry is intense and unlikely to abate. Competition for clients pressures us to make interest rate and other concessions on lending and on deposits, which reduce our margins. Competition for revenue-producing talent is a key method of obtaining new client relationships in many parts of our industry, and pressures us to increase compensation expense. For additional information, see Competition beginning on page 16, and Traditional Competition Risks beginning on page 33.
•Banking Consolidation. Since the advent of nation-wide branching in the 1980s, the banking industry has experienced several waves of substantial consolidation. In the past twenty years, technological improvements have allowed institutions to become extremely large while maintaining adequate client service, and, due to cost efficiencies associated with scalable technology, have rewarded the largest institutions disproportionately, incenting banks to grow larger, faster. Consolidation can abruptly change the competitive environment in our markets. In addition, when we participate in consolidating actions, as we did in 2017 and 2020, typically it creates internal disruption and expense for a time while we integrate systems, consolidate branches, and take other consolidation-related actions. Moreover, in our industry, the market tends to discount, for a time, the stock price of banks that engage in major mergers, in part due to the transaction and integration expenses mentioned above coupled with the risk that the combination may not achieve management’s strategic or tactical objectives. For additional information, see: Significant Business Developments Over Past Five Years beginning on page 12; the Strategic Transactions discussion within the Other Business Information section which begins on page 18; and Traditional Strategic and Macro Risks beginning on page 34.
•Industry Disruption. Technological innovation, and the associated changes in client preferences, are radically transforming our industry and how financial services are delivered to clients. Keeping pace is expensive and difficult, while being a consistent innovation leader is practically impossible for a bank our size. Moreover, rapid innovation has the potential to be destructive of traditional companies in our industry, as it has done and is doing in other industries. For additional information, see Industry Disruption beginning on page 35.
•Regulated Industry. Our principal businesses are heavily regulated. Our two primary banking regulators can examine us, cause us to change our business operations, and significantly restrict our ability to pursue lines of business, in ways not applicable to companies in most other industries. We also have several secondary regulators, each with significant though less-encompassing powers. The primary missions of the regulators are to protect the banking system as a whole, to protect the federal government’s deposit insurance fund and program, and to protect clients; none exists to enhance our profitability or promote the interests of our investors. Moreover, regulators are government agencies, and as such can experience significant policy changes when the elected branches of government experience such changes. For additional information, see Regulatory, Legislative, and Legal Risks beginning on page 43.
•Security & Technology. Fraud and theft have always been significant risks for banks; we experience fraud and theft loss every year. Technology has allowed fraud and theft risks to grow substantially. Bad actors can impact us from around the world, day or night, both directly and through our clients or vendors. Typically, the more a system is built to be secure and robust, the less that system can be flexible and adaptable. Moreover, high-security often can be associated with a sub-optimal user experience. For additional information, see Operational Risks beginning on page 36.
•Expense Control. In the current low-interest-rate environment, banks in the U.S. are focused on reducing operating costs as much as possible. For additional information, see Operational Risks beginning on page 36, and Risks of Expense Control beginning on page 45.
For a more complete discussion of the risks associated with our businesses and operations and investment in our securities, see Item 1A—Risk Factors, beginning on page 31.

Forward-Looking Statements
This report on Form 10-K, including materials incorporated into it, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of
1995 with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but

6	2021 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

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
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the TD Merger Agreement;
•the outcome of any legal proceedings that may be instituted against FHN, TD, or TD-US, including potential litigation that may be instituted against FHN or its directors or officers related to the Proposed TD Merger or the TD Merger Agreement;
•the timing and completion of the Proposed TD Merger, including the possibility that the Proposed TD Merger will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated;

7	2021 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

•the risk that any announcements relating to the Proposed TD Merger could have adverse effects on the market price of the common stock of FHN;
•certain restrictions during the pendency of the Proposed TD Merger that may impact FHN’s ability to pursue certain business opportunities or strategic transactions;
•the possibility that the Proposed TD Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the diversion of management’s attention from ongoing business operations and opportunities caused by the Proposed TD Merger;
•reputational risk and potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of the Proposed TD Merger; and
•other factors that may affect future results of FHN.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, or in those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk factors discussed in Items 1 and 1A of this report and in 2021 MD&A (Item 7), among others.

Important Other Information
In connection with the proposed transaction, FHN intends to file relevant materials with the SEC, including preliminary and definitive proxy statements on Schedule 14A.
This Annual Report on Form 10-K does not constitute an offer to sell or a solicitation of an offer to buy any securities or a solicitation of any vote or approval. SHAREHOLDERS OF FHN ARE URGED TO READ, WHEN AVAILABLE, ALL RELEVANT DOCUMENTS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) FILED WITH THE SEC, INCLUDING FHN’S PROXY STATEMENT, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT FHN AND THE PROPOSED TRANSACTION.
Investors and shareholders will be able to obtain a free copy of the proxy statement as well as other relevant documents when filed with the SEC without charge at the SEC’s website (http://www.sec.gov). Copies of the proxy statement and the filings with the SEC that will be incorporated by reference in the proxy statement will also be available once filed, without charge, by directing a request to Clyde A. Billings Jr., First Horizon Corporation, 165 Madison, Memphis, TN 38103, telephone (901) 523-4444.

8	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

PART I

Item 1.    Business
Our Businesses
Overview
First Horizon Corporation is a Tennessee corporation. We incorporated in 1968, and are headquartered in Memphis, Tennessee. We are a bank holding company under the Bank Holding Company Act, and a financial holding company under the Gramm-Leach-Bliley Act. Our common stock is listed on the New York Stock Exchange under the symbol “FHN.” At December 31, 2021, we had total consolidated assets of $89 billion. We provide diversified financial services primarily through our principal subsidiary, First Horizon Bank. The Bank is a Tennessee banking corporation headquartered in Memphis, Tennessee.
During 2021 approximately 35% of our consolidated revenues were provided by fee and other noninterest income, and approximately 65% of revenues were provided by net interest income.
As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.
The Bank
The Bank was founded in 1864 as First National Bank of Memphis. During 2021, through its various business lines, including consolidated subsidiaries, the Bank reported revenues (net interest income plus noninterest income) of approximately $3 billion. The Bank generated a substantial majority of First Horizon’s consolidated revenue. At
December 31, 2021, the Bank had $89 billion in total assets, $76 billion in total deposits, and $54 billion in total loans and leases (net of unearned income and net of allowance for loan and lease losses).
Principal Businesses, Brands, & Locations
At year-end 2021 our principal businesses were conducted mostly under two or three brands. Brand integration from the IBKC merger was delayed until February 2022, after which we began phasing out certain brands. Our principal brands at year-end are summarized in Table 1.1.
Table 1.1
Principal Businesses & Brands At Year-End

Businesses	Brands
Banking & financial services generally	•First Horizon & First Horizon Bank •IBERIABANK
Fixed income / capital markets	•FHN Financial
Mortgage lending	•First Horizon Bank •IBERIABANK Mortgage
Title services	•Lenders Title Group
Insurance brokerage & management services	•First Horizon Advisors
Wealth management & brokerage services	•First Horizon Advisors •IBERIA Wealth Management
At December 31, 2021, First Horizon’s subsidiaries had over 500 business locations in 22 U.S. states, excluding off-premises ATMs. Most of those locations were banking centers. At year-end, First Horizon had 427 banking centers in twelve states, as shown in Table 1.2.
Table 1.2
Banking Centers at Year-End

State	#	State	#
Tennessee	140	Georgia	12
Florida	83	South Carolina	10
North Carolina	79	Texas	8
Louisiana	57	Virginia	8
Alabama	13	Mississippi	4
Arkansas	12	New York	1
Many banking centers contain special-service areas such as wealth management and mortgage lending.
At year-end 2021, First Horizon also had client-service offices not physically within banking centers, including

9	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

fixed income, title services, home mortgage, wealth management, and commercial loan offices. The largest groups of those offices were: 29 fixed income offices in 16 states across the U.S.; 30 title services offices in Arkansas,
Tennessee, and Louisiana; and 15 stand-alone mortgage lending offices in 9 states. First Horizon also has operational and administrative offices.
Loans & Deposits
Lending and deposit-taking are core businesses for us. Our largest resource to fund our lending is our deposit base. At year-end 2021, we had total loans (net of unearned income) of $55 billion, total net loans (net of unearned income and net of allowance for loan and lease losses) of $54 billion, and total deposits of $75 billion. Most of our loans and deposits are held in our regional banking and specialty banking segments. Most of our loans are commercial, and most of them are traditional, unsecured commercial, financial, and industrial loans, or “C&I” loans. The other two major loan portfolios are secured commercial real estate loans, or “CRE” loans, and secured consumer real estate loans. Table 1.3 provides an overview of our loan and deposit balances at December 31, 2021 or averaged over the year 2021.
Table 1.3
Loans & Deposits by Type

Loans[1]		Deposits[2]
Commercial	79%	Savings	37%
Consumer	21%	Time deposits	6%
Commercial Portfolios		Other interest	22%
C&I	72%	Noninterest	35%
CRE	28%
Consumer Portfolios
Real estate	92%
Credit card/other	8%
1    Percentages at December 31, 2021; includes certain leases.
2    Percentages of average deposits for 2021.
Percentages may not add to 100% due to rounding.
The C&I portfolio, more than half of total loans, was $31 billion on December 31, 2021. Within C&I, about 26% of loans are to businesses in the financial services industry, including mortgage lending companies, with the rest in a wide range of industries, as shown in Table 1.4.
Table 1.4
C&I Loans1 by Line of Business

Mortgage lending companies	15%
Finance & Insurance	11%
Real estate rental & leasing	9%
Health care & social assistance	8%
Accommodation & food service	7%
Manufacturing	6%
Wholesale trade	6%
Retail trade	5%
Other C&I	33%
1     Percentages of C&I portfolio at December 31, 2021.
Percentages may not add to 100% due to rounding.

Geographically, a significant majority of our loans originate from five states: Tennessee, Florida, Louisiana, North Carolina, and Texas. The geographic dispersion of our loans varies considerably among our three major loan portfolios, as shown in Table 1.5.
Table 1.5
Major Loan Portfolios by Geography

C&I Loans ($31B)[1]		CRE Loans ($12B)[1]		Consumer RE Loans ($11B)[1]
Tennessee	20%	Florida	26%	Florida	32%
Florida	12%	Texas	12%	Tennessee	23%
Texas	10%	North Carolina	11%	Louisiana	10%
North Carolina	7%	Louisiana	10%	North Carolina	8%
Louisiana	7%	Tennessee	9%	Texas	7%
California	7%	Georgia	8%	New York	5%
Georgia	5%	All other states	24%	All other states	15%
All other states	32%
1    Dollars and percentages within each portfolio at December 31, 2021.

Further information regarding deposits and our other major sources of funding is provided in Notes 9, 10, and 11 beginning on pages 154, 155, and 156, respectively, appearing in our 2021 Financial Statements (Item 8), and under the captions Deposits, Short-term Borrowings, and Term Borrowings beginning on pages 85, 86, and 86, respectively, of our 2021 MD&A (Item 7). Further information regarding our loans is provided in Note 4

10	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

beginning on page 139 appearing in our 2021 Financial Statements (Item 8), and under the captions Analysis of Financial Condition and Asset Quality, beginning on pages 70 and 73, respectively, of our 2021 MD&A (Item 7).
Business Segments
Segment Overview
Our financial results of operations are reported through operational business segments which are not closely related to the legal structure of our subsidiaries. As a result of our recent merger of equals with IBERIABANK Corporation (see Significant Business Developments over Past Five Years in this Item 1 below), we changed our segments. Before the merger, we operated through four business segments: regional banking, fixed income, corporate, and non-strategic. Currently, we operate through three segments: regional banking, specialty banking, and corporate. In this report, segment information related to prior periods has been reclassified to conform with current segments.
Financial and other additional information concerning our segments—including information concerning assets, revenues, and financial results—appears in our 2021 MD&A (Item 7) and in our 2021 Financial Statements (Item 8), especially in Note 20—Business Segment Information. Note 20 begins on page 178.
Regional and Specialty Banking Segments
By far most of our loans and deposits are in the regional banking and specialty banking segments. Similarly, those segments are the sources of most of our revenues and expenses. The two segments create and use financial resources differently, and they generate different types of revenues. Most notably: regional banking provides a majority of our net interest income (mainly from lending), while specialty banking provides more noninterest income (mainly from fees). In addition, regional banking is larger than specialty banking by many financial measures. Table 1.6 provides high-level financial information for each of those two segments, highlighting these points.
Table 1.6
Regional vs Specialty Banking Snapshot

(Dollars in millions)	Regional	Specialty
2021 Average assets	$45,445	$20,803
2021 Net interest income	$1,764	$619
2021 Noninterest income	$438	$597
2021 Pretax income	$1,280	$709

Regional and Specialty Lines of Business
The principal lines of business in the regional banking segment are:
•commercial banking (larger business enterprises)
•business banking (smaller business enterprises)
•consumer banking
•private client and wealth management
The principal lines of business in the specialty banking segment are:
•fixed income/capital markets
•professional commercial real estate (Pro-CRE)
•mortgage warehouse lending
•asset-based (secured) lending
•franchise finance
•equipment finance
•corporate banking
•correspondent banking
•mortgage origination and title services
Geographically, regional banking's businesses mainly serve our traditional markets associated with our banking center footprint. Many of the businesses within specialty banking have much broader geographic reach. For example: our fixed income business has offices from Hawaii to Massachusetts; and California is listed in Table 1.5 primarily because of specialty banking business lines.

11	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Services We Provide
At December 31, 2021, we provided the following services through our subsidiaries and divisions:
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
•retail insurance sales as agent
Information about the net interest income and noninterest income we obtained from our largest categories of products and services appears under the caption Results of Operations—2021 Compared to 2020 beginning on page 63 of our 2021 MD&A (Item 7).
Significant Business Developments Over Past Five Years
Selected Financial Data Past Five Years
Table 1.7 provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past five years.
Table 1.7
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in millions; financial condition data shown period-end, as of December 31)

	2021	2020	2019	2018	2017
Net interest income	$1,994	$1,662	$1,210	$1,220	$842
Provision for credit losses	(310)	503	45	8	(1)
Noninterest income	1,076	1,492	654	723	490
Net income available to common shareholders	962	822	435	539	159
Total loans and leases	54,859	58,232	31,061	27,536	27,659
Total assets	89,092	84,209	43,311	40,832	41,423
Total deposits	74,895	69,982	32,430	32,683	30,620
Total term borrowings	1,590	1,670	791	1,171	1,218
Total liabilities	80,598	75,902	38,235	36,047	36,843
Preferred stock	520	470	96	96	96
Total shareholders’ equity	8,494	8,307	5,076	4,785	4,580

Priorities & Developments
Over the past five years, our strategic priorities have focused on:
•targeted and opportunistic expansion of consumer and commercial banking products and markets;
•targeted and opportunistic expansion of commercial lending, mainly through strategic and tactical transactions, talent development, and talent acquisitions;
•rigorous expense management with continued investment in revenue generating initiatives;
•managing business units and products with a strong emphasis on risk-adjusted returns on invested capital;
•providing exceptional client service and experience as a primary means to differentiate us from competitors; and
•investment in scalable technology and other infrastructure to attract and retain clients and to support expansion.
Examples of our implementation of these priorities include:

12	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

•In July 2020, we completed a merger of equals transaction with IBERIABANK Corporation and purchased 30 branches from Truist Bank, making 2020 a transformative year. See IBKC Merger of Equals and 30-Branch Acquisition in this Item below for additional information. In February 2022, we completed the main systems conversion work related to that merger.
•As shown in Table 1.7, the COVID-19 pandemic caused us to recognize substantial provision for credit losses in 2020, and reduced our transaction volume and revenues. See the discussion captioned CECL Accounting and COVID-19 within Events Impacting Year-to-Year Comparisons, immediately below. In 2021, a large portion of that provision expense was effectively reversed, resulting in a provision credit for the year.
•The pandemic also resulted in strong deposit growth in 2020 and 2021, despite interest rates being extremely low. We believe federal assistance and stimulus programs in 2020 and early 2021 significantly bolstered deposits in both years.
•In 2017 we merged with Capital Bank Financial Corp., which had $10 billion of total assets and nearly 200 banking centers in four southern U.S. states. In another 2017 transaction, we acquired a national leader in trading, securitization, and analysis of Small Business Association loans.
•We have made key talent hires in critical areas throughout our company, with the main focus on organically growing economically profitable business lines inside and outside our traditional markets.
•Throughout this period, but especially in 2021, we have pruned and adapted our physical banking center network to reflect long-term trends in client usage of banking centers, and are making more efficient use of other physical facilities. Correspondingly, we have expanded and enhanced our digital banking products and services. These efforts are expected to continue.
•Lending has been strong in certain specialty areas, such as lending to mortgage companies, where demand is strongly stimulated by the low interest rates in effect during this period.
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
After closing, our board expanded to 17 directors, of which nine are from legacy First Horizon and eight are from legacy IBKC. IBKC shareholders collectively were issued 243 million First Horizon common shares (on a net basis).
Under applicable accounting guidance, none of the income or expense recognized by IBKC prior to the merger is included in our income or expense for 2020. As a result, our 2020 operating results consist of approximately two quarters of legacy First Horizon plus approximately two quarters of combined First Horizon and IBKC. In addition, operating results in 2020 were significantly affected by merger-related expenses and by two significant accounting impacts, described in Large Accounting Impacts from IBKC Merger below.
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
Large Accounting Impacts from IBKC Merger
Under applicable accounting guidance, closing the IBKC merger in July created two substantial impacts on our operating results for 2020. First, although we were required to record IBKC’s loans at fair value on the closing date, we also were required to recognize, as a provision for credit losses, an estimate of current expected credit losses for certain acquired loans. A similar process, with much smaller numbers, occurred for the loans associated with the 30-branch purchase. The overall incremental expense, recorded in third quarter 2020, was $147 million. Moreover, we were required to record, on a preliminary basis, a nontaxable purchase accounting gain from the merger of $533 million, driven by the stock market decline in 2020 associated with the COVID-19 pandemic. The net result of those two impacts was a $386 million uplift to our pretax income in 2020 unrelated to the ordinary operation of our businesses.
Expenses related to IBKC Merger
Closing the IBKC merger, integrating the business operations and systems, and making the changes necessary to achieve intended cost and other synergies resulted in substantial noninterest expenses in 2020 and

13	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

in 2021. Additional significant expenses related to integration and optimization will be incurred in 2022.
Low Credit Loss Rates through 2019
During 2017-2019, our provision for credit losses was unusually low, though in 2019 it began to normalize. When provision is low, differences from year to year can be idiosyncratic, driven by just a few clients.
CECL Accounting and COVID-19
Starting in 2020, accounting guidance changed, requiring us to recognize “current expected credit loss” on all loans. The new guidance had the effect of accelerating, compared to prior guidance, the recognition of provision expense at times when general economic conditions deteriorate in a rapid manner. Starting in March 2020, government and public reaction to the COVID-19 pandemic caused substantial and rapid, and previously unexpected, business disruption and economic deterioration. Those events substantially changed our expectations for future credit loss and, accordingly, our provision was significantly elevated in 2020.
In 2021, we recognized net provision credit (negative expense) in the year overall, as a portion of credit loss accrued in 2020 was effectively reversed and underlying credit loss trends remained modest in most portfolios.
Fixed Income Volatility
In 2017 and 2018, market conditions were quite subdued for our fixed income business. Starting in 2019, however, increased market volatility and the downward direction of interest rates resulted in much higher trading volume and noninterest income in that business. In 2021, performance in fixed income started to moderate as market conditions started to change again, and we expect moderation to continue into 2022. See the Fixed Income discussion under Cyclicality within the Other Business Information section of this Item, which begins on page 18, for additional information.
Sale of Visa Class B Stock in 2018
In 2018, we sold our remaining legacy stock holdings of Visa for a large gain, significantly increasing noninterest income that year.
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
Monetary Policy Shifts
Although interest rates during each of these years were quite low by historical standards, short-term rates were raised in 2017 and 2018. Short-term rates were reduced in 2019 and again in 2020, the latter in response to the pandemic. An asset-buying program by the Federal Reserve put downward pressure on long-term interest rates as well, especially in 2020 and 2021. These changes impacted our net interest margin, raising and lowering it over this period. Net interest margin is a measure of the profit we make on loans and other earning assets in relation to our cost of deposits and other funding sources. Because funding costs cannot realistically fall below zero, the very low rate environment during 2020-21 resulted in historically low net interest margin levels for us.
During much of 2021, the Federal Reserve kept short-term rates low and maintained an asset-buying program intended to put downward pressure on long-term rates. Late in 2021, and continuing into 2022, the Federal Reserve has signaled that its asset-buying program will cease, that it expects to start raising short-term rates in reaction to price inflation experienced in the U.S. during much of 2021, and that it expects to reduce its asset holdings once buying has stopped.
Additional information concerning monetary policy and changes to it appears: within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 29; under the caption Risks Associated with Monetary Events beginning on page 38 within Item 1A; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of 2021 MD&A (Item 7), which begins on page 99.
Mortgage-Related Businesses
We lend to mortgage lending companies, we originate mortgage loans, and we provide title and related services that depend significantly on new and refinanced home mortgage activity. Lending to mortgage companies has been a significant business for us in all five years shown in Table 1.7, while the latter two businesses were insignificant for us until our merger with IBKC in 2020.
All three mortgage-related businesses benefited substantially from the recent low interest rate environment. As discussed above, we expect mortgage rates to rise in 2022, which should moderate revenues and income in all three businesses compared to 2021.

14	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Significant Trends Past Five Years
Noteworthy trends during these five years included:
•Growth in net interest income was significant through 2018, driven by net loan growth, interest rate increases, and (in 2018) the Capital Bank merger. Growth flattened in 2019 as net loan growth, especially in mortgage warehouse lending, was offset by net interest margin declines. Margin declines continued in 2020 and 2021, though loan balances increased substantially with the IBERIABANK merger.
•In 2017, an overall downward trend in noninterest income was due mainly to lower fixed income revenues, driven by challenging market conditions. The large increase in 2018 was mainly due to the Visa stock sale, along with an uptick following the Capital Bank merger. The 2017 downward trend reversed in 2019-21 as interest rates declined, market volatility increased, and fixed income revenues improved markedly. Also, 2020 and 2021 enjoyed a substantial increase in noninterest income following the IBERIABANK merger, especially in relation to consumer mortgage originations and related services.
•The large deposit upticks in 2017 and 2020 were driven substantially by the Capital Bank, IBERIABANK, and 30-branch transactions. Also in 2020 and 2021, the federal Paycheck Protection Program (“PPP”) contributed to deposit growth as proceeds from PPP loans boosted average deposit account balances. Organic growth in deposits from core banking clients grew throughout this period, even when interest rates were extremely low. That core growth is masked in some years by our deliberate reductions in market-indexed deposits, which tend to be higher rate, and in other years by those large transactions.
•Throughout 2020, and to a lesser extent in 2021, economic and business disruption related to the COVID-19 pandemic created substantial challenges for our clients and for our company. The disruptions in late 2021 from yet another new variant of the virus have continued in early 2022.
Exited Businesses
Over the past five years, we have focused primarily on regional banking and specialty banking products and services. We have partially or fully exited some smaller businesses during those years. Exited businesses are managed in our corporate segment currently, and were managed in our non-strategic segment before 2020.

2022 Merger Agreement with Toronto-Dominion Bank
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), TD Bank US Holding Company, a Delaware corporation and indirect, wholly owned subsidiary of TD (“TD-US”), and Falcon Holdings Acquisition Co., a Delaware corporation and wholly owned subsidiary of TD-US (“Merger Sub”).
Pursuant to the TD Merger Agreement, FHN and Merger Sub will merge (the “First Holding Company Merger”), with FHN continuing as the surviving entity in the merger. Following the First Holding Company Merger, at the election of TD, FHN and TD-US will merge (the “Second Holding Company Merger” and, together with the First Holding Company Merger, the “Holding Company Mergers”), with TD-US continuing as the surviving entity in the merger.
Upon the terms and subject to the conditions set forth in the TD Merger Agreement, each share of FHN common stock, par value $0.625 per share, (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the First Holding Company Merger (the
“First Effective Time”) will be converted into the right to receive $25.00 (USD) per share in cash, without interest. If the transaction does not close on or before November 27, 2022, shareholders will receive an additional $0.65 per share of Company Common Stock on an annualized basis (or approximately 5.4 cents per month) for the period from November 27, 2022 through the day immediately prior to the closing. Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued outstanding in connection with the First Holding Company Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of TD-US having terms as described in the Merger Agreement.
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Proposed TD Merger”).

15	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

In connection with the execution of the TD Merger Agreement, TD has agreed to purchase from FHN shares of non-voting Perpetual Convertible Preferred Stock, Series G, a new series of preferred stock of FHN (the “Series G Convertible Preferred Stock”) in a private placement transaction having an aggregate liquidation preference and purchase price of approximately $493.5 million, pursuant to a securities purchase agreement between FHN and TD entered into concurrently with the execution and delivery of the TD Merger Agreement. The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of Company Common
Stock in certain circumstances, including the closing of the Proposed TD Merger.
Additional information regarding the Proposed TD Merger, the TD Merger Agreement, and the issuance of Series G Convertible Preferred Stock will be included under Item 1.01 “Entry into a Material Definitive Agreement”, Item 3.02 “Unregistered Sales of Equity Securities”, Item 5.03 “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year”, and Item 8.01 “Other Events” in a Current Report on Form 8-K to be filed by FHN after this report on Form 10-K is filed.
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
Banking Competition
Our regional banking business primarily competes in those areas within the southern U.S. where we have banking center locations, summarized in Table 1.2. However, competition in our industry is trending away from the traditional geographic footprint model. That trend is happening throughout the industry, but the rate of change is highly uneven among different types of clients, products, and services. In our company, that trend is most evident in our specialty banking segment.
Our regional banking business serves both consumer and commercial clients. The consumer businesses remain strongly linked to our physical banking center locations, even as our delivery of financial services to consumers is increasingly focused on popular non-physical delivery methods, such as online and mobile banking. Online and mobile banking have contributed to a decline in banking center usage, but not (so far) an erosion of the link between banking center versus consumer client location. Increasingly, however, consumers are able to manage, through a single institution, their financial accounts at multiple institutions. Cross-institutional management features may contribute to a de-linking of consumers to physical banking center networks.
Our commercial businesses, especially in our specialty banking segment, also have a geographic linkage, but it is weaker. Some areas of specialty lending, such as franchise finance, mortgage warehouse lending, asset-based lending, and certain other specialty businesses (see Fixed Income Competition below) are multi-regional or national in scope rather than being heavily centered on banking center locations.
Key traditional competitors in many of our markets include Wells Fargo Bank N.A., Bank of America N.A., First-
Citizens Bank & Trust Company (dba First Citizens Bank), Synovus Bank, Truist Bank, Regions Bank, JPMorgan Chase Bank National Association, PNC Bank National Association, BankUnited, Hancock Whitney Bank, and Pinnacle Bank, among many others including many community banks and credit unions.
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
In recent years, certain financial companies or their affiliates that traditionally were not banks have been able

16	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

to compete more directly with the Bank for deposits and other traditional banking services and products. Increased fluidity across traditional boundaries is likely to continue. Non-traditional companies competing with us for traditional banking products and services include investment banks, brokerage firms, insurance company affiliates, peer-to-peer lending arrangers, non-bank deposit acceptors, companies offering payment facilitation services (such as PayPal and pre-paid debit card issuers), and extremely short-term consumer loan companies. An example of a non-traditional company offering a broad range of financial services is SoFi, an online/mobile company in operation for about a decade, that recently was approved in the U.S. to become a bank.
Fixed Income Competition
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
Additional Information About Competition
For additional information on the competitive position of FHN and the Bank, refer to the General subsection above within this Item 1. Also, refer to the subsections entitled Supervision and Regulation and Effect of Governmental Policies, both of which are relevant to an analysis of our competitors. Due to the intense competition in the financial services industry we can make no representation that our competitive position has or will remain constant, nor can we predict how it may change in the future.
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
For this “differentiated experience” strategy to succeed, we must build and nurture a diverse and inclusive workplace culture that strives to attract, hire, and retain the best people available by compensating and, just as importantly, treating people fairly; ensure that associates have opportunities for professional growth and advancement within the company; support associates with appropriate workplace resources and training; promote constructive collegiality and a sense of workplace community; encourage innovation and the development of better ways to address business challenges; publicly recognize within the company associate achievements, both great and small; and promote behaviors that provide clients with best-in-class service. At First Horizon, we call that culture “Firstpower.”
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

17	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
At December 31, 2021*:
•First Horizon had 7,867 associates, or 7,676 full-time-equivalent associates, not including contract labor for certain services:
◦69% white, 18% African American, 9% Hispanic, 2% Asian, and 2% two or more races or ethnicities
◦63% female and 37% male
•Of those, First Horizon had 1,215 corporate managers:
◦79% white, 12% African American, 6% Hispanic, 2% Asian, and 1% two or more races or ethnicities
◦54% female and 46% male
•Of the managers, First Horizon had the CEO and 9 members of the CEO's Executive Management Committee:
◦80% white, 10% African American, 0% Hispanic or Asian, and 10% two or more races or ethnicities
◦50% female and 50% male
__________
*    Data compiled from information provided by associates. Percentages may not add to 100% due to rounding.
Other Business Information
Strategic Transactions
An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past three years are described in Note 2 to our 2021 Financial Statements (Item 8), beginning on page 134 of this report.
The most significant transactions in the past five years are our merger of equals with IBKC in 2020 and our merger with Capital Bank Financial Corp. in 2017. IBKC’s assets comprised roughly three-sevenths of our combined assets immediately after closing in July 2020. Capital Bank’s assets comprised roughly one-fourth of our combined assets immediately after closing in November 2017. We completed systems integration for the Capital Bank transaction in 2018, and we completed systems integration with IBKC in February 2022.
Other significant transactions include our purchase of 30 banking centers in July 2020, with over $2 billion of associated deposits, and our acquisition of Coastal Securities, Inc. in 2017, a leader in trading and securitizing SBA loans.
Subsidiaries
FHN’s consolidated operating subsidiaries at December 31, 2021 are listed in Exhibit 21. Technical and regulatory details follow:
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
•First Horizon Advisors, Inc. and FHN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required.

18	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

•First Horizon Insurance Services, Inc., FHIS, Inc., First Horizon Insurance Agency, Inc., Lenders Title Company, United Title & Abstract L.L.C., and United Title of Louisiana, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required. First Horizon Insurance Agency, Inc. and United Title & Abstract L.L.C. are inactive.
•First Horizon Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.
•Our financial subsidiaries under the Gramm-Leach-Bliley Act are: FHIS, Inc.; FHN Financial Securities Corp.; First Horizon Advisors, Inc.; First Horizon Insurance Agency, Inc.; and First Horizon Insurance Services, Inc.
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
Cyclicality
Banking
Financial services facilitate commercial and consumer economic activities in critical ways. In many key respects, modern financial services make modern types and volumes of economic activity possible. Put simply, we do well when our clients do well, and vice-versa. As a result, our banking business is broadly and strongly dependent on the size and strength of the U.S. economy.
Generally, when the U.S. economy is in an expansionary phase of the business cycle, our loan balances rise, income from lending tends to rise (assuming static interest rates and margins), credit losses tend to fall, and fee income tends to increase. In a contracting phase, those patterns tend to reverse. The impact of those factors on our operating results can be substantial, especially if they consistently move up or down at the same time.
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
Further information on these topics is presented: within Item 1A (which begins on page 31), in Risk from Economic Downturns and Changes, Risks Associated with Monetary Events, Liquidity and Funding Risks, and Interest Rate and Yield Curve Risks; and, within 2021 MD&A (Item 7), in Executive Overview (page 61), Interest Rate Risk Management (page 93), and Market Uncertainties and Prospective Trends (page 99).
Fixed Income
Our fixed income and capital markets business, reported as part of our specialty banking segment, is significantly affected by interest rate cycles which, in turn, are affected by general economic and business cycles.

19	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

In broad terms, the typical impact of Federal Reserve interest and monetary policy on our fixed income business is summarized in Table 1.8.
Table 1.8
Typical Impact of Fed Policy on
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
In terms of tightening vs. easing, the Federal Reserve policy phase sometimes is clearly known, but sometimes is not. Although Federal Reserve actions at a given time can consistently support one phase, often they are a mix. For example, The Federal Reserve may want to flatten the yield curve by raising short-term rates while lowering long-term rates, or steepen the curve by taking the opposite actions. Also, major exogenous factors, such as the COVID-19 pandemic, can significantly impact the capital markets and the performance of our fixed income business. In broad terms, these relationships are summarized in Table 1.9.
Table 1.9
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
Market Outlook
The single most important market factor in 2022 for FHN likely will be when, and to what extent, short-term and long-term interest rates rise from the very low levels seen in 2020 and 2021. A key corollary will be how rate changes affect the shape of the yield curve. Early in 2022, when this report was prepared and filed, long-term rates in the markets have risen modestly in reaction to, and perhaps in anticipation of, Federal Reserve actions. FHN believes it is likely that the Federal Reserve will act to cause long and short rates to rise during the year, though FHN cannot predict the timing or degree of effectiveness of those actions.
Additional information concerning market uncertainties and trends appears in Market Uncertainties and Prospective Trends within 2021 MD&A (Item 7) beginning on page 99, especially under the captions Federal Reserve Policy in Transition and COVID-19 Pandemic.
Other Business Information Associated with this Report
For additional information concerning our business, refer to 2021 MD&A (Item 7).

20	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Business Information External to this Report
Our current primary internet address is www.firsthorizon.com. A link to the Investor Relations section of our internet website appears near the bottom of the home page of our website. Within the Investor Relations homepage there is a "Learn More" link associated with "SEC Filings." Clicking that link makes available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 214. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.
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
A bank holding company that is not a financial holding company is limited to engaging in “banking” and activities found by the Federal Reserve to be “closely related to banking.” Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in a broader range of activities that are “financial in nature.” See Financial Activities other than Banking within this Supervision and Regulation discussion below.
The Federal Reserve may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See Interstate Branching and Mergers and Community Reinvestment Act (“CRA”), both within this Supervision and Regulation discussion below.
The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2021, the FDIC reports that the Bank held approximately 15% of such deposits.
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
The Bank has chosen to be a member of the Federal Reserve. As a result, the Federal Reserve is the Bank’s primary federal regulator. As a member, the Bank must buy and hold stock in its district Federal Reserve Bank equal to 6% of the Bank’s capital stock and surplus. The Bank is paid a dividend on its investment at a rate which varies with ten-year U.S. Treasury rates, capped at 6%. The Bank cannot sell its investment in Federal Reserve Bank stock, and the investment provides the Bank with no control over the Federal Reserve System.
Tennessee law requires the Bank, as a member of the Federal Reserve, to comply with federal capital and many other regulatory requirements in lieu of, or sometimes in addition to, state requirements. For that reason, this Supervision and Regulation section focuses on federal

21	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

requirements for many topics related to the Bank, mentioning state requirements only where significant.
From 1864 until 2019, the Bank was a national banking association subject to the regulation and supervision of, and to examination by, the Office of the Comptroller of the Currency. In 2019, the Bank converted from a national bank to a Tennessee state bank. Conversion did not significantly alter the scope of the Bank’s activities: Tennessee law generally allows a Tennessee state bank to take any action that a Tennessee-based national bank could take.
The Bank is insured by, and subject to regulation by, the FDIC and is subject to regulation in certain respects by the CFPB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, several of the Bank’s subsidiaries are regulated separately, as discussed in Subsidiaries within this Item 1 under the Other Business Information discussion above, which begins on page 18.
In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control interest rates, money supply, and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.
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

22	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

the Bank’s assets would be inadequate, in a dissolution, to pay liabilities and preferential rights. Similarly, the Bank’s Board must consider current and prospective needs in making a decision to declare a dividend.
In addition, in order to pay cash dividends, the Bank must obtain the prior approval of the Federal Reserve and the TDFI Commissioner if the total of all dividends declared by the Bank’s board of directors in any calendar year exceeds the total of (i) the Bank’s retained net income for that year plus (ii) the Bank’s retained net income for the preceding two years, less certain required capital transfers, as applicable. Below that ceiling, approval generally is not required (but see Other Factors Affecting Dividends immediately following this discussion). Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $1.1 billion at January 1, 2022. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption Liquidity Risk Management in our 2021 MD&A (Item 7) beginning on page 95 of this report; and under the caption Restrictions on dividends in Note 13—Regulatory Capital and Restrictions of our 2021 Financial Statements (Item 8), beginning on page 159.
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
The payment of cash dividends by us or by the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and requirements imposed by debt covenants. For example, as discussed under Capital Adequacy within this Supervision and Regulation discussion below, our ability to pay dividends would be restricted if its capital ratios fell below minimum regulatory requirements plus a capital conservation buffer.
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
Transactions with Affiliates
The Bank’s ability to lend or extend credit to its parent company or nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) is restricted. The Bank and its subsidiaries generally may not extend credit to us or to any other affiliate in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to us and all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Extensions of credit and other transactions between the Bank and us or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Further, the type, amount, and quality of collateral which must secure such extensions of credit is regulated.
There are similar legal restrictions on: the Bank’s purchases of or investments in the securities of and purchases of assets from us or our nonbank subsidiaries; the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of us or our nonbank subsidiaries; the issuance of guaranties, acceptances, and letters of credit on behalf of us or our nonbank subsidiaries; and certain bank transactions with us or our nonbank subsidiaries, or with respect to which we or our nonbank subsidiaries act as agent, participate, or have a financial interest.

23	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Capital Adequacy
Federal financial industry regulators require that regulated institutions maintain minimum capital levels. The capital rules in the U.S. are based on international standards known as “Basel III.” Those U.S. rules require the following:
•Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2021, our Common Equity Tier 1 Capital Ratio was 9.92% and the Bank’s was 10.75%.
•Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2021, our Tier 1 Capital Ratio was 11.04% and the Bank’s was 11.22%.
•Total Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2021, our Total Capital Ratio was 12.34% and the Bank’s was 12.41%.
•Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses.
•Leverage Ratio—Base. For all supervised financial institutions, including us or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31,
2021, our Leverage ratio was 8.08% and the Bank’s was 8.20%.
•Leverage Ratio—Supplemental. For the largest internationally active supervised financial institutions, not including us or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.
We believe that we and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2021.
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
Moreover, the Federal Reserve has indicated that it considers a “Tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.
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

24	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Prompt Corrective Action (PCA)
Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories. The specific requirements applicable to us are summarized in Table 1.10.
Table 1.10
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

At December 31, 2021, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.
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
Liquidity Coverage Ratio
The liquidity coverage ratio, or LCR, refers to the amount of liquid assets (cash, cash equivalents, or short-term securities) banks are required to keep on hand to meet a hypothetically projected total net cash outflows over a forward-looking 30-day period of stress. The stressed outflow estimate is based a standard set of hypothetical assumptions set forth in regulatory requirements. The LCR is designed to ensure banks hold a buffer of high-quality liquid assets so that they can meet their short-term liquidity needs and remain stable and strong in a stressed environment. Liquid assets generally provide low income levels compared to other investments, so a higher LCR requirement can negatively impact a bank's earnings.

25	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

The LCR requirement does not apply to institutions with assets of less than $100 billion, and so does not apply to us or the Bank. For larger institutions, the minimum LCR requirement increases based on a bank’s asset size.
Category IV banks, with at least $100 billion in assets, are not subject to LCR requirements unless they have at least $50 billion in weighted short-term wholesale funding.
Holding Company Structure and Support of Subsidiary Banks
Because we are a holding company, our right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank), except to the extent that we may be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the other creditors in the event of liquidation of the bank.
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
Interstate Branching & Mergers
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
A CRA rating below “satisfactory” can slow or halt a bank’s plans to expand by branching, acquisition, or merger, and

26	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

can prevent a bank holding company from becoming a financial holding company. In its most recent CRA assessment, for 2020, the Bank received ratings of "High
Satisfactory" in Lending and in Service, "Outstanding" in Investment, and "Satisfactory" overall.
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
At December 31, 2021, we are a financial holding company and the Bank has a number of financial subsidiaries, as discussed in Subsidiaries within this Item 1 under the Other Business Information discussion, which begins on page 18.
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

27	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Data Security & Portability
Security & Privacy
Federal law requires banks to implement a comprehensive information security program that includes administrative, technical, and physical safeguards. Banks are required to have appropriate data governance practices and risk management processes as key functions supporting its operational resilience.
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
Portability & Client Control
Federal law restricts the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. Affiliate and non-affiliate sharing initiated by the Bank generally is permitted with client consent.
Increasingly, banks are being required to permit, enable, and support client control of client data, including the sharing of client data with Bank affiliates and with outside organizations. These requirements, which still are evolving, are intended to foster data portability for clients and greater competition among financial services firms. However, they also significantly increase data security risks because they create additional access channels for bad actors to try to exploit, or they make accessing existing channels easier or faster.
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

28	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Compensation & Risk Management
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
Effect of Government Policies & Proposals
The Bank is affected by the policies of regulatory authorities, including the Federal Reserve, the TDFI, and the CFPB. See Supervision and Regulation beginning on page 21 for additional information.
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

29	2021 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

interest rates, deposit levels, loan demand, or the business and results of our operations, or whether changing economic conditions will have a positive or negative effect on operations and earnings. Additional information concerning monetary policy changes appears: under the caption Monetary Policy Shifts within the Significant Business Developments section of Item 1, which begins on page 12; under the caption Risks Associated with Monetary Events beginning on page 38 within Item 1A; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2021 MD&A (Item 7), which begins on page 99.
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
Sources & Availability of Funds
Information concerning the sources and availability of funds for our businesses can be found in our 2021 MD&A (Item 7), including the subsection entitled Liquidity Risk Management beginning on page 95, which material is incorporated herein by reference.

30	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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

TABLE OF ITEM 1A TOPICS

Topic	Page	Topic	Page
Risks related to the Proposed TD Merger	31	Regulatory, Legislative, and Legal Risks	43
Traditional Competition Risks	33	Risks of Expense Control	45
Traditional Strategic & Macro Risks	34	Geographic Risks	45
Industry Disruption	35	Insurance	46
Operational Risks	36	Liquidity & Funding Risks	46
Risks from Economic Downturns & Changes	38	Credit Ratings	47
Risks Associated with Monetary Events	38	Interest Rate & Yield Curve Risks	48
Risks Related to Businesses We May Exit	39	Asset Inventories & Market Risks	49
Reputation Risks	40	Mortgage Business Risks	50
Credit Risks	40	Pre-2009 Mortgage Business Risks	51
Service Risks	42	Accounting & Tax Risks	51
Risks related to COVID-19 Pandemic	42	Share Owning & Governance Risks	52

Risks Related to the Proposed TD Merger
The announcement and pendency of the Proposed TD Merger may adversely affect our business, financial condition, and results of operations. Uncertainty about the effect of the Proposed TD Merger on our associates, clients, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Proposed TD Merger is completed. These risks to our business include, among others, the following, all of which may be exacerbated by a delay in the completion of the Proposed TD Merger: (i) the impairment of our ability to attract, retain, and motivate its employees; (ii) the diversion of significant management time and attention from ongoing business operations towards the completion of the Proposed TD Merger; (iii) difficulties maintaining relationships with clients, suppliers and other business partners; (iv) delays or deferments of certain business decisions by our clients, suppliers and other business partners; (v) the inability to pursue alternative business opportunities or make appropriate changes to our business because the TD Merger Agreement requires us to, subject to certain exceptions, conduct its business in the ordinary course of business and to not engage in certain kinds of transactions prior to the completion of the Proposed TD Merger without the prior written consent of TD (such consent not to be unreasonably conditioned, withheld or delayed), even if such actions could prove beneficial; (vi) litigation relating to the Proposed TD Merger and the costs and uncertainties related thereto; and (vii) the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Proposed TD Merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated. Before the Proposed TD Merger may be completed, various approvals, consents, and non-objections must be obtained from the Federal

31	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Reserve and various other bank regulatory, antitrust, and other authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. The Federal Reserve has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve will expect the banking organization to resolve all such weaknesses before applying for such expansionary activity. The Federal Reserve has also stated that if issues arise during the processing of an application for expansionary activity, it will expect the applicant banking organization to withdraw its application pending resolution of any supervisory concerns.
The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or may place restrictions on the conduct of the combined company’s business, or may require changes to the terms of the transactions contemplated by the TD Merger Agreement and related bank merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the TD Merger Agreement and Bank Merger Agreement, imposing additional material costs on us. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Proposed TD Merger. Additionally, the completion of the Proposed TD Merger is conditioned on the absence of certain orders, injunctions, or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the TD Merger Agreement and related bank merger agreement.
In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of TD Merger Agreement and related bank merger agreement, neither us nor TBD will be required, and neither party will be permitted without the prior written consent of the other party, to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the mergers.
The TD Merger Agreement may be terminated in accordance with its terms, and the Proposed TD Merger may not be completed. The TD Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Proposed TD Merger. Those conditions include: (i) the approval of the Proposed TD Merger by the requisite vote of our shareholders; (ii) the receipt of all required regulatory approvals which are necessary to close the Proposed TD Merger and the expiration of all statutory waiting periods without the imposition of any materially burdensome regulatory condition; (iii) the absence of any order, injunction, decree, or other legal restraint preventing the completion of the Proposed TD Merger or any of the other transactions contemplated by the TD Merger Agreement or by the related bank merger agreement, or making the completion of the Proposed TD Merger illegal; (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party, generally subject to a material adverse effect qualification; and (v) the prior performance in all material respects by each party of the obligations required to be performed by it at or prior to the closing date.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Proposed TD Merger may not be completed. In addition, the parties can mutually decide to terminate TD Merger Agreement at any time, before or after shareholder approval. Also, either TD or we may elect unilaterally to terminate the TD Merger Agreement in certain circumstances.
Failure to complete the Proposed TD Merger could negatively impact us. If the Proposed TD Merger is not completed for any reason, including as a result of our shareholders failing to approve the Proposed TD Merger or as a result of failure to obtain all needed regulatory approvals, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our clients and associates.
For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Proposed TD Merger. Additionally, if the TD Merger Agreement is terminated, the market price of our common stock could decline because, after announcement of the Proposed TD Merger, we expect our market price to reflect the consideration to be paid under the TD Merger Agreement; a termination of the Proposed TD Merger would likely have a negative effect on our market price. We also could be subject to litigation related to any failure to complete the Proposed TD Merger or to proceedings commenced against us to perform our obligations under the TD Merger Agreement. If the TD Merger Agreement is terminated under certain circumstances, we may be required to pay to TD a termination fee of up to $435.5 million.
Additionally, we expect to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the TD Merger Agreement and related bank merger agreement, as well as the costs

32	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

and expenses of preparing, filing, printing, and mailing a proxy statement, and all filing and other fees paid in connection with the Proposed TD Merger. If the Proposed TD Merger is not completed, we would have to pay a large portion of these expenses without realizing the expected benefits of the Proposed TD Merger.
We will be subject to business uncertainties and contractual restrictions while the Proposed TD Merger is pending. Uncertainty about the effect of the Proposed TD Merger on associates and clients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Proposed TD Merger is completed, and could cause clients and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to the closing, and we are restricted from making certain acquisitions and taking other specified actions without the consent of TD until the Proposed TD Merger is completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Proposed TD Merger.
The TD Merger Agreement contain provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us. The TD Merger Agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by our board of directors, engage in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals. These provisions, which include a termination fee of up to
$435.5 million payable by us under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if, in the case of a potential acquisition of us, it were prepared to pay consideration with a higher per share price to our shareholders than what is contemplated in the Proposed TD Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
Shareholder litigation could prevent or delay the completion of the Proposed TD Merger or otherwise negatively impact our business and operations. One or more of our shareholders may file lawsuits against us and/or our directors and officers in connection with the Proposed TD Merger. One of the conditions to the closing is that no order, injunction, or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Proposed TD Merger or any of the other transactions contemplated by the TD Merger Agreement and related bank merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting us from completing the Proposed TD Merger, then such injunction may delay or prevent the effectiveness of the Proposed TD Merger and could result in significant costs to us, including any cost associated with the indemnification of directors and officers of each company. If a lawsuit is filed, we may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Proposed TD Merger. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the completion of the Proposed TD Merger.
Traditional Competition Risks
We are subject to intense competition for clients, and the nature of that competition is changing quickly. Our primary areas of competition include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, title insurance services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption within this Item
1A beginning on page 35) has intensified the competitive environment.
Some competitors are traditional banks, subject to the same regulatory framework as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. Examples of less-regulated activities include check-cashing services, independent ATM services, and “peer-to-peer” lending, where investors provide debt financing or other capital directly to borrowers.
We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for

33	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

clients, refer to Competition within Item 1 beginning on page 16 of this report.
We compete for talent. Our most significant competitors for clients also tend to be our most significant competitors for top talent. See Operational Risks below within this Item 1A for additional information concerning this risk.
We compete to raise capital in the equity and debt markets. See Liquidity and Funding Risks beginning on page 46 of this Item 1A for additional information concerning this risk.
Traditional Strategic & Macro Risks
We may be unable to successfully implement our strategy to operate and grow our regional and specialty banking businesses. Although our current strategy is expected to evolve as business conditions change, in 2022 our primary strategies are to (1) invest resources in our banking businesses before and after we complete the integration of the businesses and operations of First Horizon and IBKC, (2) seek to exploit opportunities for cost and revenue synergies, (3) seek to exploit growth opportunities, especially within the markets we serve, and (4) seek to exploit opportunities to cut cost without significant revenue impact. Organic growth, including exploitation of revenue synergies, is expected to be coordinated with a focus on strong and stable returns on capital.
Organically, over the past several years we enhanced our market share in our regional banking markets with targeted hires and marketing, and we invested resources in specialty commercial lending and private client banking. After the completion of the IBKC merger in 2020, we started to invest significantly in new platforms and processes to modernize legacy operations, provide a better client experience, reduce ongoing operating costs, and support future growth of the combined franchise. We expect investments of that sort to continue in 2022. Investments of that sort are expensive in the near term; although we believe they are necessary for our future and are appropriate for our company at this time, the financial returns on these investments are highly uncertain.
In the future more generally, we expect to continue to nurture profitable organic growth. We may pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves.
The TD Merger Agreement restricts us from making certain acquisitions and taking other specified actions while the Proposed TD Merger is pending without the consent of TD, and requires us to operate in the ordinary course of business. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Proposed TD Merger or may otherwise adversely affect our ongoing business and operations. See Risks Related to the Proposed TD Merger beginning on page 31 for a discussion of additional risks related to the Proposed TD Merger.
.
Failure to achieve one or more key elements needed for successful organic growth would adversely affect our business and earnings. We believe that the successful execution of organic growth depends upon a number of key elements, including:
•our ability to attract and retain clients in our banking market areas;
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
Failure to achieve one or more key elements needed for successful business acquisitions would adversely affect our business and earnings. In relation to the IBKC merger and the 30-branch acquisition that we closed in 2020, and to the extent we engage in future bank or non-bank business acquisitions, we face various additional risks, including:
•our ability to realize planned strategic and tactical objectives, including operating efficiencies and revenue synergies, within a reasonable time period after closing the transaction;
•our ability to identify, analyze, and correctly assess the execution, credit, contingency, and other risks in the acquisition and to price the transaction appropriately;
•our ability to properly evaluate loss inherent in the target business’ loan portfolios;

34	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
These risks may be exacerbated by the Proposed TD Merger. See Risks Related to the Proposed TD Merger beginning on page 31 for a discussion of additional risks related to the Proposed TD Merger.
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
The IBKC merger continued to present these special risks in 2021 and early in 2022. We expect them to diminish as the integration processes wind down this year.
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
Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may decentralize financial services, reducing the demand for banks as secure deposit-keepers and financial intermediaries.
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

35	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

acquired, managed, and accessed. While many banks are attempting to address this business need in various ways, it remains unclear which approaches will be successful in the long run. In addition, external vendors are developing processes to provide solutions. A basic challenge for all these efforts is how to integrate analysis of extremely disparate forms of data and utilize that analysis in each client contact in a manner which most clients not only accept, but value.
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
To thrive as our industry is disrupted, we will need to embrace some of the attitudes of a technology company, and shed some of the traditional attitudes often associated with banking. This has required, and will continue to require, an evolution in our corporate culture which, in turn, creates implementation risk. In this evolutionary process it is critical that we not lose sight of how our clients experience working with us and our systems, including those clients who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who just want services to be convenient, personalized, and understandable.
Just as disruptive business changes driven by new technologies and new client preferences can adversely impact us and our entire industry, similar events can adversely impact our commercial clients. In time, a major business disruption can cause dominant businesses to fail, and can shrink or even end entire lines of business. An example of this is the business failure of the Blockbuster video distribution chain and most other video distribution stores, and the rise of Netflix and similar services. Many other examples of this kind of process are ongoing today in many industries, including publishing, retail sales, news, and the creation as well as distribution of audio and video entertainment. To the extent disruptions impact our clients, we may experience elevated loan losses and loss of ongoing business which we may not be able to recapture with new clients.
As an illustration, the COVID-19 pandemic drove substantial changes in the preferences and practices of customers of many industries, including those of many of our clients. In some cases the changes in customer behaviors may be temporary, and in others the changes may be more permanent. For example, we have a significant franchise finance business, largely involving the restaurant industry. Those clients of ours which, before the pandemic, had robust mobile app, drive-through, and home delivery channels weathered the pandemic much better, on average, than others in that industry. Although traditional dine-in demand should increase once the pandemic is no longer a major public concern, it is not certain when or whether that demand will return to pre-pandemic levels.
Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks. Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and actual loss. The methods used to perpetrate and combat fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic communications and signatures, and otherwise create false instructions and documents that appear genuine.
Our anti-fraud actions are both preventive (anticipating lines of attack, educating associates and clients, etc.) and responsive (detecting, halting, and remediating actual attacks). Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes so that the entire industry can adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate

36	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Cybersecurity incidents happen frequently; they are an unavoidable part of doing business. Often, but not always, we detect and block the attempt. Often, but not always, the number of clients impacted is modest and our loss is minimal or none. Even with significant loss prevention and mitigation systems, the risk of a financially or reputationally significant incursion cannot be eliminated. Common categories of cybersecurity incidents relevant to us, as a bank, include: account takeover, client spoofing, and payment fraud; ransomware and other malware; client interface attacks (attempts to shut down or slow down our website or mobile app); and cloud (remote server) incursions. Common vulnerabilities include: clients and associates that fall victim to malicious emails or other communications and inappropriately share credentials allowing access to accounts or systems; older software or systems that do not have up-to-date security and are not sufficiently isolated from other systems; third-party software vulnerabilities; and third-party systems vulnerabilities. We believe the bad actors have a range of motivations, including: illegal profit; politically or geopolitically motivated disruption; and vandalism. Bad actors can range from amateurs to criminal organizations to nation-states.
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
The operational functions we outsource to third parties may experience similar disruptions that could adversely impact us and over which we may have limited control and, in some cases, limited ability to obtain an alternate vendor quickly. To the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks may become more difficult. We manage this risk by assessing the adequacy of cybersecurity prevention and detection systems and programs of critical vendors.
The operational functions of business counterparties, or businesses with which we have no relationship, may experience disruptions that could adversely impact us and over which we may have limited or no control. Although these events cannot be predicted individually, over time and in the aggregate they happen as surely as loan losses. For example, when a major U.S. consumer-oriented firm experiences a data systems incursion resulting in the theft of credit and debit card information, online account information, and other data, it impacts thousands or sometimes millions of people. Frequently, many of those affected are our clients. Although our systems are not breached by third-party incursions, these events can increase account fraud and can cause us to take costly steps to avoid significant theft loss to our Bank and our clients. Our ability to recoup our losses may be limited legally or practically in many situations. Possible points of incursion or disruption not within our control include retailers, utilities, insurers, health care service providers, internet service and electronic mail providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
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

37	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

reference, appears under the caption Operational Risk Management beginning on page 94 of our 2021 MD&A (Item 7).
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
We face the risk that our competitors may seek to use the Proposed TD Merger to target our clients. See Risks Related to the Proposed TD Merger beginning on page 31 for a discussion of additional risks related to the Proposed TD Merger.
.
Risks from Economic Downturns & Changes
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
Because all banks are sensitive to the risk of downturns, the stock prices of all banks typically decline, sometimes substantially, if the market believes that a downturn has become more likely or is imminent. This effect can and often does occur indiscriminately, initially without much regard to different risk postures of different banks.
Risks Associated with Monetary Events
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients. To illustrate: in response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019 the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its "easing" actions that held down long-term rates. For 2022, the Federal Reserve has indicated that it expects to end all easing and to begin raising short-term rates, subject in all events to changes in economic data.

38	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Normalizing (raising) interest rates in 2022, and possibly later, is likely to have several significant impacts on our businesses even if (as expected) rates remain low by historical norms. Key among those: (1) income from loans should increase, but so should our cost of deposits, and the levels or timing of those two increases may be uneven or unsynchronized so that our net interest margin could become less predictable during the transition period; (2) a key negative feature of the past low-rate environment has been a flatter than normal yield curve, and although it is possible rising rates will steepen the curve, it is also possible that the yield curve will flatten (see the next paragraph) or fluctuate unpredictably during the transition period; (3) higher rates, rising rates, and a flatter yield curve each tend to adversely impact our fixed income revenues; and (4) higher rates tend to adversely impact three mortgage-related businesses, consisting of origination, title services, and lending to mortgage companies, and changes in those businesses can be significant and sudden in reaction to changes in mortgage rates.
Recent statements by the Federal Reserve indicate an expectation to reduce its asset holdings in 2022, which will put upward pressure on long-term interest rates. We believe these statements were driven by a concern that, as short and long rates rise, short rates will rise faster, resulting in a flatter yield curve. Reducing the Federal Reserve's asset holdings would be intended to blunt that flattening.
The discussion above is qualified by several key unknowns: (1) although the Federal Reserve can directly change extremely short-term interest rates, its ability to affect long-term rates is indirect and tempered by market forces it cannot control; (2) we do not know what the Federal Reserve actually will do since all statements of possible or expected future actions are subject to future economic events and data; (3) the U.S. economy is in a transitional period, and economic events and data have frequently defied prediction over the past few quarters; and (4) even if overall events and trends follow current expectations, interest rates and the yield curve could experience periods of volatility as short-term economic imbalances work themselves out in the markets.
Additional information concerning these monetary policy transition risks is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 18; within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 29; in Interest Rate and Yield Curve Risks beginning on page 48; and under the caption Federal Reserve Policy in Transition within the Market
Uncertainties and Prospective Trends section of our 2021 MD&A (Item 7), beginning on page 99.
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
Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks beginning on page 48.
We may be adversely affected by economic and political situations outside the U.S. The U.S. economy, and the businesses of many of our clients, are linked significantly to economic and market conditions outside the U.S., especially in North and Central America, Europe, and Asia, and increasingly in South America. Although our direct exposure to non-US-dollar-denominated assets or non-US sovereign debt is insignificant, in the future major adverse events outside the U.S. could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (1) sovereign debt default (default by one or more governments in their borrowings), (2) bank and/or corporate debt default, (3) market and other liquidity disruptions, and, if stresses become especially severe, (4) the collapse of governments, alliances, or currencies, and (5) military conflicts. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties; impacts upon our clients; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation/deflation rates; and impacts upon us from our regulatory environment, which can change substantially and unpredictably from possible political response to major financial disruptions.
Risks Related to Businesses We May Exit
We may be unable to successfully implement a disposition or wind-down of businesses or units which no longer fit our strategic plans. We consider possible closures and divestitures as we continue to adapt to a

39	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

changing business and regulatory environment. Actions of this sort typically are elevated in the first few years after a significant merger. Following our 2017 merger with Capital Bank Financial, we closed/consolidated several banking locations and we sold a few of the smaller operating businesses that did not fit well with our strategic outlook. In 2021 we closed/consolidated several dozen banking locations in the wake of the 2020 IBKC merger, and other exiting actions may follow. Key risks associated with exiting a business include:
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
Credit Risks
We face the risk that our clients may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. In the last pre-COVID credit cycle, net charge-offs were $132 million in 2007, and increased to $573 million and $832 million in 2008 and 2009, respectively. Beginning in 2010, net charge-offs began to decline, reaching $13 million by 2017 and remaining historically very low through 2019. In 2020, net charge-offs unexpectedly rose to $120 million, driven strongly by the COVID-induced recession starting in March. Net charge-offs in 2021 fell sharply to $2 million, a very low level historically. We

40	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

believe this favorable outcome was substantially affected by our client selection and underwriting processes, along with our willingness to work with borrowers throughout the pandemic. We do not think it likely that net charge-offs in the future will remain at 2021's low level.
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
We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption Accounting & Tax Risks beginning on page 51, these guidelines and rules could change and cause provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. In fact, starting in 2020, such an accounting change was made and, when the COVID recession occurred starting in March, provision for credit losses significantly increased. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve or other banking regulators.
A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, in the economy, and in the regulatory environment, among other things, based on our experience originating loans and servicing loan portfolios. Changes in modeling could have significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be misguided or otherwise affected with substantial adverse consequences to us. A recent and still-current example of challenges we face in modeling stems from the COVID-19 pandemic and its related impacts on clients, the economy, and governmental interventions and accommodations.
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
The credit cycle was disrupted by COVID-19. Our expectation for loan losses in 2020 rose sharply with the COVID-19 pandemic and its recession, though in many cases actual losses, reflected in net charge offs, did not later materialize. Our expectations for credit loss abated dramatically in 2021, and significant amounts of the 2020 loss reserves were released, resulting in provision credits (negative expenses). We do not know what the new “normal” level of provision for credit loss will be once the impacts of the pandemic have fully ended, or what long-term impact the pandemic will have on the credit cycle. The low provision and net charge-off levels experienced before 2020 were historically unusual and might not be repeated. It is extremely difficult for banks, and for investors, to know when an uptick in credit loss is merely idiosyncratic or instead portends a major credit cycle change.
Based on the foregoing discussions, we expect loan loss provision expense and net charge-offs to be higher than 2021 during the next several years. We hope to offset that headwind with loan growth and, if interest rates rise and the yield curve steepens, higher margins. Loan growth in 2022 will be blunted by run-off of pandemic-era short-term lending under special government programs, and may be blunted if rates rise too much or too quickly.
The composition of our loans inherently increases our sensitivity to certain credit risks. At December 31, 2021, approximately 57% of total loans and leases consisted of the commercial, financial, and industrial (C&I) portfolio, while approximately 20% consisted of the consumer real estate portfolio.
The largest component of the C&I portfolio at year end was loans to mortgage companies, a component which represented about 15% of the C&I portfolio at that time. The second largest component was loans to finance and insurance companies. As a result, approximately 26% of the C&I portfolio was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in

41	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
•Geographic concentration. At year end, about 65% of the consumer real estate portfolio related to clients in three states: Florida, Tennessee, and Louisiana.
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
Volatility in the oil and gas industry can impact us. At year-end, approximately 2% of our total loans were directly related to the oil and gas industry. In addition to general credit and other risks mentioned elsewhere in this Item 1A, these businesses and their related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Significant oil-price volatility, such as that experienced in 2020-2021, can and often does impact our overall business in this industry by increasing provisioning and charge-offs, and by reducing demand for loans. Another set of risks specific to that industry relate to environmental concerns, including the risks of increased regulation or other governmental intervention, and the risks of adverse changes in consumption habits or public perceptions generally.
Additional information concerning credit risks and our management of them is set forth under the caption Asset Quality beginning on page 73 of our 2021 MD&A (Item 7).
Service Risks
We provide a wide range of services to clients, and the provision of these services may create claims against us that we provided them in a manner that harmed the client or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions Operational Risk Management and Compliance Risk Management, beginning on page 94 of our 2021 MD&A (Item 7).
Risks Related to COVID-19 Pandemic
The COVID-19 pandemic has led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, has adversely affected our ability to conduct normal business, has adversely affected our clients, continues to adversely impact U.S. and global manufacturing and delivery processes, and is likely to continue to harm our businesses and results of operations in ways that are difficult to predict.
Starting in late February 2020, financial market volatility increased dramatically based on concerns that COVID-19, and the steps being undertaken in many countries to mitigate its spread, would significantly disrupt economic activity. In March 2020, financial market volatility increased further, with several one-day stock market swings that resulted in significant market declines. Additionally: market pricing deteriorated in virtually all sectors and asset classes except U.S. Treasury securities; many states and cities in the U.S. declared health emergencies, lockdowns, travel restrictions, and quarantines, prohibiting gatherings of more than a small number of people and ordering or urging most businesses and workplaces to close or operate on a very restricted basis; the Federal Reserve lowered short-term interest rates and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit; the effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates; and the U.S. Congress enacted several relief laws. Government actions in the U.S. have included loan programs administered by banks and other private-sector lenders, liquidity programs administered by the U.S. Treasury, and favorable accounting and regulatory treatment (for lenders) of certain loan payment deferrals.

42	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

In 2020, the economic effects of these and related actions and events in the U.S. included: large numbers of partial or full business closures; large numbers of people were furloughed or laid off; large increases in unemployment; large numbers of workers worked from home; and large numbers of consumers were unwilling to undertake significant discretionary spending. In addition, worldwide demand for oil fell, resulting in significant drops in oil prices and in the values of oil-related assets.
Starting in late 2020, and accelerating in 2021, vaccines were distributed throughout the U.S. and the physical and commercial shutdowns started to abate. Late in 2021, monoclonal antibody treatments and new anti-viral medications offered hope that infected people could avoid the worst outcomes of the virus more effectively than with earlier treatments. Additional strains of COVID-19 have emerged worldwide, a few of which have caused some earlier restrictions to reappear but without the very large economic shocks experienced in 2020. It appears likely that further new strains will continue to appear, as they do with influenza. It also appears likely that a "return to normal" in 2022 or 2023 will be uneven and delayed at best, and that "normal" behavior patterns in the U.S. may become somewhat different than they were pre-COVID.
Within the U.S., governmental reactions to the pandemic in 2021 have been, and in 2022 very likely will continue to be, inconsistent from state to state and from city to city. Worldwide, these inconsistencies have been more pronounced, including enforced quarantine of large population segments if any outbreak is detected in some countries, closed borders in some countries, and virtually no restrictions at all in some countries. This situation, coupled with unpredictable work slowdowns associated with illness outbreaks, likely has contributed significantly to global supply chain and related difficulties that were commonplace in 2021.
We are not able to predict the impact of these still-changing circumstances on our businesses. The full extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on uncertain future developments, including new information which may emerge concerning the severity of new COVID strains, the effectiveness of vaccines and treatments on existing and new strains, and further actions governments may take to slow the spread of the virus, treat the ill, distribute the vaccines and treatments, and assist affected businesses.
In addition, the pandemic has resulted in modest operational disruptions for us. Clients’ physical access to banking centers has been restricted off and on in many markets, and many non-client-facing associates continued to work largely on a remote basis into early 2022. In addition, associates have become ill unpredictably, which occasionally slowed or modestly disrupted certain functions or processes. More significant disruptions in the future could adversely impact our businesses, financial condition, and results of operations.
Changes in interest rates due to Federal Reserve actions and market forces, mentioned above, negatively impacted our net interest margin (a measure of the average profit margin applicable to lending). The Federal Reserve has indicated its expectations to end easing, and begin raising short-term interest rates, in 2022, but the timing and degree of normalization cannot be predicted. Additional information is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 18; Risks Associated with Monetary Events beginning on page 38; in Interest Rate and Yield Curve Risks beginning on page 48; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2021 MD&A (Item 7), beginning on page 99.
Our clients and vendors have been adversely impacted by governmental and societal responses to COVID-19. Those impacts on clients reduced noninterest income, created downward loan migration (a reduction in loan-grading), and substantially increased provision for credit losses in 2020. Another sudden adverse change in circumstances could result in another round of unexpected provision expense along with a reduction of noninterest income.
In 2022, certain commercial loans will run off, and a portion of certain deposit accounts may diminish. In 2020 and 2021, in response to the pandemic, the U.S. guaranteed a category of commercial loans under the paycheck protection program ("PPP"), and further created rounds of direct-to-citizen cash payment programs. At December 31, 2021, we had $1 billion of PPP loans outstanding, nearly all of which we expect to be paid in 2022.
Regulatory, Legislative, & Legal Risks
The regulatory environment continues to be challenging. We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.
We are subject to many banking, deposit, insurance, securities brokerage and underwriting, investment management, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or

43	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

limit our ability to pursue certain business opportunities. See Supervision and Regulation within Item 1 of this report, beginning on page 21, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways.
The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.
We and our Bank both are required to maintain certain regulatory capital levels and ratios. U.S. capital standards are discussed in Item 1 of this report, in tabular and narrative form, under the caption Capital Adequacy within the Supervision & Regulation section of Item 1 which starts on page 21. Pressures to maintain appropriate capital levels and address business needs in a changing economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.
Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action (PCA) within the Supervision & Regulation section of Item 1 which starts on page 21; under the captions Capital, Capital Risk Management and Adequacy, and Market Uncertainties and Prospective Trends beginning on pages 87, 94, and 99, respectively, of our 2021 MD&A (Item); and under the caption Regulatory Capital in Note 13—Regulatory Capital and Restrictions, beginning on page 159 of our 2021 Financial Statements (Item 8).
Regulation of banks is tiered based on asset size; we are close to reaching $100 billion, which is the next tier above us. Regulatory restrictions and costs tend to increase based on asset tier. The two most significant impacts on us of crossing the $100 billion threshold are: becoming subject to Category IV enhanced prudential standards; and becoming at-risk for being subject to a liquidity coverage ratio requirement. Additional information appears in the Supervision & Regulation section of Item 1 which starts on page 21. To reach the next tier will require only modest organic growth for another two or three years, and even a modest bank acquisition is likely to put us over $100 billion.
Legal disputes are an unavoidable part of business, and the outcome of pending or threatened litigation cannot be predicted with any certainty. We face the risk of litigation from clients, associates, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. Matters of that sort are pending currently; it is unlikely we will ever experience a time when no litigation matter is outstanding. We manage litigation risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.
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
Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption Pre-2009 Mortgage Business Risks beginning on page 51; under the captions Repurchase Obligations, Market Uncertainties and Prospective Trends, and Contingent Liabilities beginning on pages 98, 99, and 103, respectively, of our 2021 MD&A (Item 7); and under the caption Contingencies in Note 17—Contingencies and Other Disclosures, beginning on page 168 of our 2021 Financial Statements (Item 8).

44	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Data privacy is becoming a major political concern. The laws governing it are new, and are likely to evolve and expand. Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Consumer Privacy Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. Further general regulation to protect data privacy appears likely. Banks in the U.S. already operate under privacy-protection laws and rules, but banking industry regulations in this area might be enlarged in response to this concern.
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
Although currently no proposal has been published, future regulations could discourage us from lending to clients in certain industries judged to be environmentally high-risk, even if those elevated risk factors have a long time horizon or are speculative for other reasons. Changes of that sort could curtail our ability to pursue profitable business opportunities.
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
We have also focused on the economic profit generated by our business activities and prospects rather than emphasizing revenues or ordinary profit. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment and utilization of resources. Economic profit analysis involves significant judgment regarding capital allocation. Mistakes in those judgments could result in a mis-allocation of resources and diminished profitability over the long run.
Despite our efforts, our costs could rise due to adverse structural changes or market shifts. For example: in 2021 and early 2022, compensation costs have risen markedly due to market forces beyond our control; and the overall cost of our health insurance benefit is highly dependent upon regulatory factors and market forces which also are beyond our control.

45	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Geographic Risks
We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the south-eastern and south-central U.S. states where we do most of our regional banking business. If those regions of the U.S. were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: earthquakes in Memphis; hurricanes in Florida, Louisiana, the Carolina coasts, or the Texas coast; a major change in health insurance laws impacting the many healthcare companies in middle Tennessee; and automotive industry plant closures.
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
We own certain bank-owned life insurance policies as assets on our balance sheet. Some of those policies are “general account” and others are “separate account.” The general account policies are subject to the risk that the carrier might experience a significant downgrade or become insolvent. The separate account policies are less susceptible to carrier risk, but do carry a higher risk of value fluctuations in securities which underlie those policies. Both risks are managed through periodic reviews of the carriers and the underlying security values. However, particularly for the general account policies, our ability to liquidate a policy in anticipation of an adverse carrier event is significantly limited by applicable insurance contracts and regulations as well as by a substantial tax penalty which could be levied upon early policy termination.
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
Liquidity & Funding Risks
Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, may materially and adversely affect our businesses, results of operations, financial conditions and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or

46	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

negatively affect our financial results. Our funding requirements in 2021 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.
Deposits traditionally have provided our most affordable funds and by far the largest portion of funding. However, deposit trends can shift with economic conditions. If interest rates fall, deposit levels in our Bank might fall, perhaps fairly quickly if a tipping point is reached, as depositors become more comfortable with risk and seek higher returns in other vehicles. This could pressure us to raise interest we pay on our deposits, which could shrink our net interest margin if loan rates do not rise correspondingly.
In the past three years, interest rates paid on deposits have fallen to remarkably low levels, and stock market values (broadly speaking) have climbed. Contrary to the expectations outlined in the paragraph above, deposit levels also have climbed. While difficult to explain definitively, it is possible that while a sizable portion of available capital holders are comfortable with risk in the stock markets, another sizable portion are highly risk-averse in light of the severe volatility experienced by the stock markets in 2018, 2019, and 2020. Deposit levels in 2020 and 2021 also were buoyed by Federal pandemic assistance, particularly direct cash payments to most citizens.
Deposit levels may be affected, fairly quickly, by changes in monetary policy. The Federal Reserve currently is changing monetary policy from easing to tightening. The Federal Reserve has indicated it intends to end easing, and begin tightening, based on economic events during the year, including inflationary pressures, employment data, and overall economic activity. Easing thus far has involved reducing the growth rate of the Federal Reserve's balance sheet (bond purchases), eventually to zero. If the Federal Reserve decides to shrink its balance sheet in order to quickly remove excess liquidity from the banking system, long-term interest rates may increase suddenly, and deposit levels may decrease significantly as clients move funds into bonds and similar instruments. Additional information concerning monetary policy changes appears under the caption Risks Associated with Monetary Events beginning on page 38 within this Item 1A, and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of 2021 MD&A (Item 7), which begins on page 99.
The market among banks for deposits may be impacted by capital rules. Those rules generally provide favorable treatment for core deposits. Institutions with less than $100 billion of assets are not required to maintain a minimum Liquidity Coverage ratio. At or above $100 billion, the requirement increases with size and certain activities. The largest banks, which must maintain the highest minimum ratio, may be incented to compete for core deposits vigorously. Although mid-sized banks, like ours, are only lightly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.
We also depend upon financing from private institutional or other investors by means of the capital markets. In 2020 we issued and sold $150 million of preferred stock, along with a total of $1.3 billion of senior and subordinated notes. In 2021, we issued and sold another $150 million of preferred stock. Presently we believe we could access the capital markets again if we desired to do so. Risk remains, however, that capital markets may become unavailable to us for reasons beyond our control.
A number of more general factors could make funding more difficult, more expensive, or unavailable on affordable terms. These include, but not limited to, our financial results, organizational or political changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Changes associated with LIBOR also may impact our funding ability; see Interest Rate and Yield Curve Risks beginning on page 48.
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

47	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

many purposes. At December 31, 2021, both rating agencies rated the unsecured senior debt of the Corporation and of the Bank as investment grade. The ratings outlook was stable from Moody’s and from Fitch for both the Corporation and the Bank. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered further, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.
Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business may have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.
Reductions in our credit ratings could allow some counterparties to terminate and immediately force us to settle certain derivatives agreements, and could force us to provide additional collateral with respect to certain derivatives agreements. Under our margin agreements, we are required to post collateral in the amount of our derivative liability positions with derivative counterparties. FHN could be asked to post collateral of an undetermined amount based on changes in credit ratings and derivative value.
Interest Rate & Yield Curve Risks
We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments. A considerable portion of our funding comes from short-term and demand deposits, while a sizeable portion of our lending and investing is in medium-term and long-term instruments. Changes in interest rates directly impact our revenues and expenses, and could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. In addition, our fixed income business tends to perform better when rates decline or markets are volatile, which tends to partially offset net interest margin compression.
A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve is a reflection of interest rates, at various maturities, applicable to assets and liabilities. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business.
The U.S. is transitioning away from “easing,” with the Federal Reserve indicating its expectations that bond purchases will end. In addition, short-term interest rates could be raised, starting in 2022. This significant change in direction, and in the underlying economics that are prompting the change, create opportunities and risks for us. The cessation of easing should result in upward pressure on long-term interest rates, steepening the yield curve and potentially providing a significant financial benefit to us. Raising short-term rates may re-flatten the yield curve and moderate or even end that benefit, unless long-term rates continue to rise in tandem with short rates. See Risks Associated with Monetary Events beginning on page 38 of this report for additional information. Moreover, the Federal Reserve appears to be taking these actions over concerns about monetary inflation and economic slowdown. An economic slowdown would adversely impact us even if rate moves, in isolation, would provide a benefit. See Risks from Economic Downturns beginning on page 38 for additional information.
Market-indexed deposit products are very sensitive to changes in short-term rates, and our use of them increases our exposure to such changes. If market rates rise, an increase in those deposit rates may be necessary before we are able to effect similar increases in loan rates.
Expectations by the market regarding the direction of future interest rate movements can impact the demand for and value of our fixed income investments, and can impact the revenues of our fixed income business. This risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.
The expected discontinuance of LIBOR as a viable benchmark rate may adversely affect our business and our operating results. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates the London InterBank Offered Rate

48	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

("LIBOR"), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR. In 2021, the FCA announced that tenors of U.S. dollar ("USD") LIBOR will no longer be published as follows:
•One week and 2-month USD LIBOR will not be published after December 31, 2021; and
•All other USD LIBOR tenors (e.g., overnight, 1-month, 3-month, 6-month and 12-month tenors) will not be published after June 30, 2023.
In the U.S., multiple alternative reference rates have become accepted alternatives to LIBOR. These alternatives include:
SOFR and Term SOFR. The Alternative Reference Rates Committee (“ARRC”) is a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York ("New York Fed") to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative. SOFR is published by the New York Fed but is not directly comparable to LIBOR and cannot easily or simply be substituted for it in outstanding instruments. Key differences between the two are: SOFR is based on secured lending, LIBOR is not; and SOFR historically has been published only as an overnight rate, while LIBOR is published in many short-term forward looking maturity tenors.
Since SOFR is based on secured lending, it is generally considered a “risk-free rate” whereas LIBOR includes an implicit credit spread. Currently there is market-accepted practice to fully address this first difference of SOFR from LIBOR. In response to the second difference, CME Group began to publish Term SOFR, a forward-looking rate with 1-month, 3-month and 6-month tenors. Term SOFR is based on SOFR futures contracts. The ARRC has recommended conventions for Term SOFR rates and has recommended CME Group as the administrator for Term SOFR.
AMERIBOR. Another alternative, the American Interbank Offered Rate (“AMERIBOR”) Index, is produced by the American Financial Exchange. AMERIBOR is based on actual transaction data involving credit decisions by many financial institutions, on an unsecured basis.
BSBY. The Bloomberg short-term bank yield index ("BSBY") is a proprietary rate index calculated and published by Bloomberg Index Services Limited. BSBY is based on actual transaction data involving unsecured credit.
FHN ceased originating new loans using LIBOR, and began making all three of those alternatives available to most commercial clients, in late 2021. For consumer adjustable rate mortgages, FHN offers only SOFR as the reference rate, which FHN believes has become the leading alternative in the U.S. for that category of loans. Outstanding loans affected by the 2021 discontinuance of LIBOR were transitioned to a new reference rate. The one-week and two-month USD LIBOR tenors were not commonly used, however; as a result, early in 2022, most of FHN's outstanding pre-2022 loans which use a reference rate continue to use LIBOR.
The impacts of this transition began late in 2021 and will continue for several years. Competitive pressures continue to constrain our ability to set terms using an alternative reference rate, and the industry has only modest experience with how these alternative rates behave in a variety of contexts and, therefore, what the risks are to the bank, and to the client, if conditions change after a loan is made. As a result, it is unclear how this transition, and the fully post-LIBOR environment starting in mid-2023, will impact our loan spreads and net interest margin overall.
As a lender, an owner of securities, or a contractual counterparty, our primary exposures to LIBOR are in variable-rate loans and in hedging transactions. As mentioned above, we are not able to determine the impact on us that LIBOR discontinuance will have.
A few instruments issued by us, including certain series of preferred stock and certain trust preferred obligations, have floating rate terms based on LIBOR, or have fixed rates that later will convert to floating rate terms based on LIBOR. We have risk that an adverse outcome of the LIBOR transition after the scheduled discontinuation could increase our interest, dividend, and other costs relative to those instruments. We may not be able to refinance those instruments on terms that reduce those costs to the level we would have expected if LIBOR were to continue indefinitely, unchanged.
The transition from LIBOR may impact our ability to use hedge accounting, which could impact us as a lender, a securities owner, a counterparty, or an issuer. Accounting and tax agencies have issued guidance that may ease the transition, or at least clarify the outcomes in various situations.
Additional information concerning the risks associated with LIBOR discontinuance and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption LIBOR and Reference Rate Reform within the Market Uncertainties and Prospective Trends section of our 2021 MD&A (Item 7), which begins on page 99.

49	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Asset Inventories & Market Risks
The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to clients, and we are exposed to certain market risks attributable principally to interest rate risk and credit risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.4 billion for 2021, 2020, and 2019. Average fixed income trading liabilities (short positions) were $540 million, $457 million, and $503 million for 2021, 2020, and 2019, respectively. Average loans held for sale in our fixed income business were $563 million, $554 million, and $485 million for 2021, 2020, and 2019. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Market Risk Management beginning on page 91 of our 2021 MD&A (Item 7).
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
Mortgage Business Risks
Three of our mortgage-related businesses—mortgage origination, title services, and lending to mortgage companies—are highly sensitive to interest rates and rate cycles. When rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. The U.S. has experienced extremely low interest rates for several years. Late in 2021, and continuing in 2022, the Federal Reserve has indicated its

50	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

intention to start normalizing (raising) interest rates. Although the prospect of rate increases might result in higher client activity for a brief time, and although the increases being publicly discussed early in 2022 would leave rates still very low by historical norms, we expect that rising rates in 2022 and possibly later will curtail our income from these businesses. That reduction in business could be significant and fairly sudden. Additional information concerning rates and their impacts upon us is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 18; in Risks Associated with Monetary Events beginning on page 38; in Interest Rate and Yield Curve Risks beginning on page 48; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2021 MD&A (Item 7), beginning on page 99.
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
The mortgage servicing business creates financial reporting valuation risks. Our contractual right to service a loan generally is viewed as an asset for financial reporting purposes. Servicing rights are initially recognized at fair value, which affects the gains recognized upon sale of the related loans. Thereafter, servicing rights are amortized and reviewed for impairment. The valuations of servicing rights are dependent upon a number of inputs and assumptions that require management judgment. If our servicing rights become large in relation to our overall size, especially in volatile times, the impact of valuation changes can be significant and difficult to predict.
Pre-2009 Mortgage Business Risks
We have risks from the mortgage-related businesses legacy First Horizon exited in 2008, including mortgage loan repurchase and loss-reimbursement risk, claims of improper foreclosure practices, and claims of non-compliance with contractual and regulatory requirements. In 2008 we exited our national mortgage and related lending businesses. We retain the risk of liability to clients and contractual parties with whom we dealt in the course of operating those businesses.
Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions Repurchase Obligations beginning on page 98, and Contingent Liabilities beginning on page 103, of our 2021 MD&A (Item 7); and under the captions Exposures from pre-2009 Mortgage Business and Mortgage Loan Repurchase and Foreclosure Liability, both within Note 17—Contingencies and Other Disclosures of our 2021 Financial Statements (Item 8), which Note begins on page 168.
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

51	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
One such accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially revised the measurement and recognition of credit losses for certain assets, including most loans, in a manner that substantially changed when and how we recognize loan loss. ASU 2016-13 was effective for us on January 1, 2020. Under ASU 2016-13, when we make or acquire a new loan, we are required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter that the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods that incorporate macroeconomic forecasts and our experience with other, similar loans. In contrast, the pre-2020 accounting standard delayed recognition until loss was “probable” (very likely). We adopted ASU 2016-13 and CECL accounting starting in 2020, with the impact on regulatory capital having a phase-in period. Starting in
2020, recognition of estimated credit loss was significantly accelerated compared to pre-CECL practice, which was aggravated by the actual and projected effects of the pandemic. Additional information concerning ASU 2016-13 appears in Note 1—Significant Accounting Policies within our 2021 Financial Statements (Item 8) beginning on page 122, and in Item 1 under the caption CECL Accounting and COVID-19 within the section entitled Significant Business Developments Over Past Five Years, which begins on page 12, all of which information is incorporated into this Item 1A by reference.
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
Share Owning & Governance Risks
The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may become unable to pay dividends to us without regulatory approval. First Horizon Corporation primarily depends upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred shareholders, and to service our outstanding debt. Regulatory constraints might constrain or prevent the Bank from declaring and paying dividends to us in 2022

52	2021 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

without regulatory approval. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $1.1 billion at January 1, 2022.
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
Our shareholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common shareholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and additional issuances could be at a sales price which is dilutive to current shareholders. We may also issue equity securities directly as consideration for acquisitions we may make that would be dilutive to shareholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically.
The IBKC merger, for example, resulted in a significant increase in our outstanding shares. In 2020, we issued to former IBKC shareholders common shares representing about 44% of our post-closing outstanding shares.
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
Provisions of Tennessee law, and certain provisions of our charter and bylaws, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to many of our shareholders. In addition, federal banking laws prohibit non-financial-industry companies from owning a bank, and require regulatory approval of any change in control of a bank.
Certain legal rights of holders of our common stock and of depositary shares related to our preferred stock to pursue claims against us or the depositary, as applicable, are limited by our bylaws and by the terms of the deposit agreements. Our bylaws provide that, unless we consent in writing to an alternative forum, a state or federal court located within Shelby County in the State of Tennessee will be the sole and exclusive forum for (i) any derivative action or proceeding brought in our right or name, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other associate of ours to us or our shareholders, (iii) any action asserting a claim against us or any director, officer or other associate of ours arising pursuant to any provision of the Tennessee Business Corporation Act, of our charter or bylaws or (iv) any action asserting a claim against us or any director, officer or other associate of ours that is governed by the internal affairs doctrine. In addition, each deposit agreement between us and the depositary, which govern the rights of the depositary shares related to our Series B, C, and D preferred stock, provide that any action or proceeding arising out of or relating in any way to the deposit agreement may only be brought in a state court located in the State of New York or in the United States District Court for the Southern District of New York.
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

53	2021 FORM 10-K ANNUAL REPORT

ITEM 1B. UNRESOLVED STAFF COMMENTS AND ITEM 2. PROPERTIES

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations.
Our banking centers, our fixed income and capital markets offices, our title services offices, our wealth management offices, and our loan origination, processing, and other physical offices, in the aggregate, remain important to our ability to deliver financial services to a large portion of our clients. For many years, banking center usage by clients has slowly declined, and for many years we have consolidated banking center locations in response to changing utilization patterns. We expect that long-term trend to continue. Information concerning our business locations, including banking center and other client-facing facilities, at year-end 2021 is provided under the caption Principal Businesses, Brands, & Locations within the Our Businesses section of Item 1 of this report, which begins on page 9; that information is incorporated into this Item 2 by this reference.
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
At December 31, 2021, we believe our physical properties are suitable and adequate for the businesses we conduct.

54	2021 FORM 10-K ANNUAL REPORT

ITEM 3. LEGAL PROCEEDINGS AND ITEM 4. MINE SAFETY DISCLOSURES

Item 3.    Legal Proceedings
The Contingencies section from Note 17-Contingencies and Other Disclosures, beginning on page 168 of this report within our 2021 Financial Statements (Item 8), is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

55	2021 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Supplemental Part I Information
Executive Officers of the Registrant
The following is a list of our executive officers, as defined by Securities and Exchange Commission rules, along with certain supplemental information, all presented as of February 20, 2022. The executive officers generally are elected at the April meeting of our Board of Directors
(following the annual meeting of shareholders) for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Terry L. Akins Age: 58
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

Elizabeth A. Ardoin Age: 52
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

Daryl G. Byrd Age: 67
Executive Chairman of the Board of First Horizon & the Bank (2020)
Following the closing of the merger of equals between First Horizon and IBKC, Mr. Byrd assumed the role of Executive Chairman of the Board of First Horizon and the Bank. Prior to the merger, he served as President (1999-2020) and Chief Executive Officer (2000-2020) of IBERIABANK Corporation and IBERIABANK. Mr. Byrd's term of office will end July 1, 2022.

Hope Dmuchowski Age: 43 Principal Financial Officer
Senior Executive Vice President—Chief Financial Officer of First Horizon & the Bank (2021)
Ms. Dmuchowski was elected to her current position in November 2021. Previously, she was Executive Vice President, Head of Financial Planning and Analysis and Management Reporting for Truist Financial Corp. (Sept.-Nov. 2021); Executive Vice President, Chief Financial Officer Corporate Banking, Commercial Banking and Corporate Groups for Truist (2019-2021); Executive Vice President, Chief Financial Officer Group Director for BB&T Corp. (2017-2019); and Sr. Vice President, Chief Financial and Operations Officer—Enterprise Operations Services for BB&T (2013-2017). Her career with BB&T, a predecessor of Truist, started in 2007.

Jeff L. Fleming Age: 60 Principal Accounting Officer
Executive Vice President—Chief Accounting Officer and Corporate Controller of First Horizon & the Bank (2012)
Mr. Fleming assumed the role of Executive Vice President—Chief Accounting Officer and Corporate Controller in 2012. Previously, starting in 1984, he held several positions with us, most recently (before his current role) Executive Vice President—Corporate Controller (2010-2011).

D. Bryan Jordan Age: 60 Principal Executive Officer
President and Chief Executive Officer (2008) of First Horizon & the Bank
Mr. Jordan became President and Chief Executive Officer in 2008. He was Chairman of the Board from 2012 until we closed the merger of equals between First Horizon and IBKC in 2020. From 2007 until 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of First Horizon and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and a Senior Executive Vice President of Regions.

Tammy S. LoCascio Age: 53
Senior Executive Vice President—Chief Operating Officer of First Horizon & the Bank (2021)
Following the closing of the merger of equals between First Horizon and IBKC in 2020, Ms. LoCascio assumed the role of Senior Executive Vice President—Chief Human Resources Officer of First Horizon and the Bank. Prior to the merger, starting in 2011, she served in several roles with the Bank, most recently Executive Vice President—Consumer Banking (2017-2020). In that role she led the retail, private client/wealth management, mortgage, and small business units.

56	2021 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
David T. Popwell Age: 62
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

Anthony J. Restel Age: 52
President—Regional Banking of First Horizon & the Bank (2021)
Following the closing of the merger of equals between First Horizon and IBKC, Mr. Restel assumed the role of Senior Executive Vice President—Chief Operating Officer of First Horizon and the Bank. From July to November 2021, Mr. Restel also acted as interim Chief Financial Officer. Prior to the merger, he had several roles with IBERIABANK Corporation and IBERIABANK starting in 2001, the most recent of which was Vice Chairman and Chief Financial Officer (2005-2020). During his tenure as Chief Financial Officer, Mr. Restel also served as Chief Credit Officer of IBERIABANK (2007-2009).

Susan L. Springfield Age: 57
Senior Executive Vice President—Chief Credit Officer of First Horizon & the Bank (2013)
Ms. Springfield assumed the role of Executive Vice President—Chief Credit Officer of First Horizon & the Bank in 2013, with “Senior” added to her title in 2020. Previously, starting in 1998, she served the Bank in several roles, the most recent of which (before her current role) was Executive Vice President—Commercial Banking (2011-2013).

Selected Other Corporate Officers
Clyde A. Billings, Jr.
Senior Vice President, Assistant General Counsel, and Corporate Secretary
Dane P. Smith
Senior Vice President
Corporate Treasurer

57	2021 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Common Stock; Common Shareholders
Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN. At December 31, 2021, there were approximately 9,426 shareholders of record of our common stock.
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
Additional information concerning repurchase activity during the final three months of 2021 is presented in Tables 7.22a and 7.22b, and the surrounding notes and other text under the caption Common Stock Purchase Programs beginning on page 89 of our 2021 MD&A (Item 7), which information is incorporated herein by this reference.
Total Shareholder Return Performance Graph
The “Total Shareholder Return 2016-2021” performance graph appearing on the next page, along with Table 5.1, is “furnished” and not “filed” as part of this report, and is not deemed to be soliciting material. Notwithstanding anything to the contrary set forth in this report or in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this report in whole or in part, neither the “Total Shareholder Return 2016-2021” performance graph nor Table 5.1 shall be incorporated by reference into any such filings.
The “Total Shareholder Return 2016-2021” performance graph compares the yearly percentage change in our cumulative total shareholder return with returns based on the Standards and Poor’s 500 and Keefe, Bruyette & Woods (KBW) Nasdaq and Regional Bank Indices. The graph assumes $100 is invested on December 31, 2016 and dividends are reinvested. Returns are market-capitalization weighted.
At year-end 2019 and earlier, First Horizon was included in the KBW Regional Bank Index. At year-end 2021 and 2020, First Horizon is included in the KBW Nasdaq Bank Index. The change in index resulted from the merger of equals in 2020 between First Horizon and IBERIABANK Corporation.

58	2021 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

Total Shareholder Return
2016 - 2021
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
First Horizon Corporation
S&P 500 Index
KBW Nasdaq Bank Index (BKX)
KBW Regional Bank Index (KRX)

Table 5.1
TOTAL SHAREHOLDER RETURN DATA

	2016	2017	2018	2019	2020	2021
First Horizon Corporation	$100.00	$101.94	$68.98	$89.97	$73.62	$97.64
S&P 500 Index	100.00	121.82	116.47	153.13	181.29	233.28
KBW Nasdaq Bank Index (BKX)	100.00	118.59	97.59	132.84	119.15	164.83
KBW Regional Bank Index (KRX)	100.00	101.81	84.00	104.05	95.02	129.84
Source: Bloomberg

Item 6.    [reserved]

59	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 7 TOPICS

60	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Introduction
First Horizon Corporation (NYSE common stock trading symbol “FHN”) is a financial holding company headquartered in Memphis, Tennessee. FHN’s principal subsidiary, and only banking subsidiary, is First Horizon Bank. Through the Bank and other subsidiaries, FHN offers regional banking, mortgage lending, title insurance, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management, capital markets, and other financial services to commercial, consumer, and governmental clients throughout the U.S. At December 31, 2021, FHN had over 500 business locations in 22 states, including over 400 banking centers in 12 states, and employed more than 7,500 associates.

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of FHN. It should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, as well as with the other information contained in this report.
Executive Overview
Merger Agreement with Toronto-Dominion Bank
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), TD Bank US Holding Company, a Delaware corporation and indirect, wholly owned subsidiary of TD (“TD-US”), and Falcon Holdings Acquisition Co., a Delaware corporation and wholly owned subsidiary of TD-US (“Merger Sub”).
Pursuant to the TD Merger Agreement, FHN and Merger Sub will merge (the “First Holding Company Merger”), with FHN continuing as the surviving entity in the merger. Following the First Holding Company Merger, at the election of TD, FHN and TD-US will merge (the “Second Holding Company Merger” and, together with the First Holding Company Merger, the “Holding Company Mergers”), with TD-US continuing as the surviving entity in the merger.
Upon the terms and subject to the conditions set forth in the TD Merger Agreement, each share of FHN common stock, par value $0.625 per share, (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the First Holding Company Merger (the “First Effective Time”) will be converted into the right to receive $25.00 (USD) per share in cash, without interest. If the transaction does not close on or before November 27, 2022, shareholders will receive an additional $0.65 per share of Company Common Stock on an annualized basis (or approximately 5.4 cents per month) for the period from November 27, 2022 through the day immediately prior to the closing. Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued outstanding in connection with the First Holding Company
Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of TD-US having terms as described in the Merger Agreement.
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Proposed TD Merger”).
In connection with the execution of the TD Merger Agreement, TD has agreed to purchase from FHN shares of non-voting Perpetual Convertible Preferred Stock, Series G, a new series of preferred stock of FHN (the “Series G Convertible Preferred Stock”) in a private placement transaction having an aggregate liquidation preference and purchase price of approximately $493.5 million, pursuant to a securities purchase agreement between FHN and TD entered into concurrently with the execution and delivery of the TD Merger Agreement. The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of Company Common Stock in certain circumstances, including the closing of the Proposed TD Merger.
Refer to 2022 Merger Agreement with Toronto-Dominion Bank in Item 1, beginning on page 15, for additional information.
IBKC Merger of Equals
On July 1, 2020, FHN completed its merger of equals with IBERIABANK Corporation. FHN's financial results for 2021 reflect the first full calendar year of operations for the combined Company. Results for 2020 reflect legacy FHN results prior to the completion of the merger and results from both FHN and IBKC from the merger closing date

61	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

forward. FHN expects to achieve its targeted $200 million of pre-tax annualized merger cost saves by the fourth quarter of 2022.
Banking Center Optimization
Banking clients’ utilization of digital capabilities to transact and purchase products and services has been on the rise, and the impact of the COVID-19 pandemic has accelerated this trend. In connection with the IBKC merger and the related impact of the pandemic, FHN conducted a comprehensive analysis of its enterprise-wide digital platforms and its banking center network. As a result, FHN determined that it was prudent to accelerate banking center closures in certain markets, resulting in the closure of 65 banking centers in 2021 and 10 banking centers in first quarter 2022.
2021 Financial Performance Summary
FHN reported net income available to common shareholders of $962 million, or $1.74 per diluted share, compared to net income of $822 million, or $1.89 per diluted share in 2020 which included a $533 million benefit, or $1.23 per diluted share, tied to an IBKC merger net purchase accounting gain.
Net interest income of $2.0 billion increased $332 million from 2020 driven by an increase in average interest-earning assets as a result of the IBKC merger. Results also reflect the benefit of lower deposit costs, which helped to partially offset the impact of lower interest rates on earning assets.
The provision for credit losses was a benefit of $310 million compared to an expense of $503 million in 2020, largely reflecting continued improvement in the overall macroeconomic outlook, positive credit grade migration, and lower loan balances. The provision expense for 2020 was impacted by the adoption of CECL, deterioration in the overall macroeconomic outlook attributable to the COVID-19 pandemic and additional provision related to acquired non-PCD loans.
Noninterest income of $1.1 billion decreased $416 million from 2020, largely driven by the $533 million purchase accounting gain from the IBKC merger in 2020. Results also reflect higher fee income from the full-year impact of the IBKC merger.
Noninterest expense of $2.1 billion increased $378 million from 2020 driven by the impact of the IBKC merger.
FHN continued to maintain strong capital measures in 2021. The Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2021 were 11.04% and 12.34%, respectively, compared to 10.74% and 12.57% at December 31, 2020. The CET1 ratio was 9.92% at December 31, 2021 compared to 9.68% at December 31, 2020.

62	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.1
KEY PERFORMANCE INDICATORS

	For the years ended December 31,
(Dollars in millions, except per share data)	2021	2020	2019
Pre-provision net revenue (a)	$974	$1,436	$631
Diluted earnings per common share	$1.74	$1.89	$1.38
Return on average assets (b)	1.15%	1.33%	1.08%
Return on average common equity (c)	12.53%	13.66%	9.60%
Return on average tangible common equity (a) (d)	16.46%	19.03%	14.71%
Net interest margin (e)	2.48%	2.86%	3.28%
Noninterest income to total revenue (f)	34.77%	47.41%	35.08%
Efficiency ratio (g)	68.56%	54.37%	66.15%
Allowance for loan and lease losses to total loans and leases	1.22%	1.65%	0.64%
Net charge-offs (recoveries) to average loans and leases	—%	0.26%	0.09%
Total period-end equity to period-end assets	9.53%	9.86%	11.72%
Tangible common equity to tangible assets (a)	6.73%	6.89%	7.48%
Cash dividends declared per common share	$0.60	$0.60	$0.56
Book value per common share	$14.39	$13.59	$15.04
Tangible book value per common share (a)	$11.00	$10.23	$10.02
Common equity Tier 1	9.92%	9.68%	9.20%
Market capitalization	$8,713	$7,082	$5,158
(a)Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table 7.30.
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
(f)Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)Ratio is noninterest expense to total revenue excluding securities gains (losses).
Results of Operations—2021 compared to 2020
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
Net interest income of $2.0 billion in 2021 increased 20% from 2020 driven by the impact of the IBKC merger. Results also reflect the benefit of lower deposit costs which helped to partially offset the impact of lower interest-earning asset yields and spreads.
FHN's net interest margin decreased 38 basis points from 2020 to 2.48% in 2021 and the net interest spread decreased 32 basis points to 2.36% over the same period. Net interest margin and net interest spread were unfavorably impacted by a 58 basis point decrease in earning asset yields, largely reflecting the impact of lower interest rates and higher levels of excess cash. The lower yield on earning assets was partially offset by a 26 basis point decrease in the cost of interest-bearing liabilities driven by lower deposit costs.
The following table presents the major components of net interest income and net interest margin:

63	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.2
AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS/RATES

(Dollars in millions)	2021			2020			2019
Assets:	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Loans and leases:
Commercial loans and leases	$44,325	$1,498	3.38%	$36,146	$1,324	3.66%	$22,385	$1,091	4.87%
Consumer loans	11,973	469	3.92	10,037	407	4.05	6,804	311	4.57
Total loans and leases	56,298	1,967	3.49	46,183	1,731	3.75	29,189	1,402	4.80
Loans held for sale	956	33	3.44	835	30	3.60	578	31	5.39
Investment securities	8,623	123	1.43	6,464	106	1.64	4,510	121	2.69
Trading securities	1,366	30	2.17	1,433	35	2.44	1,415	47	3.33
Federal funds sold	37	—	0.15	42	—	0.21	48	1	2.63
Securities purchased under agreements to resell (a)	584	—	(0.09)	505	2	0.45	555	11	1.96
Interest-bearing deposits with banks	13,123	17	0.13	3,006	5	0.14	871	20	2.18
Total earning assets / Total interest income	$80,987	$2,170	2.68%	$58,468	$1,909	3.26%	$37,166	$1,633	4.39%
Cash and due from banks	1,261			852			602
Goodwill and other intangible assets, net	1,836			1,696			1,575
Premises and equipment, net	712			604			467
Allowance for loan and lease losses	(834)			(700)			(191)
Other assets	3,647			3,426			2,125
Total assets	$87,609			$64,346			$41,744

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$27,283	$36	0.13%	$19,780	$82	0.41%	$11,663	$144	1.24%
Other interest-bearing deposits	15,688	20	0.13	11,973	31	0.26	8,345	79	0.94
Time deposits	4,281	25	0.57	4,347	39	0.90	4,262	84	1.97
Total interest-bearing deposits	47,252	81	0.17	36,100	152	0.42	24,270	307	1.27
Federal funds purchased	949	1	0.12	862	3	0.34	738	15	2.08
Securities sold under agreements to repurchase	1,235	4	0.30	1,109	6	0.50	701	15	2.07
Trading liabilities	540	6	1.11	457	6	1.24	503	13	2.48
Other short-term borrowings	124	—	0.09	626	5	0.84	538	11	2.10
Term borrowings	1,645	72	4.37	1,578	64	4.02	1,117	53	4.77
Total interest-bearing liabilities / Total interest expense	$51,745	$164	0.32%	$40,732	$236	0.58%	$27,867	$414	1.49%
Noninterest-bearing deposits	25,879			15,779			8,133
Other liabilities	1,506			1,226			824
Total liabilities	79,130			57,737			36,824

Shareholders' equity	8,184			6,314			4,625
Noncontrolling interest	295			295			295
Total shareholders' equity	8,479			6,609			4,920
Total liabilities and shareholders' equity	$87,609			$64,346			$41,744

Net earnings assets / Net interest income (TE) / Net interest spread	$29,242	$2,006	2.36%	$17,736	$1,673	2.68%	$9,299	$1,219	2.90%
Taxable equivalent adjustment		(12)	0.12		(11)	0.18		(9)	0.38
Net interest income / Net interest margin (b)		$1,994	2.48%		$1,662	2.86%		$1,210	3.28%

(a) Negative yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21%, and where applicable, state income taxes.

64	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate.

Table 7.3
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due to (a)			Increase (Decrease) Due to (a)
(Dollars in millions)	Rate (b)	Volume (b)	Total	Rate (b)	Volume (b)	Total
Interest income:
Loans and leases	$(119)	$354	$235	$(361)	$689	$328
Loans held for sale	(1)	4	3	(12)	11	(1)
Investment securities	(15)	31	16	(58)	42	(16)
Trading securities	(4)	(1)	(5)	(12)	—	(12)
Other earning assets:
Federal funds sold	—	—	—	(1)	—	(1)
Securities purchased under agreements to resell	(3)	1	(2)	(8)	(1)	(9)
Interest-bearing deposits with banks	—	13	13	(30)	15	(15)
Total other earning assets	(3)	14	11	(39)	14	(25)
Total change in interest income - earning assets	$(142)	$402	$260	$(482)	$756	$274
Interest expense:
Interest-bearing deposits:
Savings	$(69)	$23	$(46)	$(129)	$66	$(63)
Time deposits	(14)	—	(14)	(47)	2	(45)
Other interest-bearing deposits	(19)	8	(11)	(72)	25	(47)
Total interest-bearing deposits	(102)	31	(71)	(248)	93	(155)
Federal funds purchased	(2)	—	(2)	(14)	2	(12)
Securities sold under agreements to repurchase	(3)	—	(3)	(13)	5	(8)
Trading liabilities	(1)	1	—	(6)	(1)	(7)
Other short-term borrowings	1	(5)	(4)	(9)	2	(7)
Term borrowings	5	3	8	(9)	20	11
Total change in interest expense - interest-bearing liabilities	(102)	30	(72)	(299)	121	(178)
Net interest income	$(40)	$372	$332	$(183)	$635	$452

(a)     The changes in interest due to both rate and volume have been allocated to change due to rate and change due to volume in proportion to the absolute amounts of the changes in each.
(b)    Variances are computed on a line-by-line basis and are non-additive.

65	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Provision for credit losses improved to a provision benefit of $310 million in 2021, compared to an expense of
$503 million in 2020, largely reflecting an improvement in the overall macroeconomic outlook, positive credit grade migration and lower loan balances. The provision in 2020 was driven by the adoption of CECL and the impact of the COVID-19 pandemic on loss expectations. Results in 2020 also reflect the impact of the IBKC merger and Truist branch acquisition, including $147 million related to non-PCD loans. For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table 7.4
NONINTEREST INCOME

				2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Noninterest income
Fixed income	$406	$423	$279	$(17)	(4)%	$144	52%
Deposit transactions and cash management	175	148	132	27	18%	16	12%
Mortgage banking and title income	154	129	10	25	19%	119	NM
Brokerage, management fees and commissions	88	66	55	22	33%	11	20%
Card and digital banking fees	78	60	49	18	30%	11	22%
Trust services and investment management	51	39	30	12	31%	9	30%
Other service charges and fees	44	26	21	18	69%	5	24%
Securities gains (losses), net	13	(6)	—	19	NM	(6)	(100)%
Purchase accounting gain	(1)	533	—	(534)	(100)%	533	100%
Other income	68	74	78	(6)	(8)%	(4)	(5)%
Total noninterest income	$1,076	$1,492	$654	$(416)	(28)%	$838	128%
NM – Not meaningful
Noninterest income totaled $1.1 billion in 2021 and $1.5 billion in 2020, or 35% and 47% of total revenue, respectively. The decrease in noninterest income in 2021 was driven by a $534 million reduction tied to the purchase accounting gain recorded in 2020 related to the IBKC merger. Results also reflect the benefit of higher fee income largely driven by the full-year impact of the IBKC merger.
Fixed income revenues are mainly generated from the purchase and sale of fixed income securities as both principal and agent. Other noninterest revenues within this line item consist principally of fees from derivative sales, portfolio advisory services and loan sales. Fixed income fees of $406 million decreased $17 million from exceptionally strong levels in 2020. Fixed income product revenue decreased $10 million, reflecting slightly less favorable market conditions, while revenue from other products decreased $7 million, largely driven by lower fees from derivative and loan sales, somewhat offset by higher fees from portfolio advisory services. Fixed income average daily revenue of $1.4 million in 2021 decreased slightly from $1.5 million in 2020.
Deposit transactions and cash management fees of $175 million increased $27 million, or 18%, from 2020, primarily driven by the impact of the IBKC merger and Truist branch acquisition.
Mortgage banking and title income of $154 million increased $25 million from $129 million in 2020 as the benefit of the IBKC merger was partially offset by a strategic shift in origination mix toward portfolio loans as well as lower spreads on sales of mortgage loans.
Brokerage, management fees and commissions include fees for portfolio management, trade commissions, and

66	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

annuity and mutual funds sales. These fees and commissions totaled $88 million in 2021, an increase of 33% compared to $66 million in 2020 driven by the impact of the IBKC merger and an increase in annuity income and advisory fees.
Trust services and investment management income of $51 million increased $12 million from 2020, driven by the impact of the IBKC merger as well as new business and market appreciation.
The IBKC merger also drove the increases in card and digital banking fees and other service charges and fees in 2021 compared to 2020.
Other income in 2021 included a $26 million loss on the redemption of legacy IBKC trust preferred securities.

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented:
Table 7.5
NONINTEREST EXPENSE

				2021 vs. 2020		2020 vs. 2019
(Dollars in millions)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Noninterest expense
Personnel expense	$1,210	$1,033	$695	$177	17%	$338	49%
Net occupancy expense	137	116	80	21	18%	36	45%
Computer software	116	85	61	31	36%	24	39%
Operations services	80	56	46	24	43%	10	22%
Legal and professional fees	68	84	72	(16)	(19)%	12	17%
Contract employment and outsourcing	67	24	13	43	NM	11	85%
Amortization of intangible assets	56	40	25	16	40%	15	60%
Equipment expense	47	42	34	5	12%	8	24%
Communications and delivery	37	31	25	6	19%	6	24%
Advertising and public relations	37	18	34	19	NM	(16)	(47)%
Impairment of long-lived assets	34	7	23	27	NM	(16)	(70)%
Contributions	14	41	11	(27)	(66)%	30	NM
Other expense	193	141	114	52	37%	27	24%
Total noninterest expense	$2,096	$1,718	$1,233	$378	22%	$485	39%
NM - Not meaningful
Total noninterest expense of $2.1 billion increased $378 million, or 22%, driven by the impact of the IBKC merger, mitigated in part by a reduction in noninterest expense as a result of expense discipline and merger cost saves. Total merger/acquisition integration expense was $187 million in 2021 compared to $155 million in 2020.
Personnel expense of $1.2 billion increased $177 million from 2020 driven by the full-year impact of the IBKC merger and Truist branch acquisition. Results also reflect lower merger/acquisition integration expenses of $10 million, primarily severance and retention costs, and the benefit of merger cost saves. Deferred compensation expense, a component of personnel expense, increased $9 million in 2021, largely due to $6 million from litigation tied to a company that was fully divested over ten years ago.
The increases in net occupancy expense and computer software expense in 2021 were both driven by the impact of the IBKC merger and Truist branch acquisition.
Operations services expense increased $24 million, or 43%, to $80 million in 2021, driven by the impact of the IBKC merger and a $7 million increase in merger/acquisition integration expense.
Legal and professional fees decreased $16 million, or 19%, to $68 million in 2021, driven by an $18 million decline in merger/acquisition integration expense.
Contract employment and outsourcing increased $43 million driven by the impact of the IBKC merger, higher contractor costs tied to investments in new systems and an $11 million increase in merger/acquisition integration expense.

67	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Amortization of intangible assets of $56 million in 2021 increased $16 million compared to 2020 primarily due to amortization tied to the intangible assets created from the IBKC merger.
Advertising and public relations of $37 million increased $19 million from 2020 largely driven by a $10 million increase in merger/acquisition integration expense.
Impairment of long-lived assets of $34 million and $7 million in 2021 and 2020, respectively, was primarily related to merger integration efforts associated with reduction of leased office space and banking center optimization.
Contributions decreased $27 million in 2021, primarily due to a $20 million contribution to the Louisiana First Horizon
Foundation in connection with the IBKC merger and a $15 million donation of Paycheck Protection Plan fees to the First Horizon Foundation to assist low- and moderate-income communities in 2020. Contributions in 2021 reflect an increase in other contributions to the First Horizon Foundation.
The $52 million increase in other expense in 2021 was largely attributable to $19 million in derivative valuation adjustments on prior Visa Class B share sales and increases in customer relations, loan closing, fraud, and travel and entertainment expenses.

Income Taxes
FHN recorded income tax expense of $274 million in 2021 compared to $76 million in 2020, resulting in an effective tax rate of 21.4% and 8.2% respectively. The lower effective tax rate in 2020 was primarily the result of the purchase accounting gain from the IBKC merger, which was not included in taxable income.
FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and tax credits and other tax benefits from tax credit investments. The effective rate is unfavorably affected by the non-deductibility of portions of: FDIC premium, executive compensation and merger expenses. FHN's effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations.
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. FHN’s net DTA was $52 million and less than $1 million at December 31, 2021 and 2020, respectively.
As of December 31, 2021, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $38 million and $2 million, which will expire at various dates. Refer to Note 15 - Income Taxes for additional information.
FHN’s gross DTA after valuation allowance was $448 million and $471 million as of December 31, 2021 and 2020, respectively. Based on current analysis, FHN believes that its ability to realize the DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable states where it conducts business operations, FHN either files consolidated, combined, or separate returns. The statute of limitations for FHN’s consolidated federal income tax returns remains open for tax years 2018 through 2020. Additionally, 2016 – 2017 could be subject to limited review related to refund claims filed. IBKC's federal consolidated tax returns for 2016, 2017 and 2018 are currently under examination by the IRS. On occasion, as federal or state auditors examine the tax returns of FHN and its subsidiaries, FHN may extend the statute of limitations for a reasonable period. Otherwise, the statutes of limitations remain open only for tax years in accordance with federal and state statutes. See Note 15 - Income Taxes for additional information.
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

68	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

additional disclosures related to FHN's operating segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $1.3 billion in 2021 compared to $273 million in 2020, reflecting the impact of the IBKC merger and a decrease in the provision for credit losses resulting from improvement in the macroeconomic outlook, positive credit grade migration and lower loan balances.
Net interest income increased $500 million, or 40%, in 2021, largely driven by merger-related earning asset growth. Results also reflect the benefit of lower deposit costs which helped to partially offset the impact of lower interest-earning asset yields and spreads.
Noninterest income increased $93 million, or 27%, largely attributable to increases in fee income driven by the impact of the IBKC merger.
Noninterest expense of $1.2 billion in 2021, increased $207 million, or 22%, from 2020, primarily as a result of the impact of the IBKC merger, mitigated in part by expense discipline and the benefit of merger cost saves.
Specialty Banking
Pre-tax income in the Specialty Banking segment increased $171 million to $709 million in 2021, largely driven by a decrease of $180 million in the provision for credit losses.
Net interest income increased $47 million, or 8%, in 2021 largely driven by merger-related earning asset growth. Results also reflect the benefit of lower deposit costs which helped to partially offset the impact of lower interest-earning asset yields and spreads.
Noninterest income increased $21 million, or 4%, from 2020. Mortgage banking and title income increased $24 million, or 19%, as the benefit of the IBKC merger was offset by an intentional shift in origination mix toward portfolio loans as well as lower gain on sale spreads. Fixed income was down $16 million, or 4%, from 2020, reflecting slightly less favorable market conditions and lower fees from derivative and loan sales, somewhat offset by higher fees from portfolio advisory services.
Noninterest expense increased $77 million, or 16%, to $571 million in 2021, largely attributable to higher personnel and outside services costs from the impact of the IBKC merger.
Corporate
Pre-tax loss for the Corporate segment was $705 million for 2021 compared to pre-tax income of $122 million for 2020. Results for 2021 reflect a decline in revenue largely tied to the IBKC purchase accounting gain in 2020, a $215 million decrease in net interest income resulting from the impact of funds transfer pricing, and a $26 million loss on the redemption of legacy IBKC trust preferred securities in 2021. In addition, noninterest expense increased $94 million, largely attributable to merger and integration-related costs including asset impairments associated with the reduction of leased office space and banking center optimization as well as $19 million in derivative valuation adjustments on prior Visa Class B share sales.
Results of Operations—2020 compared to 2019
For a description of FHN's results of operations for 2020, see Results of Operations - 2020 compared to 2019 in Item 7 in the 2020 Form 10-K.

69	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition
Investment Securities
The following table presents the carrying value of securities by category as of December 31 for the years indicated:
Table 7.6
COMPOSITION OF SECURITIES PORTFOLIO

	2021		2020
(Dollars in millions)	Balance	Mix	Balance	Mix
Securities available for sale:
U.S. treasuries	$—	—%	$613	8%
Government agency issued MBS and CMO	7,312	78	6,218	77
Other U.S. government agencies (a)	850	9	684	9
Corporate and other debt	—	—	40	—
States and municipalities	545	6	460	6
SBA interest-only strips	—	—	32	—
Total securities available for sale	$8,707	93%	$8,047	100%
Securities held to maturity:
Government agency issued MBS and CMO	$712	7%	$—	—%
Corporate and other debt	—	—	10	—
Total securities held to maturity	$712	7%	$10	—%
Total investment securities	$9,419	100%	$8,057	100%

(a) Includes securities issued by government sponsored entities which are not backed by the full faith and credit of the U.S. Government.

FHN’s investment portfolio consists principally of debt securities available for sale. FHN maintains a highly-rated securities portfolio consisting primarily of government agency issued mortgage-backed securities and collateralized mortgage obligations. The securities portfolio provides a source of income and liquidity and is an important tool used to balance the interest rate risk of the loan and deposit portfolios. The securities portfolio is periodically evaluated in light of established ALM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which FHN is exposed. These evaluations may result in steps taken to adjust the overall balance sheet positioning. During the third quarter of 2021, in order to improve net interest income and moderate a portion of its overly asset sensitive interest rate risk position, FHN began deploying excess cash into the investment portfolio by purchasing securities classified as held to maturity.
Investment securities were $9.4 billion and $8.1 billion on December 31, 2021 and 2020, representing 11% and 10% of total assets, respectively. See Note 3 - Investment Securities for more information about the securities portfolio.
The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for the debt securities portfolio.

70	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.7
CONTRACTUAL MATURITIES OF INVESTMENT SECURITIES

	As of December 31, 2021
			After 1 year		After 5 years
	Within 1 year		Within 5 years		Within 10 years		After 10 years
(Dollars in millions)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)
Securities available for sale:
Government agency issued MBS and CMO (a)	$19	1.33%	$532	1.64%	$1,259	1.45%	$5,548	1.53%
Other U.S. government agencies	12	2.88	49	2.04	197	1.41	603	1.64
States and municipalities	5	0.69	100	0.69	154	1.41	276	2.30
Total securities available for sale	$36	1.80%	$681	1.53%	$1,610	1.44%	$6,427	1.57%
Securities held to maturity:
Government agency issued MBS and CMO (a)	—	—%	—	—%	—	—%	712	1.82%
Total securities held to maturity	$—	—%	$—	—%	$—	—%	$712	1.82%

(a)    Represents government agency-issued mortgage-backed securities and collateralized mortgage obligations which, when adjusted for early pay downs, have an estimated average life of 4.8 years.
(b)    Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 25% tax rate where applicable.
Loans and Leases
Period-end loans and leases decreased $3.4 billion, or 6%, to $54.9 billion as of December 31, 2021, driven by a $2.2 billion decrease in commercial loans primarily tied to a $3.0 billion decrease in PPP loans, offset by other C&I growth, and a $1.2 billion decrease in consumer loans. Average loans and leases increased to $56.3 billion in 2021 compared to $46.2 billion in 2020 primarily from the full year inclusion of acquired IBKC loans in 2021, offset by declines in PPP loans and other consumer real estate loan activity.
The following table provides detail regarding FHN's loans and leases:

Table 7.8
 LOANS AND LEASES

(Dollars in millions)	2021	Percent of total	2021 Growth Rate	2020 (a)	Percent of total	2020 Growth Rate (a)	2019	Percent of total	2019 Growth Rate
Commercial:
Commercial, financial, and industrial (b)	$31,068	57%	(6)%	$33,104	57%	65%	$20,051	65%	21%
Commercial real estate	12,109	22	(1)	12,275	21	183	4,337	14	8
Total commercial	43,177	79	(5)	45,379	78	86	24,388	79	19
Consumer:
Consumer real estate	10,772	20	(8)	11,725	20	90	6,177	20	(5)
Credit card and other	910	1	(19)	1,128	2	127	496	1	(4)
Total consumer	11,682	21	(9)	12,853	22	93	6,673	21	(5)
Total loans and leases	$54,859	100%	(6)%	$58,232	100%	87%	$31,061	100%	13%

(a)    2020 includes the impact of balances related to the IBKC merger on July 1, 2020 and Truist Bank branch acquisition on July 17, 2020.
(b)    Includes equipment financing loans and leases.

71	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

C&I loans are the largest component of the loan and lease portfolio, comprising 57% of total loans and leases in both 2021 and 2020. C&I loans decreased 6%, or $2.0 billion, from 2020 largely driven by a decrease in PPP loans and loans to mortgage companies. Excluding PPP loans, C&I loans increased $978 million, attributable to Regional Banking growth. Growth in other specialty lending areas within Specialty Banking, such as real estate rental and leasing, also meaningfully contributed to the overall growth in non-PPP C&I loans from 2020. Commercial real estate loans decreased 1% to $12.1 billion in 2021, attributable to a decline in Specialty Banking loans.
Total consumer loans decreased 9%, or $1.2 billion, from the end of 2020, largely driven by paydowns in real estate installment loans and home equity lines of credit.
The following table provides detail of contractual maturities at December 31, 2021.

Table 7.9
CONTRACTUAL MATURITIES OF LOANS AND LEASES

(Dollars in millions)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 Years	After 15 Years	Total
Commercial, financial, and industrial	$8,174	$15,095	$7,023	$776	$31,068
Commercial real estate	2,007	6,939	3,085	78	12,109
Consumer real estate	93	414	1,706	8,559	10,772
Credit card and other	336	428	82	64	910
Total loans and leases	$10,610	$22,876	$11,896	$9,477	$54,859

For maturities over one year at fixed interest rates:
Commercial, financial, and industrial		$4,479	$4,294	$498	$9,271
Commercial real estate		1,954	1,103	44	3,101
Consumer real estate		297	1,380	3,076	4,753
Credit card and other		118	74	24	216
Total loans and leases at fixed interest rates		$6,848	$6,851	$3,642	$17,341

For maturities over one year at floating interest rates:
Commercial, financial, and industrial		$10,616	$2,729	$278	$13,623
Commercial real estate		4,985	1,982	34	7,001
Consumer real estate		117	326	5,483	5,926
Credit card and other		310	8	40	358
Total loans and leases at floating interest rates		$16,028	$5,045	$5,835	$26,908

Total maturities over one year		$22,876	$11,896	$9,477	$44,249

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
The legacy FHN loans HFS portfolio consists of small business, other consumer loans, mortgage warehouse, USDA, student, and home equity loans.

72	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

On December 31, 2021, loans HFS were $1.2 billion, a $150 million increase compared to December 31, 2020. On an average basis, HFS loans increased to $956 million in 2021 from $835 million in 2020, generally driven by the additional volume of mortgage loans originated with the
IBKC merger. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $3 million and $2 million at December 31, 2021 and 2020, respectively.
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
FHN may utilize availability of guarantors/sponsors to support commercial lending decisions during the credit

73	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
C&I
The C&I portfolio totaled $31.1 billion as of December 31, 2021 and is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, PPP loans, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles on transaction sizes over PM authorization limits. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures of the borrowers, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Additionally, approval decisions consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. Historically, these loans typically have had variable rates tied to the LIBOR or prime rate of interest plus or minus the appropriate margin. However, with the upcoming cessation of LIBOR, FHN no longer references LIBOR in new loan contracts, and the existing portfolio of loans tied to LIBOR is being repriced to alternative reference rates.
A $3.0 billion decrease in PPP loans drove the total decrease from December 31, 2020. Excluding PPP loans, C&I growth was $978 million, or 3%. The largest geographical concentrations of balances as of December 31, 2021 were in Tennessee (20%), Florida (12%), Texas (10%), North Carolina (7%), Louisiana (7%), California (7%), and Georgia (5%), with no other state representing more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of December 31, 2021 and 2020. For purposes of this disclosure, industries are determined based on the NAICS industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

74	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.10
C&I PORTFOLIO BY INDUSTRY

	December 31, 2021		December 31, 2020
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,518	15%	$5,404	16%
Finance and insurance	3,483	11	3,130	10
Real estate rental & leasing (a)	2,771	9	2,365	7
Health care and social assistance	2,413	8	2,689	8
Accommodation & food service	2,221	7	2,303	7
Manufacturing	1,950	6	1,907	6
Wholesale trade	1,845	6	2,079	6
Retail trade	1,532	5	1,531	5
Energy	1,325	4	1,686	5
Other (professional, construction, transportation, etc) (b)	9,010	29	10,010	30
Total C&I loan portfolio	$31,068	100%	$33,104	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% for 2021.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 26% of FHN’s C&I loan portfolio as of December 31, 2021, and as a result could be affected by items that uniquely impact the financial services industry. Except Loans to Mortgage Companies and Finance and Insurance, as discussed below, on December 31, 2021, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
The balance of loans to mortgage companies was 15% of the C&I portfolio as of December 31, 2021, and 16% of the C&I portfolio as of December 31, 2020, and includes balances related to both home purchase and refinance activity. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, lending to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. The decrease in loans to mortgage companies year over year was due to existing home supply shortages, construction labor and materials shortages, and a rise in mortgage rates. In 2021, approximately 48% of the loans funded were home purchases and 52% were refinance transactions.
Finance and Insurance
The finance and insurance component represents 11% of the C&I portfolio as of December 31, 2021 compared to 10% at the end of 2020 and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of December 31, 2021, asset-based lending to consumer finance companies represents approximately $1.4 billion of the finance and insurance component.
Paycheck Protection Program
In 2020, Congress created the Paycheck Protection Program (PPP) in response to the economic disruption associated with the COVID-19 pandemic. Under the PPP, qualifying businesses could receive loans from private lenders, such as FHN, that are fully guaranteed by the Small Business Administration. These loans potentially are partly or fully forgivable, depending upon the borrower’s use of the funds and maintenance of employment levels. To the extent forgiven, the borrower is relieved from payment while the lender is still paid from the program.
The C&I portfolio as of December 31, 2021 included 8,372 loans made under the PPP with an aggregate principal balance of $1.0 billion, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL was recorded for PPP loans as of December 31, 2021, and FHN assigned a risk weight of zero to PPP loans for regulatory capital purposes.

75	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For these loans, there were remaining net lender fees of approximately $17 million to be paid to FHN as of December 31, 2021. During 2021, FHN continued to work with its clients that have applied for and received PPP loan forgiveness. Through December 31, 2021, approximately $5 billion of the original $6 billion in PPP loans originated by FHN and IBERIABANK prior to acquisition had been forgiven by the SBA.

Commercial Real Estate
The CRE portfolio totaled $12.1 billion as of December 31, 2021, a $166 million, or 1%, decrease compared to December 31, 2020.
The CRE portfolio includes both financings for commercial construction and non-construction loans. This portfolio contains loans and draws on lines and letters of credit for the construction and mini-permanent financing of income-producing real estate.
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
Income-producing CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed at least annually and revised as necessary based on market conditions. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios, and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value (value is defined as the lower of cost or market) limits are set below regulatory prescribed ceilings and generally range between 50% and 80% depending on the underlying product set. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quality and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 15% of cost invested in a project before FHN will provide loan funding. Income properties are required to achieve a debt service coverage ratio greater than or equal to 125% at inception or stabilization of the project based on loan amortization and a minimum underwriting interest rate. Some product types that possess a greater risk profile require a higher level of equity, as well as a higher debt service coverage ratio threshold. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties. A global cash flow analysis is performed at the sponsor level. The majority of the portfolio is on a floating rate basis tied to appropriate spreads over LIBOR. However, since January 1, 2022, no new loan contracts reference LIBOR, and the existing portfolio of loans tied to LIBOR is being repriced to alternative reference rates.
The credit administration and ongoing monitoring consists of multiple internal control processes. Construction loans are closed by a centralized control unit and construction loan management is administered centrally for loans $3 million and over. Underwriters and credit approval personnel stress the borrower’s/project’s financial capacity utilizing numerous attributes such as interest rates, vacancy, and discount rates. Key information is captured from the various portfolios and then stressed at the aggregate level. Results are utilized to assist with the assessment of the adequacy of the ALLL and to steer portfolio management strategies.
The largest geographical concentrations of CRE balances as of December 31, 2021 were in Florida (26%), Texas (12%), North Carolina (11%), Louisiana (10%), Tennessee (9%), and Georgia (8%) with no other state representing more than 5% of the portfolio. Subcategories of income-producing CRE loans consist of multi-family (25%), office (24%), retail (19%), industrial (12%), hospitality (11%), land/land development (2%), and other (7%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $10.8 billion as of December 31, 2021 and is primarily composed of home equity lines and installment loans.
The largest geographical concentrations of balances in the consumer real estate portfolio as of December 31, 2021 were in Florida (32%), Tennessee (23%), Louisiana (10%), North Carolina (8%), Texas (7%), and New York (5%), with no other state representing more than 5% of the portfolio.
As of December 31, 2021, approximately 87% of the consumer real estate portfolio was in a first lien position. As of December 31, 2021, the weighted average FICO score at origination of this portfolio was 755 and the refreshed FICO scores averaged 754, no significant change from FICO scores of 753 and 763, respectively, as of December 31, 2020. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

76	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As of December 31, 2021 and 2020, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $20 million and $36 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.0 billion and $2.4 billion of the consumer real estate portfolio as of December 31, 2021 and December 31, 2020, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of December 31, 2021, approximately 88% of FHN's HELOCs were in the draw period compared to 86% at the end of the prior year. Based on when draw periods are scheduled to end per the line agreement, it is expected that $431 million, or 24%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement; however, after some seasoning, performance of these loans usually begins to stabilize. The home equity lines of the consumer real estate portfolio are monitored closely for those nearing the end of the draw period and borrowers are initially contacted at least 6 months before the repayment period begins to remind the client of the terms of their agreement and to inform them of options.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.
Table 7.11
HELOC DRAW TO REPAYMENT SCHEDULE

	December 31, 2021		December 31, 2020
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$43	2%	$73	4%
13-24	42	2	66	3
25-36	50	3	62	3
37-48	136	8	67	3
49-60	160	9	187	8
>60	1,324	76	1,662	79
Total	$1,755	100%	$2,117	100%

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

77	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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

Credit Card and Other
The credit card and other consumer loan portfolio, which is primarily within the Regional Banking segment, decreased $218 million from the prior year-end to $910 million as of December 31, 2021, driven by net repayments of consumer construction loans.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Notes 1 and 5 of this Report.
The ALLL was $670 million as of December 31, 2021, or 1.22% of total loans and leases, a decrease of $293 million or 43 basis points from the end of 2020, reflecting improvement in the macroeconomic forecast, positive credit grade migration, and lower loan balances. The ACL to total loans and leases ratio decreased to 1.34% as of December 31, 2021 from 1.80% as of December 31, 2020.
Consolidated Net Charge-offs
Net charge-offs were $2 million in 2021 compared to $120 million in 2020. As a percentage of average total loans and leases, net charge-offs improved 26 basis points from 2020.
Net charge-offs in the C&I portfolio were $13 million, a decrease of $107 million from 2020, driven by lower energy-related charge-offs as well as continued improvement in overall asset quality. Net charge-offs in the commercial real estate portfolio were minimal in both 2021 and 2020.
In the consumer portfolio, net recoveries of $22 million in consumer real estate loans were offset by net charge-offs of $11 million in credit card and other loans. Net recoveries in the consumer loan portfolio in 2020 were $1 million.

Table 7.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

	December 31
(Dollars in millions)	2021	2020	2019
Allowance for loan and lease losses
C&I	$334	$453	$123
CRE	154	242	36
Consumer real estate	163	242	28
Credit card and other	19	26	13
Total allowance for loan and lease losses	$670	$963	$200

Reserve for remaining unfunded commitments
C&I	$46	$65	$4
CRE	12	10	2
Consumer real estate	8	10	—
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$66	$85	$6

Allowance for credit losses
C&I	$380	$518	$127
CRE	166	252	38

78	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consumer real estate	171	252	28
Credit card and other	19	26	13
Total allowance for credit losses	$736	$1,048	$206

Period-end loans and leases
C&I	$31,068	$33,104	$20,051
CRE	12,109	12,275	4,337
Consumer real estate	10,772	11,725	6,177
Credit card and other	910	1,128	496
Total period-end loans and leases	$54,859	$58,232	$31,061

ALLL / loans and leases %
C&I	1.07%	1.37%	0.62%
CRE	1.27%	1.97%	0.83%
Consumer real estate	1.51%	2.07%	0.45%
Credit card and other	2.14%	2.34%	2.68%
Total ALLL / loans and leases %	1.22%	1.65%	0.64%

ACL / loans and leases %
C&I	1.22%	1.56%	0.63%
CRE	1.37%	2.05%	0.88%
Consumer real estate	1.59%	2.15%	0.45%
Credit card and other	2.09%	2.30%	2.62%
Total ACL / loans and leases %	1.34%	1.80%	0.66%

Net charge-offs (recoveries)
C&I	$13	$120	$27
CRE	—	1	1
Consumer real estate	(22)	(10)	(12)
Credit card and other	11	9	11
Total net charge-offs	$2	$120	$27

Average loans and leases
C&I	$32,010	$27,638	$18,283
CRE	12,314	8,508	4,102
Consumer real estate	10,969	9,191	6,299
Credit card and other	1,005	846	505
Total average loans and leases	$56,298	$46,183	$29,189

Charge-off %
C&I	0.04%	0.43%	0.15%
CRE	0.01%	0.01%	0.02%
Consumer real estate	NM	NM	NM
Credit card and other	1.05%	1.04%	2.25%
Total charge-off %	—%	0.26%	0.09%

ALLL / net charge-offs
C&I	2,645%	376%	453%
CRE	13,189%	43,670%	5,213%
Consumer real estate	NM	NM	NM

79	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Credit card and other	185%	299%	117%
Total ALLL / net charge-offs	30,641%	808%	739%

NM - not meaningful
Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis), if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccruals are loans on which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and OREO (excluding OREO from government insured mortgages).
Reflecting an overall improvement in asset quality, total NPAs (including NPL HFS) decreased $121 million to $285 million as of December 31, 2021, and the ratio of nonperforming loans to total loans decreased 16 basis points to 0.50%. The decrease in nonperforming loans was driven primarily by the CRE and consumer real estate portfolios.
Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.

Table 7.13

NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES (a) (b)

	December 31
(Dollars in millions)	2021	2020	2019
Nonperforming loans and leases
C&I	$125	$144	$74
CRE	9	58	2
Consumer real estate	138	182	86
Credit card and other	3	2	—
Total nonperforming loans and leases (c) (d)	$275	$386	$162

Nonperforming loans held-for-sale (d)	$7	$5	$4
Foreclosed real estate and other assets (e)	3	15	16
Total nonperforming assets (d) (f)	$285	$406	$182

Nonperforming loans and leases to total loans and leases
C&I	0.40%	0.43%	0.37%
CRE	0.08%	0.48%	0.04%
Consumer real estate	1.29%	1.56%	1.39%
Credit card and other	0.31%	0.18%	0.07%
Total NPL %	0.50%	0.66%	0.52%

ALLL / NPLs
C&I	268%	315%	166%
CRE	1,671%	415%	1,973%
Consumer real estate	118%	133%	33%
Credit card and other	699%	1313%	3892%
Total ALLL / NPLs	244%	249%	124%

(a)Balances for 2019 do not include PCI loans even though the client may be contractually past due. PCI loans were recorded at fair value upon acquisition and accreted interest income over the remaining life of the loan. PCI loans were transitioned to PCD status upon adoption of CECL.

80	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(b)Unless otherwise noted, increases in balances from 2019 to 2020 were primarily driven by acquired nonperforming assets.
(c)Under the original terms of the loans, estimated interest income would have been approximately $19 million, $18 million, and $11 million during 2021, 2020 and 2019, respectively.
(d)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(e)Foreclosed real estate from GNMA loans totaled $1 million, $2 million, and $2 million at December 31, 2021, 2020, and 2019, respectively.
(f)Balances do not include government-insured foreclosed real estate. Balances for 2019 also do not include PCI loans. PCI loans were transitioned to PCD status upon adoption of CECL.

The following table provides nonperforming assets by business segment:
Table 7.14
NONPERFORMING ASSETS BY SEGMENT

	December 31
(Dollars in millions)	2021	2020	2019
Nonperforming loans and leases (a) (b)
Regional Banking	$163	$216	$45
Specialty Banking	78	117	68
Corporate	34	53	49
Consolidated	$275	$386	$162

Foreclosed real estate (c)
Regional Banking	$2	$12	$12
Specialty Banking	—	1	1
Corporate	1	2	3
Consolidated	$3	$15	$16

Nonperforming Assets (a) (b) (c)
Regional Banking	$165	$228	$57
Specialty Banking	78	118	69
Corporate	35	55	52
Consolidated	$278	$401	$178

Nonperforming loans and leases to total loans and leases
Regional Banking	0.43%	0.54%	0.27%
Specialty Banking	0.48	0.68	0.51
Corporate	5.39	5.70	5.22
Consolidated	0.50%	0.66%	0.52%

NPA % (d)
Regional Banking	0.44%	0.57%	0.34%
Specialty Banking	0.48	0.68	0.52
Corporate	5.51	5.87	5.48
Consolidated	0.51%	0.69%	0.57%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages of $1 million, $5 million, and $10 million as of December 31, 2021, 2020, and 2019, respectively.
(d)Ratio is non-performing assets related to the loan and lease portfolio to total loans plus foreclosed real estate and other assets.

81	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Lending Assistance for Borrowers
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic include incremental lending assistance for borrowers through delayed payment programs and fee waivers.
The following table provides the UPB of loans related to deferrals granted to FHN’s customers as of December 31, 2021 and December 31, 2020.
Table 7.15
CUSTOMER DEFERRALS

(Dollars in millions)	December 31, 2021	December 31, 2020
Commercial:
C&I	$9	$104
CRE	26	194
Total Commercial	$35	$298
Consumer:
HELOC	$5	$14
Real estate installment loans	44	202
Credit card and other	—	4
Total Consumer	$49	$220
Total	$84	$518

Commercial deferrals as of December 31, 2021 were comprised primarily of private client (59% or $21 million) and general commercial (40% or $14 million).
To the extent that loans were past due as of December 31, 2021 or December 31, 2020 and had been granted a deferral, they were excluded from loans past due 30 to 89 days and loans past due 90 days or more in the table and discussion below.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans 90 days or more past due and still accruing were $40 million as of December 31, 2021, an increase of $23 million compared to December 31, 2020, primarily from consumer real estate loans. Loans 30 to 89 days past due increased $8 million from year-end 2020 to $108 million as of December 31, 2021, as a higher level of C&I loans past due were offset by lower consumer real estate loans past due less than 90 days, most notably in the CRE and consumer real estate portfolios.

82	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.16
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

	December 31
(Dollars in millions)	2021	2020	2019
Accruing loans and leases 30+ days past due
C&I	$58	$15	$9
CRE	13	23	1
Consumer real estate	70	69	43
Credit card and other	7	10	5
Total accruing loans and leases 30+ days past due	$148	$117	$58

Accruing loans and leases 30+ days past due %
C&I	0.19%	0.05%	0.05%
CRE	0.11	0.19	0.02
Consumer real estate	0.65	0.58	0.70
Credit card and other	0.76	0.87	0.93
Total accruing loans and leases 30+ days past due %	0.27%	0.20%	0.19%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$5	$—	$2
CRE	—	—	—
Consumer real estate	33	16	18
Credit card and other	2	1	2
Total accruing loans and leases 90+ days past due	$40	$17	$22

Loans held for sale
30 to 89 days past due (b)	$7	$6	$4
30 to 89 days past due - guaranteed portion (b) (d)	2	5	3
90+ days past due (b)	24	12	6
90+ days past due - guaranteed portion (b) (d)	12	10	6
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the Federal banking regulators for loans classified as substandard. At year-end 2021, potential problem assets in the loan portfolio decreased $121 million from December 31, 2020 to $597 million on December 31, 2021. The decrease was attributable to an overall improvement in asset quality. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

83	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Within the HELOC and real estate installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2% per year until the original interest rate prior to modification is achieved. Permanent mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate steps up 1 percent every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, clients are granted a rate reduction to 0% and term extensions for up to 5 years to pay off the remaining balance.
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
FHN had $206 million and $307 million portfolio loans classified as held-for-investment TDRs on December 31, 2021 and 2020, respectively, a decrease of $101 million between periods. For these TDRs, including specific reserves, FHN had an allowance for loan and lease losses of $12 million and $15 million, or 6% and 5% of TDR balances, as of December 31, 2021 and 2020, respectively. Additionally, FHN had $35 million and $42 million of HFS loans classified as TDRs at year-end 2021 and 2020, respectively.

84	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides a summary of TDRs for the periods ended December 31, 2021 and 2020.
Table 7.17
TROUBLED DEBT RESTRUCTURINGS

(Dollars in millions)	December 31, 2021	December 31, 2020
Held for investment:
Commercial loans:
Current	$53	$82
Delinquent	—	—
Non-accrual	35	84
Total commercial loans	88	166
Consumer real estate:
Current	$60	$77
Delinquent	4	2
Non-accrual (a)	53	61
Total consumer real estate	117	140
Credit card and other:
Current	1	1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	1	1
Total held for investment	$206	$307

Held for sale:
Current	$27	$36
Delinquent	7	5
Non-accrual	1	1
Total held for sale	35	42

Total troubled debt restructurings	$241	$349

(a)Balances as of December 31, 2021 and 2020, include $12 million and $11 million, respectively, of discharged bankruptcies.
Deposits
Total deposits were $74.9 billion as of December 31, 2021, up $4.9 billion from $70.0 billion as of December 31, 2020, driven by a $5.7 billion increase in non-interest bearing deposits as a result of elevated liquidity tied to government stimulus associated with the COVID-19 pandemic. Growth in noninterest-bearing deposits was partially offset by a $1.6 billion decline in time deposits.
The following tables summarize FHN's total deposits and estimated uninsured total deposits for 2021, 2020, and 2019, as well as the maturities of FHN's uninsured time deposits as of December 31, 2021. See Table 7.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.

85	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.18
DEPOSITS

(Dollars in millions)	2021	Percent of Total	2021 Growth Rate	2020	Percent of Total	2020 Growth Rate	2019	Percent of Total	2019 Growth Rate
Savings	$26,457	35%	(3)%	$27,324	39%	134%	$11,665	36%	(3)%
Time deposits	3,500	5	(31)	5,070	7	40	3,618	11	(12)
Other interest-bearing deposits	17,055	23	11	15,415	22	77	8,718	27	4
Total interest-bearing deposits	47,012	63	(2)	47,809	68	99	24,001	74	(2)
Noninterest-bearing deposits	27,883	37	26	22,173	32	163	8,429	26	4
Total deposits	$74,895	100%	7%	$69,982	100%	116%	$32,430	100%	(1)%

Table 7.19
UNINSURED DEPOSITS

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Uninsured deposits	$39,756	$33,057	$12,176

Table 7.20
UNINSURED TIME DEPOSITS BY MATURITY

(Dollars in millions)	December 31, 2021
Portion of U.S. time deposits in excess of insurance limit	$515
Time deposits otherwise uninsured with a maturity of:
3 months or less	212
Over 3 months through 6 months	117
Over 6 months through 12 months	124
Over 12 months	62

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $2.6 billion as of December 31, 2021 and December 31, 2020.
Short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Trading liabilities fluctuate based on various factors, including levels of trading securities and hedging strategies. Federal funds purchased fluctuates depending on the amount of excess funding of FHN's correspondent bank customers. Balances of securities sold under agreements to repurchase fluctuate based on cost attractiveness relative to FHLB borrowing levels and the ability to pledge securities toward such transactions. See Note 10 - Short-Term Borrowings for additional information.
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.6 billion on December 31, 2021, an $80 million decrease from $1.7 billion on December 31, 2020.
During 2021, FHN redeemed $94 million of legacy IBKC junior subordinated debt underlying multiple issuances of trust preferred securities. The redemption resulted in a loss on debt extinguishment of $26 million. See Note 11 - Term Borrowings for additional information.

86	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets.
Total equity increased $187 million to $8.5 billion on December 31, 2021 from $8.3 billion on December 31, 2020. Significant changes included net income of $1.0 billion and the issuance of $145 million in Series F preferred stock, which were offset by $416 million in common share repurchases, $364 million in common and preferred dividends, a $148 decrease in AOCI, and $100 million from the call of Series A preferred stock.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 7.21a
REGULATORY CAPITAL DATA

(Dollars in millions)	December 31, 2021	December 31, 2020
FHN shareholders’ equity	$8,199	$8,012
Modified CECL transitional amount (a)	114	191
FHN non-cumulative perpetual preferred	(520)	(470)
Common equity tier 1 before regulatory adjustments	$7,793	$7,733
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,711)	(1,757)
Net unrealized (gains) losses on securities available for sale	36	(108)
Net unrealized (gains) losses on pension and other postretirement plans	255	260
Net unrealized (gains) losses on cash flow hedges	(3)	(12)
Disallowed deferred tax assets	(2)	(5)
Other deductions from common equity tier 1	(1)	(1)
Common equity tier 1	$6,367	$6,110
FHN non-cumulative perpetual preferred (b)	426	377
Qualifying noncontrolling interest—First Horizon Bank preferred stock	295	295
Tier 1 capital	$7,088	$6,782
Tier 2 capital	830	1,153
Total regulatory capital	$7,918	$7,935
Risk-Weighted Assets
First Horizon Corporation	$64,183	$63,140
First Horizon Bank	63,601	62,508
Average Assets for Leverage
First Horizon Corporation	87,683	82,347
First Horizon Bank	86,953	81,709

87	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.21b
REGULATORY RATIOS & AMOUNTS

	December 31, 2021		December 31, 2020
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	9.92%	$6,367	9.68%	$6,110
First Horizon Bank	10.75	6,838	10.46	6,537
Tier 1
First Horizon Corporation	11.04	7,088	10.74	6,782
First Horizon Bank	11.22	7,133	10.93	6,832
Total
First Horizon Corporation	12.34	7,918	12.57	7,935
First Horizon Bank	12.41	7,893	12.52	7,827
Tier 1 Leverage
First Horizon Corporation	8.08	7,088	8.24	6,782
First Horizon Bank	8.20	7,133	8.36	6,832
Other Capital Ratios
Total period-end equity to period-end assets	9.53		9.86
Tangible common equity to tangible assets (c)	6.73		6.89
Adjusted tangible common equity to risk weighted assets (c)	9.20		8.82
(a)    The modified CECL transitional amount is calculated as defined in the final rule issued by the banking regulators on August 26, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021.
(b)    The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date.
(c)    Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 7.30.

Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions. The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.50%, 8.00%, 10.00%, and 5.00%, respectively. Furthermore, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital and Total Capital ratios to avoid restrictions on dividends, share repurchases and certain discretionary bonuses. As of December 31, 2021, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank as of
December 31, 2021 are calculated under the final rule issued by the banking regulators in late August 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios increased in 2021 relative to 2020 primarily from the net positive impact of net income less dividends and share repurchases. FHN's Tier 1 Capital ratio further benefited from the issuance in 2021 of its Series F preferred stock, partially offset by the retirement of its Series A preferred stock. FHN's Total Capital ratio as of December 31, 2021 was unfavorably impacted by the retirement of legacy IBKC trust preferred securities, which qualified as Tier 2 capital. The Tier 1 Leverage ratio for both FHN and First Horizon Bank decreased from December 31, 2020 as a result of an increase in average assets.
During 2022, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Stress Testing
The Economic Growth, Regulatory Relief, and Consumer Protection Act, along with an interagency regulatory statement effectively exempted both FHN and First
Horizon Bank from Dodd-Frank Act stress testing requirements starting in 2018.

88	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For 2021, FHN and First Horizon Bank completed a company run stress test using the Comprehensive Capital Analysis and Review (CCAR) Resubmission scenarios published in February 2021. Results of these tests indicate that both FHN and First Horizon Bank would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2021 CCAR Resubmission Severely Adverse scenario. A summary of those results was posted in the “News & Events-Stress Testing Results” section on FHN’s investor relations website on June 28, 2021. Neither FHN’s stress test posting, nor any other material found on
FHN’s website generally, is part of this report or incorporated herein.
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
General Purchase Program
On January 23, 2018, FHN announced a $250 million share purchase authority with an expiration date of January 31, 2020. On January 29, 2019, FHN announced a $250 million increase in that authority (to $500 million total) along with an extension of the expiration date to January 31, 2021. The 2018 program has been terminated, as described in the next paragraph.
On January 27, 2021, FHN announced that its Board approved a new $500 million common share purchase program that was to expire on January 31, 2023, replacing the 2018 program, which was terminated. On October 26, 2021, FHN announced that the 2021 program had been increased by $500 million and extended to October 31, 2023. Like the 2018 program, the 2021 program is not tied to any compensation plan. Purchases may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases will be subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations.
As of December 31, 2021, $401 million in purchases had been made life-to-date under this authority at an average price per share of $16.60, or $16.58 excluding commissions.
Table 7.22a
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2021
October 1 to October 31	1,120	$17.00	1,120	$723,523
November 1 to November 30	4,475	$17.19	4,475	$646,603
December 1 to December 31	2,925	$16.40	2,925	$598,646
Total	8,520	$16.89	8,520

(a)    Represents total costs including commissions paid

Compensation Plans Purchase Program
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs, as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be

89	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

made in the open market or through privately negotiated transactions and are subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory considerations. As of December 31, 2021, the maximum number of shares that may be purchased under the program was 23 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2022.
Table 7.22b
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2021
October 1 to October 31	*	$16.73	*	23,150
November 1 to November 30	2	17.30	2	23,148
December 1 to December 31	5	16.26	5	23,143
Total	8	$16.59	8

* Amount is less than 500 shares
Risk Management
FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit which exposes FHN to business strategy and reputational, liquidity, market, capital adequacy, operational, compliance, legal, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise-wide risk governance structure and a statement of risk appetite approved by the Board, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
FHN’s enterprise-wide risk governance structure begins with the Board. The Board, working with the Executive & Risk Committee of the Board, establishes FHN’s risk appetite by approving policies and limits that provide standards for the nature and the level of risk FHN is willing to assume. The Board regularly receives reports on management’s performance against FHN’s risk appetite primarily through the Board’s Executive & Risk and Audit Committees.
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

1.Specific Risk Committees: The Board has delegated authority to the Chief Executive Officer to manage Business Strategy and Reputation Risk, and the general business affairs of FHN under the Board’s oversight. The CEO utilizes the executive management team and the Management Risk Committee to carry out these duties and to analyze existing and emerging strategic and reputation risks and determines the appropriate course of action. The Management Risk Committee is comprised of the CEO and certain officers designated by the CEO. The Management Risk Committee is supported by a set of specific risk committees focused on unique risk types (e.g. liquidity, credit, operational, etc.). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor FHN’s risk-taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.
2.The Risk Management Organization: FHN’s risk management organization, led by the Chief Risk Officer and Chief Credit Officer, provides objective oversight of risk-taking activities. The risk management organization translates FHN’s overall risk appetite into approved limits and formal policies and is supported by corporate staff functions, including the Corporate Secretary, Legal, Finance, Human Resources, and Technology. Risk management also works with business units and functional experts to establish appropriate operating standards and monitor business practices in relation to those standards. Additionally, risk management proactively works with business units

90	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
4.Independent Assurance Functions: Internal Audit, Credit Assurance Services, Compliance Testing, and Model Validation provide an independent and objective assessment of the design and execution of FHN’s internal control system, including management processes, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and employee actions are in compliance with FHN’s policies and applicable laws and regulations. Internal Audit and CAS report to the Chief Audit Executive, who is appointed by and reports to the Audit Committee of the Board. Internal Audit reports quarterly to the Audit Committee of the Board, while CAS reports quarterly to the Executive & Risk Committee of the Board. Compliance Testing and Model Validation report to the Chief Risk Officer and report annually to the Audit Committee of the Board.

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

A summary of FHN's VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:

91	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.23
VaR & SVaR MEASURES

	Year Ended December 31, 2021			As of December 31, 2021
(Dollars in millions)	Mean	High	Low
1-day
VaR	$1	$4	$1	$2
SVaR	4	7	2	5
10-day
VaR	5	21	1	5
SVaR	18	27	11	22

	Year Ended December 31, 2020			As of December 31, 2020
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$7	$1	$2
SVaR	5	18	1	2
10-day
VaR	13	25	2	10
SVaR	18	43	6	10
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 7.24
SCHEDULE OF RISKS INCLUDED IN VaR

	As of December 31, 2021		As of December 31, 2020
(Dollars in millions)	1-day	10-day	1-day	10-day
Interest rate risk	$1	$1	$1	$2
Credit spread risk	1	1	2	6

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
Curve steepening - assumes an instantaneous steepening of the interest rate yield curve through a decrease in short-term rates and an increase in long-

92	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

term rates. The 2-year point on the Treasury yield curve is assumed to decrease 15 basis points and the 10-year point on the Treasury yield curve is assumed to increase 15 basis points. Shifts in other points on the yield curve are predicted based on their correlation to the 2-year and 10-year points.
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

Interest Rate Risk Management
Interest rate risk is the risk to earnings or capital arising from movement in interest rates. ALCO is responsible for overseeing the management of existing and emerging interest rate risk for the company within risk tolerances established by the Board. FHN primarily manages interest rate risk by structuring the balance sheet to maintain a desired level of associated earnings and to protect the economic value of FHN’s capital.
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
Based on a static balance sheet as of December 31, 2021, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances as shown in the table below.
Table 7.25
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
+25	3.7%
+50	7.6%
+100	16.4%
+200	29.5%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.8%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.1%. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 1.9% and 2.7%, assuming the absence of negative rates. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been impacted by the disruption from the COVID-19 pandemic and its variants as well as the low-rate environment. The impact of

93	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

government stimulus programs and other developments have also influenced net interest income results, although the impacts from these programs have abated, and interest rates are expected to increase in the future. FHN continues to monitor current economic trends and potential exposures closely.
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
Derivatives
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) to manage the risk of loss arising from adverse changes in the fair value of certain financial instruments generally caused by changes in interest rates, including FHN's securities inventory, certain term borrowings, and certain loans. Additionally, FHN may enter into derivative contracts in order to meet clients' needs. However, such derivative contracts are typically offset with a derivative contract entered into with an upstream counterparty in order to mitigate risk associated with changes in interest rates.
The simulation models and related hedging strategies discussed above exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 22 - Derivatives for additional discussion of these instruments.

Capital Risk Management & Adequacy
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and Board policy, and to assure ready access to the capital markets. The Capital & Stress Testing Committee, chaired by the Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, coordinates the annual enterprise-wide stress testing process, and other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital & Stress Testing Committee also recommends capital management policies, which are submitted for approval to ALCO and the Executive & Risk Committee and the Board as necessary.
Operational Risk Management
Operational risk is the risk of loss from inadequate or failed internal processes, people, or systems or from external events including data or network security breaches of FHN or of third parties affecting FHN or its clients. This risk is inherent in all businesses. Operational risk is divided into the following risk areas, which have been established at the corporate level to address these risks across the entire organization:
•Business Resilience
•Records Management
•Compliance/Legal (including Bank Secrecy Act)
•Program Governance
•Fiduciary
•Security/Fraud
•Financial (including disclosure controls and procedures)
•Information Technology (including cybersecurity)
•Model
•Vendor
•Insurance
Management, measurement, and reporting of operational risk are overseen by the Operational Risk, Fiduciary, Financial Governance, FHN Financial Risk, and Strategic Investment Board Committees. Key representatives from the business segments, operating units, and supporting units are represented on these committees as appropriate. These governance committees manage the individual operational risk types across FHN by setting standards, monitoring activity, initiating actions, and reporting exposures and results. Key Committee activities and decisions are reported to the appropriate governance committee or included in the Enterprise Risk Report, a quarterly analysis of risk within the organization that is provided to the Executive and Risk Committee. Emphasis is dedicated to refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.

94	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, self-regulatory organization standards, and codes of conduct applicable to FHN’s activities. Management, measurement, and reporting of compliance risk are overseen by the Operational Risk Committee and other key Corporate Governance Committees. Key executives from the business segments, legal, compliance, risk management, and service functions are represented on the Committees. Summary reports of Committee activities and decisions are provided to the appropriate governance committees. Reports include the status of regulatory activities, internal compliance program initiatives, compliance testing results and evaluation of emerging compliance risk areas.
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
The Credit Risk Management function assesses the asset quality trends and results, as well as lending processes, adherence to underwriting guidelines (portfolio-specific underwriting guidelines are discussed further in the Asset Quality Trends section), and utilizes this information to inform management regarding the current state of credit quality and as a factor of the estimation process for determining the allowance for credit losses. The CRMC reviews on a periodic basis various reports issued by assurance functions which provide an independent assessment of the adequacy of loan servicing, grading accuracy, and other key functions. Additionally, CRMC is presented with and discusses various portfolios, lending activity and lending-related projects.
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

Liquidity Risk Management
Among other things, ALCO is responsible for liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy of which the objective is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels, and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real

95	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($14.5 billion was available at December 31, 2021), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provides inexpensive, predictable pricing. The FDIC insures these deposits to the extent authorized by law. Generally, these limits are $250,000 per account owner for interest-bearing and noninterest-bearing accounts. The ratio of average loans, excluding loans HFS and restricted real estate loans, to average core deposits was 80% on December 31, 2021 compared to 99% on December 31, 2020.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. In May 2021, FHN issued $150 million of Series F Non-Cumulative Perpetual Preferred Stock and in July 2021 redeemed its $100 million Series A Non-Cumulative Perpetual Preferred Stock. As of December 31, 2021, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $520 million in non-cumulative perpetual preferred stock. As of December 31, 2021, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheet.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recently completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.1 billion as of January 1, 2022. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common shareholder, FHN, or to its preferred shareholders without prior regulatory approval. Additionally, a capital conservation buffer must be maintained (as described in the Capital section of this Report) to avoid restrictions on dividends.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $770 million in 2021 and $180 million in 2020. In January 2022, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $180 million. First Horizon Bank paid preferred dividends in each quarter of 2021 and 2020 and declared preferred dividends in the first quarter of 2022 which are payable in April 2022.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, as well as applicable regulatory restrictions (including capital conservation buffer requirements) and availability of funds to FHN through a dividend from First Horizon Bank. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings. Consequently, the decision of whether FHN will pay future dividends and the amount of dividends will be affected by current operating results.
FHN paid a cash dividend of $0.15 per common share on January 3, 2022. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred

96	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

share on January 10, 2022 and $331.25 per Series B preferred share and $165 per Series C preferred share on February 1, 2022. In addition, in January 2022, the Board approved cash dividends per share in the following amounts:
Table 7.26

CASH DIVIDENDS APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	3/11/2022	4/1/2022
Preferred Stock
Series C	$165.00	4/14/2022	5/2/2022
Series D	$305.00	4/14/2022	5/2/2022
Series E	$1,625.00	3/25/2022	4/11/2022
Series F	$1,175.00	3/25/2022	4/11/2022
Off-Balance Sheet Arrangements
In the normal course of business, FHN is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. FHN enters into commitments to extend credit to borrowers, including loan commitments, lines of credit, standby letters of credit, and commercial letters of credit. Many of the commitments are expected to expire unused or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements and are not included in the table below. See Note 17 - Contingencies and Other Disclosures for more information.
Contractual Obligations
The following table sets forth contractual obligations representing required and potential cash outflows as of December 31, 2021. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Table 7.27
CONTRACTUAL OBLIGATIONS
as of December 31, 2021

	Payments due by period (a)
	Less than	1 year -	3 years -	After 5
(Dollars in millions)	1 year	< 3 years	< 5 years	years	Total
Contractual obligations:
Time deposit maturities (b) (c)	$3,006	$344	$122	$28	$3,500
Term borrowings (b) (d)	—	456	350	807	1,613
Annual rental commitments under noncancelable leases (b) (e)	49	85	76	238	448
Purchase obligations	160	145	56	13	374
Total contractual obligations	$3,215	$1,030	$604	$1,086	$5,935

(a)Excludes a $92 million liability for unrecognized tax benefits as the timing of payment cannot be reasonably estimated.
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

97	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

agreements with certain derivative counterparties as discussed in Note 22 - Derivatives.
The following table provides FHN’s most recent credit ratings:

Table 7.28
CREDIT RATINGS

	Moody's (a)	Fitch (b)
First Horizon Corporation
Overall credit rating: Long-term/Short-term/Outlook	Baa3/--/Stable	BBB/F2/Positive
Long-term senior debt	Baa3	BBB
Subordinated debt (c)	Baa3	BBB-
Junior subordinated debt (c)	Ba1	BB-
Preferred stock	Ba2	BB-
First Horizon Bank
Overall credit rating: Long-term/Short-term/Outlook	Baa3/P-2/Stable	BBB/F2/Positive
Long-term/short-term deposits	A3/P-2	BBB+/F2
Long-term/short-term senior debt (c)	Baa3/P-2	BBB/F2
Subordinated debt	Baa3	BBB-
Preferred stock	Ba2	BB-
FT Real Estate Securities Company, Inc.
Preferred stock	Ba1
A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.
(a)    Last change in ratings was on May 14, 2015; ratings/outlook affirmed on November 5, 2019.
(b)    Last change in ratings was on May 6, 2020; ratings affirmed and outlook revised to Positive on May 18, 2021.
(c)    Ratings are preliminary/implied.

Repurchase Obligations
Prior to September 2008, legacy First Horizon originated loans through its pre-2009 mortgage business, primarily first lien home loans, with the intention of selling them. As discussed in Note 17 - Contingencies and Other Disclosures, FHN's principal remaining exposures for those activities relate to (i) indemnification claims by underwriters, loan purchasers, and other parties which assert that FHN-originated loans caused or contributed to losses which FHN is legally obliged to indemnify, and (ii) indemnification or other claims related to FHN's servicing of pre-2009 mortgage loans.
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

98	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Repurchase and Foreclosure Liability
FHN's repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the
GSEs, as well as other whole loans sold, mortgage insurance cancellations rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $17 million and $16 million as of December 31, 2021 and 2020, respectively.
Market Uncertainties & Prospective Trends
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
Federal Reserve Policy in Transition
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
During 2021, easing policy continued. For most of the year interest rates fluctuated but remained very low, continuing to adversely impact FHN's net interest margin. Late in 2021 the Federal Reserve announced that it will moderate and eventually reverse its easing policy, starting by reducing ("tapering") its asset purchases. The Federal Reserve's public comments suggest (without any guarantee) that tapering will conclude early in 2022, after which no further asset purchases will be made, and that hikes in short-term rates will commence in 2022, possibly in the first quarter. FHN cannot predict whether short term interest rates will be raised during the taper period or at any other point in time.
Long term interest rates started to rise late in 2021, continuing in 2022, though they remain very low by historical standards. Public expectations related to tapering, coupled with public Federal Reserve comments and concerns about inflation in the U.S., likely have been significant contributors to recent changes in long-term rates.
Recently the Federal Reserve has indicated an expectation to reduce its asset holdings in 2022 after purchases have stopped. Although not currently expected, it is possible that the Federal Reserve may decide to sell assets, rather than merely letting them mature, in an effort to increase long term interest rates more quickly or more robustly.
COVID-19 Pandemic
The COVID-19 pandemic caused extraordinary disruption that negatively impacted the economy and business activity, especially lending (other than lending related to home mortgages). The impact of the pandemic on FHN's performance is discussed further in Results of Operations within this Item 7 beginning on page 63. During the course of 2021, FHN saw the lending pipeline improve in several areas (unrelated to home mortgages) as COVID-19 restrictions were partially or fully eased in most of FHN's markets. Late in 2021 and continuing into early 2022, the Omicron variant of the COVID-19 virus has triggered reinstatement of some restrictions in some markets. Even so, broadly speaking FHN expects the impact of COVID-19 restrictions to continue to diminish over the rest of this year with further progress in vaccination rates and in treatments for those who are infected. However, as demonstrated by variants that arose in 2021, the risk of resurgence remains.

99	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
LIBOR & Reference Rate Reform
LIBOR
The London Inter-Bank Offered Rate ("LIBOR") has been the most widely used reference rate in the world for many years. A substantial majority of FHN's floating rate loans use LIBOR, denominated in U.S. Dollars ("USD"), as the reference rate to determine the interest rate paid by the client/borrower. In addition, certain floating-rate securities issued by FHN use USD LIBOR as the reference rate.
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
The alternatives listed above were made available to the majority of FHN’s commercial clients starting in November 2021. In accordance with the U.S. regulatory position, FHN ceased entering into new LIBOR based contracts as of December 31, 2021. Other alternative reference rates are being developed and FHN may consider them at a future time.

100	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Each alternative reference rate has advantages and disadvantages compared with other alternatives in various circumstances. Despite being supported by the Federal Reserve's ARRC, SOFR may not gain the level of market acceptance and usage that USD LIBOR enjoyed within the U.S. Key aspects of SOFR that support this view are: (a) SOFR fundamentally is an overnight rate, and so is not easily or reliably translated into typical LIBOR tenors; and (b) SOFR is both secured and riskless, and so does not necessarily track a bank's cost of funds very well. For a bank, it is critical to avoid significant mismatches over time between its (variable) cost of funds and its (variable) interest income. Term SOFR attempts to address some of these shortcomings, but not all of them.
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
In the fourth quarter of 2021, FHN ceased using USD LIBOR for new lending and renegotiated terms with clients whose loans are based on 1-week or 2-month USD LIBOR, which ceased publication at the end of 2021. Only a small portion of FHN's clients had such loans.
On the consumer side, the only LIBOR-based product FHN currently offers was adjustable rate mortgages. For new originations, these products transitioned to SOFR beginning in November 2021. SOFR is emerging as a market standard for adjustable rate mortgages and is the conforming convention for Fannie Mae and Freddie Mac.
For all products, FHN developed a go-to-market strategy which included pricing considerations, associate training, and client communications. All required systems, processes, and reporting were updated to accommodate the transition. Each of the leading alternatives mentioned above is undergoing further development and refinement, and it remains unclear which alternative(s) FHN and its clients generally will prefer, and in which situations. Given these considerations, FHN's plans may change to meet evolving market conditions and preferences.
FHN has established a LIBOR Transition Office to assist associates in working with their clients to re-negotiate terms of loan and derivative contracts that extend past the June 30, 2023 cessation date for the remaining USD LIBOR tenors noted above.
While FHN has exposure to LIBOR in various contracts (e.g. securities, derivatives), FHN's primary exposure to LIBOR is in floating rate loans to customers and derivative contracts issued to customers through FHN Financial. Below is a summary of these exposures as of December 31, 2021:
Table 7.29
LIBOR EXPOSURES

(Dollars in billions)	As of December 31, 2021	Mature after June 2023
Commercial loans (a)	$25	$17
Consumer loans (a)	4	4
Customer swaps (b)	11	10

(a) Amounts represent outstanding loan balances as of December 31, 2021.
(b) FHN has entered into offsetting upstream transactions with dealers to offset its market risk exposure.

FHN is assessing the potential impacts on LIBOR-based securities and derivative instruments.

101	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Financial Accounting Aspects
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
In December 2021, the FASB voted to extend the relief under Topic 848 (Reference Rate Reform) by two years, from December 31, 2022 to December 31, 2024.
U.S. Tax Accommodation
On December 30, 2021, the IRS released final guidance that is intended to facilitate the transition of existing contracts from LIBOR to new reference rates without triggering modification accounting or taxable exchange treatment for those contracts. This guidance specifies what must be met in order to qualify for the beneficial transition approach and FHN is considering this guidance in its transition plans.
Critical Accounting Policies & Estimates
Allowance for Loan and Lease Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb expected credit losses in the loan and lease portfolio. Management performs periodic and systematic detailed reviews of its loan and lease portfolio to identify trends and to assess the overall collectability of the portfolio. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan and lease losses and net income, (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions, (3) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms, (4) it requires estimation of a reasonable and supportable forecast period for credit losses for loan portfolio segments before reversion to historical loss levels over the remaining life of a loan and (5) expected future recoveries of amounts previously charged off must be estimated. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to end of a loan’s and leases's estimated life.
FHN believes that the principal assumptions underlying the accounting estimates made by management include: (1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) the lives for loan portfolio pools have been estimated properly, including consideration of expected prepayments; (5) the economic forecasts utilized and associated weighting selected by management in the modeling of expected credit losses are reflective of future economic conditions; (6) entity-specific historical loss information has been properly assessed for all loan portfolio segments as the initial basis for estimating expected credit losses; (7) the reasonable and supportable periods for loan portfolio segments have been properly determined; (8) the reversion methodologies and timeframes for migration from the reasonable and supportable period to the use of historical loss rates are reasonable; (9) expected recoveries of prior charge off amounts have been properly estimated; and (10) qualitative adjustments to modeled loss results reasonably reflect expected future credit losses as of the date of the financial statements.
While management uses the best information available to establish the ALLL, future adjustments to the ALLL and methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates. Such adjustments to prior estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
Selection and weighting of macroeconomic forecasts are the most significant inputs in quantitative ALLL calculations. Due to the sensitivity of the ALLL determination to macroeconomic forecasts, changes in those forecasts can result in materially different results between reporting periods. In the determination of the ALLL as of December 31, 2021, FHN utilized Moody's Baseline, S1 (more favorable) and S3 (adverse) scenarios for the calculation of the ALLL. FHN placed the most weight on Moody's Baseline scenario but also included weightings for S1 and S3 scenarios, primarily to reflect the uncertainty of macroeconomic forecasts related to the ongoing economic impacts from the COVID-19 pandemic.

102	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Due to the dynamic relationship of macroeconomic inputs in modeling calculations, quantifying the effects of changing individual inputs is highly challenging. Additionally, management applies judgment in developing qualitative adjustments that are considered necessary to appropriately reflect elements of credit risk that are not captured in the quantitative model results. To provide some hypothetical sensitivity analysis, FHN prepared two alternate quantitative calculations, applying 100% weighting to Moody's Baseline and S3 (adverse) scenarios.
These hypothetical calculations resulted in a 2.5% reduction and 17.5% increase, respectively, in ALLL in comparison to the ALLL recorded at December 31, 2021, inclusive of qualitative adjustments that are affected by the weighting of forecast scenarios.
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
The income tax laws of the jurisdictions in which FHN operate are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In determining if a tax position should be recognized and in establishing a provision for income tax expense, FHN must make judgments and interpretations about the application of these inherently complex tax laws. Interpretations may be subjected to review during examination by taxing authorities and disputes may arise over the respective tax positions. FHN attempts to resolve disputes that may arise during the tax examination and audit process. However, certain disputes may ultimately be resolved through the federal and state court systems.
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
See Note 15 - Income Taxes for additional information including discussion of valuation allowances related to deferred tax assets and the potential impact of unrecognized tax benefits on future earnings.
Contingent Liabilities
A liability is contingent if the amount or outcome is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. FHN estimates its contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain and difficult to estimate.

103	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
See Note 17 - Contingencies and Other Disclosures for additional information regarding FHN's existing material contingent liabilities, including those with and without loss accruals, and discussion of reasonably possible loss amounts for pending litigation matters.
Accounting Changes with Extended Transition Periods
Refer to Note 1 – Significant Accounting Policies for a detail of accounting changes with extended transition periods, which section is incorporated into this MD&A by this reference.
Non-GAAP Information
Certain measures are included in this report are “non-GAAP”, meaning they are not presented in accordance with U.S. GAAP and also are not codified in U.S. banking regulations currently applicable to FHN. Although other entities may use calculation methods that differ from those used by FHN for non-GAAP measures, FHN’s management believes such measures are relevant to understanding the capital position or financial results of FHN and its business segments. Non-GAAP measures are reported to FHN’s management and Board of Directors through various internal reports.
The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, tangible book value per common share, and loans and leases excluding PPP loans. Table 7.30 appearing in the MD&A (Item 7 of Part II) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
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
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 7.30
NON-GAAP TO GAAP RECONCILIATION

(Dollars in millions; shares in thousands)	2021	2020	2019
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$1,994	$1,662	$1,210
Plus: Noninterest income (GAAP)	1,076	1,492	654
Total Revenues (GAAP)	3,070	3,154	1,864
Less: Noninterest expense (GAAP)	2,096	1,718	1,233
Pre-provision Net Revenue (Non-GAAP)	$974	$1,436	$631
Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$8,494	$8,307	$5,076
Less: Noncontrolling interest (a)	295	295	295

104	2021 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Less: Preferred stock (a)	520	470	96
(B) Total common equity	7,679	7,542	4,685
Less: Goodwill and other intangible assets (GAAP) (b)	1,809	1,865	1,563
(C) Tangible common equity (Non-GAAP)	5,870	5,677	3,122
Less: Unrealized gains (losses) on AFS securities, net of tax	(36)	108	31
(D) Adjusted tangible common equity (Non-GAAP)	$5,906	$5,569	$3,091
Tangible Assets (Non-GAAP)
(E) Total assets (GAAP)	$89,092	$84,209	$43,311
Less: Goodwill and other intangible assets (GAAP) (b)	1,809	1,865	1,563
(F) Tangible assets (Non-GAAP)	$87,283	$82,344	$41,748
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,479	$6,609	$4,920
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	506	297	96
(G) Total average common equity	7,678	6,017	4,529
Less: Average goodwill and other intangible assets (GAAP) (b)	1,836	1,696	1,575
(H) Average tangible common equity (Non-GAAP)	$5,842	$4,321	$2,954
Net Income Available to Common Shareholders
(I) Net income available to common shareholders	$962	$822	$435
Risk Weighted Assets
(J) Risk weighted assets (c)	$64,183	$63,140	$37,046
Period-end shares outstanding
(K) Period-end shares outstanding	533,577	555,031	311,469
Ratios
(A)/(E) Total period-end equity to period-end assets (GAAP)	9.53%	9.86%	11.72%
(C)/(F) Tangible common equity to tangible assets (Non-GAAP)	6.73	6.89	7.48
(D)/(J) Adjusted tangible common equity to risk weighted assets (Non-GAAP)	9.20	8.82	8.34
(I)/(G) Return on average common equity (GAAP)	12.53	13.66	9.60
(I)/(H) Return on average tangible common equity (Non-GAAP)	16.46	19.03	14.71
(B)/(K) Book value per common share (GAAP)	$14.39	$13.59	$15.04
(C)/(K) Tangible book value per common share (Non-GAAP)	$11.00	$10.23	$10.02
Loans and leases excluding PPP loans (Non-GAAP)
Commercial loans and leases excluding PPP loans	$42,139	$41,327
PPP loans	1,038	4,052
Total commercial loans and leases	43,177	45,379
Total consumer loans	11,682	12,853
Total loans and leases	$54,859	$58,232
(a)Included in total equity on the Consolidated Balance Sheets.
(b)Includes goodwill and other intangible assets, net of amortization.
(c)Defined by and calculated in conformity with bank regulations applicable to FHN.

105	2021 FORM 10-K ANNUAL REPORT

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is incorporated herein by reference to: 2021 MD&A (Item 7), which begins on page 60 of this report; Note 22-Derivatives, which begins on page 184 of this report; and Note 23-Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, which begins on page 191 of this report. Within 2021 MD&A, these sections are especially pertinent to this Item 7A: Market Risk Management and Interest Rate Risk Management which begin, respectively, on pages 91 and 93 of this report. Notes 22 and 23 are part of our 2021 Financial Statements (Item 8).

106	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS
Item 8.    Financial Statements and Supplementary Data

TABLE OF ITEM 8 TOPICS

107	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS

108	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	MANAGEMENT REPORT ON ICOFR
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
Management assessed the effectiveness of First Horizon Corporation’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that First Horizon Corporation maintained effective internal control over financial reporting as of December 31, 2021.
KPMG LLP, the independent registered public accounting firm that audited First Horizon Corporation's financial statements, issued an audit report on First Horizon Corporation’s internal control over financial reporting. That report appears on the following page.

109	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON ICOFR
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Horizon Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
Memphis, Tennessee
March 1, 2022

110	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Horizon Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC 326, Financial Instruments — Credit Losses.

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

Assessment of the allowance for loan losses for loans collectively evaluated for impairment

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2021 was $670 million, of which a portion related to the allowance for loan losses for loans

111	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
collectively evaluated for impairment (the collective ALLL). The collective ALLL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ALLL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. The expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure at default (EAD), including amortization and prepayment assumptions, on an undiscounted basis. The Company uses models or assumptions to develop expected loss forecasts, which incorporate a weighting approach for multiple macroeconomic forecasts over a four year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation periods, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, the Company segments the portfolio into pools, generally incorporating loan grades for commercial loans. The Company uses qualitative adjustments to adjust historical loss information in situations where current loan characteristics differ from those in the historical loss information and for differences in economic conditions and other factors.

We identified the assessment of the collective ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ALLL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALLL methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions, which included the reasonable and supportable forecast period, the economic forecast scenarios and macroeconomic assumptions. The assessment also included the evaluation of certain qualitative adjustments and their significant assumptions. The significant assumptions are sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALLL estimate, including controls over the:

•assessment of the collective ALLL methodology

•performance monitoring of the PD, LGD and prepayment models

•continued use and appropriateness of changes to the PD, LGD, and prepayment models, including the significant assumptions used in the PD, LGD, and prepayment models

•development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative adjustments

•analysis of the collective ALLL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ALLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ALLL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

112	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
•evaluating the selection of the economic forecast scenarios by comparing to the Company’s business environment and relevant industry practices
•evaluating the length of the reasonable and supportable forecast period by comparing to specific portfolio risk characteristics and trends
•evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the collective ALLL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the collective ALLL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practice
•potential bias in the accounting estimates.
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
March 1, 2022

113	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED BALANCE SHEETS
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2021	2020
Assets
Cash and due from banks	$1,147	$1,203
Interest-bearing deposits with banks	14,907	8,351
Federal funds sold and securities purchased under agreements to resell	641	445
Trading securities	1,601	1,176
Securities available for sale at fair value	8,707	8,047
Securities held to maturity (fair value of $705 and $10, respectively)	712	10
Loans held for sale (including $258 and $405 at fair value, respectively)	1,172	1,022
Loans and leases (including $— and $16 at fair value, respectively)	54,859	58,232
Allowance for loan and lease losses	(670)	(963)
Net loans and leases	54,189	57,269
Premises and equipment	665	759
Goodwill	1,511	1,511
Other intangible assets	298	354
Other assets	3,542	4,062
Total assets	$89,092	$84,209

Liabilities
Noninterest-bearing deposits	$27,883	$22,173
Interest-bearing deposits	47,012	47,809
Total deposits	74,895	69,982
Trading liabilities	426	353
Short-term borrowings	2,124	2,198
Term borrowings	1,590	1,670
Other liabilities	1,563	1,699
Total liabilities	80,598	75,902

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,750 and 26,250 shares, respectively	520	470
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 533,576,766 and 555,030,652 shares, respectively	333	347
Capital surplus	4,743	5,074
Retained earnings	2,891	2,261
Accumulated other comprehensive loss, net	(288)	(140)
FHN shareholders' equity	8,199	8,012
Noncontrolling interest	295	295
Total equity	8,494	8,307
Total liabilities and equity	$89,092	$84,209

See accompanying notes to consolidated financial statements.

114	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions, except per share data; shares in thousands)	2021	2020	2019
Interest income
Interest and fees on loans and leases	$1,957	$1,722	$1,394
Interest and fees on loans held for sale	33	30	31
Interest on investment securities	121	105	121
Interest on trading securities	30	35	47
Interest on other earning assets	17	6	31
Total interest income	2,158	1,898	1,624
Interest expense
Interest on deposits	81	152	307
Interest on trading liabilities	6	6	13
Interest on short-term borrowings	5	14	41
Interest on term borrowings	72	64	53
Total interest expense	164	236	414
Net interest income	1,994	1,662	1,210
Provision for credit losses	(310)	503	45
Net interest income after provision for credit losses	2,304	1,159	1,165
Noninterest income
Fixed income	406	423	279
Deposit transactions and cash management	175	148	132
Mortgage banking and title income	154	129	10
Brokerage, management fees and commissions	88	66	55
Card and digital banking fees	78	60	49
Trust services and investment management	51	39	30
Other service charges and fees	44	26	21
Securities gains (losses), net	13	(6)	—
Purchase accounting gain	(1)	533	—
Other income	68	74	78
Total noninterest income	1,076	1,492	654
Noninterest expense
Personnel expense	1,210	1,033	695
Net occupancy expense	137	116	80
Computer software	116	85	61
Operations services	80	56	46
Legal and professional fees	68	84	72
Contract employment and outsourcing	67	24	13
Amortization of intangible assets	56	40	25
Equipment expense	47	42	34
Communications and delivery	37	31	25
Advertising and public relations	37	18	34
Impairment of long-lived assets	34	7	23
Contributions	14	41	11
Other expense	193	141	114
Total noninterest expense	2,096	1,718	1,233
Income before income taxes	1,284	933	586

115	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME

Income tax expense	274	76	134
Net income	$1,010	$857	$452
Net income attributable to noncontrolling interest	11	12	11
Net income attributable to controlling interest	$999	$845	$441
Preferred stock dividends	37	23	6
Net income available to common shareholders	$962	$822	$435
Basic earnings per share	$1.76	$1.90	$1.39
Diluted earnings per share	$1.74	$1.89	$1.38
Weighted average common shares	546,354	432,125	313,637
Diluted average common shares	551,241	433,717	315,657

See accompanying notes to consolidated financial statements.

116	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2021	2020	2019
Net income	$1,010	$857	$452
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(144)	77	107
Net unrealized gains (losses) on cash flow hedges	(10)	9	15
Net unrealized gains (losses) on pension and other postretirement plans	6	13	15
Other comprehensive income (loss)	(148)	99	137
Comprehensive income	862	956	589
Comprehensive income attributable to noncontrolling interest	11	12	11
Comprehensive income attributable to controlling interest	$851	$944	$578
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(46)	$25	$35
Net unrealized gains (losses) on cash flow hedges	(3)	3	5
Net unrealized gains (losses) on pension and other postretirement plans	2	3	5

See accompanying notes to consolidated financial statements.

117	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Sock
(Dollars in millions, except per share data; shares in thousands)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2018	1,000	$96	318,573	$200	$3,029	$1,542	$(376)	$295	$4,786
Adjustment to reflect adoption of ASU 2016-02	—	—	—	—	—	(1)	—	—	(1)
Beginning balance, as adjusted	1,000	96	318,573	200	3,029	1,541	(376)	295	4,785
Net income	—	—	—	—	—	441	—	11	452
Other comprehensive income (loss)	—	—	—	—	—	—	137	—	137
Comprehensive income (loss)	—	—	—	—	—	441	137	11	589
Cash dividends declared:
Preferred stock	—	—	—	—	—	(6)	—	—	(6)
Common stock ($.56 per share)	—	—	—	—	—	(178)	—	—	(178)
Common stock repurchased (b)	—	—	(9,100)	(6)	(128)	—	—	—	(134)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,996	1	8	—	—	—	9
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2019	1,000	96	311,469	195	2,931	1,798	(239)	295	5,076
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96)	—	—	(96)
Beginning balance, as adjusted	1,000	96	311,469	195	2,931	1,702	(239)	295	4,980
Net income	—	—	—	—	—	845	—	12	857
Other comprehensive income (loss)	—	—	—	—	—	—	99	—	99
Comprehensive income (loss)	—	—	—	—	—	845	99	12	956
Cash dividends declared:
Preferred stock	—	—	—	—	—	(23)	—	—	(23)
Common stock ($.60 per share)	—	—	—	—	—	(263)	—	—	(263)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	144	—	—	—	—	—	—	144
Common stock repurchased (b)	—	—	(426)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,726	—	7	—	—	—	7
Issued in business combination (c)	23,750	230	243,015	152	2,115	—	—	—	2,497
Stock-based compensation expense	—	—	—	—	32	—	—	—	32
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(12)	(12)
Other (d)	—	—	(753)	—	(7)	—	—	—	(7)
Balance, December 31, 2020	26,250	470	555,031	347	5,074	2,261	(140)	295	8,307
Net income	—	—	—	—	—	999	—	11	1,010
Other comprehensive income (loss)	—	—	—	—	—	—	(148)	—	(148)
Comprehensive income (loss)	—	—	—	—	—	999	(148)	11	862
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(332)	—	—	(332)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	145	—	—	—	—	—	—	145
Call of preferred stock	(1,000)	(95)	—	—	—	(5)	—	—	(100)
Common stock repurchased (b)	—	—	(25,063)	(16)	(400)	—	—	—	(416)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,609	2	26	—	—	—	28
Stock-based compensation expense	—	—	—	—	43	—	—	—	43
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494

118	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)2021, 2020, and 2019 include $401 million, $4 million, and $130 million, respectively, repurchased under share repurchase programs.
(c)See Note 2- Acquisitions and Divestitures for additional information.
(d)Represents shares canceled in connection with the resolution of remaining CBF dissenters' appraisal process and to cover taxes on the IBKC equity compensation grants that automatically vested as part of the merger.
See accompanying notes to consolidated financial statements.

119	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS
Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2021	2020	2019
Operating Activities
Net income	$1,010	$857	$452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(310)	503	45
Deferred income tax expense (benefit)	—	(18)	14
Depreciation and amortization of premises and equipment	61	52	44
Amortization of intangible assets	56	40	25
Net other amortization and accretion	(67)	(30)	(3)
Net (increase) decrease in trading securities	1,824	1,912	1,423
Net (increase) decrease in derivatives	412	(223)	(134)
Purchase accounting gain	1	(533)	—
Stock-based compensation expense	43	32	22
Securities (gains) losses, net	(13)	6	—
Loss on debt extinguishment	26	—	—
Net (gains) losses on sale/disposal of fixed assets	29	8	22
(Gain) loss on BOLI	(8)	(5)	(5)
Loans held for sale:
Purchases and originations	(6,644)	(4,710)	(2,075)
Gross proceeds from settlements and sales	4,451	2,907	818
(Gain) loss due to fair value adjustments and other	(205)	(81)	(7)
Other operating activities, net	75	(545)	189
Total adjustments	(269)	(685)	378
Net cash provided by (used in) operating activities	741	172	830
Investing Activities
Proceeds from sales of securities available for sale	68	629	192
Proceeds from maturities of securities available for sale	2,771	4,099	800
Purchases of securities available for sale	(3,736)	(4,740)	(630)
Purchases of securities held to maturity	(720)	—	—
Proceeds from prepayments of securities held to maturity	17	—	—
Proceeds from sales of premises and equipment	42	12	20
Purchases of premises and equipment	(53)	(58)	(49)
Proceeds from sales and pay downs of loans classified as held to maturity	—	—	20
Proceeds from BOLI	22	12	14
Net (increase) decrease in loans and leases	3,509	(819)	(3,570)
Net (increase) decrease in interest-bearing deposits with banks	(6,556)	(6,187)	795
Cash (paid) received for acquisitions, net	—	2,071	—
Other investing activities, net	19	14	18
Net cash provided by (used in) investing activities	(4,617)	(4,967)	(2,390)
Financing Activities
Common stock:
Stock options exercised	28	7	9
Cash dividends paid	(333)	(222)	(171)
Repurchase of shares	(416)	(4)	(134)
Cancellation of common shares	—	(7)	—
Preferred stock issuance	145	144	—
Call of preferred stock	(100)	—	—
Cash dividends paid - preferred stock - noncontrolling interest	(11)	(12)	(11)

120	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash dividends paid - preferred stock	(33)	(17)	(6)
Net increase (decrease) in deposits	4,919	7,143	(253)
Net increase (decrease) in short-term borrowings	(75)	(1,529)	2,384
Increases (decreases) in term borrowings	(108)	(327)	(396)
Net cash provided by (used in) financing activities	4,016	5,176	1,422
Net increase (decrease) in cash and cash equivalents	140	381	(138)
Cash and cash equivalents at beginning of period	1,648	1,267	1,405
Cash and cash equivalents at end of period	$1,788	$1,648	$1,267
Supplemental Disclosures
Total interest paid	$170	$261	$411
Total taxes paid	258	105	71
Total taxes refunded	30	36	28
Transfer from loans to OREO	4	2	9
Transfer from loans HFS to trading securities	2,232	1,742	1,321
Transfer from loans to loans HFS	31	9	31
See accompanying notes to consolidated financial statements.

121	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Notes to the Consolidated Financial Statements

Note 1—Significant Accounting Policies
Basis of Accounting
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
Merger with IBERIABANK Corporation
On July 1, 2020, FHN and IBERIABANK Corporation closed their merger of equals transaction. Historical periods prior to the closing of the merger only reflect results of legacy FHN operations. Subsequent to closing, results reflect all post-merger activity. Refer to Note 2 – Acquisitions and Divestitures for additional information regarding the transaction.
Reclassification
In connection with the IBKC merger, certain captions in the Consolidated Balance Sheets and Consolidated Statements of Income, loan categories, and business activities within the segments were realigned. Amounts reported in prior periods' consolidated financial statements, which represent FHN's pre-merger financial results, have been reclassified to conform to the current presentation.
Principles of Consolidation
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
Revenues
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
Fixed Income
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
Mortgage Banking and Title Income
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
Deposit Transactions and Cash Management
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

122	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Trust Services and Investment Management
Trust services and investment management fees include investment management, personal trust, employee benefits, and custodial trust services. Obligations for trust services are generally satisfied over time but may be satisfied at points in time for certain activities that are transactional in nature.
Card and Digital Banking Fees
Card and digital banking fees include credit interchange and network revenues and various card-related fees. Interchange income is recognized concurrently with the delivery of services on a daily basis. Card-related fees such as late fees, currency conversion, and cash advance fees are loan-related and excluded from the scope of ASC 606.
Contract Balances
As of December 31, 2021, accounts receivable related to products and services on non-interest income were $12 million. For the year ended December 31, 2021, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2021. Credit risk is assessed on these accounts receivable each reporting period and the amount of estimated uncollectible receivables is not material.
Transaction Price Allocated to Remaining Performance Obligations
For the year ended December 31, 2021, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
Refer to Note 20 - Business Segment Information for a reconciliation of disaggregated revenue by major product line and reportable segment.
Statements of Cash Flows
For purposes of these statements, cash and due from banks, federal funds sold, and securities purchased under agreements to resell are considered cash and cash equivalents. Federal funds are usually sold for one-day periods, and securities purchased under agreements to resell are short-term, highly liquid investments.
Debt Investment Securities
Debt securities that may be sold prior to maturity are classified as AFS and are carried at fair value. The unrealized gains and losses on debt securities AFS, including securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Statements of Comprehensive Income. Debt securities which management has the intent and ability to hold to maturity are reported at amortized cost. Interest only strips were classified in securities AFS and valued at elected fair value in periods prior to October 1, 2021 at which time they were transferred to trading securities. See Note 24 - Fair Value of Assets and Liabilities for additional information. Realized gains and losses (i.e., from sales) for debt investment securities are determined by the specific identification method and reported in noninterest income.
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
FHN has elected to exclude accrued interest receivable from the fair value and amortized cost basis on debt securities when assessing whether these securities have experienced credit impairment. Additionally, FHN has elected to not measure an allowance for credit losses on AIR for debt securities based on its policy to write off

123	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
uncollectible interest in a timely manner, which generally occurs when delinquency reaches no more than 90 days for all security types. Any such write offs are recognized as a reduction of interest income. AIR for debt securities is included within other assets in the Consolidated Balance Sheet.
Equity Investment Securities
Equity securities are classified in other assets. Banks organized under state law may apply to be members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank. Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed. FRB and FHLB stock are recorded at cost and are subject to impairment reviews. FHN's subsidiary, First Horizon Bank, was a state member bank throughout 2021.
Other equity investments primarily consist of mutual funds which are marked to fair value through earnings. Smaller balances of equity investments without a readily determinable fair value are recorded at cost minus impairment with adjustments through earnings for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Fed Funds Sold and Purchased
Fed funds sold and purchased represent unsecured overnight funding arrangements between participants in the Federal Reserve system primarily to assist banks in meeting their regulatory cash reserve requirements. Fed Funds sold are evaluated for credit risk each reporting period. Due to the short duration of each transaction and the history of no credit losses, no credit loss has been recognized.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
FHN purchases short-term securities under agreements to resell which are accounted for as collateralized financings except where FHN does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. All of FHN’s securities purchased under agreements to resell are recognized as collateralized financings. Securities delivered under these transactions are delivered to either the dealer custody account at the FRB or to the applicable counterparty. Securities sold under agreements to repurchase are offered to cash management clients as an automated, collateralized investment account. Securities sold under agreements to repurchase are also used by the consumer/commercial bank to obtain favorable borrowing rates on its purchased funds. All of FHN's securities sold under agreements to repurchase are secured borrowings.
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
Loans Held for Sale
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
•Fair Value Option Election. These loans consist of originated fixed rate single-family residential mortgage loans that are committed to be sold in the secondary market. Gains and losses on these mortgage loans are included in mortgage banking and title income.
•Other loans held for sale. For these loans, gains on sale are recognized through noninterest income. Net unrealized losses, if any, are recognized through a valuation allowance that is also recorded as a charge to noninterest income.

124	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Loans and Leases
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
Equipment financing leases to commercial clients are primarily classified as direct financing and sales-type leases. Equipment financing leases are reported at the net lease investment, which represents the sum of minimum lease payments over the lease term and the estimated residual value, less unearned interest income. Interest income is accrued as earned over the term of the lease based on the net investment in leases. Fees incurred to originate the lease are deferred and recognized as an adjustment of the yield on the lease.
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
Nonaccrual and Past Due Loans
Generally, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments, but there are other borrower-specific issues. Consumer loans are generally placed into nonaccrual status no later than 90 days past due.
•The accrual status policy for commercial TDRs follows the same internal policies and procedures as other commercial portfolio loans.
•Residential real estate loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower (“discharged bankruptcies”) are placed on nonaccrual and are reported as TDRs. They are not returned to accrual status even if current and performing in the future.
•Current second lien residential real estate loans that are junior to first liens are placed on nonaccrual status if in bankruptcy.
•Consumer real estate (HELOC and residential real estate installment loans), if not already on nonaccrual per above situations, are placed on nonaccrual if the loan is 30 or more days delinquent at the time of modification and is also determined to be a TDR.

When commercial and consumer loans within each portfolio segment and class are placed on nonaccrual status, accrued but uncollected interest is reversed and charged against interest income. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to recover the principal balance and accrued interest. Interest payments received on nonaccrual loans are normally applied to outstanding principal first. Once all principal has been received, additional interest payments are recognized on a cash basis as interest income.
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

125	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Charge-offs
For all commercial and consumer loan portfolio segments, all losses of principal are charged to the ALLL in the period in which the loan is deemed to be uncollectible.
For consumer loans, the timing of a full or partial charge-off generally depends on the loan type and delinquency status. Generally, for the consumer real estate segment, a loan will be either partially or fully charged-off when it becomes 180 days past due. At this time, if the collateral value does not support foreclosure, balances are fully charged-off and other avenues of recovery are pursued. If the collateral value supports foreclosure, the loan is charged-down to net realizable value (collateral value less estimated costs to sell) and is placed on nonaccrual status. For residential real estate loans discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the fair value of the collateral position is assessed at the time FHN is made aware of the discharge and the loan is charged down to the net realizable value (collateral value less estimated costs to sell). Within the credit card and other portfolio segment, credit cards and installment loans secured by automobiles are normally charged-off upon reaching 180 days past due while other non-real estate consumer loans are charged-off upon reaching 120 days past due.
For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the ALLL recorded at acquisition is immediately charged off if required by FHN’s existing charge off policy. Additionally, FHN is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ALLL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet FHN’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in an income statement impact.
Purchased Credit-Deteriorated Loans
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
Allowance for Credit Losses
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
Management's estimate of expected credit losses in the loan and lease portfolio is recorded in the ALLL and the

126	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
reserve for unfunded lending commitments, collectively the ACL. The ACL is maintained at a level that management determines is sufficient to absorb current expected credit losses in the loan and lease portfolio and unfunded lending commitments. Management uses analytical models to estimate expected credit losses in the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The models are carefully reviewed to identify trends that may not be captured in the modeled loss estimates. Management uses qualitative adjustments for those items not reflected in the modeled loss information such as recent changes from the macroeconomic forecasts utilized in model calculations, results of additional stressed modeling scenarios, observed and/or expected changes affecting borrowers in specific industries or geographic areas, exposure to large lending relationships and expected recoveries of prior charge offs. Qualitative adjustments are also used to accommodate for the imprecision of certain assumptions and uncertainties inherent in the model calculations as well as to align certain differences in models used by acquired loan portfolios to the methodologies described herein. Loans accounted for at elected fair value are excluded from CECL measurements.
The ALLL is increased by the provision for loan and lease losses and is decreased by loan charge-offs. The ALLL is determined in accordance with ASC 326-20 "Financial Instruments - Credit Losses". ASC 326-20 was adopted on January 1, 2020 and for periods prior to that was determined in accordance with ASC 450-20-50 "Contingencies - Accruals for Loss Contingencies" and was composed of reserves for commercial loans evaluated based on pools of credit-graded loans and reserves for pools of smaller-balance homogeneous consumer and commercial loans. The reserve factors applied to these pools were an estimate of probably incurred losses based on management's evaluation of historical net losses from loans with similar characteristics. Additionally, the ALLL included specific reserves established in accordance with ASC 310-10-35 for loans determined by management to be individually impaired as well as reserves associated with purchased credit impaired loans. Management used analytical models to estimate probable incurred losses in the loan portfolio as of the balance sheet date. The models, which were primarily driven by historical losses, were carefully reviewed to identify trends that may not have been captured in the historical loss factors used in the models. Management used qualitative adjustments for those items not yet captured in the models like then-current events, recent trends in the portfolio, current underwriting guidelines, and local and macroeconomic trends, among other things.
Subsequent to December 31, 2019, credit loss estimation is based on the amortized cost of loans, which includes the following:
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

127	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Premises and Equipment
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
Goodwill and Other Intangible Assets
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
Servicing Rights
FHN recognizes the rights to service mortgage and other loans as separate assets, which are recorded in other assets in the Consolidated Balance Sheets, when

128	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Transfers of Financial Assets
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
Derivative Financial Instruments
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
Leases
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
Lessee
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

129	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Lessor
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
Lease income for operating leases is recognized over the life of the lease, generally on a straight line basis. Lease incentives and initial direct costs are capitalized and amortized over the estimated life of the lease. Lease income is not significant for any reporting periods and is classified as a reduction of net occupancy expense in the Consolidated Statements of Income.
Investment Tax Credit
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
Advertising and Public Relations
Advertising and public relations costs are generally expensed as incurred.
Income Taxes
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

130	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
recorded amount, FHN would make an adjustment to the valuation allowance, which would reduce income tax expense.
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
Earnings per Share
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
Equity Compensation
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
Phantom stock awards are accounted for as liability awards and are remeasured at each reporting period based on changes in their fair value, which is based on changes in common share prices, until the date of cash settlement. Compensation cost for each reporting period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the phantom stock award for each reporting period.
Repurchase and Foreclosure Provision
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
Legal Costs
Generally, legal costs are expensed as incurred.Costs related to equity issuances are netted against capital surplus. Costs related to debt issuances are included in debt issuance costs that are recorded within term borrowings.
Contingency Accruals
Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration,

131	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
2022 Merger Agreement with Toronto-Dominion Bank
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), TD Bank US Holding Company, a Delaware corporation and indirect, wholly owned subsidiary of TD (“TD-US”), and Falcon Holdings Acquisition Co., a Delaware corporation and direct, wholly owned subsidiary of TD-US (“Merger Sub”). Refer to Note 27 – Subsequent Events, beginning on page 212, for additional information regarding the proposed transaction. Merger and integration expenses related to the Proposed TD Merger will be recorded in FHN’s Corporate segment. No such expenses were recognized during 2021.
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

132	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
The FASB has voted to approve an extension of the transition window for ASU 2020-04 until December 31, 2024, consistent with key USD LIBOR tenors continuing to be published through June 30, 2023.
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

133	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—ACQUISITIONS & DIVESTITURES
Note 2—Acquisitions and Divestitures
IBKC Merger of Equals
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
Table 8.2.1
MERGER CONSIDERATION ALLOCATIONS

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

In relation to the merger-of-equals, FHN recorded a $531 million purchase accounting gain, representing the shortfall of the purchase price under the acquisition accounting value of net assets acquired, net of deferred taxes. The purchase accounting gain is not taxable. The valuation of the IBKC merger-of-equals transaction was final as of June 30, 2021.
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

134	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—ACQUISITIONS & DIVESTITURES
Goodwill and Other Intangible Assets for additional information). This goodwill was the result of expected synergies, operational efficiencies and other factors.
Expenses related to FHN's merger and integration activities are recorded in FHN's Corporate segment.
Total merger and integration expense recognized for the years ended December 31, 2021 and 2020 are presented in the following table:
Table 8.2.2
MERGER & INTEGRATION EXPENSE

(Dollars in millions)	2021	2020
Personnel expense (a)	$56	$66
Impairment of long-lived assets	34	6
Legal and professional fees (b)	21	39
Contract employment and outsourcing	12	1
Advertising and public relations	10	—
Contribution expense (c)	—	20
Other expense (d)	54	23
Total	$187	$155

(a)    Primarily comprised of fees for severance and retention.
(b)     Primarily comprised of fees for legal, accounting, and merger consultants.
(c)    Comprised of contribution expense related to the establishment of the Louisiana First Horizon Foundation.
(d)     Consists of operation services, communications and delivery, equipment expense, supplies, travel and entertainment, computer software, occupancy expense (including costs associated with lease exits) and costs of shareholder matters.

In addition to the transactions mentioned above, FHN acquires or divests assets from time to time in transactions that are considered business combinations or divestitures but are not material to FHN individually or in the aggregate.
2022 Merger Agreement with Toronto-Dominion Bank
On February 27, 2022, FHN entered into the TD Merger Agreement with TD, TD-US, and Merger Sub. Refer to Note
27—Subsequent Events for additional information regarding the proposed transaction. Merger and integration expenses related to the Proposed TD Merger will be recorded in FHN’s Corporate segment. No such expenses were recognized during 2021.

135	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—INVESTMENT SECURITIES
Note 3—Investment Securities
The following tables summarize FHN’s investment securities as of December 31, 2021 and 2020:
Table 8.3.1a
INVESTMENT SECURITIES AT YE 2021

	December 31, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,062	$42	$(49)	$5,055
Government agency issued CMO	2,296	8	(47)	2,257
Other U.S. government agencies	861	4	(15)	850
States and municipalities	535	11	(1)	545
Total securities available for sale (a)	$8,754	$65	$(112)	$8,707

Securities held to maturity:
Government agency issued MBS	$509	$—	$(5)	$504
Government agency issued CMO	203	—	(2)	201
Total securities held to maturity	$712	$—	$(7)	$705

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

Table 8.3.1b
INVESTMENT SECURITIES AT YE 2020

	December 31, 2020
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasuries	$613	$—	$—	$613
Government agency issued MBS	3,722	92	(2)	3,812
Government agency issued CMO	2,380	29	(3)	2,406
Other U.S. government agencies	672	12	—	684
Corporate and other debt	40	1	(1)	40
States and municipalities	445	15	—	460
	$7,872	$149	$(6)	8,015
AFS securities recorded at fair value through earnings:
SBA interest-only strips (a)				32
Total securities available for sale (b)				$8,047

Securities held to maturity:
Corporate and other debt	$10	$—	$—	$10
Total securities held to maturity	$10	$—	$—	$10

(a)SBA interest-only strips were recorded at elected fair value. See Note 24 - Fair Value of Assets and Liabilities for additional information.
(b)Includes $6.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

136	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of December 31, 2021 is provided below:
Table 8.3.2
DEBT SECURITIES PORTFOLIO MATURITIES

	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$17	$18
After 1 year through 5 years	—	—	149	149
After 5 years through 10 years	—	—	351	349
After 10 years	—	—	879	879
Subtotal	—	—	1,396	1,395
Government agency issued MBS and CMO (a)	712	705	7,358	7,312
Total	$712	$705	$8,754	$8,707

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains on sales of AFS securities for the years ended December 31, 2021, 2020 and 2019 were insignificant. Gross losses on sales of AFS securities were insignificant for the year ended December 31, 2021, $4 million for the year ended 2020, and insignificant for the year ended December 31, 2019. Cash proceeds from the sales of AFS securities during 2021, 2020 and 2019 were $68 million, $629 million, and $192 million, respectively.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of December 31, 2021 and 2020:
Table 8.3.3a
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES AT YE 2021

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,973	$(41)	$184	$(8)	$3,157	$(49)
Government agency issued CMO	1,436	(37)	248	(10)	1,684	(47)
Other U.S. government agencies	459	(11)	90	(4)	549	(15)
States and municipalities	68	(1)	—	—	68	(1)
Total	$4,936	$(90)	$522	$(22)	$5,458	$(112)

Table 8.3.3b
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES AT YE 2020

	As of December 31, 2020
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasuries	$307	$—	$—	$—	$307	$—
Government agency issued MBS	426	(2)	—	—	426	(2)
Government agency issued CMO	586	(3)	—	—	586	(3)
Other U.S. government agencies	80	(1)	—	—	80	(1)
States and municipalities	1	—	—	—	1	—
Total	$1,400	$(6)	$—	$—	$1,400	$(6)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because

137	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—INVESTMENT SECURITIES
the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $23 million and $22 million as of December 31, 2021 and 2020, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $1 million as of December 31, 2021. FHN has assessed the risk of credit loss and has determined that zero allowance for credit losses for HTM securities was necessary as of December 31, 2021 and 2020. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $70 million and $57 million at December 31, 2021 and 2020, respectively. The year-to-date 2021 and 2020 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $3 million and $7 million were recognized during 2021 and 2020, respectively, for equity investments with readily determinable fair values.

138	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
Note 4—Loans and Leases
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of December 31, 2021 and 2020, excluding accrued interest of $134 million and $180 million, respectively, which is included in other assets in the Consolidated Balance Sheets.
Table 8.4.1
LOANS AND LEASES BY PORTFOLIO SEGMENT

	December 31,
(Dollars in millions)	2021	2020
Commercial:
Commercial and industrial (a) (b)	$26,550	$27,700
Loans to mortgage companies	4,518	5,404
Total commercial, financial, and industrial	31,068	33,104
Commercial real estate	12,109	12,275
Consumer:
HELOC	1,964	2,420
Real estate installment loans	8,808	9,305
Total consumer real estate	10,772	11,725
Credit card and other	910	1,128
Loans and leases	$54,859	$58,232
Allowance for loan and lease losses	(670)	(963)
Net loans and leases	$54,189	$57,269

(a)Includes equipment financing leases of $792 million and $587 million, respectively, as of December 31, 2021 and 2020.
(b) Includes PPP loans fully guaranteed by the SBA of $1.0 billion and $4.1 billion as of December 31, 2021 and 2020.

Restrictions
Loans and leases with carrying values of $36.6 billion and $38.6 billion were pledged as collateral for borrowings at December 31, 2021 and 2020, respectively.
At December 31, 2021 and 2020, FHN had pledged $6.9 billion and $7.8 billion of commercial loans to secure potential discount window borrowings from the Federal Reserve Bank, which included all of its first and second lien mortgages, HELOCs, and commercial real estate loans to secure potential borrowings from the FHLB-Cincinnati.
Concentrations of Credit Risk
Most of the FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of December 31, 2021, FHN had loans to mortgage companies totaling $4.5 billion and loans to finance and insurance companies total $3.5 billion. As a result, 26% of the C&I segment is sensitive to impacts on the financial services industry.
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

139	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
identified a segment of its commercial portfolio that required a quarterly re-grading process. As borrowers recover, they can be removed from the quarterly re-grading process with credit officer concurrence.
PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Special mention commercial loans and leases have potential weaknesses that, if left uncorrected, may result in deterioration of FHN's credit position at some future date. Substandard commercial loans and leases have well-defined weaknesses and are characterized by the distinct possibility that FHN will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan and lease portfolio by year of origination and credit quality indicator as of December 31, 2021 and 2020:
Table 8.4.2a
C&I PORTFOLIO AT YE 2021

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$7,372	$3,576	$3,439	$1,455	$1,193	$2,267	$4,518	$6,386	$13	$30,219
Special Mention (PD grade 13)	25	39	50	48	36	43	—	100	4	345
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	24	61	67	103	24	48	—	129	48	504
Total C&I	$7,421	$3,676	$3,556	$1,606	$1,253	$2,358	$4,518	$6,615	$65	$31,068

(a)LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    C&I loans converted from revolving to term in 2021 were not material.
(c)    Includes PPP loans.
Table 8.4.2b
C&I PORTFOLIO AT YE 2020

	December 31, 2020
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
(b)    $50 million of C&I loans were converted from revolving to term in 2020.
(c)    Includes PPP loans.

140	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
Table 8.4.2c
CRE PORTFOLIO AT YE 2021

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$3,441	$2,065	$2,514	$929	$691	$1,822	$204	$—	$11,666
Special Mention (PD grade 13)	4	26	52	125	20	65	—	—	292
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	47	—	24	3	33	32	12	—	151
Total CRE	$3,492	$2,091	$2,590	$1,057	$744	$1,919	$216	$—	$12,109

Table 8.4.2d
CRE PORTFOLIO AT YE 2020

	December 31, 2020
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,477	$3,311	$1,750	$1,140	$946	$1,800	$259	$19	$11,702
Special Mention (PD grade 13)	48	24	117	75	71	54	—	—	389
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	30	13	21	42	27	33	18	—	184
Total CRE	$2,555	$3,348	$1,888	$1,257	$1,044	$1,887	$277	$19	$12,275

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

The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of December 31, 2021 and 2020. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as revolving loans converted to term loans. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.
Table 8.4.3a
CONSUMER REAL ESTATE PORTFOLIO AT YE 2021

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$1,594	$1,156	$825	$473	$394	$1,335	$1,086	$115	$6,978
FICO score 720-739	236	171	109	61	44	209	162	21	1,013
FICO score 700-719	143	112	81	68	45	153	141	23	766
FICO score 660-699	164	131	120	106	44	246	204	44	1,059
FICO score 620-659	42	36	55	23	13	118	66	27	380
FICO score less than 620	26	84	42	32	45	272	42	33	576
Total	$2,205	$1,690	$1,232	$763	$585	$2,333	$1,701	$263	$10,772

(a)    $43 million of HELOC loans were converted from revolving to term in 2021.

141	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
Table 8.4.3b
CONSUMER REAL ESTATE PORTFOLIO AT YE 2020

	December 31, 2020
(Dollars in millions)	2020	2019	2018	2017	2016	Prior to 2016	Revolving loans	Revolving Loans converted to term loans (a)	Total
FICO score 740 or greater	$1,186	$1,167	$703	$610	$674	$1,719	$1,275	$159	$7,493
FICO score 720-739	157	158	100	77	92	197	186	29	996
FICO score 700-719	122	107	78	76	73	221	177	34	888
FICO score 660-699	130	141	123	75	85	296	264	59	1,173
FICO score 620-659	45	61	37	28	35	127	92	36	461
FICO score less than 620	107	36	52	54	95	261	61	48	714
Total	$1,747	$1,670	$1,093	$920	$1,054	$2,821	$2,055	$365	$11,725

(a)    $36 million of HELOC loans were converted from revolving to term in 2020.
The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of December 31, 2021 and 2020.
Table 8.4.4a
CREDIT CARD & OTHER PORTFOLIO AT YE 2021

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving loans	Revolving Loans converted to term loans	Total
FICO score 740 or greater	$56	$35	$29	$23	$13	$56	$200	$11	$423
FICO score 720-739	14	5	4	3	4	17	46	3	96
FICO score 700-719	8	5	4	4	3	17	42	1	84
FICO score 660-699	25	6	5	6	4	31	98	2	177
FICO score 620-659	4	3	2	4	3	18	22	1	57
FICO score less than 620	24	3	3	4	4	16	18	1	73
Total	$131	$57	$47	$44	$31	$155	$426	$19	$910

(a) $9 million of other consumer loans were converted from revolving to term in 2021.
Table 8.4.4b
CREDIT CARD & OTHER PORTFOLIO AT YE 2020

	December 31, 2020
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

142	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
continues to receive payments but there are other borrower-specific issues. Included in nonaccrual are loans for which FHN continues to receive payments including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy.
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. In accordance with revised Interagency Guidance issued in 2020, FHN is not required to designate loans with deferrals granted in response to COVID-19 as past due because of such deferrals. If a borrower defers payment, this may result in no contractual payments being past due, and as such, loans would not be considered past due during the period of deferral, and as a result, are excluded from loans past due 30-89 days and loans 90+ days past due in the table below. When qualifying COVID-19 deferral periods end, the related loans are subject to past due reporting.
The following tables reflect accruing and non-accruing loans and leases by class on December 31, 2021 and 2020:
Table 8.4.5a
ACCRUING & NON-ACCRUING LOANS & LEASES AT YE 2021

	December 31, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a)	$26,367	$53	$5	$26,425	$97	$1	$27	$125	$26,550
Loans to mortgage companies	4,518	—	—	4,518	—	—	—	—	4,518
Total commercial, financial, and industrial	30,885	53	5	30,943	97	1	27	125	31,068
Commercial real estate:
CRE (b)	12,087	13	—	12,100	6	1	2	9	12,109
Consumer real estate:
HELOC (c)	1,906	7	6	1,919	34	2	9	45	1,964
Real estate installment loans (d)	8,658	30	27	8,715	44	3	46	93	8,808
Total consumer real estate	10,564	37	33	10,634	78	5	55	138	10,772
Credit card and other:
Credit card	292	2	2	296	—	—	—	—	296
Other	608	3	—	611	1	—	2	3	614
Total credit card and other	900	5	2	907	1	—	2	3	910
Total loans and leases	$54,436	$108	$40	$54,584	$182	$7	$86	$275	$54,859

(a)    $99 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(b)    $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(c)    $7 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.
(d)    $50 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance.

143	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
Table 8.4.5b
ACCRUING & NON-ACCRUING LOANS & LEASES AT YE 2020

	December 31, 2020
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans
Commercial, financial, and industrial:
C&I (a)	$27,541	$15	$—	$27,556	$88	$12	$44	$144	$27,700
Loans to mortgage companies	5,404	—	—	5,404	—	—	—	—	5,404
Total commercial, financial, and industrial	32,945	15	—	32,960	88	12	44	144	33,104
Commercial real estate:
CRE (b)	12,194	23	—	12,217	10	42	6	58	12,275
Consumer real estate:
HELOC	2,336	13	11	2,360	43	3	14	60	2,420
Real estate installment loans	9,138	40	5	9,183	63	9	50	122	9,305
Total consumer real estate	11,474	53	16	11,543	106	12	64	182	11,725
Credit card and other:
Credit card	279	3	1	283	—	—	—	—	283
Other	838	6	—	844	1	—	1	2	845
Total credit card and other	1,117	9	1	1,127	1	—	1	2	1,128
Total loans and leases	$57,730	$100	$17	$57,847	$205	$66	$115	$386	$58,232

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
As of December 31, 2021 and 2020, FHN had commercial loans with amortized cost of approximately $120 million and $167 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $115 million and $5 million, respectively, at December 31, 2021. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the years ended December 31, 2021 and 2020, FHN recognized total charge-offs of approximately $26 million and $36 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and installment loans with amortized cost based on the value of underlying real estate collateral were approximately $7 million and $20 million, respectively, as of December 31, 2021, and $9 million and $26 million, respectively, as of December 31, 2020. Charge-offs on collateral-dependent consumer loans were $1 million during the year ended December 31, 2021, and were not significant during the year ended December 31, 2020.
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

144	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance, loans were not accounted for as TDRs and have been excluded from the disclosures below. For loan modifications that were made during the years ended December 31, 2021 and 2020 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as TDRs, and has excluded loans with these qualifying modifications from designation as a TDR in the information and discussion that follows. See Note 1 - Significant Accounting Policies for further discussion regarding TDRs and loan modifications.
For all classes within the commercial portfolio segment, TDRs are typically modified through forbearance agreements (generally 6 to 12 months). Forbearance agreements could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements.
FHN’s proprietary modification programs for consumer loans are generally structured using parameters of U.S. government-sponsored programs such as the former Home Affordable Modification Program. Within the HELOC and real estate installment loans classes of the consumer portfolio segment, TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2% per year until the original interest rate prior to modification is achieved. Mortgage TDRs are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate steps up 1% every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans.
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
On December 31, 2021 and 2020, FHN had $206 million and $307 million of portfolio loans classified as TDRs, respectively. Additionally, $35 million and $42 million of loans held for sale as of December 31, 2021 and 2020, respectively, were classified as TDRs.
The following table presents the end of period balance for loans modified in a TDR during the years ended December 31, 2021 and 2020:
Table 8.4.6
LOANS MODIFIED IN A TDR

	2021			2020
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	32	$37	$34	112	$195	$188
CRE	1	12	10	19	15	15
HELOC	25	3	3	64	5	5
Real estate installment loans	87	14	14	117	20	19
Credit card and other	51	—	—	56	1	1
Total TDRs	196	$66	$61	368	$236	$228

The following table presents TDRs which re-defaulted during 2021 and 2020, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

145	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—LOANS & LEASES
Table 8.4.7
LOANS MODIFIED IN A TDR THAT RE-DEFAULTED

	2021		2020
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	18	$5	9	$1
CRE	6	19	—	—
HELOC	1	—	8	—
Real estate installment loans	9	5	18	1
Credit card and other	4	—	24	—
Total TDRs	38	$29	59	$2

Note 5—Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments, collectively the ACL. See Note 1 - Significant Accounting Policies for further discussion of FHN's ACL methodology.
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
The expected loan losses are the product of multiplying FHN’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure as default (EAD), including amortization and prepayment assumptions, on an undiscounted basis. FHN uses models or assumptions to develop the expected loss forecasts, which incorporate multiple macroeconomic forecasts over a four year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, generally incorporating loan grades for commercial loans. As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN uses qualitative adjustments to adjust historical loss information in situations where current loan characteristics differ from those in the historical loss information and for differences in economic conditions and other factors.
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. As described in Note 4 - Loans and Leases, loans are grouped generally by product type and significant loan portfolios are assessed for credit losses using analytical or statistical models. The quantitative evaluation of the adequacy of the ACL utilizes a weighting approach for multiple economic forecast scenarios as its foundation, and is primarily based on analytical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. The ACL may also be affected by a variety of qualitative factors that FHN considers to reflect current judgment of various events and risks that are not measured in the quantitative calculations.
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of December 31, 2021 and 2020, FHN recognized approximately $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the year ended December 31, 2021 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The decrease in the ACL as of December 31, 2021 as compared to December 31, 2020 reflects an improvement in the macroeconomic outlook, positive grade migration, and lower loan balances, which was offset slightly by higher C&I loan balances excluding PPP loans.

146	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—ALLOWANCE FOR CREDIT LOSSES
In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple Moody’s forecast scenarios for its macroeconomic inputs. Each scenario included assumptions around the COVID-19 pandemic and its impact on various sections of the economy. The heaviest weight was placed on the baseline forecast, which assumed positive real GDP growth over the forecast horizon and return to full employment by year-end 2022.
During the years ended December 31, 2021 and 2020, FHN also considered stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic and added qualitative adjustments, where needed, to account for the risks not captured in modeled results. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.

147	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—ALLOWANCE FOR CREDIT LOSSES
The following table provides a rollforward of the allowance for loan and lease losses and the reserve for unfunded lending commitments by portfolio type for December 31, 2021, 2020 and 2019:
Table 8.5.1
ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(34)	(5)	(5)	(15)	(59)
Recoveries	21	5	27	4	57
Provision for loan and lease losses	(106)	(88)	(101)	4	(291)
Balance as of December 31, 2021	334	154	163	19	670

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	65	10	10	—	85
Provision for unfunded lending commitments	(19)	2	(2)	—	(19)
Balance as of December 31, 2021	46	12	8	—	66

Allowance for credit losses as of December 31, 2021	$380	$166	$171	$19	$736

Allowance for loan and lease losses:
Balance as of January 1, 2020	$123	$36	$28	$13	$200
Adoption of ASU 2016-13	19	(7)	93	2	107
Balance as of January 1, 2020, as adjusted	142	29	121	15	307
Charge-offs (b)	(129)	(5)	(8)	(14)	(156)
Recoveries	9	4	18	5	36
Initial allowance on loans purchased with credit deterioration (b)	138	100	44	5	287
Provision for loan and lease losses (c)	293	114	67	15	489
Balance as of December 31, 2020	453	242	242	26	963

Reserve for remaining unfunded commitments:
Balance as of January 1, 2020	4	2	—	—	6
Adoption of ASU 2016-13	17	1	6	—	24
Balance as of January 1, 2020, as adjusted	21	3	6	—	30
Initial reserve on loans acquired	12	26	3	—	41
Provision for unfunded lending commitments	32	(19)	1	—	14
Balance as of December 31, 2020	65	10	10	—	85

Allowance for credit losses as of December 31, 2020	$518	$252	$252	$26	$1,048

Allowance for loan losses
Balance as of January 1, 2019	$99	$31	$37	$13	$180
Charge-offs	(34)	(1)	(8)	(16)	(59)
Recoveries	7	1	20	4	32
Provision for loan losses	51	5	(21)	12	47
Balance as of December 31, 2019	123	36	28	13	200

Reserve for remaining unfunded commitments:
Balance as of January 1, 2019	4	3	—	—	7
Provision for unfunded lending commitments	—	(1)	—	—	(1)
Balance as of December 31, 2019	4	2	—	—	6

Allowance for credit losses as of December 31, 2019	$127	$38	$28	$13	$206
(a)    C&I loans as of December 31, 2021 and 2020 include $1.0 billion and $4.1 billion in PPP loans which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b)    The year ended December 31, 2020 excludes day 1 charge-offs and the related initial allowance on PCD loans is net of these amounts. Under ASC 326, the initial ALLL recognized on PCD assets included an additional $237 million for charged-off loans that had been written off prior to acquisition (whether full or partial) or which met FHN's charge-off policy at the time of acquisition. After charging these amounts off immediately upon acquisition, the net impact was $287 million of additional ALLL for PCD loans.
(c)    Provision for loan and lease losses for the year ended December 31, 2020 includes $147 million recognized on non-PCD loans from the IBKC merger and Truist branch acquisition.

148	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 6—PREMISES, EQUIPMENT, & LEASES
Note 6—Premises, Equipment, and Leases
Premises and equipment were comprised of the following at December 31, 2021 and 2020:
Table 8.6.1
PREMISES & EQUIPMENT

(Dollars in millions)	December 31, 2021	December 31, 2020
Land	$163	$182
Buildings	543	594
Leasehold improvements	74	73
Furniture, fixtures, and equipment	276	269
Fixed assets held for sale (a)	16	18
Total premises and equipment	1,072	1,136
Less accumulated depreciation and amortization	(407)	(377)
Premises and equipment, net	$665	$759

(a) Primarily comprised of land and buildings.

In 2021 and 2020, FHN recognized $37 million and $12 million, respectively, of fixed asset impairments and lease abandonment charges related to branch closures which were included in other expense on the Consolidated Statements of Income. In 2021, FHN had $6 million of net gains related to the sales of bank branches which was included in other income on the Consolidated Statements of Income. Similar net gains in 2020 were not material.
First Horizon as Lessee
FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.
The following table provides details of the classification of FHN's right-of-use assets and lease liabilities included in the Consolidated Balance Sheets.
Table 8.6.2
RIGHT-OF-USE ASSETS & LEASE LIABILITIES

(Dollars in millions)		December 31, 2021	December 31, 2020
Lease right-of-use assets:	Classification
Operating lease right-of-use assets	Other assets	$345	$367
Finance lease right-of-use assets	Other assets	3	4
Total lease right-of-use assets		$348	$371

Lease liabilities:
Operating lease liabilities	Other liabilities	$382	$407
Finance lease liabilities	Other liabilities	4	4
Total lease liabilities		$386	$411

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of December 31, 2021 and 2020.

Table 8.6.3
REMAINING LEASE TERMS
& DISCOUNT RATES

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Terms
Operating leases	12.37 years	12.49 years
Finance leases	10.61 years	11.45 years
Weighted Average Discount Rate
Operating leases	2.35%	2.39%
Finance leases	2.85%	3.05%
The following table provides a detail of the components of lease expense and other lease information for the years ended December 31, 2021, 2020, and 2019:

149	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 6—PREMISES, EQUIPMENT, & LEASES
Table 8.6.4
LEASE EXPENSE &
OTHER INFORMATION

(Dollars in millions)	2021	2020	2019
Lease cost
Operating lease cost	$48	$39	$25
Sublease income	(1)	(1)	—
Total lease cost	$47	$38	$25

Other information
(Gain) loss on right-of-use asset impairment - operating leases	$3	$6	$3

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	53	41	23

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	19	216	48
Finance leases	—	2	1
The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of December 31, 2021:
Table 8.6.5
LEASE LIABILITY MATURITIES

(Dollars in millions)	December 31, 2021
2022	$49
2023	45
2024	40
2025	39
2026	37
2027 and thereafter	238
Total lease payments	448
Less lease liability interest	(62)
Total lease liability	$386

FHN had no aggregate undiscounted contractual obligations for lease arrangements that have not commenced as of December 31, 2021.

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
FHN’s portfolio of direct financing and sales-type leases contains terms of 1 to 23 years, some of which contain options to extend the lease for various periods of time and/or to purchase the equipment subject to the lease at various points in time. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, FHN expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of FHN’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.
The components of the Company’s net investment in leases as of December 31, 2021 and 2020 were as follows:
Table 8.6.6
LEASE NET INVESTMENTS

(Dollars in millions)	December 31, 2021	December 31, 2020
Lease receivable	$729	$535
Unearned income	(135)	(108)
Guaranteed residual	97	92
Unguaranteed residual	102	68
Total net investment	$793	$587

Interest income for direct financing or sales-type leases totaled $26 million and $11 million for the years ended December 31, 2021 and 2020, respectively. There was no profit or loss recognized at the commencement date for direct financing or sales-type leases for the years ended December 31, 2021 and 2020.

150	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 6—PREMISES, EQUIPMENT, & LEASES
Maturities of the Company's lease receivables as of December 31, 2021 were as follows:
Table 8.6.7
LEASE RECEIVABLE MATURITIES

(Dollars in millions)	December 31, 2021
2022	$136
2023	122
2024	96
2025	73
2026	57
2027 and thereafter	245
Total future minimum lease payments	$729

151	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 7—GOODWILL & OTHER INTANGIBLE ASSETS
Note 7—Goodwill and Other Intangible Assets
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
FHN performed the required annual goodwill impairment test as of October 1, 2021. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
As further discussed in Note 20 - Business Segment Information, FHN reorganized its management reporting structure during 2020 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach.
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
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of December 31, 2021:
Table 8.7.1
GOODWILL

(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2018	$802	$631	$1,433
Additions	—	—	—
December 31, 2019	$802	$631	$1,433
Additions	78	—	78
December 31, 2020	$880	$631	$1,511
Additions	—	—	—
December 31, 2021	$880	$631	$1,511

Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:
Table 8.7.2
OTHER INTANGIBLE ASSETS

	December 31, 2021			December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(128)	$243	$371	$(81)	$290
Client relationships	37	(11)	26	37	(8)	29
Other (a)	41	(12)	29	41	(6)	35
Total	$449	$(151)	$298	$449	$(95)	$354

(a)Includes noncompete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

Amortization expense was $56 million, $40 million, and $25 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table shows the aggregated amortization expense estimated, as of December 31, 2021, for the next five years:
Table 8.7.3
ESTIMATED AMORTIZATION EXPENSE

(Dollars in millions)
2022	$51
2023	48
2024	44
2025	38
2026	33

152	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 8—MORTGAGE BANKING ACTIVITY
Note 8—Mortgage Banking Activity
On July 1, 2020 as part of the IBKC merger, FHN obtained IBKC mortgage banking operations which includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking and title income on the Consolidated Statements of Income. Prior to the merger, FHN’s mortgage banking operations were not significant. At December 31, 2021, FHN had approximately $45 million of loans that remained from pre-2009 Mortgage Business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2021 and 2020, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale for the years ended December 31, 2021 and 2020:
Table 8.8.1
MORTGAGE LOAN ACTIVITY

(Dollars in millions)	2021	2020
Balance at beginning of period	$409	$4
Acquired	—	320
Originations and purchases	2,836	2,499
Sales, net of gains	(3,025)	(2,405)
Mortgage loans transferred from (to) held for investment	30	(9)
Balance at end of period	$250	$409

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
Table 8.8.2
MORTGAGE SERVICING RIGHTS

	December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$39	$(9)	$30
	December 31, 2020
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$28	$(3)	$25

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of December 31, 2021 and 2020. Total mortgage servicing fees included in mortgage banking and title income were $4 million and $2 million for the years ended December 31, 2021 and 2020, respectively.

153	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 9—DEPOSITS
Note 9—Deposits
The composition of deposits is presented in the following table:
Table 8.9.1
DEPOSITS

(Dollars in millions)	2021	2020
Savings	$26,457	$27,324
Time deposits	3,500	5,070
Other interest-bearing deposits	17,055	15,415
Total interest-bearing deposits	47,012	47,809
Noninterest-bearing deposits	27,883	22,173
Total deposits	$74,895	$69,982

Time deposits in denominations that exceed the FDIC insurance limit of $250,000 at December 31, 2021 and 2020 were $859 million and $1.4 billion, respectively. Of those deposits, $515 million and $925 million were uninsured as of December 31, 2021 and 2020, respectively.
Scheduled maturities of time deposits as of December 31, 2021 were as follows:
Table 8.9.2
TIME DEPOSIT MATURITIES

(Dollars in millions)
2022	$3,006
2023	229
2024	115
2025	79
2026	43
2027 and after	28
Total	$3,500

154	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—SHORT-TERM BORROWINGS
Note 10—Short-Term Borrowings
A summary of short-term borrowings for the years 2021, 2020 and 2019 is presented in the following table:
Table 8.10.1
SHORT-TERM BORROWINGS

(Dollars in millions)	Trading Liabilities	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
2021
Average balance	$540	$949	$1,235	$124
Year-end balance	426	775	1,247	102
Maximum month-end outstanding	685	1,037	1,615	146
Average rate for the year	1.11%	0.12%	0.30%	0.09%
Average rate at year-end	1.62%	0.10%	0.11%	0.08%
2020
Average balance	$457	$862	$1,109	$626
Year-end balance	353	845	1,187	166
Maximum month-end outstanding	983	1,487	1,661	4,061
Average rate for the year	1.24%	0.34%	0.50%	0.84%
Average rate at year-end	0.77%	0.10%	0.26%	0.09%
2019
Average balance	$503	$738	$701	$538
Year-end balance	506	548	717	2,253
Maximum month-end outstanding	754	1,282	772	2,276
Average rate for the year	2.48%	2.08%	2.07%	2.10%
Average rate at year-end	2.07%	1.55%	1.72%	2.14%

Federal funds purchased and securities sold under agreements to repurchase generally have maturities of less than 90 days. Trading liabilities, which represent short positions in securities, are generally held for less than 90 days. Other short-term borrowings have original maturities of one year or less. On December 31, 2021, fixed income trading securities with a fair value of $33 million were pledged to secure other short-term borrowings.

155	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 11—TERM BORROWINGS
Note 11—Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. The following table presents information pertaining to term borrowings as of December 31, 2021 and 2020:
Table 8.11.1
TERM BORROWINGS

(Dollars in millions)	2021	2020
First Horizon Bank:
Subordinated notes (a)
Maturity date – May 1, 2030 - 5.75%	$447	$447
Other collateralized borrowings - Maturity date – December 22, 2037
0.50% on December 31, 2021 and 0.52% on December 31, 2020 (b)	87	82
Other collateralized borrowings - SBA loans (c)	6	15
First Horizon Corporation:
Senior notes
Maturity date – May 26, 2023 - 3.55%	448	447
Maturity date – May 26, 2025 - 4.00%	349	348
Junior subordinated debentures (d)
Maturity date - July 31, 2031 - 3.51% on December 31, 2020	—	7
Maturity date - November 15, 2032 - 3.50% on December 31, 2020	—	9
Maturity date - March 26, 2033 - 3.40% on December 31, 2020	—	5
Maturity date - June 17, 2033 - 3.40% on December 31, 2020	—	9
Maturity date - March 17, 2034 - 3.02% on December 31, 2020	—	6
Maturity date - September 20, 2034 - 2.25% on December 31, 2020	—	8
Maturity date - June 28, 2035 - 1.88% on December 31, 2021 and 1.90% on December 31, 2020	3	3
Maturity date - December 15, 2035 - 1.57% on December 31, 2021 and 1.59% on December 31, 2020	18	18
Maturity date - March 15, 2036 - 1.60% on December 31, 2021 and 1.62% on December 31, 2020	9	9
Maturity date - March 15, 2036 - 1.74% on December 31, 2021 and 1.76% on December 31, 2020	12	12
Maturity date - June 30, 2036 - 1.54% on December 31, 2021 and 1.56% on December 31, 2020	27	27
Maturity date - July 7, 2036 - 1.67% on December 31, 2021 and 1.79% on December 31, 2020	18	18
Maturity date - October 7, 2036 - 1.88% on December 31, 2020	—	6
Maturity date - December 30, 2036 - 1.84% on December 31, 2020	—	10
Maturity date - June 15, 2037 - 1.85% on December 31, 2021 and 1.87% on December 31, 2020	52	51
Maturity date - September 6, 2037 - 1.61% on December 31, 2021 and 1.66% on December 31, 2020	9	9
Maturity date - September 15, 2037 - 1.65% on December 31, 2020	—	7
Maturity date - December 15, 2037 - 2.76% on December 31, 2020	—	10
Maturity date - December 15, 2037 - 2.97% on December 31, 2020	—	10
Maturity date - June 15, 2038 - 3.72% on December 31, 2020	—	6
Notes payable - New market tax credit investments; 7 to 35 year term, 0.93% to 4.95% on December 31, 2021; 1.27% to 4.95% on December 31, 2020	59	45
FT Real Estate Securities Company, Inc.:
Cumulative preferred stock (e)
Maturity date – March 31, 2031 – 9.50%	46	46
Total	$1,590	$1,670

(a)Qualifies for Tier 2 capital under the risk-based capital guidelines for First Horizon Bank as well as First Horizon Corporation up to certain limits for minority interest capital instruments.
(b)Secured by trust preferred loans.

156	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 11—TERM BORROWINGS
(c)Collateralized borrowings associated with SBA loan sales that did not meet sales criteria. The loans have remaining terms of 4 to 25 years. These borrowings had a weighted average interest rate of 4.10% and 3.90% on December 31, 2021 and 2020, respectively.
(d)Acquired in conjunction with the acquisitions of CBF and merger with IBKC. The legacy IBKC junior subordinated debentures were early redeemed in 2021. A portion qualifies for Tier 2 capital under the risk-based capital guidelines.
(e)Qualifies for Tier 2 capital under the risk-based capital guidelines for both First Horizon Bank and First Horizon Corporation up to certain limits for minority interest capital instruments.
Annual principal repayment requirements as of December 31, 2021 are as follows:
Table 8.11.2
ANNUAL PRINCIPAL REPAYMENT SCHEDULE

(Dollars in millions)
2022	$—
2023	450
2024	6
2025	350
2026 and after	807
In conjunction with its acquisitions, FHN obtained junior subordinated debentures, each of which is held by a wholly-owned trust that has issued trust preferred securities to external investors and loaned the funds to FHN as junior subordinated debt. The book value for each issuance represents the purchase accounting fair value as of the closing date less accumulated amortization of the associated discount, as applicable. Through various contractual arrangements, FHN assumed a full and unconditional guarantee for each trust’s obligations with respect to the securities. While the maturity dates are typically 30 years from the original issuance date, FHN has the option to redeem each of the junior subordinated debentures at par on any future interest payment date, which would trigger redemption of the related trust preferred securities. During 2021, FHN redeemed $94 million of legacy IBKC junior subordinated debt underlying multiple issuances of trust preferred securities. The redemption resulted in a loss on debt extinguishment of $26 million. A portion of FHN's remaining junior subordinated notes qualifies as Tier 2 capital under the risk-based capital guidelines.

157	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—PREFERRED STOCK
Note 12—Preferred Stock
FHN Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:
Table 8.12.1
FHN PREFERRED STOCK

								December 31,
(Dollars in millions)								2021	2020
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount

Series A	1/31/2013	4/10/2018	6.200%		Quarterly	—	$—	$—	$95
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	80	77	77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	—
						26,750	$538	$520	$470

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

During 2021, FHN issued $150 million of 4.70% Series F Non-Cumulative Perpetual Preferred Stock (the Series F Preferred Stock). The Series F Preferred Stock is redeemable at FHN's option, in whole or in part, on or after July 10, 2026. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur. The $145 million carrying value of the Series F Preferred Stock currently qualifies as Tier 1 Capital.
During 2021, FHN redeemed all outstanding shares of Series A Preferred Stock. The difference between the $100 million liquidation preference and the carrying value of the Series A Preferred Stock resulted in a $5 million deemed dividend that was included in EPS for the year ended December 31, 2021.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On December 31, 2021 and 2020, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, has issued 50 shares of 9.50%
Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At December 31, 2021, the Class B Preferred Shares partially qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as Term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

158	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 13—REGULATORY CAPITAL & RESTRICTIONS
Note 13—Regulatory Capital and Restrictions
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
Management believes that, as of December 31, 2021, FHN and First Horizon Bank met all capital adequacy requirements to which they were subject. As of December 31, 2021, First Horizon Bank was classified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based, Common Equity Tier 1 and Tier 1 Leverage ratios as set forth in the following table. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum ratios as set forth in the following table. FHN and First Horizon Bank are also subject to a 2.5% capital conservation buffer which is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
The actual capital amounts and ratios of FHN and First Horizon Bank are presented in the following table.

159	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 13—REGULATORY CAPITAL & RESTRICTIONS
Table 8.13.1
CAPITAL AMOUNTS & RATIOS

(Dollars in millions)	First Horizon Corporation		First Horizon Bank
	Amount	Ratio	Amount	Ratio
On December 31, 2021
Actual:
Total Capital	$7,918	12.34%	$7,893	12.41%
Tier 1 Capital	7,088	11.04	7,133	11.22
Common Equity Tier 1	6,367	9.92	6,838	10.75
Leverage	7,088	8.08	7,133	8.20

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,135	8.00	5,088	8.00
Tier 1 Capital	3,851	6.00	3,816	6.00
Common Equity Tier 1	2,888	4.50	2,862	4.50
Leverage	3,507	4.00	3,478	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			6,360	10.00
Tier 1 Capital			5,088	8.00
Common Equity Tier 1			4,134	6.50
Leverage			4,348	5.00
On December 31, 2020
Actual:
Total Capital	$7,935	12.57%	$7,827	12.52
Tier 1 Capital	6,782	10.74	6,832	10.93
Common Equity Tier 1	6,110	9.68	6,537	10.46
Leverage	6,782	8.24	6,832	8.36

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,051	8.00	5,001	8.00
Tier 1 Capital	3,788	6.00	3,751	6.00
Common Equity Tier 1	2,841	4.50	2,813	4.50
Leverage	3,294	4.00	3,268	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			6,251	10.00
Tier 1 Capital			5,001	8.00
Common Equity Tier 1			4,063	6.50
Leverage			4,085	5.00
Restrictions on cash and due from banks
Under the Federal Reserve Act and Regulation D, First Horizon Bank is required to maintain a certain amount of cash reserves. However, as a result of the COVID-19 pandemic, the Fed announced it has reduced its reserve requirement to zero, and as a result, on December 31, 2021 and 2020, First Horizon Bank was not required to maintain cash reserves after the consideration of $464 million and $397 million in average vault cash respectively.
Restrictions on dividends
Cash dividends are paid by FHN from its assets, which are mainly provided by dividends from its subsidiaries. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, or advances. As of December 31, 2021, First Horizon Bank had undivided profits of $2.2 billion, of which a limited amount was available for distribution to FHN as dividends without prior regulatory approval. At any given time, the pertinent portions of those regulatory

160	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 13—REGULATORY CAPITAL & RESTRICTIONS
restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an amount equal to First Horizon Bank's retained net income for the two most recent completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules, First Horizon Bank’s total amount available for dividends was $1.1 billion at January 1, 2022. First Horizon Bank declared and paid common dividends to the parent company in the amount of $770 million in 2021 and $180 million in 2020. During 2021 and 2020, First Horizon Bank declared and paid dividends on its preferred stock according to the payment terms of its issuances as noted in Note 12 - Preferred Stock.
The payment of cash dividends by FHN and First Horizon Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Furthermore, the Federal Reserve generally requires insured banks and bank holding companies to pay dividends only out of current operating earnings.
Restrictions on intercompany transactions
Under current Federal banking laws, First Horizon Bank may not enter into covered transactions with any affiliate including the parent company and certain financial subsidiaries in excess of 10% of the bank’s capital stock and surplus, as defined, or $812 million, on December 31, 2021. Covered transactions include a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, and the acceptance of securities issued by the affiliate as collateral for any loan or extension of credit. The equity investment, including retained earnings, in certain of a bank’s financial subsidiaries is also treated as a covered transaction. On December 31, 2021, the parent company had covered transactions of less than $1 million from First Horizon Bank, and 840 Denning LLC, a parent company subsidiary, had a covered transaction of $2 million. Two of the bank’s financial subsidiaries, FHN Financial Securities Corp. and First Horizon Advisors, Inc., had covered transactions from First Horizon Bank totaling $400 million and $51 million, respectively. In addition, the aggregate amount of covered transactions with all affiliates, as defined, is limited to 20% of the bank’s capital stock and surplus, as defined, or $1.6 billion, on December 31, 2021. First Horizon Bank’s total covered transactions with all affiliates including the parent company on December 31, 2021 were $453 million.

161	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Note 14—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2021, 2020, and 2019:
Table 8.14.1
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2018	$(76)	$(12)	$(288)	$(376)
Net unrealized gains (losses)	107	11	8	126
Amounts reclassified from AOCI	—	4	7	11
Other comprehensive income (loss)	107	15	15	137
Balance as of December 31, 2019	31	3	(273)	(239)
Net unrealized gains (losses)	74	15	3	92
Amounts reclassified from AOCI	3	(6)	10	7
Other comprehensive income (loss)	77	9	13	99
Balance as of December 31, 2020	108	12	(260)	(140)
Net unrealized gains (losses)	(144)	(3)	(2)	(149)
Amounts reclassified from AOCI	—	(7)	8	1
Other comprehensive income (loss)	(144)	(10)	6	(148)
Balance as of December 31, 2021	$(36)	$2	$(254)	$(288)

Reclassifications from AOCI, and related tax effects, were as follows:
Table 8.14.2
RECLASSIFICATIONS FROM AOCI

(Dollars in millions)
Details about AOCI	2021	2020	2019	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains) losses on securities AFS	$—	$4	$—	Securities gains (losses), net
Tax expense (benefit)	—	(1)	—	Income tax expense
	—	3	—
Cash flow hedges:
Realized (gains) losses on cash flow hedges	(9)	(8)	5	Interest and fees on loans and leases
Tax expense (benefit)	2	2	(1)	Income tax expense
	(7)	(6)	4
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	10	13	10	Other expense
Tax expense (benefit)	(2)	(3)	(3)	Income tax expense
	8	10	7
Total reclassification from AOCI	$1	$7	$11

162	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—INCOME TAXES
Note 15—Income Taxes
The aggregate amount of income taxes included in the Consolidated Statements of Income and the Consolidated Statements of Changes in Equity for the years ended December 31, were as follows:
Table 8.15.1
INCOME TAX EXPENSE

(Dollars in millions)	2021	2020	2019
Consolidated Statements of Income:
Income tax expense	$274	$76	$134
Consolidated Statements of Changes in Equity:
Income tax expense (benefit) related to:
Net unrealized gains on pension and other postretirement plans	2	3	5
Net unrealized gains (losses) on securities available for sale	(46)	25	35
Net unrealized gains (losses) on cash flow hedges	(3)	3	5
Total	$227	$107	$179

The components of income tax expense (benefit) for the years ended December 31, were as follows:
Table 8.15.2
INCOME TAX EXPENSE COMPONENTS

(Dollars in millions)	2021	2020	2019
Current:
Federal	$235	$80	$106
State	39	14	14
Deferred:
Federal	(1)	(15)	5
State	1	(3)	9
Total	$274	$76	$134

A reconciliation of expected income tax expense (benefit) at the federal statutory rate of 21% for 2021, 2020, and 2019, respectively to the total income tax expense follows:

163	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—INCOME TAXES
Table 8.15.3
RECONCILIATION FROM STATUTORY RATES

(Dollars in millions)	2021	2020	2019
Federal income tax rate	21%	21%	21%
Tax computed at statutory rate	$270	$196	$123
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	32	9	15
Bank-owned life insurance	(7)	(6)	(5)
401(k) – employee stock ownership plan	(1)	(1)	(1)
Tax-exempt interest	(10)	(8)	(6)
Non-deductible expenses	8	13	11
LIHTC credits and benefits, net of amortization	(14)	(9)	(4)
Other tax credits	(4)	(5)	—
Other changes in unrecognized tax benefits	4	(9)	4
Purchase accounting gain	—	(112)	—
Other	(4)	8	(3)
Total	$274	$76	$134

As of December 31, 2021, FHN had net deferred tax asset balances related to federal and state income tax carryforwards of $38 million and $2 million, respectively, which will expire at various dates as follows:
Table 8.15.4
TAX CARRYFORWARD DTA EXPIRATION DATES

(Dollars in millions)	Expiration Dates	Net Deferred Tax Asset Balance
Losses - federal	2026 - 2035	$38
Net operating losses - states	2027 - 2040	2
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
As of December 31, 2021, FHN's net DTA was $52 million compared to less than $1 million at December 31, 2020. At December 31, 2021, FHN's gross DTA (net of a valuation allowance) and gross DTL were $448 million and $396 million, respectively. Although realization is not assured, FHN believes that it meets the more-likely-than-not requirement with respect to the net DTA after valuation allowance.
Temporary differences which gave rise to deferred tax assets and deferred tax liabilities on December 31, 2021 and 2020 were as follows:

164	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—INCOME TAXES
Table 8.15.5
COMPONENTS OF DTAs & DTLs

(Dollars in millions)	2021	2020
Deferred tax assets:
Loss reserves	$161	$205
Employee benefits	83	86
Accrued expenses	16	7
Depreciation and amortization	13	—
Lease liability	94	100
Federal loss carryforwards	38	44
State loss carryforwards	2	9
Investment in debt securities (ASC 320) (a)	12	—
Other	29	20
Gross deferred tax assets	448	471
Deferred tax liabilities:
Depreciation and amortization	$—	$83
Investment in debt securities (ASC 320) (a)	—	35
Equity investments	4	11
Other intangible assets	86	93
Prepaid expenses	18	15
ROU lease asset	85	89
Leasing	198	135
Other	5	10
Gross deferred tax liabilities	396	471
Net deferred tax assets	$52	$—

(a)    Tax effects of unrealized gains and losses are tracked on a security-by-security basis.

The total unrecognized tax benefits at December 31, 2021 and 2020, was $92 million and $70 million, respectively. To the extent such unrecognized tax benefits as of December 31, 2021 are subsequently recognized, $42 million of tax benefits could impact tax expense and FHN’s effective tax rate in future periods.
FHN is currently under audit in several jurisdictions. It is reasonably possible that the unrecognized tax benefits related to federal and state exposures could decrease by $58 million during 2022 if audits are completed and settled and if the applicable statutes of limitations expire as scheduled.
FHN recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense. FHN had approximately $14 million and $11 million accrued for the payment of interest as of December 31, 2021 and 2020, respectively. The total amount of interest and penalties recognized in the Consolidated Statements of Income during 2021 and 2020 was an expense of $3 million and $8 million, respectively.
The rollforward of unrecognized tax benefits is shown in the following table:

165	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—INCOME TAXES
Table 8.15.6
ROLLFORWARD OF UNRECOGNIZED TAX BENEFITS

(Dollars in millions)
Balance at December 31, 2019	$24
Increases related to prior year tax positions	56
Increases related to current year tax positions	1
Settlements	(10)
Lapse of statutes	(1)
Balance at December 31, 2020	$70
Increases related to prior year tax positions	24
Increases related to current year tax positions	1
Lapse of statutes	(3)
Balance at December 31, 2021	$92

166	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—EARNINGS PER SHARE
Note 16—Earnings Per Share
The following table provides reconciliations of net income to net income available to common shareholders and the difference between average basic common shares outstanding and average diluted common shares outstanding:
Table 8.16.1
NET INCOME & COMMON SHARE RECONCILIATIONS

(Dollars in millions, except per share data; shares in thousands)	2021	2020	2019
Net income	$1,010	$857	$452
Net income attributable to noncontrolling interest	11	12	11
Net income attributable to controlling interest	999	845	441
Preferred stock dividends	37	23	6
Net income available to common shareholders	$962	$822	$435

Weighted average common shares outstanding—basic	546,354	432,125	313,637
Effect of dilutive securities	4,887	1,592	2,020
Weighted average common shares outstanding—diluted	551,241	433,717	315,657

Basic earnings per common share	$1.76	$1.90	$1.39
Diluted earnings per common share	$1.74	$1.89	$1.38

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:
Table 8.16.2
ANTI-DILUTIVE EQUITY AWARDS

(Shares in thousands)	2021	2020	2019
Stock options excluded from the calculation of diluted EPS	1,366	4,595	2,359
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$20.44	$17.47	$21.12
Other equity awards excluded from the calculation of diluted EPS	1,531	3,639	2,224

167	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—CONTINGENCIES & OTHER DISCLOSURES
Note 17—Contingencies and Other Disclosures
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At December 31, 2021, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At December 31, 2021, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Material Matters
At December 31, 2021, no pending or known threatened matters were material loss contingency matters, as described above.
Exposures from pre-2009 Mortgage Business
FHN is contending with indemnification claims related to "other whole loans sold," which were mortgage loans originated by FHN before 2009 and sold outside of a securitization organized by FHN. These claims generally assert that FHN-originated loans contributed to losses in

168	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—CONTINGENCIES & OTHER DISCLOSURES
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $17 million and $16 million as of December 31, 2021 and December 31, 2020, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

169	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Note 18—Retirement Plans and Other Employee Benefits
Pension Plan
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made a contribution of $6 million to the qualified pension plan in 2021, and no contributions were made in 2020 and 2019. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2022.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5 million for 2021. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2022.
Savings Plan
FHN provides all qualifying full-time employees with the opportunity to participate in FHN's tax qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100% match for the first 6% of salary deferred, with company matching contributions invested according to a participant’s current investment election. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly-compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.
FHN also provides “flexible dollars” to assist employees with the cost of annual benefits and/or allow the employee to contribute to his or her qualified savings plan account. These “flexible dollars” are pre-tax contributions and are based upon the employees’ years of service and qualified compensation. Contributions made by FHN through the flexible benefits plan and the company matches were $51 million for 2021, $37 million for 2020, and $28 million for 2019.
Other Employee Benefits
FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees, including certain prescription drug benefits. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants.
Actuarial Assumptions
FHN’s process for developing the long-term expected rate of return of pension plan assets is based on capital market exposure as the source of investment portfolio returns. Capital market exposure refers to the plan’s allocation of its assets to asset classes, which primarily represent fixed income investments. FHN also considers expectations for inflation, real interest rates, and various risk premiums based primarily on the historical risk premium for each asset class. The expected return is based upon a time horizon of 30 years. Given its funded status, the asset allocation strategy for the qualified pension plan utilizes fixed income instruments that closely match the estimated duration of payment obligations.
The discount rates for the three years ended 2021 for pension and other benefits were determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to 30 years. The discount rates are selected based upon data specific to FHN’s plans and employee population. The bonds used to create the hypothetical yield curve were subjected to several requirements to ensure that the resulting rates were representative of the bonds that would be selected by management to fulfill the company’s funding obligations. In addition to the AA rating, only non-callable bonds were included. Each bond issue was required to have at least $300 million par outstanding so that each issue was sufficiently marketable. Finally, bonds more than two standard deviations from the average yield were removed. When selecting the discount rate, FHN matches the duration of high quality bonds with the duration of the obligations of the plan as of the measurement date. For all years presented, the measurement date of the benefit obligations and net periodic benefit costs was December 31.
The actuarial assumptions used in the defined benefit pension plans and other employee benefit plans were as follows:

170	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.18.1
ACTUARIAL ASSUMPTIONS FOR DEFINED BENEFIT PLANS

	Benefit Obligations			Net Periodic Benefit Cost
	2021	2020	2019	2021	2020	2019
Discount rate
Qualified pension	2.95%	2.63%	3.31%	2.64%	3.31%	4.43%
Nonqualified pension	2.65%	2.24%	3.08%	2.24%	3.08%	4.26%
Other nonqualified pension	1.99%	1.41%	2.57%	1.41%	2.57%	3.83%
Postretirement benefits	2.43%-3.07%	1.92% - 2.81%	2.85% - 3.44%	1.93%-2.81%	2.87% - 3.44%	4.04% - 4.56%
Expected long-term rate of return
Qualified pension/ postretirement benefits	N/A	N/A	N/A	2.30%	3.45%	4.80%
Postretirement benefit (retirees post January 1, 1993)	N/A	N/A	N/A	5.80%	6.40%	6.85%
Postretirement benefit (retirees prior to January 1, 1993)	N/A	N/A	N/A	1.00%	0.90%	0.05%
Since the benefits in the defined benefit pension plan are frozen, the rate of compensation increase has no effect on qualified pension benefits.
FHN has one pension plan where participants' benefits are affected by interest crediting rates. The plan's projected benefit obligation as of December 31, 2021, 2020 and 2019 and interest crediting rates for the respective years were as follows:
Table 8.18.2
PROJECTED BENEFIT OBLIGATION
& CREDITING RATE

(Dollars in millions)	2021	2020	2019
Projected benefit obligation	$12	$15	$16
Interest crediting rate	9.07%	8.20%	9.66%
The components of net periodic benefit cost for the plan years 2021, 2020 and 2019 were as follows:
Table 8.18.3
COMPONENTS OF NET PERIODIC BENEFIT COST

(Dollars in millions)	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost
Interest cost	$17	$24	$30	$1	$1	$1
Expected return on plan assets	(20)	(26)	(37)	(1)	(1)	(1)
Amortization of unrecognized:
Actuarial (gain) loss	10	13	10	—	—	—
Net periodic benefit cost	$7	$11	$3	$—	$—	$—

The long-term expected rate of return is applied to the market-related value of plan assets in determining the expected return on plan assets. FHN determines the market-related value of plan assets using a hybrid methodology which recognizes liability-hedging assets at current fair value while return-seeking assets use a calculated value that recognizes changes in fair value over five years, as permitted by GAAP.
FHN utilizes a spot rate approach which applies duration-specific rates from the full yield curve to estimated future benefit payments for the determination of interest cost.
The following tables set forth the plans’ benefit obligations and plan assets for 2021 and 2020:

171	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.18.4
BENEFIT OBLIGATIONS & PLAN ASSETS

(Dollars in millions)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation, beginning of year	$893	$836	$46	$42
Interest cost	17	24	1	1
Actuarial (gain) loss (a)	(26)	70	(5)	4
Actual benefits paid	(39)	(37)	(1)	(1)
Benefit obligation, end of year	$845	$893	$41	$46
Change in plan assets
Fair value of plan assets, beginning of year	$896	$826	$23	$20
Actual return on plan assets	(18)	103	3	3
Employer contributions	10	4	1	1
Actual benefits paid – settlement payments	(3)	(36)	(1)	(1)
Actual benefits paid – other payments	(2)	(1)	—	—
Premium paid for annuity purchase (b)	(34)	—	—	—
Fair value of plan assets, end of year	$849	$896	$26	$23
Funded (unfunded) status of the plans	$4	$3	$(15)	$(23)
Amounts recognized in the Balance Sheets
Other assets	$37	$40	$23	$20
Other liabilities	(33)	(37)	(38)	(43)
Net asset (liability) at end of year	$4	$3	$(15)	$(23)

(a)Variances in the actuarial (gain) loss are due to normal activity such as changes in discount rates, updates to participant demographic information and revisions to life expectancy assumptions.
(b)2021 amount represents settlements of certain retired participants in the qualified pension plan that occurred during the year.

The projected benefit obligation for unfunded plans was as follows:
Table 8.18.5
BENEFIT OBLIGATION - UNFUNDED PLANS

	Pension Benefits		Other Benefits
(Dollars in millions)	2021	2020	2021	2020
Projected benefit obligation	$33	$37	$38	$43
The qualified pension plan was overfunded by $37 million and $41 million as of December 31, 2021 and 2020, respectively. Because of the pension freeze at the end of 2012, as of both December 31, 2021 and 2020, the pension benefit obligation is equivalent to the accumulated benefit obligation. FHN's funded post retirement plan was also in an overfunded status as of December 31, 2021 and 2020.
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are recognized as a component of accumulated other comprehensive income. Balances reflected in accumulated other comprehensive income on a pre-tax basis for the years ended December 31, 2021 and 2020 consist of:

172	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.18.6
PRE-TAX ACTUARIAL GAINS (LOSSES) REFLECTED IN AOCI

(Dollars in millions)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$342	$342	$(6)	$1
The pre-tax amounts recognized in other comprehensive income during 2021, 2020, and 2019 were as follows:
Table 8.18.7
PRE-TAX AMOUNTS RECOGNIZED IN OCI

(Dollars in millions)	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$13	$(8)	$(14)	$(7)	$3	$5
Items amortized during the measurement period:
Net actuarial gain (loss)	(10)	(13)	(10)	—	—	—
Total recognized in other comprehensive income	$3	$(21)	$(24)	$(7)	$3	$5

FHN utilizes the minimum amortization method in determining the amount of actuarial gains or losses to include in plan expense. Under this approach, the net deferred actuarial gain or loss that exceeds a threshold is amortized over the average remaining service period of active plan participants. The threshold is measured as the greater of: 10% of a plan’s projected benefit obligation as of the beginning of the year or 10% of the market related value of plan assets as of the beginning of the year. FHN amortizes actuarial gains and losses using the estimated average remaining life expectancy of the remaining participants since all participants are considered inactive due to the freeze.
The following table provides detail on expected benefit payments, which reflect expected future service, as appropriate:
Table 8.18.8
EXPECTED BENEFIT PAYMENTS

(Dollars in millions)	Pension Benefits	Other Benefits
2022	$40	$2
2023	42	2
2024	43	2
2025	45	2
2026	46	2
2027-2031	232	11
Plan Assets
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
Qualified pension plan assets primarily consist of fixed income securities which include U.S. treasuries, corporate bonds of companies from diversified industries, municipal bonds, and foreign bonds. Fixed income investments generally have long durations consistent with the estimated pension liabilities of FHN. This duration-matching strategy is intended to hedge substantially all of the plan’s risk associated with future benefit payments. Retiree medical funds are kept in short-term investments, primarily money market funds and mutual funds. On December 31, 2021 and 2020, FHN did not have any significant concentrations of risk within the plan assets related to the pension plan or the retiree medical plan.
The fair value of FHN’s pension plan assets at December 31, 2021 and 2020, by asset category classified using the Fair Value measurement hierarchy, is shown in the tables below. See Note 24 – Fair Value of Assets and Liabilities for more details about fair value measurements.

173	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Tables 8.18.9a-b
FAIR VALUE OF PENSION ASSETS

(Dollars in millions)	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$45	$—	$—	$45
Fixed income securities:
U.S. treasuries	—	15	—	15
Corporate, municipal and foreign bonds	—	445	—	445
Common and collective funds:
Fixed income	—	344	—	344
Total	$45	$804	$—	$849

(Dollars in millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$23	$—	$—	$23
Fixed income securities:
U.S. treasuries	—	6	—	6
Corporate, municipal and foreign bonds	—	488	—	488
Common and collective funds:
Fixed income	—	379	—	379
Total	$23	$873	$—	$896

The Pension and Savings Investment Committees, comprised of senior managers within the organization, meet regularly to review asset performance and potential portfolio revisions.
Adjustments to the qualified pension plan asset allocation primarily reflect changes in anticipated liquidity needs for plan benefits.
The fair value of FHN’s retiree medical plan assets at December 31, 2021 and 2020 by asset category are as follows:
Tables 8.18.10a-b
FAIR VALUE OF RETIREE MEDICAL PLAN ASSETS

(Dollars in millions)	December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$17	$—	$—	$17
Fixed income mutual funds	9	—	—	9
Total	$26	$—	$—	$26

(Dollars in millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$15	$—	$—	$15
Fixed income mutual funds	8	—	—	8
Total	$23	$—	$—	$23

174	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
Note 19—Stock Options, Restricted Stock, and Dividend Reinvestment Plans
Equity Compensation Plans
FHN currently has one plan which authorizes the grant of new stock-based awards, the 2021 Incentive Plan (the IP). New awards under the IP may be granted to any of FHN's directors, officers, or associates. The IP was approved by shareholders in April 2021. Most awards outstanding at year end were granted under predecessor plans which are no longer active.
The IP authorizes a broad range of award types, including restricted shares, stock units, cash units, and stock options. Stock units may be paid in shares or cash, depending upon the terms of the award. The IP also authorizes the grant of stock appreciation rights, though no such grants have been made under the IP or recent predecessor plans. Unvested awards have service and/or performance conditions which must be met in order for the shares to vest. Awards generally have service-vesting conditions, meaning that the associate must remain employed by FHN for certain periods in order for the award to vest. Some outstanding awards also have performance conditions, and one outstanding award has performance conditions associated with FHN’s stock price. FHN operates the IP by establishing award programs, each of which is intended to cover a specific need. Programs are created, changed, or terminated as needs change.
On December 31, 2021, there were 12,329,976 shares available for new awards under the IP. This includes the new/additional shares originally authorized under the IP along with shares underlying ECP awards that have been forfeited or canceled since the IP was approved by shareholders, net of shares underlying IP awards that are outstanding or have been paid.

Service condition full-value awards
Awards may be granted with service conditions only. In recent years, programs using these awards have included annual programs for executives and selected management associates, a mandatory deferral program for executives tied to annual bonuses earned, other mandatory or elective deferral programs, various retention programs, and special hiring-incentive situations. Details of the awards vary by program, but most are settled in shares at vesting rather than cash, and vesting generally begins no earlier than the third anniversary of grant and rarely extends beyond the fifth anniversary of grant.
Performance condition awards
Under FHN’s long-term incentive and corporate performance programs, performance stock units (PSUs) (executives) and cash units (selected management employees) are granted annually and vest only if predetermined performance measures are met. The measures are changed each year based on goals and circumstances prevailing at the time of grant. In recent years the performance periods have been three years, with service-vesting near the third anniversary of the grant. PSUs granted from 2014 to 2020 have a post-vest holding period of two years. PSUs granted after 2020 no longer have the 2-year holding period. Recent annual performance awards require pro-rated forfeiture for performance falling between a threshold level and a maximum. Performance awards sometimes are used to provide a narrow, targeted incentive to a single person or small group; one such award which includes a market performance condition to FHN’s CEO is discussed in the next paragraph. Of the annual program awards paid during 2021 or outstanding on December 31, 2021: the 2016 units vested in 2019 and their two year post-vesting holding period ended during 2021, 2017 and 2018 units vested in 2020 and 2021 at the 104.2% and 133.3% payout level, respectively, and remain in a two year post-vesting holding period; the three-year performance period of the 2019 units has ended but performance is measured relative to peers and has not yet been determined; and, the three-year performance periods for the 2020 and 2021 units have not ended.
Market condition award
In 2016, FHN made a special grant of performance stock units to FHN’s CEO which will vest at the end of a performance period of seven years. The award has no provision for pro-rated payment based on partial performance. The award’s performance goal is based on achievement of a specific level of total shareholder return during the performance period.
Director awards
Non-employee directors receive cash and annual grants of service-conditioned stock units under a program approved by the board of directors. Director stock units granted prior to the IBKC merger vest in the year following the year of grant, require a payment deferral of two years, and settle in shares after the deferral period. Director stock units granted after the IBKC merger no longer have the 2-year holding period. In 2021 and 2020, each director received $122,000 or prorated equivalent of stock units, representing a portion of their annual retainer. Effective with the IBKC merger on July 1, 2020, the annual grant of director stock units was increased to $122,000 or prorated equivalent of stock units and all directors then in office received a supplemental grant to bring all directors up to the new annual grant level. Prior to 2005, directors could elect to defer cash compensation in the form of discount-priced stock options, some of which remain outstanding.
Stock and stock unit awards. A summary of restricted and performance stock and unit activity during the year ended December 31, 2021, is presented below:

175	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
Table 8.19.1
RESTRICTED AND PERFORMANCE EQUITY AWARD ACTIVITY

	Shares/ Units (a)	Weighted average grant date fair value (per share) (b)
January 1, 2021	8,270,216	$12.47
Shares/units granted	4,330,371	13.56
Shares/units vested/distributed	(637,689)	12.31
Shares/units canceled	(2,666,010)	13.05
December 31, 2021	9,296,888	$13.14

(a)Includes only units that settle in shares; nonvested performance units are included at 100% payout level.
(b)The weighted average grant date fair value for shares/units granted in 2020 and 2019 was $12.47 and $16.25, respectively.

On December 31, 2021, there was $73 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of two years. The total grant date fair value of shares vested during 2021, 2020 and 2019, was $36 million, $24 million, and $15 million, respectively.
Stock option awards
In 2021 FHN ended its only remaining stock option program, making only one grant related to a 2020 commitment. Options under that program, for executives, have service-vesting requirements and seven-year terms.
In the past, option programs varied widely in their uses and terms, and many old-program options, granted under the ECP or its predecessor plans, remain outstanding today. All options granted since 2005 provide for the issuance of FHN common stock at a price fixed at its fair market value on the grant date. Except for converted options and a special retention stock option award to the CEO in 2016, all options granted since 2008 vest fully no later than the fourth anniversary of grant, and all such options expire seven years from the grant date. CBF converted options and IBKC converted options granted prior to November 3, 2019 (the merger agreement date) are fully vested and expire ten years from grant date. IBKC converted options granted subsequent to the merger agreement vest fully no later than the fifth anniversary of the grant date and expire ten years from grant date. The 2016 retention award vests beginning on the fourth anniversary of grant and extends through the sixth anniversary of grant. A deferral program, which was discontinued in 2005, allowed for foregone compensation plus the exercise price to equal the fair market value of the stock on the date of grant if the grantee agreed to receive the options in lieu of compensation. Deferral options still outstanding expire 20 years from the grant date.
The summary of stock option activity for the year ended December 31, 2021, is shown below:
Table 8.19.2
STOCK OPTION ACTIVITY

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
January 1, 2021	7,749,082	$15.20
Options granted	155,124	14.44
Options exercised	(2,302,642)	11.88
Options expired/canceled	(620,635)	22.44
December 31, 2021	4,980,929	$15.81	3.99	$7
Options exercisable	3,697,062	15.95	3.51	6
Options expected to vest	1,283,867	15.15	4.39	1
The total intrinsic value of options exercised during 2021, 2020 and 2019 was $12 million, $3 million, and $4 million, respectively. On December 31, 2021, there was less than $1 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.
FHN granted or converted 155,124, 4,182,737 and 530,787 stock options with a weighted average fair value

176	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
of $3.39, $2.13, and $2.69 per option at grant date in 2021, 2020 and 2019, respectively.
FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted or converted in 2021, 2020, and 2019 with the following assumptions:
Table 8.19.3
STOCK OPTION FAIR VALUE ASSUMPTIONS

	2021	2020	2019
Expected dividend yield	4.16%	3.77%	3.63%
Expected weighted-average lives of options granted	6.29 years	6.25 years	6.24 years
Expected weighted-average volatility	38.44%	23.94%	24.76%
Expected volatility range	37.86%-39.02%	23.32 - 24.56%	23.07 - 26.45%
Risk-free interest rate	0.62%	1.47%	2.53%
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
Phantom stock awards
As a result of the IBKC merger, FHN assumed phantom stock awards under various plans to officers and other key associates. The awards are subject to a vesting period of five years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested share equivalents multiplied by closing market price of a share of the Company's common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award's dollar value divided by the closing market price of a share of the Company's common stock on the grant date. As of December 31, 2021, there were 461,142 share equivalents of phantom stock awards outstanding. See Note 1 - Significant Accounting Policies for more discussion on FHN's phantom stock awards.
Compensation Cost
The compensation cost that has been included in the Consolidated Statements of Income pertaining to stock-based awards was $43 million, $32 million, and $22 million for 2021, 2020, and 2019, respectively. The corresponding total income tax benefits recognized were $10 million in 2021, $8 million in 2020, and $6 million in 2019.
Authorization
Consistent with Tennessee state law, only authorized, but unissued, stock may be utilized in connection with any issuance of FHN common stock which may be required as a result of stock based compensation awards. FHN has obtained authorization from the Board of Directors to repurchase up to certain numbers of shares related to issuance under the IP and several older stock award plans. These authorizations are automatically adjusted for stock splits and stock dividends. Repurchases are authorized to be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, legal and regulatory restrictions, and prudent capital management. FHN does not currently expect to repurchase a material number of shares under the compensation plan-related repurchase program during 2022.
Dividend reinvestment plan
The Dividend Reinvestment and Stock Purchase Plan authorizes the sale of FHN’s common stock from stock acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends or make optional cash payments of $25 to $10,000 per quarter without paying commissions. The price of stock purchased on the open market is the average price paid.

177	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—BUSINESS SEGMENT INFORMATION
Note 20—Business Segment Information
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
The following tables present financial information for each reportable business segment for the years ended December 31:
Tables 8.20.1a-b-c
SEGMENT FINANCIAL INFORMATION

	2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,764	$619	$(389)	$1,994
Provision for credit losses	(229)	(64)	(17)	(310)
Noninterest income	438	597	41	1,076
Noninterest expense (b)(c)(f)	1,151	571	374	2,096
Income (loss) before income taxes	1,280	709	(705)	1,284
Income tax expense (benefit)	298	171	(195)	274
Net income (loss)	$982	$538	$(510)	$1,010
Average assets	$45,445	$20,803	$21,361	$87,609
Depreciation and amortization	(71)	(2)	101	28
Expenditures for long-lived assets	27	3	7	37

178	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—BUSINESS SEGMENT INFORMATION

	2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,264	$572	$(174)	$1,662
Provision for credit losses (e)	392	116	(5)	503
Noninterest income (a)	345	576	571	1,492
Noninterest expense (b)(c)(d)	944	494	280	1,718
Income (loss) before income taxes	273	538	122	933
Income tax expense (benefit)	56	131	(111)	76
Net income (loss)	$217	$407	$233	$857
Average assets	$32,782	$19,822	$11,742	$64,346
Depreciation and amortization	(42)	4	84	46
Expenditures for long-lived assets	283	6	90	379

	2019
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$833	$389	$(12)	$1,210
Provision for credit losses	24	37	(16)	45
Noninterest income	293	315	46	654
Noninterest expense (b)(c)(d)(f)	678	347	208	1,233
Income (loss) before income taxes	424	320	(158)	586
Income tax expense (benefit)	97	79	(42)	134
Net income (loss)	$327	$241	$(116)	$452
Average assets	$18,236	$15,517	$7,991	$41,744
Depreciation and amortization	22	14	29	65
Expenditures for long-lived assets	29	4	16	49
(a)    2020 includes a $533 million purchase accounting gain associated with the IBKC merger in the Corporate segment.
(b)    2019 includes restructuring-related costs associated with efficiency initiatives; refer to Note 25 - Restructuring, Repositioning, and Efficiency for additional information. 2021, 2020 and 2019 include merger-related expenses; refer to Note 2 - Acquisitions and Divestitures for additional information.
(c)    2021 and 2020 includes$37 million and $13 million, respectively, in asset impairments related to IBKC merger integration efforts in the Corporate segment. 2019 includes $25 million of asset impairments associated with acquisition, restructuring, and rebranding initiatives.
(d)    2020 and 2019 include $41 million and $11 million, respectively, of contributions to FHN's foundations.
(e)    Increase in provision for credit losses in 2020 is primarily due to the provision related to non-PCD loans acquired in the IBKC merger and Truist branch acquisition and the economic forecast attributable to the COVID-19 pandemic.
(f)    2021 and 2019 include $19 million and $4 million, respectively, in derivative valuation adjustments related to prior sales of Visa Class B shares in the Corporate segment.

179	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the years ended December 31, 2021, 2020, and 2019:
Tables 8.20.2a-b-c
NONINTEREST INCOME DETAIL BY SEGMENT

	December 31, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$406	$—	$406
Deposit transactions and cash management	157	12	6	175
Mortgage banking and title income	—	152	2	154
Brokerage, management fees and commissions	88	—	—	88
Card and digital banking fees	67	3	8	78
Trust services and investment management	51	—	—	51
Other service charges and fees	23	17	4	44
Securities gains (losses), net (b)	—	—	13	13
Purchase accounting gain	—	—	(1)	(1)
Other income (c)	52	7	9	68
Total noninterest income	$438	$597	$41	$1,076

	December 31, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$422	$—	$423
Deposit transactions and cash management	131	11	6	148
Mortgage banking and title income	—	128	1	129
Brokerage, management fees and commissions	66	—	—	66
Card and digital banking fees	50	2	8	60
Trust services and investment management	39	—	—	39
Other service charges and fees	18	7	1	26
Securities gains (losses), net (b)	—	—	(6)	(6)
Purchase accounting gain	—	—	533	533
Other income (c)	40	6	28	74
Total noninterest income	$345	$576	$571	$1,492

	December 31, 2019
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$278	$1	$279
Deposit transactions and cash management	114	11	7	132
Mortgage banking and title income	—	8	2	10
Brokerage, management fees and commissions	55	—	—	55
Card and digital banking fees	41	2	6	49
Trust services and investment management	30	—	—	30
Other service charges and fees	16	5	—	21
Other income (c)	37	11	30	78
Total noninterest income	$293	$315	$46	$654

(a)2021, 2020 and 2019, include $44million , $39 million and $34 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

180	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—VARIABLE INTEREST ENTITIES
Note 21—Variable Interest Entities
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of December 31, 2021 and 2020:

Table 8.21.1
CONSOLIDATED VIEs

(Dollars in millions)	December 31, 2021	December 31, 2020
Assets:
Other assets	$205	$195
Liabilities:
Other liabilities	$179	$165

Nonconsolidated Variable Interest Entities
Low Income Housing Tax Credit Partnerships
Through designated wholly-owned subsidiaries, First Horizon Bank makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. LIHTC partnerships are managed by unrelated general partners that have the power to direct the activities that most significantly affect the performance of the partnerships. FHN is therefore not the primary beneficiary of any LIHTC partnerships. Accordingly, FHN does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material during 2021, 2020, and 2019.
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 for LIHTC investments accounted for under the proportional amortization method.
Table 8.21.2
LIHTC IMPACTS ON TAX EXPENSE

(Dollars in millions)	2021	2020	2019
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$26	$23	$15
Low income housing tax credits	(32)	(22)	(14)
Other tax benefits related to qualifying LIHTC investments	(7)	(10)	(6)

181	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—VARIABLE INTEREST ENTITIES

Other Tax Credit Investments
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
Small Issuer Trust Preferred Holdings
First Horizon Bank holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. First Horizon Bank has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts hold no recourse to the assets of First Horizon Bank. Since First Horizon Bank is solely a holder of the trusts’ securities, it has no rights that would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it is not considered the primary beneficiary of the trusts. First Horizon Bank has no contractual requirements to provide financial support to the trusts.
On-Balance Sheet Trust Preferred Securitization
In 2007, First Horizon Bank executed a securitization of certain small issuer trust preferreds for which the underlying trust meets the definition of a VIE, as the holders of the equity investment at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact the entity’s economic performance. Since First Horizon Bank did not retain servicing or other decision-making rights, First Horizon Bank is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance. Accordingly, First Horizon Bank has accounted for the funds received through the securitization as a term borrowing in its Consolidated Balance Sheets. First Horizon Bank has no contractual requirements to provide financial support to the trust.
Holdings in Agency Mortgage-Backed Securities
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
Commercial Loan Troubled Debt Restructurings
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
Proprietary Trust Preferred Issuances
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
The following tables summarize FHN’s nonconsolidated VIEs as of December 31, 2021 and 2020:

182	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—VARIABLE INTEREST ENTITIES
Table 8.21.3
NONCONSOLIDATED VIEs AT YE 2021

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$382	$129	(a)
Other tax credit investments (b)	77	56	Other assets
Small issuer trust preferred holdings (c)	195	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	8,550	—	(e)
Commercial loan troubled debt restructurings (f)	98	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings
(a)    Maximum loss exposure represents $253 million of current investments and $129 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events, and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)    Maximum loss exposure represents the value of current investments.
(c)    Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)    Includes $112 million classified as loans and leases, and $2 million classified as trading securities which are offset by $87 million classified as term borrowings.
(e)    Includes $526 million classified as trading securities, $712 million classified as securities held to maturity and $7.3 billion classified as securities available for sale.
(f)    Maximum loss exposure represents $94 million of current receivables and $4 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)    No exposure to loss due to nature of FHN's involvement.

Table 8.21.4
NONCONSOLIDATED VIEs AT YE 2020

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
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $82 million classified as term borrowings.
(e)Includes $845 million classified as trading securities and $6.2 billion classified as securities available for sale.
(f)Maximum loss exposure represents $176 million of current receivables and $10 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

183	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—DERIVATIVES
Note 22—Derivatives
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On December 31, 2021 and 2020, respectively, FHN had $181 million and $280 million of cash receivables and $102 million and $166 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
FHN continually measures this risk through the use of models that measure value-at-risk and earnings-at-risk.
Derivative Instruments
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $360 million, $371 million and $228 million for the years ended December 31, 2021, 2020 and 2019, respectively. Trading revenues are inclusive of both

184	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—DERIVATIVES
derivative and non-derivative financial instruments, and are included in fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of December 31, 2021 and 2020:
Table 8.22.1a-b
DERIVATIVES ASSOCIATED WITH TRADING

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,587	$84	$41
Offsetting upstream interest rate contracts	3,587	4	8
Option contracts purchased	13	—	—
Forwards and futures purchased	4,430	2	9
Forwards and futures sold	5,044	10	2

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,950	$207	$7
Offsetting upstream interest rate contracts	3,950	2	17
Forwards and futures purchased	10,795	62	—
Forwards and futures sold	11,633	1	65
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
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of December 31, 2021 and 2020:

185	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—DERIVATIVES
Table 8.22.2a-b
DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,037	$202	$29
Offsetting upstream interest rate contracts	8,037	4	15

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$6,868	$436	$1
Offsetting upstream interest rate contracts	6,868	5	35
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the years ended December 31, 2021, 2020, and 2019:
Table 8.22.3
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(268)	$357	$92
Offsetting upstream interest rate contracts (a)	268	(357)	(92)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$—	$2	$13
Hedged Items:
Term borrowings (a) (c)	—	(2)	(13)
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of December 31, 2021 and 2020:

186	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—DERIVATIVES
Table 8.22.4a-b
DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,100	$13	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,100	N/A

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,250	$32	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,250	N/A
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the years ended December 31, 2021, 2020, and 2019:
Table 8.22.5
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES

	Year Ended December 31,
	2021	2020	2019
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$29	$3	$21
Gain (loss) recognized in other comprehensive income (loss)	(3)	15	11
Gain (loss) reclassified from AOCI into interest income	(7)	(6)	4
(a)Approximately $15 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

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
Table 8.22.6a-b
DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$241	$4	$—
Forward contracts written	404	—	—

187	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—DERIVATIVES

	December 31, 2020
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$667	$20	$—
Forward contracts written	725	—	6
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the years ended December 31, 2021 and 2020:
Table 8.22.7
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES

	Year Ended December 31,
	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$15	$15
Forward contracts written	11	(37)
In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2021 and December 31, 2020, the derivative liabilities associated with the sales of Visa Class B shares were $23 million and $13 million, respectively. For the year ended December 31, 2021, FHN recognized $19 million in derivative valuation adjustments related to prior sales of Visa Class B shares. These derivative adjustments were insignificant for the year ended December 31, 2020. See Note 24 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of December 31, 2021 and 2020, these loans were valued at $7 million and $12 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. FHN’s counterparties in these contracts are other lending institutions involved in the loan participation/syndication arrangements for which the underlying interest rate derivative contract is intended to hedge interest rate risk for the borrower. FHN will make (other institution is the lead bank) or receive (FHN is the lead bank) payments for risk participations if the borrower defaults on its obligation to perform under the terms of its interest rate derivative agreement with the lead bank in the participation. As of December 31, 2021 and 2020, the notional values of FHN’s risk participations were $257 million and $233 million of derivative assets and $500 million and $464 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third party customers referenced in the swap contracts defaulted at December 31, 2021 and 2020, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
In conjunction with the IBKC merger, FHN obtained certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of December 31, 2021 and 2020, FHN had recognized $1 million of both assets and liabilities associated with these contracts.
Master Netting and Similar Agreements
FHN uses master netting agreements, mutual margining agreements and collateral posting requirements to minimize credit risk on derivative contracts. Master netting and similar agreements are used when

188	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $67 million of assets and $26 million of liabilities on December 31, 2021, and $200 million of assets and $5 million of liabilities on December 31, 2020. As of December 31, 2021 and 2020, FHN had received collateral of $205 million and $320 million and posted collateral of $14 million and $34 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank's) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $74 million of assets and $30 million of liabilities on December 31, 2021, and $216 million of assets and $17 million of liabilities on December 31, 2020. As of December 31, 2021 and 2020, FHN had received collateral of $213 million and $343 million and posted collateral of $18 million and $53 million, respectively, in the normal course of business related to these contracts.
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
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of December 31, 2021 and 2020:

189	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—DERIVATIVES
Table 8.22.8
DERIVATIVE ASSETS & COLLATERAL RECEIVED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
December 31, 2021
Interest rate derivative contracts	$311	$—	$311	$(32)	$(181)	$98
Forward contracts	12	—	12	(4)	(3)	5
	$323	$—	$323	$(36)	$(184)	$103

December 31, 2020
Interest rate derivative contracts	$702	$—	$702	$(7)	$(327)	$368
Forward contracts	63	—	63	(14)	(20)	29
	$765	$—	$765	$(21)	$(347)	$397

(a)Included in other assets on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, $2 million and $4 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of December 31, 2021 and 2020:
Table 8.22.9
DERIVATIVE LIABILITIES & COLLATERAL PLEDGED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
December 31, 2021
Interest rate derivative contracts	$93	$—	$93	$(32)	$(38)	$23
Forward contracts	10	—	10	(4)	(1)	5
	$103	$—	$103	$(36)	$(39)	$28

December 31, 2020
Interest rate derivative contracts	$60	$—	$60	$(7)	$(31)	$22
Forward contracts	65	—	65	(14)	(51)	—
	$125	$—	$125	$(21)	$(82)	$22

(a)Included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, $24 million and $22 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

190	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—MASTER NETTING & SIMILAR AGREEMENTS
Note 23—Master Netting and Similar Agreements – Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (securities purchased under agreements to resell and securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Balance Sheets. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of December 31, 2021 and 2020:
Table 8.23.1
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
2021	$488	$—	$488	$(10)	$(476)	$2
2020	380	—	380	—	(379)	1

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of December 31, 2021 and 2020:
Table 8.23.2
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
2021	$1,247	$—	$1,247	$(10)	$(1,237)	$—
2020	1,187	—	1,187	—	(1,187)	—

191	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—MASTER NETTING & SIMILAR AGREEMENTS
Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of December 31, 2021 and 2020:
Tables 8.23.3a-b
MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$33	$—	$33
Government agency issued MBS	1,068	—	1,068
Other U.S. government agencies	31	—	31
Government guaranteed loans (SBA and USDA)	115	—	115
Total securities sold under agreements to repurchase	$1,247	$—	$1,247

	December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$284	$—	$284
Government agency issued MBS	616	—	616
Government agency issued CMO	10	—	10
Other U.S. government agencies	151	—	151
Government guaranteed loans (SBA and USDA)	126	—	126
Total securities sold under agreements to repurchase	$1,187	$—	$1,187

192	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
Note 24—Fair Value of Assets and Liabilities
FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:
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
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

193	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
Tables 8.24.1a-b
BALANCES OF ASSETS & LIABILITIES
MEASURED AT FAIR VALUE ON A RECURRING BASIS

	December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$85	$—	$85
Government agency issued MBS	—	464	—	464
Government agency issued CMO	—	62	—	62
Other U.S. government agencies	—	276	—	276
States and municipalities	—	34	—	34
Corporate and other debt	—	642	—	642
Interest-only strips (elected fair value)	—	—	38	38
Total trading securities	—	1,563	38	1,601
Loans held for sale (elected fair value)	—	230	28	258
Securities available for sale:
Government agency issued MBS	—	5,055	—	5,055
Government agency issued CMO	—	2,257	—	2,257
Other U.S. government agencies	—	850	—	850
States and municipalities	—	545	—	545
Total securities available for sale	—	8,707	—	8,707
Other assets:
Deferred compensation mutual funds	125	—	—	125
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	12	—	—	12
Derivatives, interest rate contracts	—	311	—	311
Derivatives, other	—	1	—	1
Total other assets	162	312	—	474
Total assets	$162	$10,812	$66	$11,040
Trading liabilities:
U.S. treasuries	$—	$334	$—	$334
Government issued agency MBS	—	1	—	1
Corporate and other debt	—	91	—	91
Total trading liabilities	—	426	—	426
Other liabilities:
Derivatives, forwards and futures	11	—	—	11
Derivatives, interest rate contracts	—	93	—	93
Derivatives, other	—	1	23	24
Total other liabilities	11	94	23	128
Total liabilities	$11	$520	$23	$554

194	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$81	$—	$81
Government agency issued MBS	—	633	—	633
Government agency issued CMO	—	212	—	212
Other U.S. government agencies	—	62	—	62
States and municipalities	—	7	—	7
Corporate and other debt	—	181	—	181
Total trading securities	—	1,176	—	1,176
Loans held for sale (elected fair value)	—	393	12	405
Loans held for investment (elected fair value)	—	—	16	16
Securities available for sale:
U.S. treasuries	—	613	—	613
Government agency issued MBS	—	3,812	—	3,812
Government agency issued CMO	—	2,406	—	2,406
Other U.S. government agencies	—	684	—	684
States and municipalities	—	460	—	460
Corporate and other debt	—	40	—	40
Interest-only strips (elected fair value)	—	—	32	32
Total securities available for sale	—	8,015	32	8,047
Other assets:
Deferred compensation mutual funds	118	—	—	118
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	63	—	—	63
Derivatives, interest rate contracts	—	702	—	702
Derivatives, other	—	4	—	4
Total other assets	206	706	—	912
Total assets	$206	$10,290	$60	$10,556
Trading liabilities:
U.S. treasuries	$—	$307	$—	$307
Government agency issued MBS	—	3	—	3
Corporate and other debt	—	43	—	43
Total trading liabilities	—	353	—	353
Other liabilities:
Derivatives, forwards and futures	71	—	—	71
Derivatives, interest rate contracts	—	60	—	60
Derivatives, other	—	4	14	18
Total other liabilities	71	64	14	149
Total liabilities	$71	$417	$14	$502

195	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the years ended December 31, 2021, 2020 and 2019 on a recurring basis are summarized as follows:
Tables 8.24.2a-b-c
CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE

	Year Ended December 31, 2021
(Dollars in millions)	Interest-only strips		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16		$(14)
Total net gains (losses) included in net income	3		1		—		(19)
Purchases	—		10		—		—
Sales	(68)		(18)		—		—
Settlements	—		(3)		(2)		10
Net transfers into (out of) Level 3	71	(b)	26	(e)	(14)	(e)	—
Balance on December 31, 2021	$38		$28		$—		$(23)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$—		$(19)	(d)

	Year Ended December 31, 2020
(Dollars in millions)	Trading securities		Interest-only strips- AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on January 1, 2020	$1		$19		$14		$—	$(23)
Acquired	—		—		—		14	—
Total net gains (losses) included in net income	(1)		(6)		1		—	(1)
Purchases	—		6		—		—	—
Sales	—		(11)		—		(4)	—
Settlements	—		—		(3)		(3)	10
Net transfers into (out of) Level 3	—		24	(b)	—		9	—
Balance on December 31, 2020	$—		$32		$12		$16	$(14)
Net unrealized gains (losses) included in net income	$—	(a)	$(4)	(c)	$1	(a)	$—	$(1)	(d)

	Year Ended December 31, 2019
(Dollars in millions)	Trading securities		Interest-only strips- AFS		Loans held for sale		Net derivative liabilities
Balance on January 1, 2019	$2		$10		$16		$(32)
Total net gains (losses) included in net income	—		(5)		2		(4)
Purchases	—		—		—		—
Sales	—		(47)		—		—
Settlements	(1)		—		(4)		13
Net transfers into (out of) Level 3	—		61	(b)	—		—
Balance on December 31, 2019	$1		$19		$14		$(23)
Net unrealized gains (losses) included in net income	$—	(a)	$(2)	(c)	$2	(a)	$(4)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on April 1, 2021.

196	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of December 31, 2021, 2020 and 2019.
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at December 31, 2021, 2020 and 2019, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.
Tables 8.24.3a-b-c
LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS
MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

	Carrying value at December 31, 2021				Year Ended December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$852	$1	$853	$(2)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	84	84	(13)
OREO (b)	—	—	3	3	(1)
Other assets (c)	—	—	30	30	(2)
					$(18)

	Carrying value at December 31, 2020				Year Ended December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$508	$1	$509	$(3)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	77	77	(12)
OREO (b)	—	—	15	15	(1)
Other assets (c)	—	—	9	9	(2)
					$(18)

	Carrying value at December 31, 2019				Year Ended December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$493	$1	$494	$(2)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	42	42	(7)
OREO (b)	—	—	16	16	(1)
Other assets (c)	—	—	11	11	(2)
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

In 2021, FHN recognized $34 million of fixed asset impairments and $3 million of leased asset impairments. In 2020, FHN recognized $7 million of fixed asset impairments and $6 million of leased asset impairments. These impairments were primarily related to continuing acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.

In 2019, FHN recognized $4 million of impairments related to dispositions of acquired properties and $1 million of

197	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
leased asset impairments related to continuing acquisition integration efforts associated with reduction of leased office space and banking center optimization. Related to its restructuring, repositioning, and efficiency efforts, FHN recognized $13 million of impairments for tangible long-lived assets and lease assets. Related to its rebranding initiative, FHN recognized $7 million of impairments for long-lived tangible assets, primarily signage. These amounts were primarily recognized in the Corporate segment.

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
Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of December 31, 2021 and 2020:

198	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
Tables 8.24.4a-b
UNOBSERVABLE INPUTS USED
IN LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$38	Discounted cash flow	Constant prepayment rate	11%-12%	11%
			Bond equivalent yield	11% - 14%	11%
Loans held for sale - residential real estate	$29	Discounted cash flow	Prepayment speeds - First mortgage	4% - 12%	5%
			Foreclosure losses	54% - 66%	65%
			Loss severity trends - First mortgage	1% - 14% of UPB	8%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	11%	11%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.8 billion - $6.2 billion	$6.0 billion
			Probability of resolution scenarios	15% - 35%	24%
			Time until resolution	12 - 36 months	25 months
Loans and leases (a)	$84	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$30	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

199	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Securities - SBA interest-only strips	$32	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	15% - 17%	15%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	5% - 15%	5%
			Foreclosure losses	59% - 70%	63%
			Loss severity trends - First mortgage	3% - 19% of UPB	12%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	7%-8%	7%
Loans held for investment	$16	Discounted cash flow	Constant prepayment rate	0% - 26%	11%
			Constant default rate	0%-14%	1%
			Loss severity trends	0% - 100%	11%
Derivative liabilities, other	$14	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.0 billion	$5.8 billion
			Probability of resolution scenarios	10% - 50%	16%
			Time until resolution	3 - 27 months	19 months
Loans and leases (a)	$77	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$15	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$9	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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

Trading Securities - SBA interest-only strips
Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of SBA interest-only strips. Management additionally considers whether the loans underlying related SBA

200	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
interest-only strips are delinquent, in default or prepaying, and adjusts the fair value down 20 - 100% depending on the length of time in default. SBA interest-only strips were transferred from AFS to trading securities on October 1, 2021.
Loans held for sale
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
Loans held for investment
Constant prepayment rate, constant default rate and loss severity trends are significant unobservable inputs used in the fair value measurement of loans held for investment. Increases (decreases) in each of these inputs in isolation result in negative (positive) effects on the valuation of the associated loans.
Derivative liabilities
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
Loans and leases and Other Real Estate Owned
Collateral-dependent loans and OREO are primarily valued using appraisals based on sales of comparable properties in the same or similar markets. Other collateral (receivables, inventory, equipment, etc.) is valued through borrowing base certificates, financial statements and/or auction valuations. These valuations are discounted based on the quality of reporting, knowledge of the marketability/collectability of the collateral and historical disposition rates.
Other assets – tax credit investments
The estimated fair value of tax credit investments accounted for under the equity method is generally determined in relation to the yield (i.e., future tax credits to be received) an acquirer of these investments would expect in relation to the yields experienced on current new issue and/or secondary market transactions. Thus, as tax credits are recognized, the future yield to a market participant is reduced, resulting in consistent impairment of the individual investments. Individual investments are reviewed for impairment quarterly, which may include the consideration of additional marketability discounts related to specific investments which typically includes consideration of the underlying property’s appraised value.
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

201	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
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
Tables 8.24.5a-b
DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS
AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS

	December 31, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$258	$264	$(6)
Nonaccrual loans	4	7	(3)

	December 31, 2020
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$405	$442	$(37)
Nonaccrual loans	2	5	(3)
Loans held for investment reported at fair value:
Total loans	16	17	(1)
Nonaccrual loans	1	1	—
Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:
Table 8.24.6
CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$(10)	$4	$2
For the years ended December 31, 2021, 2020 and 2019, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
FHN has elected to account for retained interest-only strips from guaranteed SBA loans recorded in trading securities at fair value through earnings. Since these securities are subject to the risk that prepayments may result in FHN not recovering all or a portion of its recorded investment, the fair value election results in a more timely recognition of the effects of estimated prepayments through earnings rather than being recognized through

202	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
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
Short-term financial assets
Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits with other financial institutions and the Federal Reserve are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Trading securities and trading liabilities
Trading securities and trading liabilities are recognized at fair value through current earnings. Trading inventory held for broker-dealer operations is included in trading securities and trading liabilities. Broker-dealer long positions are valued at bid price in the bid-ask spread. Short positions are valued at the ask price. Inventory positions are valued using observable inputs including current market transactions, benchmark yields, credit spreads and consensus prepayment speeds. Trading loans are valued using observable inputs including current market transactions, swap rates, mortgage rates, and consensus prepayment speeds.
Trading securities - SBA interest-only strips
Interest-only strips are valued at elected fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest-only strip terms. These securities bear the risk of loan prepayment or default that may result in FHN not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed, and may change in the near term. SBA interest-
only strips were transferred from AFS to trading on October 1, 2021.
Securities available for sale and held to maturity
Valuations of debt securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include benchmark yields, consensus prepayment speeds and credit spreads. Trades from similar securities and broker quotes are used to support these valuations.
Loans held for sale
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

203	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
Mortgage loans held for investment at fair value option
The fair value of mortgage loans held for investment at fair value option is determined by a third party using a discounted cash flow model using various assumptions about future loan performance (constant prepayment rate, constant default rate and loss severity trends) and market discount rates.
Loans held for investment
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
Derivative assets and liabilities
The fair value for forwards and futures contracts is based on current transactions involving identical securities. Futures contracts are exchange-traded and thus have no credit risk factor assigned as the risk of non-performance is limited to the clearinghouse used.
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
OREO
OREO primarily consists of properties that have been acquired in satisfaction of debt. These properties are carried at the lower of the outstanding loan amount or estimated fair value less estimated costs to sell the real estate. Estimated fair value is determined using appraised values with subsequent adjustments for deterioration in values that are not reflected in the most recent appraisal.
Other assets
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
Defined maturity deposits
The fair value of these deposits is estimated by discounting future cash flows to their present value. Future cash flows are discounted by using the current market rates of similar instruments applicable to the remaining maturity. For disclosure purposes, defined maturity deposits include all time deposits.

204	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
Short-term financial liabilities
The fair value of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Loan commitments
Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other commitments
Fair values of these commitments are based on fees charged to enter into similar agreements.
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of December 31, 2021 and December 31, 2020, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

205	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
Tables 8.24.7a-b
BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$30,734	$—	$—	$31,020	$31,020
Commercial real estate	11,955	—	—	11,986	11,986
Consumer:
Consumer real estate	10,609	—	—	11,111	11,111
Credit card and other	891	—	—	906	906
Total loans and leases, net of allowance for loan and lease losses	54,189	—	—	55,023	55,023
Short-term financial assets:
Interest-bearing deposits with banks	14,907	14,907	—	—	14,907
Federal funds sold	153	—	153	—	153
Securities purchased under agreements to resell	488	—	488	—	488
Total short-term financial assets	15,548	14,907	641	—	15,548
Trading securities (a)	1,601	—	1,563	38	1,601
Loans held for sale:
Mortgage loans (elected fair value) (a)	258	—	230	28	258
USDA & SBA loans - LOCOM	853	—	855	1	856
Other loans - LOCOM	24	—	24	—	24
Mortgage loans - LOCOM	37	—	—	37	37
Total loans held for sale	1,172	—	1,109	66	1,175
Securities available for sale (a)	8,707	—	8,707	—	8,707
Securities held to maturity	712	—	705	—	705
Derivative assets (a)	324	12	312	—	324
Other assets:
Tax credit investments	456	—	—	450	450
Deferred compensation mutual funds	125	125	—	—	125
Equity, mutual funds, and other (b)	257	25	—	232	257
Total other assets	838	150	—	682	832
Total assets	$83,091	$15,069	$13,037	$55,809	$83,915
Liabilities:
Defined maturity deposits	$3,500	$—	$3,524	$—	$3,524
Trading liabilities (a)	426	—	426	—	426
Short-term financial liabilities:
Federal funds purchased	775	—	775	—	775
Securities sold under agreements to repurchase	1,247	—	1,247	—	1,247
Other short-term borrowings	102	—	102	—	102
Total short-term financial liabilities	2,124	—	2,124	—	2,124
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	59	—	—	58	58
Secured borrowings	6	—	—	6	6
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,331	—	1,452	—	1,452
Total term borrowings	1,590	—	1,452	261	1,713
Derivative liabilities (a)	128	11	94	23	128
Total liabilities	$7,768	$11	$7,620	$284	$7,915

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $203 million.

206	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2020
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,651	$—	$—	$32,582	$32,582
Commercial real estate	12,033	—	—	12,079	12,079
Consumer:
Consumer real estate	11,483	—	—	11,903	11,903
Credit card and other	1,102	—	—	1,131	1,131
Total loans and leases, net of allowance for loan and lease losses	57,269	—	—	57,695	57,695
Short-term financial assets:
Interest-bearing deposits with banks	8,351	8,351	—	—	8,351
Federal funds sold	65	—	65	—	65
Securities purchased under agreements to resell	380	—	380	—	380
Total short-term financial assets	8,796	8,351	445	—	8,796
Trading securities (a)	1,176	—	1,176	—	1,176
Loans held for sale:
Mortgage loans (elected fair value) (a)	405	—	393	12	405
USDA & SBA loans - LOCOM	509	—	511	1	512
Other loans - LOCOM	31	—	31	—	31
Mortgage loans - LOCOM	77	—	—	77	77
Total loans held for sale	1,022	—	935	90	1,025
Securities available for sale (a)	8,047	—	8,015	32	8,047
Securities held to maturity	10	—	—	10	10
Derivative assets (a)	769	63	706	—	769
Other assets:
Tax credit investments	400	—	—	371	371
Deferred compensation mutual funds	118	118	—	—	118
Equity, mutual funds, and other (b)	288	25	—	263	288
Total other assets	806	143	—	634	777
Total assets	$77,895	$8,557	$11,277	$58,461	$78,295
Liabilities:
Defined maturity deposits	$5,070	$—	$5,083	$—	$5,083
Trading liabilities (a)	353	—	353	—	353
Short-term financial liabilities:
Federal funds purchased	845	—	845	—	845
Securities sold under agreements to repurchase	1,187	—	1,187	—	1,187
Other short-term borrowings	166	—	166	—	166
Total short-term financial liabilities	2,198	—	2,198	—	2,198
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	45	—	—	45	45
Secured borrowings	15	—	—	15	15
Junior subordinated debentures	238	—	—	223	223
Other long term borrowings	1,326	—	1,455	—	1,455
Total term borrowings	1,670	—	1,455	330	1,785
Derivative liabilities (a)	149	71	64	14	149
Total liabilities	$9,440	$71	$9,153	$344	$9,568

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $61 million and FRB stock of $202 million.

207	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of December 31, 2021 and December 31, 2020:
Table 8.24.8
UNFUNDED COMMITMENTS

	Contractual Amount		Fair Value
(Dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Unfunded Commitments:
Loan commitments	$24,229	$20,796	$1	$2
Standby and other commitments	810	751	6	6

208	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 25—RESTRUCTURING, REPOSITIONING, & EFFICIENCY
Note 25—Restructuring, Repositioning, and Efficiency
Beginning in 2019, FHN initiated a company-wide review of business practices with the goal of optimizing its expense base to improve profitability and create capacity to reinvest savings into technology and revenue production activities. Restructuring, repositioning, and efficiency charges related to these corporate-driven actions were not significant in 2021 and 2020 and were $40 million in 2019. These expenses are included in the Corporate segment. Significant expenses resulted from the following actions:
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
Total expense recognized for the year ended December 31, 2019 is presented in the table below:

Table 8.25.1
RESTRUCTURING, REPOSITIONING, & EFFICIENCY EXPENSES

(Dollars in millions)	Year Ended December 31, 2019
Personnel expense	$11
Legal and professional fees	16
Net occupancy expense	1
Other	12
Total restructuring, repositioning, and efficiency charges	$40

209	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 26—PARENT COMPANY FINANCIAL INFORMATION
Note 26—Parent Company Financial Information
Following are statements of the parent company:
Parent Company Balance Sheets

Balance Sheets	December 31,
(Dollars in millions)	2021	2020
Assets:
Cash	$724	$827
Notes receivable	3	3
Investments in subsidiaries:
Bank	8,381	8,176
Non-bank	65	88
Other assets	291	274
Total assets	$9,464	$9,368
Liabilities and equity:
Accrued employee benefits and other liabilities	$321	$322
Term borrowings	944	1,034
Total liabilities	1,265	1,356
Total equity	8,199	8,012
Total liabilities and equity	$9,464	$9,368

Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Dividend income:
Bank	$770	$180	$345
Non-bank	—	—	1
Total dividend income	770	180	346
Other income (loss)	(26)	—	1
Total income	744	180	347
Provision (provision credit) for credit losses	—	—	(1)
Interest expense - term borrowings	31	39	31
Personnel and other expense	89	54	53
Total expense	120	93	83
Income before income taxes	624	87	264
Income tax benefit	(35)	(18)	(19)
Income before equity in undistributed net income of subsidiaries	659	105	283
Equity in undistributed net income (loss) of subsidiaries:
Bank	332	736	160
Non-bank	8	4	(2)
Net income attributable to the controlling interest	$999	$845	$441

210	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 26—PARENT COMPANY FINANCIAL INFORMATION
Parent Company Statements of Cash Flows

(Dollars in millions)	2021	2020	2019
Operating activities:
Net income	$999	$845	$441
Less undistributed net income of subsidiaries	340	740	158
Income before undistributed net income of subsidiaries	659	105	283
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, amortization, and other	—	—	(1)
(Gain) loss on derivative transactions	—	4	—
Deferred income tax expense	8	5	4
Stock-based compensation expense	43	32	22
Loss on extinguishment of debt	26	—	—
Other operating activities, net	(11)	21	28
Total adjustments	66	62	53
Net cash provided by operating activities	725	167	336
Investing activities:
Proceeds from sales and prepayments of securities	3	—	1
Purchases of securities	(10)	(5)	—
(Investment in) return on subsidiary	8	(2)	—
Cash received for business combination, net	—	103	—
Net cash provided by (used in) investing activities	1	96	1
Financing activities:
Proceeds from issuance of preferred stock	145	144	—
Call of preferred stock	(100)	—	—
Cash dividends paid - preferred stock	(33)	(17)	(6)
Common stock:
Stock options exercised	28	7	9
Cash dividends paid	(333)	(222)	(171)
Repurchase of shares	(416)	(4)	(134)
Proceeds from issuance of term borrowings	—	795	—
Repayment of term borrowings	(120)	(500)	—
Other financing activities, net	—	(8)	—
Net cash provided by (used in) financing activities	(829)	195	(302)
Net increase (decrease) in cash and cash equivalents	(103)	458	35
Cash and cash equivalents at beginning of year	827	369	334
Cash and cash equivalents at end of year	$724	$827	$369
Total interest paid	$35	$33	$29
Income taxes received from subsidiaries	28	33	43

211	2021 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 27—SUBSEQUENT EVENTS
Note 27—Subsequent Events
2022 Merger Agreement with Toronto-Dominion Bank
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), TD Bank US Holding Company, a Delaware corporation and indirect, wholly owned subsidiary of TD (“TD-US”), and Falcon Holdings Acquisition Co., a Delaware corporation and wholly owned subsidiary of TD-US (“Merger Sub”).
Pursuant to the TD Merger Agreement, FHN and Merger Sub will merge (the “First Holding Company Merger”), with FHN continuing as the surviving entity in the merger. Following the First Holding Company Merger, at the election of TD, FHN and TD-US will merge (the “Second Holding Company Merger” and, together with the First Holding Company Merger, the “Holding Company Mergers”), with TD-US continuing as the surviving entity in the merger.
Upon the terms and subject to the conditions set forth in the TD Merger Agreement, each share of FHN common stock, par value $0.625 per share, (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the First Holding Company Merger (the “First Effective Time”) will be converted into the right to receive $25.00 (USD) per share in cash, without interest. If the transaction does not close on or before November 27, 2022, shareholders will receive an additional $0.65 per share of Company Common Stock on an annualized basis (or approximately 5.4 cents per month) for the period from November 28, 2022 through the day immediately prior to the closing. Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued outstanding in connection with the First Holding Company Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of TD-US having terms as described in the Merger Agreement.
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Proposed TD Merger”).
In connection with the execution of the TD Merger Agreement, TD has agreed to purchase from FHN shares of non-voting Perpetual Convertible Preferred Stock, Series G, a new series of preferred stock of FHN (the “Series G Convertible Preferred Stock”) in a private placement transaction having an aggregate liquidation preference and purchase price of approximately $493.5 million, pursuant to a securities purchase agreement between FHN and TD entered into concurrently with the execution and delivery of the TD Merger Agreement. The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of Company Common Stock in certain circumstances, including the closing of the Proposed TD Merger.
Merger and integration expenses related to the Proposed TD Merger will be recorded in FHN’s Corporate segment. No such expenses were recognized during 2021.

212	2021 FORM 10-K ANNUAL REPORT

ITEM 9. ACCOUNTANTS, ITEM 9A. CONTROLS & PROCEDURES, ITEM 9B. OTHER INFO, AND ITEM 9C. FOREIGN INSPECTIONS

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls & Procedures
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
Reports on Internal Control over Financial Reporting
The report of management required by Item 308(a) of Regulation S-K appears at page 109, and the attestation report required by Item 308(b) of Regulation S-K appears starting at page 110, of our 2021 Financial Statements (Item 8). Both are incorporated herein by this reference.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

213	2021 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

PART III

Item 10.    Directors and Executive Officers of the Registrant
Required Item 10 Information
In 2021 there were no material amendments to the procedures, described in our 2022 Proxy Statement under the caption Shareholder Recommendations of Director Nominees; Shareholder Nominations, by which security holders may recommend nominees to our Board of Directors.
Our bylaws contain a process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting, and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2022 Proxy Statement under the captions Shareholder Recommendations of Director Nominees; Shareholder Nominations and 2023 Annual Meeting—Proposal & Nomination Deadlines, which information is incorporated herein by reference.
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
ITEM 10 TOPICS TABLE

Item 10 Topics	Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and Audit Committee financial experts
In our 2022 Proxy Statement: Independence & Categorical Standards, Committee Charters & Composition, Audit Committee, and Vote Item 1—Election of Directors (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)

Executive officers	In the Supplemental Part I Information following Item 4 of this report: Executive Officers of the Registrant, beginning on page 56
Compliance with Section 16(a) of the Securities Exchange Act of 1934	In our 2022 Proxy Statement: Delinquent Section 16(a) Reports

214	2021 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

First Horizon Directors

Table 10.2
OUR BOARD OF DIRECTORS
(at February 20, 2022)

Harry V. Barton, Jr. Age 67 CPA and Owner, Barton Advisory Services, LLC, an investment advisory firm	Kenneth A. Burdick Age 63 Retired Executive Vice President, Products and Markets, Centene Corporation, a healthcare services company	Daryl G. Byrd Age 67 Executive Chairman of the Board, First Horizon Corporation, a financial services company
John N. Casbon Age 73 Executive Vice President, First American Title Insurance Company, a title insurance company	John C. Compton Age 60 Partner, Clayton, Dubilier & Rice, LLC a private equity firm	Wendy P. Davidson Age 52 President-Americas for the Performance Nutrition segment of Ireland-based Glanbia plc, a global nutrition company
William H. Fenstermaker Age 73 Chairman and CEO, C.H. Fenstermaker and Associates, LLC, a surveying, mapping, engineering, and environmental consulting company	D. Bryan Jordan Age 60 President and Chief Executive Officer, First Horizon Corporation, a financial services company	J. Michael Kemp, Sr. Age 51 Founder and Chief Executive Officer, Kemp Management Solutions, a program management and consulting firm
Rick E. Maples Age 63 Retired Co-Head of Investment Banking, Stifel, Nicolaus and Company, Incorporated, a financial services company	Vicki R. Palmer Age 68 President, The Palmer Group, LLC a general consulting firm	Colin V. Reed Age 74 Chairman of the Board and Chief Executive Officer, Ryman Hospitality Properties, Inc. a real estate investment trust
E. Stewart Shea III Age 70 Private Investor	Cecelia D. Stewart Age 63 Retired President, U.S. Consumer & Commercial Banking, Citigroup, Inc. a financial services company	Rajesh Subramaniam Age 56 President and Chief Operating Officer, FedEx Corporation a provider of transportation, e-commerce, and business services
Rosa Sugrañes Age 64 Founder and former Chief Executive Officer, Iberia Tiles, a ceramic tile distributor		R. Eugene Taylor Age 74 Retired Chairman of the Board and Chief Executive Officer, Capital Bank Financial Corp., a financial services company

215	2021 FORM 10-K ANNUAL REPORT

ITEM 11. EXECUTIVE COMPENSATION

Item 11.    Executive Compensation
The information called for by this Item is incorporated herein by reference to the following sections of our 2022 Proxy Statement: Compensation Committee, Compensation Committee Interlocks & Insider Participation, Director Compensation, Compensation Discussion & Analysis, Recent Compensation, Post-Employment Compensation, Pay Ratio of CEO to Median Employee, and each Appendix to our Proxy Statement referenced in those sections.
The sub-section of our 2022 Proxy Statement captioned Compensation Risk, within the Compensation Committee section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.
The information required by Item 407(e)(5) of Regulation S-K is provided in our 2022 Proxy Statement within the Compensation Committee section under the sub-section captioned Compensation Committee Report. As permitted by the instructions for that Item, the information under that sub-section is not “filed” with this report.

216	2021 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
Table 12.1 provides information as of December 31, 2021 regarding shares of our common stock that may be issued under the following plans:
•2021 Incentive Plan ("2021 Plan")
•Equity Compensation Plan (“ECP”)
•IBERIABANK Corporation 2019 Stock Incentive Plan ("SIP")
•1997 Employee Stock Option Plan (“1997 Plan”)
•2002 and 1996 Bank Director and Advisory Board Member Deferral Plans (“Advisory Board Plans”)
•2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“2000 Directors’ Plan”)
•The following IBERIABANK Corporation plans (together with the SIP, the “IBKC Plans”): 2016 Stock Incentive Plan; and Amended and Restated 2010 Stock Incentive Plan
•The following Capital Bank Financial Corp. plans (“CBF Plans”): Capital Bank Financial Corp. 2013 Omnibus Compensation Plan; and FNB United Corp. 2012 Incentive Plan

Table 12.1
EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2021

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (1)		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Col. A)
Equity Compensation Plans Approved by Shareholders (2)	4,741,471	(3)	$15.56	12,329,976
Equity Compensation Plans Not Approved by Shareholders (4)	239,458	(4)	$20.75	—	(4)
Totals for A & C, wtd avg for B	4,980,929		$15.81	12,329,976
(1)    The numbers of shares covered by stock options and the related option prices have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.
(2)    Consists of the 2021 Plan, the ECP, the 2000 Directors’ Plans, the IBKC Plans, and the CBF Plans. The 2021 Plan was approved by shareholders in 2021 and remains active. The number of shares in Column C is entirely under the 2021 Plan; as provided in the 2021 Plan, the Col. C number includes the new/additional shares originally authorized under the 2021 Plan along with shares underlying ECP awards that have been forfeited or cancelled since the 2021 Plan was approved by shareholders, net of shares underlying 2021 Plan awards that are outstanding or have been paid. The ECP initially was approved by shareholders in 2003, most recently was re-approved in 2016, and has terminated. The 2000 Directors’ Plan was approved by shareholders in 2000, and has terminated. The IBKC Plans were approved by IBKC's shareholders in 2005, 2020, 2011, 2014, 2016, and 2019, and all have terminated. FHN and IBKC closed a merger-of-equals transaction in 2020, as a result of which FHN became the plan sponsor for the IBKC Plans and their awards. The CBF Plans were approved by shareholders of CBF or certain other predecessor companies, and all have terminated. FHN merged with CBF in 2017, as a result of which FHN became the plan sponsor for the CBF Plans and their awards."Terminated" means no new awards may be granted under the plan.
(3)    Consists entirely of outstanding options issued under terminated plans approved by shareholders, 30,733 of which directly or indirectly were issued in connection with non-employee director cash deferrals of approximately $0.3 million.
(4)    Consists of the 1997 Plan and the Advisory Board Plans, all of which have terminated. These outstanding options were issued directly or indirectly in connection with associate and advisory board cash deferrals of approximately $2.6 million.

217	2021 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Only the 2021 Plan permits new awards to be granted; all other plans have terminated. At December 31, 2021, there were no shares issuable upon exercise of outstanding options under the 2021 Plan, and the total number of shares issuable upon exercise of outstanding options under the terminated plans was 4,980,929 shares.
Shares covered by outstanding options are shown in column A of Table 12.1. Outstanding equity awards other than options ("full-value awards"), consisting of unpaid stock units and restricted stock, are not included in any column in that Table. In total, 9,296,888 shares are covered by unpaid full-value awards, all granted under the 2021 Plan, the ECP, or the SIP.Of those, 8,714,844 are covered by unvested awards, and 582,044 are covered by awards that have vested but are subject to an unfulfilled mandatory deferral period. In addition, there are 227,830 fully vested deferral stock units outstanding that are the result of previously exercised options under terminated plans for which the receipt of the shares was deferred by the associate.
Column C of Table 12.1 presents the total number of shares available for new awards under the 2021 Plan at December 31, 2021, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. The 2021 Plan permits the grant of options and full-value awards, as well as stock appreciation rights (none of which have been granted).
Of the options outstanding at December 31, 2021 (the total under column A), approximately 5% were issued directly or indirectly in connection with associate and director cash deferral elections. We received over many years a total of approximately $2.5 million in associate cash deferrals and $0.4 million in non-employee director and advisory board retainer and meeting fee deferrals related to outstanding deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to associates, directors, or advisory board members since 2004.
Description of Equity Compensation Plans Not Approved by Shareholders
The 1997 Plan
The 1997 Plan was adopted by the Board of Directors in 1996 and terminated in 2007. The 1997 Plan authorized the grant of nonqualified stock options.
Options were granted under the 1997 Plan prior to its termination pursuant to a management option program, covering a wide range of management-level associates. The last management options granted under the 1997 Plan, with seven-year terms, expired in 2014. However, prior to 2005 certain associates could elect to defer a portion of their annual compensation into stock options under the 1997 Plan. Many deferral options had 20-year terms, and they are the only options still outstanding under the 1997 Plan.
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
As of December 31, 2021, options covering 232,254 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 21,027,943 shares had been exercised during the life of the plan. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.
The Advisory Board Plans
The Advisory Board Plans were adopted by the Board of Directors in 2001 and 1996, and terminated in 2005 and 2002, respectively.
Options granted under the Advisory Board Plans were granted only to regional and advisory board members, or to directors of certain bank affiliates, in any case who were not associates. The options were granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant equaled the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of the option grant. The exercise price plus the amount of fees foregone equaled the fair market value of the stock on the grant date. The options were vested at the grant date. Those granted on or before January 2, 2004 had terms of twenty years, and are the only options still outstanding.
As of December 31, 2021, options covering 7,204 shares of our common stock were outstanding under the Advisory Board Plans, no shares remained available for future option grants, and options covering 90,097 shares had been exercised during the life of the Plans. The Advisory Board Plans were included as Exhibits 10.1(f) and 10.1(g) to our Form 10-Q for the quarter ended June 30, 2009. At the time this report is filed, all options outstanding under the 1996 Advisory Board Plan at December 31, 2021 have either expired or been exercised.

218	2021 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Corporation Stock
The information required for this Item pursuant to Item 403(a) and (b) of Regulation S-K is presented in our 2022 Proxy Statement under the heading Stock Ownership
Information. That information is incorporated into this Item by reference.
Change in Control Arrangements
We are not aware of any arrangements which may result in a change in control of First Horizon Corporation.

219	2021 FORM 10-K ANNUAL REPORT

ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS AND ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Item 13.    Certain Relationships and Related Transactions
The information called for by this Item is presented in the following sections of our 2022 Proxy Statement: Independence & Categorical Standards; Related Party Transaction Procedures; and Transactions with Related Persons. That information is incorporated into this Item by reference. Our independent directors and nominees are identified in the first paragraph of the Independence discussion within the Independence & Categorical Standards section of our 2022 Proxy Statement.

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
Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years is incorporated herein by reference to the section of our 2022 Proxy Statement captioned Vote Item 2—Auditor Ratification. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

220	2021 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements & Related Reports
Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of 2021 Financial Statements (Item 8) indicated in Table 15.1.

Table 15.1

Item 8 Page	Statement, Note, or Report Incorporated into Item 15
109	Report of Management on Internal Control over Financial Reporting
110	Reports of Independent Registered Public Accounting Firm
114	Consolidated Balance Sheets as of December 31, 2021 and 2020
115	Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019
117	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019
118	Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020, and 2019
120	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019
122	Notes to the Consolidated Financial Statements

Financial Statement Schedules
Not applicable.

Exhibits
In the exhibit table that follows: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this report or as a separate disclosure document; and the phrase “2021 named executive officers” refers to those executive officers whose 2021 compensation is described in our 2022 Proxy Statement. All references to “First Horizon National Corporation” or to "First Tennessee National Corporation" refer to us, under previous corporate names.
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

221	2021 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Table 15.2
10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]	X
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Bylaws of First Horizon Corporation, as amended and restated effective November 30, 2020				8-K	3.2	12/1/2020
4.1	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.2	Form of Depositary Receipt--Series B (included as part of Exhibit 4.1 to this report)				8-K	4.1	7/2/2020
4.3	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.4	Form of Depositary Receipt--Series C (included as part of Exhibit 4.3 to this report)				8-K	4.2	7/2/2020
4.5	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series D]				8-K	4.3	7/2/2020
4.6	Form of Depositary Receipt--Series D (included as part of Exhibit 4.5 to this report)				8-K	4.3	7/2/2020
4.7	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.8	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.9	Form of Depositary Receipt--Series E (included as part of Exhibit 4.7 to this report)				8-K	4.1	5/28/2020
4.10	Deposit Agreement, dated as of May 3, 2021, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series F]				8-K	4.1	5/03/2021
4.11	Form of certificate representing the Series F Preferred Stock				8-K	4.2	5/03/2021
4.12	Form of Depositary Receipt-Series F representing the Depositary Shares (included as part of Exhibit 4.10 to this report)				8-K	4.1	5/03/2021
4.13	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				10-Q 2Q21	4.4	8/5/2021
4.14	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1 (a)	2021 Incentive Plan		X		Proxy 2021	App. A	3/15/2021
10.1 (b)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1 (c)	IBERIABANK Corporation 2019 Stock Incentive Plan		X		10-K 2020	10.1(b)	2/25/2021
10.1 (d)	IBERIABANK Corporation 2016 Stock Incentive Plan		X		10-K 2020	10.1(c)	2/25/2021

222	2021 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.1 (e)	IBERIABANK Corporation 2010 Stock Incentive Plan		X		10-K 2020	10.1(d)	2/25/2021
10.1 (f)	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.2(d)	8/6/2009
10.1 (g)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.1(e)	8/6/2009
	Performance-Based Equity Award Documents
10.2 (a)	Form of Grant Notice for Special Retention Stock Units [2016]		X		10-Q 1Q16	10.6	5/6/2016
10.2 (b)	Form of Grant Notice for Executive Performance Stock Units [2019]		X		10-Q 1Q19	10.1	5/8/2019
10.2 (c)	Form of Grant Notice for Executive Performance Stock Units [2020]		X		10-Q 1Q20	10.1	5/8/2020
10.2 (d)	Form of Grant Notice for Executive Performance Stock Units [2021]		X		10-Q 1Q21	10.1	5/6/2021
	Stock Option Award Documents
10.3 (a)	Form of Agreement to Defer Receipt of Shares Following Option Exercise		X		10-Q 2Q17	10.1	8/8/2017
10.3 (b)	Form of Stock Option Grant Notice		X		10-K 2004	10.5(e)	3/14/2005
10.3 (c)	First Tennessee Stock Option Enhancement Program		X		10-K 2006	10.5(o)	2/28/2007
10.3 (d)	Form of Grant Notice for Executive Stock Options [2015]		X		10-Q 1Q15	10.2	5/7/2015
10.3 (e)	Form of Grant Notice for Executive Stock Options [2016]		X		10-Q 1Q16	10.2	5/6/2016
10.3 (f)	Form of Grant Notice for Special Retention Stock Options [2016]		X		10-Q 1Q16	10.5	5/6/2016
10.3 (g)	Form of Grant Notice for Executive Stock Options [2017]		X		10-Q 1Q17	10.2	5/8/2017
10.3 (h)	Form of Grant Notice for Executive Stock Options [2018]		X		10-Q 1Q18	10.2	5/8/2018
10.3 (i)	Form of Grant Notice for Executive Stock Options [2019]		X		10-Q 1Q19	10.2	5/8/2019
10.3 (j)	Form of Grant Notice for Executive Stock Options [2020]		X		10-Q 1Q20	10.2	5/8/2020
10.3 (k)	Form of IBERIABANK Corporation Stock Option Agreement		X		10-K 2020	10.3(l)	2/25/2021
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Restricted Stock Units [2019]		X		10-Q 1Q19	10.3	5/8/2019
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units [2020]		X		10-Q 1Q20	10.3	5/8/2020
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units [2021]		X		10-Q 1Q21	10.2	5/6/2021
10.4 (d)	Form of Grant Notice for Executive Restricted Stock Units - Special Bonus-Driven Award [2021]		X		10-Q 1Q21	10.3	5/6/2021
10.4 (e)	Form of Grant Notice for Special Executive Restricted Stock: IBKC Merger Closing Incentive Award [2019]		X		10-K 2019	10.4(e)	2/28/2020
10.4 (f)	Form of IBERIABANK Corporation Restricted Stock Agreement		X		10-K 2020	10.4(f)	2/25/2021
10.4 (g)	Director Compensation Policy, as adopted April 27, 2021		X		10-Q 1Q21	10.4	5/6/2021
	Management Cash Incentive Plan Documents

223	2021 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.5 (a)	Executive Bonus Plan		X		8-K	10.1	10/27/2021
10.5 (b)	Management Incentive Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App B	3/14/2016
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (a)	February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		8-K	10.7(a2)	2/26/2007
10.6 (b)	Form of Amendment to February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a4)	11/7/2007
10.6 (c)	October 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a5)	11/7/2007
10.6 (d)	Form of Change in Control Severance Agreement offered to executive officers from November 2008 through January 2021		X		8-K	10.2	11/24/2008
10.6 (e)	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6 (f)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007
10.6 (g)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6 (h)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (i)	Form of First Horizon Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (j)	Letter agreement, dated as of November 3, 2019, by and between First Horizon and D. Bryan Jordan		X		8-K	10.1	11/7/2019
10.6 (k)	Form of Retention Agreement [entered into with certain executives of First Horizon, November 2019]		X		8-K	10.2	11/7/2019
10.6 (l)	Amended and Restated Agreement, dated August 20, 2001, between IBERIABANK Corporation and Daryl G. Byrd		X		10-K 2020	10.6(l)	2/25/2021
10.6 (m)	Letter agreement, dated as of November 3, 2019, between IBERIABANK Corporation and Daryl G. Byrd		X		10-K 2020	10.6(m)	2/25/2021
10.6 (n)	Letter agreement, dated as of November 3, 2019, between First Horizon National Corporation and Daryl G. Byrd		X		8-K	99.1	11/7/2019
10.6 (o)	Form of letter agreement [entered into with certain executives of IBERIABANK Corporation, November 2019]		X		10-K 2020	10.6(o)	2/25/2021
10.6 (p)	Retention Agreement of Anthony J. Restel, dated November 3,2019		X		8-K	10.1	7/2/2020
10.6 (q)	Conformed copy of Separation Agreement and General Release [Michael Brown]		X		8-K	10.1	9/30/2021
10.6 (r)	Conformed copy of offer letter [Hope Dmuchowski]		X		8-K	10.1	11/9/2021
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors and Officers under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q21	10.1	11/5/2021
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019

224	2021 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors		X		10-K 2020	10.8(b)	2/25/2021
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Certain Executive Officers	X	X
10.8 (h)	Description of 2022 Salary Rates for 2021 Named Executive Officers	X	X
Other Exhibits
14	Code of Ethics for Senior Financial Officers				10-K 2008	14	2/26/2009
21	Subsidiaries of First Horizon Corporation	X
23	Accountant’s Consents	X
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at December 31, 2021 and 2020
(ii) Consolidated Statements of Income for the Years Ended December 31, 2021, 2020, and 2019
(iii) Consolidated Statements of Comprehensive Income for the Years EndedDecember 31, 2021, 2020, and 2019.
(iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020, and 2019.
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019.
(vi) Notes to the Consolidated Financial Statements
X

225	2021 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
101. INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

226	2021 FORM 10-K ANNUAL REPORT

ITEM 16. FORM 10-K SUMMARY

Item 16. Form 10-K Summary
Not applicable.

227	2021 FORM 10-K ANNUAL REPORT

SIGNATURES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON CORPORATION

Date: March 1, 2022	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date*	Signature*	Title	Date*
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, and a Director (principal executive officer)	*	Hope Dmuchowski Hope Dmuchowski	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	*
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	*	Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	*
Kenneth A. Burdick Kenneth A. Burdick	Director	*	Daryl G. Byrd Daryl G. Byrd	Director	*
John N. Casbon John N. Casbon	Director	*	John C. Compton John C. Compton	Director	*
Wendy P. Davidson Wendy P. Davidson	Director	*	William H. Fenstermaker William H. Fenstermaker	Director	*
J. Michael Kemp, Sr. J. Michael Kemp, Sr.	Director	*	Rick E. Maples Rick E. Maples	Director	*
Vicki R. Palmer Vicki R. Palmer	Director	*	Colin V. Reed Colin V. Reed	Director	*
E. Stewart Shea III E. Stewart Shea III	Director	*	Cecelia D. Stewart Cecelia D. Stewart	Director	*
Rajesh Subramaniam Rajesh Subramaniam	Director	*	Rosa Sugrañes Rosa Sugrañes	Director	*
R. Eugene Taylor R. Eugene Taylor	Director	*

*By: /s/ Clyde A. Billings, Jr.	March 1, 2022
Clyde A. Billings, Jr.
As Attorney-in-Fact

228	2021 FORM 10-K ANNUAL REPORT