Form 10-K/A
period 2021-12-31
FIRST HORIZON CORP
filed 2022-03-04
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of First Horizon Corporation (the “Company”) on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original Form 10-K”).

This Amendment is being filed solely to amend the text of Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Change in Control Arrangements” to make a change conforming to the rest of the disclosures in the Original Form 10-K related to the previously announced merger of the Company with a merger subsidiary of The Toronto-Dominion Bank. This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 15. "Exhibits and Financial Statement Schedules", a signature page, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K. Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Original Form 10-K and does not otherwise reflect any events that have occurred since the filing of the Original Form 10-K.

1	2021 FORM 10-K/A ANNUAL REPORT

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
(2)    Consists of the 2021 Plan, the ECP, the 2000 Directors’ Plans, the IBKC Plans, and the CBF Plans. The 2021 Plan was approved by shareholders in 2021 and remains active. The number of shares in Column C is entirely under the 2021 Plan; as provided in the 2021 Plan, the Col. C number includes the new/additional shares originally authorized under the 2021 Plan along with shares underlying ECP awards that have been forfeited or cancelled since the 2021 Plan was approved by shareholders, net of shares underlying 2021 Plan awards that are outstanding or have been paid. The ECP initially was approved by shareholders in 2003, most recently was re-approved in 2016, and has terminated. The 2000 Directors’ Plan was approved by shareholders in 2000, and has terminated. The IBKC Plans were approved by IBKC's shareholders in 2005, 2020, 2011, 2014, 2016, and 2019, and all have terminated. FHN and IBKC closed a merger-of-equals transaction in 2020, as a result of which FHN became the plan sponsor for the IBKC Plans and their awards. The CBF Plans were approved by shareholders of CBF or certain other predecessor companies, and all have terminated. FHN merged with CBF in 2017, as a result of which FHN became the plan sponsor for the CBF Plans and their awards. "Terminated" means no new awards may be granted under the plan.
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

2	2021 FORM 10-K/A ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Only the 2021 Plan permits new awards to be granted; all other plans have terminated. At December 31, 2021, there were no shares issuable upon exercise of outstanding options under the 2021 Plan, and the total number of shares issuable upon exercise of outstanding options under the terminated plans was 4,980,929 shares.
Shares covered by outstanding options are shown in column A of Table 12.1. Outstanding equity awards other than options ("full-value awards"), consisting of unpaid stock units and restricted stock, are not included in any column in that Table. In total, 9,296,888 shares are covered by unpaid full-value awards, all granted under the 2021 Plan, the ECP, or the SIP. Of those, 8,714,844 are covered by unvested awards, and 582,044 are covered by awards that have vested but are subject to an unfulfilled mandatory deferral period. In addition, there are 227,830 fully vested deferral stock units outstanding that are the result of previously exercised options under terminated plans for which the receipt of the shares was deferred by the associate.
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

3	2021 FORM 10-K/A ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Corporation Stock
The information required for this Item pursuant to Item 403(a) and (b) of Regulation S-K is presented in our 2022 Proxy Statement under the heading Stock Ownership
Information. That information is incorporated into this Item by reference.
Change in Control Arrangements
The information presented in Item 1 under the caption 2022 Merger Agreement with Toronto-Dominion Bank, which begins on page 15 of the Original Form 10-K, is incorporated into this Item by reference.

4	2021 FORM 10-K/A ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements & Related Reports
See Table 15.1 and the related narrative in the Original Form 10-K.

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

5	2021 FORM 10-K/A ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Table 15.2
10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]				10-K 2021	2.1	3/1/2022
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Bylaws of First Horizon Corporation, as amended and restated effective November 30, 2020				8-K	3.2	12/1/2020
4.1	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.2	Form of Depositary Receipt--Series B (included as part of Exhibit 4.1 to this report)				8-K	4.1	7/2/2020
4.3	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.4	Form of Depositary Receipt--Series C (included as part of Exhibit 4.3 to this report)				8-K	4.2	7/2/2020
4.5	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series D]				8-K	4.3	7/2/2020
4.6	Form of Depositary Receipt--Series D (included as part of Exhibit 4.5 to this report)				8-K	4.3	7/2/2020
4.7	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.8	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.9	Form of Depositary Receipt--Series E (included as part of Exhibit 4.7 to this report)				8-K	4.1	5/28/2020
4.10	Deposit Agreement, dated as of May 3, 2021, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series F]				8-K	4.1	5/03/2021
4.11	Form of certificate representing the Series F Preferred Stock				8-K	4.2	5/03/2021
4.12	Form of Depositary Receipt-Series F representing the Depositary Shares (included as part of Exhibit 4.10 to this report)				8-K	4.1	5/03/2021
4.13	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				10-Q 2Q21	4.4	8/5/2021
4.14	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1 (a)	2021 Incentive Plan		X		Proxy 2021	App. A	3/15/2021
10.1 (b)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1 (c)	IBERIABANK Corporation 2019 Stock Incentive Plan		X		10-K 2020	10.1(b)	2/25/2021
10.1 (d)	IBERIABANK Corporation 2016 Stock Incentive Plan		X		10-K 2020	10.1(c)	2/25/2021

6	2021 FORM 10-K/A ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.1 (e)	IBERIABANK Corporation 2010 Stock Incentive Plan		X		10-K 2020	10.1(d)	2/25/2021
10.1 (f)	1997 Employee Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.2(d)	8/6/2009
10.1 (g)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through December 15, 2008		X		10-Q 2Q09	10.1(e)	8/6/2009
	Performance-Based Equity Award Documents
10.2 (a)	Form of Grant Notice for Special Retention Stock Units [2016]		X		10-Q 1Q16	10.6	5/6/2016
10.2 (b)	Form of Grant Notice for Executive Performance Stock Units [2019]		X		10-Q 1Q19	10.1	5/8/2019
10.2 (c)	Form of Grant Notice for Executive Performance Stock Units [2020]		X		10-Q 1Q20	10.1	5/8/2020
10.2 (d)	Form of Grant Notice for Executive Performance Stock Units [2021]		X		10-Q 1Q21	10.1	5/6/2021
	Stock Option Award Documents
10.3 (a)	Form of Agreement to Defer Receipt of Shares Following Option Exercise		X		10-Q 2Q17	10.1	8/8/2017
10.3 (b)	Form of Stock Option Grant Notice		X		10-K 2004	10.5(e)	3/14/2005
10.3 (c)	First Tennessee Stock Option Enhancement Program		X		10-K 2006	10.5(o)	2/28/2007
10.3 (d)	Form of Grant Notice for Executive Stock Options [2015]		X		10-Q 1Q15	10.2	5/7/2015
10.3 (e)	Form of Grant Notice for Executive Stock Options [2016]		X		10-Q 1Q16	10.2	5/6/2016
10.3 (f)	Form of Grant Notice for Special Retention Stock Options [2016]		X		10-Q 1Q16	10.5	5/6/2016
10.3 (g)	Form of Grant Notice for Executive Stock Options [2017]		X		10-Q 1Q17	10.2	5/8/2017
10.3 (h)	Form of Grant Notice for Executive Stock Options [2018]		X		10-Q 1Q18	10.2	5/8/2018
10.3 (i)	Form of Grant Notice for Executive Stock Options [2019]		X		10-Q 1Q19	10.2	5/8/2019
10.3 (j)	Form of Grant Notice for Executive Stock Options [2020]		X		10-Q 1Q20	10.2	5/8/2020
10.3 (k)	Form of IBERIABANK Corporation Stock Option Agreement		X		10-K 2020	10.3(l)	2/25/2021
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Restricted Stock Units [2019]		X		10-Q 1Q19	10.3	5/8/2019
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units [2020]		X		10-Q 1Q20	10.3	5/8/2020
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units [2021]		X		10-Q 1Q21	10.2	5/6/2021
10.4 (d)	Form of Grant Notice for Executive Restricted Stock Units - Special Bonus-Driven Award [2021]		X		10-Q 1Q21	10.3	5/6/2021
10.4 (e)	Form of Grant Notice for Special Executive Restricted Stock: IBKC Merger Closing Incentive Award [2019]		X		10-K 2019	10.4(e)	2/28/2020
10.4 (f)	Form of IBERIABANK Corporation Restricted Stock Agreement		X		10-K 2020	10.4(f)	2/25/2021
10.4 (g)	Director Compensation Policy, as adopted April 27, 2021		X		10-Q 1Q21	10.4	5/6/2021
	Management Cash Incentive Plan Documents

7	2021 FORM 10-K/A ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.5 (a)	Executive Bonus Plan		X		8-K	10.1	10/27/2021
10.5 (b)	Management Incentive Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App B	3/14/2016
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (a)	February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		8-K	10.7(a2)	2/26/2007
10.6 (b)	Form of Amendment to February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a4)	11/7/2007
10.6 (c)	October 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a5)	11/7/2007
10.6 (d)	Form of Change in Control Severance Agreement offered to executive officers from November 2008 through January 2021		X		8-K	10.2	11/24/2008
10.6 (e)	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6 (f)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007
10.6 (g)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6 (h)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (i)	Form of First Horizon Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (j)	Letter agreement, dated as of November 3, 2019, by and between First Horizon and D. Bryan Jordan		X		8-K	10.1	11/7/2019
10.6 (k)	Form of Retention Agreement [entered into with certain executives of First Horizon, November 2019]		X		8-K	10.2	11/7/2019
10.6 (l)	Amended and Restated Agreement, dated August 20, 2001, between IBERIABANK Corporation and Daryl G. Byrd		X		10-K 2020	10.6(l)	2/25/2021
10.6 (m)	Letter agreement, dated as of November 3, 2019, between IBERIABANK Corporation and Daryl G. Byrd		X		10-K 2020	10.6(m)	2/25/2021
10.6 (n)	Letter agreement, dated as of November 3, 2019, between First Horizon National Corporation and Daryl G. Byrd		X		8-K	99.1	11/7/2019
10.6 (o)	Form of letter agreement [entered into with certain executives of IBERIABANK Corporation, November 2019]		X		10-K 2020	10.6(o)	2/25/2021
10.6 (p)	Retention Agreement of Anthony J. Restel, dated November 3,2019		X		8-K	10.1	7/2/2020
10.6 (q)	Conformed copy of Separation Agreement and General Release [Michael Brown]		X		8-K	10.1	9/30/2021
10.6 (r)	Conformed copy of offer letter [Hope Dmuchowski]		X		8-K	10.1	11/9/2021
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors and Officers under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q21	10.1	11/5/2021
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019

8	2021 FORM 10-K/A ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
	Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors		X		10-K 2020	10.8(b)	2/25/2021
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Certain Executive Officers		X		10-K 2021	10.8(g)	3/1/2022
10.8 (h)	Description of 2022 Salary Rates for 2021 Named Executive Officers		X		10-K 2021	10.8(h)	3/1/2022
	Other Exhibits
14	Code of Ethics for Senior Financial Officers				10-K 2008	14	2/26/2009
21	Subsidiaries of First Horizon Corporation				10-K 2021	21	3/1/2022
23	Accountant’s Consents				10-K 2021	23	3/1/2022
24	Power of Attorney				10-K 2021	24	3/1/2022
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002) in connection with the Original Form 10-K				10-K 2021	31(a)	3/1/2022
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002) in connection with the Original Form 10-K				10-K 2021	31(b)	3/1/2022
31(c)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002) in connection with the Amendment	X
31(d)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002) in connection with the Amendment	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002) in connection with the Original Form 10-K			X	10-K 2021	32(a)	3/1/2022
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002) in connection with the Original Form 10-K			X	10-K 2021	32(b)	3/1/2022
	XBRL Exhibits
104	Cover Page Interactive Data File, formatted in Inline XBRL	X

9	2021 FORM 10-K/A ANNUAL REPORT

SIGNATURES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON CORPORATION

Date: March 4, 2022	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

10	2021 FORM 10-K/A ANNUAL REPORT