Form 10-Q
period 2022-03-31
FIRST HORIZON CORP
filed 2022-05-06
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 29, 2022
Common Stock, $.625 par value	534,875,783

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated other comprehensive income
ARRC	Alternative Reference Rates Committee
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
BSBY	Bloomberg short-term bank yield index
C&I	Commercial, financial, and industrial loan portfolio
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate loan portfolio
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation

FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PCAOB	Public Company Accounting Oversight Board

1	1Q22 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably Possible Loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TDBNA	TD Bank, N.A.
TD-US	TD Bank US Holding Company
TD Merger Agreement	Merger agreement between FHN, TD, TD-US, and a TD-US subsidiary
Proposed TD Merger	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	1Q22 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

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
•changes in accounting policies, standards, and interpretations;
•evolving capital and liquidity standards under applicable regulatory rules;
•accounting policies and processes require management to make estimates about matters that are uncertain;

3	1Q22 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the TD Merger Agreement;
•the outcome of any legal proceedings that have been or may be instituted against FHN, TD, or TD-US, including potential litigation that has been or may be instituted against FHN or its directors or officers related to the Proposed TD Merger or the TD Merger Agreement;
•the timing and completion of the Proposed TD Merger, including the possibility that the Proposed TD Merger will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated;
•the , extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Tennessee Department of Financial Institutions, and other regulators
•the risk that any announcements relating to the Proposed TD Merger could have adverse effects on the market price of the common stock of FHN;
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
FHN cautions readers of this report that the list above is not exhaustive as of the date of this report. Further, FHN assumes no obligation to update or revise any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and FHN’s estimates and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report or those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing FHN’s prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk and uncertainty factors discussed in Item 1A of Part II of this report and in the forepart, and in Items 1, 1A, and 7, of FHN’s most recent Annual Report on Form 10-K, as amended, along with any additional factors which might materially affect future results and outcomes.

4	1Q22 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

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
The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, tangible book value per common share, and loans and leases excluding PPP loans. Table I.1.24 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
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

5	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

6	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	March 31,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Cash and due from banks	$1,225	$1,147
Interest-bearing deposits with banks	13,548	14,907
Federal funds sold and securities purchased under agreements to resell	640	641
Trading securities	1,823	1,601
Securities available for sale at fair value	9,242	8,707
Securities held to maturity (fair value of $650 and $705, respectively)	701	712
Loans held for sale (including $193 and $258 at fair value, respectively)	1,014	1,172
Loans and leases	55,012	54,859
Allowance for loan and lease losses	(622)	(670)
Net loans and leases	54,390	54,189
Premises and equipment	669	665
Goodwill	1,511	1,511
Other intangible assets	285	298
Other assets	3,612	3,542
Total assets	$88,660	$89,092

Liabilities
Noninterest-bearing deposits	$28,051	$27,883
Interest-bearing deposits	46,063	47,012
Total deposits	74,114	74,895
Trading liabilities	513	426
Short-term borrowings	1,719	2,124
Term borrowings	1,591	1,590
Other liabilities	2,027	1,563
Total liabilities	79,964	80,598

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 31,686 and 26,750 shares, respectively	1,014	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 534,587,149 and 533,576,766 shares, respectively	334	333
Capital surplus	4,769	4,743
Retained earnings	2,996	2,891
Accumulated other comprehensive loss, net	(712)	(288)
FHN shareholders' equity	8,401	8,199
Noncontrolling interest	295	295
Total equity	8,696	8,494
Total liabilities and equity	$88,660	$89,092

See accompanying notes to consolidated financial statements.

7	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2022	2021
Interest income
Interest and fees on loans and leases	$444	$507
Interest and fees on loans held for sale	10	7
Interest on investment securities	38	29
Interest on trading securities	11	7
Interest on other earning assets	7	2
Total interest income	510	552
Interest expense
Interest on deposits	11	24
Interest on trading liabilities	2	1
Interest on short-term borrowings	1	1
Interest on term borrowings	17	18
Total interest expense	31	44
Net interest income	479	508
Provision for credit losses	(40)	(45)
Net interest income after provision for credit losses	519	553
Noninterest income
Fixed income	73	126
Deposit transactions and cash management	44	42
Brokerage, management fees and commissions	24	20
Mortgage banking and title income	22	53
Card and digital banking fees	20	17
Trust services and investment management	13	12
Other service charges and fees	13	10
Securities gains (losses), net	6	—
Other income	14	18
Total noninterest income	229	298
Noninterest expense
Personnel expense	280	318
Net occupancy expense	32	37
Computer software	29	28
Legal and professional fees	23	14
Operations services	20	16
Contract employment and outsourcing	19	14
Amortization of intangible assets	13	14
Equipment expense	11	11
Advertising and public relations	11	4
Communications and delivery	10	9
Other expense	45	79
Total noninterest expense	493	544
Income before income taxes	255	307
Income tax expense	57	71
Net income	$198	$236
Net income attributable to noncontrolling interest	3	3
Net income attributable to controlling interest	$195	$233
Preferred stock dividends	8	8
Net income available to common shareholders	$187	$225
Basic earnings per common share	$0.35	$0.41
Diluted earnings per common share	$0.34	$0.40

8	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

Weighted average common shares	533,218	552,249
Diluted average common shares	549,809	556,788

See accompanying notes to consolidated financial statements.

9	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in millions) (Unaudited)	2022	2021
Net income	$198	$236
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(404)	(103)
Net unrealized gains (losses) on cash flow hedges	(21)	(2)
Net unrealized gains (losses) on pension and other postretirement plans	1	4
Other comprehensive income (loss)	(424)	(101)
Comprehensive income (loss)	(226)	135
Comprehensive income attributable to noncontrolling interest	3	3
Comprehensive income (loss) attributable to controlling interest	$(229)	$132
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(130)	$(33)
Net unrealized gains (losses) on cash flow hedges	(7)	(1)
Net unrealized gains (losses) on pension and other postretirement plans	1	1

See accompanying notes to consolidated financial statements.

10	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494
Net income	—	—	—	—	—	195	—	3	198
Other comprehensive income (loss)	—	—	—	—	—	—	(424)	—	(424)
Comprehensive income (loss)	—	—	—	—	—	195	(424)	3	(226)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock issuance (4,936 shares issued at 100,000 per share)	4,936	494	—	—	—	—	—	—	494
Common stock repurchased	—	—	(120)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,130	1	14	—	—	—	15
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2022	31,686	$1,014	534,587	$334	$4,769	$2,996	$(712)	$295	$8,696

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

Three Months Ended March 31, 2021
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
Net income	—	—	—	—	—	233	—	3	236
Other comprehensive income (loss)	—	—	—	—	—	—	(101)	—	(101)
Comprehensive income (loss)	—	—	—	—	—	233	(101)	3	135
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(3,864)	(2)	(60)	—	—	—	(62)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,208	—	12	—	—	—	12
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	26,250	$470	552,375	$345	$5,036	$2,402	$(241)	$295	$8,307

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $59 million repurchased under share repurchase programs.

See accompanying notes to consolidated financial statements.

11	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Dollars in millions) (Unaudited)	2022	2021
Operating Activities
Net income	$198	$236
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(40)	(45)
Deferred income tax expense (benefit)	38	(3)
Depreciation and amortization of premises and equipment	15	16
Amortization of intangible assets	13	14
Net other amortization and accretion	(10)	(14)
Net (increase) decrease in trading securities	514	598
Net (increase) decrease in derivatives	395	322
Stock-based compensation expense	14	10
Securities (gains) losses, net	(6)	—
Net (gains) losses on sale/disposal of fixed assets	—	34
Loans held for sale:
Purchases and originations	(1,511)	(943)
Gross proceeds from settlements and sales	920	683
(Gain) loss due to fair value adjustments and other	13	(35)
Other operating activities, net	141	191
Total adjustments	496	828
Net cash provided by (used in) operating activities	694	1,064
Investing Activities
Proceeds from sales of securities available for sale	—	26
Proceeds from maturities of securities available for sale	408	591
Purchases of securities available for sale	(1,492)	(1,065)
Proceeds from prepayments of securities held to maturity	11	—
Proceeds from sales of premises and equipment	4	1
Purchases of premises and equipment	(10)	(10)
Proceeds from BOLI	6	1
Net (increase) decrease in loans and leases	(134)	(338)
Net (increase) decrease in interest-bearing deposits with banks	1,359	(3,284)
Other investing activities, net	2	6
Net cash provided by (used in) investing activities	154	(4,072)
Financing Activities
Common stock:
Stock options exercised	15	12
Cash dividends paid	(82)	(84)
Repurchase of shares	(2)	(62)
Preferred stock:
Preferred stock issuance	494	—
Cash dividends paid - preferred stock - noncontrolling interest	(3)	(3)
Cash dividends paid - preferred stock	(8)	(8)
Net increase (decrease) in deposits	(781)	3,190
Net increase (decrease) in short-term borrowings	(405)	4
Increases (decreases) in term borrowings	1	—
Net cash provided by (used in) financing activities	(771)	3,049
Net increase (decrease) in cash and cash equivalents	77	41
Cash and cash equivalents at beginning of period	1,788	1,648
Cash and cash equivalents at end of period	$1,865	$1,689
Supplemental Disclosures
Total interest paid	$19	$39
Total taxes paid	2	2
Total taxes refunded	1	4
Transfer from loans HFS to trading securities	736	498
Transfer from loans to loans HFS	—	3

See accompanying notes to consolidated financial statements.

12	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
Notes to the Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with FHN's audited consolidated financial statements and notes in FHN's Annual Report on Form 10-K, as amended, for the year ended December 31, 2021. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified to conform to the current period presentation. See the Glossary of Acronyms and Terms included in this Report for terms used herein.
Pending Merger
As previously disclosed, on February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), TD Bank US Holding Company, a Delaware corporation and indirect, wholly owned subsidiary of TD (“TD-US”), and Falcon Holdings Acquisition Co., a Delaware corporation and wholly owned subsidiary of TD-US (“Merger Sub”).
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
Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued and outstanding in connection with the First Holding Company Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of TD-US having terms as described in the Merger Agreement.
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Proposed TD Merger”).
The merger is expected to be completed in the first quarter of TD's 2023 fiscal year, and is subject to customary closing conditions, including approvals from FHN's shareholders and U.S. and Canadian regulatory authorities. Merger and integration expenses related to the Proposed TD Merger are recorded in FHN’s Corporate segment. Expenses recognized during the three months ended March 31, 2022 were approximately $9 million.
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

13	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
optional expedients for and that are retained through the end of the hedging relationship.
FHN has identified contracts affected by reference rate reform and developed modification plans for those contracts. FHN has elected to utilize the optional expedients and exceptions provided by ASU 2020-04 for certain contract modifications that have already been implemented. For cash flow hedges that reference 1-Month USD LIBOR, FHN has applied expedients related to 1) the assumption of probability of cash flows when reference rates are changed on hedged items 2) avoiding de-designation when critical terms (i.e., reference rates) change and 3) the allowed assumption of shared risk exposure for hedged items. For its 2022 cash flow hedges that reference 1-Month Term SOFR, FHN has applied expedients related to 1) the allowed assumption of shared risk exposure for hedged items and 2) multiple allowed assumptions of conformity between hedged items and the hedging instrument when assessing effectiveness. FHN anticipates that it will continue to utilize the expedients and exceptions for future modifications in situations where they mitigate potential accounting outcomes that do not faithfully represent management’s intent or risk management activities, consistent with the purpose of the standard.
The FASB has proposed an extension of the transition window for ASU 2020-04 until December 31, 2024, consistent with key USD LIBOR tenors continuing to be published through June 30, 2023.
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
Accounting Changes Issued But Not Currently Effective
In March 2022, the FASB issued ASU 2022-01, "Fair Value Hedging - Portfolio Layer Method", which will expand FHN's ability to hedge the benchmark interest rate risk of portfolios of financial interests (or beneficial interests) in a fair value hedge. The provisions of ASU 2022-01 also permit FHN to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, namely by expanding the use of the "portfolio layer" method to non-prepayable financial assets. ASU 2022-01 also permits multiple hedged layers to be designated as a single closed portfolio to achieve hedge accounting. Additionally, the ASU requires that basis adjustments must be maintained on the closed portfolio of assets as a whole, and not allocated to individual assets for active portfolio layer method hedges.
ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. FHN is evaluating the impact of ASU 2022-01 on its future hedging strategies.
Also in March 2022, the FASB issued ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” that eliminates current TDR recognition and measurement guidance and instead requires the Company to evaluate whether the modification represents a new loan or a continuation of an existing loan (which is consistent with the accounting for other loan modifications). The provisions of ASU 2022-02 also enhance existing disclosure requirements and introduces new disclosures related to certain modifications made to borrowers experiencing financial difficulty. The provisions of this ASU also require FHN to disclose current period gross write-offs of loans and leases by year of origination.
ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. For the transition method related to the recognition and measurement of TDRs, FHN has the option to apply a modified retrospective transition, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Otherwise, provisions in this ASU will be applied prospectively. FHN is evaluating the impact of ASU 2022-02, and is not currently able to reasonably estimate the impact the adoption will have on its consolidated financial position, results of operations, or cash flows.

14	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of March 31, 2022 and December 31, 2021:

INVESTMENT SECURITIES AT MARCH 31, 2022
	March 31, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,364	$3	$(321)	$5,046
Government agency issued CMO	2,881	1	(167)	2,715
Other U.S. government agencies	997	—	(61)	936
States and municipalities	581	2	(38)	545
Total securities available for sale (a)	$9,823	$6	$(587)	$9,242

Securities held to maturity:
Government agency issued MBS	$499	$—	$(37)	$462
Government agency issued CMO	202	—	(14)	188
Total securities held to maturity	$701	$—	$(51)	$650

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT YE 2021
	December 31, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,062	$42	$(49)	$5,055
Government agency issued CMO	2,296	8	(47)	2,257
Other U.S. government agencies	861	4	(15)	850
States and municipalities	535	11	(1)	545
Total securities available for sale (a)	$8,754	$65	$(112)	$8,707

Securities held to maturity:
Government agency issued MBS	$509	$—	$(5)	$504
Government agency issued CMO	203	—	(2)	201
Total securities held to maturity	$712	$—	$(7)	$705

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

15	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of March 31, 2022 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$52	$52
After 1 year through 5 years	—	—	118	115
After 5 years through 10 years	—	—	349	328
After 10 years	—	—	1,059	986
Subtotal	—	—	1,578	1,481
Government agency issued MBS and CMO (a)	701	650	8,245	7,761
Total	$701	$650	$9,823	$9,242

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains and losses on sales of AFS securities for the three months ended March 31, 2022 and March 31, 2021 were insignificant. Cash proceeds from sales of AFS securities were insignificant for the three months ended March 31, 2022 and were $26 million for the three months ended March 31, 2021.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2022 and December 31, 2021:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of March 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$4,014	$(228)	$848	$(93)	$4,862	$(321)
Government agency issued CMO	1,679	(78)	837	(89)	2,516	(167)
Other U.S. government agencies	668	(37)	214	(24)	882	(61)
States and municipalities	474	(37)	8	(1)	482	(38)
Total	$6,835	$(380)	$1,907	$(207)	$8,742	$(587)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,973	$(41)	$184	$(8)	$3,157	$(49)
Government agency issued CMO	1,436	(37)	248	(10)	1,684	(47)
Other U.S. government agencies	459	(11)	90	(4)	549	(15)
States and municipalities	68	(1)	—	—	68	(1)
Total	$4,936	$(90)	$522	$(22)	$5,458	$(112)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses because the primary cause of the decline in value was attributable to changes in interest rates. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $23 million as of March 31, 2022 and December 31, 2021. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more likely than not that FHN will not be required to sell them prior to

16	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $1 million as of March 31, 2022 and December 31, 2021. FHN has assessed the risk of credit loss and has determined that zero allowance for credit losses for HTM securities was necessary as of March 31, 2022 and December 31, 2021. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $76 million and $70 million at March 31, 2022 and December 31, 2021, respectively. The year-to-date 2022 and 2021 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $4 million and $3 million were recognized in the three months ended March 31, 2022 and 2021, respectively, for equity investments with readily determinable fair values.

17	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Note 3—Loans and Leases
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of March 31, 2022 and December 31, 2021, excluding accrued interest of $134 million for both periods, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	March 31, 2022	December 31, 2021
Commercial:
Commercial and industrial (a) (b)	$26,903	$26,550
Loans to mortgage companies	3,895	4,518
Total commercial, financial, and industrial	30,798	31,068
Commercial real estate	12,487	12,109
Consumer:
HELOC	1,894	1,964
Real estate installment loans	8,980	8,808
Total consumer real estate	10,874	10,772
Credit card and other	853	910
Loans and leases	$55,012	$54,859
Allowance for loan and lease losses	(622)	(670)
Net loans and leases	$54,390	$54,189

(a)Includes equipment financing leases of $867 million and $792 million as of March 31, 2022 and December 31, 2021, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $642 million and $1.0 billion as of March 31, 2022 and December 31, 2021, respectively.

Restrictions
Loans and leases with carrying values of $37.1 billion and $36.6 billion were pledged as collateral for borrowings at March 31, 2022 and December 31, 2021, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of March 31, 2022, FHN had loans to mortgage companies of $3.9 billion and loans to finance and insurance companies of $3.6 billion. As a result, 24% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

18	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of March 31, 2022 and December 31, 2021:

C&I PORTFOLIO
	March 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$1,445	$6,983	$3,529	$2,764	$1,045	$2,278	$3,895	$8,047	$12	$29,998
Special Mention (PD grade 13)	2	53	57	36	37	45	—	92	—	322
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	21	34	72	48	99	41	—	112	51	478
Total C&I loans	$1,468	$7,070	$3,658	$2,848	$1,181	$2,364	$3,895	$8,251	$63	$30,798

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$7,372	$3,576	$3,439	$1,455	$1,193	$2,267	$4,518	$6,386	$13	$30,219
Special Mention (PD grade 13)	25	39	50	48	36	43	—	100	4	345
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	24	61	67	103	24	48	—	129	48	504
Total C&I loans	$7,421	$3,676	$3,556	$1,606	$1,253	$2,358	$4,518	$6,615	$65	$31,068

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    C&I loans were converted from revolving to term in 2022 and 2021 were not material.
(c)    Balances include PPP loans.

CRE PORTFOLIO
	March 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,224	$3,975	$2,837	$2,180	$538	$1,085	$264	$—	$12,103
Special Mention (PD grade 13)	25	15	134	25	—	18	—	—	217
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	89	24	15	2	25	11	—	167
Total CRE loans	$1,250	$4,079	$2,995	$2,220	$540	$1,128	$275	$—	$12,487

19	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$3,441	$2,065	$2,514	$929	$691	$1,822	$204	$—	$11,666
Special Mention (PD grade 13)	4	26	52	125	20	65	—	—	292
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	47	—	24	3	33	32	12	—	151
Total CRE loans	$3,492	$2,091	$2,590	$1,057	$744	$1,919	$216	$—	$12,109

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of March 31, 2022 and December 31, 2021. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	March 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$493	$2,004	$944	$657	$384	$1,885	$1,207	$112	$7,686
FICO score 720-739	101	268	137	83	45	212	136	24	1,006
FICO score 700-719	21	167	83	56	32	168	100	25	652
FICO score 660-699	91	197	109	95	58	224	121	41	936
FICO score 620-659	11	44	35	25	14	135	37	26	327
FICO score less than 620	1	14	26	19	14	128	34	31	267
Total	$718	$2,694	$1,334	$935	$547	$2,752	$1,635	$259	$10,874

20	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$1,594	$1,156	$825	$473	$394	$1,335	$1,086	$115	$6,978
FICO score 720-739	236	171	109	61	44	209	162	21	1,013
FICO score 700-719	143	112	81	68	45	153	141	23	766
FICO score 660-699	164	131	120	106	44	246	204	44	1,059
FICO score 620-659	42	36	55	23	13	118	66	27	380
FICO score less than 620	26	84	42	32	45	272	42	33	576
Total	$2,205	$1,690	$1,232	$763	$585	$2,333	$1,701	$263	$10,772

(a) $5 million and $43 million of HELOC loans were converted from revolving to term in 2022 and 2021, respectively.

21	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of March 31, 2022 and December 31, 2021.

CREDIT CARD & OTHER PORTFOLIO
	March 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$10	$61	$34	$33	$26	$89	$231	$17	$501
FICO score 720-739	2	12	3	4	2	8	39	3	73
FICO score 700-719	1	5	4	3	2	7	34	2	58
FICO score 660-699	1	8	4	4	4	13	115	3	152
FICO score 620-659	1	3	2	1	2	10	15	2	36
FICO score less than 620	—	3	1	1	1	13	13	1	33
Total	$15	$92	$48	$46	$37	$140	$447	$28	$853

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$56	$35	$29	$23	$13	$56	$200	$11	$423
FICO score 720-739	14	5	4	3	4	17	46	3	96
FICO score 700-719	8	5	4	4	3	17	42	1	84
FICO score 660-699	25	6	5	6	4	31	98	2	177
FICO score 620-659	4	3	2	4	3	18	22	1	57
FICO score less than 620	24	3	3	4	4	16	18	1	73
Total	$131	$57	$47	$44	$31	$155	$426	$19	$910

(a) $2 million and $9 million of other consumer loans were converted from revolving to term in 2022 and 2021, respectively.

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

22	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on March 31, 2022 and December 31, 2021:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	March 31, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$26,672	$72	$6	$26,750	$91	$27	$35	$153	$26,903
Loans to mortgage companies	3,895	—	—	3,895	—	—	—	—	3,895
Total commercial, financial, and industrial	30,567	72	6	30,645	91	27	35	153	30,798
Commercial real estate:
CRE (b)	12,427	49	—	12,476	7	1	3	11	12,487
Consumer real estate:
HELOC (c)	1,825	17	5	1,847	35	4	8	47	1,894
Real estate installment loans (d)	8,819	34	9	8,862	46	12	60	118	8,980
Total consumer real estate	10,644	51	14	10,709	81	16	68	165	10,874
Credit card and other:
Credit card	272	3	3	278	—	—	—	—	278
Other	567	5	—	572	1	1	1	3	575
Total credit card and other	839	8	3	850	1	1	1	3	853
Total loans and leases	$54,477	$180	$23	$54,680	$180	$45	$107	$332	$55,012

	December 31, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$26,367	$53	$5	$26,425	$97	$1	$27	$125	$26,550
Loans to mortgage companies	4,518	—	—	4,518	—	—	—	—	4,518
Total commercial, financial, and industrial	30,885	53	5	30,943	97	1	27	125	31,068
Commercial real estate:
CRE (b)	12,087	13	—	12,100	6	1	2	9	12,109
Consumer real estate:
HELOC (c)	1,906	7	6	1,919	34	2	9	45	1,964
Real estate installment loans (d)	8,658	30	27	8,715	44	3	46	93	8,808
Total consumer real estate	10,564	37	33	10,634	78	5	55	138	10,772
Credit card and other:
Credit card	292	2	2	296	—	—	—	—	296
Other	608	3	—	611	1	—	2	3	614
Total credit card and other	900	5	2	907	1	—	2	3	910
Total loans and leases	$54,436	$108	$40	$54,584	$182	$7	$86	$275	$54,859

(a) $136 million and $99 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(b) $11 million and $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(c) $7 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2022 and 2021.
(d) $7 million and $50 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.

23	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of March 31, 2022 and December 31, 2021, FHN had commercial loans with amortized cost of approximately $96 million and $120 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $93 million and $3 million, respectively, at March 31, 2022. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three months ended March 31, 2022, FHN recognized charge-offs of approximately $4 million on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $7 million and $20 million, respectively, as of both March 31, 2022 and December 31, 2021. Charge-offs during the three months ended March 31, 2022 and 2021 were not significant for collateral-dependent consumer loans.
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
A modification is classified as a TDR if the borrower is experiencing financial difficulty and it is determined that
FHN has granted a concession to the borrower. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty. Concessions could include extension of the maturity date, reductions of the interest rate (which may make the rate lower than current market for a new loan with similar risk), reduction or forgiveness of accrued interest, or principal forgiveness. The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty, and whether a concession has been granted, are subjective in nature and management’s judgment is required when determining whether a modification is classified as a TDR. In accordance with regulatory guidance, certain loan modifications that might ordinarily have qualified as TDRs were not accounted for as TDRs and have been excluded from the disclosures below. For loan modifications that were made during the year ended December 31, 2021 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as TDRs, and has excluded loans with these qualifying modifications from designation as TDRs in the information and discussion that follows.
On March 31, 2022 and December 31, 2021, FHN had $206 million of portfolio loans classified as TDRs for both periods. Additionally, $33 million and $35 million of loans held for sale as of March 31, 2022 and December 31, 2021, respectively, were classified as TDRs.
The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

LOANS MODIFIED IN A TDR
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	3	$—	$—	17	$8	$8
CRE	—	—	—	1	12	10
HELOC	14	2	2	12	2	2
Real estate installment loans	86	16	16	9	2	2
Credit card and other	1	—	—	13	—	—
Total TDRs	104	$18	$18	52	$24	$22

24	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table presents TDRs which re-defaulted during the three months ended March 31, 2022 and 2021, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

LOANS MODIFIED IN A TDR THAT RE-DEFAULTED
	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	3	$—	7	$1
CRE	—	—	—	—
HELOC	—	—	1	—
Real estate installment loans	—	—	3	2
Credit card and other	8	—	—	—
Total TDRs	11	$—	11	$3

25	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Note 4—Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments, collectively the ACL. The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the unfunded lending commitments are reported in the Consolidated Statements of Income as provision for credit losses.
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
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. As described in Note 3 - Loans and Leases, loans are grouped generally by product type and significant loan portfolios are assessed for credit losses using analytical or statistical models. The quantitative evaluation of the adequacy of the ACL utilizes a weighting approach for multiple economic forecast scenarios as its foundation, and is primarily based on analytical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. The ACL may also be affected by a variety of qualitative factors that FHN considers to reflect current judgment of various events and risks that are not measured in the quantitative calculations.
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of March 31, 2022 and December 31, 2021, FHN recognized less than $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three months ended March 31, 2022 and 2021 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The decrease in the ACL as of March 31, 2022 as compared to December 31, 2021 reflects the continued decrease in the unfavorable impact of COVID-19 on the macroeconomic forecast.
In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple Moody’s forecast scenarios for its macroeconomic inputs. FHN's scenario selection process gave consideration to key economic drivers such as the COVID-19 pandemic, inflation, supply chain distribution, the Russia/Ukraine conflict, and labor markets. FHN selected one scenario as its base case, which was a below-trend long term growth scenario. The heaviest weight was placed on the base case forecast, which assumed positive real GDP growth over the forecast horizon.
During the three months ended March 31, 2022, FHN considered the effects of inflation, supply chain disruptions, a tight labor market, and the Russia/Ukraine conflict. During the year ended December 31, 2021, FHN considered stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic, and added qualitative adjustments, where needed, to account for the risks not captured in modeled results. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off

26	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three months ended March 31, 2022 and 2021:

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(13)	—	(1)	(5)	(19)
Recoveries	3	—	5	1	9
Provision for loan and lease losses	(37)	(3)	(3)	5	(38)
Balance as of March 31, 2022	$287	$151	$164	$20	$622

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	$46	$12	$8	$—	$66
Provision for remaining unfunded commitments	(3)	—	1	—	(2)
Balance as of March 31, 2022	$43	$12	$9	$—	$64
Allowance for credit losses as of March 31, 2022	$330	$163	$173	$20	$686

Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(16)	(3)	(1)	(3)	(23)
Recoveries	6	2	6	1	15
Provision for loan and lease losses	(1)	(9)	(25)	(6)	(41)
Balance as of March 31, 2021	$442	$232	$222	$18	$914

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	$65	$10	$10	$—	$85
Provision for remaining unfunded commitments	(3)	1	(2)	—	(4)
Balance as of March 31, 2021	62	11	8	—	81
Allowance for credit losses as of March 31, 2021	$504	$243	$230	$18	$995

(a) C&I loans as of March 31, 2022 and 2021 include $642 million and $5.1 billion in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.

27	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
Note 5—Mortgage Banking Activity
FHN originates mortgage loans for sale into the secondary market. These loans primarily consist of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking and title income on the Consolidated Statements of Income.
Prior to the IBKC merger, FHN’s mortgage banking operations were not significant. At March 31, 2022, FHN had approximately $43 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2022 and 2021, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of the three months ended March 31, 2022 and the year ended December 31, 2021.

MORTGAGE LOANS HELD FOR SALE
(Dollars in millions)	March 31, 2022	December 31, 2021
Balance at beginning of period	$250	$409
Originations and purchases	485	2,836
Sales, net of gains	(551)	(3,025)
Mortgage loans transferred from (to) held for investment	—	30
Balance at end of period	$184	$250

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. Mortgage servicing rights had the following carrying values as of the periods indicated.

MORTGAGE SERVICING RIGHTS
	March 31, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$42	$(10)	$32	$39	$(9)	$30

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of March 31, 2022 and December 31, 2021. Total mortgage servicing fees included in mortgage banking and title income were $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

28	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2020	$880	$631	$1,511
Additions	—	—	—
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
March 31, 2022	$880	$631	$1,511

FHN performed the required annual goodwill impairment test as of October 1, 2021. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
Accounting estimates and assumptions were made about FHN's future performance and cash flows, as well as other prevailing market factors (e.g., interest rates, economic trends, etc.) when determining fair value as part of the goodwill impairment test. While management used the best information available to estimate future performance for each reporting unit, future adjustments to management's projections may be necessary if conditions differ substantially from the assumptions used in making the estimates.
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	March 31, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(139)	$232	$371	$(128)	$243
Client relationships	37	(12)	25	37	(11)	26
Other (a)	36	(8)	28	41	(12)	29
Total	$444	$(159)	$285	$449	$(151)	$298

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

29	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								March 31, 2022	December 31, 2021
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	4,936	494	494	—
						31,686	$1,032	$1,014	$520

N/A - not applicable
(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) Fixed dividend rate will reset on August 1, 2025 to three-month LIBOR plus 4.262%.
(c) Fixed dividend rate will reset on May 1, 2026 to three-month LIBOR plus 4.920%.
(d) Fixed dividend rate will reset on May 1, 2024 to three-month LIBOR plus 3.859%.

On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including closing of the Proposed TD Merger. Conversion occurs at a fixed rate of 5,574.136 shares of common stock for each share of Series G Convertible Preferred Stock, or 4,000 shares of common stock if regulatory approval of the merger is not obtained. For more information on the impact of the convertible features on diluted earnings per share, see Note 9 - Earnings Per Share.
The Series G Convertible Preferred Stock is redeemable at FHN's option, in whole or in part, on or after February 28, 2027. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur. The $494 million carrying value of the Series G Convertible Preferred Stock currently qualifies as Tier 1 Capital. Dividends are payable only in certain circumstances if the TD Merger Agreement is terminated before the shares are converted into common stock.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On March 31, 2022 and December 31, 2021, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.

30	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2022 and 2021:

ACCUMULATED OTHER COMPREHENSIVE INCOME
(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2022	$(36)	$3	$(255)	$(288)
Net unrealized gains (losses)	(404)	(20)	—	(424)
Amounts reclassified from AOCI	—	(1)	1	—
Other comprehensive income (loss)	(404)	(21)	1	(424)
Balance as of March 31, 2022	$(440)	$(18)	$(254)	$(712)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2021	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(103)	(1)	2	(102)
Amounts reclassified from AOCI	—	(1)	2	1
Other comprehensive income (loss)	(103)	(2)	4	(101)
Balance as of March 31, 2021	$5	$10	$(256)	$(241)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended March 31,
Details about AOCI	2022	2021	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$(1)	$(2)	Interest and fees on loans and leases
Tax expense (benefit)	—	1	Income tax expense
	(1)	(1)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	2	4	Other expense
Tax expense (benefit)	—	(2)	Income tax expense
	2	2
Total reclassification from AOCI	$1	$1

31	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2022	2021
Net income	$198	$236
Net income attributable to noncontrolling interest	3	3
Net income attributable to controlling interest	195	233
Preferred stock dividends	8	8
Net income available to common shareholders	$187	$225

Weighted average common shares outstanding—basic	533,218	552,249
Effect of dilutive restricted stock, performance equity awards and options	6,809	4,539
Effect of dilutive convertible preferred stock (a)	9,782	—
Weighted average common shares outstanding—diluted	549,809	556,788

Basic earnings per common share	$0.35	$0.41
Diluted earnings per common share	$0.34	$0.40

(a) During the first quarter of 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which is convertible into common stock upon completion of the Proposed TD Merger or the termination of the TD Merger Agreement. For more information on the convertible features, including the conversion rate, see Note 7 - Preferred Stock.
The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended March 31,
(Shares in thousands)	2022	2021
Stock options excluded from the calculation of diluted EPS	72	3,827
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$24.86	$18.11
Other equity awards excluded from the calculation of diluted EPS	791	2,784

32	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
Note 10—Contingencies and Other Disclosures
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2022, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2022, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Material Matters
At March 31, 2022, no pending or known threatened matters were material loss contingency matters, as described above.
Exposures from pre-2009 Mortgage Business
FHN is contending with indemnification claims related to "other whole loans sold," which were mortgage loans originated by FHN before 2009 and sold outside of a

33	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $17 million as of both March 31, 2022 and December 31, 2021. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

34	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
Note 11—Retirement Plans
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made a contribution of $6 million to the qualified pension plan in 2021. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2022.
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
For more information on FHN's pension plan and other postretirement benefit plans, see Note 18 - Retirement Plans and Other Employee Benefits in FHN's 2021 Annual Report on Form 10-K, as amended.
The components of net periodic benefit cost for the three months ended March 31 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
(Dollars in millions)	2022	2021
Components of net periodic benefit cost
Interest cost	$5	$4
Expected return on plan assets	(6)	(4)
Amortization of unrecognized:
Actuarial (gain) loss	2	2
Other	—	2
Net periodic benefit cost	$1	$4

35	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
Note 12—Business Segment Information
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

36	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three months ended March 31, 2022 and 2021:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended March 31, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$425	$141	$(87)	$479
Provision for credit losses	(30)	(3)	(7)	(40)
Noninterest income	114	105	10	229
Noninterest expense (a)	310	136	47	493
Income (loss) before income taxes	259	113	(117)	255
Income tax expense (benefit)	61	27	(31)	57
Net income (loss)	$198	$86	$(86)	$198
Average assets	$40,453	$20,228	$27,906	$88,587

	Three Months Ended March 31, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$430	$158	$(80)	$508
Provision for credit losses	(29)	(6)	(10)	(45)
Noninterest income	100	185	13	298
Noninterest expense (a)	270	154	120	544
Income (loss) before income taxes	289	195	(177)	307
Income tax expense (benefit)	67	47	(43)	71
Net income (loss)	$222	$148	$(134)	$236
Average assets	$42,379	$21,556	$21,466	$85,401

(a)2022 and 2021 includes $37 million and $70 million, respectively, in merger and integration expenses related to the IBKC and proposed TD merger in the Corporate segment.

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2022 and 2021:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three months ended March 31, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$73	$—	$73
Deposit transactions and cash management	39	3	2	44
Brokerage, management fees and commissions	24	—	—	24
Mortgage banking and title income	—	22	—	22
Card and digital banking fees	17	1	2	20
Trust services and investment management	13	—	—	13
Other service charges and fees	8	5	—	13
Securities gains (losses), net (b)	—	—	6	6
Other income (c)	13	1	—	14
Total noninterest income	$114	$105	$10	$229

37	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Three months ended March 31, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$125	$—	$126
Mortgage banking and title income	—	52	1	53
Deposit transactions and cash management	38	3	1	42
Brokerage, management fees and commissions	20	—	—	20
Card and digital banking fees	14	1	2	17
Trust services and investment management	12	—	—	12
Other service charges and fees	6	3	1	10
Other income (c)	9	1	8	18
Total noninterest income	$100	$185	$13	$298

(a)Includes $10 million for both periods of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

38	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
Note 13—Variable Interest Entities
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of March 31, 2022 and December 31, 2021:

CONSOLIDATED VIEs
(Dollars in millions)	March 31, 2022	December 31, 2021
Assets:
Other assets	$200	$205

Liabilities:
Other liabilities	$172	$179

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three months ended March 31, 2022 and 2021.

39	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 for LIHTC investments accounted for under the proportional amortization method.

LIHTC IMPACTS ON TAX EXPENSE
	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$12	$9
Low income housing tax credits	(12)	(9)
Other tax benefits related to qualifying LIHTC investments	(2)	(3)

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

40	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
Proprietary Trust Preferred Issuances
In conjunction with its acquisitions, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk”
in evaluating whether the holders of the equity investments at risk in the trusts have the ability to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of March 31, 2022 and December 31, 2021:

NONCONSOLIDATED VIEs AT MARCH 31, 2022
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$410	$149	(a)
Other tax credit investments (b)	79	62	Other assets
Small issuer trust preferred holdings (c)	195	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	9,141	—	(e)
Commercial loan troubled debt restructurings (f)	93	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $261 million of current investments and $149 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $678 million classified as trading securities, $701 million classified as held to maturity and $7.8 billion classified as securities available for sale
(f)Maximum loss exposure represents $84 million of current receivables and $9 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
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

(a)Maximum loss exposure represents $253 million of current investments and $129 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $526 million classified as trading securities, $712 million classified as held to maturity and $7.3 billion classified as securities available for sale.
(f)Maximum loss exposure represents $94 million of current receivables and $4 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

41	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
Note 14—Derivatives
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2022 and December 31, 2021, respectively, FHN had $247 million and $181 million of cash receivables and $71 million and $102 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $61 million and $115 million for the three months ended March 31, 2022 and 2021, respectively.

42	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of March 31, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH TRADING
	March 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,301	$16	$136
Offsetting upstream interest rate contracts	3,301	17	1
Option contracts purchased	8	—	—
Forwards and futures purchased	6,607	5	68
Forwards and futures sold	7,072	73	3

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,587	$84	$41
Offsetting upstream interest rate contracts	3,587	4	8
Option contracts purchased	13	—	—
Forwards and futures purchased	4,430	2	9
Forwards and futures sold	5,044	10	2

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
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of March 31, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	March 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,068	$35	$215
Offsetting upstream interest rate contracts	8,068	35	6

43	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,037	$202	$29
Offsetting upstream interest rate contracts	8,037	4	15

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended March 31,
	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$353	$214
Offsetting upstream interest rate contracts (a)	(353)	(214)

(a)Gains (losses) included in other expense within the Consolidated Statements of Income.

Cash Flow Hedges
Prior to 2021, FHN had pay floating, receive fixed interest rate swaps designed to manage its exposure to the variability in cash flows related to interest payments on debt instruments. In conjunction with the IBKC merger, FHN acquired interest rate contracts (floors and collars) which have been re-designated as cash flow hedges. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR.
In 2022, FHN entered into interest rate contracts (floors) which have been designated as cash flow hedges. These hedges reference 1-month Term SOFR and FHN has made certain elections under ASU 2020-04 to facilitate qualification for hedge accounting during the time that hedged items transition away from 1-Month LIBOR.
In a cash flow hedge, the entire change in the fair value of the interest rate swap included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	March 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$2,350	$30	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$2,350	N/A

44	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,100	$13	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,100	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended March 31,
	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(32)	$8
Gain (loss) recognized in other comprehensive income (loss)	(20)	(3)
Gain (loss) reclassified from AOCI into interest income	(1)	1

(a)Approximately $9 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

Other Derivatives
FHN has mortgage banking operations that include the origination and sale of loans into the secondary market. As part of the origination of loans, FHN enters into interest rate lock commitments with borrowers. Additionally, FHN enters into forward sales contracts with buyers for delivery of loans at a future date. Both of these contracts qualify as freestanding derivatives and are recognized at fair value through earnings. The notional and fair values of these contracts are presented in the table below.

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	March 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$249	$2	$1
Forward contracts written	349	7	—

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$241	$4	$—
Forward contracts written	404	—	—

45	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three months ended March 31, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended March 31,
	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(4)	$(11)
Forward contracts written	18	23

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2022 and December 31, 2021, the derivative liabilities associated with the sales of Visa Class B shares were $18 million and $23 million, respectively. FHN recognized $19 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the year ended December 31, 2021. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2022 and December 31, 2021, these loans were valued at $14 million and $7 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
Related to its loan participation/syndication activities, FHN enters into risk participation agreements, under which it assumes exposure for, or receives indemnification for, borrowers’ performance on underlying interest rate derivative contracts. FHN's counterparties in these contracts are other lending institutions involved in the loan participation/syndication arrangements for which the underlying interest rate derivative contract is intended to hedge interest rate risk for the borrower. FHN will make (other institution is the lead bank) or receive (FHN is the lead bank) payments for risk participations if the borrower defaults on its obligation to perform under the terms of its interest rate derivative agreement with the lead bank in the participation.
As of March 31, 2022 and December 31, 2021, the notional values of FHN’s risk participations were $215 million and $257 million of derivative assets and $692 million and $500 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third party customers referenced in the swap contracts defaulted at March 31, 2022 and December 31, 2021, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, FHN had recognized $1 million of both assets and liabilities associated with these contracts.
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

46	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $10 million of assets and $130 million of liabilities on March 31, 2022, and $67 million of assets and $26 million of liabilities on December 31, 2021. As of March 31, 2022 and December 31, 2021, FHN had received collateral of $173 million and $205 million and posted collateral of $30 million and $14 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $93 million of assets and $130 million of liabilities on March 31, 2022, and $74 million of assets and $30 million of liabilities on December 31, 2021. As of March 31, 2022 and December 31, 2021, FHN had received collateral of $233 million and $213 million and posted collateral of $29 million and $18 million, respectively, in the normal course of business related to these contracts.
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

47	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2022
Interest rate derivative contracts	$133	$—	$133	$(27)	$(101)	$5
Forward contracts	78	—	78	(19)	(3)	56
	$211	$—	$211	$(46)	$(104)	$61

December 31, 2021
Interest rate derivative contracts	$311	$—	$311	$(32)	$(181)	$98
Forward contracts	12	—	12	(4)	(3)	5
	$323	$—	$323	$(36)	$(184)	$103

(a)Included in other assets on the Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, $8 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2022
Interest rate derivative contracts	$359	$—	$359	$(27)	$(137)	$195
Forward contracts	71	—	71	(19)	(36)	16
	$430	$—	$430	$(46)	$(173)	$211
December 31, 2021
Interest rate derivative contracts	$93	$—	$93	$(32)	$(38)	$23
Forward contracts	10	—	10	(4)	(1)	5
	$103	$—	$103	$(36)	$(39)	$28

(a)Included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, $18 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

48	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
Note 15—Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (securities purchased under agreements to resell and securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Balance Sheets. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of March 31, 2022 and December 31, 2021:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
March 31, 2022	$567	$—	$567	$(66)	$(499)	$2
December 31, 2021	488	—	488	(10)	(476)	2

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of March 31, 2022 and December 31, 2021:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2022	$759	$—	$759	$(66)	$(693)	$—
December 31, 2021	1,247	—	1,247	(10)	(1,237)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

49	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of March 31, 2022 and December 31, 2021:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	March 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$66	$—	$66
Government agency issued MBS	663	—	663
Other U.S. government agencies	30	—	30
Total securities sold under agreements to repurchase	$759	$—	$759

	December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$33	$—	$33
Government agency issued MBS	1,068	—	1,068
Other U.S. government agencies	31	—	31
Government guaranteed loans (SBA and USDA)	115	—	115
Total securities sold under agreements to repurchase	$1,247	$—	$1,247

50	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
Note 16—Fair Value of Assets and Liabilities
FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:
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
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

51	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	March 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$65	$—	$65
Government agency issued MBS	—	363	—	363
Government agency issued CMO	—	315	—	315
Other U.S. government agencies	—	274	—	274
States and municipalities	—	13	—	13
Corporate and other debt	—	781	—	781
Interest-only strips (elected fair value)	—	—	12	12
Total trading securities	—	1,811	12	1,823
Loans held for sale (elected fair value)	—	161	32	193
Securities available for sale:
Government agency issued MBS	—	5,046	—	5,046
Government agency issued CMO	—	2,715	—	2,715
Other U.S. government agencies	—	936	—	936
States and municipalities	—	545	—	545
Total securities available for sale	—	9,242	—	9,242
Other assets:
Deferred compensation mutual funds	123	—	—	123
Equity, mutual funds, and other	23	—	—	23
Derivatives, forwards and futures	85	—	—	85
Derivatives, interest rate contracts	—	134	—	134
Derivatives, other	—	1	—	1
Total other assets	231	135	—	366
Total assets	$231	$11,349	$44	$11,624
Trading liabilities:
U.S. treasuries	$—	$440	$—	$440
Corporate and other debt	—	73	—	73
Total trading liabilities	—	513	—	513
Other liabilities:
Derivatives, forwards and futures	70	—	—	70
Derivatives, interest rate contracts	—	358	—	358
Derivatives, other	—	1	18	19
Total other liabilities	70	359	18	447
Total liabilities	$70	$872	$18	$960

52	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$85	$—	$85
Government agency issued MBS	—	464	—	464
Government agency issued CMO	—	62	—	62
Other U.S. government agencies	—	276	—	276
States and municipalities	—	34	—	34
Corporate and other debt	—	642	—	642
Interest-only strips (elected fair value)	—	—	38	38
Total trading securities	—	1,563	38	1,601
Loans held for sale (elected fair value)	—	230	28	258
Securities available for sale:
Government agency issued MBS	—	5,055	—	5,055
Government agency issued CMO	—	2,257	—	2,257
Other U.S. government agencies	—	850	—	850
States and municipalities	—	545	—	545
Total securities available for sale	—	8,707	—	8,707
Other assets:
Deferred compensation mutual funds	125	—	—	125
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	12	—	—	12
Derivatives, interest rate contracts	—	311	—	311
Derivatives, other	—	1	—	1
Total other assets	162	312	—	474
Total assets	$162	$10,812	$66	$11,040
Trading liabilities:
U.S. treasuries	$—	$334	$—	$334
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	91	—	91
Total trading liabilities	—	426	—	426
Other liabilities:
Derivatives, forwards and futures	11	—	—	11
Derivatives, interest rate contracts	—	93	—	93
Derivatives, other	—	1	23	24
Total other liabilities	11	94	23	128
Total liabilities	$11	$520	$23	$554

53	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2022 and 2021 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended March 31, 2022
(Dollars in millions)	Interest- only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Purchases	—		1		—
Sales	(37)		—		—
Settlements	—		(1)		5
Net transfers into (out of) Level 3	11	(b)	4		—
Balance on March 31, 2022	$12		$32		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

	Three Months Ended March 31, 2021
(Dollars in millions)	Interest-only strips-AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16	$(14)
Total net gains (losses) included in net income	5		1		—	(9)
Sales	(27)		—		—	—
Settlements	—		(1)		(2)	2
Net transfers into (out of) Level 3	12	(b)	—		3	—
Balance on March 31, 2021	$22		$12		$17	$(21)
Net unrealized gains (losses) included in net income	$2	(c)	$1	(a)	$—	$(9)	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2022 and 2021.

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at March 31, 2022, and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

54	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
	Carrying value at March 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$782	$1	$783
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	106	106
OREO (b)	—	—	3	3
Other assets (c)	—	—	30	30

	Carrying value at December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$852	$1	$853
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	84	84
OREO (b)	—	—	3	3
Other assets (c)	—	—	30	30

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2022 and 2021:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended March 31,
(Dollars in millions)	2022	2021
Loans held for sale—SBAs and USDA	$(3)	$(1)
Loans and leases (a)	(2)	(7)
Other assets (b)	(1)	—
	$(6)	$(8)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents tax credit investments accounted for under the equity method.

For the three months ended March 31, 2022, FHN recognized less than $1 million of fixed asset impairments and leased asset impairments primarily related to continuing merger and acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.
For the three months ended March 31, 2021, FHN recognized $33 million of fixed asset impairments and $3 million of leased asset impairments primarily related to continuing merger and acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.
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

55	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
on the revised estimated useful lives of the related assets. Both measurement methodologies are considered Level 3 valuations. Impairment adjustments recognized upon disposition of a location are considered Level 2 valuations.
Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of March 31, 2022 and December 31, 2021:

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at March 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$12	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	11% - 13%	11%
Loans held for sale - residential real estate	$33	Discounted cash flow	Prepayment speeds - First mortgage	3% - 12%	5%
			Foreclosure losses	55% - 65%	65%
			Loss severity trends - First mortgage	1% - 13% of UPB	7%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	9%	9%
Derivative liabilities, other	$18	Discounted cash flow	Visa covered litigation resolution amount	$5.8 billion - $6.2 billion	$6.0 billion
			Probability of resolution scenarios	15% - 35%	24%
			Time until resolution	9 - 33 months	22 months
Loans and leases (a)	$106	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$30	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

56	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$38	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	11% - 14%	11%
Loans held for sale - residential real estate	$29	Discounted cash flow	Prepayment speeds - First mortgage	4% - 12%	5%
			Foreclosure losses	54% - 66%	65%
			Loss severity trends - First mortgage	1% - 14% of UPB	8%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	11%	11%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.8 billion - $6.2 billion	$6.0 billion
			Probability of resolution scenarios	15% - 35%	24%
			Time until resolution	12 - 36 months	25 months
Loans and leases (a)	$84	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$30	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

57	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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

58	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following tables reflect the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	March 31, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$193	$199	$(6)
Nonaccrual loans	4	8	(4)

	December 31, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$258	$264	$(6)
Nonaccrual loans	4	7	(3)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$(8)	$(9)

For the three months ended March 31, 2022 and 2021, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

59	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
positions are valued using observable inputs including current market transactions, benchmark yields, credit spreads, and consensus prepayment speeds. Trading loans are valued using observable inputs including current market transactions, swap rates, mortgage rates, and consensus prepayment speeds.
Trading Securities - SBA interest-only strips
Interest-only strips are valued at elected fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest-only strip terms. These securities bear the risk of loan prepayment or default that may result in FHN not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed, and may change in the near term. SBA interest-only strips were transferred from AFS to trading on October 1, 2021.
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

60	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of March 31, 2022 and December 31, 2021, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets,

61	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

62	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	March 31, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$30,511	$—	$—	$30,927	$30,927
Commercial real estate	12,336	—	—	12,735	12,735
Consumer:
Consumer real estate	10,710	—	—	10,893	10,893
Credit card and other	833	—	—	870	870
Total loans and leases, net of allowance for loan and lease losses	54,390	—	—	55,425	55,425
Short-term financial assets:
Interest-bearing deposits with banks	13,548	13,548	—	—	13,548
Federal funds sold	73	—	73	—	73
Securities purchased under agreements to resell	567	—	567	—	567
Total short-term financial assets	14,188	13,548	640	—	14,188
Trading securities (a)	1,823	—	1,811	12	1,823
Loans held for sale:
Mortgage loans (elected fair value) (a)	193	—	161	32	193
USDA & SBA loans - LOCOM	783	—	784	1	785
Other loans - LOCOM	4	—	4	—	4
Mortgage loans - LOCOM	34	—	—	34	34
Total loans held for sale	1,014	—	949	67	1,016
Securities available for sale (a)	9,242	—	9,242	—	9,242
Securities held to maturity	701	—	650	—	650
Derivative assets (a)	220	85	135	—	220
Other assets:
Tax credit investments	486	—	—	480	480
Deferred compensation mutual funds	123	123	—	—	123
Equity, mutual funds, and other (b)	255	23	—	232	255
Total other assets	864	146	—	712	858
Total assets	$82,442	$13,779	$13,427	$56,216	$83,422
Liabilities:
Defined maturity deposits	$3,165	$—	$3,175	$—	$3,175
Trading liabilities (a)	513	—	513	—	513
Short-term financial liabilities:
Federal funds purchased	798	—	798	—	798
Securities sold under agreements to repurchase	760	—	760	—	760
Other short-term borrowings	161	—	161	—	161
Total short-term financial liabilities	1,719	—	1,719	—	1,719
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	59	—	—	56	56
Secured borrowings	6	—	—	6	6
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,332	—	1,392	—	1,392
Total term borrowings	1,591	—	1,392	259	1,651
Derivative liabilities (a)	447	70	359	18	447
Total liabilities	$7,435	$70	$7,158	$277	$7,505

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $203 million.

63	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$30,734	$—	$—	$31,020	$31,020
Commercial real estate	11,955	—	—	11,986	11,986
Consumer:
Consumer real estate	10,609	—	—	11,111	11,111
Credit card and other	891	—	—	906	906
Total loans and leases, net of allowance for loan and lease losses	54,189	—	—	55,023	55,023
Short-term financial assets:
Interest-bearing deposits with banks	14,907	14,907	—	—	14,907
Federal funds sold	153	—	153	—	153
Securities purchased under agreements to resell	488	—	488	—	488
Total short-term financial assets	15,548	14,907	641	—	15,548
Trading securities (a)	1,601	—	1,563	38	1,601
Loans held for sale:
Mortgage loans (elected fair value) (a)	258	—	230	28	258
USDA & SBA loans - LOCOM	853	—	855	1	856
Other loans - LOCOM	24	—	24	—	24
Mortgage loans - LOCOM	37	—	—	37	37
Total loans held for sale	1,172	—	1,109	66	1,175
Securities available for sale (a)	8,707	—	8,707	—	8,707
Securities held to maturity	712	—	705	—	705
Derivative assets (a)	324	12	312	—	324
Other assets:
Tax credit investments	456	—	—	450	450
Deferred compensation mutual funds	125	125	—	—	125
Equity, mutual funds, and other (b)	257	25	—	232	257
Total other assets	838	150	—	682	832
Total assets	$83,091	$15,069	$13,037	$55,809	$83,915
Liabilities:
Defined maturity deposits	$3,500	$—	$3,524	$—	$3,524
Trading liabilities (a)	426	—	426	—	426
Short-term financial liabilities:
Federal funds purchased	775	—	775	—	775
Securities sold under agreements to repurchase	1,247	—	1,247	—	1,247
Other short-term borrowings	102	—	102	—	102
Total short-term financial liabilities	2,124	—	2,124	—	2,124
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	59	—	—	58	58
Secured borrowings	6	—	—	6	6
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,331	—	1,452	—	1,452
Total term borrowings	1,590	—	1,452	261	1,713
Derivative liabilities (a)	128	11	94	23	128
Total liabilities	$7,768	$11	$7,620	$284	$7,915

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $203 million.

64	1Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2022 and December 31, 2021:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Unfunded Commitments:
Loan commitments	$24,607	$24,229	$1	$1
Standby and other commitments	698	810	6	6

65	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

66	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Introduction
First Horizon Corporation (NYSE common stock trading symbol “FHN”) is a financial holding company headquartered in Memphis, Tennessee. FHN’s principal subsidiary, and only banking subsidiary, is First Horizon Bank. Through the Bank and other subsidiaries, FHN offers regional banking, mortgage lending, title insurance, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management, capital markets, and other financial services to commercial, consumer, and governmental clients throughout the U.S. At March 31, 2022, FHN had over 500 business locations in 22 states, including over 400 banking centers in 12 states, and employed more than 7,500 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2021 Annual Report on Form 10-K, as amended.
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
In connection with the TD Merger Agreement, TD purchased from FHN shares of non-voting Perpetual Convertible Preferred Stock, Series G, a new series of preferred stock of FHN (the “Series G Convertible Preferred Stock”) in a private placement transaction having an aggregate liquidation preference and purchase price of approximately $494 million, pursuant to a securities purchase agreement between FHN and TD entered into concurrently with the execution and delivery of the TD Merger Agreement. The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of Company Common Stock in certain circumstances, including the closing of the Proposed TD Merger.

67	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Financial Performance Summary
FHN reported first quarter 2022 net income available to common shareholders of $187 million, or $0.34 per diluted share, compared to $219 million, or $0.40 per diluted share, in fourth quarter 2021 and $225 million, or $0.40 per diluted share, in first quarter 2021.
Net interest income of $479 million declined $19 million from fourth quarter 2021 driven by a $23 million reduction tied to net merger-related and PPP loan portfolio benefits and day count, partially offset by higher investment portfolio income, non-PPP C&I loan growth, and lower funding costs. Compared to first quarter 2021, net interest income decreased $29 million, driven by lower average loan and lease balances and the effect of lower interest rates and spreads.
Provision for credit losses was a benefit of $40 million in first quarter 2022 compared to a benefit of $65 million in fourth quarter 2021 largely reflecting the decreased impact of COVID-19, tempered by inflationary pressures and a slower economic growth forecast. The provision benefit decreased modestly from a benefit of $45 million in first quarter 2021.
Noninterest income of $229 million decreased $18 million compared to fourth quarter 2021 and $69 million compared to first quarter 2021 largely driven by declines in fixed income and mortgage banking and title fees.
Noninterest expense of $493 million decreased $35 million from fourth quarter 2021, largely reflecting decreases in other expense and personnel expense. Compared with first quarter 2021, noninterest expense decreased $51 million largely from a $33 million decline in merger and acquisition-related expenses. Merger and acquisition-related expenses were $37 million for the first quarter of 2022 compared to $38 million in fourth quarter 2021 and $70 million in first quarter 2021.
Period-end loans and leases of $55.0 billion increased $153 million from December 31, 2021 largely driven by commercial loan growth which was partially offset by a $396 million decrease in PPP loans. Average loans and leases of $54.1 billion in first quarter 2022 decreased $4.1 billion from $58.2 billion in first quarter 2021 driven by a decline in PPP and consumer loans.
Period-end deposits of $74.1 billion decreased $781 million, or 1%, from December 31, 2021 from a $949 million decrease in interest-bearing deposits offset by a $168 million increase in noninterest-bearing deposits. Average deposits increased $3.2 billion from first quarter 2021, largely reflecting growth in noninterest-bearing deposits as a result of elevated liquidity associated with the COVID-19 pandemic.
Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2022 were 11.84% and 13.18%, an improvement from 11.04% and 12.34% at December 31, 2021, respectively. The CET1 ratio was 9.97% at March 31, 2022 compared to 9.92% at December 31, 2021.
The following portions of this MD&A focus in more detail on the results of operations for the three months ended March 31, 2022, the three months ended December 31, 2021, and the three months ended March 31, 2021 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.

68	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended
(Dollars in millions, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Pre-provision net revenue (a)	$215	$217	$262
Diluted earnings per common share	$0.34	$0.40	$0.40
Return on average assets (b)	0.90%	1.02%	1.12%
Return on average common equity (c)	9.92%	11.26%	12.01%
Return on average tangible common equity (a) (d)	12.98%	14.72%	15.90%
Net interest margin (e)	2.37%	2.42%	2.62%
Noninterest income to total revenue (f)	31.75%	33.10%	37.00%
Efficiency ratio (g)	70.23%	71.00%	67.54%
Allowance for loan and lease losses to total loans and leases	1.13%	1.22%	1.56%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.07%	0.01%	0.06%
Total period-end equity to period-end assets	9.81%	9.53%	9.49%
Tangible common equity to tangible assets (a)	6.44%	6.73%	6.64%
Cash dividends declared per common share	$0.15	$0.15	$0.15
Book value per common share	$13.82	$14.39	$13.65
Tangible book value per common share (a)	$10.46	$11.00	$10.30
Common equity Tier 1	9.97%	9.92%	9.97%
Market capitalization	$12,557	$8,713	$9,341
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.24.
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
The following tables present the major components of net interest income and net interest margin:

69	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	March 31, 2022			December 31, 2021			March 31, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$42,444	$339	3.24%	$43,001	$365	3.37%	$45,703	$382	3.39%
Consumer loans	11,638	108	3.71	11,681	110	3.77	12,519	128	4.09
Total loans and leases	54,082	447	3.34	54,682	475	3.45	58,222	510	3.54
Loans held for sale	1,156	10	3.51	1,252	11	3.49	842	7	3.16
Investment securities	9,668	38	1.59	9,269	33	1.43	8,321	29	1.41
Trading securities	1,594	11	2.75	1,551	10	2.50	1,418	7	2.03
Federal funds sold	81	—	0.19	52	—	0.17	45	—	0.12
Securities purchased under agreements to resell (a)	672	—	(0.07)	598	—	(0.11)	554	—	(0.14)
Interest-bearing deposits with banks	14,902	7	0.19	15,065	6	0.15	9,269	2	0.10
Total earning assets / Total interest income	$82,155	$513	2.52%	$82,469	$535	2.58%	$78,671	$555	2.85%
Cash and due from banks	1,226			1,263			1,250
Goodwill and other intangible assets, net	1,802			1,815			1,857
Allowance for loan and lease losses	(658)			(714)			(949)
Other assets	4,062			4,192			4,572
Total assets	$88,587			$89,701			$85,401

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$26,330	$3	0.05%	$26,731	$4	0.06%	$27,370	$12	0.19%
Other interest-bearing deposits	16,557	4	0.09	15,900	4	0.10	15,491	6	0.16
Time deposits	3,343	4	0.51	3,695	5	0.56	4,836	6	0.47
Total interest-bearing deposits	46,230	11	0.10	46,326	13	0.11	47,697	24	0.20
Federal funds purchased	884	—	0.20	889	—	0.15	996	—	0.10
Securities sold under agreements to repurchase	1,001	—	0.10	1,252	1	0.20	1,145	1	0.33
Trading liabilities	614	2	1.69	556	2	1.38	518	1	0.73
Other short-term borrowings	110	1	0.13	108	—	0.11	139	—	0.08
Term borrowings	1,591	17	4.29	1,575	17	4.30	1,670	18	4.39
Total interest-bearing liabilities / Total interest expense	$50,430	$31	0.25%	$50,706	$33	0.26%	$52,165	$44	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	27,926			28,282			23,284
Other liabilities	1,613			1,511			1,603
Total liabilities	79,969			80,499			77,052

Shareholders' equity	8,323			8,231			8,054
Noncontrolling interest	295			295			295
Total shareholders' equity	8,618			8,526			8,349
Total liabilities and shareholders' equity	$88,587			$89,025			$85,401

Net earnings assets / Net interest income (TE) / Net interest spread	$31,725	$482	2.27%	$31,763	$502	2.32%	$26,506	$511	2.51%
Taxable equivalent adjustment		(3)	0.10		(4)	0.10		(3)	0.11
Net interest income / Net interest margin (b)		$479	2.37%		$498	2.42%		$508	2.62%

(a) Negative yield for all periods is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

First Quarter 2022 versus Fourth Quarter 2021
Net interest income of $479 million in first quarter 2022 decreased $19 million from fourth quarter 2021 driven by a $23 million reduction tied to net merger-related and PPP loan portfolio benefits and day count, partially offset by higher investment portfolio income, non-PPP C&I loan growth, and lower funding costs.

70	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The net interest margin of 2.37% in first quarter 2022 decreased 5 basis points from fourth quarter 2021 primarily due to lower PPP loan-related revenues, partially offset by higher investment portfolio yields, greater acquired loan accretion, and lower funding costs.
Average earning assets of $82.2 billion in first quarter 2022 decreased $314 million from fourth quarter 2021 largely due to a $600 million decrease in loans and leases, driven by a $1.0 billion decrease in loans to mortgage companies and a $630 million decrease in average PPP loans, and a $163 million decrease in interest-bearing cash. These decreases were partially offset by a $399 million increase in average investment securities.

First Quarter 2022 versus First Quarter 2021
Net interest income of $479 million decreased $29 million from first quarter 2021 driven by lower average loan and lease balances and the effect of tighter loan spreads.
First quarter 2022 net interest margin decreased 25 basis points from 2.62% in first quarter 2021, driven by the impact of lower interest earning asset yields from a decline in loan origination spreads and greater levels of excess cash.
Despite the decrease in average loans and leases, total average earning assets increased $3.5 billion in first quarter 2022 from $78.7 billion in the first quarter 2021 from higher levels of interest-bearing cash and investment securities.
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
For the first quarter 2022, provision for credit losses was a benefit of $40 million compared to a benefit of $65 million in fourth quarter 2021, largely reflecting the decreased impact of COVID-19, tempered by inflationary pressures and a slower economic growth forecast. The first quarter 2022 benefit decreased modestly from first quarter 2021.
For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:

Table I.2.3
NONINTEREST INCOME

	Three Months Ended			1Q22 vs. 4Q21		1Q22 vs. 1Q21
(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2021	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$73	$82	$126	$(9)	(11)%	$(53)	(42)%
Deposit transactions and cash management	44	45	42	(1)	(2)	2	5
Brokerage, management fees and commissions	24	23	20	1	4	4	20
Mortgage banking and title income	22	28	53	(6)	(21)	(31)	(58)
Card and digital banking fees	20	19	17	1	5	3	18
Trust services and investment management	13	12	12	1	8	1	8
Other service charges and fees	13	11	10	2	18	3	30
Securities gains (losses), net	6	1	—	5	500	6	100
Other income	14	26	18	(12)	(46)	(4)	(22)
Total noninterest income	$229	$247	$298	$(18)	(7)%	$(69)	(23)%

First Quarter 2022 versus Fourth Quarter 2021
Compared to fourth quarter 2021, noninterest income decreased $18 million, or 7%, largely reflecting lower fixed income and mortgage banking and title fees offset by an increase in securities gains. Noninterest income results were also impacted by lower gains on sales of premises and equipment and SBA servicing income.

71	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Fixed income of $73 million decreased $9 million, driven by the impact of higher long-term rates and macroeconomic uncertainty. Fixed income average daily revenue of $1.0 million compared with $1.1 million in fourth quarter 2021.
Mortgage banking and title income of $22 million decreased $6 million driven by lower origination volume given the impact of higher long-term rates, seasonality, and a continued mix shift toward portfolio loans.
First Quarter 2022 versus First Quarter 2021
Noninterest income of $229 million for first quarter 2022 decreased $69 million, or 23%, compared to first quarter
2021, primarily reflecting lower fixed income and mortgage banking and title fees.
Fixed income fees of $73 million decreased $53 million from first quarter 2021. Fixed income product revenue decreased $54 million, reflecting less favorable market conditions, while revenue from other products increased $1 million, largely driven by higher fees from derivative sales.
Mortgage banking and title income of $22 million decreased $31 million driven by a shift in origination mix toward portfolio loans as well as lower spreads on sales of mortgage loans.
Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.4
NONINTEREST EXPENSE

	Three Months Ended			1Q22 vs. 4Q21		1Q22 vs. 1Q21
(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2021	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$280	$290	$318	$(10)	(3)%	$(38)	(12)%
Net occupancy expense	32	34	37	(2)	(6)	(5)	(14)
Computer software	29	29	28	—	—	1	4
Legal and professional fees	23	17	14	6	35	9	64
Operations services	20	21	16	(1)	(5)	4	25
Contract employment and outsourcing	19	20	14	(1)	(5)	5	36
Amortization of intangible assets	13	14	14	(1)	(7)	(1)	(7)
Equipment expense	11	11	11	—	—	—	—
Advertising and public relations	11	14	4	(3)	(21)	7	175
Communications and delivery	10	9	—	1	11	1	11
Other expense	45	69	79	(24)	(35)	(34)	(43)
Total noninterest expense	$493	$528	$544	$(35)	(7)%	$(51)	(9)%

First Quarter 2022 versus Fourth Quarter 2021
Noninterest expense of $493 million decreased $35 million, or 7%, largely reflecting decreases in other expense and personnel expense. The decline in other expense was primarily related to $10 million in derivative valuation adjustments on prior Visa Class B share sales in the fourth quarter of 2021 and lower fraud and contract termination losses. The decline in personnel expense was largely attributable to $6 million in the fourth quarter of 2021 from litigation tied to a company that was fully divested over ten years ago.
First Quarter 2022 versus First Quarter 2021
Noninterest expense of $493 million decreased $51 million, or 9%, from first quarter 2021 largely reflecting a $33 million decline in merger and acquisition expense. Results also reflect a decrease in personnel expense from lower deferred compensation and incentive-based compensation costs.

72	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Income Taxes
FHN recorded income tax expense of $57 million in first quarter 2022 compared to $53 million in fourth quarter 2021 and $71 million in first quarter 2021.
The effective tax rate was approximately 22.4%, 18.6%, and 23.2% for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of March 31, 2022, FHN’s gross DTA and gross DTL were $554 million and $403 million, respectively, resulting in a net DTA of $151 million at March 31, 2022, compared with a net DTA of $52 million at December 31, 2021.
As of March 31, 2022, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $34 million and $2 million, respectively, which will expire at various dates.
Based on current analysis, FHN believes that its ability to realize the DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.

Business Segment Results
FHN's reportable segments include Regional Banking, Specialty Banking and Corporate. See Note 12 - Business Segment Information for additional disclosures related to FHN's segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $259 million for first quarter 2022, a decrease of $56 million compared to fourth quarter 2021, largely driven by a $30 million decline in provision for credit losses benefit and a $21 million decline in net interest income. The lower provision benefit largely reflects the decreased impact of COVID-19, tempered by inflationary pressures and a slower economic growth forecast. The decline in net interest income is reflective of a reduction in net merger-related and PPP benefits and day count.
Pre-tax income for first quarter 2022 decreased $30 million compared to $289 million for first quarter 2021 largely driven by a $40 million increase in noninterest expense. Noninterest expense results reflect increases in personnel expense and other losses.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $113 million for first quarter 2022 decreased $31 million compared to fourth quarter 2021, largely driven by lower revenue. Net interest income of $141 million decreased $11 million from fourth quarter 2021. Fixed income of $73 million decreased $9 million, driven by the impact of higher long-term rates and macroeconomic uncertainty. Mortgage banking and title income of $22 million decreased $6 million driven by lower origination volume given the impact of higher long-term rates, seasonality, and a continued mix shift toward portfolio loans.
Pre-tax income of $113 million in the Specialty Banking segment decreased $82 million for first quarter 2022 compared to first quarter 2021 largely driven by lower revenue partially offset by lower noninterest expense. The decline in revenue was primarily attributable to declines in fixed income and mortgage banking and title fees.
Corporate
Pre-tax loss for the Corporate segment was $117 million for first quarter 2022 compared to $177 million for fourth quarter 2021, largely reflecting a $44 million decrease in noninterest expense. Merger and acquisition-related expenses were relatively consistent with the prior quarter.
Pre-tax loss in the Corporate segment decreased $60 million compared to $177 million for first quarter 2021, largely the result of a $73 million decrease in noninterest expense tied to lower merger and acquisition-related expenses of $33 million. Results also reflect lower deferred compensation expense and the impact of derivative valuation adjustments on prior Visa Class-B share sales in first quarter 2021.

73	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition

Total period-end assets were $88.7 billion as of March 31, 2022 compared to $89.1 billion at December 31, 2021. The decrease in total assets during 2022 was driven by a $1.3 billion decrease in cash and due from banks from lower customer deposits, offset primarily by a $524 million increase in investment securities and a $153 million increase in loans and leases.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.

Loans and Leases
Period-end loans and leases increased $153 million to $55.0 billion as of March 31, 2022 from $54.9 billion on December 31, 2021, driven by a $108 million increase in commercial loans and leases driven by CRE loan growth and a $45 million increase in consumer loans. Total loan growth was tempered by a $397 million decrease in PPP loans. Average loans and leases decreased to $54.1 billion in first quarter 2022 compared to $54.7 billion in fourth quarter 2021 and $58.2 billion in first quarter 2021 primarily from a decline in PPP loans and credit card and other non-real estate consumer loans.
The following table provides detail regarding FHN's loans and leases as of March 31, 2022 and December 31, 2021.

Table I.2.5
LOANS & LEASES

	As of March 31, 2022		As of December 31, 2021
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$30,798	56%	$31,068	57%	(1)%
Commercial real estate	12,487	23	12,109	22	3
Total commercial	43,285	79	43,177	79	—
Consumer:
Consumer real estate	10,874	20	10,772	20	1
Credit card and other	853	1	910	1	(6)
Total consumer	11,727	21	11,682	21	—
Total loans and leases	$55,012	100%	$54,859	100%	—%

(a)Includes equipment financing loans and leases.

C&I loans are the largest component of the loan portfolio, comprising 56% of total loans at the end of the first quarter 2022 and 57% at year-end 2021. C&I loans decreased 1% from December 31, 2021, largely driven by a decrease in PPP loans. Commercial real estate loans increased $378 million in first quarter 2022 driven by growth in both Regional Banking and Specialty Banking loans.
Consumer loans of $11.7 billion increased $45 million from year-end 2021, largely driven by growth in real estate installment loans, primarily within the Regional Banking segment.
Loans Held for Sale
In 2020, FHN obtained IBKC's mortgage banking operations which includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. For further detail, see Note 5 - Mortgage Banking Activity.
The legacy FHN loans HFS portfolio consists of small business, other consumer loans, mortgage warehouse, USDA, student, and home equity loans.
On March 31, 2022 and December 31, 2021, loans HFS were $1.0 billion and $1.2 billion, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $5 million at March 31, 2022 and $2 million at December 31, 2021.

74	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans (20% of total loans at both March 31, 2022 and
December 31, 2021). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021 in the Asset Quality Section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2022 are generally consistent with those reported and disclosed in FHN’s Form 10-K, as amended, for the year ended December 31, 2021.

Commercial Loan and Lease Portfolios
C&I
The C&I portfolio totaled $30.8 billion as of March 31, 2022 and $31.1 billion as of December 31, 2021 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, PPP loans, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The decrease in C&I loans from December 31, 2021 was driven by a $396 million decrease in PPP loans. Excluding PPP loans, C&I loan growth was $126 million. The largest geographical concentrations of balances in the C&I portfolio as of March 31, 2022 were in Tennessee (21%), Florida (12%), Texas (10%), North Carolina (7%), Louisiana (7%), California (7%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2022, and December 31, 2021. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table I.2.6
C&I PORTFOLIO BY INDUSTRY

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$3,895	13%	$4,518	15%
Finance and insurance	3,580	11	3,483	11
Real estate rental and leasing (a)	2,704	9	2,771	9
Health care and social assistance	2,371	8	2,413	8
Accommodation and food service	2,144	7	2,221	7
Manufacturing	2,064	7	1,950	6
Wholesale trade	1,956	6	1,845	6
Retail trade	1,603	5	1,532	5
Energy	1,335	4	1,325	4
Other (professional, construction, transportation, etc.) (b)	9,146	30	9,010	29
Total C&I loan portfolio	$30,798	100%	$31,068	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of March 31, 2022.

75	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 24% and 26% of FHN’s C&I loan portfolio as of March 31, 2022 and December 31, 2021, respectively, and as a result could be affected by items that uniquely impact the financial services industry. As of March 31, 2022, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 13% of the C&I portfolio as of March 31, 2022 and 15% as of December 31, 2021. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, new loan originations to mortgage lenders increases when there is a decline in mortgage rates and decreases when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In first quarter 2022, 58% of the loan originations were home purchases and 42% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 11% of the C&I portfolio as of both March 31, 2022 and December 31, 2021, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2022, asset-based lending to consumer finance companies represents approximately $1.5 billion of the finance and insurance component.
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
The C&I portfolio as of March 31, 2022 includes 5,184 loans made under the PPP with an aggregate principal balance of $642 million, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of March 31, 2022, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
For these loans, there are remaining net lender fees of approximately $7 million to be paid to FHN as of March 31, 2022. During 2022, FHN continues to work with its clients that have applied for and received PPP loan forgiveness. Through March 31, 2022, approximately $5 billion of the original $6 billion in PPP loans originated by FHN and IBERIABANK prior to acquisition have been forgiven by the SBA.
Commercial Real Estate
The CRE portfolio totaled $12.5 billion as of March 31, 2022 and $12.1 billion as of December 31, 2021. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of March 31, 2022 were in Florida (26%), North Carolina (11%), Texas (11%), Louisiana (10%), Georgia (10%), and Tennessee (9%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (26%), office (23%), retail (19%), industrial (12%), hospitality (11%), land/land development (2%), and other (7%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $10.9 billion and $10.8 billion as of March 31, 2022 and December 31, 2021, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of March 31, 2022 were in Florida (31%), Tennessee (23%), Louisiana (9%), North Carolina (8%), Texas (7%), and New York (5%). No other state represented more than 5% of the portfolio.
As of March 31, 2022, approximately 88% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 755 and the refreshed FICO scores also averaged 755 as of March 31, 2022, no significant change from FICO scores of 755 and 754, respectively, as of December 31, 2021. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

76	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As of March 31, 2022 and December 31, 2021, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $26 million and $20 million, respectively.
HELOCs comprised $1.9 billion and $2.0 billion of the consumer real estate portfolio as of March 31, 2022 and December 31, 2021, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of March 31, 2022, approximately 89% of FHN's HELOCs were in the draw period compared to 88% at December 31, 2021. It is expected that $432 million, or 25%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.7
HELOC DRAW TO REPAYMENT SCHEDULE

	March 31, 2022		December 31, 2021
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$38	2%	$43	2%
13-24	41	2	42	2
25-36	57	3	50	3
37-48	132	8	136	8
49-60	164	10	160	9
>60	1,272	75	1,324	76
Total	$1,704	100%	$1,755	100%

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $853 million as of March 31, 2022 and $910 million as of December 31, 2021. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $57 million decrease was driven by net repayments of automobile loans, consumer construction loans, and credit cards.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and "Critical Accounting Policies and Estimates" and Note 5 in FHN's 2021 Form 10-K, as amended.
The ALLL decreased to $622 million as of March 31, 2022 from $670 million as of December 31, 2021, largely reflecting a continued decrease in the unfavorable impact of COVID-19 on the macroeconomic forecast. The ALLL to total loans and leases ratio decreased 9 basis points to 1.13%. The ACL to total loans and leases ratio decreased to 1.25% as of March 31, 2022 from 1.34% as of December 31, 2021.

77	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consolidated Net Charge-offs
Net charge-offs in first quarter 2022 were $10 million, or an annualized 7 basis points of total loans and leases, compared to net charge-offs of $8 million, or 6 basis points of total loans and leases, in first quarter 2021.
Net charge-offs in the commercial portfolio in first quarter 2022 were $10 million and $11 million in first quarter
2021. Net recoveries in the consumer portfolio were minimal in first quarter 2022 compared to $3 million in net recoveries in first quarter 2021. The decrease in net recoveries from the prior year was attributable to higher gross credit card charge-offs and lower gross consumer real estate recoveries.

Table I.2.8
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Allowance for loan and lease losses
C&I	$287	$334	$442
CRE	151	154	232
Consumer real estate	164	163	222
Credit card and other	20	19	18
Total allowance for loan and lease losses	$622	$670	$914

Reserve for remaining unfunded commitments
C&I	$43	$46	$62
CRE	12	12	11
Consumer real estate	9	8	8
Credit card and other	—	—	—
Total reserve for unfunded lending commitments	$64	$66	$81

Allowance for credit losses
C&I	$330	$380	$504
CRE	163	166	243
Consumer real estate	173	171	230
Credit card and other	20	19	18
Total allowance for credit losses	$686	$736	$995

Period-end loans and leases
C&I	$30,798	$31,068	$33,951
CRE	12,487	12,109	12,470
Consumer real estate	10,874	10,772	11,053
Credit card and other	853	910	1,126
Total period-end loans and leases	$55,012	$54,859	$58,600

ALLL / loans and leases %
C&I	0.93%	1.07%	1.30%
CRE	1.21	1.27	1.86
Consumer real estate	1.51	1.51	2.00
Credit card and other	2.31	2.14	1.63
Total ALLL / loans and leases %	1.13%	1.22%	1.56%

ACL / loans and leases %
C&I	1.07%	1.22%	1.48%
CRE	1.31	1.37	1.95
Consumer real estate	1.59	1.59	2.08
Credit card and other	2.31	2.09	1.63
Total ACL / loans and leases %	1.25%	1.34%	1.70%

78	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Quarter-to-date net charge-offs (recoveries)
C&I	$10	$1	$10
CRE	—	—	1
Consumer real estate	(4)	(3)	(5)
Credit card and other	4	3	2
Total net charge-offs (recoveries)	$10	$1	$8

Average loans and leases
C&I	$30,215	$30,780	$33,279
CRE	12,229	12,221	12,424
Consumer real estate	10,769	10,738	11,400
Credit card and other	869	943	1,119
Total average loans and leases	$54,082	$54,682	$58,222

Charge-off % (annualized)
C&I	0.13%	0.01%	0.12%
CRE	NM	NM	0.06
Consumer real estate	NM	NM	NM
Credit card and other	1.85	1.26	0.65
Total charge-off %	0.07%	0.01%	0.06%

ALLL / annualized net charge-offs
C&I	713%	7,238%	1,147%
CRE	NM	NM	3,331
Consumer real estate	NM	NM	NM
Credit card and other	123	164	253
Total ALLL / net charge-offs	1,595%	17,374%	2,814%

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
Total NPAs (including NPLs HFS) increased to $343 million as of March 31, 2022 from $285 million as of December 31, 2021, driven by higher nonaccrual loans in the C&I and consumer real estate portfolios. The nonperforming loans and leases ratio increased 10 basis points to 0.60% as of March 31, 2022.
Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.

79	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.9
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	March 31, 2022	December 31, 2021
C&I	$153	$125
CRE	11	9
Consumer real estate	165	138
Credit card and other	3	3
Total nonperforming loans and leases (a)	$332	$275

Nonperforming loans held for sale (a)	$8	$7
Foreclosed real estate and other assets (b)	3	3
Total nonperforming assets (a) (b)	$343	$285

Nonperforming loans and leases to total loans and leases
C&I	0.50%	0.40%
CRE	0.09	0.08
Consumer real estate	1.52	1.29
Credit card and other	0.32	0.31
Total NPL %	0.60%	0.50%

ALLL / NPLs
C&I	188%	268%
CRE	1,303	1,671
Consumer real estate	99	118
Credit card and other	730	699
Total ALLL / NPLs	187%	244%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled $1 million as of both March 31, 2022 and December 31, 2021.

80	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.10
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	March 31, 2022	December 31, 2021
Regional Banking	$219	$163
Specialty Banking	77	78
Corporate	36	34
Consolidated	$332	$275
Foreclosed real estate (c)
Regional Banking	$1	$2
Specialty Banking	1	—
Corporate	1	1
Consolidated	$3	$3
Nonperforming Assets (a) (b) (c)
Regional Banking	$220	$165
Specialty Banking	78	78
Corporate	37	35
Consolidated	$335	$278
Nonperforming loans and leases to loans and leases
Regional Banking	0.57%	0.43%
Specialty Banking	0.48	0.48
Corporate	6.25	5.39
Consolidated	0.60%	0.50%
NPA % (d)
Regional Banking	0.57%	0.44%
Specialty Banking	0.48	0.48
Corporate	6.39	5.51
Consolidated	0.61%	0.51%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of $1 million as of both March 31, 2022 and December 31, 2021.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Lending Assistance for Borrowers
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic include incremental lending assistance for borrowers through delayed payment programs and fee waivers.
The following table provides the UPB of loans related to deferrals granted to FHN’s customers as of March 31, 2022 and December 31, 2021.

81	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.11
CUSTOMER DEFERRALS

(Dollars in millions)	As of March 31, 2022	As of December 31, 2021
Commercial:
C&I	$—	$9
CRE	5	26
Total Commercial	$5	$35
Consumer:
HELOC	$6	$5
Real estate installment loans	27	44
Credit card and other	—	—
Total Consumer	$33	$49
Total	$38	$84

To the extent that loans were past due as of March 31, 2022 or December 31, 2021 and had been granted a deferral, they were excluded from loans past due 30 to 89 days and loans past due 90 days or more in the table and discussion below.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans 90 days or more past due and still accruing were $23 million as of March 31, 2022 compared to $40 million as of December 31, 2021. Loans 30 to 89 days past due were $180 million as of March 31, 2022 compared to $108 million as of December 31, 2021. The increase included a $36 million increase in CRE loans, a $19 million increase in C&I loans, and a $14 million increase in consumer real estate loans past due 30 to 89 days. These increases were partially driven by the expiration of certain deferred payment programs noted above.

82	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	March 31, 2022	December 31, 2021
C&I	$78	$58
CRE	49	13
Consumer real estate	65	70
Credit card and other	11	7
Total accruing loans and leases 30+ days past due	$203	$148

Accruing loans and leases 30+ days past due %
C&I	0.25%	0.19%
CRE	0.39	0.11
Consumer real estate	0.60	0.65
Credit card and other	1.23	0.76
Total accruing loans and leases 30+ days past due %	0.37%	0.27%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$6	$5
CRE	—	—
Consumer real Estate	14	33
Credit card and other	3	2
Total accruing loans and leases 90+ days past due	$23	$40

Loans held for sale
30 to 89 days past due	$10	$7
30 to 89 days past due - guaranteed portion (d)	7	2
90+ days past due	22	24
90+ days past due - guaranteed portion (d)	11	12
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $542 million on March 31, 2022 and $597 million on December 31, 2021. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

83	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

separately. In a situation where an economic concession has been granted to a borrower that is experiencing financial difficulty, FHN identifies and reports that loan as a TDR.
For loan modifications that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, FHN has excluded these modifications from consideration as a TDR and has excluded loans with these qualifying modifications from designation as a TDR in the information and discussion that follows. See Note 3 – Loans and Leases for further discussion regarding TDRs and loan modifications.
On both March 31, 2022 and December 31, 2021, FHN had $206 million portfolio loans classified as held-for-investment TDRs. For these TDRs, including specific reserves, FHN had an allowance for loan and lease losses of $14 million, or 7% of TDR balances as of March 31, 2022, and $12 million, or 6% of TDR balances, as of December 31, 2021. Additionally, FHN had $33 million and $35 million of HFS loans classified as TDRs as of March 31, 2022 and December 31, 2021, respectively.

The following table provides a summary of TDRs for the periods ended March 31, 2022 and December 31, 2021:

Table I.2.13
TROUBLED DEBT RESTRUCTURINGS

(Dollars in millions)	March 31, 2022	December 31, 2021
Held for investment:
Commercial loans:
Current	$47	$53
Delinquent	1	—
Non-accrual	31	35
Total commercial loans	$79	$88
Consumer real estate:
Current	$69	$60
Delinquent	2	4
Non-accrual (a)	56	53
Total consumer real estate	$127	$117
Credit card and other:
Current	$—	$1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	—	1
Total held for investment	$206	$206

Held for sale:
Current	$25	$27
Delinquent	7	7
Non-accrual	1	1
Total held for sale	33	35
Total troubled debt restructurings	$239	$241

 (a) Balances as of March 31, 2022 and December 31, 2021 include $12 million of discharged bankruptcies for both periods.

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

84	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

periodically evaluated in light of established ALM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which FHN is exposed. These evaluations may result in steps taken to adjust the overall balance sheet positioning.
Investment securities were $9.9 billion and $9.4 billion on March 31, 2022 and December 31, 2021, representing approximately 11% of total assets at the end of both periods. See Note 2 - Investment Securities for more information about the securities portfolio.
Deposits
Total deposits of $74.1 billion as of March 31, 2022 decreased $781 million from December 31, 2021 reflecting an improvement in deposit mix during the quarter. Interest-bearing deposits decreased $949 million while noninterest-bearing deposits increased $168 million.

See Table I.2.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid. The following table summarizes the major components of deposits as of March 31, 2022 and December 31, 2021.
Table I.2.14
DEPOSITS

	March 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$25,772	35%	$26,457	35%	$(685)	(3)%
Time deposits	3,165	4	3,500	5	(335)	(10)
Other interest-bearing deposits	17,126	23	17,055	23	71	—
Total interest-bearing deposits	46,063	62	47,012	63	(949)	(2)
Noninterest-bearing deposits	28,051	38	27,883	37	168	1
Total deposits	$74,114	100%	$74,895	100%	$(781)	(1)%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $2.2 billion and $2.6 billion as of March 31, 2022 and December 31, 2021, respectively.
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
Total term borrowings were $1.6 billion as of March 31, 2022 and December 31, 2021.
Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.7 billion at March 31, 2022 and $8.5 billion at December 31, 2021. Significant changes included net income of $198 million and the issuance of $494 million in Series G preferred stock, which were offset by $90 million in common and preferred dividends and a decrease in AOCI of $424 million.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

85	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
REGULATORY CAPITAL DATA

(Dollars in millions)	March 31, 2022	December 31, 2021
Shareholders’ equity	$8,401	$8,199
Modified CECL transitional amount (a)	85	114
FHN non-cumulative perpetual preferred	(1,014)	(520)
Common equity tier 1 before regulatory adjustments	$7,472	$7,793
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,698)	(1,711)
Net unrealized (gains) losses on securities available for sale	440	36
Net unrealized (gains) losses on pension and other postretirement plans	253	255
Net unrealized (gains) losses on cash flow hedges	18	(3)
Disallowed deferred tax assets	—	(2)
Other deductions from common equity tier 1	(1)	(1)
Common equity tier 1	$6,484	$6,367
FHN non-cumulative perpetual preferred (b)	920	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$7,699	$7,088
Tier 2 capital	876	830
Total regulatory capital	$8,575	$7,918
Risk-Weighted Assets
First Horizon Corporation	$65,042	$64,183
First Horizon Bank	64,404	63,601
Average Assets for Leverage
First Horizon Corporation	87,401	87,683
First Horizon Bank	86,677	86,953

Table I.2.16
REGULATORY RATIOS & AMOUNTS

	March 31, 2022		December 31, 2021
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	9.97%	$6,484	9.92%	$6,367
First Horizon Bank	10.64	6,851	10.75	6,838
Tier 1
First Horizon Corporation	11.84	7,699	11.04	7,088
First Horizon Bank	11.10	7,146	11.22	7,133
Total
First Horizon Corporation	13.18	8,575	12.34	7,918
First Horizon Bank	12.26	7,893	12.41	7,893
Tier 1 Leverage
First Horizon Corporation	8.81	7,699	8.08	7,088
First Horizon Bank	8.24	7,146	8.20	7,133
Other Capital Ratios
Total period-end equity to period-end assets	9.81		9.53
Tangible common equity to tangible assets (c)	6.44		6.73
Adjusted tangible common equity to risk-weighted assets (c)	9.27		9.20
(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For the three months ended March 31, 2022, 25% of the full amount at December 31, 2021 is phased out and not included in Common Equity Tier 1 capital.
(b)The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date, which was re-set to July 1, 2020 when the IBKC merger closed.
(c)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.24.

86	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
As of March 31, 2022, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the risk-based regulatory capital ratios increased in first quarter 2022 relative to year-end 2021 primarily from the impact of net income less dividends during the first three months of 2022. FHN's Tier 1 Capital and Tier 1 Leverage ratios as of March 31, 2022 further benefited from the issuance of its Series G preferred stock. First Horizon Bank's risk-based regulatory capital ratios decreased from December 31, 2021 primarily from an increase in risk-weighted assets.
During 2022, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.

Common Stock Purchase Programs
General Purchase Program
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
As of March 31, 2022, $401 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.60, or $16.58 excluding commissions. Management does not currently anticipate purchasing additional shares under this authority.
Table I.2.17
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2022
January 1 to January 31	—	N/A	—	$598,646
February 1 to February 28	—	N/A	—	598,646
March 1 to March 31	—	N/A	—	598,646
Total	—	N/A	—

(a) Represents total costs including commissions paid.

87	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no stock option awards remain outstanding. The shares may be purchased over the option exercise periods of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory restrictions. As of March 31, 2022, the maximum number of shares that may be purchased under the program was 23.0 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2022.

Table I.2.18
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2022
January 1 to January 31	67	$18.19	67	23,016
February 1 to February 28	16	17.69	16	22,999
March 1 to March 31	36	23.79	36	22,963
Total	120	$19.82	120

Risk Management

There have been no significant changes to FHN’s risk management practices as described under “Risk Management” included in Item 7 of FHN’s 2021 Annual Report on Form 10-K, as amended.
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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:

88	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.19
VaR & SVaR MEASURES

	Three Months Ended March 31, 2022			As of March 31, 2022
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$2	$2	$2
SVaR	5	7	4	5
10-day
VaR	4	5	3	4
SVaR	23	34	18	24

	Three Months Ended March 31, 2021			As of March 31, 2021
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$1	$1
SVaR	3	5	2	3
10-day
VaR	12	21	1	4
SVaR	15	21	11	13

	Year Ended December 31, 2021			As of December 31, 2021
(Dollars in millions)	Mean	High	Low
1-day
VaR	$1	$4	$1	$2
SVaR	4	7	2	5
10-day
VaR	5	21	1	5
SVaR	18	27	11	22

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.20
SCHEDULE OF RISKS INCLUDED IN VaR

	As of March 31, 2022		As of March 31, 2021		As of December 31, 2021
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$—	$1	$1	$2	$1	$1
Credit spread risk	1	1	—	1	1	1

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
FHN also performs stress tests on its trading securities portfolio to calculate the potential loss under various

89	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Based on a static balance sheet as of March 31, 2022, NII exposures over the next 12 months assuming rate shocks of plus 25 basis points, 50 basis points, 100 basis points, and 200 basis points are estimated to have favorable variances as shown in the table below.
Table I.2.21
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
+25	3.8%
+50	8.1%
+100	16.4%
+200	28.9%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.5%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.7%. Rate shocks of minus 25 basis points and 50 basis points result in unfavorable NII variances of 4.6% and 7.7%, assuming the absence of negative rates. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income has been impacted by the disruption from the COVID-19 pandemic and its variants as well as the low-rate environment. The impact of government stimulus programs and other developments have also influenced net interest income results, although the impacts from these programs have abated, and interest rates have begun to increase and are expected to

90	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

continue increasing in the future. FHN continues to monitor current economic trends and potential exposures closely.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($14.5 billion was available as of March 31, 2022), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provides inexpensive, predictable pricing. The ratio of average loans, excluding loans HFS and restricted real estate loans, to average core deposits was 74% for March 31, 2022 and 80% for December 31, 2021.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. In February 2022, FHN issued and sold to TD 4,936 shares of Series G Perpetual Convertible Preferred Stock in a private placement transaction for $494 million. As of March 31, 2022, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $1.0 billion in non-cumulative perpetual preferred stock. As of March 31, 2022, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.1 billion as of April 1, 2022.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the TD acquisition. As a result of the suspension of the Plan, participants in the Plan received their first quarter 2022 FHN dividend, paid on April 1, 2022, in cash. During the suspension period, dividend payments of FHN will not be automatically reinvested in additional shares of FHN common stock and participants in the Plan will be unable to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid common dividends to the parent company in the amounts of $180 million and $85 million in first and second quarter 2022 and $770 million in 2021. First Horizon Bank declared preferred dividends in first quarter 2022 and declared and paid preferred dividends in each quarter of 2021. Additionally, First Horizon Bank declared preferred dividends in second quarter 2022, payable in July 2022.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and prospective capital, liquidity, and other needs, applicable regulatory restrictions (including capital conservation buffer requirements) and availability of funds to FHN

91	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

through a dividend from First Horizon Bank. Additionally, banking regulators generally require insured banks and bank holding companies to pay cash dividends only out of current operating earnings.
FHN paid a cash dividend of $0.15 per common share on April 1, 2022. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on April 11, 2022 and $165 per Series C preferred share and $305 per Series D preferred share on May 2, 2022. In addition, in April 2022, the Board approved cash dividends per share in the following amounts:
Table I.2.22
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	06/10/2022	07/01/2022
Preferred Stock
Series B	$331.25	07/15/2022	08/01/2022
Series C	$165.00	07/15/2022	08/01/2022
Series E	$1,625.00	06/24/2022	07/11/2022
Series F	$1,175.00	06/24/2022	07/11/2022
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

92	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $17 million as of March 31, 2022 and December 31, 2021.

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

Inflation, Recession, and Federal Reserve Policy
In March 2020, in response to the economic downturn associated with the COVID-19 pandemic along with societal and government reactions to it, the Federal Reserve "eased" by lowering short-term interest rates and starting an asset purchase program intended to lower longer-term interest rates and foster access to credit. The effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates. These changes in interest rates and the volatility in the market negatively impacted FHN’s net interest margin. Amortization of net processing fees related to government relief programs associated with the COVID-19 pandemic, including the Paycheck Protection Program, offset a portion of the net interest margin decline. During 2021, easing policy continued. Interest rates fluctuated but remained very low, continuing to adversely impact FHN's net interest margin. Inflation in the U.S. rose significantly during 2021 but was viewed as transitory, driven by temporary supply-chain shortages coupled with strong demand as unemployment fell while government cash transfers to broad sections of the public continued.
In 2022 to date, with the economic effects of the pandemic receding and inflation continuing strongly, the Federal Reserve reversed its easing policy by reducing ("tapering") its asset purchases and starting to increase short-term interest rates. The Federal Reserve's most recent public comments indicate that: asset purchases will stop shortly; the Federal Reserve's holdings of assets will be reduced through attrition; and short-term rates are expected to be raised several more times during 2022. The Federal Reserve has not indicated that it intends to sell assets to reduce its holdings more quickly, but it could decide to take such action later. In any case, these actions are intended to increase both short- and long-term interest rates quickly. The primary driver of this change in viewpoint is the persistence and strength of inflation in the U.S.

Until first quarter 2022, there had been no reported quarterly contraction in the U.S. economy since 2020. The first quarter contraction was mild (1.4%, annualized). If contraction persists in the second quarter, the U.S.
technically would be in recession. The risk of recession, or an actual recessionary situation, may affect future actions by the Federal Reserve since raising interest rates tends to slow the economy and increase recession risk.
During this still-ongoing transitional period, the yield curve has flattened and modestly inverted at times. For example, overnight rates were higher than one- and two-month rates. Unusual yield curve effects, including inversion, may continue. A traditional measure of inversion—when the two-year rate is higher than the ten-year rate for a sustained period of time—has not yet occurred, though several brief inversions occurred in March and April this year. Traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession.
As a result of recession risk, coupled with the uncertainties associated with the war in eastern Europe, financial markets world-wide have been volatile in 2022 with, in many asset classes and business sectors, generally lower valuations currently than at year-end 2021.
FHN cannot predict exactly when or how much short-term rates will be raised, nor how market-driven long-term rates will behave, nor how those actions may affect financial markets, during the remainder of 2022. Though rates have risen this year, they continue to remain low by historical standards.
In several respects FHN is likely to benefit from rising rates, as long as the rise in lending rates outpaces the inevitable rise in deposit and other funding rates. One area, however, already has been hurt. The general increase in interest rates in 2022 has pushed home mortgage rates in the U.S. higher. FHN's direct mortgage lending, lending to mortgage companies, and title insurance activities have seen business decline in 2022. Part of that decline likely is seasonal, as first quarter often is weaker than the warmer months in the U.S., but part likely is driven by higher rates coupled with still-high property valuations in many U.S. markets. If mortgage rates continue to rise, FHN's revenues and earnings from

93	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

those areas likely will continue to be muted compared with 2021.
War in Eastern Europe
In late February, 2022, the Russian military invaded Ukraine. Russian forces occupied Ukrainian territory and cities, some of which have since been liberated by Ukrainian forces. Much of Europe and the rest of the world, including the U.S., has imposed economic sanctions on Russia for its attack, its ongoing military campaign resulting in substantial civilian casualties, and the manner in which it has prosecuted the war which, reportedly, has significantly violated several international conventions and treaties.
The war and sanctions resulted in global oil and gas prices rising precipitously in 2022, along with the prices of several other commodities exported by Russia, Ukraine, or both, including grains and vegetable oils. These effects likely have contributed significantly to a change in the Federal Reserve's views of inflation in the U.S., and to fears of a possible economic recession, all discussed in Inflation, Recession, and Federal Reserve Policy immediately above. Also, several U.S. and European multi-national companies have pulled operations and assets out of Russia and parts of Ukraine, compounding the economic impact of the war on the global economy.
COVID-19 Pandemic
The COVID-19 pandemic caused extraordinary disruption in 2020 that negatively impacted the economy and business activity, especially lending (other than lending related to home mortgages). During 2021 and thus far in 2022, FHN saw the lending pipeline improve in several areas (unrelated to home mortgages) as COVID-19 restrictions were partially or fully eased in most of FHN's markets. Despite variants of the COVID-19 virus triggering reinstatement of some restrictions in some markets, broadly speaking, FHN expects the impact of COVID-19 restrictions in its markets to continue to diminish over the rest of this year. However, the risk of resurgence remains.
In late March 2022, the pandemic began a resurgence in parts of China, prompting the Chinese government to lock down Shanghai, China's most populous city and a major international seaport. The lockdown has not yet significantly impacted the global economy, but soon could if it continues, illustrating how COVID resurgence outside of the U.S. can affect the U.S. and FHN.
LIBOR & Reference Rate Reform
LIBOR
The London Inter-Bank Offered Rate ("LIBOR") for many years was the most widely used reference rate in the world. A large but declining portion of FHN's floating rate loans use LIBOR, denominated in U.S. Dollars ("USD"), as the reference rate to determine the interest rate paid by the client/borrower. In addition, certain floating-rate securities issued by FHN use USD LIBOR as the reference rate.
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
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”)—the governmental regulator of LIBOR—announced that it intended to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In 2021, the FCA announced that tenors of USD LIBOR would no longer be published as follows:
•One week and 2-month USD LIBOR would not be published after December 31, 2021; and
•All other USD LIBOR tenors (e.g., overnight, 1-month, 3-month, 6-month and 12-month tenors) would not be published after June 30, 2023.
U.S. Regulatory Position
In 2020, the Federal Reserve, the OCC, and the FDIC jointly encouraged U.S. banks to transition away from LIBOR for new contracts as soon as practicable and, in any event, by December 31, 2021. They noted that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks.
Alternatives to LIBOR
LIBOR became the market-preferred reference rate because it was perceived by lenders and borrowers as being superior to alternatives in a wide range of circumstances.Now that the origination of LIBOR-indexed

94	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

loans has ended, no single alternative reference rate has replaced LIBOR for USD transactions. Instead, a number of different reference rates are being used in different circumstances. These include:
•SOFR. The Alternative Reference Rates Committee (“ARRC”) is a group of private-market and financial regulator participants convened by the Federal Reserve and the New York Federal Reserve Bank to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative. SOFR resets daily and is based on actual transaction data for the U.S. Treasury repurchase market. Accordingly, SOFR represents a riskless secured overnight rate.
•CME Term SOFR. Published by CME Group, Term SOFR is a forward-looking rate, with 1-month, 3-month and 6-month tenors, and is based on SOFR futures contracts. The ARRC has recommended conventions for Term SOFR rates and has recommended CME Group as the administrator for Term SOFR.
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
All of the alternative reference rates selected by FHN to date meet the International Organization of Securities Commissions ("IOSCO") Principles for Financial Benchmarks, as affirmed by the rate administrator and/or an independent auditor. While banking regulators have stated that banks are free to choose the index rates they offer clients, some public sector officials have urged caution in using the new credit sensitive alternative reference rates, primarily due to the robustness of underlying data used to derive the rates. More specifically, there is concern of an “inverted pyramid” effect where a large number of financial contracts could be priced using an index derived from a relatively low volume of transactions. In an interagency statement on October 20, 2021, U.S. banking regulatory agencies noted that “supervised institutions should understand how their chosen reference rate is constructed and be aware of any fragilities associated with that rate and the markets that underlie it”. IOSCO has also warned of the potential for the “inverted pyramid” problem and will monitor how the IOSCO label is used by administrators.
FHN is monitoring the credit sensitive reference rates and regulatory guidance around use of such rates. FHN plans to limit use of credit sensitive rates to commercial loans ( approximately 2% of global USD LIBOR market) and related customer swaps (pending development of derivatives markets for these rates). Additionally, FHN expects that each financial contract will contain fallback language to guide transition from a credit sensitive rate to an alternative should that action be deemed necessary in the future.
FHN's Actions to Date & Transition Plans
Starting in 2019, FHN modernized the fallback language used in its loan documentation to better handle how floating rate loans would be re-set if LIBOR ceased to be published during the loan term.
In the fourth quarter of 2021, FHN ceased using USD LIBOR for new lending and renegotiated terms with clients whose loans are based on 1-week or 2-month USD LIBOR, which ceased publication at the end of 2021. Only a small portion of FHN's clients had such loans.
On the consumer side, FHN began transitioning from LIBOR-based adjustable rate mortgages ("ARMS") to SOFR-based ARMs in November 2021, and no longer offers LIBOR-based ARMs. SOFR has emerged as a market standard for ARMs in the U.S. and is the conforming convention for Fannie Mae and Freddie Mac.
For all products, FHN developed a go-to-market strategy which included pricing considerations, associate training, and client communications. All required systems, processes, and reporting were updated to accommodate

95	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

the transition. FHN continues to monitor developments related to each of the alternative reference rates it currently offers. FHN's plans may change to meet evolving market conditions and preferences.
FHN has established a LIBOR Transition Office to assist associates in working with their clients to re-negotiate terms of loan and derivative contracts that extend past the June 30, 2023 cessation date for the remaining USD LIBOR tenors noted above.
While FHN has exposure to LIBOR in various contracts (e.g. securities, derivatives), FHN's primary exposure to LIBOR is in floating rate loans to customers and derivative contracts issued to customers through FHN Financial. Below is a summary of these exposures as of March 31, 2022:
Table I.2.23
LIBOR EXPOSURES

(Dollars in billions)	As of March 31, 2022	Mature after June 2023
Commercial loans (a)	$22	$16
Consumer loans (a)	3	3
Customer swaps (b)	10	10
(a)    Amounts represent outstanding loan balances as of March 31, 2022.
(b)    FHN has entered into offsetting upstream transactions with dealers to offset its market risk exposure.

FHN is developing a plan to amend existing LIBOR-based derivative instruments.
Financial Accounting Aspects
In 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides several optional expedients and exceptions to ease the potential burden in accounting for reference rate reform. The scope of ASU 2020-04 was expanded in 2021 with ASU 2021-01, "Scope". Refer to the Accounting Changes With Extended Transition Periods section of Note 1 - Basis of Presentation and Accounting Policies for additional information.
In April 2022, the FASB proposed to extend the relief under Topic 848 (Reference Rate Reform) by two years, from December 31, 2022 to December 31, 2024.
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
Critical Accounting Policies and Estimates
FHN has made no significant changes in its critical accounting policies and estimates from those disclosed in its 2021 Annual Report on Form 10-K, as amended.
Accounting Changes
Refer to Note 1 – Basis of Presentation and Accounting Policies for a detail of accounting changes with extended transition periods and accounting changes issued but not currently effective, which section is incorporated into MD&A by this reference.

96	1Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.24
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended
(Dollars in millions; shares in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$479	$498	$508
Plus: Noninterest income (GAAP)	229	247	298
Total revenues (GAAP)	708	745	806
Less: Noninterest expense (GAAP)	493	528	544
Pre-provision net revenue (Non-GAAP)	$215	$217	$262

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,618	$8,526	$8,349
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	695	520	470
(A) Total average common equity	$7,628	$7,711	$7,584
Less: Average goodwill and other intangible assets (GAAP) (b)	1,802	1,815	1,857
(B) Average tangible common equity (Non-GAAP)	$5,826	$5,896	$5,727

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$756	$868	$911

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,696	$8,494	$8,307
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	1,014	520	470
(E) Total common equity	$7,387	$7,679	$7,542
Less: Goodwill and other intangible assets (GAAP) (b)	1,796	1,809	1,850
(F) Tangible common equity (Non-GAAP)	5,591	5,870	5,692
Less: Unrealized gains (losses) on AFS securities, net of tax	(440)	(36)	5
(G) Adjusted tangible common equity (Non-GAAP)	$6,031	$5,906	$5,687

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$88,660	$89,092	$87,513
Less: Goodwill and other intangible assets (GAAP) (b)	1,796	1,809	1,850
(I) Tangible assets (Non-GAAP)	$86,864	$87,283	$85,663

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$65,042	$64,183	$62,339

Period-end Shares Outstanding
(K) Period-end shares outstanding	534,587	533,577	552,374

Ratios
(C)/(A) Return on average common equity (GAAP)	9.92%	11.26%	12.01%
(C)/(B) Return on average tangible common equity (Non-GAAP)	12.98	14.72	15.90
(D)/(H) Total period-end equity to period-end assets (GAAP)	9.81	9.53	9.49
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	6.44	6.73	6.64
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	9.27	9.20	9.12
(E)/(K) Book value per common share (GAAP)	$13.82	$14.39	$13.65
(F)/(K) Tangible book value per common share (Non-GAAP)	$10.46	$11.00	$10.30

Loans and leases excluding PPP loans (Non-GAAP)
Commercial loans and leases excluding PPP loans	$42,643	$42,139	$41,351
PPP loans	642	1,038	5,070
Total commercial loans and leases	43,285	43,177	46,421
Total consumer loans	11,727	11,682	12,179
Total loans and leases	$55,012	$54,859	$58,600
(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

97	1Q22 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 88 of this report and the subsections entitled “Market Risk Management” beginning on page 88 and “Interest Rate Risk Management” beginning on page 90 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 42-48 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021, including in particular the section entitled “Risk Management” beginning on page 90 of that Report and the subsections entitled “Market Risk Management” beginning on page 91 and “Interest Rate Risk Management” beginning on page 93 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 184-190 of Item 8 to FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021.

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

98	1Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 33 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K, as amended, for the year ended December 31, 2021:
Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
During the first quarter of 2022, FHN sold no common or preferred equity securities which were not registered under the Securities Act of 1933, as amended, other than shares of its Series G Preferred Stock, as described in this Item 2(a) below:
On February 27, 2022, in connection with the execution of an Agreement and Plan of Merger (the “Merger Agreement”), FHN and The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, on February 28, 2022, FHN issued and sold to TD, which is an accredited investor as defined by Rule 501 of Regulation D under the Securities Act, 4,935.694 shares of Perpetual Convertible Preferred Stock, Series G (the “Series G Preferred Stock”) of FHN, in a private placement transaction for $493,569,400.
At the Effective Time (as defined in the Merger Agreement), each share of Series G Preferred Stock will be automatically converted into shares of common stock, par value $0.625 per Share (“FHN Common Stock”), of FHN, as the surviving company in the initial merger, as set forth in the Merger Agreement. In the event the Merger Agreement is terminated, each share of Series G Preferred Stock will be converted into 5,574.136 shares of FHN Common Stock (the “Conversion Rate”), subject to the expiration or early termination of the applicable waiting period, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (and receipt of any other governmental approvals) to the extent required with respect to any such conversion. If, however, the Merger
Agreement is terminated under certain circumstances relating to the failure to receive regulatory approvals required to consummate the Mergers, then the Conversion Rate will be 4,000 shares of FHN Common Stock. In no event will the shares of Series G Preferred Stock be convertible into shares of First Horizon Common Stock representing more than 4.9% of the total issued and outstanding shares of FHN Common Stock (taking in account shares resulting from such conversion).
From the date of the Merger Agreement through the Effective Time or, in the event the Merger Agreement is terminated, until 45 days after termination, TD may not transfer or sell the Series G Preferred Stock or the shares of Common Stock into which the Series G Preferred Stock converts, except for sales or transfers to any direct or indirect subsidiary of TD or to the extent necessary to ensure TD does not hold more than 4.9% of the total issued and outstanding shares of FHN Common Stock.
On February 28, 2022, FHN filed Articles of Amendment (the “Articles of Amendment”) to its Restated Charter, as amended, with the Secretary of State of the State of Tennessee, establishing the preferences, limitations, and relative rights of the Series G Preferred Stock.
Based on the facts set forth, FHN claims that the sale of Series G Preferred Stock to TD was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving any public offering under Section 4(a)(2) of that Act. Other statutory and/or regulatory exemptions also may apply.

99	1Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

(b) Use of Proceeds If Rule 463 is Applicable
Not applicable

(c) Equity Repurchases
The "Common Stock Purchase Programs” section including tables I.2.17 and I.2.18 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of
Financial Condition and Results of Operations,” beginning on page 87 of this report, is incorporated herein by reference.

Items 3., 4., and 5.
Not applicable

Item 6.     Exhibits
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
10-Q EXHIBIT TABLE

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh No.	Filing Date
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]				10-K	2.1	3/01/2022
3.1	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/03/2022
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Form of Grant Notice for Executive Performance Stock Units [2022]	X	X
10.2	Form of Grant Notice for Executive Restricted Stock Units [2022]	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X

100	1Q22 FORM 10-Q REPORT

PART II, ITEM 6. EXHIBITS

Exh No	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh No.	Filing Date
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021; (vi) Notes to Consolidated Financial Statements.
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

FIRST HORIZON CORPORATION (Registrant)

Date: May 6, 2022	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

101	1Q22 FORM 10-Q REPORT