Form 10-Q
period 2022-06-30
FIRST HORIZON CORP
filed 2022-08-04
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 29, 2022
Common Stock, $.625 par value	536,609,492

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated other comprehensive income
ARRC	Alternative Reference Rates Committee
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
BSBY	Bloomberg short-term bank yield index
C&I	Commercial, financial, and industrial loan portfolio
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate loan portfolio
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation

FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PCAOB	Public Company Accounting Oversight Board

1	2Q22 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably Possible Loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TDBNA	TD Bank, N.A.
TD-US	TD Bank US Holding Company
TD Merger Agreement	Merger agreement between FHN, TD, TD-US, and a TD-US subsidiary
Proposed TD Merger	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	2Q22 FORM 10-Q REPORT

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
•changes in accounting policies, standards, and interpretations;
•evolving capital and liquidity standards under applicable regulatory rules;
•accounting policies and processes require management to make estimates about matters that are uncertain;

3	2Q22 FORM 10-Q REPORT

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
•the extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Tennessee Department of Financial Institutions, and other regulators;
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

4	2Q22 FORM 10-Q REPORT

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
The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, tangible book value per common share, and loans and leases excluding PPP loans. Table I.1.27 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

5	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

6	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	June 30,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Cash and due from banks	$1,133	$1,147
Interest-bearing deposits with banks	9,475	14,907
Federal funds sold and securities purchased under agreements to resell	712	641
Trading securities	1,392	1,601
Securities available for sale at fair value	8,941	8,707
Securities held to maturity (fair value of $601 and $705, respectively)	687	712
Loans held for sale (including $143 and $258 at fair value, respectively)	870	1,172
Loans and leases	56,529	54,859
Allowance for loan and lease losses	(624)	(670)
Net loans and leases	55,905	54,189
Premises and equipment	636	665
Goodwill	1,511	1,511
Other intangible assets	272	298
Other assets	3,598	3,542
Total assets	$85,132	$89,092

Liabilities
Noninterest-bearing deposits	$27,114	$27,883
Interest-bearing deposits	43,436	47,012
Total deposits	70,550	74,895
Trading liabilities	394	426
Short-term borrowings	1,953	2,124
Term borrowings	1,599	1,590
Other liabilities	2,085	1,563
Total liabilities	76,581	80,598

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 31,686 and 26,750 shares, respectively	1,014	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 536,332,507 and 533,576,766 shares, respectively	335	333
Capital surplus	4,791	4,743
Retained earnings	3,079	2,891
Accumulated other comprehensive loss, net	(963)	(288)
FHN shareholders' equity	8,256	8,199
Noncontrolling interest	295	295
Total equity	8,551	8,494
Total liabilities and equity	$85,132	$89,092

See accompanying notes to consolidated financial statements.

7	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2022	2021	2022	2021
Interest income
Interest and fees on loans and leases	$492	$496	$936	$1,003
Interest and fees on loans held for sale	10	7	20	14
Interest on investment securities	45	29	83	58
Interest on trading securities	13	7	24	14
Interest on other earning assets	23	3	31	5
Total interest income	583	542	1,094	1,094
Interest expense
Interest on deposits	18	24	29	48
Interest on trading liabilities	4	2	6	3
Interest on short-term borrowings	2	1	3	2
Interest on term borrowings	17	18	35	37
Total interest expense	41	45	73	90
Net interest income	542	497	1,021	1,004
Provision for credit losses	30	(115)	(10)	(160)
Net interest income after provision for credit losses	512	612	1,031	1,164
Noninterest income
Fixed income	51	102	124	228
Deposit transactions and cash management	42	44	86	86
Mortgage banking and title income	34	38	56	91
Brokerage, management fees and commissions	24	21	48	41
Card and digital banking fees	23	21	43	38
Other service charges and fees	15	11	28	21
Trust services and investment management	12	14	25	26
Securities gains (losses), net	—	11	6	11
Deferred compensation income	(17)	7	(21)	9
Other income	17	16	35	32
Total noninterest income	201	285	430	583
Noninterest expense
Personnel expense	265	306	545	624
Net occupancy expense	33	33	64	71
Computer software	29	30	58	57
Operations services	23	19	43	35
Legal and professional fees	17	16	40	31
Amortization of intangible assets	13	14	26	28
Contract employment and outsourcing	12	13	31	27
Equipment expense	11	12	23	23
Advertising and public relations	10	5	21	9
Communications and delivery	9	10	19	19
Other expense	66	40	112	118
Total noninterest expense	488	498	982	1,042
Income before income taxes	225	399	479	705
Income tax expense	48	88	105	159
Net income	$177	$311	$374	$546
Net income attributable to noncontrolling interest	3	3	6	6
Net income attributable to controlling interest	$174	$308	$368	$540
Preferred stock dividends	8	13	16	21
Net income available to common shareholders	$166	$295	$352	$519
Basic earnings per common share	$0.31	$0.54	$0.66	$0.94

8	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

Diluted earnings per common share	$0.29	$0.53	$0.63	$0.93
Weighted average common shares	534,604	550,297	533,915	551,268
Diluted average common shares	569,435	556,210	559,834	556,498

See accompanying notes to consolidated financial statements.

9	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2022	2021	2022	2021
Net income	$177	$311	$374	$546
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(231)	38	(635)	(65)
Net unrealized gains (losses) on cash flow hedges	(22)	(2)	(43)	(4)
Net unrealized gains (losses) on pension and other postretirement plans	1	2	3	6
Other comprehensive income (loss)	(252)	38	(675)	(63)
Comprehensive income (loss)	(75)	349	(301)	483
Comprehensive income attributable to noncontrolling interest	3	3	6	6
Comprehensive income (loss) attributable to controlling interest	$(78)	$346	$(307)	$477
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(75)	$12	$(206)	$(20)
Net unrealized gains (losses) on cash flow hedges	(7)	—	(14)	(1)
Net unrealized gains (losses) on pension and other postretirement plans	1	1	1	2

See accompanying notes to consolidated financial statements.

10	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2022
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494
Net income	—	—	—	—	—	195	—	3	198
Other comprehensive income (loss)	—	—	—	—	—	—	(423)	—	(423)
Comprehensive income (loss)	—	—	—	—	—	195	(423)	3	(225)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494	—	—	—	—	—	—	494
Common stock repurchased	—	—	(120)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,130	1	14	—	—	—	15
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2022	31,686	1,014	534,587	334	4,769	2,996	(711)	295	8,697
Net income	—	—	—	—	—	174	—	3	177
Other comprehensive income (loss)	—	—	—	—	—	—	(252)	—	(252)
Comprehensive income (loss)	—	—	—	—	—	174	(252)	3	(75)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(83)	—	—	(83)
Common stock repurchased	—	—	(334)	(1)	(7)	—	—	—	(8)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	2,080	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2022	31,686	$1,014	536,333	$335	$4,791	$3,079	$(963)	$295	$8,551

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

11	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
Net income	—	—	—	—	—	233	—	3	236
Other comprehensive income (loss)	—	—	—	—	—	—	(101)	—	(101)
Comprehensive income (loss)	—	—	—	—	—	233	(101)	3	135
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(3,864)	(2)	(60)	—	—	—	(62)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,208	—	12	—	—	—	12
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	26,250	470	552,375	345	5,036	2,402	(241)	295	8,307
Net income	—	—	—	—	—	308	—	3	311
Other comprehensive income (loss)	—	—	—	—	—	—	38	—	38
Comprehensive income (loss)	—	—	—	—	—	308	38	3	349
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(85)	—	—	(85)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	145	—	—	—	—	—	—	145
Call of preferred stock	(1,000)	(95)				(5)			(100)
Common stock repurchased (b)	—	—	(3,435)	(3)	(61)	—	—	—	(64)
Common stock issued for:
Stock options and restricted stock - equity awards	—	—	1,925	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2021	26,750	$520	550,865	$344	$4,997	$2,612	$(203)	$295	$8,565

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $59 million and $57 million repurchased under share repurchase programs for the three months ended March 31, 2021 and June 30, 2021, respectively.

See accompanying notes to consolidated financial statements.

12	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2022	2021
Operating Activities
Net income	$374	$546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	(10)	(160)
Deferred income tax expense (benefit)	157	23
Depreciation and amortization of premises and equipment	30	31
Amortization of intangible assets	26	28
Net other amortization and accretion	(15)	(32)
Net (increase) decrease in trading securities	1,343	1,013
Net (increase) decrease in derivatives	558	253
Stock-based compensation expense	32	21
Securities (gains) losses, net	(6)	(11)
(Gain) loss on BOLI	(3)	(2)
Net (gains) losses on sale/disposal of fixed assets	(1)	33
Loans held for sale:
Purchases and originations	(2,467)	(2,804)
Gross proceeds from settlements and sales	1,594	2,050
(Gain) loss due to fair value adjustments and other	42	(69)
Other operating activities, net	(136)	95
Total adjustments	1,144	469
Net cash provided by (used in) operating activities	1,518	1,015
Investing Activities
Proceeds from sales of securities available for sale	—	33
Proceeds from maturities of securities available for sale	760	1,175
Purchases of securities available for sale	(1,863)	(1,647)
Proceeds from prepayments of securities held to maturity	25	—
Proceeds from sales of premises and equipment	15	4
Purchases of premises and equipment	(19)	(26)
Proceeds from BOLI	6	6
Net (increase) decrease in loans and leases	(1,640)	1,601
Net (increase) decrease in interest-bearing deposits with banks	5,432	(5,100)
Other investing activities, net	4	8
Net cash provided by (used in) investing activities	2,720	(3,946)
Financing Activities
Common stock:
Stock options exercised	26	25
Cash dividends paid	(162)	(167)
Repurchase of shares	(10)	(126)
Preferred stock:
Preferred stock issuance	494	145
Cash dividends paid - preferred stock - noncontrolling interest	(6)	(6)
Cash dividends paid - preferred stock	(16)	(16)
Net increase (decrease) in deposits	(4,345)	3,304
Net increase (decrease) in short-term borrowings	(171)	48
Increases (decreases) in term borrowings	9	1
Net cash provided by (used in) financing activities	(4,181)	3,208
Net increase (decrease) in cash and cash equivalents	57	277
Cash and cash equivalents at beginning of period	1,788	1,648
Cash and cash equivalents at end of period	$1,845	$1,925
Supplemental Disclosures
Total interest paid	$71	$98
Total taxes paid	10	173
Total taxes refunded	2	4
Transfer from loans to OREO	—	2
Transfer from loans HFS to trading securities	1,133	871
Transfer from loans to loans HFS	—	(31)

See accompanying notes to consolidated financial statements.

13	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued and outstanding in connection with the First Holding Company Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of preferred stock of TD-US having terms as described in the Merger Agreement.
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Proposed TD Merger”).
The Proposed TD Merger is expected to be completed in the first quarter of TD's 2023 fiscal year, and is subject to customary closing conditions, including approvals from U.S. and Canadian regulatory authorities. FHN's shareholders approved the merger on May 31, 2022. Merger and integration expenses related to the Proposed TD Merger are recorded in FHN’s Corporate segment. Expenses recognized during the three and six months ended June 30, 2022 were approximately $25 million and $34 million, respectively.
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

14	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
ASU 2022-01
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
ASU 2022-02
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

15	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of June 30, 2022 and December 31, 2021:

INVESTMENT SECURITIES AT JUNE 30, 2022
	June 30, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,268	$2	$(491)	$4,779
Government agency issued CMO	2,867	—	(241)	2,626
Other U.S. government agencies	1,071	1	(98)	974
States and municipalities	623	—	(61)	562
Total securities available for sale (a)	$9,829	$3	$(891)	$8,941

Securities held to maturity:
Government agency issued MBS	486	—	(62)	424
Government agency issued CMO	201	—	(24)	177
Total securities held to maturity	$687	$—	$(86)	$601

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT YE 2021
	December 31, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,062	$42	$(49)	$5,055
Government agency issued CMO	2,296	8	(47)	2,257
Other U.S. government agencies	861	4	(15)	850
States and municipalities	535	11	(1)	545
Total securities available for sale (a)	$8,754	$65	$(112)	$8,707

Securities held to maturity:
Government agency issued MBS	$509	$—	$(5)	$504
Government agency issued CMO	203	—	(2)	201
Total securities held to maturity	$712	$—	$(7)	$705

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

16	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of June 30, 2022 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$50	$50
After 1 year through 5 years	—	—	122	117
After 5 years through 10 years	—	—	347	319
After 10 years	—	—	1,176	1,050
Subtotal	—	—	1,695	1,536
Government agency issued MBS and CMO (a)	687	601	8,135	7,405
Total	$687	$601	$9,830	$8,941

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains and losses on sales of AFS securities for the three and six months ended June 30, 2022 and 2021 were insignificant. Cash proceeds from sales of AFS securities were insignificant for the three and six months ended June 30, 2022. Cash proceeds from sales of AFS securities were $6 million and $33 million for the three and six months ended June 30, 2021, respectively.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2022 and December 31, 2021:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of June 30, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$3,887	$(362)	$787	$(129)	$4,674	$(491)
Government agency issued CMO	1,695	(115)	819	(126)	2,514	(241)
Other U.S. government agencies	664	(65)	203	(33)	867	(98)
States and municipalities	510	(59)	7	(2)	517	(61)
Total	$6,756	$(601)	$1,816	$(290)	$8,572	$(891)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,973	$(41)	$184	$(8)	$3,157	$(49)
Government agency issued CMO	1,436	(37)	248	(10)	1,684	(47)
Other U.S. government agencies	459	(11)	90	(4)	549	(15)
States and municipalities	68	(1)	—	—	68	(1)
Total	$4,936	$(90)	$522	$(22)	$5,458	$(112)

17	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $27 million and $23 million as of June 30, 2022 and December 31, 2021. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $1 million as of June 30, 2022 and December 31, 2021. FHN has assessed the risk of credit loss and has determined that zero allowance for credit losses for HTM securities was necessary as of June 30, 2022 and December 31, 2021. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $72 million and $70 million at June 30, 2022 and December 31, 2021, respectively. The year-to-date 2022 and 2021 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized losses of $9 million and unrealized gains of $3 million were recognized in the three months ended June 30, 2022 and 2021, respectively, and unrealized losses of $13 million and unrealized gains $6 million were recognized for the six months ended June 30, 2022 and 2021, respectively, for equity investments with readily determinable fair values.

18	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of June 30, 2022 and December 31, 2021, excluding accrued interest of $152 million and $134 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	June 30, 2022	December 31, 2021
Commercial:
Commercial and industrial (a) (b)	$27,835	$26,550
Loans to mortgage companies	3,441	4,518
Total commercial, financial, and industrial	31,276	31,068
Commercial real estate	12,942	12,109
Consumer:
HELOC	1,917	1,964
Real estate installment loans	9,524	8,808
Total consumer real estate	11,441	10,772
Credit card and other	870	910
Loans and leases	$56,529	$54,859
Allowance for loan and lease losses	(624)	(670)
Net loans and leases	$55,905	$54,189

(a)Includes equipment financing leases of $897 million and $792 million as of June 30, 2022 and December 31, 2021, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $375 million and $1.0 billion as of June 30, 2022 and December 31, 2021, respectively.

Restrictions
Loans and leases with carrying values of $37.1 billion and $36.6 billion were pledged as collateral for borrowings at June 30, 2022 and December 31, 2021, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of June 30, 2022, FHN had loans to mortgage companies of $3.4 billion and loans to finance and insurance companies of $3.7 billion. As a result, 23% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

19	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of June 30, 2022 and December 31, 2021:

C&I PORTFOLIO
	June 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$2,945	$5,229	$2,354	$2,613	$1,268	$3,611	$3,441	$8,670	$498	$30,629
Special Mention (PD grade 13)	—	18	8	35	23	72	—	80	24	260
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	4	13	27	4	58	103	—	93	85	387
Total C&I loans	$2,949	$5,260	$2,389	$2,652	$1,349	$3,786	$3,441	$8,843	$607	$31,276

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans (b)	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (c)	$7,372	$3,576	$3,439	$1,455	$1,193	$2,267	$4,518	$6,386	$13	$30,219
Special Mention (PD grade 13)	25	39	50	48	36	43	—	100	4	345
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	24	61	67	103	24	48	—	129	48	504
Total C&I loans	$7,421	$3,676	$3,556	$1,606	$1,253	$2,358	$4,518	$6,615	$65	$31,068

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    C&I loans were converted from revolving to term in 2022 and 2021 were not material.
(c)    Balances include PPP loans.

CRE PORTFOLIO
	June 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,531	$3,065	$1,651	$2,300	$1,071	$3,035	$243	$15	$12,911
Special Mention (PD grade 13)	—	—	—	—	—	19	—	—	19
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	—	—	—	1	—	11	—	12
Total CRE loans	$1,531	$3,065	$1,651	$2,300	$1,072	$3,054	$254	$15	$12,942

20	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$3,441	$2,065	$2,514	$929	$691	$1,822	$204	$—	$11,666
Special Mention (PD grade 13)	4	26	52	125	20	65	—	—	292
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	47	—	24	3	33	32	12	—	151
Total CRE loans	$3,492	$2,091	$2,590	$1,057	$744	$1,919	$216	$—	$12,109

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of June 30, 2022 and December 31, 2021. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	June 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$1,290	$1,928	$878	$568	$305	$1,404	$1,100	$75	$7,548
FICO score 720-739	177	267	120	105	38	250	172	21	1,150
FICO score 700-719	157	220	101	62	40	226	149	26	981
FICO score 660-699	117	141	93	62	66	298	204	26	1,007
FICO score 620-659	10	27	27	45	21	111	56	10	307
FICO score less than 620	13	19	30	13	25	270	61	17	448
Total	$1,764	$2,602	$1,249	$855	$495	$2,559	$1,742	$175	$11,441

21	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$1,594	$1,156	$825	$473	$394	$1,335	$1,086	$115	$6,978
FICO score 720-739	236	171	109	61	44	209	162	21	1,013
FICO score 700-719	143	112	81	68	45	153	141	23	766
FICO score 660-699	164	131	120	106	44	246	204	44	1,059
FICO score 620-659	42	36	55	23	13	118	66	27	380
FICO score less than 620	26	84	42	32	45	272	42	33	576
Total	$2,205	$1,690	$1,232	$763	$585	$2,333	$1,701	$263	$10,772

(a) $3 million and $43 million of HELOC loans were converted from revolving to term in 2022 and 2021, respectively.

22	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of June 30, 2022 and December 31, 2021.

CREDIT CARD & OTHER PORTFOLIO
	June 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$26	$20	$17	$11	$4	$16	$295	$7	$396
FICO score 720-739	5	3	2	2	1	1	39	1	54
FICO score 700-719	4	4	2	1	1	1	37	1	51
FICO score 660-699	8	2	2	1	2	2	39	1	57
FICO score 620-659	3	2	1	—	1	1	19	—	27
FICO score less than 620	71	7	6	10	7	6	177	1	285
Total	$117	$38	$30	$25	$16	$27	$606	$11	$870

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$56	$35	$29	$23	$13	$56	$200	$11	$423
FICO score 720-739	14	5	4	3	4	17	46	3	96
FICO score 700-719	8	5	4	4	3	17	42	1	84
FICO score 660-699	25	6	5	6	4	31	98	2	177
FICO score 620-659	4	3	2	4	3	18	22	1	57
FICO score less than 620	24	3	3	4	4	16	18	1	73
Total	$131	$57	$47	$44	$31	$155	$426	$19	$910

(a) $1 million and $9 million of other consumer loans were converted from revolving to term in 2022 and 2021, respectively.

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

23	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on June 30, 2022 and December 31, 2021:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	June 30, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$27,678	$28	$—	$27,706	$80	$—	$49	$129	$27,835
Loans to mortgage companies	3,441	—	—	3,441	—	—	—	—	3,441
Total commercial, financial, and industrial	31,119	28	—	31,147	80	—	49	129	31,276
Commercial real estate:
CRE (b)	12,903	28	—	12,931	9	—	2	11	12,942
Consumer real estate:
HELOC (c)	1,857	9	6	1,872	34	2	9	45	1,917
Real estate installment loans (d)	9,367	35	8	9,410	56	9	49	114	9,524
Total consumer real estate	11,224	44	14	11,282	90	11	58	159	11,441
Credit card and other:
Credit card	272	3	3	278	—	—	—	—	278
Other	587	3	—	590	2	—	—	2	592
Total credit card and other	859	6	3	868	2	—	—	2	870
Total loans and leases	$56,105	$106	$17	$56,228	$181	$11	$109	$301	$56,529

	December 31, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$26,367	$53	$5	$26,425	$97	$1	$27	$125	$26,550
Loans to mortgage companies	4,518	—	—	4,518	—	—	—	—	4,518
Total commercial, financial, and industrial	30,885	53	5	30,943	97	1	27	125	31,068
Commercial real estate:
CRE (b)	12,087	13	—	12,100	6	1	2	9	12,109
Consumer real estate:
HELOC (c)	1,906	7	6	1,919	34	2	9	45	1,964
Real estate installment loans (d)	8,658	30	27	8,715	44	3	46	93	8,808
Total consumer real estate	10,564	37	33	10,634	78	5	55	138	10,772
Credit card and other:
Credit card	292	2	2	296	—	—	—	—	296
Other	608	3	—	611	1	—	2	3	614
Total credit card and other	900	5	2	907	1	—	2	3	910
Total loans and leases	$54,436	$108	$40	$54,584	$182	$7	$86	$275	$54,859

(a) $123 million and $99 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(b) $6 million and $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(c) $6 million and $7 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(d) $8 million and $50 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.

24	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of June 30, 2022 and December 31, 2021, FHN had commercial loans with amortized cost of approximately $98 million and $120 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $91 million and $7 million, respectively, at June 30, 2022. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three and six months ended June 30, 2022, FHN recognized charge-offs of less than $1 million and of $4 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $8 million and $34 million, respectively, as of June 30, 2022 and $7 million and $20 million, respectively, as of December 31, 2021. Charge-offs during the three and six months ended June 30, 2022 were $2 million for collateral-dependent consumer loans and were not significant for the three and six months ended June 30, 2021.
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
On June 30, 2022 and December 31, 2021, FHN had $199 million and $206 million, respectively, of portfolio loans classified as TDRs. Additionally, $32 million and $35 million of loans held for sale as of June 30, 2022 and December 31, 2021, respectively, were classified as TDRs.
The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

25	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

LOANS MODIFIED IN A TDR
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	—	$—	$—	10	$19	$19
CRE	—	—	—	—	—	—
HELOC	42	3	3	7	—	—
Real estate installment loans	95	24	24	26	6	6
Credit card and other	8	—	—	15	—	—
Total TDRs	145	$27	$27	58	$25	$25

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	3	$—	$—	27	$28	$27
CRE	—	—	—	1	12	10
HELOC	56	5	5	19	2	2
Real estate installment loans	181	40	40	35	8	8
Credit card and other	9	—	—	28	—	—
Total TDRs	249	$45	$45	110	$50	$47

The following table presents TDRs which re-defaulted during the three and six months ended June 30, 2022 and 2021, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

LOANS MODIFIED IN A TDR THAT RE-DEFAULTED
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	2	$—	5	$1
CRE	—	—	2	9
HELOC	—	—	—	—
Real estate installment loans	6	1	4	1
Credit card and other	1	—	1	—
Total TDRs	9	$1	12	$11

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	5	$—	12	$2
CRE	—	—	2	9
HELOC	—	—	1	—
Real estate installment loans	6	1	7	3
Credit card and other	9	—	1	—
Total TDRs	20	$1	23	$14

26	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Note 4—Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments, collectively referred to as the Allowance for Credit Losses, or the ACL. The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the unfunded lending commitments are reported in the Consolidated Statements of Income as provision for credit losses.
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
The expected loan losses are the product of multiplying FHN’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure as default (EAD), including amortization and prepayment assumptions, on an undiscounted basis. FHN uses models or assumptions to develop the expected loss forecasts, which incorporate multiple macroeconomic forecasts over a four-year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, generally incorporating loan grades for commercial loans. As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN uses qualitative adjustments to adjust historical loss information in situations where current loan characteristics differ from those in the historical loss information and for differences in economic conditions and other factors.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of June 30, 2022 and December 31, 2021, FHN recognized less than $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and six months ended June 30, 2022 and 2021 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The ACL balance as of June 30, 2022 reflects the continued decrease in the unfavorable impact of COVID-19, offset by potential economic instability projected in the macroeconomic forecasts resulting from inflation and interest rate increases, as well as the impact of loan growth. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple Moody’s forecast scenarios for its macroeconomic inputs. During the three and six months ended June 30, 2022, FHN's scenario selection process gave consideration to key economic drivers such as inflation, interest rate increases, supply chain disruptions, the labor markets, and to a lesser extent the Russia/Ukraine conflict and the COVID-19 pandemic. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on the base case forecast, which assumed positive real GDP growth over the forecast horizon.
During the year ended December 31, 2021, FHN considered stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic, and added qualitative adjustments, where needed, to account for the risks not captured in modeled results. Management also made qualitative adjustments to reflect

27	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
estimated recoveries based on a review of prior charge off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and six months ended June 30, 2022 and 2021:

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended June 30, 2022
Allowance for loan and lease losses:
Balance as of April 1, 2022	$287	$151	$164	$20	$622
Charge-offs	(12)	—	(2)	(7)	(21)
Recoveries	1	1	6	1	9
Provision for loan and lease losses	(2)	(11)	15	12	14
Balance as of June 30, 2022	$274	$141	$183	$26	$624

Reserve for remaining unfunded commitments:
Balance as of April 1, 2022	43	12	9	—	64
Provision for remaining unfunded commitments	10	5	1	—	16
Balance as of June 30, 2022	53	17	10	—	80
Allowance for credit losses as of June 30, 2022	$327	$158	$193	$26	$704

	Three Months Ended June 30, 2021
Allowance for loan and lease losses:
Balance as of April 1, 2021	$442	$232	$222	$18	$914
Charge-offs	(2)	—	(1)	(3)	(6)
Recoveries	5	1	8	2	16
Provision for loan losses	(60)	(23)	(26)	—	(109)
Balance as of June 30, 2021	$385	$210	$203	$17	$815

Reserve for remaining unfunded commitments:
Balance as of April 1, 2021	$62	$11	$8	$—	$81
Provision for remaining unfunded commitments	(5)	(2)	1	—	(6)
Balance as of June 30, 2021	$57	9	9	—	$75
Allowance for credit losses as of June 30, 2021	$442	$219	$212	$17	$890

28	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

	Six Months Ended June 30, 2022
Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(25)	—	(3)	(12)	(40)
Recoveries	4	1	11	2	18
Provision for loan and lease losses	(39)	(14)	12	17	(24)
Balance as of June 30, 2022	$274	$141	$183	$26	$624

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	$46	$12	$8	$—	$66
Provision for remaining unfunded commitments	7	5	2	—	14
Balance as of June 30, 2022	$53	$17	$10	$—	$80
Allowance for credit losses as of June 30, 2022	$327	$158	$193	$26	$704

	Six Months Ended June 30, 2021
Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(16)	(3)	(4)	(6)	(29)
Recoveries	11	3	14	3	31
Provision for loan and lease losses	(63)	(32)	(49)	(6)	(150)
Balance as of June 30, 2021	$385	$210	$203	$17	$815

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	$65	$10	$10	$—	$85
Provision for remaining unfunded commitments	(8)	(1)	(1)	—	(10)
Balance as of June 30, 2021	57	9	9	—	75
Allowance for credit losses as of June 30, 2021	$442	$219	$212	$17	$890

(a) C&I loans as of June 30, 2022 and 2021 include $375 million and $3.8 billion in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.

29	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
Prior to the IBKC merger, FHN’s mortgage banking operations were not significant. At June 30, 2022, FHN had approximately $41 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2022 and 2021, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of the six months ended June 30, 2022 and the year ended December 31, 2021.

MORTGAGE LOANS HELD FOR SALE
(Dollars in millions)	June 30, 2022	December 31, 2021
Balance at beginning of period	$250	$409
Originations and purchases	902	2,836
Sales, net of gains	(1,018)	(3,025)
Mortgage loans transferred from (to) held for investment	—	30
Balance at end of period	$134	$250

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

MORTGAGE SERVICING RIGHTS
	June 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$17	$(4)	$13	$39	$(9)	$30

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of June 30, 2022 and December 31, 2021. Total mortgage servicing fees included in mortgage banking and title income were $3 million and $1 million for the six months ended June 30, 2022 and 2021, respectively. Mortgage servicing rights with a net carrying amount of $21 million were sold during the second quarter of 2022 resulting in a gain of $12 million which is included in mortgage banking and title income on the Consolidated Statement of Income.

30	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2020	$880	$631	$1,511
Additions	—	—	—
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
June 30, 2022	$880	$631	$1,511

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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	June 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(150)	$221	$371	$(128)	$243
Client relationships	37	(13)	24	37	(11)	26
Other (a)	36	(9)	27	41	(12)	29
Total	$444	$(172)	$272	$449	$(151)	$298

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

31	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								June 30, 2022	December 31, 2021
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	4,936	494	494	—
						31,686	$1,032	$1,014	$520

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

On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including closing of the Proposed TD Merger or termination of the TD Merger Agreement. Conversion occurs at a fixed rate of 5,574.136 shares of common stock for each share of Series G Convertible Preferred Stock, or 4,000 shares of common stock if regulatory approval of the Proposed TD Merger is not obtained. For more information on the impact of the convertible features on diluted earnings per share, see Note 9 - Earnings Per Share.
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
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On June 30, 2022 and December 31, 2021, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.

32	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2022 and 2021:

ACCUMULATED OTHER COMPREHENSIVE INCOME
(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2022	$(440)	$(18)	$(253)	$(711)
Net unrealized gains (losses)	(231)	(25)	—	(256)
Amounts reclassified from AOCI	—	3	1	4
Other comprehensive income (loss)	(231)	(22)	1	(252)
Balance as of June 30, 2022	$(671)	$(40)	$(252)	$(963)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2022	$(36)	$3	$(255)	$(288)
Net unrealized gains (losses)	(635)	(45)	—	(680)
Amounts reclassified from AOCI	—	2	3	5
Other comprehensive income (loss)	(635)	(43)	3	(675)
Balance as of June 30, 2022	$(671)	$(40)	$(252)	$(963)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2021	$5	$10	$(256)	$(241)
Net unrealized gains (losses)	38	—	—	38
Amounts reclassified from AOCI	—	(2)	2	—
Other comprehensive income (loss)	38	(2)	2	38
Balance as of June 30, 2021	$43	$8	$(254)	$(203)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2021	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(65)	(1)	3	(63)
Amounts reclassified from AOCI	—	(3)	3	—
Other comprehensive income (loss)	(65)	(4)	6	(63)
Balance as of June 30, 2021	$43	$8	$(254)	$(203)

33	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI	2022	2021	2022	2021	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$4	$(2)	$3	$(4)	Interest and fees on loans and leases
Tax expense (benefit)	(1)	—	(1)	1	Income tax expense
	3	(2)	2	(3)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	2	2	4	4	Other expense
Tax expense (benefit)	(1)	—	(1)	(1)	Income tax expense
	1	2	3	3
Total reclassification from AOCI	$4	$—	$5	$—

34	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2022	2021	2022	2021
Net income	$177	$311	$374	$546
Net income attributable to noncontrolling interest	3	3	6	6
Net income attributable to controlling interest	174	308	368	540
Preferred stock dividends	8	13	16	21
Net income available to common shareholders	$166	$295	$352	$519

Weighted average common shares outstanding—basic	534,604	550,297	533,915	551,268
Effect of dilutive restricted stock, performance equity awards and options	7,319	5,913	7,223	5,230
Effect of dilutive convertible preferred stock (a)	27,512	—	18,696	—
Weighted average common shares outstanding—diluted	569,435	556,210	559,834	556,498

Basic earnings per common share	$0.31	$0.54	$0.66	$0.94
Diluted earnings per common share	$0.29	$0.53	$0.63	$0.93

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

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2022	2021	2022	2021
Stock options excluded from the calculation of diluted EPS	23	1,516	48	1,544
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$27.88	$20.98	$25.60	$20.97
Other equity awards excluded from the calculation of diluted EPS	1,892	1,379	1,231	1,387

35	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2022, the aggregate amount of liabilities established for all such loss contingency matters was $7 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2022, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Material Matters
At June 30, 2022, no pending or known threatened matters were material loss contingency matters, as described above.
Exposures from pre-2009 Mortgage Business
FHN is contending with indemnification claims related to "other whole loans sold," which were mortgage loans originated by FHN before 2009 and sold outside of a

36	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $17 million as of both June 30, 2022 and December 31, 2021. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

37	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
The components of net periodic benefit cost for the three and six months ended June 30 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Components of net periodic benefit cost
Interest cost	$5	$4	$10	$8
Expected return on plan assets	(6)	(4)	(12)	(8)
Amortization of unrecognized:
Actuarial (gain) loss	2	2	4	4
Other	—	—	—	2
Net periodic benefit cost	$1	$2	$2	$6

38	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

39	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three and six months ended June 30, 2022 and 2021:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$465	$141	$(64)	$542
Provision for credit losses	52	(18)	(4)	30
Noninterest income	114	96	(9)	201
Noninterest expense (a)	297	116	75	488
Income (loss) before income taxes	230	139	(144)	225
Income tax expense (benefit)	54	34	(40)	48
Net income (loss)	$176	$105	$(104)	$177
Average assets	$41,952	$20,227	$24,147	$86,326

	Three Months Ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$444	$153	$(100)	$497
Provision for credit losses	(88)	(21)	(6)	(115)
Noninterest income	109	149	27	285
Noninterest expense (a)	270	145	83	498
Income (loss) before income taxes	371	178	(150)	399
Income tax expense (benefit)	87	43	(42)	88
Net income (loss)	$284	$135	$(108)	$311
Average assets	$42,352	$20,104	$25,103	$87,559

(a) 2022 and 2021 includes $38 million and $32 million, respectively, in merger and integration expenses related to the IBKC merger and Proposed TD Merger in the Corporate segment.

	Six Months Ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$891	$285	$(155)	$1,021
Provision for credit losses	21	(21)	(10)	(10)
Noninterest income	227	201	2	430
Noninterest expense (a)	598	252	132	982
Income (loss) before income taxes	499	255	(275)	479
Income tax expense (benefit)	117	62	(74)	105
Net income (loss)	$382	$193	$(201)	$374
Average assets	$41,251	$20,236	$25,963	$87,450

40	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$875	$312	$(183)	$1,004
Provision for credit losses	(117)	(28)	(15)	(160)
Noninterest income	210	335	38	583
Noninterest expense (a)	545	303	194	1,042
Income (loss) before income taxes	657	372	(324)	705
Income tax expense (benefit)	153	90	(84)	159
Net income (loss)	$504	$282	$(240)	$546
Average assets	$42,451	$20,825	$23,210	$86,486

(a) 2022 and 2021 includes $75 million and $102 million, respectively, in merger and integration expenses related to the IBKC merger and Proposed TD Merger in the Corporate segment.

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and six months ended June 30, 2022 and 2021:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three months ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$51	$—	$51
Deposit transactions and cash management	38	2	2	42
Mortgage banking and title income	—	34	—	34
Brokerage, management fees and commissions	24	—	—	24
Card and digital banking fees	21	—	2	23
Other service charges and fees	9	6	—	15
Trust services and investment management	12	—	—	12
Deferred compensation income	—	—	(17)	(17)
Other income (c)	10	3	4	17
Total noninterest income	$114	$96	$(9)	$201

41	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Three months ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$102	$—	$102
Deposit transactions and cash management	39	3	2	44
Mortgage banking and title income	—	38	—	38
Brokerage, management fees and commissions	21	—	—	21
Card and digital banking fees	18	1	2	21
Other service charges and fees	6	4	1	11
Trust services and investment management	14	—	—	14
Securities gains (losses), net (b)	—	—	11	11
Deferred compensation income	—	—	7	7
Other income (c)	11	1	4	16
Total noninterest income	$109	$149	$27	$285

(a)2022 and 2021 includes $10 million and $14 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

	Six Months Ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$124	$—	$124
Deposit transactions and cash management	77	5	4	86
Mortgage banking and title income	—	56	—	56
Brokerage, management fees and commissions	48	—	—	48
Card and digital banking fees	38	1	4	43
Other service charges and fees	16	11	1	28
Trust services and investment management	25	—	—	25
Securities gains (losses), net (b)	—	—	6	6
Deferred compensation income	—	—	(21)	(21)
Other income (c)	23	4	8	35
Total noninterest income	$227	$201	$2	$430

42	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$227	$—	$228
Deposit transactions and cash management	77	6	3	86
Mortgage banking and title income	—	90	1	91
Brokerage, management fees and commissions	41	—	—	41
Card and digital banking fees	32	2	4	38
Other service charges and fees	12	7	2	21
Trust services and investment management	26	—	—	26
Securities gains (losses), net (b)	—	—	11	11
Deferred compensation income	—	—	9	9
Other income (c)	21	3	8	32
Total noninterest income	$210	$335	$38	$583

(a)2022 and 2021 includes $21 million and $24 million for 2022 and 2021, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

43	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of June 30, 2022 and December 31, 2021:

CONSOLIDATED VIEs
(Dollars in millions)	June 30, 2022	December 31, 2021
Assets:
Other assets	$183	$205

Liabilities:
Other liabilities	$157	$179

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and six months ended June 30, 2022 and 2021.

44	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 for LIHTC investments accounted for under the proportional amortization method.

LIHTC IMPACTS ON TAX EXPENSE
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$11	$9	$21	$17
Low income housing tax credits	(12)	(8)	(23)	(17)
Other tax benefits related to qualifying LIHTC investments	(3)	(3)	(5)	(5)

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

45	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
the borrowing entity. First Horizon Bank has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
Proprietary Trust Preferred Issuances
In conjunction with its acquisitions, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the ability to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of June 30, 2022 and December 31, 2021:

NONCONSOLIDATED VIEs AT JUNE 30, 2022
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$417	$146	(a)
Other tax credit investments (b)	88	68	Other assets
Small issuer trust preferred holdings (c)	179	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	8,542	—	(e)
Commercial loan troubled debt restructurings (f)	57	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $271 million of current investments and $146 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $450 million classified as trading securities, $687 million classified as held to maturity and $7.4 billion classified as securities available for sale
(f)Maximum loss exposure represents $57 million of current receivables with no additional contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

NONCONSOLIDATED VIEs AT DECEMBER 31, 2021
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
(g)No exposure to loss due to nature of FHN's involvement.

46	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2022 and December 31, 2021, respectively, FHN had $238 million and $181 million of cash receivables and $58 million and $102 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $38 million and $91 million for the three months ended June 30, 2022 and 2021, $99 million and

47	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
$206 million for the six months ended June 30, 2022 and 2021, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of June 30, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH TRADING
	June 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,183	$4	$194
Offsetting upstream interest rate contracts	3,183	29	2
Option contracts purchased	3	—	—
Forwards and futures purchased	3,262	14	7
Forwards and futures sold	3,513	7	14

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,587	$84	$41
Offsetting upstream interest rate contracts	3,587	4	8
Option contracts purchased	13	—	—
Forwards and futures purchased	4,430	2	9
Forwards and futures sold	5,044	10	2

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
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of June 30, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	June 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,232	$9	$352
Offsetting upstream interest rate contracts	8,232	68	8

48	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,037	$202	$29
Offsetting upstream interest rate contracts	8,037	4	15

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$163	$46	$517	$(168)
Offsetting upstream interest rate contracts (a)	(163)	(46)	(517)	168

(a)Gains (losses) included in other expense within the Consolidated Statements of Income.

Cash Flow Hedges
Prior to 2021, FHN entered into pay floating, receive fixed interest rate swaps designed to manage its exposure to the variability in cash flows related to interest payments on debt instruments. In conjunction with the IBKC merger, FHN acquired interest rate contracts (floors and collars) which have been re-designated as cash flow hedges. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments based on 1-month LIBOR.
In 2022, FHN entered into interest rate contracts (floors) which have been designated as cash flow hedges. These hedges reference 1-month Term SOFR and FHN has made certain elections under ASU 2020-04 to facilitate qualification for hedge accounting during the time that hedged items transition away from 1-Month LIBOR.
In a cash flow hedge, the entire change in the fair value of the interest rate derivatives included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	June 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$3,850	$54	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$3,850	N/A

49	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,100	$13	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,100	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$37	$(6)	$69	$(14)
Gain (loss) recognized in other comprehensive income (loss)	(25)	—	(45)	(1)
Gain (loss) reclassified from AOCI into interest income	3	(2)	2	(3)

(a)Approximately $7 million of pre-tax gains are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	June 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$144	$3	$—
Forward contracts written	239	1	1

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$241	$4	$—
Forward contracts written	404	—	—

50	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and six months ended June 30, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(2)	$1	$1	$(9)
Forward contracts written	9	(11)	27	12

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2022 and December 31, 2021, the derivative liabilities associated with the sales of Visa Class B shares were $28 million and $23 million, respectively. FHN recognized $12 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the three and six months ended June 30, 2022 and $19 million for the year ended December 31, 2021. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2022 and December 31, 2021, these loans were valued at $6 million and $7 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of June 30, 2022 and December 31, 2021, the notional values of FHN’s risk participations were $229 million and $257 million of derivative assets and $777 million and $500 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third party customers referenced in the swap contracts defaulted at June 30, 2022 and December 31, 2021, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, FHN recognized an insignificant amount of assets and liabilities associated with these contracts.
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

51	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $1 million of assets and $192 million of liabilities on June 30, 2022, and $67 million of assets and $26 million of liabilities on December 31, 2021. As of June 30, 2022 and December 31, 2021, FHN had received collateral of $142 million and $205 million and posted collateral of $44 million and $14 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $140 million of assets and $192 million of liabilities on June 30, 2022, and $74 million of assets and $30 million of liabilities on December 31, 2021. As of June 30, 2022 and December 31, 2021, FHN had received collateral of $284 million and $213 million and posted collateral of $44 million and $18 million, respectively, in the normal course of business related to these contracts.
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

52	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2022
Interest rate derivative contracts	$166	$—	$166	$(15)	$(151)	$—
Forward contracts	21	—	21	(12)	(9)	—
	$187	$—	$187	$(27)	$(160)	$—

December 31, 2021
Interest rate derivative contracts	$311	$—	$311	$(32)	$(181)	$98
Forward contracts	12	—	12	(4)	(3)	5
	$323	$—	$323	$(36)	$(184)	$103

(a)Included in other assets on the Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, $2 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2022
Interest rate derivative contracts	$557	$—	$557	$(15)	$(167)	$375
Forward contracts	21	—	21	(12)	(8)	1
	$578	$—	$578	$(27)	$(175)	$376
December 31, 2021
Interest rate derivative contracts	$93	$—	$93	$(32)	$(38)	$23
Forward contracts	10	—	10	(4)	(1)	5
	$103	$—	$103	$(36)	$(39)	$28

(a)Included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, $28 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

53	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of June 30, 2022 and December 31, 2021:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
June 30, 2022	$423	$—	$423	$(6)	$(415)	$2
December 31, 2021	488	—	488	(10)	(476)	2

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of June 30, 2022 and December 31, 2021:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2022	$1,158	$—	$1,158	$(6)	$(1,152)	$—
December 31, 2021	1,247	—	1,247	(10)	(1,237)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

54	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of June 30, 2022 and December 31, 2021:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	June 30, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$6	$—	$6
Government agency issued MBS	1,027	—	1,027
Government agency issued CMO	95	—	95
Other U.S. government agencies	30	—	30
Total securities sold under agreements to repurchase	$1,158	$—	$1,158

	December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$33	$—	$33
Government agency issued MBS	1,068	—	1,068
Other U.S. government agencies	31	—	31
Government guaranteed loans (SBA and USDA)	115	—	115
Total securities sold under agreements to repurchase	$1,247	$—	$1,247

55	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

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
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

56	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	June 30, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$19	$—	$19
Government agency issued MBS	—	228	—	228
Government agency issued CMO	—	223	—	223
Other U.S. government agencies	—	50	—	50
States and municipalities	—	13	—	13
Corporate and other debt	—	833	—	833
Interest-only strips (elected fair value)	—	—	26	26
Total trading securities	—	1,366	26	1,392
Loans held for sale (elected fair value)	—	109	34	143
Securities available for sale:
Government agency issued MBS	—	4,779	—	4,779
Government agency issued CMO	—	2,626	—	2,626
Other U.S. government agencies	—	974	—	974
States and municipalities	—	562	—	562
Total securities available for sale	—	8,941	—	8,941
Other assets:
Deferred compensation mutual funds	115	—	—	115
Equity, mutual funds, and other	22	—	—	22
Derivatives, forwards and futures	22	—	—	22
Derivatives, interest rate contracts	—	166	—	166
Derivatives, other	—	1	—	1
Total other assets	159	167	—	326
Total assets	$159	$10,583	$60	$10,802
Trading liabilities:
U.S. treasuries	$—	$298	$—	$298
Government issued agency CMO	—	1	—	1
Corporate and other debt	—	95	—	95
Total trading liabilities	—	394	—	394
Other liabilities:
Derivatives, forwards and futures	21	—	—	21
Derivatives, interest rate contracts	—	556	—	556
Derivatives, other	—	1	28	29
Total other liabilities	21	557	28	606
Total liabilities	$21	$951	$28	$1,000

57	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$85	$—	$85
Government agency issued MBS	—	464	—	464
Government agency issued CMO	—	62	—	62
Other U.S. government agencies	—	276	—	276
States and municipalities	—	34	—	34
Corporate and other debt	—	642	—	642
Interest-only strips (elected fair value)	—	—	38	38
Total trading securities	—	1,563	38	1,601
Loans held for sale (elected fair value)	—	230	28	258
Securities available for sale:
Government agency issued MBS	—	5,055	—	5,055
Government agency issued CMO	—	2,257	—	2,257
Other U.S. government agencies	—	850	—	850
States and municipalities	—	545	—	545
Total securities available for sale	—	8,707	—	8,707
Other assets:
Deferred compensation mutual funds	125	—	—	125
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	12	—	—	12
Derivatives, interest rate contracts	—	311	—	311
Derivatives, other	—	1	—	1
Total other assets	162	312	—	474
Total assets	$162	$10,812	$66	$11,040
Trading liabilities:
U.S. treasuries	$—	$334	$—	$334
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	91	—	91
Total trading liabilities	—	426	—	426
Other liabilities:
Derivatives, forwards and futures	11	—	—	11
Derivatives, interest rate contracts	—	93	—	93
Derivatives, other	—	1	23	24
Total other liabilities	11	94	23	128
Total liabilities	$11	$520	$23	$554

58	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2022 and 2021 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended June 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2022	$12		$32		$(18)
Total net gains (losses) included in net income	(3)		—		(12)
Settlements	—		—		2
Net transfers into (out of) Level 3	17	(b)	2		—
Balance on June 30, 2022	$26		$34		$(28)
Net unrealized gains (losses) included in net income	$(3)	(c)	$—	(a)	$(12)	(d)

	Three Months Ended June 30, 2021
(Dollars in millions)	Interest-only strips-AFS		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on April 1, 2021	$22		$12		$17		$(21)
Total net gains (losses) included in net income	(1)		1		—		—
Purchases	—		5		—		—
Sales	(6)		(10)		—		—
Settlements	—		(1)		—		3
Net transfers into (out of) Level 3	15	(b)	18	(e)	(17)	(e)	—
Balance on June 30, 2021	$30		$25		$—		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$1	(a)	$—		$—	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on April 1, 2021.

59	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2022 and 2021, on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Six Months Ended June 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Total net gains (losses) included in net income	(3)		—		(12)
Purchases	—		1		—
Sales	(37)		—		—
Settlements	—		(1)		7
Net transfers into (out of) Level 3	28	(b)	6		—
Balance on June 30, 2022	$26		$34		$(28)
Net unrealized gains (losses) included in net income	$(4)	(c)	$—	(a)	$(12)	(d)

	Six Months Ended June 30, 2021
(Dollars in millions)	Interest-only strips-AFS		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16		$(14)
Total net gains (losses) included in net income	4		2		—		(9)
Purchases	—		5		—		—
Sales	(33)		(10)		—		—
Settlements	—		(2)		(2)		5
Net transfers into (out of) Level 3	27	(b)	18	(e)	(14)	(e)	—
Balance on June 30, 2021	$30		$25		$—		$(18)
Net unrealized gains (losses) included in net income	$1	(c)	$2	(a)	$—		$(9)	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on April 1, 2021.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2022 and 2021.

60	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at June 30, 2022, and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
	Carrying value at June 30, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$690	$—	$690
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	133	133
OREO (b)	—	—	2	2
Other assets (c)	—	—	40	40

	Carrying value at December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$852	$1	$853
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	84	84
OREO (b)	—	—	3	3
Other assets (c)	—	—	30	30

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2022 and 2021:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended June 30,		Net gains (losses) Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Loans held for sale—SBAs and USDA	$(3)	$(2)	$(4)	$(2)
Loans and leases (a)	—	(1)	(1)	(3)
OREO (b)	—	(1)	—	(1)
Other assets (c)	(1)	—	(2)	—
	$(4)	$(4)	$(7)	$(6)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.

61	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

For the three and six months ended June 30, 2022, FHN recognized $1 million of fixed asset recoveries for both periods and less than $1 million of leased asset impairments primarily related to continuing merger and acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.
For the three and six months ended June 30, 2021, FHN recognized less than $1 million and $33 million of fixed asset impairments, respectively, and no impairment and $3 million of leased asset impairments, respectively, primarily related to continuing merger and acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.
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
Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of June 30, 2022 and December 31, 2021:

62	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at June 30, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$26	Discounted cash flow	Constant prepayment rate	12%	12%
			Bond equivalent yield	16% - 18%	16%
Loans held for sale - residential real estate	$35	Discounted cash flow	Prepayment speeds - First mortgage	3% - 10%	4%
			Foreclosure losses	63% - 77%	65%
			Loss severity trends - First mortgage	0% - 12% of UPB	7%
Derivative liabilities, other	$28	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.2 billion	$5.9 billion
			Probability of resolution scenarios	10% - 30%	24%
			Time until resolution	6 - 36 months	24 months
Loans and leases (a)	$133	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$2	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$40	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

63	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$38	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	11% - 14%	11%
Loans held for sale - residential real estate	$29	Discounted cash flow	Prepayment speeds - First mortgage	4% - 12%	5%
			Foreclosure losses	54% - 66%	65%
			Loss severity trends - First mortgage	1% - 14% of UPB	8%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	11%	11%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.8 billion - $6.2 billion	$6.0 billion
			Probability of resolution scenarios	15% - 35%	24%
			Time until resolution	12 - 36 months	25 months
Loans and leases (a)	$84	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$30	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

64	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

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

65	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

The following tables reflect the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	June 30, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$143	$148	$(5)
Nonaccrual loans	4	7	(3)

	December 31, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$258	$264	$(6)
Nonaccrual loans	4	7	(3)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$2	$4	$(6)	$(5)

For the three and six months ended June 30, 2022 and 2021, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

66	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

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

67	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of June 30, 2022 and December 31, 2021, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets,

68	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

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
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

69	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	June 30, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,002	$—	$—	$31,296	$31,296
Commercial real estate	12,801	—	—	13,191	13,191
Consumer:
Consumer real estate	11,258	—	—	11,252	11,252
Credit card and other	844	—	—	885	885
Total loans and leases, net of allowance for loan and lease losses	55,905	—	—	56,624	56,624
Short-term financial assets:
Interest-bearing deposits with banks	9,475	9,475	—	—	9,475
Federal funds sold	289	—	289	—	289
Securities purchased under agreements to resell	423	—	423	—	423
Total short-term financial assets	10,187	9,475	712	—	10,187
Trading securities (a)	1,392	—	1,366	26	1,392
Loans held for sale:
Mortgage loans (elected fair value) (a)	143	—	109	34	143
USDA & SBA loans - LOCOM	690	—	690	—	690
Other loans - LOCOM	3	—	3	—	3
Mortgage loans - LOCOM	34	—	—	34	34
Total loans held for sale	870	—	802	68	870
Securities available for sale (a)	8,941	—	8,941	—	8,941
Securities held to maturity	687	—	601	—	601
Derivative assets (a)	189	22	167	—	189
Other assets:
Tax credit investments	504	—	—	498	498
Deferred compensation mutual funds	115	115	—	—	115
Equity, mutual funds, and other (b)	255	22	—	233	255
Total other assets	874	137	—	731	868
Total assets	$79,045	$9,634	$12,589	$57,449	$79,672
Liabilities:
Defined maturity deposits	$2,888	$—	$2,893	$—	$2,893
Trading liabilities (a)	394	—	394	—	394
Short-term financial liabilities:
Federal funds purchased	566	—	566	—	566
Securities sold under agreements to repurchase	1,158	—	1,158	—	1,158
Other short-term borrowings	229	—	229	—	229
Total short-term financial liabilities	1,953	—	1,953	—	1,953
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	66	—	—	61	61
Secured borrowings	7	—	—	7	7
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,332	—	1,331	—	1,331
Total term borrowings	1,599	—	1,331	265	1,596
Derivative liabilities (a)	606	21	557	28	606
Total liabilities	$7,440	$21	$7,128	$293	$7,442

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $204 million.

70	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$30,734	$—	$—	$31,020	$31,020
Commercial real estate	11,955	—	—	11,986	11,986
Consumer:
Consumer real estate	10,609	—	—	11,111	11,111
Credit card and other	891	—	—	906	906
Total loans and leases, net of allowance for loan and lease losses	54,189	—	—	55,023	55,023
Short-term financial assets:
Interest-bearing deposits with banks	14,907	14,907	—	—	14,907
Federal funds sold	153	—	153	—	153
Securities purchased under agreements to resell	488	—	488	—	488
Total short-term financial assets	15,548	14,907	641	—	15,548
Trading securities (a)	1,601	—	1,563	38	1,601
Loans held for sale:
Mortgage loans (elected fair value) (a)	258	—	230	28	258
USDA & SBA loans - LOCOM	853	—	855	1	856
Other loans - LOCOM	24	—	24	—	24
Mortgage loans - LOCOM	37	—	—	37	37
Total loans held for sale	1,172	—	1,109	66	1,175
Securities available for sale (a)	8,707	—	8,707	—	8,707
Securities held to maturity	712	—	705	—	705
Derivative assets (a)	324	12	312	—	324
Other assets:
Tax credit investments	456	—	—	450	450
Deferred compensation mutual funds	125	125	—	—	125
Equity, mutual funds, and other (b)	257	25	—	232	257
Total other assets	838	150	—	682	832
Total assets	$83,091	$15,069	$13,037	$55,809	$83,915
Liabilities:
Defined maturity deposits	$3,500	$—	$3,524	$—	$3,524
Trading liabilities (a)	426	—	426	—	426
Short-term financial liabilities:
Federal funds purchased	775	—	775	—	775
Securities sold under agreements to repurchase	1,247	—	1,247	—	1,247
Other short-term borrowings	102	—	102	—	102
Total short-term financial liabilities	2,124	—	2,124	—	2,124
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	59	—	—	58	58
Secured borrowings	6	—	—	6	6
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,331	—	1,452	—	1,452
Total term borrowings	1,590	—	1,452	261	1,713
Derivative liabilities (a)	128	11	94	23	128
Total liabilities	$7,768	$11	$7,620	$284	$7,915

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $203 million.

71	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2022 and December 31, 2021:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Unfunded Commitments:
Loan commitments	$26,049	$24,229	$1	$1
Standby and other commitments	723	810	6	6

72	2Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 17 - Other Events
Note 17 – Other Events

On July 30, 2022, FHN sold its title services business, Lenders Title Group, resulting in a gain of approximately $20 million that will be recognized in third quarter 2022.

73	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

74	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Introduction
First Horizon Corporation (NYSE common stock trading symbol “FHN”) is a financial holding company headquartered in Memphis, Tennessee. FHN’s principal subsidiary, and only banking subsidiary, is First Horizon Bank. Through the Bank and other subsidiaries, FHN offers regional banking, mortgage lending, title insurance, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management, capital markets, and other financial services to commercial, consumer, and governmental clients throughout the U.S. At June 30, 2022, FHN had over 500 business locations in 22 states, including over 400 banking centers in 12 states, and employed more than 7,500 associates.
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
In connection with the TD Merger Agreement, TD purchased from FHN shares of non-voting Perpetual Convertible Preferred Stock, Series G, a new series of preferred stock of FHN (the “Series G Convertible Preferred Stock”) in a private placement transaction having an aggregate liquidation preference and purchase price of approximately $494 million, pursuant to a securities purchase agreement between FHN and TD entered into concurrently with the execution and delivery of the TD Merger Agreement. The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of Company Common Stock in certain circumstances, including the closing of the Proposed TD Merger or the termination of the TD Merger Agreement.

75	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Financial Performance Summary
Second Quarter 2022 Highlights
FHN reported second quarter 2022 net income available to common shareholders of $166 million, or $0.29 per diluted share, compared to $187 million, or $0.34 per diluted share, in first quarter 2022 and $295 million, or $0.53 per diluted share, in second quarter 2021.
Net interest income of $542 million increased $63 million from first quarter 2022 reflecting the benefit of higher rates, loan growth, and higher investment portfolio income, partially offset by higher funding costs. Compared to second quarter 2021, net interest income increased $45 million, driven by higher average investment portfolio balances and higher earning asset yields.
Provision for credit losses was $30 million in second quarter 2022 compared to a benefit of $40 million in first quarter 2022 largely reflecting the impact of loan growth and a revised macroeconomic outlook. The provision for credit losses increased $145 million compared to a benefit of $115 million in second quarter 2021, as the benefit in the prior year reflected an improved macroeconomic outlook, positive credit grade migration, and lower loan balances.
Noninterest income of $201 million decreased $28 million compared to first quarter 2022 and $84 million compared to second quarter 2021 largely driven by declines in fixed income and deferred compensation income.
Noninterest expense of $488 million decreased $5 million from first quarter 2022, largely reflecting decreases in personnel, contract employment and outsourcing, and legal and professional expenses, partially offset by an increase in other noninterest expense. Compared with second quarter 2021, noninterest expense decreased $10 million largely reflecting a $41 million decrease in personnel expense offset by a $26 million increase in other noninterest expense. Merger and acquisition expenses related to the IBKC and Proposed TD Mergers totaled $38 million for the second quarter of 2022 compared to $37 million in first quarter 2022 and $32 million in second quarter 2021.
Year-to-Date and Period End Highlights
For the six months ended June 30, 2022, net income available to common shareholders was $352 million, or $0.63 per diluted share, compared to $519 million, or $0.93 per diluted share, for the six months ended June 30, 2021. The decrease was largely the result of a $150 million increase in the provision for credit losses.
Period-end loans and leases of $56.5 billion increased $1.7 billion from December 31, 2021 largely driven by commercial loan growth which was partially offset by a $663 million decrease in PPP loans. Average loans and leases of $55.6 billion in second quarter 2022 decreased $1.2 billion from $56.8 billion in second quarter 2021 largely driven by a decline in PPP loans partially offset by non-PPP commercial loan growth.
Period-end deposits of $70.5 billion decreased $4.3 billion, or 6%, from December 31, 2021 driven by a $3.6 billion decrease in interest-bearing deposits and a $769 million decrease in noninterest-bearing deposits. Average deposits decreased $1.2 billion from second quarter 2021 from higher deposit balances in the prior year associated with elevated liquidity related to the COVID-19 pandemic.
Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2022 were 11.62% and 12.96%, an improvement from 11.04% and 12.34% at December 31, 2021, respectively. The CET1 ratio was 9.81% at June 30, 2022 compared to 9.92% at December 31, 2021.
The following portions of this MD&A focus in more detail on the results of operations for the three and six months ended June 30, 2022, the three months ended March 31, 2022, and the three and six months ended June 30, 2021 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.

76	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the six months ended
(Dollars in millions, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pre-provision net revenue (a)	$255	$215	$284	$469	$545
Diluted earnings per common share	$0.29	$0.34	$0.53	$0.63	$0.93
Return on average assets (b)	0.82%	0.90%	1.42%	0.86%	1.27%
Return on average common equity (c)	9.12%	9.92%	15.45%	9.52%	13.75%
Return on average tangible common equity (a) (d)	12.07%	12.98%	20.36%	12.54%	18.16%
Net interest margin (e)	2.74%	2.37%	2.47%	2.55%	2.55%
Noninterest income to total revenue (f)	27.06%	31.75%	35.49%	29.34%	36.26%
Efficiency ratio (g)	65.76%	70.23%	64.61%	67.93%	66.11%
Allowance for loan and lease losses to total loans and leases	1.10%	1.13%	1.44%	1.10%	1.44%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.09%	0.07%	(0.07)%	0.08%	(0.01)%
Total period-end equity to period-end assets	10.04%	9.81%	9.74%	10.04%	9.74%
Tangible common equity to tangible assets (a)	6.55%	6.44%	6.87%	6.55%	6.87%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.30	$0.30
Book value per common share	$13.50	$13.82	$14.07	$13.50	$14.07
Tangible book value per common share (a)	$10.18	$10.46	$10.74	$10.18	$10.74
Common equity Tier 1	9.81%	9.97%	10.28%	9.81%	10.28%
Market capitalization	$11,724	$12,557	$9,519	$11,724	$9,519
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.27.
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
The following tables present the major components of net interest income and net interest margin:

77	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	June 30, 2022			March 31, 2022			June 30, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$43,589	$382	3.52%	$42,444	$339	3.24%	$44,890	$380	3.39%
Consumer loans	11,987	112	3.74	11,638	108	3.71	11,939	118	3.99
Total loans and leases	55,576	494	3.57	54,082	447	3.34	56,829	498	3.52
Loans held for sale	1,027	10	3.89	1,156	10	3.51	734	7	3.94
Investment securities	9,781	46	1.87	9,668	38	1.59	8,401	29	1.39
Trading securities	1,509	13	3.43	1,594	11	2.75	1,322	7	2.03
Federal funds sold	228	1	1.11	81	—	0.19	38	—	0.13
Securities purchased under agreements to resell (a)	629	1	0.49	672	—	(0.07)	610	—	(0.07)
Interest-bearing deposits with banks	10,989	21	0.79	14,902	7	0.19	13,051	3	0.10
Total earning assets / Total interest income	$79,739	$586	2.95%	$82,155	$513	2.52%	$80,985	$544	2.70%
Cash and due from banks	1,281			1,226			1,267
Goodwill and other intangible assets, net	1,789			1,802			1,843
Allowance for loan and lease losses	(621)			(658)			(884)
Other assets	4,138			4,062			4,348
Total assets	$86,326			$88,587			$87,559

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$24,841	$5	0.08%	$26,330	$3	0.05%	$27,238	$11	0.16%
Other interest-bearing deposits	16,273	9	0.22	16,557	4	0.09	16,029	6	0.15
Time deposits	3,040	4	0.50	3,343	4	0.51	4,487	7	0.65
Total interest-bearing deposits	44,154	18	0.16	46,230	11	0.10	47,754	24	0.20
Federal funds purchased	733	1	0.80	884	—	0.20	1,006	—	0.10
Securities sold under agreements to repurchase	770	1	0.32	1,001	—	0.10	1,116	1	0.35
Trading liabilities	585	4	2.52	614	2	1.69	560	2	1.17
Other short-term borrowings	207	—	0.81	110	1	0.13	126	—	0.07
Term borrowings	1,597	17	4.38	1,591	17	4.29	1,672	18	4.38
Total interest-bearing liabilities / Total interest expense	$48,046	$41	0.34%	$50,430	$31	0.25%	$52,234	$45	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	27,791			27,926			25,404
Other liabilities	1,875			1,613			1,462
Total liabilities	77,712			79,969			79,100

Shareholders' equity	8,319			8,323			8,164
Noncontrolling interest	295			295			295
Total shareholders' equity	8,614			8,618			8,459
Total liabilities and shareholders' equity	$86,326			$88,587			$87,559

Net earnings assets / Net interest income (TE) / Net interest spread	$31,693	$545	2.61%	$31,725	$482	2.27%	$28,751	$499	2.36%
Taxable equivalent adjustment		(3)	0.13		(3)	0.10		(2)	0.11
Net interest income / Net interest margin (b)		$542	2.74%		$479	2.37%		$497	2.47%

(a) Negative yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

78	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Second Quarter 2022 versus First Quarter 2022
Net interest income of $542 million in second quarter 2022 increased $63 million from first quarter 2022 driven by an increase in interest rates, higher average loan balances, and greater investment portfolio income, partially offset by a $6 million reduction tied to net merger-related and PPP loan portfolio benefits and higher funding costs.
The net interest margin of 2.74% in second quarter 2022 increased 37 basis points from first quarter 2022 primarily due to higher interest rates, lower interest-bearing cash balances, improved security yields, and loan growth, partially offset by an increase in funding costs.
Average earning assets of $79.7 billion in second quarter 2022 decreased $2.4 billion from first quarter 2022 largely due to a $3.9 billion decrease in interest-bearing cash, offset by a $1.5 billion increase in loans and leases, driven by a $1.1 billion increase in commercial loans and a $350 million increase in consumer loans.
Second Quarter 2022 versus Second Quarter 2021
Net interest income increased $45 million from second quarter 2021 driven by both higher earning asset yields and higher investment portfolio balances.
Second quarter 2022 net interest margin increased 27 basis points from 2.47% in second quarter 2021, driven by the impact of higher yields on loans, interest-bearing cash and investments.
A $1.3 billion decrease in average loans and leases drove the $1.2 billion decrease in average earning assets from second quarter 2021, mostly due to forgiveness within the PPP program.

79	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$43,020	$721	3.38%	$45,294	$762	3.39%
Consumer loans	11,813	220	3.72	12,227	245	4.06
Total loans and leases	54,833	941	3.45	57,521	1,007	3.53
Loans held for sale	1,091	20	3.69	788	14	3.52
Investment securities	9,725	84	1.73	8,361	58	1.40
Trading securities	1,552	24	3.07	1,370	14	2.00
Federal funds sold	155	—	0.87	41	—	0.12
Securities purchased under agreements to resell (a)	650	1	0.21	582	—	(0.10)
Interest-bearing deposits with banks	12,934	29	0.45	11,170	5	0.10
Total earning assets / Total interest income	$80,940	$1,099	2.73%	$79,833	$1,098	2.77%
Cash and due from banks	1,254			1,259
Goodwill and other intangible assets, net	1,795			1,850
Premises and equipment, net	650			734
Allowance for loan and lease losses	(639)			(916)
Other assets	3,450			3,726
Total assets	$87,450			$86,486

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$25,581	$8	0.06%	$27,303	$23	0.17%
Other interest-bearing deposits	16,414	13	0.15	15,761	12	0.15
Time deposits	3,191	8	0.51	4,661	13	0.56
Total interest-bearing deposits	45,186	29	0.13	47,725	48	0.18
Federal funds purchased	808	2	0.47	1,001	—	0.10
Securities sold under agreements to repurchase	885	1	0.19	1,130	2	0.34
Trading liabilities	599	6	2.10	539	3	0.96
Other short-term borrowings	159	—	0.58	132	1	0.07
Term borrowings	1,594	35	4.33	1,671	37	4.38
Total interest-bearing liabilities / Total interest expense	$49,231	$73	0.30%	$52,198	$91	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	27,859			24,350
Other liabilities	1,744			1,534
Total liabilities	78,834			78,082

Shareholders' equity	8,321			8,109
Noncontrolling interest	295			295
Total shareholders' equity	8,616			8,404
Total liabilities and shareholders' equity	$87,450			$86,486

Net earnings assets / Net interest income (TE) / Net interest spread	$31,709	$1,026	2.43%	$27,635	$1,007	2.43%
Taxable equivalent adjustment		(5)	0.12		(3)	0.12
Net interest income / Net interest margin (b)		$1,021	2.55%		$1,004	2.55%
(a) Yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

80	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the six months ended June 30, 2022, net interest income of $1.0 billion increased $17 million from the same period one year ago largely driven by lower interest-bearing deposit costs and higher levels of interest-earning cash.
Despite the decrease in average loans and leases, total average earning assets increased $1.1 billion in the first six months of 2022 from higher levels of interest-bearing cash and investment securities.
The year-to-date net interest margin of 2.55% remained unchanged compared to the same period of 2021 as the decrease in earning asset yields was offset by a decrease in the cost of interest-bearing liabilities.

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

For the second quarter 2022, provision for credit losses was $30 million compared to a benefit of $40 million in first quarter 2022, largely reflecting the impact of non-PPP loan growth and a revised macroeconomic outlook. The second quarter 2022 provision increased $145 million from second quarter 2021 and increased $150 million on a year-to-date basis. The provision benefit in 2021 reflected an improved macroeconomic outlook, positive credit grade migration, and lower loan balances.

For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:

Table I.2.4
NONINTEREST INCOME

	Three Months Ended			2Q22 vs. 1Q22		2Q22 vs. 2Q21
(Dollars in millions)	June 30, 2022	March 31, 2022	June 30, 2021	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$51	$73	$102	$(22)	(30)%	$(51)	(50)%
Deposit transactions and cash management	42	44	44	(2)	(5)	(2)	(5)
Mortgage banking and title income	34	22	38	12	55	(4)	(11)
Brokerage, management fees and commissions	24	24	21	—	—	3	14
Card and digital banking fees	23	20	21	3	15	2	10
Other service charges and fees	15	13	11	2	15	4	36
Trust services and investment management	12	13	14	(1)	(8)	(2)	(14)
Securities gains (losses), net	—	6	11	(6)	(100)	(11)	(100)
Deferred compensation income	(17)	(4)	7	(13)	325	(24)	(343)
Other income	17	18	16	(1)	(6)	1	6
Total noninterest income	$201	$229	$285	$(28)	(12)%	$(84)	(29)%

81	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Second Quarter 2022 versus First Quarter 2022
Compared to first quarter 2022, noninterest income decreased $28 million, or 12%, largely reflecting lower fixed income and deferred compensation income offset by an increase in mortgage banking and title fees. Noninterest income results were also impacted by lower securities gains.
Fixed income of $51 million decreased $22 million reflecting the impact of higher long-term rates and macroeconomic uncertainty and volatility. Fixed income average daily revenue of $0.6 million compared with $1 million in first quarter 2022.
Mortgage banking and title income of $34 million increased $12 million driven by a gain recognized on the sale of mortgage servicing rights.
Second Quarter 2022 versus Second Quarter 2021
Noninterest income of $201 million for second quarter 2022 decreased $84 million, or 29%, compared to second quarter 2021, primarily reflecting lower fixed income, deferred compensation income and securities gains.
Fixed income of $51 million decreased $51 million from second quarter 2021. Fixed income product revenue decreased $53 million, reflecting less favorable market conditions, while revenue from other products increased $2 million, largely driven by higher loans sales and portfolio advisory fees.
Deferred compensation income decreased $24 million reflecting fluctuations in equity market valuations relative to the prior year.

Table I.2.5
NONINTEREST INCOME

	Six Months Ended
(Dollars in millions)	June 30, 2022	June 30, 2021	$ Change	% Change
Noninterest income:
Fixed income	$124	$228	$(104)	(46)%
Deposit transactions and cash management	86	86	—	—%
Mortgage banking and title income	56	91	(35)	(38)%
Brokerage, management fees and commissions	48	41	7	17%
Card and digital banking fees	43	38	5	13%
Other service charges and fees	28	21	7	33%
Trust services and investment management	25	26	(1)	(4)%
Securities gains (losses), net	6	11	(5)	(45)%
Deferred compensation income	(21)	9	(30)	NM
Other income	35	32	3	9%
Total noninterest income	$430	$583	$(153)	(26)%

NM – Not meaningful

For the six months ended June 30, 2022, noninterest income of $430 million decreased $153 million, or 26%, compared to the same period in 2021, primarily from lower fixed income, mortgage banking and title income and deferred compensation income.
Fixed income product revenue of $99 million decreased $107 million largely driven by less favorable market conditions. Revenue from other products of $25 million increased $3 million primarily driven by higher fees from loan and derivative sales.
Mortgage banking and title income of $56 million decreased $35 million driven by lower origination volume given the impact of higher long-term rates as well as a continued mix shift toward portfolio loans, partially offset by the gain on sale of mortgage servicing rights.

Deferred compensation income decreased $30 million for the year-to-date period of 2022 largely driven by equity market valuations relative to the prior year.

82	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			2Q22 vs. 1Q22		2Q22 vs. 2Q21
(Dollars in millions)	June 30, 2022	March 31, 2022	June 30, 2021	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$265	$280	$306	$(15)	(5)%	$(41)	(13)%
Net occupancy expense	33	32	33	1	3	—	—
Computer software	29	29	30	—	—	(1)	(3)
Operations services	23	20	19	3	15	4	21
Legal and professional fees	17	23	16	(6)	(26)	1	6
Amortization of intangible assets	13	13	14	—	—	(1)	(7)
Contract employment and outsourcing	12	19	13	(7)	(37)	(1)	(8)
Equipment expense	11	11	12	—	—	(1)	(8)
Advertising and public relations	10	11	5	(1)	(9)	5	100
Communications and delivery	9	10	10	(1)	(10)	(1)	(10)
Other expense	66	45	40	21	47	26	65
Total noninterest expense	$488	$493	$498	$(5)	(1)%	$(10)	(2)%

Second Quarter 2022 versus First Quarter 2022
Noninterest expense of $488 million decreased $5 million, or 1%, compared with first quarter 2022. Personnel expense decreased $15 million reflecting lower revenue-based incentives and commissions and deferred compensation expense, partially offset by higher TD transaction-related expenses. Other noninterest expense increased $21 million, primarily from $12 million in derivative valuation adjustments on prior Visa Class-B share sales and increases in fraud losses, FDIC insurance and customer relations. Results also reflect decreases in contract employment and outsourcing expense and legal and professional fees primarily attributable to lower IBKC merger-related and Proposed TD Merger-related costs.
Second Quarter 2022 versus Second Quarter 2021
Noninterest expense of $488 million decreased $10 million, or 2%, from second quarter 2021 largely reflecting a $41 million decrease in personnel expense offset by a $26 million increase in other expense. The decrease in personnel expense was largely attributable to lower deferred compensation and incentive-based compensation costs. The increase in other expense was attributable to $12 million in derivative valuation adjustments related to prior Visa Class-B share sales and increases in fraud losses, travel and entertainment, FDIC insurance and customer relations.

83	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.7
NONINTEREST EXPENSE

	Six Months Ended
(Dollars in millions)	June 30, 2022	June 30, 2021	$ Change	% Change
Noninterest expense:
Personnel expense	$545	$624	$(79)	(13)%
Net occupancy expense	64	71	(7)	(10)%
Computer software	58	57	1	2%
Operations services	43	35	8	23%
Legal and professional fees	40	31	9	29%
Amortization of intangible assets	26	28	(2)	(7)%
Contract employment and outsourcing	31	27	4	15%
Equipment expense	23	23	—	—%
Advertising and public relations	21	9	12	133%
Communications and delivery	19	19	—	—%
Other expense	112	118	(6)	(5)%
Total noninterest expense	$982	$1,042	$(60)	(6)%
For the six months ended June 30, 2022, noninterest expense decreased $60 million, or 6%, largely attributable to decreases in personnel and occupancy expense. Personnel expense decreased $79 million reflecting lower revenue-based incentives and commissions and deferred compensation expense. Occupancy expense decreased $7 million largely reflecting lower IBKC merger-related expenses.
Year-to-date results also reflect increases in advertising and public relations, legal and professional fees, and operations services.
Total merger and acquisition expense was $75 million for the first six months of 2022 compared to $102 million for the same period of 2021.

84	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Income Taxes
FHN recorded income tax expense of $48 million in second quarter 2022 compared to $57 million in first quarter 2022 and $88 million in second quarter 2021. For the six months ended June 30, 2022 and 2021, FHN recorded income tax expense of $105 million and $159 million, respectively.
The effective tax rate was approximately 21.3%, 22.4%, and 22.0% for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively. The effective tax rate was approximately 21.9% and 22.6% for the six months ended June 30, 2022 and 2021, respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of June 30, 2022, FHN’s gross DTA and gross DTL were $521 million and $406 million, respectively, resulting in a net DTA of $115 million at June 30, 2022, compared with a net DTA of $52 million at December 31, 2021.
As of June 30, 2022, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $47 million and $3 million, respectively, which will expire at various dates.
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
Regional Banking
The Regional Banking segment generated pre-tax income of $230 million for second quarter 2022, a decrease of $39 million compared to first quarter 2022, driven by an $82 million increase in provision for credit losses partially offset by a $39 million increase in net interest income and a $4 million decrease in noninterest expense. The increase in provision largely reflects the impact of loan growth and a revised macroeconomic outlook. The increase in net interest income is reflective of higher interest rates, lower interest-bearing cash balances, improved security yields, and loan growth, partially offset by an increase in funding costs.
Pre-tax income for second quarter 2022 decreased $141 million compared to $371 million for second quarter 2021 largely driven by a $140 million increase in provision for credit losses. The provision benefit in the prior year reflected an improved macroeconomic outlook, positive credit grade migration, and lower loan balances. Net interest income of $465 million increased $21 million from second quarter 2021 driven by higher earning asset yields. Noninterest expense increased $27 million largely attributable to increases in personnel expense and fraud losses.
Pre-tax income of $499 million for the six months ended June 30, 2022 decreased $158 million compared to the same period of 2021, largely from a $138 million increase in provision for credit losses. Results also reflect a $33 million increase in revenue and $53 million increase in noninterest expense.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $139 million for second quarter 2022 increased $23 million compared to first quarter 2022, driven by a $20 million decline in noninterest expense and lower provision for credit losses of $16 million, offset by a $13 million decline in revenue. Fixed income of $51 million decreased $22 million, reflecting the impact of higher long-term rates and macroeconomic uncertainty and volatility. Mortgage banking and title income of $34 million increased $12 million driven by a gain recognized on the sale of mortgage servicing rights. The decline in noninterest expense was largely reflective of lower personnel expense of $16 million.
Pre-tax income in the Specialty Banking segment decreased $39 million compared to second quarter 2021 largely driven by lower revenue partially offset by lower noninterest expense. The decline in revenue was primarily attributable to declines in net interest income and fixed income.

85	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Pre-tax income of $255 million for the six months ended June 30, 2022 decreased $117 million from the same period of 2021 largely reflecting a $134 million decrease in noninterest income tied to lower fixed income and mortgage banking and title fees.
Corporate
Pre-tax loss for the Corporate segment was $144 million for second quarter 2022 compared to $130 million for first quarter 2022, largely reflecting a $21 million increase in noninterest expense. Noninterest expense results for second quarter 2022 reflect $12 million in derivative valuation adjustments on prior Visa Class-B share sales. Merger and acquisition-related expenses were relatively consistent with the prior quarter.
Pre-tax loss in the Corporate segment decreased $6 million compared to $150 million for second quarter 2021. Net interest expense decreased $36 million from the impact of funds transfer pricing. Noninterest income decreased $36 million compared to second quarter 2021, largely the result of lower deferred compensation income and lower securities gains. The decline in deferred compensation income was attributable to the impact of equity market valuations relative to the prior year. Noninterest expense decreased $8 million from the second quarter 2021, reflecting lower deferred compensation expense partially offset by derivative valuation adjustments on prior Visa Class-B share sales in second quarter 2022. Merger and acquisition-related expenses were $38 million compared to $32 million in second quarter 2021.
Pre-tax loss of $275 million for the six months ended June 30, 2022 decreased $49 million compared to the same period of 2021. Noninterest income of $2 million decreased $36 million reflecting lower deferred compensation income and securities gains. Noninterest expense of $132 million decreased $62 million reflecting lower deferred compensation expense and incentive-based compensation costs in the current year, as well as the impact of impairments on long-lived assets related to acquisition integration efforts in 2021.

86	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition

Total period-end assets were $85.1 billion as of June 30, 2022 compared to $89.1 billion at December 31, 2021. The decrease in total assets during 2022 was driven by a $5.4 billion decrease in interest-bearing deposits with banks from lower customer deposits, offset by a $1.7 billion increase in loans and leases and a $209 million increase in investment securities.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.

Loans and Leases
Period-end loans and leases of $56.5 billion increased $1.7 billion as of June 30, 2022 compared to December 31, 2021. Year-to-date loan growth included a $1.0 billion increase in commercial loans and leases primarily from CRE growth and a $629 million increase in consumer loans. Total loan growth was tempered by a $663 million decrease in PPP loans. Average loans and leases of $55.6 billion increased $1.5 billion from first quarter 2022 primarily from a $1.1 billion increase in commercial loans.
Compared to second quarter 2021, average loans and leases decreased $1.2 billion, primarily from a decline in PPP loans and credit card and other non-real estate consumer loans, offset primarily by non-PPP commercial loan growth.
The following table provides detail regarding FHN's loans and leases as of June 30, 2022 and December 31, 2021.

Table I.2.8
LOANS & LEASES

	As of June 30, 2022		As of December 31, 2021
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$31,276	55%	$31,068	57%	1%
Commercial real estate	12,942	23	12,109	22	7
Total commercial	44,218	78	43,177	79	2
Consumer:
Consumer real estate	11,441	20	10,772	20	6
Credit card and other	870	2	910	1	(4)
Total consumer	12,311	22	11,682	21	5
Total loans and leases	$56,529	100%	$54,859	100%	3%

(a)Includes equipment financing loans and leases.

C&I loans are the largest component of the loan portfolio, comprising 55% of total loans at the end of the second quarter 2022 and 57% at year-end 2021. C&I loans increased 1% from December 31, 2021, largely driven by Regional Banking growth partially offset by PPP loan run-off of $663 million. Commercial real estate loans increased $833 million in 2022 driven by growth in both Regional Banking and Specialty Banking loans.
Consumer loans of $12.3 billion increased $629 million from year-end 2021, largely driven by growth in real estate installment loans, primarily within the Regional Banking segment.
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
On June 30, 2022 and December 31, 2021, loans HFS were $870 million and $1.2 billion, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $5 million at June 30, 2022 and $3 million at December 31, 2021.

87	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans (20% of total loans at both June 30, 2022 and
December 31, 2021). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021 in the Asset Quality Section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2022 are generally consistent with those reported and disclosed in FHN’s Form 10-K, as amended, for the year ended December 31, 2021.

Commercial Loan and Lease Portfolios
C&I
The C&I portfolio totaled $31.3 billion as of June 30, 2022 and $31.1 billion as of December 31, 2021 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, PPP loans, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2021 was driven by Regional Banking growth, which exceeded a $663 million decrease in PPP loans. Excluding PPP loans, C&I loan growth was $871 million. The largest geographical concentrations of balances in the C&I portfolio as of June 30, 2022 were in Tennessee (21%), Florida (13%), Texas (10%), North Carolina (7%), Louisiana (7%), California (5%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2022, and December 31, 2021. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$3,667	12%	$3,483	11%
Loans to mortgage companies	3,441	11	4,518	15
Real estate rental and leasing (a)	3,002	9	2,771	9
Health care and social assistance	2,479	8	2,413	8
Accommodation and food service	2,206	7	2,221	7
Manufacturing	2,119	7	1,950	6
Wholesale trade	2,087	7	1,845	6
Retail trade	1,657	5	1,532	5
Energy	1,337	4	1,325	4
Other (professional, construction, transportation, etc.) (b)	9,281	30	9,010	29
Total C&I loan portfolio	$31,276	100%	$31,068	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of June 30, 2022.

88	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 23% and 26% of FHN’s C&I loan portfolio as of June 30, 2022 and December 31, 2021, respectively, and as a result could be affected by items that uniquely impact the financial services industry. As of June 30, 2022, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 11% of the C&I portfolio as of June 30, 2022 and 15% as of December 31, 2021. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In second quarter 2022, 76% of the loan originations were home purchases and 24% were refinance transactions. On a year-to-date basis, home purchases were approximately 67% of total loan originations.
Finance and Insurance
The finance and insurance component represented 12% of the C&I portfolio as of June 30, 2022 and 11% as of December 31, 2021, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2022, asset-based lending to consumer finance companies represents approximately $1.5 billion of the finance and insurance component.
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
The C&I portfolio as of June 30, 2022 includes 2,858 loans made under the PPP with an aggregate principal balance of $375 million, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of June 30, 2022, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
For these loans, there are remaining net lender fees of approximately $2 million to be paid to FHN as of June 30, 2022. During 2022, FHN continues to work with its clients that have applied for and received PPP loan forgiveness. Through June 30, 2022, over $5 billion of the original $6 billion in PPP loans originated by FHN and IBERIABANK prior to acquisition have been forgiven by the SBA.
Commercial Real Estate
The CRE portfolio totaled $12.9 billion as of June 30, 2022 and $12.1 billion as of December 31, 2021. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of June 30, 2022 were in Florida (26%), North Carolina (11%), Texas (12%), Louisiana (10%), Georgia (10%), and Tennessee (9%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (26%), office (22%), retail (19%), industrial (14%), hospitality (11%), land/land development (2%), and other (6%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $11.4 billion and $10.8 billion as of June 30, 2022 and December 31, 2021, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of June 30, 2022 were in Florida (31%), Tennessee (23%), Louisiana
(9%), Texas (8%), North Carolina (7%), and New York (5%). No other state represented more than 5% of the portfolio.
As of June 30, 2022, approximately 88% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 756 and the refreshed FICO scores averaged 753 as of June 30, 2022, no significant change from FICO scores of 755 and 754, respectively, as of December 31,

89	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

2021. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of June 30, 2022 and December 31, 2021, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $29 million and $20 million, respectively.
HELOCs comprised $1.9 billion and $2.0 billion of the consumer real estate portfolio as of June 30, 2022 and December 31, 2021, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of June 30, 2022, approximately 90% of FHN's HELOCs were in the draw period compared to 88% at December 31, 2021. It is expected that $459 million, or 26%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.10
HELOC DRAW TO REPAYMENT SCHEDULE

	June 30, 2022		December 31, 2021
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$35	2%	$43	2%
13-24	38	2	42	2
25-36	76	4	50	3
37-48	128	7	136	8
49-60	182	11	160	9
>60	1,278	74	1,324	76
Total	$1,737	100%	$1,755	100%

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $870 million as of June 30, 2022 and $910 million as of December 31, 2021. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $40 million decrease was driven by net repayments of automobile loans, consumer construction loans, and credit cards.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and "Critical Accounting Policies and Estimates" and Note 5 in FHN's 2021 Form 10-K, as amended.
The ALLL decreased to $624 million as of June 30, 2022 from $670 million as of December 31, 2021. The ALLL balance as of June 30, 2022 reflects the continued decrease in the unfavorable impact of COVID-19, offset by potential economic instability projected in the macroeconomic forecasts resulting from inflation and interest rate increases, as well as the impact of loan growth. The ALLL to total loans and leases ratio decreased 12 basis points to 1.10%. The ACL to total loans and leases ratio decreased to 1.24% as of June 30, 2022 from 1.34% as of December 31, 2021.

90	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consolidated Net Charge-offs
Net charge-offs in second quarter 2022 were $12 million, or an annualized 9 basis points of total loans and leases, compared to net recoveries of $10 million, or 7 basis points of total loans and leases, in second quarter 2021.
Net charge-offs in the commercial portfolio in second quarter 2022 were $10 million compared to recoveries of $4 million in second quarter 2021, with the increase attributable to both higher gross charge-offs and lower gross recoveries compared to the prior year. Net charge-offs in the consumer portfolio were $2 million in second quarter 2022 compared to $6 million in net recoveries in second quarter 2021. The increase in net charge-offs from the prior year was attributable to higher gross credit card charge-offs and lower gross consumer real estate recoveries.

Table I.2.11
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Allowance for loan and lease losses
C&I	$274	$334	$385
CRE	141	154	210
Consumer real estate	183	163	203
Credit card and other	26	19	17
Total allowance for loan and lease losses	$624	$670	$815

Reserve for remaining unfunded commitments
C&I	$53	$46	$57
CRE	17	12	9
Consumer real estate	10	8	9
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$80	$66	$75

Allowance for credit losses
C&I	$327	$380	$442
CRE	158	166	219
Consumer real estate	193	171	212
Credit card and other	26	19	17
Total allowance for credit losses	$704	$736	$890

Period-end loans and leases
C&I	$31,276	$31,068	$32,528
CRE	12,942	12,109	12,292
Consumer real estate	11,441	10,772	10,865
Credit card and other	870	910	1,002
Total period-end loans and leases	$56,529	$54,859	$56,687

ALLL / loans and leases %
C&I	0.88%	1.07%	1.18%
CRE	1.09	1.27	1.71
Consumer real estate	1.60	1.51	1.87
Credit card and other	3.01	2.14	1.71
Total ALLL / loans and leases %	1.10%	1.22%	1.44%

ACL / loans and leases %
C&I	1.04%	1.22%	1.37%
CRE	1.22	1.37	1.80
Consumer real estate	1.69	1.59	1.94

91	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Credit card and other	3.01	2.09	1.71
Total ACL / loans and leases %	1.24%	1.34%	1.58%

Quarter-to-date net charge-offs (recoveries)
C&I	$11	$1	$(3)
CRE	(1)	—	(1)
Consumer real estate	(4)	(3)	(7)
Credit card and other	6	3	1
Total net charge-offs (recoveries)	$12	$1	$(10)

Average loans and leases
C&I	$30,963	$30,780	$32,540
CRE	12,626	12,221	12,350
Consumer real estate	11,120	10,738	10,926
Credit card and other	867	943	1,013
Total average loans and leases	$55,576	$54,682	$56,829

Charge-off % (annualized)
C&I	0.14%	0.01%	(0.04)%
CRE	(0.03)	(0.01)	(0.02)
Consumer real estate	(0.12)	(0.10)	(0.28)
Credit card and other	2.49	1.26	0.51
Total charge-off %	0.09%	0.01%	(0.07)%

ALLL / annualized net charge-offs
C&I	616%	7,238%	NM
CRE	NM	NM	NM
Consumer real estate	NM	NM	NM
Credit card and other	121	164	329%
Total ALLL / net charge-offs	1,257%	17,374%	NM

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
Total NPAs (including NPLs HFS) increased to $309 million as of June 30, 2022 from $285 million as of December 31, 2021, driven by higher nonaccrual loans in the C&I and consumer real estate portfolios. The nonperforming loans and leases ratio increased 3 basis points to 0.53% as of June 30, 2022.
Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.

92	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	June 30, 2022	December 31, 2021
C&I	$129	$125
CRE	11	9
Consumer real estate	159	138
Credit card and other	2	3
Total nonperforming loans and leases (a)	$301	$275

Nonperforming loans held for sale (a)	$6	$7
Foreclosed real estate and other assets (b)	2	3
Total nonperforming assets (a) (b)	$309	$285

Nonperforming loans and leases to total loans and leases
C&I	0.41%	0.40%
CRE	0.08	0.08
Consumer real estate	1.39	1.29
Credit card and other	0.29	0.31
Total NPL %	0.53%	0.50%

ALLL / NPLs
C&I	213%	268%
CRE	1,331	1,671
Consumer real estate	115	118
Credit card and other	1,021	699
Total ALLL / NPLs	207%	244%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled $1 million as of both June 30, 2022 and December 31, 2021.

93	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.13
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	June 30, 2022	December 31, 2021
Regional Banking	$202	$163
Specialty Banking	65	78
Corporate	34	34
Consolidated	$301	$275
Foreclosed real estate (c)
Regional Banking	$—	$2
Specialty Banking	1	—
Corporate	1	1
Consolidated	$2	$3
Nonperforming Assets (a) (b) (c)
Regional Banking	$202	$165
Specialty Banking	66	78
Corporate	35	35
Consolidated	$303	$278
Nonperforming loans and leases to loans and leases
Regional Banking	0.51%	0.43%
Specialty Banking	0.40	0.48
Corporate	6.41	5.39
Consolidated	0.53%	0.50%
NPA % (d)
Regional Banking	0.51%	0.44%
Specialty Banking	0.40	0.48
Corporate	6.55	5.51
Consolidated	0.54%	0.51%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of $1 million as of both June 30, 2022 and December 31, 2021.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

94	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Lending Assistance for Borrowers
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic include incremental lending assistance for borrowers through delayed payment programs and fee waivers.
The following table provides the UPB of loans related to deferrals granted to FHN’s customers as of June 30, 2022 and December 31, 2021.
Table I.2.14
CUSTOMER DEFERRALS

(Dollars in millions)	As of June 30, 2022	As of December 31, 2021
Commercial:
C&I	$—	$9
CRE	—	26
Total Commercial	$—	$35
Consumer:
HELOC	$4	$5
Real estate installment loans	19	44
Credit card and other	—	—
Total Consumer	$23	$49
Total	$23	$84

To the extent that loans were past due as of June 30, 2022 or December 31, 2021 and had been granted a deferral, they were excluded from loans past due 30 to 89 days and loans past due 90 days or more in the table and discussion below.
Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans 90 days or more past due and still accruing were $17 million as of June 30, 2022 compared to $40 million as of December 31, 2021. Loans 30 to 89 days past due were $106 million as of June 30, 2022 compared to $108 million as of December 31, 2021. The decrease was driven by a $25 million decrease in C&I loans past due less than 90 days, partially offset by a $15 million increase in CRE loans and a $7 million increase in consumer real estate loans past due 30 to 89 days.

95	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	June 30, 2022	December 31, 2021
C&I	$28	$58
CRE	28	13
Consumer real estate	58	70
Credit card and other	9	7
Total accruing loans and leases 30+ days past due	$123	$148

Accruing loans and leases 30+ days past due %
C&I	0.09%	0.19%
CRE	0.22	0.11
Consumer real estate	0.51	0.65
Credit card and other	0.96	0.76
Total accruing loans and leases 30+ days past due %	0.22%	0.27%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$—	$5
Consumer real Estate	14	33
Credit card and other	3	2
Total accruing loans and leases 90+ days past due	$17	$40

Loans held for sale
30 to 89 days past due	$5	$7
30 to 89 days past due - guaranteed portion (d)	2	2
90+ days past due	14	24
90+ days past due - guaranteed portion (d)	5	12
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $491 million on June 30, 2022 and $597 million on December 31, 2021. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

96	2Q22 FORM 10-Q REPORT

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
On June 30, 2022 and December 31, 2021, FHN had $199 million and $206 million portfolio loans classified as held-for-investment TDRs, respectively. For these TDRs, including specific reserves, FHN had an allowance for loan and lease losses of $6 million, or 3% of TDR balances as of June 30, 2022, and $12 million, or 6% of TDR balances, as of December 31, 2021. Additionally, FHN had $32 million and $35 million of HFS loans classified as TDRs as of June 30, 2022 and December 31, 2021, respectively.

The following table provides a summary of TDRs for the periods ended June 30, 2022 and December 31, 2021:

Table I.2.16
TROUBLED DEBT RESTRUCTURINGS

(Dollars in millions)	June 30, 2022	December 31, 2021
Held for investment:
Commercial loans:
Current	$28	$53
Delinquent	—	—
Non-accrual	25	35
Total commercial loans	$53	$88
Consumer real estate:
Current	$78	$60
Delinquent	7	4
Non-accrual (a)	61	53
Total consumer real estate	$146	$117
Credit card and other:
Current	$—	$1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	—	1
Total held for investment	$199	$206

Held for sale:
Current	$25	$27
Delinquent	6	7
Non-accrual	1	1
Total held for sale	32	35
Total troubled debt restructurings	$231	$241

 (a) Balances as of both June 30, 2022 and December 31, 2021 include $12 million of discharged bankruptcies.

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

97	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN is exposed. These evaluations may result in steps taken to adjust the overall balance sheet positioning.
Investment securities were $9.6 billion and $9.4 billion on June 30, 2022 and December 31, 2021, respectively, representing approximately 11% of total assets at the end of both periods. See Note 2 - Investment Securities for more information about the securities portfolio.
Deposits
Total deposits of $70.5 billion as of June 30, 2022 decreased $4.3 billion from December 31, 2021 reflecting a continued downward trend from mid-2021 highs driven by excess liquidity associated with the COVID-19 pandemic. Interest-bearing deposits decreased $3.6 billion and noninterest-bearing deposits decreased $769 million.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid. The following table summarizes the major components of deposits as of June 30, 2022 and December 31, 2021.

Table I.2.17
DEPOSITS

	June 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$24,376	35%	$26,457	35%	$(2,081)	(8)%
Time deposits	2,888	4	3,500	5	(612)	(17)
Other interest-bearing deposits	16,172	23	17,055	23	(883)	(5)
Total interest-bearing deposits	43,436	62	47,012	63	(3,576)	(8)
Noninterest-bearing deposits	27,114	38	27,883	37	(769)	(3)
Total deposits	$70,550	100%	$74,895	100%	$(4,345)	(6)%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $2.3 billion and $2.6 billion as of June 30, 2022 and December 31, 2021, respectively.
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
Total term borrowings were $1.6 billion as of June 30, 2022 and December 31, 2021.
Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.6 billion at June 30, 2022 and $8.5 billion at December 31, 2021. Significant changes included net income of $374 million and the issuance of $494 million in Series G preferred stock, which were offset by $181 million in common and preferred dividends and a decrease in AOCI of $675 million.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

98	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.18
REGULATORY CAPITAL DATA

(Dollars in millions)	June 30, 2022	December 31, 2021
Shareholders’ equity	$8,256	$8,199
Modified CECL transitional amount (a)	85	114
FHN non-cumulative perpetual preferred stock	(1,014)	(520)
Common equity tier 1 before regulatory adjustments	$7,327	$7,793
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,687)	(1,711)
Net unrealized (gains) losses on securities available for sale	671	36
Net unrealized (gains) losses on pension and other postretirement plans	252	255
Net unrealized (gains) losses on cash flow hedges	40	(3)
Disallowed deferred tax assets	—	(2)
Other deductions from common equity tier 1	(1)	(1)
Common equity tier 1	$6,602	$6,367
FHN non-cumulative perpetual preferred stock (b)	920	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$7,817	$7,088
Tier 2 capital	907	830
Total regulatory capital	$8,724	$7,918
Risk-Weighted Assets
First Horizon Corporation	$67,294	$64,183
First Horizon Bank	66,608	63,601
Average Assets for Leverage
First Horizon Corporation	85,724	87,683
First Horizon Bank	85,022	86,953

Table I.2.19
REGULATORY RATIOS & AMOUNTS

	June 30, 2022		December 31, 2021
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	9.81%	$6,602	9.92%	$6,367
First Horizon Bank	10.47	6,972	10.75	6,838
Tier 1
First Horizon Corporation	11.62	7,817	11.04	7,088
First Horizon Bank	10.91	7,267	11.22	7,133
Total
First Horizon Corporation	12.96	8,724	12.34	7,918
First Horizon Bank	12.06	8,031	12.41	7,893
Tier 1 Leverage
First Horizon Corporation	9.12	7,817	8.08	7,088
First Horizon Bank	8.55	7,267	8.20	7,133
Other Capital Ratios
Total period-end equity to period-end assets	10.04		9.53
Tangible common equity to tangible assets (c)	6.55		6.73
Adjusted tangible common equity to risk-weighted assets (c)	9.11		9.20
(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For June 30, 2022, 25% of the full amount at December 31, 2021 is phased out and not included in Common Equity Tier 1 capital.
(b)The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date, which was re-set to July 1, 2020 when the IBKC merger closed.
(c)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.27.

99	2Q22 FORM 10-Q REPORT

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
As of June 30, 2022, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the Tier 1 and Total risk-based regulatory capital ratios increased in second quarter 2022 relative to year-end 2021 primarily from the impact of net income less dividends during the first six months of 2022. FHN's Tier 1 Capital and Tier 1 Leverage ratios as of June 30, 2022 further benefited from the issuance of its Series G preferred stock. FHN and First Horizon Bank's risk-based regulatory capital ratios were negatively impacted in 2022 from an increase in risk-weighted assets from December 31, 2021.
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
As of June 30, 2022, $401 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.60, or $16.58 excluding commissions. Management does not currently anticipate purchasing additional shares under this authority.
Table I.2.20
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2022
April 1 to April 30	—	N/A	—	$598,646
May 1 to May 31	—	N/A	—	598,646
June 1 to June 30	—	N/A	—	598,646
Total	—	N/A	—

(a) Represents total costs including commissions paid.

100	2Q22 FORM 10-Q REPORT

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
The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no stock option awards remain outstanding. The shares may be purchased over the option exercise periods of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory restrictions. As of June 30, 2022, the maximum number of shares that may be purchased under the program was 22.6 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2022.

Table I.2.21
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2022
April 1 to April 30	9	$23.31	9	22,955
May 1 to May 31	238	21.65	238	22,717
June 1 to June 30	88	22.35	88	22,629
Total	334	$21.87	334

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:

101	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.22
VaR & SVaR MEASURES

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022			As of June 30, 2022
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$2	$2	$2	$2	$2	$2
SVaR	5	6	4	5	7	4	5
10-day
VaR	8	11	4	6	11	3	8
SVaR	24	28	20	24	34	18	20

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021			As of June 30, 2021
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1	$2	$1	$2	$4	$1	$1
SVaR	4	6	2	4	6	2	4
10-day
VaR	3	5	1	7	21	1	2
SVaR	17	23	11	16	23	11	16

	Year Ended December 31, 2021			As of December 31, 2021
(Dollars in millions)	Mean	High	Low
1-day
VaR	$1	$4	$1	$2
SVaR	4	7	2	5
10-day
VaR	5	21	1	5
SVaR	18	27	11	22

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.23
SCHEDULE OF RISKS INCLUDED IN VaR

	As of June 30, 2022		As of June 30, 2021		As of December 31, 2021
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$1	$—	$2	$1	$1
Credit spread risk	—	1	1	1	1	1

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

102	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Based on a static balance sheet as of June 30, 2022, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.24
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-100	-15.4%
-50	-7.6%
-25	-3.7%
+25	+3.0%
+50	+5.9%
+100	+11.8%
+200	+20.5%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.3%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.4%. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.

FHN’s net interest income had been impacted by the disruption from the COVID-19 pandemic and its variants as well as the low-rate environment. The impact of

103	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

government stimulus programs and other developments continue to influence net interest income results, although the impacts from these programs have abated.

Interest rates have been increasing over the past two quarters as the Federal Reserve has pivoted its monetary policy actions to curb inflation pressures, with the expectation that rates will increase further in the future.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($12.9 billion was available as of June 30, 2022), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provides inexpensive, predictable pricing. The ratio of average loans, excluding loans HFS and restricted real estate loans, to average core deposits was 76% for June 30, 2022 and 80% for December 31, 2021.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. In February 2022, FHN issued and sold to TD 4,936 shares of Series G Perpetual Convertible Preferred Stock in a private placement transaction for $494 million. As of June 30, 2022, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $1.0 billion in non-cumulative perpetual preferred stock. As of June 30, 2022, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.2 billion as of July 1, 2022.
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
First Horizon Bank declared and paid common dividends to the parent company in the amounts of $180 million, $85 million, and $85 million in first, second and third quarter 2022 and $770 million in 2021. First Horizon Bank declared and paid preferred dividends in first and second quarter 2022 and in each quarter of 2021. Additionally, First Horizon Bank declared preferred dividends in third quarter 2022, payable in October 2022.

104	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
FHN paid a cash dividend of $0.15 per common share on July 1, 2022. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on July 11, 2022 and $331.25 per Series B preferred share and $165 per Series C preferred share on August 1, 2022. In addition, in July 2022, the Board approved cash dividends per share in the following amounts:
Table I.2.25
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	09/09/2022	10/03/2022
Preferred Stock
Series C	$165.00	10/17/2022	11/01/2022
Series D	$305.00	10/17/2022	11/01/2022
Series E	$1,625.00	09/23/2022	10/11/2022
Series F	$1,175.00	09/23/2022	10/11/2022
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

105	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Repurchase and Foreclosure Liability

FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $17 million as of June 30, 2022 and December 31, 2021.

Market Uncertainties and Prospective Trends
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, and government actions and proposals which could have positive or negative impacts on the economy at large or on certain businesses, industries, or sectors.
Additional risks relate to how the COVID-19 pandemic continues to affect FHN’s clients, political uncertainty, changes in federal policies (including those publicly discussed, formally proposed, or recently implemented) and the potential impacts of those changes on our businesses and clients, and whether FHN’s strategic initiatives will succeed.

Inflation, Recession, and Federal Reserve Policy
In March 2020, in response to the economic downturn associated with the COVID-19 pandemic along with societal and government reactions to it, the Federal Reserve "eased" by lowering short-term interest rates and operating an asset purchase program intended to lower longer-term interest rates and foster access to credit. The effective yields of 10-year and 30-year U.S. Treasury securities achieved record low rates. These changes in interest rates and the volatility in the market negatively impacted FHN’s net interest margin. Amortization of net processing fees related to government relief programs associated with the COVID-19 pandemic, including the Paycheck Protection Program, offset a portion of the net interest margin decline. During 2021, easing policy continued. Interest rates fluctuated but remained very low, continuing to adversely impact FHN's net interest margin. Inflation in the U.S. rose significantly during 2021 but, in 2021, was viewed as transitory.
The first half of 2022 has been marked by: inflation continuing strongly; the Federal Reserve reversing course to implement a "tightening" policy to contain inflation by increasing short-term interest rates and ending asset purchases; many broad indicators suggesting near-term recession, including contractions in the U.S. economy during the first and second quarters; continuing supply-chain difficulties impacting many industries; and low unemployment rates. Historically, while it is common for unemployment to rise only after a recession has begun, it is unusual for unemployment to remain low in the context of the events in 2022 so far. The delayed reaction is likely to be temporary, however: if recessionary pressures continue to grow, demand for labor eventually will abate.
Amplifying inflationary pressures and general uncertainties this year, the Russian military invaded Ukraine in February. Much of Europe and the rest of the world, including the U.S., has imposed economic sanctions on Russia for its attack, its ongoing military campaign resulting in substantial civilian casualties, and the manner in which it has prosecuted the war which, reportedly, has significantly violated several international conventions and treaties. The war and sanctions resulted in global oil and gas prices rising precipitously in early 2022, along with the prices of several other commodities exported by Russia, Ukraine, or both, including certain grains and vegetable oils. Also, several U.S. and European multi-national companies have pulled operations and assets out

106	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

of Russia and parts of Ukraine, compounding the economic impact of the war on the global economy.
The Federal Reserve's recent public comments indicate that short-term rates are expected to be raised several more times during 2022, until inflation is judged to be adequately controlled. Moreover, the Federal Reserve has expressed its intent to bring inflation under control even at the risk of creating, or deepening, an economic recession.
During this still-ongoing and still-volatile transition period, the yield curve has flattened and modestly inverted at times. Unusual yield curve effects, including inversion, may continue. A traditional measure of inversion occurs when the two-year rate is higher than the ten-year rate. Inversion incidents have been more frequent early in the third quarter. Traditional inversion occurred briefly several times during the first two quarters of 2022, but has not been sustained. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession.
As a result of the prospects for recession, coupled with the uncertainties associated with the war in eastern Europe, financial markets world-wide have been volatile in 2022. Financial asset values broadly fell during the first half of 2022, especially during the second quarter.
FHN cannot predict exactly when or how much short-term rates will be raised, nor how market-driven long-term rates will behave, nor how those actions may affect financial markets, during the remainder of 2022.
In several respects FHN is likely to benefit from rising rates, as long as the rise in lending rates outpaces the inevitable rise in deposit and other funding rates. For instance, FHN's net interest margin widened significantly in the second quarter of 2022. However, the general increase in interest rates this year has pushed home mortgage rates in the U.S. higher. FHN's direct mortgage lending, lending to mortgage companies, and title insurance activities have seen business decline in 2022. If mortgage rates continue to rise, FHN's revenues and earnings from those areas likely will continue to fall compared with 2021.
More generally, a recession accompanying rising rates likely would have a significant negative impact on FHN's businesses overall. Demand for loans is likely to fall, reserves for loan losses are likely to rise, many commercial activities that generate fee income are likely to decline, and competition for clients is likely to sharpen. FHN already has begun to experience some of these impacts in 2022. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN.
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
U.S. Federal Legislation
In March 2022, Congress passed the Adjustable Interest Rate (LIBOR) Act. The legislation addresses loans that will remain on LIBOR as of the June 30, 2023, and that either have no fallback provisions or that contain fallback provisions that do not identify a specific benchmark replacement. Per the legislation, at the final cessation of USD LIBOR, banks may cause such loans to fall back to a SOFR-based benchmark rate, with such rate to be selected by the Federal Reserve Board. The LIBOR Act also provides safe harbor from liability for banks that select the Board-

107	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

selected replacement benchmark rate at the cessation of LIBOR.
Alternatives to LIBOR
LIBOR became the market-preferred reference rate because it was perceived by lenders and borrowers as being superior to alternatives in a wide range of circumstances. Now that the origination of LIBOR-indexed loans has ended, no single alternative reference rate has replaced LIBOR for USD transactions. Instead, a number of different reference rates are being used in different circumstances. These include:
•Daily SOFR. The Alternative Reference Rates Committee (“ARRC”) is a group of private-market and financial regulator participants convened by the Federal Reserve and the New York Federal Reserve Bank to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative. SOFR resets daily and is based on actual transaction data for the U.S. Treasury repurchase market. Accordingly, SOFR represents a nearly risk-free secured overnight rate.
•CME Term SOFR. Published by CME Group, Term SOFR is a forward-looking rate, with 1-month, 3-month, 6-month and 12-month tenors, and is based on SOFR futures contracts. The ARRC has recommended conventions for Term SOFR rates and has recommended CME Group as the administrator for Term SOFR.
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
Each alternative reference rate has advantages and disadvantages compared with other alternatives in various circumstances. Despite being supported by the ARRC, Daily SOFR has not gained significant traction among middle market commercial borrowers. When assessing Daily SOFR, some borrowers have observed that the adoption of a rate with a daily reset introduces operational complexities, including changes to the loan's interest calculation and billing cycle. By contrast, CME Term SOFR is a rate that: 1) like LIBOR, has rate reset tenors of monthly or longer and 2) like Daily SOFR, carries the endorsement of the ARRC. For these reasons, CME Term SOFR has gained traction among many middle market commercial borrowers.
All of the alternative reference rates selected by FHN to date meet the International Organization of Securities Commissions ("IOSCO") Principles for Financial Benchmarks, as affirmed by the rate administrator and/or an independent auditor. While banking regulators have stated that banks are free to choose the index rates they offer clients, some public sector officials have urged caution in using the new credit sensitive alternative reference rates (a category that includes BSBY and AMERIBOR), primarily due to the robustness of underlying data used to derive the rates. More specifically, there is concern of an “inverted pyramid” effect where a large number of financial contracts could be priced using an index derived from a relatively low volume of transactions. In an interagency statement on October 20, 2021, U.S. banking regulatory agencies noted that “supervised institutions should understand how their chosen reference rate is constructed and be aware of any fragilities associated with that rate and the markets that underlie it”. IOSCO has also warned of the potential for the “inverted pyramid” problem and will monitor how the IOSCO label is used by administrators.
FHN is monitoring the credit sensitive reference rates and regulatory guidance around use of such rates. FHN plans to limit use of credit sensitive rates to commercial loans (approximately 2% of global USD LIBOR market) and related customer swaps (pending development of derivatives markets for these rates). Additionally, FHN expects that each financial contract will contain fallback language to guide transition from a credit sensitive rate to an alternative should that action be deemed necessary in the future.
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

108	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

On the consumer side, FHN began transitioning from LIBOR-based adjustable rate mortgages ("ARMS") to SOFR-based ARMs in November 2021, and no longer offers LIBOR-based ARMs. SOFR has emerged as a market standard for ARMs in the U.S. and is the conforming convention for Fannie Mae and Freddie Mac.
For all products, FHN developed a go-to-market strategy which included pricing considerations, associate training, and client communications. All required systems, processes, and reporting were updated to accommodate the transition. FHN ceased origination of new contracts tied to LIBOR on December 31, 2021
In addition, FHN has established a LIBOR Transition Office to assist associates in working with their clients to re-negotiate terms of loan and derivative contracts that extend past the June 30, 2023 cessation date for the remaining USD LIBOR tenors noted above. FHN bankers have begun amending the pricing of existing LIBOR-based commercial loans via a rate change at the time of renewal or via amendments to the loan documents to change the benchmark rate. Additionally, FHN bankers have begun amending interest rate derivative contracts whose tenors extend beyond the June 30, 2023 final cessation date of LIBOR.

While FHN has exposure to LIBOR in various contracts (e.g. securities, derivatives), FHN's primary exposure to LIBOR is in floating rate loans to customers and derivative contracts issued to customers through FHN Financial. Below is a summary of these exposures as of June 30, 2022:
Table I.2.26
LIBOR EXPOSURES

(Dollars in billions)	As of June 30, 2022	Mature after June 2023
Commercial loans (a)	$19	$15
Consumer loans (a)	3	3
Customer swaps (b)	9	9
(a)    Amounts represent outstanding loan balances as of June 30, 2022.
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

109	2Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.27
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Six Months Ended
(Dollars in millions; shares in thousands)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$542	$479	$497	$1,021	$1,004
Plus: Noninterest income (GAAP)	201	229	285	430	583
Total revenues (GAAP)	743	708	782	1,451	1,587
Less: Noninterest expense (GAAP)	488	493	498	982	1,042
Pre-provision net revenue (Non-GAAP)	$255	$215	$284	$469	$545

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,614	$8,618	$8,459	$8,616	$8,404
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	1,014	695	513	855	492
(A) Total average common equity	$7,305	$7,628	$7,651	$7,466	$7,617
Less: Average goodwill and other intangible assets (GAAP) (b)	1,789	1,802	1,843	1,795	1,850
(B) Average tangible common equity (Non-GAAP)	$5,516	$5,826	$5,808	$5,671	$5,767

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$666	$756	$1,182	$711	$1,047

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,551	$8,696	$8,565	$8,551	$8,565
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	1,014	1,014	520	1,014	520
(E) Total common equity	$7,242	$7,387	$7,750	$7,242	$7,750
Less: Goodwill and other intangible assets (GAAP) (b)	1,783	1,796	1,836	1,783	1,836
(F) Tangible common equity (Non-GAAP)	5,459	5,591	5,914	5,459	5,914
Less: Unrealized gains (losses) on AFS securities, net of tax	(671)	(440)	43	(671)	43
(G) Adjusted tangible common equity (Non-GAAP)	$6,130	$6,031	$5,871	$6,130	$5,871

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$85,132	$88,660	$87,908	$85,132	$87,908
Less: Goodwill and other intangible assets (GAAP) (b)	1,783	1,796	1,836	1,783	1,836
(I) Tangible assets (Non-GAAP)	$83,349	$86,864	$86,072	$83,349	$86,072

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$67,294	$65,042	$61,991	$67,294	$61,991

Period-end Shares Outstanding
(K) Period-end shares outstanding	536,333	534,587	550,865	536,333	550,865

Ratios
(C)/(A) Return on average common equity (GAAP)	9.12%	9.92%	15.45%	9.52%	13.75%
(C)/(B) Return on average tangible common equity (Non-GAAP)	12.07	12.98	20.36	12.54	18.16
(D)/(H) Total period-end equity to period-end assets (GAAP)	10.04	9.81	9.74	10.04	9.74
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	6.55	6.44	6.87	6.55	6.87
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	9.11	9.27	9.47	9.11	9.47
(E)/(K) Book value per common share (GAAP)	$13.50	$13.82	$14.07	$13.50	$14.07
(F)/(K) Tangible book value per common share (Non-GAAP)	$10.18	$10.46	$10.74	$10.18	$10.74

Loans and leases excluding PPP loans (Non-GAAP)
Commercial loans and leases excluding PPP loans	$43,843	$42,643	$40,980	$43,843	$40,980
PPP loans	375	642	3,840	375	3,840
Total commercial loans and leases	44,218	43,285	44,820	44,218	44,820
Total consumer loans	12,311	11,727	11,867	12,311	11,867
Total loans and leases	$56,529	$55,012	$56,687	$56,529	$56,687
(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

110	2Q22 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 101 of this report and the subsections entitled “Market Risk Management” beginning on page 101 and “Interest Rate Risk Management” beginning on page 103 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 47-53 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021, including in particular the section entitled “Risk Management” beginning on page 90 of that Report and the subsections entitled “Market Risk Management” beginning on page 91 and “Interest Rate Risk Management” beginning on page 93 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 184-190 of Item 8 to FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021.

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
(b)Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

111	2Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 36 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K, as amended, for the year ended December 31, 2021:
Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
During the second quarter of 2022, FHN sold no common or preferred equity securities which were not registered under the Securities Act of 1933, as amended.
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Programs” section including tables I.2.20 and I.2.21 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 100 of this report, is incorporated herein by reference.

Items 3., 4., and 5.
Not applicable

112	2Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Item 6.     Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]				10-K	2.1	3/01/2022
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/03/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated effective July 26, 2022				8-K	3.1	7/27/2022
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Form of Grant Notice for Retention RSUs—TD Merger Integration Award Program (Special Leader Group) [2022]	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021; (vi) Notes to Consolidated Financial Statements.
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
In the Exhibit Table: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; and the “Furnished” column denotes each exhibit that is

113	2Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

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

114	2Q22 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: August 4, 2022	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

115	2Q22 FORM 10-Q REPORT