Form 10-Q
period 2022-09-30
FIRST HORIZON CORP
filed 2022-11-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2022
Common Stock, $.625 par value	536,803,802

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms

The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated other comprehensive income
ARRC	Alternative Reference Rates Committee
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
BSBY	Bloomberg short-term bank yield index
C&I	Commercial, financial, and industrial loan portfolio
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate loan portfolio
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation

FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PCAOB	Public Company Accounting Oversight Board

1	3Q22 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably Possible Loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TDBNA	TD Bank, N.A.
TD-US	TD Bank US Holding Company
TD Merger Agreement	Merger agreement between FHN, TD, TD-US, and a TD-US subsidiary
Pending TD Merger	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	3Q22 FORM 10-Q REPORT

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
•changes in accounting policies, standards, and interpretations;
•evolving capital and liquidity standards under applicable regulatory rules;
•accounting policies and processes require management to make estimates about matters that are uncertain;

3	3Q22 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the TD Merger Agreement;
•the outcome of any legal proceedings that have been or may be instituted against FHN, TD, or TD-US, including potential litigation that has been or may be instituted against FHN or its directors or officers related to the Pending TD Merger or the TD Merger Agreement;
•the timing and completion of the Pending TD Merger, including the possibility that the Pending TD Merger will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated;
•the extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations of the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Tennessee Department of Financial Institutions, and other regulators;
•the risk that any announcements relating to the Pending TD Merger could have adverse effects on the market price of the common stock of FHN;
•certain restrictions during the pendency of the Pending TD Merger that may impact FHN’s ability to pursue certain business opportunities or strategic transactions;
•the possibility that the Pending TD Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the diversion of management’s attention from ongoing business operations and opportunities caused by the Pending TD Merger;
•reputational risk and potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of the Pending TD Merger; and
•other factors that may affect the future results of FHN.
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

4	3Q22 FORM 10-Q REPORT

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

The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, tangible book value per common share, and loans and leases excluding PPP loans. Table I.1.26 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

5	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

6	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	September 30,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Cash and due from banks	$1,193	$1,147
Interest-bearing deposits with banks	3,241	14,907
Federal funds sold and securities purchased under agreements to resell	690	641
Trading securities	1,421	1,601
Securities available for sale at fair value	8,718	8,707
Securities held to maturity (fair value of $1,222 and $705, respectively)	1,385	712
Loans held for sale (including $89 and $258 at fair value, respectively)	680	1,172
Loans and leases	57,354	54,859
Allowance for loan and lease losses	(664)	(670)
Net loans and leases	56,690	54,189
Premises and equipment	622	665
Goodwill	1,511	1,511
Other intangible assets	246	298
Other assets	3,902	3,542
Total assets	$80,299	$89,092

Liabilities
Noninterest-bearing deposits	$25,813	$27,883
Interest-bearing deposits	40,202	47,012
Total deposits	66,015	74,895
Trading liabilities	383	426
Short-term borrowings	1,416	2,124
Term borrowings	1,597	1,590
Other liabilities	2,605	1,563
Total liabilities	72,016	80,598

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 31,686 and 26,750 shares, respectively	1,014	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 536,736,705 and 533,576,766 shares, respectively	335	333
Capital surplus	4,812	4,743
Retained earnings	3,254	2,891
Accumulated other comprehensive loss, net	(1,427)	(288)
FHN shareholders' equity	7,988	8,199
Noncontrolling interest	295	295
Total equity	8,283	8,494
Total liabilities and equity	$80,299	$89,092

See accompanying notes to consolidated financial statements.

7	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2022	2021	2022	2021
Interest income
Interest and fees on loans and leases	$617	$482	$1,553	$1,485
Interest and fees on loans held for sale	9	8	30	22
Interest on investment securities	46	31	123	88
Interest on trading securities	15	6	39	20
Interest on other earning assets	46	6	82	11
Total interest income	733	533	1,827	1,626
Interest expense
Interest on deposits	43	20	72	67
Interest on trading liabilities	3	1	9	4
Interest on short-term borrowings	7	2	10	4
Interest on term borrowings	18	18	53	55
Total interest expense	71	41	144	130
Net interest income	662	492	1,683	1,496
Provision for credit losses	60	(85)	50	(245)
Net interest income after provision for credit losses	602	577	1,633	1,741
Noninterest income
Fixed income	46	96	170	324
Deposit transactions and cash management	43	44	129	130
Brokerage, management fees and commissions	23	24	71	65
Mortgage banking and title income	9	34	65	126
Card and digital banking fees	21	21	64	59
Other service charges and fees	13	12	41	32
Trust services and investment management	11	13	36	39
Securities gains (losses), net	12	1	18	12
Deferred compensation income	(3)	3	(24)	12
Loss on debt extinguishment	—	(23)	—	(23)
Other income	38	22	72	53
Total noninterest income	213	247	642	829
Noninterest expense
Personnel expense	275	296	820	920
Net occupancy expense	32	33	96	103
Computer software	28	30	85	87
Operations services	22	24	65	59
Legal and professional fees	10	21	50	52
Contract employment and outsourcing	12	21	43	47
Amortization of intangible assets	13	14	39	42
Advertising and public relations	12	14	34	23
Equipment expense	11	12	34	35
Communications and delivery	10	9	28	28
Other expense	44	52	156	171
Total noninterest expense	469	526	1,450	1,567
Income before income taxes	346	298	825	1,003
Income tax expense	78	63	183	222
Net income	$268	$235	$642	$781
Net income attributable to noncontrolling interest	3	3	8	9
Net income attributable to controlling interest	$265	$232	$634	$772
Preferred stock dividends	8	8	24	29
Net income available to common shareholders	$257	$224	$610	$743

8	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

Basic earnings per common share	$0.48	$0.41	$1.14	$1.35
Diluted earnings per common share	$0.45	$0.41	$1.08	$1.34
Weighted average common shares	535,986	545,818	534,613	549,434
Diluted average common shares	570,153	549,819	563,538	554,199

See accompanying notes to consolidated financial statements.

9	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions) (Unaudited)	2022	2021	2022	2021
Net income	$268	$235	$642	$781
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(368)	(38)	(1,003)	(103)
Net unrealized gains (losses) on cash flow hedges	(99)	(1)	(142)	(5)
Net unrealized gains (losses) on pension and other postretirement plans	3	1	6	7
Other comprehensive income (loss)	(464)	(38)	(1,139)	(101)
Comprehensive income (loss)	(196)	197	(497)	680
Comprehensive income attributable to noncontrolling interest	3	3	8	9
Comprehensive income (loss) attributable to controlling interest	$(199)	$194	$(505)	$671
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(119)	$(12)	$(324)	$(33)
Net unrealized gains (losses) on cash flow hedges	(32)	—	(46)	(2)
Net unrealized gains (losses) on pension and other postretirement plans	1	1	2	2

See accompanying notes to consolidated financial statements.

10	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494
Net income	—	—	—	—	—	195	—	3	198
Other comprehensive income (loss)	—	—	—	—	—	—	(423)	—	(423)
Comprehensive income (loss)	—	—	—	—	—	195	(423)	3	(225)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494	—	—	—	—	—	—	494
Common stock repurchased	—	—	(120)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,130	1	14	—	—	—	15
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2022	31,686	1,014	534,587	334	4,769	2,996	(711)	295	8,697
Net income	—	—	—	—	—	174	—	3	177
Other comprehensive income (loss)	—	—	—	—	—	—	(252)	—	(252)
Comprehensive income (loss)	—	—	—	—	—	174	(252)	3	(75)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(83)	—	—	(83)
Common stock repurchased	—	—	(334)	(1)	(7)	—	—	—	(8)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,080	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2022	31,686	1,014	536,333	335	4,791	3,079	(963)	295	8,551
Net income	—	—	—	—	—	265	—	3	268
Other comprehensive income (loss)	—	—	—	—	—	—	(464)	—	(464)
Comprehensive income (loss)	—	—	—	—	—	265	(464)	3	(196)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased	—	—	(103)	—	(3)	—	—	—	(3)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	507	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	21	—	—	—	21
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2022	31,686	$1,014	536,737	$335	$4,812	$3,254	$(1,427)	$295	$8,283
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

11	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
Net income	—	—	—	—	—	233	—	3	236
Other comprehensive income (loss)	—	—	—	—	—	—	(101)	—	(101)
Comprehensive income (loss)	—	—	—	—	—	233	(101)	3	135
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(3,864)	(2)	(60)	—	—	—	(62)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,208	—	12	—	—	—	12
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2021	26,250	470	552,375	345	5,036	2,402	(241)	295	8,307
Net income	—	—	—	—	—	308	—	3	311
Other comprehensive income (loss)	—	—	—	—	—	—	38	—	38
Comprehensive income (loss)	—	—	—	—	—	308	38	3	349
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(85)	—	—	(85)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	145	—	—	—	—	—	—	145
Call of preferred stock	(1,000)	(95)				(5)			(100)
Common stock repurchased (b)	—	—	(3,435)	(3)	(61)	—	—	—	(64)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,925	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2021	26,750	520	550,865	344	4,997	2,612	(203)	295	8,565
Net income	—	—	—	—	—	232	—	3	235
Other comprehensive income (loss)	—	—	—	—	—	—	(38)	—	(38)
Comprehensive income (loss)	—	—	—	—	—	232	(38)	3	197
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(83)	—	—	(83)
Common stock repurchased (b)	—	—	(9,235)	(5)	(141)	—	—	—	(146)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	230	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2021	26,750	$520	541,860	$339	$4,866	$2,753	$(241)	$295	$8,532
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $59 million, $57 million and $141 million repurchased under share repurchase programs for the three months ended March 31, 2021, June 30, 2021, and September 30, 2021, respectively.

See accompanying notes to consolidated financial statements.

12	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in millions) (Unaudited)	2022	2021
Operating Activities
Net income	$642	$781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	50	(245)
Deferred income tax expense (benefit)	167	(28)
Depreciation and amortization of premises and equipment	45	46
Amortization of intangible assets	39	42
Net other amortization and accretion	(3)	(50)
Net (increase) decrease in trading securities	1,728	1,347
Net (increase) decrease in derivatives	822	309
Stock-based compensation expense	53	31
Securities (gains) losses, net	(18)	(12)
(Gain) loss on BOLI	(4)	(5)
Net (gains) losses on sale/disposal of fixed assets	(1)	32
Gain on sale of mortgage servicing rights	(12)	—
Gain on sale of title services business	(21)	—
Loans held for sale:
Purchases and originations	(3,184)	(4,682)
Gross proceeds from settlements and sales	2,050	3,288
(Gain) loss due to fair value adjustments and other	78	(142)
Other operating activities, net	(145)	(144)
Total adjustments	1,644	(213)
Net cash provided by (used in) operating activities	2,286	568
Investing Activities
Proceeds from sales of securities available for sale	—	68
Proceeds from maturities of securities available for sale	1,080	1,680
Purchases of securities available for sale	(2,457)	(2,343)
Purchases of securities held to maturity	(712)	(304)
Proceeds from prepayments of securities held to maturity	40	10
Proceeds from sales of premises and equipment	17	22
Purchases of premises and equipment	(22)	(46)
Proceeds from BOLI	9	12
Net (increase) decrease in loans and leases	(2,471)	2,891
Net (increase) decrease in interest-bearing deposits with banks	11,666	(6,478)
Other investing activities, net	5	15
Net cash provided by (used in) investing activities	7,155	(4,473)
Financing Activities
Common stock:
Stock options exercised	30	25
Cash dividends paid	(243)	(252)
Repurchase of shares	(12)	(272)
Preferred stock:
Preferred stock issuance	494	145
Cash dividends paid - preferred stock - noncontrolling interest	(9)	(9)
Cash dividends paid - preferred stock	(24)	(24)
Net increase (decrease) in deposits	(8,880)	4,287
Net increase (decrease) in short-term borrowings	(707)	27
Increases (decreases) in term borrowings	5	(112)
Net cash provided by (used in) financing activities	(9,346)	3,815
Net increase (decrease) in cash and cash equivalents	95	(90)
Cash and cash equivalents at beginning of period	1,788	1,648
Cash and cash equivalents at end of period	$1,883	$1,558

13	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

Supplemental Disclosures
Total interest paid	$127	$128
Total taxes paid	11	254
Total taxes refunded	4	28
Transfer from loans to OREO	3	3
Transfer from loans HFS to trading securities	1,548	1,490
Transfer from loans to loans HFS	—	31

See accompanying notes to consolidated financial statements.

14	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Pending TD Merger”).
The Pending TD Merger is expected to be completed in the first quarter of TD's 2023 fiscal year, and is subject to customary closing conditions, including approvals from U.S. and Canadian regulatory authorities. FHN's shareholders approved the merger on May 31, 2022. Merger and integration expenses related to the Pending TD Merger are recorded in FHN’s Corporate segment. Expenses recognized during the three and nine months ended September 30, 2022 were approximately $21 million and $55 million, respectively.
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

15	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

16	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of September 30, 2022 and December 31, 2021:

INVESTMENT SECURITIES AT SEPTEMBER 30, 2022
	September 30, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,457	$—	$(767)	$4,690
Government agency issued CMO	2,775	—	(360)	2,415
Other U.S. government agencies	1,212	—	(156)	1,056
States and municipalities	648	—	(91)	557
Total securities available for sale (a)	$10,092	$—	$(1,374)	$8,718

Securities held to maturity:
Government agency issued MBS	$908	$—	$(116)	$792
Government agency issued CMO	477	—	(47)	430
Total securities held to maturity	$1,385	$—	$(163)	$1,222

(a)Includes $6.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT YE 2021
	December 31, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,062	$42	$(49)	$5,055
Government agency issued CMO	2,296	8	(47)	2,257
Other U.S. government agencies	861	4	(15)	850
States and municipalities	535	11	(1)	545
Total securities available for sale (a)	$8,754	$65	$(112)	$8,707

Securities held to maturity:
Government agency issued MBS	$509	$—	$(5)	$504
Government agency issued CMO	203	—	(2)	201
Total securities held to maturity	$712	$—	$(7)	$705

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

17	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of September 30, 2022 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$45	$45
After 1 year through 5 years	—	—	117	110
After 5 years through 10 years	—	—	397	351
After 10 years	—	—	1,301	1,107
Subtotal	—	—	1,860	1,613
Government agency issued MBS and CMO (a)	1,385	1,222	8,232	7,105
Total	$1,385	$1,222	$10,092	$8,718

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains and losses on sales of AFS securities for the three and nine months ended September 30, 2022 and 2021 were insignificant. Cash proceeds from sales of AFS securities were insignificant for the three and nine months ended September 30, 2022. Cash proceeds from sales of AFS securities for the three and nine months ended September 30, 2021 were $35 million and $68 million.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2022 and December 31, 2021:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of September 30, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$3,168	$(429)	$1,517	$(338)	$4,685	$(767)
Government agency issued CMO	1,398	(155)	992	(205)	2,390	(360)
Other U.S. government agencies	669	(71)	386	(85)	1,055	(156)
States and municipalities	507	(74)	48	(17)	555	(91)
Total	$5,742	$(729)	$2,943	$(645)	$8,685	$(1,374)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,973	$(41)	$184	$(8)	$3,157	$(49)
Government agency issued CMO	1,436	(37)	248	(10)	1,684	(47)
Other U.S. government agencies	459	(11)	90	(4)	549	(15)
States and municipalities	68	(1)	—	—	68	(1)
Total	$4,936	$(90)	$522	$(22)	$5,458	$(112)

18	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $27 million and $23 million as of September 30, 2022 and December 31, 2021. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting period. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting period.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million and $1 million as of September 30, 2022 and December 31, 2021. FHN has assessed the risk of credit loss and has determined that zero allowance for credit losses for HTM securities was necessary as of September 30, 2022 and December 31, 2021. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $78 million and $70 million at September 30, 2022 and December 31, 2021, respectively. The year-to-date 2022 and 2021 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized losses of $2 million and unrealized gains of $1 million were recognized in the three months ended September 30, 2022 and 2021, respectively, and unrealized losses of $15 million and unrealized gains $7 million were recognized for the nine months ended September 30, 2022 and 2021, respectively, for equity investments with readily determinable fair values.

19	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of September 30, 2022 and December 31, 2021, excluding accrued interest of $180 million and $134 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	September 30, 2022	December 31, 2021
Commercial:
Commercial and industrial (a) (b)	$28,910	$26,550
Loans to mortgage companies	2,710	4,518
Total commercial, financial, and industrial	31,620	31,068
Commercial real estate	13,021	12,109
Consumer:
HELOC	1,977	1,964
Real estate installment loans	9,887	8,808
Total consumer real estate	11,864	10,772
Credit card and other	849	910
Loans and leases	$57,354	$54,859
Allowance for loan and lease losses	(664)	(670)
Net loans and leases	$56,690	$54,189

(a)Includes equipment financing leases of $962 million and $792 million as of September 30, 2022 and December 31, 2021, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $129 million and $1.0 billion as of September 30, 2022 and December 31, 2021, respectively.

Restrictions
Loans and leases with carrying values of $37.4 billion and $36.6 billion were pledged as collateral for borrowings at September 30, 2022 and December 31, 2021, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of September 30, 2022, FHN had loans to mortgage companies of $2.7 billion and loans to finance and insurance companies of $4.1 billion. As a result, 22% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

20	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
possibility that FHN will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of September 30, 2022 and December 31, 2021:

C&I PORTFOLIO
	September 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$4,518	$4,415	$2,051	$2,357	$1,300	$3,947	$2,710	$9,006	$399	$30,703
Special Mention (PD grade 13)	29	24	11	73	9	68	—	96	3	313
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	36	32	71	34	78	130	—	126	97	604
Total C&I loans	$4,583	$4,471	$2,133	$2,464	$1,387	$4,145	$2,710	$9,228	$499	$31,620

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$7,372	$3,576	$3,439	$1,455	$1,193	$2,267	$4,518	$6,386	$13	$30,219
Special Mention (PD grade 13)	25	39	50	48	36	43	—	100	4	345
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	24	61	67	103	24	48	—	129	48	504
Total C&I loans	$7,421	$3,676	$3,556	$1,606	$1,253	$2,358	$4,518	$6,615	$65	$31,068

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    Balances include PPP loans.

CRE PORTFOLIO
	September 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,099	$3,260	$1,547	$1,969	$881	$2,687	$251	$20	$12,714
Special Mention (PD grade 13)	1	1	2	45	98	9	—	—	156
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	3	12	62	26	36	12	—	151
Total CRE loans	$2,100	$3,264	$1,561	$2,076	$1,005	$2,732	$263	$20	$13,021

21	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$3,441	$2,065	$2,514	$929	$691	$1,822	$204	$—	$11,666
Special Mention (PD grade 13)	4	26	52	125	20	65	—	—	292
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	47	—	24	3	33	32	12	—	151
Total CRE loans	$3,492	$2,091	$2,590	$1,057	$744	$1,919	$216	$—	$12,109

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of September 30, 2022 and December 31, 2021. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	September 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$1,743	$1,873	$833	$541	$284	$1,354	$1,208	$68	$7,904
FICO score 720-739	235	254	118	100	35	247	174	19	1,182
FICO score 700-719	209	210	94	58	38	234	140	23	1,006
FICO score 660-699	175	138	91	57	63	296	195	25	1,040
FICO score 620-659	15	25	26	42	20	110	50	10	298
FICO score less than 620	15	18	31	12	24	269	49	16	434
Total	$2,392	$2,518	$1,193	$810	$464	$2,510	$1,816	$161	$11,864

22	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$1,594	$1,156	$825	$473	$394	$1,335	$1,086	$115	$6,978
FICO score 720-739	236	171	109	61	44	209	162	21	1,013
FICO score 700-719	143	112	81	68	45	153	141	23	766
FICO score 660-699	164	131	120	106	44	246	204	44	1,059
FICO score 620-659	42	36	55	23	13	118	66	27	380
FICO score less than 620	26	84	42	32	45	272	42	33	576
Total	$2,205	$1,690	$1,232	$763	$585	$2,333	$1,701	$263	$10,772

23	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of September 30, 2022 and December 31, 2021.

CREDIT CARD & OTHER PORTFOLIO
	September 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$25	$17	$12	$10	$4	$25	$290	$7	$390
FICO score 720-739	3	2	2	1	1	5	33	1	48
FICO score 700-719	2	4	1	1	—	4	37	—	49
FICO score 660-699	2	2	2	1	2	7	35	1	52
FICO score 620-659	1	2	1	—	1	3	21	—	29
FICO score less than 620	7	7	6	10	7	68	175	1	281
Total	$40	$34	$24	$23	$15	$112	$591	$10	$849

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans (a)	Total
FICO score 740 or greater	$56	$35	$29	$23	$13	$56	$200	$11	$423
FICO score 720-739	14	5	4	3	4	17	46	3	96
FICO score 700-719	8	5	4	4	3	17	42	1	84
FICO score 660-699	25	6	5	6	4	31	98	2	177
FICO score 620-659	4	3	2	4	3	18	22	1	57
FICO score less than 620	24	3	3	4	4	16	18	1	73
Total	$131	$57	$47	$44	$31	$155	$426	$19	$910

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. In accordance with revised Interagency Guidance issued in 2020, FHN was not required to designate loans with deferrals granted in response to COVID-19 as past due because of such deferrals. If a borrower defers payment, this may result in no contractual payments being past due, and as such, loans would not be considered past due during the period of deferral, and as a result, are excluded from loans past due 30-89 days and loans 90+ days past due in the tables below.

24	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on September 30, 2022 and December 31, 2021:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	September 30, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$28,728	$65	$1	$28,794	$49	$21	$46	$116	$28,910
Loans to mortgage companies	2,710	—	—	2,710	—	—	—	—	2,710
Total commercial, financial, and industrial	31,438	65	1	31,504	49	21	46	116	31,620
Commercial real estate:
CRE (b)	13,006	5	—	13,011	7	—	3	10	13,021
Consumer real estate:
HELOC (c)	1,917	10	5	1,932	35	2	8	45	1,977
Real estate installment loans (d)	9,736	21	12	9,769	58	7	53	118	9,887
Total consumer real estate	11,653	31	17	11,701	93	9	61	163	11,864
Credit card and other:
Credit card	256	5	6	267	—	—	—	—	267
Other	577	2	—	579	1	1	1	3	582
Total credit card and other	833	7	6	846	1	1	1	3	849
Total loans and leases	$56,930	$108	$24	$57,062	$150	$31	$111	$292	$57,354

	December 31, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$26,367	$53	$5	$26,425	$97	$1	$27	$125	$26,550
Loans to mortgage companies	4,518	—	—	4,518	—	—	—	—	4,518
Total commercial, financial, and industrial	30,885	53	5	30,943	97	1	27	125	31,068
Commercial real estate:
CRE (b)	12,087	13	—	12,100	6	1	2	9	12,109
Consumer real estate:
HELOC (c)	1,906	7	6	1,919	34	2	9	45	1,964
Real estate installment loans (d)	8,658	30	27	8,715	44	3	46	93	8,808
Total consumer real estate	10,564	37	33	10,634	78	5	55	138	10,772
Credit card and other:
Credit card	292	2	2	296	—	—	—	—	296
Other	608	3	—	611	1	—	2	3	614
Total credit card and other	900	5	2	907	1	—	2	3	910
Total loans and leases	$54,436	$108	$40	$54,584	$182	$7	$86	$275	$54,859

(a) $113 million and $99 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(b) $5 million and $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(c) $5 million and $7 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(d) $7 million and $50 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.

25	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of September 30, 2022 and December 31, 2021, FHN had commercial loans with amortized cost of approximately $116 million and $120 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $108 million and $8 million, respectively, at September 30, 2022. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three and nine months ended September 30, 2022, FHN recognized charge-offs of $5 million and $9 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $7 million and $28 million, respectively, as of September 30, 2022 and $7 million and $20 million, respectively, as of December 31, 2021. Charge-offs during the three and nine months ended September 30, 2022 were $2 million for collateral-dependent consumer loans and were not significant for the three and nine months ended September 30, 2021.
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
On September 30, 2022 and December 31, 2021, FHN had $204 million and $206 million, respectively, of portfolio loans classified as TDRs. Additionally, $31 million and $35 million of loans held for sale as of September 30, 2022 and December 31, 2021, respectively, were classified as TDRs.
The following table presents the end of period balance for loans modified in a TDR during the periods indicated:

26	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

LOANS MODIFIED IN A TDR
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	3	$30	$24	5	$8	$7
CRE	—	—	—	—	—	—
HELOC	30	2	2	2	—	—
Real estate installment loans	—	—	—	6	—	—
Credit card and other	51	10	10	8	—	—
Total TDRs	84	$42	$36	21	$8	$7

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	6	$30	$24	32	$37	$34
CRE	—	—	—	1	12	10
HELOC	86	6	6	21	2	2
Real estate installment loans	181	41	41	41	8	8
Credit card and other	60	10	10	36	—	—
Total TDRs	333	$87	$81	131	$59	$54

The following table presents TDRs which re-defaulted during the three and nine months ended September 30, 2022 and 2021, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

LOANS MODIFIED IN A TDR THAT RE-DEFAULTED
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	—	$—	6	$3
CRE	—	—	4	10
HELOC	8	—	—	—
Real estate installment loans	21	7	1	1
Credit card and other	3	—	1	—
Total TDRs	32	$7	12	$14

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	5	$—	18	$5
CRE	—	—	6	19
HELOC	8	—	1	—
Real estate installment loans	27	8	8	4
Credit card and other	12	—	2	—
Total TDRs	52	$8	35	$28

27	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. As of September 30, 2022 and December 31, 2021, FHN recognized less than $1 million in allowance for expected credit losses on COVID-19 deferrals that do not qualify for the election which is not reflected in the table below. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and nine months ended September 30, 2022 and 2021 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The ACL balance as of September 30, 2022 reflects the impact of loan growth, deterioration in the macroeconomic forecast and a preliminary estimate of potential losses related to Hurricane Ian. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple Moody’s forecast scenarios for its macroeconomic inputs. During the three and nine months ended September 30, 2022, FHN's scenario selection process focused on key economic drivers such as unemployment and economic activity including recession risk. Risks considered include: rising interest rates, supply chain disruptions, labor/wage constraints, international conflict, and the ongoing impact of COVID-19. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on the base case forecast, which assumed positive real GDP growth over the forecast horizon.
During the year ended December 31, 2021, FHN considered stressed loan portfolios or industries that are most exposed to the effects of the COVID-19 pandemic, and added qualitative adjustments, where needed, to account for the risks not captured in modeled results. Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge off

28	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and nine months ended September 30, 2022 and 2021:

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended September 30, 2022
Allowance for loan and lease losses:
Balance as of July 1, 2022	$274	$141	$183	$26	$624
Charge-offs	(13)	(1)	(1)	(6)	(21)
Recoveries	2	—	6	1	9
Provision for loan and lease losses	32	8	5	7	52
Balance as of September 30, 2022	$295	$148	$193	$28	$664

Reserve for remaining unfunded commitments:
Balance as of July 1, 2022	53	17	10	—	80
Provision for remaining unfunded commitments	5	2	1	—	8
Balance as of September 30, 2022	58	19	11	—	88
Allowance for credit losses as of September 30, 2022	$353	$167	$204	$28	$752

	Three Months Ended September 30, 2021
Allowance for loan and lease losses:
Balance as of July 1, 2021	$385	$210	$203	$17	$815
Charge-offs	(11)	(2)	(1)	(5)	(19)
Recoveries	7	2	7	—	16
Provision for loan losses	(7)	(48)	(30)	7	(78)
Balance as of September 30, 2021	$374	$162	$179	$19	$734

Reserve for remaining unfunded commitments:
Balance as of July 1, 2021	$57	$9	$9	$—	$75
Provision for remaining unfunded commitments	(8)	1	—	—	(7)
Balance as of September 30, 2021	49	10	9	—	68
Allowance for credit losses as of September 30, 2021	$423	$172	$188	$19	$802

29	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

	Nine Months Ended September 30, 2022
Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(38)	(1)	(4)	(18)	(61)
Recoveries	6	1	17	3	27
Provision for loan and lease losses	(7)	(6)	17	24	28
Balance as of September 30, 2022	$295	$148	$193	$28	$664

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	$46	$12	$8	$—	$66
Provision for remaining unfunded commitments	12	7	3	—	22
Balance as of September 30, 2022	58	19	11	—	88
Allowance for credit losses as of September 30, 2022	$353	$167	$204	$28	$752

	Nine Months Ended September 30, 2021
Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(27)	(5)	(5)	(11)	(48)
Recoveries	18	5	21	3	47
Provision for loan and lease losses	(70)	(80)	(79)	1	(228)
Balance as of September 30, 2021	$374	$162	$179	$19	$734

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	$65	$10	$10	$—	$85
Provision for remaining unfunded commitments	(16)	—	(1)	—	(17)
Balance as of September 30, 2021	49	10	9	—	68
Allowance for credit losses as of September 30, 2021	$423	$172	$188	$19	$802

(a) C&I loans as of September 30, 2022 and 2021 include $129 million and $2.0 billion in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.

30	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
Prior to the IBKC merger, FHN’s mortgage banking operations were not significant. At September 30, 2022,
FHN had approximately $40 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2022 and 2021, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of the nine months ended September 30, 2022 and the year ended December 31, 2021.

MORTGAGE LOANS HELD FOR SALE
(Dollars in millions)	September 30, 2022	December 31, 2021
Balance at beginning of period	$250	$409
Originations and purchases	1,158	2,836
Sales, net of gains	(1,326)	(3,025)
Mortgage loans transferred from (to) held for investment	—	30
Balance at end of period	$82	$250

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

MORTGAGE SERVICING RIGHTS
	September 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$19	$(4)	$15	$39	$(9)	$30

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of September 30, 2022 and December 31, 2021. Total mortgage servicing fees included in mortgage banking and title income were $1 million for the three months ended September 30, 2022 and 2021, respectively. Total mortgage servicing fees included in mortgage banking and title income were $4 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively. Mortgage servicing rights with a net carrying amount of $21 million were sold during the second quarter of 2022 resulting in a gain of $12 million for the nine months ended September 30, 2022 which is included in mortgage banking and title income on the Consolidated Statements of Income.

31	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2020	$880	$631	$1,511
Additions	—	—	—
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
September 30, 2022	$880	$631	$1,511

FHN performed the required annual goodwill impairment test as of October 1, 2021. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary. FHN is currently in the process of performing its annual impairment test as of October 1, 2022.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	September 30, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(161)	$210	$371	$(128)	$243
Client relationships	32	(12)	20	37	(11)	26
Other (a)	27	(11)	16	41	(12)	29
Total	$430	$(184)	$246	$449	$(151)	$298

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

32	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								September 30, 2022	December 31, 2021
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	4,936	494	494	—
						31,686	$1,032	$1,014	$520

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

On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including closing of the Pending TD Merger or termination of the TD Merger Agreement. Conversion occurs at a fixed rate of 5,574.136 shares of common stock for each share of Series G Convertible Preferred Stock, or 4,000 shares of common stock if regulatory approval of the Pending TD Merger is not obtained. For more information on the impact of the convertible features on diluted earnings per share, see Note 9 - Earnings Per Share.
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
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On September 30, 2022 and December 31, 2021, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.

33	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2022 and 2021:

ACCUMULATED OTHER COMPREHENSIVE INCOME
(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2022	$(671)	$(40)	$(252)	$(963)
Net unrealized gains (losses)	(368)	(103)	—	(471)
Amounts reclassified from AOCI	—	4	3	7
Other comprehensive income (loss)	(368)	(99)	3	(464)
Balance as of September 30, 2022	$(1,039)	$(139)	$(249)	$(1,427)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2022	$(36)	$3	$(255)	$(288)
Net unrealized gains (losses)	(1,003)	(149)	—	(1,152)
Amounts reclassified from AOCI	—	7	6	13
Other comprehensive income (loss)	(1,003)	(142)	6	(1,139)
Balance as of September 30, 2022	$(1,039)	$(139)	$(249)	$(1,427)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2021	$43	$8	$(254)	$(203)
Net unrealized gains (losses)	(38)	—	(1)	(39)
Amounts reclassified from AOCI	—	(1)	2	1
Other comprehensive income (loss)	(38)	(1)	1	(38)
Balance as of September 30, 2021	$5	$7	$(253)	$(241)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2021	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(103)	(1)	1	(103)
Amounts reclassified from AOCI	—	(4)	6	2
Other comprehensive income (loss)	(103)	(5)	7	(101)
Balance as of September 30, 2021	$5	$7	$(253)	$(241)

34	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI	2022	2021	2022	2021	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$5	$(2)	$9	$(6)	Interest and fees on loans and leases
Tax expense (benefit)	(1)	1	(2)	2	Income tax expense
	4	(1)	7	(4)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	4	3	8	8	Other expense
Tax expense (benefit)	(1)	(1)	(2)	(2)	Income tax expense
	3	2	6	6
Total reclassification from AOCI	$7	$1	$13	$2

35	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2022	2021	2022	2021
Net income	$268	$235	$642	$781
Net income attributable to noncontrolling interest	3	3	8	9
Net income attributable to controlling interest	265	232	634	772
Preferred stock dividends	8	8	24	29
Net income available to common shareholders	$257	$224	$610	$743

Weighted average common shares outstanding—basic	535,986	545,818	534,613	549,434
Effect of dilutive restricted stock, performance equity awards and options	6,655	4,001	7,258	4,765
Effect of dilutive convertible preferred stock (a)	27,512	—	21,667	—
Weighted average common shares outstanding—diluted	570,153	549,819	563,538	554,199

Basic earnings per common share	$0.48	$0.41	$1.14	$1.35
Diluted earnings per common share	$0.45	$0.41	$1.08	$1.34

(a) During the first quarter of 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which is convertible into common stock upon completion of the Pending TD Merger or the termination of the TD Merger Agreement. For more information on the convertible features, including the conversion rate, see Note 7 - Preferred Stock.

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2022	2021	2022	2021
Stock options excluded from the calculation of diluted EPS	11	2,901	35	1,431
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$26.03	$17.75	$25.65	$20.64
Other equity awards excluded from the calculation of diluted EPS	493	2,464	199	1,394

36	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2022, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2022, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

37	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million and $17 million as of September 30, 2022 and December 31, 2021, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

38	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
The components of net periodic benefit cost for the three and nine months ended September 30 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Components of net periodic benefit cost
Interest cost	$5	$4	$15	$12
Expected return on plan assets	(6)	(7)	(18)	(15)
Amortization of unrecognized:
Actuarial (gain) loss	4	2	8	6
Other	—	—	—	2
Net periodic benefit cost	$3	$(1)	$5	$5

39	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

40	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three and nine months ended September 30, 2022 and 2021:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$517	$138	$7	$662
Provision for credit losses	43	17	—	60
Noninterest income (a)	110	64	39	213
Noninterest expense (b)	304	104	61	469
Income (loss) before income taxes	280	81	(15)	346
Income tax expense (benefit)	65	20	(7)	78
Net income (loss)	$215	$61	$(8)	$268
Average assets	$42,815	$19,749	$19,986	$82,550

	Three Months Ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$444	$154	$(106)	$492
Provision for credit losses	(52)	(33)	—	(85)
Noninterest income	113	142	(8)	247
Noninterest expense (b)	292	139	95	526
Income (loss) before income taxes	317	190	(209)	298
Income tax expense (benefit)	74	46	(57)	63
Net income (loss)	$243	$144	$(152)	$235
Average assets	$40,908	$20,505	$26,988	$88,401

(a)     2022 includes a $21 million gain related to the sale of the title insurance business in the Corporate segment.
(b)     2022 and 2021 includes $24 million and $46 million, respectively, in merger and integration expenses related to the IBKC merger and Pending TD Merger in the Corporate segment.

	Nine Months Ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,410	$424	$(151)	$1,683
Provision for credit losses	64	(4)	(10)	50
Noninterest income (a)	337	265	40	642
Noninterest expense (b)	911	349	190	1,450
Income (loss) before income taxes	772	344	(291)	825
Income tax expense (benefit)	181	84	(82)	183
Net income (loss)	$591	$260	$(209)	$642
Average assets	$41,779	$20,071	$23,949	$85,799

41	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,319	$466	$(289)	$1,496
Provision for credit losses	(169)	(60)	(16)	(245)
Noninterest income	323	477	29	829
Noninterest expense (b)	837	441	289	1,567
Income (loss) before income taxes	974	562	(533)	1,003
Income tax expense (benefit)	228	136	(142)	222
Net income (loss)	$746	$426	$(391)	$781
Average assets	$41,931	$20,717	$24,483	$87,131

(a)     2022 includes a $21 million gain related to the sale of the title insurance business in the Corporate segment.
(b)     2022 and 2021 includes $99 million and $148 million, respectively, in merger and integration expenses related to the IBKC merger and Pending TD Merger in the Corporate segment.

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and nine months ended September 30, 2022 and 2021:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three months ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$46	$—	$46
Deposit transactions and cash management	39	2	2	43
Brokerage, management fees and commissions	23	—	—	23
Mortgage banking and title income	—	9	—	9
Card and digital banking fees	19	—	2	21
Other service charges and fees	8	5	—	13
Trust services and investment management	11	—	—	11
Securities gains (losses), net (b)	—	—	12	12
Deferred compensation income	—	—	(3)	(3)
Other income (c)	10	2	26	38
Total noninterest income	$110	$64	$39	$213

42	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Three months ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$96	$—	$96
Deposit transactions and cash management	40	3	1	44
Brokerage, management fees and commissions	24	—	—	24
Mortgage banking and title income	—	34	—	34
Card and digital banking fees	18	1	2	21
Other service charges and fees	6	5	1	12
Trust services and investment management	13	—	—	13
Securities gains (losses), net (b)	—	—	1	1
Deferred compensation income	—	—	3	3
Loss on debt extinguishment	—	—	(23)	(23)
Other income (c)	12	3	7	22
Total noninterest income	$113	$142	$(8)	$247

(a)2022 and 2021 includes $13 million and $12 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

	Nine Months Ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$170	$—	$170
Deposit transactions and cash management	115	7	7	129
Brokerage, management fees and commissions	71	—	—	71
Mortgage banking and title income	—	65	—	65
Card and digital banking fees	57	2	5	64
Other service charges and fees	24	17	—	41
Trust services and investment management	36	—	—	36
Securities gains (losses), net (b)	—	—	18	18
Deferred compensation income	—	—	(24)	(24)
Other income (c)	34	4	34	72
Total noninterest income	$337	$265	$40	$642

43	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$323	$—	$324
Deposit transactions and cash management	117	8	5	130
Brokerage, management fees and commissions	65	—	—	65
Mortgage banking and title income	—	124	2	126
Card and digital banking fees	51	2	6	59
Other service charges and fees	18	12	2	32
Trust services and investment management	39	—	—	39
Securities gains (losses), net (b)	—	—	12	12
Deferred compensation income	—	—	12	12
Loss on debt extinguishment	—	—	(23)	(23)
Other income (c)	32	8	13	53
Total noninterest income	$323	$477	$29	$829

(a)2022 and 2021 includes $33 million and $35 million for 2022 and 2021, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

44	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of September 30, 2022 and December 31, 2021:

CONSOLIDATED VIEs
(Dollars in millions)	September 30, 2022	December 31, 2021
Assets:
Other assets	$173	$205

Liabilities:
Other liabilities	$146	$179

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and nine months ended September 30, 2022 and 2021.

45	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 for LIHTC investments accounted for under the proportional amortization method.

LIHTC IMPACTS ON TAX EXPENSE
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$11	$9	$33	$26
Low income housing tax credits	(11)	(8)	(35)	(25)
Other tax benefits related to qualifying LIHTC investments	(3)	(2)	(9)	(7)

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

46	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
the borrowing entity. First Horizon Bank has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
Proprietary Trust Preferred Issuances
In conjunction with its acquisitions, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the ability to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of September 30, 2022 and December 31, 2021:

NONCONSOLIDATED VIEs AT SEPTEMBER 30, 2022
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$445	$160	(a)
Other tax credit investments (b)	87	67	Other assets
Small issuer trust preferred holdings (c)	172	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	8,785	—	(e)
Commercial loan troubled debt restructurings (f)	55	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $285 million of current investments and $160 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $296 million classified as trading securities, $1.4 billion classified as held to maturity and $7.1 billion classified as securities available for sale.
(f)Maximum loss exposure represents $55 million of current receivables with no additional contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
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
(g)No exposure to loss due to nature of FHN's involvement.

47	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2022 and December 31, 2021, respectively, FHN had $220 million and $181 million of cash receivables and $39 million and $102 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $34 million and $85 million for the three months ended September 30, 2022 and 2021, $133 million

48	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
and $291 million for the nine months ended September 30, 2022 and 2021, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments, and are included in fixed income on the Consolidated Statements of Income.
The following tables summarize derivatives associated with FHNF's trading activities as of September 30, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH TRADING
	September 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,112	$3	$291
Offsetting upstream interest rate contracts	3,112	80	3
Option contracts purchased	10	—	—
Forwards and futures purchased	2,089	4	36
Forwards and futures sold	2,204	40	3

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,587	$84	$41
Offsetting upstream interest rate contracts	3,587	4	8
Option contracts purchased	13	—	—
Forwards and futures purchased	4,430	2	9
Forwards and futures sold	5,044	10	2

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
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of September 30, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	September 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,315	$—	$611
Offsetting upstream interest rate contracts	8,315	184	—

49	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,037	$202	$29
Offsetting upstream interest rate contracts	8,037	4	15

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$271	$(29)	$788	$(197)
Offsetting upstream interest rate contracts (a)	(271)	29	(788)	197

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
In 2022, FHN entered into interest rate contracts (floors and swaps) which have been designated as cash flow hedges. These hedges reference 1-month Term SOFR and FHN has made certain elections under ASU 2020-04 to facilitate qualification for hedge accounting during the time that hedged items transition away from 1-Month LIBOR.
In a cash flow hedge, the entire change in the fair value of the interest rate derivatives included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2022 and December 31, 2021:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	September 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,525	$—	$82
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,525	N/A

50	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,100	$13	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,100	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(138)	$(6)	$(105)	$(20)
Gain (loss) recognized in other comprehensive income (loss)	(103)	—	(149)	(1)
Gain (loss) reclassified from AOCI into interest income	4	(1)	7	(4)

(a)Approximately $20 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	September 30, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$92	$—	$1
Forward contracts written	136	5	—

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$241	$4	$—
Forward contracts written	404	—	—

51	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and nine months ended September 30, 2022 and 2021:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$4	$(3)	$5	$(12)
Forward contracts written	6	—	33	—
Forward contracts purchased	—	(2)	—	10

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2022 and December 31, 2021, the derivative liabilities associated with the sales of Visa Class B shares were $20 million and $23 million, respectively. FHN recognized $12 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the nine months ended September 30, 2022 and $19 million for the year ended December 31, 2021. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2022 and December 31, 2021, these loans were valued at $11 million and $7 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of September 30, 2022 and December 31, 2021, the notional values of FHN’s risk participations were $217 million and $257 million of derivative assets and $738 million and $500 million of derivative liabilities, respectively. The notional value for risk participation/
syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third party customers referenced in the swap contracts defaulted at September 30, 2022 and December 31, 2021, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, FHN recognized an insignificant amount of assets and liabilities associated with these contracts.
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

52	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $5 million of assets and $290 million of liabilities on September 30, 2022, and $67 million of assets and $26 million of liabilities on December 31, 2021. As of September 30, 2022 and December 31, 2021, FHN had received collateral of $110 million and $205 million and posted collateral of $61 million and $14 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $194 million of assets and $290 million of liabilities on September 30, 2022, and $74 million of assets and $30 million of liabilities on December 31, 2021. As of September 30, 2022 and December 31, 2021, FHN had received collateral of $302 million and $213 million and posted collateral of $61 million and $18 million, respectively, in the normal course of business related to these contracts.
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

53	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2022
Interest rate derivative contracts	$267	$—	$267	$(54)	$(196)	$17
Forward contracts	44	—	44	(11)	(28)	5
	$311	$—	$311	$(65)	$(224)	$22

December 31, 2021
Interest rate derivative contracts	$311	$—	$311	$(32)	$(181)	$98
Forward contracts	12	—	12	(4)	(3)	5
	$323	$—	$323	$(36)	$(184)	$103

(a)Included in other assets on the Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, $7 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2022
Interest rate derivative contracts	$988	$—	$988	$(54)	$(180)	$754
Forward contracts	39	—	39	(11)	(10)	18
	$1,027	$—	$1,027	$(65)	$(190)	$772
December 31, 2021
Interest rate derivative contracts	$93	$—	$93	$(32)	$(38)	$23
Forward contracts	10	—	10	(4)	(1)	5
	$103	$—	$103	$(36)	$(39)	$28

(a)Included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, $21 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

54	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of September 30, 2022 and December 31, 2021:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
September 30, 2022	$492	$—	$492	$(11)	$(479)	$2
December 31, 2021	488	—	488	(10)	(476)	2

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of September 30, 2022 and December 31, 2021:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2022	$658	$—	$658	$(11)	$(647)	$—
December 31, 2021	1,247	—	1,247	(10)	(1,237)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

55	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following tables provide details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of September 30, 2022 and December 31, 2021:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	September 30, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$11	$—	$11
Government agency issued MBS	558	—	558
Government agency issued CMO	89	—	89
Total securities sold under agreements to repurchase	$658	$—	$658

	December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$33	$—	$33
Government agency issued MBS	1,068	—	1,068
Other U.S. government agencies	31	—	31
Government guaranteed loans (SBA and USDA)	115	—	115
Total securities sold under agreements to repurchase	$1,247	$—	$1,247

56	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Recurring Fair Value Measurements
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

57	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	September 30, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$53	$—	$53
Government agency issued MBS	—	60	—	60
Government agency issued CMO	—	236	—	236
Other U.S. government agencies	—	147	—	147
States and municipalities	—	31	—	31
Corporate and other debt	—	871	—	871
Interest-only strips (elected fair value)	—	—	23	23
Total trading securities	—	1,398	23	1,421
Loans held for sale (elected fair value)	—	69	20	89
Securities available for sale:
Government agency issued MBS	—	4,690	—	4,690
Government agency issued CMO	—	2,415	—	2,415
Other U.S. government agencies	—	1,056	—	1,056
States and municipalities	—	557	—	557
Total securities available for sale	—	8,718	—	8,718
Other assets:
Deferred compensation mutual funds	106	—	—	106
Equity, mutual funds, and other	22	—	—	22
Derivatives, forwards and futures	49	—	—	49
Derivatives, interest rate contracts	—	267	—	267
Derivatives, other	—	2	—	2
Total other assets	177	269	—	446
Total assets	$177	$10,454	$43	$10,674
Trading liabilities:
U.S. treasuries	$—	$326	$—	$326
Corporate and other debt	—	57	—	57
Total trading liabilities	—	383	—	383
Other liabilities:
Derivatives, forwards and futures	39	—	—	39
Derivatives, interest rate contracts	—	988	—	988
Derivatives, other	—	2	20	22
Total other liabilities	39	990	20	1,049
Total liabilities	$39	$1,373	$20	$1,432

58	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$85	$—	$85
Government agency issued MBS	—	464	—	464
Government agency issued CMO	—	62	—	62
Other U.S. government agencies	—	276	—	276
States and municipalities	—	34	—	34
Corporate and other debt	—	642	—	642
Interest-only strips (elected fair value)	—	—	38	38
Total trading securities	—	1,563	38	1,601
Loans held for sale (elected fair value)	—	230	28	258
Securities available for sale:
Government agency issued MBS	—	5,055	—	5,055
Government agency issued CMO	—	2,257	—	2,257
Other U.S. government agencies	—	850	—	850
States and municipalities	—	545	—	545
Total securities available for sale	—	8,707	—	8,707
Other assets:
Deferred compensation mutual funds	125	—	—	125
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	12	—	—	12
Derivatives, interest rate contracts	—	311	—	311
Derivatives, other	—	1	—	1
Total other assets	162	312	—	474
Total assets	$162	$10,812	$66	$11,040
Trading liabilities:
U.S. treasuries	$—	$334	$—	$334
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	91	—	91
Total trading liabilities	—	426	—	426
Other liabilities:
Derivatives, forwards and futures	11	—	—	11
Derivatives, interest rate contracts	—	93	—	93
Derivatives, other	—	1	23	24
Total other liabilities	11	94	23	128
Total liabilities	$11	$520	$23	$554

59	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2022 and 2021 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended September 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2022	$26		$34		$(28)
Total net gains (losses) included in net income	(2)		—		(1)
Sales	(23)		(14)		—
Settlements	—		—		9
Repayments	—		(1)		—
Net transfers into (out of) Level 3	22	(b)	1		—
Balance on September 30, 2022	$23		$20		$(20)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(1)	(d)

	Three Months Ended September 30, 2021
(Dollars in millions)	Interest-only strips-AFS		Loans held for sale		Net derivative liabilities
Balance on July 1, 2021	$30		$25		$(18)
Total net gains (losses) included in net income	1		—		—
Purchases	—		3		—
Sales	(35)		(8)		—
Settlements	—		—		2
Net transfers into (out of) Level 3	20	(b)	4		—
Balance on September 30, 2021	$16		$24		$(16)
Net unrealized gains (losses) included in net income	$—	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.

60	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2022 and 2021, on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Nine Months Ended September 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Total net gains (losses) included in net income	(5)		—		(13)
Purchases	—		1		—
Sales	(61)		(14)		—
Settlements	—		(1)		16
Repayments	—		(1)		—
Net transfers into (out of) Level 3	51	(b)	7		—
Balance on September 30, 2022	$23		$20		$(20)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(13)	(d)

	Nine Months Ended September 30, 2021
(Dollars in millions)	Interest-only strips-AFS		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16		$(14)
Total net gains (losses) included in net income	5		2		—		(9)
Purchases	—		8		—		—
Sales	(68)		(18)		—		—
Settlements	—		(2)		(2)		7
Net transfers into (out of) Level 3	47	(b)	22	(e)	(14)	(e)	—
Balance on September 30, 2021	$16		$24		$—		$(16)
Net unrealized gains (losses) included in net income	$—	(c)	$2	(a)	$—		$(9)	(d)

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
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2022 and 2021.

61	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at September 30, 2022, and December 31, 2021, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
	Carrying value at September 30, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$556	$—	$556
Loans and leases (a)	—	—	122	122
OREO (b)	—	—	3	3
Other assets (c)	—	—	40	40

	Carrying value at December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$852	$1	$853
Loans held for sale—first mortgages	—	—	1	1
Loans and leases (a)	—	—	84	84
OREO (b)	—	—	3	3
Other assets (c)	—	—	30	30

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2022 and 2021:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended September 30,		Net gains (losses) Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Loans held for sale—SBAs and USDA	$(2)	$(2)	$(4)	$(3)
Loans and leases (a)	(6)	(9)	(7)	(12)
OREO (b)	—	—	—	(1)
Other assets (c)	(3)	(2)	(5)	(2)
	$(11)	$(13)	$(16)	$(18)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.

62	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
For the three and nine months ended September 30, 2022, FHN recognized less than $1 million of fixed asset and leased asset impairments and less than $1 million of fixed asset recoveries for both periods. These amounts were primarily recognized in the Corporate segment.
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
Level 3 Measurements
The following tables provide information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of September 30, 2022 and December 31, 2021:

63	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at September 30, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$23	Discounted cash flow	Constant prepayment rate	12% - 13%	12%
			Bond equivalent yield	15% - 17%	15%
Loans held for sale - residential real estate	$20	Discounted cash flow	Prepayment speeds - First mortgage	2% - 9%	3%
			Foreclosure losses	63% - 77%	65%
			Loss severity trends - First mortgage	0% - 10% of UPB	6%
Derivative liabilities, other	$20	Discounted cash flow	Visa covered litigation resolution amount	$5.4 billion - $6.2 billion	$5.9 billion
			Probability of resolution scenarios	10% - 30%	24%
			Time until resolution	3 - 33 months	22 months
Loans and leases (a)	$122	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$40	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

64	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$38	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	11% - 14%	11%
Loans held for sale - residential real estate	$29	Discounted cash flow	Prepayment speeds - First mortgage	4% - 12%	5%
			Foreclosure losses	54% - 66%	65%
			Loss severity trends - First mortgage	1% - 14% of UPB	8%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	11%	11%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.8 billion - $6.2 billion	$6.0 billion
			Probability of resolution scenarios	15% - 35%	24%
			Time until resolution	12 - 36 months	25 months
Loans and leases (a)	$84	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$30	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

65	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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

66	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following tables reflect the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	September 30, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$89	$96	$(7)
Nonaccrual loans	4	8	(4)

	December 31, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$258	$264	$(6)
Nonaccrual loans	4	7	(3)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$(4)	$(3)	$(10)	$(8)

For the three and nine months ended September 30, 2022 and 2021, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

67	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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

68	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of September 30, 2022 and December 31, 2021, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets,

69	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following tables summarize the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

70	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	September 30, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,325	$—	$—	$31,084	$31,084
Commercial real estate	12,873	—	—	12,735	12,735
Consumer:
Consumer real estate	11,671	—	—	11,550	11,550
Credit card and other	821	—	—	825	825
Total loans and leases, net of allowance for loan and lease losses	56,690	—	—	56,194	56,194
Short-term financial assets:
Interest-bearing deposits with banks	3,241	3,241	—	—	3,241
Federal funds sold	198	—	198	—	198
Securities purchased under agreements to resell	492	—	492	—	492
Total short-term financial assets	3,931	3,241	690	—	3,931
Trading securities (a)	1,421	—	1,398	23	1,421
Loans held for sale:
Mortgage loans (elected fair value) (a)	89	—	69	20	89
USDA & SBA loans - LOCOM	557	—	559	—	559
Mortgage loans - LOCOM	34	—	—	34	34
Total loans held for sale	680	—	628	54	682
Securities available for sale (a)	8,718	—	8,718	—	8,718
Securities held to maturity	1,385	—	1,222	—	1,222
Derivative assets (a)	318	49	269	—	318
Other assets:
Tax credit investments	530	—	—	530	530
Deferred compensation mutual funds	106	106	—	—	106
Equity, mutual funds, and other (b)	251	22	—	229	251
Total other assets	887	128	—	759	887
Total assets	$74,030	$3,418	$12,925	$57,030	$73,373
Liabilities:
Defined maturity deposits	$2,671	$—	$2,668	$—	$2,668
Trading liabilities (a)	383	—	383	—	383
Short-term financial liabilities:
Federal funds purchased	496	—	496	—	496
Securities sold under agreements to repurchase	657	—	657	—	657
Other short-term borrowings	263	—	263	—	263
Total short-term financial liabilities	1,416	—	1,416	—	1,416
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	66	—	—	59	59
Secured borrowings	4	—	—	4	4
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,333	—	1,331	—	1,331
Total term borrowings	1,597	—	1,331	260	1,591
Derivative liabilities (a)	1,049	39	990	20	1,049
Total liabilities	$7,116	$39	$6,788	$280	$7,107

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $26 million and FRB stock of $203 million.

71	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$30,734	$—	$—	$31,020	$31,020
Commercial real estate	11,955	—	—	11,986	11,986
Consumer:
Consumer real estate	10,609	—	—	11,111	11,111
Credit card and other	891	—	—	906	906
Total loans and leases, net of allowance for loan and lease losses	54,189	—	—	55,023	55,023
Short-term financial assets:
Interest-bearing deposits with banks	14,907	14,907	—	—	14,907
Federal funds sold	153	—	153	—	153
Securities purchased under agreements to resell	488	—	488	—	488
Total short-term financial assets	15,548	14,907	641	—	15,548
Trading securities (a)	1,601	—	1,563	38	1,601
Loans held for sale:
Mortgage loans (elected fair value) (a)	258	—	230	28	258
USDA & SBA loans - LOCOM	853	—	855	1	856
Other loans - LOCOM	24	—	24	—	24
Mortgage loans - LOCOM	37	—	—	37	37
Total loans held for sale	1,172	—	1,109	66	1,175
Securities available for sale (a)	8,707	—	8,707	—	8,707
Securities held to maturity	712	—	705	—	705
Derivative assets (a)	324	12	312	—	324
Other assets:
Tax credit investments	456	—	—	450	450
Deferred compensation mutual funds	125	125	—	—	125
Equity, mutual funds, and other (b)	257	25	—	232	257
Total other assets	838	150	—	682	832
Total assets	$83,091	$15,069	$13,037	$55,809	$83,915
Liabilities:
Defined maturity deposits	$3,500	$—	$3,524	$—	$3,524
Trading liabilities (a)	426	—	426	—	426
Short-term financial liabilities:
Federal funds purchased	775	—	775	—	775
Securities sold under agreements to repurchase	1,247	—	1,247	—	1,247
Other short-term borrowings	102	—	102	—	102
Total short-term financial liabilities	2,124	—	2,124	—	2,124
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	59	—	—	58	58
Secured borrowings	6	—	—	6	6
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,331	—	1,452	—	1,452
Total term borrowings	1,590	—	1,452	261	1,713
Derivative liabilities (a)	128	11	94	23	128
Total liabilities	$7,768	$11	$7,620	$284	$7,915

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $203 million.

72	3Q22 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2022 and December 31, 2021:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Unfunded Commitments:
Loan commitments	$26,747	$24,229	$1	$1
Standby and other commitments	716	810	7	6

73	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

74	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Introduction
First Horizon Corporation (NYSE common stock trading symbol “FHN”) is a financial holding company headquartered in Memphis, Tennessee. FHN’s principal subsidiary, and only banking subsidiary, is First Horizon Bank. Through the Bank and other subsidiaries, FHN offers regional banking, mortgage lending, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management, capital markets, and other financial services to commercial, consumer, and governmental clients throughout the U.S.
At September 30, 2022, FHN had over 500 business locations in 22 states, including over 400 banking centers in 12 states, and employed more than 7,500 associates.
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
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Pending TD Merger”).
In connection with the TD Merger Agreement, TD purchased from FHN shares of non-voting Perpetual Convertible Preferred Stock, Series G, a new series of preferred stock of FHN (the “Series G Convertible Preferred Stock”) in a private placement transaction having an aggregate liquidation preference and purchase price of approximately $494 million, pursuant to a securities purchase agreement between FHN and TD entered into concurrently with the execution and delivery of the TD Merger Agreement. The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of Company Common Stock in certain circumstances, including the closing of the Pending TD Merger or the termination of the TD Merger Agreement.

75	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Financial Performance Summary
Third Quarter 2022 Highlights
FHN reported third quarter 2022 net income available to common shareholders of $257 million, or $0.45 per diluted share, compared to $166 million, or $0.29 per diluted share, in second quarter 2022 and $224 million, or $0.41 per diluted share, in third quarter 2021.
Net interest income of $662 million increased $120 million from second quarter 2022 reflecting the benefit of higher rates, loan growth, and higher investment portfolio income, partially offset by higher funding costs. Compared to third quarter 2021, net interest income increased $170 million, driven by higher earning asset yields and higher average investment portfolio balances.
Provision for credit losses was $60 million in third quarter 2022 compared to $30 million in second quarter 2022 largely reflecting the impact of loan growth, deterioration in the macroeconomic forecast and a preliminary estimate for potential losses related to Hurricane Ian. The provision for credit losses increased $145 million compared to a benefit of $85 million in third quarter 2021, as the benefit in the prior year reflected an improved macroeconomic outlook and positive credit grade migration.
Noninterest income of $213 million increased $12 million compared to second quarter 2022 largely driven by a gain of $21 million on the sale of FHN's title services business. Results also reflect higher deferred compensation income and securities gains offset by decreases in mortgage banking and title income and fixed income. Noninterest income decreased $34 million compared to third quarter 2021 primarily reflecting lower fixed income and mortgage banking and title income. Results also reflect the impact of a $23 million loss on the retirement of legacy IBKC trust preferred securities in third quarter 2021 and higher securities gains in third quarter 2022
Noninterest expense of $469 million decreased $19 million from second quarter 2022, largely reflecting the impact of $12 million in derivative valuation adjustments on prior Visa Class-B share sales in second quarter 2022. Compared with third quarter 2021, noninterest expense decreased $57 million largely reflecting decreases in personnel expense, legal and professional fees and contract employment and outsourcing. Merger and integration expenses related to the IBKC and Pending TD Mergers totaled $24 million for the third quarter of 2022 compared to $38 million in second quarter 2022 and $46 million in third quarter 2021.
Year-to-Date and Period End Highlights
For the nine months ended September 30, 2022, net income available to common shareholders was $610 million, or $1.08 per diluted share, compared to $743 million, or $1.34 per diluted share, for the nine months ended September 30, 2021. The decrease was the result of a $295 million increase in the provision for credit losses and a $187 million decrease in noninterest income, offset by a $187 million increase in net interest income and a $117 million decrease in noninterest expense.
Period-end loans and leases of $57.4 billion increased $2.5 billion from December 31, 2021 despite a decrease of $909 million in PPP loans. Average loans and leases of $56.5 billion in third quarter 2022 increased $1.0 billion from $55.5 billion in third quarter 2021 driven by consumer loan growth of $730 million and commercial loan growth of $305 million.
Period-end deposits of $66.0 billion decreased $8.9 billion, or 12%, from December 31, 2021 driven by a $6.8 billion decrease in interest-bearing deposits and a $2.1 billion decrease in noninterest-bearing deposits. Average deposits decreased $5.6 billion from third quarter 2021 from higher deposit balances in the prior year associated with elevated liquidity related to the COVID-19 pandemic.
Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2022 were 11.71% and 13.10%, an improvement from 11.04% and 12.34% at December 31, 2021, respectively. The CET1 ratio was 9.94% at September 30, 2022 compared to 9.92% at December 31, 2021.
The following portions of this MD&A focus in more detail on the results of operations for the three and nine months ended September 30, 2022, the three months ended June 30, 2022, and the three and nine months ended September 30, 2021 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.

76	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the nine months ended
(Dollars in millions, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pre-provision net revenue (a)	$406	$255	$213	$875	$758
Diluted earnings per common share	$0.45	$0.29	$0.41	$1.08	$1.34
Return on average assets (b)	1.29%	0.82%	1.05%	1.00%	1.20%
Return on average common equity (c)	13.85%	9.12%	11.43%	10.97%	12.96%
Return on average tangible common equity (a) (d)	18.23%	12.07%	14.95%	14.44%	17.06%
Net interest margin (e)	3.49%	2.74%	2.41%	2.85%	2.50%
Noninterest income to total revenue (f)	23.27%	27.06%	33.34%	27.07%	35.33%
Efficiency ratio (g)	54.29%	65.76%	71.27%	62.83%	67.75%
Allowance for loan and lease losses to total loans and leases	1.16%	1.10%	1.32%	1.16%	1.32%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.08%	0.09%	0.02%	0.08%	—%
Total period-end equity to period-end assets	10.32%	10.04%	9.64%	10.32%	9.64%
Tangible common equity to tangible assets (a)	6.64%	6.55%	6.80%	6.64%	6.80%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.45
Book value per common share	$12.99	$13.50	$14.24	$12.99	$14.24
Tangible book value per common share (a)	$9.72	$10.18	$10.88	$9.72	$10.88
Common equity Tier 1	9.94%	9.81%	10.09%	9.94%	10.09%
Market capitalization	$12,291	$11,724	$8,827	$12,291	$8,827
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.26.
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
The following tables present the major components of net interest income and net interest margin:

77	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	September 30, 2022			June 30, 2022			September 30, 2021
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$44,046	$496	4.47%	$43,589	$382	3.52%	$43,741	$372	3.37%
Consumer loans	12,497	124	3.94	11,987	112	3.74	11,767	112	3.81
Total loans and leases	56,543	620	4.35	55,576	494	3.57	55,508	484	3.47
Loans held for sale	761	9	4.91	1,027	10	3.89	992	8	3.25
Investment securities	10,315	55	2.14	9,781	46	1.87	8,494	31	1.48
Trading securities	1,342	15	4.54	1,509	13	3.43	1,171	6	2.07
Federal funds sold	259	1	2.28	228	1	1.11	13	—	0.18
Securities purchased under agreements to resell (a)	402	2	1.89	629	1	0.49	574	—	(0.04)
Interest-bearing deposits with banks	6,341	35	2.15	10,989	21	0.79	15,023	6	0.16
Total earning assets / Total interest income	$75,963	$737	3.86%	$79,739	$586	2.95%	$81,775	$535	2.61%
Cash and due from banks	1,246			1,281			1,263
Goodwill and other intangible assets, net	1,767			1,789			1,829
Allowance for loan and lease losses	(639)			(621)			(793)
Other assets	4,214			4,138			4,327
Total assets	$82,551			$86,326			$88,401

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$23,569	$19	0.31%	$24,841	$5	0.08%	$27,793	$9	0.12%
Other interest-bearing deposits	15,103	21	0.56	16,273	9	0.22	15,333	5	0.12
Time deposits	2,759	3	0.50	3,040	4	0.50	4,122	6	0.62
Total interest-bearing deposits	41,431	43	0.41	44,154	18	0.16	47,248	20	0.17
Federal funds purchased	596	3	2.28	733	1	0.80	906	—	0.14
Securities sold under agreements to repurchase	877	2	0.82	770	1	0.32	1,422	1	0.32
Trading liabilities	372	3	3.03	585	4	2.52	527	1	1.11
Other short-term borrowings	238	2	2.22	207	—	0.81	124	1	0.09
Term borrowings	1,598	18	4.57	1,597	17	4.38	1,665	18	4.39
Total interest-bearing liabilities / Total interest expense	$45,112	$71	0.63%	$48,046	$41	0.34%	$51,892	$41	0.31%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	26,701			27,791			26,485
Other liabilities	2,069			1,875			1,447
Total liabilities	73,882			77,712			79,824

Shareholders' equity	8,374			8,319			8,282
Noncontrolling interest	295			295			295
Total shareholders' equity	8,669			8,614			8,577
Total liabilities and shareholders' equity	$82,551			$86,326			$88,401

Net earnings assets / Net interest income (TE) / Net interest spread	$30,851	$666	3.23%	$31,693	$545	2.61%	$29,883	$494	2.30%
Taxable equivalent adjustment		(4)	0.26		(3)	0.13		(2)	0.11
Net interest income / Net interest margin (b)		$662	3.49%		$542	2.74%		$492	2.41%

(a) Negative yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

78	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Third Quarter 2022 versus Second Quarter 2022
Net interest income of $662 million in third quarter 2022 increased $120 million from second quarter 2022 driven by higher interest rates, greater average loan balances, and additional investment portfolio income, partially offset by higher funding costs.
The net interest margin of 3.49% in third quarter 2022 improved 75 basis points from second quarter 2022 primarily due to the benefit of higher interest rates as well as loan and securities portfolio growth and lower excess cash balances, partially offset by an increase in funding costs.
Average earning assets of $76.0 billion in third quarter 2022 decreased $3.8 billion from second quarter 2022 largely due to a $4.6 billion decrease in interest-bearing cash, offset by a $1.0 billion increase in loans and leases, driven by a $457 million increase in commercial loans and a $510 million increase in consumer loans.
Third Quarter 2022 versus Third Quarter 2021
Net interest income increased $170 million from third quarter 2021 driven by both higher earning asset yields and higher investment portfolio balances.
Third quarter 2022 net interest margin increased 108 basis points from 2.41% in third quarter 2021, driven by the impact of higher yields on earning assets, partially offset by higher funding costs.
Average earning assets decreased $5.8 billion from third quarter 2021 largely driven by a $8.7 billion decrease in average interest-bearing deposits with banks, offset by a $1.0 billion increase in loans and leases and a $1.8 billion increase in investment securities.

79	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$43,366	$1,217	3.75%	$44,771	$1,135	3.38%
Consumer loans	12,043	344	3.80	12,072	357	3.98
Total loans and leases	55,409	1,561	3.76	56,843	1,492	3.51
Loans held for sale	980	30	4.01	856	22	3.41
Investment securities	9,923	139	1.87	8,406	88	1.43
Trading securities	1,481	39	3.52	1,303	20	2.02
Federal funds sold	190	1	1.52	32	—	0.13
Securities purchased under agreements to resell (a)	567	2	0.61	580	—	(0.08)
Interest-bearing deposits with banks	10,713	63	0.79	12,468	11	0.12
Total earning assets / Total interest income	$79,263	$1,835	3.09%	$80,488	$1,633	2.72%
Cash and due from banks	1,251			1,260
Goodwill and other intangible assets, net	1,786			1,843
Premises and equipment, net	643			724
Allowance for loan and lease losses	(639)			(875)
Other assets	3,495			3,691
Total assets	$85,799			$87,131

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$24,903	$27	0.14%	$27,468	$31	0.15%
Other interest-bearing deposits	15,972	34	0.28	15,617	17	0.14
Time deposits	3,046	11	0.51	4,479	19	0.58
Total interest-bearing deposits	43,921	72	0.22	47,564	67	0.19
Federal funds purchased	737	5	0.96	969	1	0.11
Securities sold under agreements to repurchase	882	3	0.40	1,229	2	0.33
Trading liabilities	523	9	2.32	535	4	1.01
Other short-term borrowings	185	2	1.29	130	1	0.08
Term borrowings	1,595	53	4.41	1,669	55	4.39
Total interest-bearing liabilities / Total interest expense	$47,843	$144	0.40%	$52,096	$130	0.33%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	27,468			25,070
Other liabilities	1,854			1,503
Total liabilities	77,165			78,669

Shareholders' equity	8,339			8,167
Noncontrolling interest	295			295
Total shareholders' equity	8,634			8,462
Total liabilities and shareholders' equity	$85,799			$87,131

Net earnings assets / Net interest income (TE) / Net interest spread	$31,420	$1,691	2.69%	$28,392	$1,503	2.39%
Taxable equivalent adjustment		(8)	0.16		(7)	0.11
Net interest income / Net interest margin (b)		$1,683	2.85%		$1,496	2.50%

(a) Yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

80	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the nine months ended September 30, 2022, net interest income of $1.7 billion increased $187 million from the same period one year ago largely driven by higher earning asset yields.
Total average earning assets decreased $1.2 billion in the first nine months of 2022 largely from decreases in average loans and leases and interest-bearing cash partially offset by growth in investment securities.
The year-to-date net interest margin of 2.85% increased 35 basis points compared to the same period of 2021 as the increase in earning asset yields was partially offset by an increase in the cost of interest-bearing liabilities.

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
For the third quarter 2022, provision for credit losses was $60 million compared to $30 million in second quarter 2022, largely reflecting the impact of loan growth, deterioration in the macroeconomic forecast, and a preliminary estimate for potential losses related to Hurricane Ian. The third quarter 2022 provision increased $145 million from third quarter 2021 and increased $295 million on a year-to-date basis. The increase in provision during 2022 was reflective of non-PPP loan growth, deterioration in the macroeconomic forecast and a preliminary estimate of potential losses related to Hurricane Ian. The provision benefit in 2021 reflected an improved macroeconomic outlook and positive credit grade migration.
For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:

Table I.2.4
NONINTEREST INCOME

	Three Months Ended			3Q22 vs. 2Q22		3Q22 vs. 3Q21
(Dollars in millions)	September 30, 2022	June 30, 2022	September 30, 2021	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$46	$51	$96	$(5)	(10)%	$(50)	(52)%
Deposit transactions and cash management	43	42	44	1	2	(1)	(2)
Brokerage, management fees and commissions	23	24	24	(1)	(4)	(1)	(4)
Card and digital banking fees	21	23	21	(2)	(9)	—	—
Other service charges and fees	13	15	12	(2)	(13)	1	8
Trust services and investment management	11	12	13	(1)	(8)	(2)	(15)
Securities gains (losses), net	12	—	1	12	100	11	NM
Mortgage banking and title income	9	34	34	(25)	(74)	(25)	(74)
Deferred compensation income	(3)	(17)	3	14	82	(6)	(200)
Loss on debt extinguishment	—	—	(23)	—	—	23	100
Other income	38	17	22	21	124	16	73
Total noninterest income	$213	$201	$247	$12	6%	$(34)	(14)%

NM – Not meaningful

81	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Third Quarter 2022 versus Second Quarter 2022
Noninterest income of $213 million increased $12 million, or 6%, from second quarter 2022. During third quarter 2022, FHN sold its title services business for a gain of $21 million. Noninterest income results were also impacted by higher deferred compensation income and securities gains offset by decreases in mortgage banking and title income and fixed income.
Fixed income of $46 million decreased $5 million reflecting the impact of higher long-term rates, macroeconomic uncertainty and market volatility. Fixed income average daily revenue of $0.5 million compared with $0.6 million in second quarter 2022.
Mortgage banking and title income of $9 million decreased $25 million largely driven by declines in mortgage sales volume and margin compression as well as the divestiture of the title services business.
The increase in securities gains was largely attributable to a $10 million gain on an equity securities investment.
Deferred compensation income increased $14 million reflecting fluctuations in equity market valuations.
Third Quarter 2022 versus Third Quarter 2021
Noninterest income of $213 million for third quarter 2022 decreased $34 million, or 14%, compared to third quarter 2021, primarily reflecting lower fixed income and mortgage banking and title income. Results also reflect the impact of a $23 million loss on the retirement of legacy IBKC trust preferred securities in third quarter 2021 and higher securities gains in third quarter 2022.
Fixed income of $46 million decreased $50 million from third quarter 2021. Fixed income product revenue decreased $51 million, reflecting less favorable market conditions, while revenue from other products increased $1 million, largely driven by higher loans sales partially offset by lower derivative fees.
Mortgage banking and title income decreased $25 million largely driven by declines in mortgage sales volume and margin compression as well as the divestiture of the title services business.
Deferred compensation income decreased $6 million reflecting fluctuations in equity market valuations relative to the prior year.
Table I.2.5
NONINTEREST INCOME

	Nine Months Ended
(Dollars in millions)	September 30, 2022	September 30, 2021	$ Change	% Change
Noninterest income:
Fixed income	$170	$324	$(154)	(48)%
Deposit transactions and cash management	129	130	(1)	(1)
Brokerage, management fees and commissions	71	65	6	9
Mortgage banking and title income	65	126	(61)	(48)
Card and digital banking fees	64	59	5	8
Other service charges and fees	41	32	9	28
Trust services and investment management	36	39	(3)	(8)
Securities gains (losses), net	18	12	6	50
Deferred compensation income	(24)	12	(36)	NM
Loss on debt extinguishment	—	(23)	23	100
Other income	72	53	19	36
Total noninterest income	$642	$829	$(187)	(23)%

NM – Not meaningful

For the nine months ended September 30, 2022, noninterest income of $642 million decreased $187 million, or 23%, compared to the same period in 2021, primarily due to lower fixed income, mortgage banking and title income and deferred compensation income.
Fixed income product revenue of $133 million decreased $158 million largely driven by less favorable market conditions. Revenue from other products of $38 million increased $5 million primarily driven by higher fees from loan sales.

Mortgage banking and title income of $65 million decreased $61 million driven by lower origination volume given the impact of higher long-term rates as well as a continued mix shift toward portfolio loans, partially offset by a $12 million gain on sale of mortgage servicing rights.

82	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deferred compensation income decreased $36 million for the year-to-date period of 2022 largely driven by equity market valuations relative to the prior year.

Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			3Q22 vs. 2Q22		3Q22 vs. 3Q21
(Dollars in millions)	September 30, 2022	June 30, 2022	September 30, 2021	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$275	$265	$296	$10	4%	$(21)	(7)%
Net occupancy expense	32	33	33	(1)	(3)	(1)	(3)
Computer software	28	29	30	(1)	(3)	(2)	(7)
Operations services	22	23	24	(1)	(4)	(2)	(8)

Amortization of intangible assets	13	13	14	—	—	(1)	(7)
Contract employment and outsourcing	12	12	21	—	—	(9)	(43)
Advertising and public relations	12	10	14	2	20	(2)	(14)
Equipment expense	11	11	12	—	—	(1)	(8)
Legal and professional fees	10	17	21	(7)	(41)	(11)	(52)
Communications and delivery	10	9	9	1	11	1	11
Other expense	44	66	52	(22)	(33)	(8)	(15)
Total noninterest expense	$469	$488	$526	$(19)	(4)%	$(57)	(11)%

Third Quarter 2022 versus Second Quarter 2022
Noninterest expense of $469 million decreased $19 million, or 4%, compared with second quarter 2022. Other noninterest expense decreased $22 million, primarily from $12 million in derivative valuation adjustments on prior Visa Class-B share sales in second quarter 2022, as well as a decline in other losses. Results also reflect a $7 million decrease in legal and professional fees largely attributable to lower merger and integration related costs. Personnel expense increased $10 million largely reflecting higher deferred compensation expense.
Third Quarter 2022 versus Third Quarter 2021
Noninterest expense of $469 million decreased $57 million, or 11%, from third quarter 2021. Personnel expense decreased $21 million largely attributable to lower incentive-based compensation and deferred compensation costs. Legal and professional fees decreased $11 million and contract employment and outsourcing expense decreased $9 million from third quarter 2021 largely attributable to lower merger and integration related costs.

83	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.7
NONINTEREST EXPENSE

	Nine Months Ended
(Dollars in millions)	September 30, 2022	September 30, 2021	$ Change	% Change
Noninterest expense:
Personnel expense	$820	$920	$(100)	(11)%
Net occupancy expense	96	103	(7)	(7)
Computer software	85	87	(2)	(2)
Operations services	65	59	6	10
Legal and professional fees	50	52	(2)	(4)
Contract employment and outsourcing	43	47	(4)	(9)
Amortization of intangible assets	39	42	(3)	(7)
Equipment expense	34	35	(1)	(3)
Advertising and public relations	34	23	11	48
Communications and delivery	28	28	—	—
Other expense	156	171	(15)	(9)
Total noninterest expense	$1,450	$1,567	$(117)	(7)%
For the nine months ended September 30, 2022, noninterest expense decreased $117 million, or 7%, largely attributable to a $100 million decrease in personnel expense reflecting lower revenue-based incentives and commissions and deferred compensation expense. Occupancy expense decreased $7 million largely reflecting lower merger and integration expenses as well as the benefit of IBKC merger cost savings.
Year-to-date results also reflect increases in advertising and public relations and operations services.
Total merger and integration expense was $99 million for the first nine months of 2022 compared to $148 million for the same period of 2021.
Income Taxes
FHN recorded income tax expense of $78 million in third quarter 2022 compared to $48 million in second quarter 2022 and $63 million in third quarter 2021. For the nine months ended September 30, 2022 and 2021, FHN recorded income tax expense of $183 million and $222 million, respectively.
The effective tax rate was approximately 22.6%, 21.3%, and 21.1% for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021, respectively. The effective tax rate was approximately 22.2% and 22.1% for the nine months ended September 30, 2022 and 2021, respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of September 30, 2022, FHN’s gross DTA and gross DTL were $675 million and $421 million, respectively, resulting in a net DTA of $254 million at September 30, 2022, compared with a net DTA of $52 million at December 31, 2021.
As of September 30, 2022, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $61 million and $5 million, respectively, which will expire at various dates.
Based on current analysis, FHN believes that its ability to realize the DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.

84	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Business Segment Results
FHN's reportable segments include Regional Banking, Specialty Banking and Corporate. See Note 12 - Business Segment Information for additional disclosures related to FHN's segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $280 million for third quarter 2022, an increase of $51 million compared to second quarter 2022, driven by a $49 million increase in revenue and a $9 million decrease in provision for credit losses partially offset by a $7 million increase in noninterest expense. Net interest income of $517 million increased $52 million reflecting the benefit of higher interest rates and average loan balances, partially offset by higher funding costs.
Pre-tax income for third quarter 2022 decreased $37 million compared to $317 million for third quarter 2021. The provision for credit losses increased $95 million largely reflecting the impact of non-PPP loan growth, deterioration in the macroeconomic forecast and a preliminary estimate of potential losses related to Hurricane Ian. Net interest income increased $73 million from third quarter 2021 driven by higher earning asset yields. Noninterest expense increased $12 million compared to third quarter 2021.
Pre-tax income of $772 million for the nine months ended September 30, 2022 decreased $202 million compared to the same period of 2021, largely from a $233 million increase in provision for credit losses. The increase in provision during 2022 was the result of loan growth, deterioration in the macroeconomic forecast and a preliminary estimate of potential losses related to Hurricane Ian. Results also reflect a $105 million increase in revenue, largely from higher net interest income, and a $74 million increase in noninterest expense, largely tied to higher personnel expense and fraud losses.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $81 million for third quarter 2022 decreased $58 million compared to second quarter 2022, driven by a $36 million increase in provision for credit losses and a $35 million decline in revenue, offset by a $12 million decline in noninterest expense. Fixed income of $46 million decreased $5 million, reflecting the impact of higher long-term rates, macroeconomic uncertainty and market volatility. Mortgage banking and title income of $9 million decreased $25 million largely driven by a decline in mortgage sales volume and margin compression as well as the divestiture of the title services business. The decline in noninterest expense was largely reflective of lower personnel expense of $12 million tied to a decrease in incentive-based compensation.
Pre-tax income in the Specialty Banking segment decreased $109 million compared to third quarter 2021 largely driven by lower revenue and higher provision for credit losses, partially offset by lower noninterest expense. The decline in revenue was primarily attributable to lower fixed income and mortgage banking and title income.
Pre-tax income of $344 million for the nine months ended September 30, 2022 decreased $218 million from the same period of 2021 largely reflecting a $211 million decrease in noninterest income tied to lower fixed income and mortgage banking and title fees.
Corporate
Pre-tax loss for the Corporate segment was $15 million for third quarter 2022 compared to $144 million for second quarter 2022, largely reflecting a $71 million increase in net interest income and a $47 million increase in noninterest income. Merger and integration expenses were $24 million compared to $38 million in the prior quarter.
Pre-tax income in the Corporate segment increased $194 million compared to third quarter 2021. Net interest income increased $112 million from the impact of funds transfer pricing. Noninterest income increased $47 million compared to third quarter 2021, largely the result of the gain on the sale of the title services business, a loss on the retirement of legacy IBKC trust preferred securities in third quarter 2021 and higher securities gains in the current quarter. Noninterest expense decreased $35 million from the third quarter 2021, largely reflecting lower merger and integration expenses. Merger and integration expenses were $24 million compared to $46 million in third quarter 2021.
Pre-tax loss of $291 million for the nine months ended September 30, 2022 improved $242 million compared to the same period of 2021. Net interest expense decreased $138 million reflecting the impact of funds transfer pricing. Noninterest income of $40 million increased $11 million compared to the prior year. Noninterest income results reflect the impact of a $23 million loss on retirement of legacy IBKC trust preferred securities in third quarter 2021, the $21 million gain on sale of the title services business in third quarter 2022, and higher securities gains. These increases were partially offset by lower deferred compensation income of $36 million.
Noninterest expense of $190 million for the nine months ended September 30, 2022 decreased $99 million compared to the same period of 2021 largely reflecting lower deferred compensation expense in the current year, as well as the impact of impairments on long-lived assets related to acquisition integration efforts in 2021.

85	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition

Total period-end assets were $80.3 billion as of September 30, 2022 compared to $89.1 billion at December 31, 2021. The decrease in total assets during 2022 was driven by a $11.7 billion decrease in interest-bearing deposits with banks from lower customer deposits, offset by a $2.5 billion increase in loans and leases and a $684 million increase in investment securities.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.

Loans and Leases
Period-end loans and leases of $57.4 billion increased $2.5 billion as of September 30, 2022 compared to December 31, 2021. Year-to-date loan growth included a $1.5 billion increase in commercial loans and leases primarily from CRE growth and a $1.0 billion increase in consumer loans. Total loan growth was tempered by a $909 million decrease in PPP loans. Average loans and leases of $56.5 billion increased $1.0 billion from second quarter 2022 from a $510 million increase in consumer loans and a $457 million increase in commercial loans.
Compared to third quarter 2021, average loans and leases increased $1.0 billion, reflecting consumer loan growth of $730 million and commercial loan growth of $305 million. Average commercial loan growth was tempered by a $2.7 billion decrease in average PPP loans compared to third quarter 2021.
The following table provides detail regarding FHN's loans and leases as of September 30, 2022 and December 31, 2021.

Table I.2.8
LOANS & LEASES

	As of September 30, 2022		As of December 31, 2021
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$31,620	55%	$31,068	57%	2%
Commercial real estate	13,021	23	12,109	22	8
Total commercial	44,641	78	43,177	79	3
Consumer:
Consumer real estate	11,864	21	10,772	20	10
Credit card and other	849	1	910	1	(7)
Total consumer	12,713	22	11,682	21	9
Total loans and leases	$57,354	100%	$54,859	100%	5%

(a)Includes equipment financing loans and leases.

C&I loans are the largest component of the loan portfolio, comprising 55% of total loans at the end of the third quarter 2022 and 57% at year-end 2021. C&I loans increased 2% from December 31, 2021, largely driven by Regional Banking growth partially offset by PPP loan run-off of $909 million. Commercial real estate loans increased $912 million in 2022 largely driven by growth in the Specialty Banking segment.
Consumer loans of $12.7 billion increased $1 billion from year-end 2021, largely driven by growth in real estate installment loans, primarily within the Regional Banking segment.

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
The legacy FHN loans HFS portfolio consists of small business, other consumer loans, mortgage warehouse, USDA and home equity loans.

86	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

On September 30, 2022 and December 31, 2021, loans HFS were $680 million and $1.2 billion, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $4 million at September 30, 2022 and $3 million at December 31, 2021.

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans (21% and 20% of total loans at September 30, 2022 and December 31, 2021, respectively). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021 in the Asset Quality Section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2022 are generally consistent with those reported and disclosed in FHN’s Form 10-K, as amended, for the year ended December 31, 2021.

Commercial Loan and Lease Portfolios
C&I
The C&I portfolio totaled $31.6 billion as of September 30, 2022 and $31.1 billion as of December 31, 2021 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, PPP loans, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2021 was driven by growth in the Regional Banking segment which exceeded a $909 million decrease in PPP loans. Excluding PPP loans, C&I loan growth was $1.5 billion. The largest geographical concentrations of balances in the C&I portfolio as of September 30, 2022 were in Tennessee (21%), Florida (13%), Texas (11%), North Carolina (7%), Louisiana (7%), California (5%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2022, and December 31, 2021. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

87	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$4,089	13%	$3,483	11%
Real estate rental and leasing (a)	3,195	10	2,771	9
Loans to mortgage companies	2,710	9	4,518	15
Health care and social assistance	2,635	8	2,413	8
Accommodation and food service	2,231	7	2,221	7
Manufacturing	2,149	7	1,950	6
Wholesale trade	2,073	7	1,845	6
Retail trade	1,693	5	1,532	5
Energy	1,351	4	1,325	4
Other (professional, construction, transportation, etc.) (b)	9,494	30	9,010	29
Total C&I loan portfolio	$31,620	100%	$31,068	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of September 30, 2022.

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 22% and 26% of FHN’s C&I loan portfolio as of September 30, 2022 and December 31, 2021, respectively, and as a result could be affected by items that uniquely impact the financial services industry. As of September 30, 2022, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 9% of the C&I portfolio as of September 30, 2022 and 15% as of December 31, 2021. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third party investors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise; in the third quarter 2022, rates rose. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In third quarter 2022, 82% of the loan originations were home purchases and 18% were refinance transactions. On a year-to-date basis, home purchases were approximately 71% of total loan originations.
Finance and Insurance
The finance and insurance component represented 13% of the C&I portfolio as of September 30, 2022 and 11% as of December 31, 2021, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2022, asset-based lending to consumer finance companies represented approximately $1.9 billion of the finance and insurance component.
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
The C&I portfolio as of September 30, 2022 includes 924 loans made under the PPP with an aggregate principal balance of $129 million, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of September 30, 2022, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
For these loans, there are remaining net lender fees of less than $1 million to be paid to FHN as of September 30, 2022. During 2022, FHN continues to work with its clients that have applied for and received PPP loan forgiveness. Through September 30, 2022, over $5 billion of the original $6 billion in PPP loans originated by FHN and

88	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

IBERIABANK prior to acquisition have been forgiven by the SBA.
Commercial Real Estate
The CRE portfolio totaled $13.0 billion as of September 30, 2022 and $12.1 billion as of December 31, 2021. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of September 30, 2022 were in Florida (26%), Texas (12%),
North Carolina (11%), Georgia (10%), Louisiana (9%), and Tennessee (9%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (27%), office (22%), retail (18%), industrial (15%), hospitality (11%), land/land development (2%), and other (5%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $11.9 billion and $10.8 billion as of September 30, 2022 and December 31, 2021, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of September 30, 2022 were in Florida (30%), Tennessee (23%), Louisiana (9%), Texas (9%), North Carolina (7%), and New York (5%). No other state represented more than 5% of the portfolio.
As of September 30, 2022, approximately 88% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 756 and the refreshed FICO scores averaged 754 as of September 30, 2022, no significant change from FICO scores of 755 and 754, respectively, as of December 31, 2021. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of September 30, 2022 and December 31, 2021, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $32 million and $20 million, respectively.
HELOCs comprised $2.0 billion of the consumer real estate portfolio as of both September 30, 2022 and December 31, 2021, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2022, approximately 91% of FHN's HELOCs were in the draw period compared to 88% at December 31, 2021. It is expected that $499 million, or 28%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.10
HELOC DRAW TO REPAYMENT SCHEDULE

	September 30, 2022		December 31, 2021
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$36	2%	$43	2%
13-24	41	2	42	2
25-36	100	6	50	3
37-48	125	7	136	8
49-60	197	11	160	9
>60	1,313	72	1,324	76
Total	$1,812	100%	$1,755	100%

89	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $849 million as of September 30, 2022 and $910 million as of December 31, 2021. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $61 million decrease was driven by net repayments.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and "Critical Accounting Policies and Estimates" and Note 5 in FHN's 2021 Form 10-K, as amended.
The ALLL decreased to $664 million as of September 30, 2022 from $670 million as of December 31, 2021. The ALLL balance as of September 30, 2022 reflects the impact of loan growth, deterioration in the macroeconomic forecast and a preliminary estimate of potential losses related to Hurricane Ian. The ALLL to total loans and leases ratio decreased 6 basis points to 1.16%. The ACL to total loans and leases ratio decreased to 1.31% as of September 30, 2022 from 1.34% as of December 31, 2021.

Consolidated Net Charge-offs
Net charge-offs in third quarter 2022 were $12 million, or an annualized 8 basis points of total loans and leases, compared to net charge-offs of $3 million, or 2 basis points of total loans and leases, in third quarter 2021.
Net charge-offs in the commercial portfolio in third quarter 2022 were $12 million compared to $4 million in third quarter 2021, primarily the result of lower gross recoveries compared to the prior year. Net charge-offs in the consumer portfolio were less than $1 million in third quarter 2022 compared to net recoveries of $1 million in third quarter 2021.

Table I.2.11
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Allowance for loan and lease losses
C&I	$295	$334	$374
CRE	148	154	162
Consumer real estate	193	163	179
Credit card and other	28	19	19
Total allowance for loan and lease losses	$664	$670	$734

Reserve for remaining unfunded commitments
C&I	$58	$46	$49
CRE	19	12	10
Consumer real estate	11	8	9
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$88	$66	$68

Allowance for credit losses
C&I	$353	$380	$423
CRE	167	166	172
Consumer real estate	204	171	188
Credit card and other	28	19	19
Total allowance for credit losses	$752	$736	$802

Period-end loans and leases
C&I	$31,620	$31,068	$31,516
CRE	13,021	12,109	12,194

90	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consumer real estate	11,864	10,772	10,787
Credit card and other	849	910	938
Total period-end loans and leases	$57,354	$54,859	$55,435

ALLL / loans and leases %
C&I	0.93%	1.07%	1.19%
CRE	1.14	1.27	1.33
Consumer real estate	1.63	1.51	1.65
Credit card and other	3.32	2.14	2.03
Total ALLL / loans and leases %	1.16%	1.22%	1.32%

ACL / loans and leases %
C&I	1.11%	1.22%	1.34%
CRE	1.28	1.37	1.41
Consumer real estate	1.72	1.59	1.74
Credit card and other	3.32	2.09	2.04
Total ACL / loans and leases %	1.31%	1.34%	1.45%

Quarter-to-date net charge-offs (recoveries)
C&I	$11	$1	$4
CRE	1	—	—
Consumer real estate	(5)	(3)	(6)
Credit card and other	5	3	5
Total net charge-offs (recoveries)	$12	$1	$3

Average loans and leases
C&I	$31,120	$30,780	$31,477
CRE	12,926	12,221	12,264
Consumer real estate	11,633	10,738	10,819
Credit card and other	864	943	948
Total average loans and leases	$56,543	$54,682	$55,508

Charge-off % (annualized)
C&I	0.14%	0.01%	0.06%
CRE	0.01	(0.01)	0.01
Consumer real estate	(0.17)	(0.10)	(0.24)
Credit card and other	2.46	1.26	1.86
Total charge-off %	0.08%	0.01%	0.02%

ALLL / annualized net charge-offs
C&I	676%	7,238%	2,169%
CRE	6,931	NM	11,982
Consumer real estate	NM	NM	NM
Credit card and other	133	164	104
Total ALLL / net charge-offs	1,428%	17,374%	6,855%

NM - not meaningful

91	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Total NPAs (including NPLs HFS) increased to $301 million as of September 30, 2022 from $285 million as of December 31, 2021, largely driven by higher nonaccrual loans in the consumer real estate portfolio. The nonperforming loans and leases ratio increased one basis point to 0.51% as of September 30, 2022.
Certain nonperforming loans in both the commercial and consumer portfolios are deemed collateral-dependent and are charged down to an estimate of collateral value less costs to sell. Because the estimated loss has been recognized through a partial charge-off, typically an ALLL is not recorded.
Table I.2.12
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	September 30, 2022	December 31, 2021
C&I	$116	$125
CRE	10	9
Consumer real estate	163	138
Credit card and other	3	3
Total nonperforming loans and leases (a)	$292	$275

Nonperforming loans held for sale (a)	$6	$7
Foreclosed real estate and other assets (b)	3	3
Total nonperforming assets (a) (b)	$301	$285

Nonperforming loans and leases to total loans and leases
C&I	0.37%	0.40%
CRE	0.08	0.08
Consumer real estate	1.37	1.29
Credit card and other	0.31	0.31
Total NPL %	0.51%	0.50%

ALLL / NPLs
C&I	253%	268%
CRE	1,422	1,671
Consumer real estate	119	118
Credit card and other	1,070	699
Total ALLL / NPLs	228%	244%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled $1 million as of both September 30, 2022 and December 31, 2021.

92	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.13
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	September 30, 2022	December 31, 2021
Regional Banking	$204	$163
Specialty Banking	56	78
Corporate	32	34
Consolidated	$292	$275
Foreclosed real estate (c)
Regional Banking	$—	$2
Specialty Banking	2	—
Corporate	1	1
Consolidated	$3	$3
Nonperforming Assets (a) (b) (c)
Regional Banking	$204	$165
Specialty Banking	58	78
Corporate	33	35
Consolidated	$295	$278
Nonperforming loans and leases to loans and leases
Regional Banking	0.50%	0.43%
Specialty Banking	0.34	0.48
Corporate	6.19	5.39
Consolidated	0.51%	0.50%
NPA % (d)
Regional Banking	0.50%	0.44%
Specialty Banking	0.36	0.48
Corporate	6.48	5.51
Consolidated	0.51%	0.51%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of $1 million as of both September 30, 2022 and December 31, 2021.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic include incremental lending assistance for borrowers through delayed payment programs and fee waivers. Customer deferrals were not material at September 30, 2022 and December 31, 2021. To the extent that loans were past due as of September 30, 2022 or December 31, 2021 and had been granted a deferral, they were excluded from loans past due 30 to 89 days and loans past due 90 days or more in the table and discussion below.
Loans 90 days or more past due and still accruing were $24 million as of September 30, 2022 compared to $40 million as of December 31, 2021. Loans 30 to 89 days past due were $108 million as of both September 30, 2022 and December 31, 2021. C&I loans past due 30 to 89 days increased $12 million while past due CRE loans decreased $8 million and past due consumer real estate loans decreased $6 million.

93	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.14
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	September 30, 2022	December 31, 2021
C&I	$66	$58
CRE	5	13
Consumer real estate	48	70
Credit card and other	12	7
Total accruing loans and leases 30+ days past due	$131	$148

Accruing loans and leases 30+ days past due %
C&I	0.21%	0.19%
CRE	0.04	0.11
Consumer real estate	0.40	0.65
Credit card and other	1.43	0.76
Total accruing loans and leases 30+ days past due %	0.23%	0.27%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$5
Consumer real Estate	17	33
Credit card and other	6	2
Total accruing loans and leases 90+ days past due	$24	$40

Loans held for sale
30 to 89 days past due	$4	$7
30 to 89 days past due - guaranteed portion (d)	2	2
90+ days past due	14	24
90+ days past due - guaranteed portion (d)	6	12
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $540 million on September 30, 2022 and $597 million on December 31, 2021. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

94	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

modifications from consideration as a TDR and has excluded loans with these qualifying modifications from designation as a TDR in the information and discussion that follows. See Note 3 – Loans and Leases for further discussion regarding TDRs and loan modifications.
On September 30, 2022 and December 31, 2021, FHN had $204 million and $206 million portfolio loans classified as held-for-investment TDRs, respectively. For these TDRs, including specific reserves, FHN had an allowance for loan and lease losses of $13 million, or 7% of TDR balances as of September 30, 2022, and $12 million, or 6% of TDR balances, as of December 31, 2021. Additionally, FHN had $31 million and $35 million of HFS loans classified as TDRs as of September 30, 2022 and December 31, 2021, respectively.
The following table provides a summary of TDRs for the periods ended September 30, 2022 and December 31, 2021:

Table I.2.15
TROUBLED DEBT RESTRUCTURINGS

(Dollars in millions)	September 30, 2022	December 31, 2021
Held for investment:
Commercial loans:
Current	$15	$53
Delinquent	—	—
Non-accrual	40	35
Total commercial loans	$55	$88
Consumer real estate:
Current	$76	$60
Delinquent	9	4
Non-accrual (a)	64	53
Total consumer real estate	$149	$117
Credit card and other:
Current	$—	$1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	—	1
Total held for investment	$204	$206

Held for sale:
Current	$24	$27
Delinquent	6	7
Non-accrual	1	1
Total held for sale	31	35
Total troubled debt restructurings	$235	$241

 (a) Balances as of September 30, 2022 and December 31, 2021 include $11 million and $12 million, respectively, of discharged bankruptcies.

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
Investment securities were $10.1 billion and $9.4 billion on September 30, 2022 and December 31, 2021, respectively, representing approximately 13% and 11% of total assets, respectively. See Note 2 - Investment

95	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Securities for more information about the securities portfolio.
Deposits
Total deposits of $66.0 billion as of September 30, 2022 decreased $8.9 billion from December 31, 2021 reflecting a continued downward trend from mid-2021 highs driven by excess liquidity associated with the COVID-19 pandemic. Interest-bearing deposits decreased $6.8 billion and noninterest-bearing deposits decreased $2.1 billion.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid. The following table summarizes the major components of deposits as of September 30, 2022 and December 31, 2021.

Table I.2.16
DEPOSITS

	September 30, 2022		December 31, 2021
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$22,800	35%	$26,457	35%	$(3,657)	(14)%
Time deposits	2,671	4	3,500	5	(829)	(24)
Other interest-bearing deposits	14,731	22	17,055	23	(2,324)	(14)
Total interest-bearing deposits	40,202	61	47,012	63	(6,810)	(14)
Noninterest-bearing deposits	25,813	39	27,883	37	(2,070)	(7)
Total deposits	$66,015	100%	$74,895	100%	$(8,880)	(12)%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $1.8 billion and $2.6 billion as of September 30, 2022 and December 31, 2021, respectively.
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

Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.6 billion as of September 30, 2022 and December 31, 2021.

96	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital

Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.3 billion at September 30, 2022 and $8.5 billion at December 31, 2021. Significant changes included net income of $642 million and the issuance of $494 million in Series G preferred stock, which were offset by $271 million in common and preferred dividends and a decrease in AOCI of $1.1 billion.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table I.2.17
REGULATORY CAPITAL DATA

(Dollars in millions)	September 30, 2022	December 31, 2021
Shareholders’ equity	$7,988	$8,199
Modified CECL transitional amount (a)	85	114
FHN non-cumulative perpetual preferred stock	(1,014)	(520)
Common equity tier 1 before regulatory adjustments	$7,059	$7,793
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,669)	(1,711)
Net unrealized (gains) losses on securities available for sale	1,039	36
Net unrealized (gains) losses on pension and other postretirement plans	249	255
Net unrealized (gains) losses on cash flow hedges	139	(3)
Disallowed deferred tax assets	—	(2)
Other deductions from common equity tier 1	(1)	(1)
Common equity tier 1	$6,816	$6,367
FHN non-cumulative perpetual preferred stock (b)	920	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,031	$7,088
Tier 2 capital	956	830
Total regulatory capital	$8,987	$7,918
Risk-Weighted Assets
First Horizon Corporation	$68,580	$64,183
First Horizon Bank	68,065	63,601
Average Assets for Leverage
First Horizon Corporation	82,059	87,683
First Horizon Bank	81,368	86,953

97	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.18
REGULATORY RATIOS & AMOUNTS

	September 30, 2022		December 31, 2021
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	9.94%	$6,816	9.92%	$6,367
First Horizon Bank	10.55	7,182	10.75	6,838
Tier 1
First Horizon Corporation	11.71	8,031	11.04	7,088
First Horizon Bank	10.98	7,477	11.22	7,133
Total
First Horizon Corporation	13.10	8,987	12.34	7,918
First Horizon Bank	12.18	8,289	12.41	7,893
Tier 1 Leverage
First Horizon Corporation	9.79	8,031	8.08	7,088
First Horizon Bank	9.19	7,477	8.20	7,133
Other Capital Ratios
Total period-end equity to period-end assets	10.32		9.53
Tangible common equity to tangible assets (c)	6.64		6.73
Adjusted tangible common equity to risk-weighted assets (c)	9.12		9.20
(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For September 30, 2022, 25% of the full amount at December 31, 2021 is phased out and not included in Common Equity Tier 1 capital.
(b)The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date, which was re-set to July 1, 2020 when the IBKC merger closed.
(c)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.26.
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
As of September 30, 2022, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the Tier 1 and Total risk-based regulatory capital ratios increased in third quarter 2022 relative to year-end 2021 primarily from the impact of net income less dividends during the first nine months of 2022. FHN's Tier 1 Capital and Tier 1 Leverage ratios as of September 30, 2022 further benefited from the issuance of its Series G preferred stock in February 2022. FHN and First Horizon Bank's risk-based regulatory capital ratios were negatively impacted in 2022 from an increase in risk-weighted assets from December 31, 2021.
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

98	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
As of September 30, 2022, $401 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.60, or $16.58 excluding commissions. At current price levels, which have been impacted by the Pending TD Merger since it was announced, management does not currently anticipate purchasing additional shares under this authority.
Table I.2.19
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2022
July 1 to July 31	—	N/A	—	$598,646
August 1 to August 31	—	N/A	—	598,646
September 1 to September 30	—	N/A	—	598,646
Total	—	N/A	—

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
The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no stock option awards remain outstanding. The shares may be purchased over the option exercise periods of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory restrictions. As of September 30, 2022, the maximum number of shares that may be purchased under the program was 22.5 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2022.

Table I.2.20
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2022
July 1 to July 31	31	$21.98	31	22,598
August 1 to August 31	71	22.07	71	22,527
September 1 to September 30	1	22.89	1	22,526
Total	103	$22.05	103

99	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:
Table I.2.21
VaR & SVaR MEASURES

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022			As of September 30, 2022
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$3	$2	$2	$3	$2	$3
SVaR	5	6	4	5	7	4	5
10-day
VaR	9	10	8	7	11	3	10
SVaR	24	27	18	24	34	18	25

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021			As of September 30, 2021
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$1	$1	$1	$2	$4	$1	$1
SVaR	5	6	4	4	6	2	5
10-day
VaR	3	5	2	6	21	1	4
SVaR	19	24	14	17	24	11	21

	Year Ended December 31, 2021			As of December 31, 2021
(Dollars in millions)	Mean	High	Low
1-day
VaR	$1	$4	$1	$2
SVaR	4	7	2	5
10-day
VaR	5	21	1	5
SVaR	18	27	11	22

100	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of September 30, 2022		As of September 30, 2021		As of December 31, 2021
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$3	$1	$3	$1	$1
Credit spread risk	1	1	—	1	1	1

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

101	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Based on a static balance sheet as of September 30, 2022, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-100	-9.1%
-50	-4.4%
-25	-2.2%
+25	+2.1%
+50	+4.2%
+100	+8.3%
+200	+13.9%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.3%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.3%. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
FHN’s net interest income had been impacted by the disruption from the COVID-19 pandemic and its variants as well as the low-rate environment. The impact of government stimulus programs and other developments continue to influence net interest income results, although the impacts from these programs have abated.
Interest rates have been increasing over the past three quarters as the Federal Reserve has pivoted its monetary policy actions to curb inflation, with the expectation that rates will increase further in the future. FHN continues to monitor current economic trends and potential exposures closely.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($14.3 billion was available as of September 30, 2022), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provides inexpensive, predictable pricing. The ratio of average loans, excluding loans HFS and restricted real estate loans, to average core deposits was 79% for September 30, 2022 and 80% for December 31, 2021.
FHN may also use unsecured short-term borrowings as a source of liquidity. Federal funds purchased from correspondent bank clients are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long,

102	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings consists of securities sold under agreements to repurchase transactions accounted for as secured borrowings with business clients or broker dealer counterparties.
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. In February 2022, FHN issued and sold to TD 4,936 shares of Series G Perpetual Convertible Preferred Stock in a private placement transaction for $494 million. As of September 30, 2022, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $1.0 billion in non-cumulative perpetual preferred stock. As of September 30, 2022, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.4 billion as of October 1, 2022.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the Pending TD Merger. As a result of the suspension of the Plan, participants in the Plan received their first quarter 2022 FHN dividend, paid on April 1, 2022, in cash. During the suspension period, dividend payments of FHN will not be automatically reinvested in additional shares of FHN common stock and participants in the Plan will be unable to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid common dividends to the parent company in the amounts of $180 million in first quarter 2022, $85 million in second, third, and fourth quarter 2022, and $770 million in 2021. First Horizon Bank declared and paid preferred dividends in each quarter of 2022 and 2021. Additionally, First Horizon Bank declared preferred dividends in fourth quarter 2022, payable in January 2023.
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
FHN paid a cash dividend of $0.15 per common share on October 3, 2022. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on October 11, 2022 and $305 per Series D preferred share and $165 per Series C preferred share on November 1, 2022. In addition, in October 2022, the Board approved cash dividends per share in the following amounts:
Table I.2.24
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	12/16/2022	01/03/2023
Preferred Stock
Series B	$331.25	01/17/2023	02/01/2023
Series C	$165.00	01/17/2023	02/01/2023
Series E	$1,625.00	12/23/2022	01/10/2023
Series F	$1,175.00	12/23/2022	01/10/2023

If the Pending TD Merger is completed before December 16, 2022 (the common stock record date), the common stock dividend described above will not be paid.
The FHN preferred stock and the First Horizon Bank Class A preferred stock will remain outstanding after the closing of the Pending TD Merger. If, following the closing of the Pending TD Merger, TD elects to effect the merger of FHN into TD Bank US Holding Company, at the effective time of such merger, each share of FHN preferred stock described above will be automatically converted into a share of a newly created, corresponding series of preferred stock of TD Bank US Holding Company having terms that are not materially less favorable than those of the existing series of FHN preferred stock. In addition, following the closing of the Pending TD Merger, at the effective time of the merger of First Horizon Bank into TDBNA, each share of First Horizon Bank Class A preferred stock will be automatically converted into a share of a newly created, corresponding series of preferred stock of TDBNA having terms that are not materially less favorable than those of the existing First Horizon Bank Class A preferred stock. The payment and timing of the dividends will not be impacted by any such conversion of the FHN preferred stock into TD Bank US Holding Company preferred stock or the First Horizon Bank Class A preferred stock into TDBNA preferred stock.

Off-Balance Sheet Arrangements
In the normal course of business, FHN is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include traditional off-balance sheet credit-related

103	3Q22 FORM 10-Q REPORT

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

Repurchase and Foreclosure Liability

FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the
GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $16 million and $17 million as of September 30, 2022 and December 31, 2021, respectively.

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
In late September, Hurricane Ian caused substantial damage and disruption in Florida, Georgia, and South Carolina, affecting FHN's operations in those states and impacting many of FHN's clients and communities. The financial impacts of Ian on FHN, especially indirect impacts through FHN's clients, have been estimated for purposes

104	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

of this report but only on a preliminary basis; they may not be fully known for some time.

Inflation, Recession, and Federal Reserve Policy
Economic Overview
The year 2022 to date has been marked by: strong inflation (which began in 2021); the Federal Reserve implementing a "tightening" policy to contain inflation by increasing short-term interest rates and ending asset purchases; many indicators suggesting near-term recession; continuing supply-chain difficulties impacting many industries; and low unemployment rates. Historically, while it is common for unemployment to rise only after a recession has begun, it is unusual for unemployment to remain low in the context of the events in 2022 so far. The delayed reaction is likely to be temporary, however: if recessionary pressures continue to grow, demand for labor eventually will abate.
Amplifying inflationary pressures and general uncertainties this year, the Russian military invaded Ukraine in February. Much of Europe and the rest of the world, including the U.S., has imposed economic sanctions on Russia for its attack, its ongoing military campaign resulting in substantial civilian casualties, and the manner in which it has prosecuted the war which, reportedly, has significantly violated several international conventions and treaties. The war and sanctions resulted in global oil and gas prices rising precipitously in early 2022, along with the prices of several other commodities exported by Russia, Ukraine, or both, including certain grains and vegetable oils. The onset of winter in Europe is expected to exacerbate shortages of oil, natural gas, and other heating fuels.
Federal Reserve and Rates
The Federal Reserve has raised short-term rates several times already this year, and recent public comments indicate that further raises will continue until inflation is judged to be adequately controlled. The last four raises have been 75 basis points each, which is aggressive by historical standards. Moreover, the Federal Reserve has expressed its intent to bring inflation under control even at the risk of creating, or deepening, an economic recession. By raising rates, the Federal Reserve intends to curb demand in the U.S. for goods and services by making credit more expensive and reducing the amount of borrowed dollars generally. If supplies remain constant, curbing demand should curb inflation eventually.
FHN cannot predict exactly when or how much short-term rates will be raised, nor how market-driven long-term rates will behave, nor how those actions may affect financial markets, during the remainder of 2022 and continuing into 2023. However, currently FHN expects the Federal Reserve to adhere to its guidance and continue raising short-term rates.
Yield Curve
During 2022, the yield curve flattened and modestly inverted at times in the first two quarters, and was inverted most of the third quarter. Unusual yield curve effects, including inversion, may continue. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion was sustained for most of the third quarter, continuing into the fourth. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession.
Recession
The U.S. economy contracted (experienced negative growth) during the first and second quarters this year. Those first two contractions were modest but, in each case, contrary to official expectations. The U.S. economy grew modestly in the third quarter, buoyed in part by a disproportionate fall-off in demand for imported goods versus domestic goods. Although third-quarter U.S. growth was a positive development, and the inflation rate no longer is rising, inflation in the U.S. remains persistently high and, therefore, recessionary expectations in the U.S. remain high as well.
Traditionally, though not officially, two consecutive quarters of contraction indicates the start of a recession. Official designations of the beginning and end of a recessionary period are based on extensive data analysis and take many months to be announced. Currently, no recession has been officially declared. However, recession expectations in the U.S. have been growing all year. When people and businesses expect a recession, they often change their behaviors in ways that make recession more likely: they borrow less, spend less, and invest less.
Market Volatility
As a result of the prospects for recession, coupled with the uncertainties associated with the war in eastern Europe, financial markets world-wide have been volatile in 2022. Financial asset values broadly fell this year, especially during the second and third quarters. In the U.S., several major stock indices have fallen more than 20% from their most recent high levels, which conventionally means those indices entered a "bear" market.
Impacts on FHN
In several respects FHN has benefited significantly from rising rates. FHN is likely to continue to benefit as long as the rise in lending rates outpaces the rise in deposit and other funding rates.
However, some of FHN's businesses have been negatively impacted. The general increase in interest rates this year

105	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

has pushed home mortgage rates in the U.S. higher. FHN's direct mortgage lending and lending to mortgage companies have seen business decline significantly in 2022. If mortgage rates continue to rise, FHN's revenues and earnings from those areas likely will continue to fall substantially compared with 2021. Moreover, FHN's revenues from bond trading and related activities have fallen significantly in 2022 due to rising rates coupled with elevated market volatility.
More generally, a recession with still-rising rates likely would have a significant negative impact on FHN's businesses overall. Even if loan spreads continue to widen, demand for loans is likely to fall, reserves for loan losses are likely to rise, many commercial activities that generate fee income are likely to decline, and competition for clients is likely to sharpen. FHN already has experienced some of these impacts. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN.
Complicating the economic situation in the U.S. this year is the impact that Federal Reserve policy has had on the value of the U.S. dollar versus many other major currencies. The dollar has risen substantially in 2022, resulting in: pressure on U.S. exports, which are relatively more expensive; a windfall for imports into the U.S., which are relatively cheaper; and pressure on non-U.S. borrowers of U.S. dollars and international buyers of goods traded mainly using U.S. dollars. Although FHN is not directly and significantly impacted by those effects, some clients have been and will continue to be. Moreover, other central banks have been pressured to follow the lead of the Federal Reserve to support their respective currencies. As in the U.S., those tightening actions dampen economic activity and increase the risk of recession in those countries.
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
U.S. Federal Legislation
In March 2022, Congress passed the Adjustable Interest Rate (LIBOR) Act. The legislation addresses loans that will remain on LIBOR as of the June 30, 2023 cessation date, and that either have no fallback provisions or that contain fallback provisions that do not identify a specific benchmark replacement. Per the legislation, at the final cessation of USD LIBOR, banks may cause such loans to fall back to a SOFR-based benchmark rate, with such rate to be selected by the Federal Reserve Board. The LIBOR Act also provides safe harbor from liability for banks that select the Board-selected replacement benchmark rate at the cessation of LIBOR.
Alternatives to LIBOR
LIBOR became the market-preferred reference rate because it was perceived by lenders and borrowers as being superior to alternatives in a wide range of circumstances. Now that the origination of LIBOR-indexed loans has ended, no single alternative reference rate has replaced LIBOR for USD transactions. Instead, a number of different reference rates are being used in different circumstances. These include:
•Daily SOFR. The Alternative Reference Rates Committee (“ARRC”) is a group of private-market

106	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
•CME Term SOFR. Published by CME Group, Term SOFR is a forward-looking rate, with 1-month, 3-month, 6-month and 12-month tenors, and is based on SOFR futures contracts. The ARRC recommended conventions for Term SOFR rates, recommended CME Group as the administrator for Term SOFR, and in July 2021 formally recommended CME Group's Term SOFR rates.
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

107	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

remaining USD LIBOR tenors noted above. FHN bankers have begun amending the pricing of existing LIBOR-based commercial loans via a rate change at the time of loan renewal or via amendments to the loan documents to change the benchmark rate. Additionally, FHN bankers have begun amending interest rate derivative contracts whose tenors extend beyond the June 30, 2023 final cessation date of LIBOR.

While FHN has exposure to LIBOR in various contracts (e.g. securities, derivatives), FHN's primary exposure to LIBOR is in floating rate loans to customers and derivative contracts issued to customers through FHN Financial. Below is a summary of these exposures as of September 30, 2022:
Table I.2.25
LIBOR EXPOSURES

(Dollars in billions)	As of September 30, 2022	Mature after June 2023
Commercial loans (a)	$15	$12
Consumer loans (a)	3	3
Customer swaps (b)	8	7
(a)    Amounts represent outstanding loan balances as of September 30, 2022.
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

108	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.26
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Nine Months Ended
(Dollars in millions; shares in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$662	$542	$492	$1,683	$1,496
Plus: Noninterest income (GAAP)	213	201	247	642	829
Total revenues (GAAP)	875	743	739	2,325	2,325
Less: Noninterest expense (GAAP)	469	488	526	1,450	1,567
Pre-provision net revenue (Non-GAAP)	$406	$255	$213	$875	$758

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,669	$8,614	$8,577	$8,634	$8,462
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	1,014	1,014	520	909	501
(A) Total average common equity	$7,360	$7,305	$7,762	$7,430	$7,666
Less: Average goodwill and other intangible assets (GAAP)(b)	1,767	1,789	1,829	1,786	1,843
(B) Average tangible common equity (Non-GAAP)	$5,593	$5,516	$5,933	$5,644	$5,823

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$1,020	$666	$887	$815	$993

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,283	$8,551	$8,532	$8,283	$8,532
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	1,014	1,014	520	1,014	520
(E) Total common equity	$6,974	$7,242	$7,717	$6,974	$7,717
Less: Goodwill and other intangible assets (GAAP)(b)	1,757	1,783	1,822	1,757	1,822
(F) Tangible common equity (Non-GAAP)	5,217	5,459	5,895	5,217	5,895
Less: Unrealized gains (losses) on AFS securities, net of tax	(1,039)	(671)	5	(1,039)	5
(G) Adjusted tangible common equity (Non-GAAP)	$6,256	$6,130	$5,890	$6,256	$5,890

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$80,299	$85,132	$88,537	$80,299	$88,537
Less: Goodwill and other intangible assets (GAAP) (b)	1,757	1,783	1,822	1,757	1,822
(I) Tangible assets (Non-GAAP)	$78,542	$83,349	$86,715	$78,542	$86,715

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$68,580	$67,294	$63,013	$68,580	$63,013

Period-end Shares Outstanding
(K) Period-end shares outstanding	536,737	536,333	541,860	536,737	541,860

Ratios
(C)/(A) Return on average common equity (GAAP)	13.85%	9.12%	11.43%	10.97%	12.96%
(C)/(B) Return on average tangible common equity (Non-GAAP)	18.23	12.07	14.95	14.44	17.06
(D)/(H) Total period-end equity to period-end assets (GAAP)	10.32	10.04	9.64	10.32	9.64
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	6.64	6.55	6.80	6.64	6.80
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	9.12	9.11	9.35	9.12	9.35
(E)/(K) Book value per common share (GAAP)	$12.99	$13.50	$14.24	$12.99	$14.24
(F)/(K) Tangible book value per common share (Non-GAAP)	$9.72	$10.18	$10.88	$9.72	$10.88

109	3Q22 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Loans and leases excluding PPP loans (Non-GAAP)
Commercial loans and leases excluding PPP loans	$44,512	$43,843	$41,693	$44,512	$41,693
PPP loans	129	375	2,017	129	2,017
Total commercial loans and leases	44,641	44,218	43,710	44,641	43,710
Total consumer loans	12,713	12,311	11,725	12,713	11,725
Total loans and leases	$57,354	$56,529	$55,435	$57,354	$55,435
(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

110	3Q22 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 99 of this report and the subsections entitled “Market Risk Management” beginning on page 99 and “Interest Rate Risk Management” beginning on page 101 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 48-54 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021, including in particular the section entitled “Risk Management” beginning on page 90 of that Report and the subsections entitled “Market Risk Management” beginning on page 91 and “Interest Rate Risk Management” beginning on page 93 of that Report; and Note 22 to the Consolidated Financial Statements appearing on pages 184-190 of Item 8 to FHN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2021.

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
(b)Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

111	3Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 37 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K, as amended, for the year ended December 31, 2021:
Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
During the third quarter of 2022, FHN sold no common or preferred equity securities which were not registered under the Securities Act of 1933, as amended.
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Programs” section including tables I.2.19 and I.2.20 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 98 of this report, is incorporated herein by reference.

Items 3., 4., and 5.
Not applicable

112	3Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Item 6.     Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]				10-K	2.1	3/01/2022
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/03/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated effective July 26, 2022				8-K	3.1	7/27/2022
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Rate Applicable to Participating Directors and Executive Officers under the Directors and Executives Deferred Compensation Plan	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021; (vi) Notes to Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X
In the Exhibit Table: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan

113	3Q22 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

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

114	3Q22 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: November 7, 2022	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

115	3Q22 FORM 10-Q REPORT