Form 10-K
period 2022-12-31
FIRST HORIZON CORP
filed 2023-03-01
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Note: The following relate to disclosure requirements which are not yet in effect and do not apply to this report.
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At June 30, 2022, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $11.6 billion based on the closing stock price reported for that date. At January 31, 2023, the registrant had 537,336,291 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of shareholders scheduled for April 25, 2023 or provided in an amendment to this Annual Report: Part III of this Report

Auditor Name:    KPMG LLP        Auditor Location:     Memphis, TN            Auditor Firm ID: 185

TABLE OF CONTENTS and GLOSSARY

ITEM		Page	ITEM		Page

Glossary		3	Item 8.	Financial Statements and Supplementary Data	105
Executive Summary of Principal Investment Risks		5	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	202
Forward-Looking Statements		7
Part I			Item 9A.	Controls and Procedures	202
Item 1.	Business	9	Item 9B.	Other Information	202
Item 1A.	Risk Factors	31	Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	202
Item 1B.	Unresolved Staff Comments	53	Part III
Item 2.	Properties	53	Item 10.	Directors and Executive Officers of the Registrant	203
Item 3.	Legal Proceedings	53	Item 11.	Executive Compensation	205
Item 4.	Mine Safety Disclosures	53	Item 12.	Security Ownership of Certain Beneficial Owners
Supplemental Part I Information		54		and Management and Related Stockholder Matters	206
Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer		Item 13.	Certain Relationships and Related Transactions	209
	Purchases of Equity Securities	56	Item 14.	Principal Accountant Fees and Services	209
Item 6.	[reserved]	57	Part IV
Item 7.	Management’s Discussion and Analysis of		Item 15.	Exhibits and Financial Statement Schedules	210
	Financial Condition and Results of Operations	58	Item 16.	Form 10-K Summary	215
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	104	Signatures		216

MD&A and Financial Statement References:
In this report: "2022 MD&A" and "2022 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 within Part II of this report; and, "2022 Financial Statements" and "2022 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income, our Consolidated Statements of Changes in Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN

ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CAS	Credit Assurance Services
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CCAR	Comprehensive Capital Analysis and Review

3	2022 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS and GLOSSARY

CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
ECP	Equity Compensation Plan
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles
GSE	Government sponsored enterprises, in this filing references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies

LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Markets Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate-owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated Financial Assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on Assets
ROU	Right of use
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TDBNA	TD Bank, N.A.
TD-US	TD Bank US Holding Company
TD Merger Agreement	Merger agreement between FHN, TD, TD-US, and a TD-US subsidiary
Pending TD Merger	The merger transactions contemplated by the TD Merger Agreement
Bank Merger Agreement	Merger agreement providing for the merger of the Bank into TDBNA
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we/us/our	First Horizon Corporation

4	2022 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

Executive Summary of
Principal Investment Risks
This section provides an executive summary of the principal risks associated with an investment in our equity or debt securities. Our businesses are complex, and so are the risks associated with them. This summary is not a complete statement of risks a prospective or current investor should consider.
•Pending TD Merger. In 2022 we agreed to be acquired by TD for a cash price per FHN common share that, at the close of business on February 20, 2023, was $25.1531488 per share and rising very slightly each day thereafter. The market price of our common stock was and continues to be substantially impacted by the Pending TD Merger. Completion of the Pending TD Merger is subject to customary closing conditions, including approvals from U.S. and Canadian regulatory authorities. On February 9, 2023, FHN and TD agreed to extend the outside date to May 27, 2023. Subsequent to the extension, TD recently informed FHN that TD does not expect that the necessary regulatory approvals will be received in time to complete the Pending TD Merger by May 27, 2023, and that TD cannot provide a new projected closing date at this time. TD has initiated discussions with FHN regarding a potential further extension of the outside date. There can be no assurance that an extension will ultimately be agreed or that TD will satisfy all regulatory requirements so that the regulatory approvals required to complete the Pending TD Merger will be received. For additional information, see 2022 Merger Agreement with Toronto-Dominion Bank which begins on page 15, and Risks Related to Pending TD Merger which begins on page 31.
•The Economy. Our businesses and our industry are heavily entwined with the U.S. economy. We tend to perform better when economic conditions are favorable, and our performance tends to be weaker when the economy is weaker. That relationship can be quite strong, which can make our income and other key performance measures volatile, especially when compared with companies in many other industries. The economy tends to rise and fall in roughly a cyclical manner which is difficult to predict, which in turn makes our performance difficult to predict. For additional information, see the Cyclicality discussion within Other Business Information, which begins on page 18, and Risks from Economic Downturns and Changes which begins on page 38.
•Credit Loss. Our lending business—accounting for about half of our revenues—is critically dependent on our clients being able to pay us back. That ability often depends on economic conditions, but many individual factors can be critical as well. If a client defaults on a loan, generally we will experience a financial loss which often is only reduced, not eliminated, by collateral supporting the loan. Accounting rules require us to evaluate current expected credit loss (CECL) each quarter, booking losses based on our expectations. That process can result in a highly volatile pattern of recognizing credit loss each quarter. 2020 demonstrated this volatility, based on the economic and business disruptions associated with the COVID-19 pandemic in the first half of 2020. For additional information, see: the discussion captioned CECL Accounting and COVID-19 within the Significant Business Developments Over Past Five Years section of Item 1, which begins on page 12; and Credit Risks beginning on page 40.
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
•Interest Rate Conditions. Interest rates and, especially, the shape of the yield curve, are critical drivers of our profit margin from lending. If the yield curve is flat—with long-term rates only slightly higher than short-term rates—our lending margins shrink, and so does our net interest income. Interest rate policy is controlled by federal agencies and by market forces, not by us. In 2022 the key agency in the U.S. shifted to strong tightening policy, raising short-term interest rates multiple times. This represented a significant change of policy compared with 2020-21. Moreover, by the end of 2021 and during all of 2022, inflation in the U.S. had risen to levels not seen in decades. This aggressive policy shift has caused short-term rates to rise substantially, and to exceed long-term rates on many occasions (a so-called yield curve inversion). Over half of our loan portfolio bears variable interest rates associated with short-term reference rates, which last year reacted fairly quickly to the new environment. For additional information, see: the Monetary Policy Shifts discussion within Significant Business Developments Over Past Five Years, which begins on page 12; the Cyclicality discussion within Other Business Information, which begins on page 18; Risks Associated with Monetary Events beginning on page 39; Interest Rate and Yield Curve Risks beginning on page 47; and discussion under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2022 MD&A (Ite

5	2022 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

m 7), which begins on page 95.
•Funding Balance. In our lending business, we aggregate money and lend it out at rates which more than cover our costs. We constantly must balance our funding sources (deposits and borrowings) with our funding needs (lending). Imbalances tend to hurt our earnings. If sources become too large, generally we can cut back short-term borrowing or invest the excess, but our margins can be weaker as a result. If sources become too small, we might have to forego profitable lending or increase funding by increasing deposit or borrowing volumes and costs. For additional information, see Liquidity and Funding Risks beginning on page 45.
•Competition. Competition for clients and talent in our industry is intense and unlikely to abate. Competition for clients pressures us to make interest rate and other concessions on lending and on deposits, which reduce our margins. Competition for revenue-producing talent is a key method of obtaining new client relationships in many parts of our industry, and pressures us to increase compensation expense. For additional information, see Competition beginning on page 16, and Traditional Competition Risks beginning on page 34.
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
•Regulated Industry. Our principal businesses are heavily regulated. Our two primary banking regulators can examine us, cause us to change our business operations, and significantly restrict our ability to pursue lines of business, in ways not applicable to companies in most other industries. We also have several secondary regulators, each with significant though less-encompassing powers. The primary missions of the regulators are to protect the banking system as a whole, to protect the federal government’s deposit insurance fund and program, and to protect clients; none exists to enhance our profitability or promote the interests of our investors. Moreover, regulators are government agencies, and as such can experience significant policy changes when the elected branches of government experience such changes. For additional information, see Regulatory, Legislative, and Legal Risks beginning on page 42.
•Security & Technology. Fraud and theft have always been significant risks for banks; we experience fraud and theft loss every year. Technology has allowed fraud and theft risks to grow substantially. Bad actors can impact us from around the world, day or night, both directly and through our clients or vendors. Unfortunately, it is not practical to emphasize security to the exclusion of other business needs. Typically, the more a system is built to be secure and robust, the less that system can be flexible and adaptable. Moreover, high-security often can be associated with sub-optimal user experience. For additional information, see Operational Risks beginning on page 36.
•Expense Control. Banks in the U.S. are focused on reducing operating costs as much as possible while maintaining competitive or superior service. Expense control is viewed as crucial for long-term success. For additional information, see Operational Risks beginning on page 36, and Risks of Expense Control beginning on page 44.
For a more complete discussion of the risks associated with our businesses and operations and investment in our securities, see Item 1A—Risk Factors, beginning on page 31.

6	2022 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

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
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors:
•the possibility that the anticipated benefits of the IBKC merger will not be realized when expected or at all, including as a result of the strength of the economy and competitive factors in any or all of FHN’s market areas;
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
•the timing and completion of the Pending TD Merger, including the possibility that the Pending TD Merger will not close because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated;

7	2022 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

•the risk that any announcements relating to the Pending TD Merger could have adverse effects on the market price of the common stock of FHN;
•certain restrictions during the pendency of the Pending TD Merger that may impact FHN’s ability to pursue certain business opportunities or strategic transactions;
•the possibility that the Pending TD Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the diversion of management’s attention from ongoing business operations and opportunities caused by the Pending TD Merger;
•reputational risk and potential adverse reactions or changes to business or employee relationships, including those resulting from announcements related to the Pending TD Merger; and
•other factors that may affect future results of FHN.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, or in those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk factors discussed in Items 1 and 1A of this report and in 2022 MD&A (Item 7), among others.

8	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

PART I

Item 1.    Business
Our Businesses
Overview
First Horizon Corporation is a Tennessee corporation. We incorporated in 1968, and are headquartered in Memphis, Tennessee. We are a bank holding company under the Bank Holding Company Act, and a financial holding company under the Gramm-Leach-Bliley Act. Our common stock is listed on the New York Stock Exchange under the symbol “FHN.” At December 31, 2022, we had total consolidated assets of $79 billion. We provide diversified financial services primarily through our principal subsidiary, First Horizon Bank. The Bank is a Tennessee banking corporation headquartered in Memphis, Tennessee.
During 2022 approximately 25% of our consolidated revenues were provided by fee and other noninterest income, and approximately 75% of revenues were provided by net interest income.
As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.
The Bank
The Bank was founded in 1864 as First National Bank of Memphis. During 2022, through its various business lines, including consolidated subsidiaries, the Bank reported revenues (net interest income plus noninterest income) of approximately $3 billion. The Bank generated a substantial majority of First Horizon’s consolidated revenue. At
December 31, 2022, the Bank had $79 billion in total assets, $65 billion in total deposits, and $57 billion in total loans and leases (net of unearned income and net of allowance for loan and lease losses).
Principal Businesses, Brands, & Locations
Our principal brands at year-end 2022 are summarized in Table 1.1.
Table 1.1
Principal Businesses & Brands At Year-End

Businesses	Principal Brands
Banking & financial services generally	First Horizon & First Horizon Bank
Fixed income / capital markets	FHN Financial
Mortgage lending	First Horizon Bank
Insurance brokerage & management services	First Horizon Advisors
Wealth management & brokerage services	First Horizon Advisors
At December 31, 2022, First Horizon’s subsidiaries had over 450 business locations in 24 U.S. states, excluding off-premises ATMs. Most of those locations were banking centers. At year-end, First Horizon had 414 banking centers in twelve states, as shown in Table 1.2.
Table 1.2
Banking Centers at Year-End

State	#	State	#
Tennessee	135	Georgia	12
North Carolina	79	South Carolina	10
Florida	76	Texas	8
Louisiana	56	Virginia	8
Alabama	13	Mississippi	4
Arkansas	12	New York	1
Many banking centers contain special-service areas such as wealth management and mortgage lending.
At year-end 2022, First Horizon also had client-service offices not physically within banking centers, including fixed income, home mortgage, wealth management, and commercial loan offices. The largest groups of those offices were: 29 fixed income offices in 18 states across

9	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

the U.S.; and 10 stand-alone mortgage lending offices in 6 states. First Horizon also has operational and administrative offices.
Loans & Deposits
Lending and deposit-taking are core businesses for us. Our largest resource to fund our lending is our deposit base. At year-end 2022, we had total loans (net of unearned income) of $58 billion, total net loans (net of unearned income and net of allowance for loan and lease losses) of $57 billion, and total deposits of $63 billion. Most of our loans and deposits are held in our regional banking and specialty banking segments. Most of our loans are commercial, and most of them are traditional, unsecured commercial, financial, and industrial loans, or “C&I” loans. The other two major loan portfolios are secured commercial real estate loans, or “CRE” loans, and secured consumer real estate loans. Table 1.3 provides an overview of our loan and deposit balances at December 31, 2022 or averaged over the year 2022.
Table 1.3
Loans & Deposits by Type

Loans[1]		Deposits[2]
Commercial	78%	Savings	35%
Consumer	22%	Time deposits	4%
Commercial Portfolios		Other interest	22%
C&I	71%	Noninterest	39%
CRE	29%
Consumer Portfolios
Real estate	94%
Credit card/other	6%
1    Percentages at December 31, 2022; includes certain leases.
2    Percentages of average deposits for 2022.
Percentages may not add to 100% due to rounding.
The C&I portfolio, more than half of total loans, was $32 billion on December 31, 2022. Within C&I, about 20% of loans are to businesses in the financial services industry, including mortgage lending companies, with the rest in a wide range of industries, as shown in Table 1.4.
Table 1.4
C&I Loans1 by Line of Business

Finance & Insurance	13%
Real estate rental & leasing	10%
Health care & social assistance	8%
Mortgage lending companies	7%
Accommodation & food service	7%
Manufacturing	7%
Wholesale trade	7%
Retail trade	6%
Other C&I	35%
1     Percentages of C&I portfolio at December 31, 2022.
Percentages may not add to 100% due to rounding.

Geographically, a significant majority of our loans originate from five states: Tennessee, Florida, Louisiana, North Carolina, and Texas. The geographic dispersion of our loans varies considerably among our three major loan portfolios, as shown in Table 1.5.
Table 1.5
Major Loan Portfolios by Geography

C&I Loans ($32B)[1]		CRE Loans ($13B)[1]		Consumer RE Loans ($12B)[1]
Tennessee	21%	Florida	25%	Florida	30%
Florida	13%	Texas	12%	Tennessee	22%
Texas	11%	North Carolina	11%	Louisiana	9%
North Carolina	7%	Georgia	10%	Texas	9%
Louisiana	7%	Louisiana	9%	North Carolina	7%
California	5%	Tennessee	9%	New York	5%
Georgia	5%	All other states	24%	All other states	18%
All other states	31%
1    Dollars and percentages within each portfolio at December 31, 2022.

Further information regarding deposits and our other major sources of funding is provided in Notes 8, 9, and 10 beginning on pages 148, 149, and 150, respectively, appearing in our 2022 Financial Statements (Item 8), and under the captions Deposits, Short-t erm Borrowings, and Term Borrowings beginning on pages 81, 82, and 82, respectively, of our 2022 MD&A (Item 7). Further information regarding our loans is provided in Note 3 beginning on page 134 appearing in our 2022 Financial Statements (Item 8),

10	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

and under the captions Analysis of Financial Condition and Asset Quality, beginning on pages 67 and 69, respectively, of our 2022 MD&A (Item 7).
Business Segments
Segment Overview
Our financial results of operations are reported through operational business segments which are not closely related to the legal structure of our subsidiaries. Currently, we operate through three segments: regional banking, specialty banking, and corporate. In this report, segment information related to periods prior to our most recent segment change has been reclassified to conform with current segments.
Financial and other additional information concerning our segments—including information concerning assets, revenues, and financial results—appears in our 2022 MD&A (Item 7) and in our 2022 Financial Statements (Item 8), especially in Note 19—Business Segment Information. Note 19 begins on page 170.
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
Table 1.6
Regional vs Specialty Banking Snapshot

(Dollars in millions)	Regional	Specialty
2022 Average assets	$42,295	$19,967
2022 Net interest income	$1,954	$557
2022 Noninterest income	$444	$311
2022 Pretax income	$1,070	$414
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
Services We Provide
At December 31, 2022, we provided the following services through our subsidiaries and divisions:
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
•equipment finance services
•investment and financial advisory services
•mutual fund sales as agent
•retail insurance sales as agent

11	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Information about the net interest income and noninterest income we obtained from our largest categories of products and services appears under the caption Results of Operations—2022 Compared to 2021 beginning on page 61 of our 2022 MD&A (Item 7).
Significant Business Developments Over Past Five Years
Selected Financial Data Past Five Years
Table 1.7 provides selected data concerning revenues, expenses, assets, liabilities, and shareholders’ equity for the past five years.
Table 1.7
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in millions; financial condition data shown period-end, as of December 31)

	2022	2021	2020	2019	2018
Net interest income	$2,392	$1,994	$1,662	$1,210	$1,220
Provision for credit losses	95	(310)	503	45	8
Noninterest income	815	1,076	1,492	654	723
Net income available to common shareholders	868	962	822	435	539
Total loans and leases	58,102	54,859	58,232	31,061	27,536
Total assets	78,953	89,092	84,209	43,311	40,832
Total deposits	63,489	74,895	69,982	32,430	32,683
Total term borrowings	1,597	1,590	1,670	791	1,171
Total liabilities	70,406	80,598	75,902	38,235	36,047
Preferred stock	1,014	520	470	96	96
Total shareholders’ equity	8,547	8,494	8,307	5,076	4,785

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
•As shown in Table 1.7, the COVID-19 pandemic caused us to recognize substantial provision for credit losses in 2020, and reduced our transaction volume and revenues. See the discussion captioned CECL Accounting and COVID-19 within Events Impacting Year-to-Year Comparisons, immediately below. In 2021, a large portion of that 2020 provision expense was effectively reversed, resulting in a provision credit for the year.
•The pandemic also resulted in strong deposit growth in 2020 and 2021, despite interest rates being extremely low. We believe federal assistance and stimulus programs in 2020 and early 2021 significantly bolstered deposits in both years. Deposits normalized by the end of 2022, declining over $10 billion.
•We have made key talent hires in critical areas throughout our company, with the main focus on organically growing economically profitable business lines inside and outside our traditional markets.
•Throughout this period, we have pruned and adapted our physical banking center network to reflect long-term trends in client usage of banking centers, and are making more efficient use of other physical facilities. Correspondingly, we have expanded and

12	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

enhanced our digital banking products and services. These efforts are expected to continue.
•In 2022 interest rates rose aggressively. This improved our lending margins during the year as we were able to raise average lending rates faster than average funding rates.
•Until 2022, when interest rates in the U.S. began to rise significantly, lending was strong in certain specialty areas, such as lending to mortgage companies, where demand was strongly stimulated by low interest rates. In 2022, mortgage-related lending and services fell significantly.
•Similarly, 2022's rising rate environment and significant financial market volatility negatively impacted our fixed income and capital markets business compared to earlier years in this period.
Events Impacting Year-to-Year Comparisons
Pending Acquisition by TD
In February 2022, we agreed to be acquired by TD in a merger transaction. Our shareholders approved the transaction in May 2022. The transaction has not yet been approved by regulators. See 2022 Merger Agreement with Toronto-Dominion Bank beginning on page 15 for further information. Preparation for the consummation of the Pending TD Merger resulted in significant expenses in 2022 unrelated to the ordinary course of business.
Sale of Title Services Business in 2022
In third quarter of 2022, we sold our title services business, recognizing a $22 million pretax gain.
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
After closing, our board expanded to 17 directors, of which nine were from legacy First Horizon and eight were from legacy IBKC. IBKC shareholders collectively were issued 243 million First Horizon common shares (on a net basis).
Under applicable accounting guidance, none of the income or expense recognized by IBKC prior to the merger was included in our income or expense for 2020. As a result, our 2020 operating results consisted of approximately two quarters of legacy First Horizon alone plus approximately two quarters of combined First Horizon and IBKC. In addition, operating results in 2020 were significantly affected by merger-related expenses and by two significant accounting impacts, described in Large Accounting Impacts from IBKC Merger below.
30-Branch Acquisition in 2020
In July 2020, we purchased 30 branches in North Carolina (20), Virginia (8), and Georgia (2) from SunTrust Bank (now Truist Bank). Those branches are in markets which we did not serve previously, or in which we did not have a leading market position. Along with the branch facilities, we acquired $0.4 billion of related loans and assumed $2.2 billion of deposits.
Large Accounting Impacts from IBKC Merger
Under applicable accounting guidance, closing the IBKC merger in July 2020 created two substantial impacts on our operating results for 2020. First, although we were required to record IBKC’s loans at fair value on the closing date, we also were required to recognize, as a provision for credit losses, an estimate of current expected credit losses for certain acquired loans. A similar process, with much smaller numbers, occurred for the loans associated with the 30-branch purchase. The overall incremental expense, recorded in third quarter 2020, was $147 million. Moreover, we were required to record, on a preliminary basis, a nontaxable purchase accounting gain from the merger of $533 million, driven by the stock market decline in 2020 associated with the COVID-19 pandemic. The net result of those two impacts was a $386 million uplift to our pretax income in 2020 unrelated to the ordinary operation of our businesses.
Expenses related to IBKC Merger
Closing the IBKC merger, integrating the business operations and systems, and making the changes necessary to achieve intended cost and other synergies resulted in substantial noninterest expense in 2020-2022.
Low Credit Loss Rates through 2019
During 2018-2019, our provision for credit losses was unusually low, though in 2019 it began to normalize. When provision is low, differences from year to year can be idiosyncratic, driven by just a few clients.
CECL Accounting and COVID-19
Starting in 2020, accounting guidance changed, requiring us to recognize “current expected credit loss” on all loans. The new guidance had the effect of accelerating, compared to prior guidance, the recognition of provision expense at times when general economic conditions

13	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

deteriorate in a rapid manner. Starting in March 2020, government and public reaction to the COVID-19 pandemic caused substantial and rapid, and previously unexpected, business disruption and economic deterioration. Those events substantially changed our expectations for future credit loss and, accordingly, our provision was significantly elevated in 2020.
In 2021, we recognized net provision credit (negative expense) in the year overall, as a portion of credit loss accrued in 2020 was effectively reversed and underlying credit loss trends remained modest in most portfolios. In 2022 our provision expense and underlying credit loss trends returned to a more normal pattern.
PPP
In 2020, the U.S. government created a temporary Paycheck Protection Program, or PPP, in response to the COVID-19 pandemic. The PPP allowed qualifying employers to take out qualifying bank loans that were guaranteed by the federal government. The loans later were forgiven, often within a year, with the bank made whole by the program. The program ended in 2021. Our PPP revenues were approximately $122 million in 2021, but only $21 million in 2022.
Fixed Income Volatility
In 2017 and 2018, market conditions were quite subdued for our fixed income business. Starting in 2019, however, increased market volatility and the downward direction of interest rates resulted in much higher trading volume and noninterest income in that business. In 2021, performance in fixed income started to moderate as market conditions started to change again. During most of 2022 the Federal Reserve aggressively raised rates, resulting in a significant fall-off in fixed income revenues. See the Fixed Income discussion under Cyclicality within the Other Business Information section of this Item, which begins on page 18, for additional information.
Sale of Visa Class B Stock in 2018
In 2018, we sold our remaining legacy stock holdings of Visa for a large gain, significantly increasing noninterest income that year.
Monetary Policy Shifts
Although interest rates during each of these years were quite low by historical standards, short-term rates were raised in 2018. Short-term rates were reduced in 2019 and again in 2020, the latter in response to the pandemic. An asset-buying program by the Federal Reserve put downward pressure on long-term interest rates as well, especially in 2020 and 2021. These changes impacted our net interest margin, raising and lowering it over this period. Net interest margin is a measure of the profit we make on loans and other earning assets in relation to our cost of deposits and other funding sources. Because funding costs cannot realistically fall below zero, the very low rate environment during 2020-21 resulted in historically low net interest margin levels for us.
During much of 2021, the Federal Reserve kept short-term rates low and maintained an asset-buying program intended to put downward pressure on long-term rates. In 2022, the Federal Reserve began to raise short-term rates in large (as much as 75 basis point) moves, and ceased its asset-buying program. This was in reaction to price inflation experienced in the U.S. during much of 2021 and in 2022.
Additional information concerning monetary policy and changes to it appears: within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 29; under the caption Risks Associated with Monetary Events beginning on page 39 within Item 1A; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of 2022 MD&A (Item 7), which begins on page 95.
Mortgage-Related Businesses
We lend to mortgage lending companies, we originate mortgage loans, and (until 2022) we provided title and related services, all of which depend significantly on new and refinanced home mortgage activity. Lending to mortgage companies has been a significant business for us in all five years shown in Table 1.7, while the latter two businesses were insignificant for us until our merger with IBKC in 2020.
All three mortgage-related businesses benefited substantially from the low interest rate environment that ended in 2022. All three were adversely impacted when rates rose last year.
Significant Trends Past Five Years
Noteworthy trends during these five years included:
•Growth in net interest income flattened in 2019 as net loan growth, especially in mortgage warehouse lending, was offset by net interest margin declines. Margin declines continued in 2020 and 2021, though loan balances increased substantially with the IBERIABANK merger. Net interest income expanded again in 2022 as margins improved with the rising-rate environment.
•2020 and 2021 enjoyed a substantial increase in noninterest income following the IBERIABANK merger, especially in relation to consumer mortgage originations and related services. Fixed income revenues were high during those years as well. The

14	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

rising rates in 2022 negatively impacted mortgage and fixed income revenues in 2022.
•The large deposit uptick in 2020 was driven substantially by the IBERIABANK and 30-branch transactions. Also in 2020 and 2021, the federal Paycheck Protection Program (“PPP”) contributed to deposit growth as proceeds from PPP loans boosted average deposit account balances. Organic growth in deposits from core banking clients grew throughout this period, even when interest rates were extremely low. That core growth is masked in some years by our deliberate reductions in market-indexed deposits, which tend to be higher rate, and in other years by those large transactions. Deposits in 2022 fell as the PPP impact receded and competitive pricing (rate) pressures increased.
•Throughout 2020, and to a lesser extent in 2021, economic and business disruption related to the COVID-19 pandemic created substantial challenges for our clients and for our company.
Exited Businesses
Over the past five years, we have focused primarily on regional banking and specialty banking products and services. We have partially or fully exited some smaller businesses during those years. Exited businesses are managed in our corporate segment.
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
Upon the terms and subject to the conditions set forth in the TD Merger Agreement, each share of FHN common stock, par value $0.625 per share, (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the First Holding Company Merger (the “First Effective Time”) will be converted into the right to receive $25.00 (USD) per share in cash, without interest. Because the transaction did not close on or before November 27, 2022, shareholders will receive an additional $0.65 per share of Company Common Stock on an annualized basis (or approximately 5.4 cents per month) for the period from November 27, 2022 through the day immediately prior to the closing. Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued and outstanding in connection with the First Holding Company Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of TD-US preferred stock having terms as described in the TD Merger Agreement.
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Pending TD Merger”).
In connection with the execution of the TD Merger Agreement, TD purchased from FHN 4,935.694 shares of non-voting Perpetual Convertible Preferred Stock, Series G (the “Series G Convertible Preferred Stock”) in a private placement transaction having an aggregate liquidation preference and purchase price of approximately $493.5 million, pursuant to a securities purchase agreement between FHN and TD entered into concurrently with the execution and delivery of the TD Merger Agreement. The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of Company Common Stock in certain circumstances, including the closing of the Pending TD Merger or the termination of the TD Merger Agreement.
Completion of the Pending TD Merger is subject to customary closing conditions, including approvals from U.S. and Canadian regulatory authorities. FHN's shareholders approved the Pending TD Merger on May 31, 2022.
On February 9, 2023, FHN and TD agreed to extend the outside date to May 27, 2023. Subsequent to the extension, TD recently informed FHN that TD does not expect that the necessary regulatory approvals will be received in time to complete the Pending TD Merger by May 27, 2023, and that TD cannot provide a new projected closing date at this time. TD has initiated discussions with FHN regarding a potential further extension of the outside date. There can be no assurance

15	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

that an extension will ultimately be agreed or that TD will satisfy all regulatory requirements so that the regulatory approvals required to complete the Pending TD Merger will be received.
Either TD or First Horizon may unilaterally elect to terminate the TD Merger Agreement in certain circumstances set forth in the TD Merger Agreement. For a further discussion of the delay in the Pending TD Merger, see Risks Related to the Pending TD Merger beginning on page 31 in Item 1A of this report.
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

16	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

card issuers), and extremely short-term consumer loan companies.
Competition for clients related to regional and specialty banking products and services is most pronounced in rate pricing (loan rates, loan spreads, and deposit rates), services pricing, scope of services offered, quality of service, convenience, and ease of use for self-service areas such as online and mobile banking. In 2022, rate pricing competition for deposits was more intense than has been true in recent years.
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
Human Resources Management
Firstpower Culture
Having a strong culture is critical to our ability to attract and retain top talent and achieve long-term success. Our culture—which we call Firstpower—is grounded in our corporate purpose and values and helps guide the manner in which we operate our business, serve our clients, care for our associates and communities and perform for our shareholders.
Our Purpose, Values, and Commitment capture who we are today and aspire to be going forward. We hold ourselves to high standards of ethical conduct, and that means doing what is right for our business, our associates, the environment and our communities.
Our Purpose: To help our clients unlock their full potential with capital and counsel.
Our Values:
•Put Clients First – Go above and beyond to listen, understand and solve the client’s needs. Follow through and exceed expectations every step of the way.
•Care About People – Treat others with respect and dignity. Foster a culture of collaboration. Demonstrate kindness and empathy for all.
•Commit to Excellence in Everything We Do – Conduct business with professionalism and dignity. Embody a “can do” spirit that gets results for our clients.
•Elevate Equity – Place equity at the center of our diversity and inclusion efforts. Create accountability and ensure accessibility and opportunity for all.
•Foster Team Success – Measure wins in terms of “we” not “me.” Take pride in company success. Be invested in a shared vision for future growth.
Our Commitment: As teammates and as individuals, we must own every moment. We listen, understand and deliver.
Our culture must evolve to reflect the changing needs and expectations of our workforce. We want our associates to be inspired by the work we do and empowered to perform at their best. As we have for many years, associates were empowered to provide feedback including through formal surveys and through the Firstpower Council, an advisory group of associates from across the company. Using a variety of tools and resources, we also continued to offer competitive health care benefits, wellness programs, mentoring, internships, volunteerism, informal shout-outs and formal recognitions, career management and continuing education, associate resource groups, parental and care-giver support, and other mechanisms to support our associates’ personal and professional health and development.
An integral part of our Firstpower culture is our unwavering commitment to diversity, equity, and inclusion. This commitment starts at the top, as our Board of Directors oversees our DEI strategy and receives periodic reports from management on DEI efforts.
Our objective is to not only attract a diverse associate team, but to create an environment in which different

17	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

backgrounds, opinions, and perspectives are valued. With an emphasis on elevating equity, we endeavor to reduce disparities in accessibility and opportunity based on gender, age, socioeconomic status, sexual orientation, disability status, veteran status, and race/ethnicity.
We elevate equity through:
•Ensuring representation of diverse talent
•Strengthening leadership capabilities and accountability
•Fostering inclusion and equality through fairness and transparency
•Better serving diverse markets and clients
•Investing in the well-being of communities
•Our 10 commitments, which include providing DEI specific training and providing access to capital for historically underserved groups.
We made measurable progress in 2022 with the addition of diverse candidates in leadership roles, the launch of new Associate Resource Groups, greater use of metrics to gauge our progress, and the release of a new Corporate Diversity Statement.
We remain committed to creating a more equitable society, and that starts with our associates, our clients, and the communities we serve. We do this by elevating equity, providing capital and counsel, and committing to excellence in everything we do.
Year-End Statistical Information
At December 31, 2022*:
•First Horizon had 7,542 associates, or 7,397 full-time-equivalent associates, not including contract labor for certain services:
◦68% white, 19% African American, 9% Hispanic, 3% Asian, and 1% two or more races or ethnicities
◦63% female and 37% male
•Of those, First Horizon had 1,209 corporate managers:
◦78% white, 12% African American, 7% Hispanic, 2% Asian, and 1% two or more races or ethnicities
◦54% female and 46% male
•Of the managers, First Horizon had the CEO and 8 members of the CEO's Executive Management Committee:
◦89% white, 11% African American, 0% Hispanic or Asian, and 0% two or more races or ethnicities
◦56% female and 44% male
__________
*    Data compiled from information provided by associates. Percentages may not add to 100% due to rounding.
Other Business Information
Strategic Transactions
An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past five years are described in Significant Developments over the Past Five Years beginning on page 12 of this report.
The most significant transactions in the past five years are our merger of equals with IBKC and our 30-branch purchase, both in 2020. IBKC’s assets comprised roughly three-sevenths of our combined assets immediately after closing in July 2020. We completed systems integration for the IBKC merger in February 2022.
Subsidiaries
FHN’s consolidated operating subsidiaries at December 31, 2022 are listed in Exhibit 21. Technical and regulatory details follow:
•The Bank is supervised and regulated as described in Supervision and Regulation in this Item below.
•The Bank is a government securities dealer. The FHN Financial division of the Bank is registered with the SEC as a municipal securities dealer. The FHN Financial Municipal Advisors division of the Bank, and the IBERIA Wealth Advisors division of the Bank, each is registered with the SEC as a municipal adviser.
•Martin & Company, Inc., First Horizon Advisors, Inc., and FHN Financial Main Street Advisors, LLC are registered with the SEC as investment advisers.
•First Horizon Advisors, Inc. and FHN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required.
•First Horizon Insurance Services, Inc., FHIS, Inc., and First Horizon Insurance Agency, Inc., are licensed as insurance agencies in all states where they do

18	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Calendar-Year Seasonality
We do not experience material seasonality. We do experience seasonal variation in certain revenues, expenses, and credit trends. Historically, these variations have somewhat increased certain expenses and diminished certain revenues for the regional and specialty banking segments, principally in the first quarter each year. In addition, we experience seasonal variation in certain asset and liability balances, principally in the fourth quarter (consumer mortgages, commercial lending related to consumer mortgages, and certain associate-related reserves) and first quarter (consumer mortgages and commercial lending related to consumer mortgages).
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
Further information on these topics is presented: within Item 1A (which begins on page 31), in Risk from Economic Downturns and Changes, Risks Associated with Monetary Events, Liquidity and Funding Risks, and Interest Rate and Yield Curve Risks; and, within 2022 MD&A (Item 7), in Executive Overview (page 59), Interest Rate Risk Management (page 89), and Market Uncertainties and Prospective Trends (page 95).
Fixed Income
Our fixed income and capital markets business, reported as part of our specialty banking segment, is significantly affected by interest rate cycles which, in turn, are affected by general economic and business cycles.
In broad terms, the typical impact of Federal Reserve interest and monetary policy on our fixed income business is summarized in Table 1.8.
Table 1.8
Typical Impact of Fed Policy on
Fixed Income Performance

Federal Reserve Policy Phase
	Tightening	Neutral	Easing
Fixed Income Performance Tends to be	Weaker	Average	Stronger
“Tightening” can include actions by the Federal Reserve to raise short-term interest rates, raise long-term rates,

19	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Mortgage-Related Businesses
The strength or weakness of consumer mortgage lending activity in the U.S. impacts two businesses of ours: mortgage origination and related services, and commercial lending to other mortgage lenders.
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
Market Outlook
The two most important market factors in 2023 for FHN likely will be (i) when the Federal Reserve will decide to substantially decelerate, and eventually halt, short-term rate increases, and (ii) whether the U.S. economy will slide into recession and, if so, how deep and long it will be. Moreover, early in 2023, we believe a significant cohort of market participants also are focused now on (iii) when the Federal Reserve will start to lower short-term rates in response to factor (ii). Many recent public statements by Federal Reserve leaders suggest that a focus on factor (iii) at this time may be premature.
Additional information concerning market uncertainties and trends appears in Market Uncertainties and Prospective Trends within 2022 MD&A (Item 7) beginning on page 95, especially under the caption Inflation, Recession, and Federal Reserve Policy.
Other Business Information Associated with this Report
For additional information concerning our business, refer to 2022 MD&A (Item 7).
Business Information External to this Report
Our current primary internet address is www.firsthorizon.com. A link to the Investor Relations section of our internet website appears near the bottom of the home page of our website. Near the top of the Investor Relations homepage there is a "SEC Filings" link in the banner. Clicking that link makes available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form
8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 203. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.

20	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2022, the FDIC reports that the Bank held approximately 14% of such deposits.
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
Tennessee law requires the Bank, as a member of the Federal Reserve, to comply with federal capital and many other regulatory requirements in lieu of, or sometimes in addition to, state requirements. For that reason, this Supervision and Regulation section focuses on federal requirements for many topics related to the Bank, mentioning state requirements only where significant.
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

21	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Payment of Dividends
First Horizon Corporation is a legal entity separate and distinct from First Horizon Bank and other subsidiaries. Our principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal (including premium, if any) and interest on debt securities, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to us, as well as by us to our shareholders.
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
In addition, in order to pay cash dividends, the Bank must obtain the prior approval of the Federal Reserve and the TDFI Commissioner if the total of all dividends declared by the Bank’s board of directors in any calendar year exceeds the total of (i) the Bank’s retained net income for that year plus (ii) the Bank’s retained net income for the preceding two years, less certain required capital transfers, as applicable. Below that ceiling, approval generally is not required (but see Other Factors Affecting Dividends immediately following this discussion). Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $0.9 billion at January 1, 2023. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption Liquidity Risk Management in our 2022 MD&A (Item 7) beginning on page 91 of this report; and under the caption Restrictions on dividends in Note 12—Regulatory Capital and Restrictions

22	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

of our 2022 Financial Statements (Item 8), beginning on page 153.
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
Capital Adequacy
Federal financial industry regulators require that regulated institutions maintain minimum capital levels. The capital rules in the U.S. are based on international standards known as “Basel III.” Those U.S. rules require the following:
•Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2022, our Common Equity Tier 1 Capital Ratio was 10.17% and the Bank’s was 10.77%.
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

23	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2022, our Tier 1 Capital Ratio was 11.92% and the Bank’s was 11.20%.
•Total Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2022, our Total Capital Ratio was 13.33% and the Bank’s was 12.41%.
•Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses.
•Leverage Ratio—Base. For all supervised financial institutions, including us or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2022, our Leverage ratio was 10.36% and the Bank’s was 9.76%.
•Leverage Ratio—Supplemental. For the largest internationally active supervised financial institutions, not including us or the Bank, a minimum supplementary Leverage ratio must be maintained that takes into account certain off-balance sheet exposures.
We believe that we and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2022.
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

24	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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

At December 31, 2022, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.
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

25	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Holding Company Structure and Support of Subsidiary Banks
Because we are a holding company, our right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank), except to the extent that we may be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over other creditors in the event of liquidation of the bank.
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

26	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
(5)    If the bank is among the 100 largest banks, the bank must meet the creditworthiness or other criteria adopted by the Federal Reserve and the U.S. Secretary of the Treasury from time to time. If this fifth requirement ceases to be met after a bank controls or holds an interest in a financial subsidiary, the bank cannot invest additional capital in that subsidiary until the requirement again is met.
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
At December 31, 2022, we are a financial holding company and the Bank has a number of financial subsidiaries, as discussed in Subsidiaries within this Item 1 under the Other Business Information discussion, which begins on page 18.
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

27	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

levels and verification, and so forth. The rules do not prohibit, but do tend to discourage, lenders from originating non-qualified mortgages.
Late in 2022, a federal appellate court ruled that structural aspects related to the CFPB's creation (in 2010) and operation were unconstitutional; the court therefore invalidated a CFPB rule at issue in that case. If other federal appellate circuits concur with these rulings, or if the U.S. Supreme Court affirms them, the legal validity of CFPB rules and actions generally could be called into question.
Data Security & Portability
Security & Privacy
Federal law requires banks to implement a comprehensive information security program that includes administrative, technical, and physical safeguards. Banks are required to have appropriate data governance practices and risk management processes as key functions supporting its operational resilience.
Data privacy and protection increasingly is a significant legislative, regulatory, and societal concern. The concern is driven by major technological and societal shifts in the past 20 years, led by relatively unregulated firms such as Amazon.com, Alibaba, Facebook, and Google and their many clients worldwide. Those firms have gathered large amounts of personal details about millions of people, and today have the ability to analyze that data and act on that analysis very quickly. The firms seek to understand enough about a person to know what a person wants before the person does.
Banks (as mentioned above) already are subject to significant privacy regulations. Probably for that reason, the banking industry is not at the political center of these concerns currently. Even so, banks are likely to be affected by broader legislative and regulatory responses to the perceived problems. Two prominent responses include the European Union General Data Protection Regulation and the California Data Privacy Protection Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients and data. To date, neither has had a material impact on the Bank.
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
FDIC Insurance Assessments; DIFA
U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”), administered by the FDIC. The system of FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and in 2022 fully adjusted rates ranged from 2.5 to 45 basis points annually. (A basis point is equal to 0.01%.) For 2023 the FDIC has implemented a temporary increase generally equal to 2 basis points; it is not clear how long the increase will be in effect.
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

28	2022 FORM 10-K ANNUAL REPORT

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

29	2022 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

interest rates, deposit levels, loan demand, or the business and results of our operations, or whether changing economic conditions will have a positive or negative effect on operations and earnings. Additional information concerning monetary policy changes appears: under the caption Monetary Policy Shifts within the Significant Business Developments section of Item 1, which begins on page 12; under the caption Risks Associated with Monetary Events beginning on page 39 within Item 1A; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2022 MD&A (Item 7), which begins on page 95.
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
Sources & Availability of Funds
Information concerning the sources and availability of funds for our businesses can be found in our 2022 MD&A (Item 7), including the subsection entitled Liquidity Risk Management beginning on page 91, which material is incorporated herein by reference.

30	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Item 1A.    Risk Factors
This Item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile, or materially impact our operating results or financial condition. Our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have a risk management governance structure that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure
This Item highlights risks that could impact us in material ways by causing future results to differ materially from past results, by causing future results to differ materially from current expectations, or by causing material changes in our financial condition. In this Item we have outlined risks that we believe are important to us at the present time. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict all potential developments that could materially affect our financial performance or condition.

TABLE OF ITEM 1A TOPICS

Topic	Page	Topic	Page
Risks related to the Pending TD Merger	31	Risks of Expense Control	44
Traditional Competition Risks	34	Geographic Risks	44
Traditional Strategic & Macro Risks	34	Insurance	45
Industry Disruption	35	Liquidity & Funding Risks	45
Operational Risks	36	Credit Ratings	46
Risks from Economic Downturns & Changes	38	Interest Rate & Yield Curve Risks	47
Risks Associated with Monetary Events	39	Asset Inventories & Market Risks	48
Risks Related to Businesses We May Exit	40	Mortgage Business Risks	49
Reputation Risks	40	Pre-2009 Mortgage Business Risks	50
Credit Risks	40	Accounting & Tax Risks	50
Service Risks	42	Share Owning & Governance Risks	51
Regulatory, Legislative, and Legal Risks	42

Risks Related to the Pending TD Merger
See 2022 Merger Agreement with Toronto-Dominion Bank beginning on page 15 for further information.
Receipt of regulatory approvals for the Pending TD Merger has taken longer than originally anticipated, and TD does not expect that the necessary regulatory approvals will be received in time to complete the Pending TD Merger by the current outside date of May 27, 2023. On February 9, 2023, FHN and TD agreed to extend the outside date to May 27, 2023. Subsequent to the extension, TD recently informed FHN that TD does not expect that the necessary regulatory approvals will be received in time to complete the Pending TD Merger by May 27, 2023, and that TD cannot provide a new projected closing date at this time. If the Pending TD Merger does not close by May 27, 2023, then an amendment to the Merger Agreement will be required to further extend the outside termination date. TD has initiated discussions with FHN regarding a potential further extension of the outside date. There can be no assurance that an extension will ultimately be agreed or that TD will satisfy all regulatory requirements so that the regulatory approvals required to complete the Pending TD Merger will be received.
Regulatory approvals may not be received, have taken longer than expected, and may impose conditions that are not presently anticipated. Before the Pending TD Merger may be completed, various approvals, consents, and non-objections must be obtained from the Federal Reserve, the Office of the Comptroller of the Currency, TD’s primary federal banking regulator, and various other regulatory, antitrust, and other authorities in the United States and Canada. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals have taken longer to receive than originally anticipated and could be further delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries,

31	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or may place restrictions on the conduct of the combined company’s business, or may require changes to the terms of the transactions contemplated by the TD Merger Agreement and related Bank Merger Agreement. Regulators may impose such conditions, limitations, obligations, or restrictions, and, if imposed, such conditions, limitations, obligations, or restrictions may have the effect of delaying the completion of any of the transactions contemplated by the TD Merger Agreement and Bank Merger Agreement, imposing additional material costs on us. In addition, such conditions, terms, obligations, or restrictions, if imposed, may result in the delay or abandonment of the Pending TD Merger. Additionally, the completion of the Pending TD Merger is conditioned on the absence of certain orders, injunctions, or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the TD Merger Agreement and related Bank Merger Agreement. There can be no assurance that regulators will not impose such conditions, limitations, obligations or other restrictions.
In addition, despite each party's commitment to use its reasonable best efforts to comply with conditions imposed by regulators, under the terms of TD Merger Agreement and related Bank Merger Agreement, neither we nor TD will be required, and neither party will be permitted without the prior written consent of the other party, to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the mergers.
The TD Merger Agreement may be terminated in accordance with its terms, and the Pending TD Merger may not be completed. The TD Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Pending TD Merger. Those conditions include: (i) the approval of the Pending TD Merger by the requisite vote of our shareholders; (ii) the receipt of all required regulatory approvals which are necessary to close the Pending TD Merger and the expiration of all statutory waiting periods without the imposition of any materially burdensome regulatory condition; (iii) the absence of any order, injunction, decree, or other legal restraint preventing the completion of the Pending TD Merger or any of the other transactions contemplated by the TD Merger Agreement or by the related Bank Merger Agreement, or making the completion of the Pending TD Merger illegal; (iv) subject to certain exceptions, the accuracy of the representations and warranties of each party, generally subject to a material adverse effect qualification; and (v) the prior performance in all material respects by each party of the obligations required to be performed by it at or prior to the closing date. The requisite vote described in (i) above was received on May 31, 2022.
The conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Pending TD Merger might not be completed. In addition, the parties can mutually decide to terminate TD Merger Agreement at any time. For additional information concerning the need to meet all conditions to closing the Pending TD Merger and the risk of termination, see the first paragraph above under Risks Related to the Pending TD Merger within this Item 1A.
Failure to complete the Pending TD Merger could negatively impact our stock price, result in litigation and result in significant dilution due to the terms of the Series G preferred stock issued to TD. If the Pending TD Merger is not completed for any reason, including as a result of failure to obtain all needed regulatory approvals, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our clients and associates.
For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Pending TD Merger. Additionally, if the TD Merger Agreement is terminated or there is a significant further delay in the receipt of the regulatory approvals required to complete the pending transaction, the market price of our common stock could decline. After announcement of the Pending TD Merger on February 28, 2022, the market price of our common stock increased markedly to reflect the consideration to be paid under the TD Merger Agreement. Termination of the Pending TD Merger, or the market's perception that termination is a significant risk, likely would have a negative effect on the market price of our common stock.
In connection with the execution of the TD Merger Agreement, on February 28, 2022, First Horizon issued and sold to TD 4,935.6945 shares of First Horizon series G preferred stock, a new series of preferred stock of First Horizon issued in connection with the Pending TD Merger. At the effective time, each share of First Horizon series G preferred stock, issued and outstanding immediately prior to the effective time will automatically be converted into such number of common shares of First Horizon as have a value at the effective time of $100,000.00. In the event that the TD Merger Agreement is terminated under certain circumstances relating to the failure to receive a requisite regulatory approval, the First Horizon series G

32	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

preferred stock will convert into approximately 19.7 million shares of First Horizon common stock (4,000 shares of First Horizon common stock per share of First Horizon series G preferred stock). If the TD Merger Agreement is terminated for any other reason, the First Horizon series G preferred stock will convert into approximately 27.5 million shares of First Horizon common stock (5,574.136 shares of First Horizon common stock per share of First Horizon series G preferred stock). In no event will the shares of First Horizon series G preferred stock be convertible into shares of First Horizon common stock representing more than 4.9% of the total issued and outstanding shares of First Horizon common stock (taking into account shares resulting from such conversion).
We also could be subject to litigation related to any failure to complete the Pending TD Merger or to proceedings commenced against us to perform our obligations under the TD Merger Agreement. If the TD Merger Agreement is terminated under certain circumstances, we may be required to pay to TD a termination fee of up to $435.5 million.
We have incurred and expect to continue to incur substantial expenses in connection with the completion of the transactions contemplated by the TD Merger Agreement and related Bank Merger Agreement. If the Pending TD Merger is not completed, we would have paid a large portion of these expenses without realizing the expected benefits of the Pending TD Merger.
The Pending TD Merger, including the need to further extend the TD Merger Agreement outside date, may adversely affect our business, financial condition, and results of operations. Uncertainty about the effect of the Pending TD Merger on our associates, clients, and other parties has had an adverse effect on our business and results of operations in 2022, and may have an ongoing adverse effect on our business, financial condition, and results of operations regardless of whether the Pending TD Merger is completed. These risks to our business include, among others, the following, all of which may be exacerbated by the current delay in the completion of the Pending TD Merger:
•the impairment of our ability to attract, retain, and motivate our associates, especially high-performing associates approached by competitors;
•the diversion of significant management time and attention from ongoing business operations towards the completion of the Pending TD Merger;
•difficulties maintaining relationships with clients, suppliers and other business partners;
•delays or deferments of certain business decisions by our clients, suppliers and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the TD Merger Agreement requires us to, subject to certain exceptions, conduct its business in the ordinary course of business and to not engage in certain kinds of transactions prior to the completion of the Pending TD Merger without the prior written consent of TD (such consent not to be unreasonably conditioned, withheld or delayed), even if such actions could prove beneficial;
•potential litigation relating to the Pending TD Merger and the costs and uncertainties related thereto; and
•the incurrence of significant unexpected costs, expenses, and fees for professional services and other transaction costs in connection with the Pending TD Merger.
Since announcement of the Pending TD Merger, we have experienced many of these impacts, though none has been material to date. Although impacts from the last item—merger preparation expenses—are unavoidable and were a significant "notable item" impacting our 2022 earnings, unexpected expenses have not been significant to date. Although each of the other items in this list has the potential to become significant, we believe the most significant to date, and the one with the most adverse potential as the transaction continues to be delayed, is the first item—competitors poaching high-performing associates. In 2022 we put a retention award program in place that we believe has been reasonably effective to date, but associate loss has occurred, and we believe the risk of significant associate loss will grow as delay continues.
Shareholder litigation could prevent or delay the completion of the Pending TD Merger or otherwise negatively impact our business and operations. One or more of our shareholders may file new lawsuits against us and/or our directors and officers in connection with the Pending TD Merger. As previously disclosed, eleven shareholder suits were filed in 2022 but have since been dismissed, and none have materially impacted the Pending TD Merger. One of the conditions to the closing is that no order, injunction, or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the Pending TD Merger or any of the other transactions contemplated by the TD Merger Agreement and related Bank Merger Agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting us from completing the Pending TD Merger, then such injunction may delay or prevent the effectiveness of the Pending TD Merger and could result in significant costs to us, including any cost associated with the indemnification of directors and officers of each company. If a new lawsuit is filed, we may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection

33	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

with the Pending TD Merger. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the completion of the Pending TD Merger.
The TD Merger Agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with us. The TD Merger Agreement contains provisions that restrict our ability to, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by our board of directors, engage in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, any alternative acquisition proposals. These provisions, which include a termination fee of up to $435.5 million payable by us under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if, in the case of a potential acquisition of us, it were prepared to pay consideration with a higher per share price to our shareholders than what is contemplated in the Pending TD Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
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
Competitive pressures shift with the business and rate environment. Over much of 2020 and 2021, with deposits relatively abundant, the competitive focus on lending and fee-based services was relatively high. With rising rates and the cessation of pandemic relief funds, obtaining and maintaining deposits has become more significant.
We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for clients, refer to Competition within Item 1 beginning on page 16 of this report.
We compete for talent. Our most significant competitors for clients also tend to be our most significant competitors for top talent. See Operational Risks below within this Item 1A for additional information concerning this risk.
We compete to raise capital in the equity and debt markets. See Liquidity and Funding Risks beginning on page 45 of this Item 1A for additional information concerning this risk.
Traditional Strategic & Macro Risks
We may be unable to successfully implement our strategy to operate and grow our regional and specialty banking businesses. Although our current strategy is expected to evolve as business conditions change, in 2023 our primary strategies are to (1) invest resources in our banking businesses, (2) seek to exploit growth opportunities, especially within the markets we serve, and (3) seek to exploit opportunities to cut cost without significant revenue impact. Organic growth is expected to be coordinated with a focus on strong and stable returns on capital.
Organically, over the past several years we enhanced our market share in our regional banking markets with targeted hires and marketing, and we invested resources in specialty commercial lending and private client banking. After the completion of the IBKC merger in 2020, we started to invest significantly in new platforms and processes to modernize legacy operations, provide a

34	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

better client experience, reduce ongoing operating costs, and support future growth of the combined franchise. We expect investments of that sort to continue in 2023, consistent with limitations imposed by the TD Merger Agreement. Investments of that sort have been expensive in the near term; although we believe they are necessary for our future and are appropriate for our company at this time, the financial returns on these investments are highly uncertain.
In the future more generally, we expect to continue to nurture profitable organic growth. We may pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves.
The TD Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of TD, and requires us to operate in the ordinary course of business. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Pending TD Merger or may otherwise adversely affect our ongoing business and operations. See Risks Related to the Pending TD Merger beginning on page 31 for a discussion of additional risks related to the Pending TD Merger.
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
The IBKC merger presented those risks. In fact, the completion of systems integration was delayed several months, resulting in increased integration expense. Although the proximate reason for the delay was a hurricane event impacting key markets, the length of the delay likely would have been less if we had merely been integrating a small bank's systems with ours.
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

35	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. But some recent innovations may tend to replace traditional banks as financial service providers rather than merely augment those services.
For example, companies which claim to offer applications and services based on artificial intelligence compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission securities trading offered by certain large firms, may amplify this trend.
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
To thrive as our industry is disrupted, we will need to continue to embrace some of the attitudes of a technology company, and shed some of the traditional attitudes often associated with banking. This has required, and will continue to require, an evolution in our corporate culture which, in turn, creates implementation risk. In this evolutionary process it is critical that we not lose sight of how our clients experience working with us and our systems, including those clients who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who just want services to be convenient, personalized, and understandable.
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

36	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks. Two traditional areas—deposit fraud (check forging, check kiting, wire fraud, etc.) and loan fraud—continue to be major sources of fraud attempts and actual loss. The methods used to perpetrate and combat fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic communications and signatures, and otherwise create false instructions and documents that appear genuine.
Our anti-fraud actions are both preventive (anticipating lines of attack, educating associates and clients, etc.) and responsive (detecting, halting, and remediating actual attacks). Our regulators require us to report actual and suspected fraud promptly, and regulators often advise banks of new schemes so that the entire industry can adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.
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
Cybersecurity incidents happen frequently; they are an unavoidable part of doing business. Often, but not always, we detect and block the attempt. Often, but not always, the number of clients impacted is modest and our loss is minimal or none. However, even with significant loss prevention and mitigation systems, the risk of a financially or reputationally significant incursion cannot be eliminated. Given the high volume of daily transactions in modern banking, the question is not whether we will experience a significant and costly incursion, but when. For that reason, the key goals of our processes are: block or prevent as many incursions as is practical, and detect/mitigate rapidly those that get through. The difference between a minor and a major incursion often comes down to how quickly it is detected and countered.
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
Because of the potential for very serious consequences associated with these risks, our electronic systems and their upgrades need to address internal and external security concerns to a high degree, and our systems must comply with applicable banking and other regulations pertaining to bank safety and client protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our associates to recognize red flags associated with fraud, theft, and other electronic crimes, and we educate our clients as well through regular and episodic security-oriented communications. We expect our systems and regulatory requirements will continue to evolve as technology and criminal techniques also continue to evolve.
The operational functions we outsource to third parties may experience similar disruptions that could adversely impact us and over which we may have limited control

37	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

and, in some cases, limited ability to obtain an alternate vendor quickly. To the extent we rely on third party vendors to perform or assist operational functions, the challenge of managing the associated risks may become more difficult. We manage this risk by assessing the adequacy of cybersecurity prevention and detection systems and programs of critical vendors.
The operational functions of business counterparties, or businesses with which we have no relationship, may experience disruptions that could adversely impact us and over which we may have limited or no control. Although these events cannot be predicted individually, over time and in the aggregate they happen as surely as loan losses. For example, when a major U.S. consumer-oriented firm experiences a data systems incursion resulting in the theft of credit and debit card information, online account information, and other data, it impacts thousands or sometimes millions of people. Frequently, many of those affected are our clients. Although our systems are not breached by these third-party incursions, they can increase account fraud and can cause us to take costly steps to avoid significant theft loss to our Bank and our clients. Our ability to recoup our losses may be limited legally or practically in many situations. Possible points of incursion or disruption not within our control include retailers, utilities, insurers, health care service providers, internet service and electronic mail providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
Failure to build and maintain, or outsource, the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to clients, legal actions, and noncompliance with applicable regulatory standards. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Operational Risk Management beginning on page 90 of our 2022 MD&A (Item 7).
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
We face the risk that our competitors may seek to use the Pending TD Merger to target our clients and top talent. See Risks Related to the Pending TD Merger beginning on page 31 for a discussion of additional risks related to the Pending TD Merger.
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

38	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Because all banks are sensitive to the risk of downturns, the stock prices of all banks typically decline, sometimes substantially, if the market believes that a downturn has become more likely or is imminent. This effect can and often does occur indiscriminately, initially without much regard to different risk postures of different banks.
Risks Associated with Monetary Events
In recent years, the Federal Reserve has implemented and reversed significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients. To illustrate: in response to the recession in 2008-09 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its "easing" actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly over most of the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. for much of the last two quarters of 2022. For 2023, the Federal Reserve has not yet indicated when it will stop, or at least pause, raising short term rates, although the rate of increases has slowed.
Additional information concerning monetary policy risks is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 18; within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 29; in Interest Rate and Yield Curve Risks beginning on page 47; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2022 MD&A (Item 7), beginning on page 95.
Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, encourage borrowing, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, as noted above, in 2022 short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of the year. This sort of phenomenon—where short term rates are raised more strongly and rapidly than long-term rates can follow—is relatively common. It is not clear when long term rates are likely to catch up.
Many external factors may interfere with the effects of the Federal Reserve's plans or cause them to be changed, perhaps quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks beginning on page 47.
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

39	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Risks Related to Businesses We May Exit
We may be unable to successfully implement a disposition or wind-down of businesses or units which no longer fit our strategic plans. We consider possible closures and divestitures as we continue to adapt to a changing business and regulatory environment. Actions of this sort typically are elevated in the first few years after a significant merger. For example, in 2021 we closed/consolidated several dozen banking locations in the wake of the 2020 IBKC merger, and we divested our title insurance business in 2022. Key risks associated with exiting a business include:
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
Credit Risks
We face the risk that our clients may not repay their loans and that the realizable value of collateral may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. For example, net charge-offs were $13 million in 2017 and remained historically very low through 2019. In 2020, net charge-offs unexpectedly rose to $120 million, driven strongly by the COVID-induced recession starting in March. Net charge-offs in 2021 fell sharply to $2 million, a very low level historically. We believe this favorable outcome was substantially affected by our client selection

40	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

and underwriting processes, along with our willingness to work with borrowers throughout the pandemic. Net charge-offs rose in 2022 to a more normal, but still low, $59 million. If the U.S. experiences an economic recession in 2023, net charge offs in the coming year could increase substantially.
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
We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption Accounting & Tax Risks beginning on page 50, these guidelines and rules could change and cause provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. In fact, starting in 2020, such an accounting change was made and, when the COVID recession occurred starting in March, provision for credit losses significantly increased. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve or other banking regulators.
A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, in the economy, and in the regulatory environment, among other things, based on our experience originating loans and servicing loan portfolios. Changes in modeling could have significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be misguided or otherwise affected with substantial adverse consequences to us. A recent example of challenges we face in modeling stems from the COVID-19 pandemic and its related impacts on clients, the economy, and governmental interventions and accommodations.
The recent low-interest rate environment (which ended in 2022) elevated the traditional challenge for lenders and investors to balance taking on higher risk against the desire for higher income or yield. This challenge applied not only to credit risk in lending activities but also to default and rate risks regarding investments. Even though short term rates are higher in 2023, long term rates continue to lag, and in any case that traditional risk-versus-yield challenge remains in place.
As interest rates rise, default risk likely also will rise. As borrowers’ obligations to pay interest increase, financial weaknesses generally become more evident. Initially this results in lower consumer credit scores and lower commercial loan grading, and later results in higher default rates. This effect can be amplified or hastened if the rate hikes are accompanied by recession. With or without a recession, the full effects of the recent rate hikes are not yet fully reflected in loan default rates.
Realized credit losses tend to increase and decrease in a cyclical manner, although the duration and timing of any given credit cycle is impossible to predict accurately. Through 2019 we and other U.S. banks experienced an extended period of very low credit losses. That trend appears to have reversed starting in 2022, which may signal the start of a new cycle. We cannot predict how long the new cycle will run or how high credit losses will reach.
The credit cycle was disrupted by COVID-19. Our expectation for loan losses in 2020 rose sharply with the COVID-19 pandemic and its recession, though in many cases actual losses, reflected in net charge offs, did not later materialize. Our expectations for credit loss abated dramatically in 2021, and significant amounts of the 2020 loss reserves were released, resulting in provision credits (negative expenses). We do not know what the new “normal” level of provision for credit loss will be once the impacts of the pandemic have fully ended, or what long-term impact the pandemic will have on the credit cycle. The low provision and net charge-off levels experienced before 2020, and in 2021, were historically unusual and might not be repeated. It is extremely difficult for banks, and for investors, to know when an uptick in credit loss is merely idiosyncratic or instead portends a major credit cycle change.
The composition of our loans inherently increases our sensitivity to certain credit risks. At December 31, 2022, approximately 55% of total loans and leases consisted of the commercial, financial, and industrial (C&I) portfolio, while approximately 21% consisted of the consumer real estate portfolio.
Two large components of the C&I portfolio at year end were loans to finance and insurance companies and loans to mortgage companies. Taken together, approximately 20% of the C&I portfolio was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy,

41	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
•Collateral concentration. This entire category is secured by residential real estate. Approximately 12% of the consumer real estate portfolio consists of loans secured on a second-lien basis.
•Geographic concentration. At year end, about 61% of the consumer real estate portfolio related to clients in three states: Florida, Tennessee, and Louisiana.
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
Volatility in the oil and gas industry can impact us. At year-end, approximately 2% of our total loans were directly related to the oil and gas industry. In addition to general credit and other risks mentioned elsewhere in this Item 1A, these businesses and their related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Significant oil-price volatility, such as that experienced in 2020-2022, can and often does impact our overall business in this industry by increasing provisioning and charge-offs, and by reducing demand for loans. Another set of risks specific to that industry relate to environmental concerns, including the risks of increased regulation or other governmental intervention, and the risks of adverse changes in consumption habits or public perceptions generally.
Additional information concerning credit risks and our management of them is set forth under the caption Asset Quality beginning on page 69 of our 2022 MD&A (Item 7).
Service Risks
We provide a wide range of services to clients, and the provision of these services may create claims against us that we provided them in a manner that harmed the client or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions Operational Risk Management and Compliance Risk Management, beginning on page 90 of our 2022 MD&A (Item 7).
Regulatory, Legislative, & Legal Risks
The regulatory environment continues to be challenging. We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.
We are subject to many banking, deposit, insurance, securities brokerage and underwriting, investment management, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation within Item 1 of this report, beginning on page 21, for additional information concerning f inancial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways.
The following paragraphs highlight certain specific important risk areas related to regulatory matters

42	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action (PCA) within the Supervision & Regulation section of Item 1 which starts on page 21; under the captions Capital, Capital Risk Management and Adequacy, and Market Uncertainties and Prospective Trends beginning on pages 83, 90, and 95, respectively, of our 2022 MD&A (Item); and under the caption Regulatory Capital in Note 12—Regulatory Capital and Restrictions, beginning on page 153 of our 2022 Financial Statements (Item 8).
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
Legal disputes are an unavoidable part of business, and the outcome of pending or threatened litigation cannot be predicted with any certainty. We face the risk of litigation from clients, associates, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. Matters of that sort are pending currently. It is unlikely we will ever experience a time when no litigation matter is outstanding. We manage litigation risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.
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
Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption Pre-2009 Mortgage Business Risks beginning on page 50; under the captions Repurchase Obligations, Market Uncertainties and Prospective Trends, and Contingent Liabilities beginning on pages 95, 95, and 101, respectively, of our 2022 MD&A (Item 7); and under the caption Contingencies in Note 16—Contingencies and Other Disclosures, beginning on page 160 of our 2022 Financial Statements (Item 8).
Political dysfunction and volatility within the federal government, both at the regulatory and Congressional levels, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant impacts on our business and financial performance. Moreover, political conflict within and among branches of government, and within and among government agencies, can rise to a level where day-to-day functions could be interrupted or impaired.
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

43	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

general regulation to protect data privacy appears likely. Banks in the U.S. already operate under privacy-protection laws and rules, but banking industry regulations in this area might be enlarged in response to this concern.
Public expectations concerning corporate controls on emissions of carbon dioxide, methane, and other greenhouse gases could increase our operating costs in the future without a corresponding increase in revenue, could curtail some aspects of our business, or both. At present, environmental regulations do not require us to monitor the direct or indirect greenhouse gas emissions associated with building, operating, or maintaining our physical facilities, nor are we taxed or fined in relation to those emissions, because such gases generally are not considered to be pollutants under U.S. federal law. Changing expectations could pressure us to physically measure, monitor, and curtail direct emissions and to estimate indirect emissions or impacts, and eventually could result in legal requirements to take those actions or to pay for measured or estimated emissions. For example, recently we engaged a third party to estimate our location-based emissions, even though not legally required. Whether or not legally required, any such actions that we take increase our operating costs. In addition, such expectations could pressure us to discontinue business relationships with certain clients, or groups of clients, that have suboptimal reputations for emissions.
Although currently no bank regulatory proposal applicable to us has been published, future regulations could discourage us from lending to or serving clients in certain industries judged to be environmentally high-risk, even if those elevated risk factors have a long time horizon or are speculative for other reasons. Changes of that sort could curtail our ability to pursue profitable business opportunities.
General regulation of greenhouse gas emissions, carbon taxation schemes, government subsidies for "green" industries over carbon-intensive ones, and other such political/governmental actions could substantially and directly impact us or our clients. Even if we are not directly impacted in any significant manner by such actions, impacts on clients could have a significant impact on us.
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
We have also focused on the economic profit generated by our business activities and prospects. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment and utilization of resources. Economic profit analysis involves significant judgment regarding capital allocation. Mistakes in those judgments could result in a mis-allocation of resources and diminished profitability over the long run.
Despite our efforts, our costs could rise due to adverse structural changes, market shifts, or inflationary pressures. For example: in 2021 and 2022, compensation costs rose markedly due to high-demand/low-supply circumstances beyond our control.
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

44	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Insurance
Our property and casualty insurance may not cover, or may be inadequate to fully cover, the risks that we face, and we may be adversely affected by a default by insurers. We use insurance to manage a number of risks, including damage or destruction of property as well as legal and other liability. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risks that the insurer may default on its obligations or that the insurer may refuse to honor them. We treat the risk of default as a type of credit risk, which we manage by reviewing the insurers that we use and by striving to use more than one insurer when practical. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation.
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
Liquidity & Funding Risks
Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, may materially and adversely affect our businesses, results of operations, financial condition, and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2022 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.
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

45	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

The extremely low interest rate environment of the past several years ended in 2022. Contrary to the expectations outlined in the paragraph above, deposit levels prior to 2022 climbed, possibly buoyed by the severe volatility experienced by the stock markets in 2018-2020 coupled with Federal pandemic assistance, particularly direct cash payments to most citizens, in 2020 and 2021. Although significant market volatility resumed in 2022, and we have generally raised deposit interest rates to attract and maintain clients, we do not expect deposit levels to rise appreciably in 2023, and in fact there is significant risk levels will fall, especially if Federal Reserve "tightening" actions push the economy into recession and push unemployment rates higher.
Deposit levels may be affected, fairly quickly, by changes in monetary policy. The Federal Reserve currently is pursuing a tightening policy. The Federal Reserve has indicated it intends to continue tightening based on economic events during the year, including inflationary pressures, employment data, and overall economic activity. Additional information concerning monetary policy changes appears under the caption Risks Associated with Monetary Events beginning on page 39 within this Item 1A, and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of 2022 MD&A (Item 7), which begins on page 95.
The market among banks for deposits may be impacted by regulatory funding and liquidity requirements. Regulatory rules generally provide favorable treatment for core deposits. Institutions with less than $100 billion of assets are not required to maintain a minimum Liquidity Coverage ratio. At or above $100 billion, the requirement increases with size and certain activities. The largest banks, which must maintain the highest minimum ratio, may be incented to compete for core deposits vigorously. Although mid-sized banks, like ours, are only lightly impacted by this rule, if some large banks in our markets take aggressive actions we could lose deposit share or be compelled to adjust our deposit pricing and practices in ways that could increase our costs.
We also depend upon financing from private institutional or other investors by means of the capital markets. In 2020 we issued and sold $150 million of preferred stock, along with a total of $1.3 billion of senior and subordinated notes. In 2021, we issued and sold another $150 million of preferred stock. We believe we could access the capital markets again if we desired to do so, though the Pending TD Merger likely would complicate such a transaction. Risk remains, however, that capital markets may become unavailable to us for reasons beyond our control.
A number of more general factors could make funding more difficult, more expensive, or unavailable on affordable terms. These include, but are not limited to, our financial results, organizational or political changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Changes associated with LIBOR also may impact our funding ability; see Interest Rate and Yield Curve Risks beginning on page 47.
Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our fixed income business. As a result, disruptions in those areas may adversely impact our earnings in that business unit.
Credit Ratings
Our credit ratings directly affect the availability and cost of our unsecured funding. Our holding company (the Corporation) and our Bank currently receive ratings from several rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Fitch Ratings, is considered investment grade for many purposes. At December 31, 2022, both rating agencies rated the unsecured senior debt of the Corporation and of the Bank as investment grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.

46	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve is a reflection of interest rates, at various maturities, applicable to assets and liabilities. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare, but has happened several times in the past few years, and in fact was common in the second half of 2022 and early 2023. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business. During late 2022 our net interest margin overall did not compress, but actually expanded, as we were able to increase average loan rates faster than average funding rates. In 2023 there is significant risk, especially if inversion remains common and a recession begins, that our net interest margin could compress.
Market-indexed deposit products are very sensitive to changes in short-term rates, and our use of them increases our exposure to such changes. If market rates rise, an increase in those deposit rates may be necessary before we are able to effect similar increases in loan rates. Generally we try to moderate our use of these products when rates are rising, and we followed that guideline in 2022.
Expectations by the market regarding the direction of future interest rate movements can impact the demand for and value of our fixed income investments, and can impact the revenues of our fixed income business. This risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.
Over a business cycle period of many years, substantial revenue reduction in fixed income is unavoidable during the "down" part of the cycle. The most recent revenue reduction occurred in 2022, and we cannot predict when it will end.
The discontinuance of LIBOR as a viable benchmark rate may adversely affect our business and our operating results. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates the London InterBank Offered Rate ("LIBOR"), announced that it intends to halt persuading or compelling banks to submit rates for the calculation of LIBOR. In 2021, the FCA announced that tenors of U.S. dollar ("USD") LIBOR will no longer be published as follows:
•One week and 2-month USD LIBOR has not been published since December 31, 2021; and
•All other USD LIBOR tenors (e.g., overnight, 1-month, 3-month, 6-month and 12-month tenors) will not be published after June 30, 2023.
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

47	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

easily or simply be substituted for it in outstanding instruments. Key differences between the two are: SOFR is based on secured lending, LIBOR is not; and SOFR historically has been published only as an overnight rate, while LIBOR is published in many short-term forward looking maturity tenors. Recently, forward-looking "Term SOFR" rates have been published in several tenors to address the second difference.
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
Outstanding loans affected by the discontinuance of LIBOR have been and are being transitioned to new reference rates if maturing later than the applicable discontinuance date, through client agreed-upon amendments or pursuant to fallback language in the loan documentation and in recent federal legislation. These transitions began late in 2021 and will conclude in 2023. New loans have been and continue to be originated using non-LIBOR reference rates.
A few instruments issued by us, including certain series of preferred stock and certain trust preferred obligations, have floating rate terms based on LIBOR, or have fixed rates that later will convert to floating rate terms based on LIBOR. We have risk that an adverse outcome of the LIBOR transition could increase our interest, dividend, and other costs relative to those instruments.
Additional information concerning the risks associated with LIBOR discontinuance and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption LIBOR and Reference Rate Reform within the Market Uncertainties and Prospective Trends section of our 2022 MD&A (Item 7), which begins on page 95.
Asset Inventories & Market Risks
The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to clients, and we are exposed to certain market risks attributable principally to interest rate risk and credit risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.4 billion for 2022, 2021, and 2020. Average fixed income trading liabilities (short positions) were $480 million, $540 million, and $457 million for 2022, 2021, and 2020, respectively. Average loans held for sale in our fixed income business were $693 million, $563 million, and $554 million for 2022, 2021, and 2020. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Market Risk Management beginning on page 87 of our 2022 MD&A (Item 7).
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

48	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Mortgage Business Risks
Two of our mortgage-related businesses—mortgage origination and lending to mortgage companies—are highly sensitive to interest rates and rate cycles. When rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. The U.S. experienced extremely low interest rates for several years, ending in early 2022. Rising rates in 2022 substantially curtailed our income from these businesses. For example, by late 2022 consumer mortgage refinancings fell to extremely low levels. Rates are likely to continue to rise in 2023, and further reductions in income from our mortgage-related businesses are possible. Additional information concerning rates and their impacts upon us is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 18; in Risks Associated with Monetary Events beginning on page 39; in Interest Rate and Yield Curve Risks beginning on page 47; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2022 MD&A (Item 7), beginning on page 95.
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

49	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions Repurchase Obligations beginning on page 95, and Contingent Liabilities beginning on page 101, of our 2022 MD&A (Item 7); and under the captions Exposures from pre-2009 Mortgage Business and Mortgage Loan Repurchase and Foreclosure Liability, both within Note 16—Contingencies and Other Disclosures of our 2022 Financial Statements (Item 8), which Note begins on page 160.
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
One such accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially impacts the measurement and recognition of credit losses for certain assets, including most loans. Under ASU 2016-13, when we make or acquire a new loan, we are required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter that the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods that incorporate macroeconomic forecasts and our experience with other, similar loans. In contrast, the pre-2020 accounting standard delayed recognition until loss was “probable” (very likely). We adopted ASU 2016-13 and CECL accounting starting in 2020, with the impact on regulatory capital having a phase-in period. Starting in 2020, recognition of estimated credit loss was significantly accelerated compared to pre-CECL practice, which was aggravated by the actual and projected effects of the pandemic. That acceleration could happen again, especially if a recession occurs or is expected to occur. Additional information concerning ASU 2016-13 appears in Note 1—Significant Accounting Policies within our 2022 Financial Statements (Item 8) beginning on page 119, and in Item 1 under the caption CECL Accounting and COVID-19 within the section entitled Significant Business Developments Over Past Five Years, which begins on page 12, all of which information is incorporated into this Item 1A by reference.
In comparison with former (pre-2020) standards, CECL accounting likely will continue to: result in a significant increase in our provision for credit losses (expense) and allowance (reserve) during any period of loan growth, including organic growth and growth created by acquisition or merger; through the increased provision,

50	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Share Owning & Governance Risks
The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may become unable to pay dividends to us without regulatory approval. First Horizon Corporation primarily depends upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred shareholders, and to service our outstanding debt. Regulatory constraints might constrain or prevent the Bank from declaring and paying dividends to us in 2023 without regulatory approval. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $0.9 billion at January 1, 2023.
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
Our issuance of preferred stock raises regulatory capital without issuing common shares, but creates or expands our general obligation to pay all preferred dividends ahead of any common dividends. Currently we have seven series of preferred stock outstanding, one issued by the Bank and six by First Horizon Corporation. Subject to capital needs and market conditions, additional series may be issued in the future.
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

51	2022 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

and require regulatory approval of any change in control of a bank.
Certain legal rights of holders of our common stock and of depositary shares related to our preferred stock to pursue claims against us or the depositary, as applicable, are limited by our bylaws and by the terms of the deposit agreements. Our bylaws provide that, unless we consent in writing to an alternative forum, a state or federal court located within Shelby County in the State of Tennessee will be the sole and exclusive forum for (i) any derivative action or proceeding brought in our right or name, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other associate of ours to us or our shareholders, (iii) any action asserting a claim against us or any director, officer or other associate of ours arising pursuant to any provision of the Tennessee Business Corporation Act, of our charter or bylaws or (iv) any action asserting a claim against us or any director, officer or other associate of ours that is governed by the internal affairs doctrine. In addition, each deposit agreement between us and the depositary, which governs the rights of the depositary shares related to our Series B, C, and D preferred stock (respectively), provides that any action or proceeding arising out of or relating in any way to the deposit agreement may only be brought in a state court located in the State of New York or in the United States District Court for the Southern District of New York.
The foregoing exclusive forum clauses may have the effect of discouraging lawsuits against us or our directors, officers or other associates, or against the depositary, as applicable. Exclusive forum clauses may also lead to increased costs to bring a claim, or may limit the ability of holders of our common stock or depositary shares to bring a claim in a judicial forum they find favorable.
In addition, the exclusive forum clauses in our bylaws and deposit agreements could apply to actions or proceedings that may arise under the federal securities laws, depending on the nature of the claim alleged. To the extent these exclusive forum clauses restrict the courts in which holders of our common stock or depositary shares may bring claims arising under the federal securities laws, there is uncertainty as to whether a court would enforce such provisions. These exclusive forum provisions do not mean that holders of our common stock or depositary shares have waived our obligations to comply with the federal securities laws and the rules and regulations thereunder.

52	2022 FORM 10-K ANNUAL REPORT

ITEM 1B. UNRESOLVED STAFF COMMENTS AND ITEM 2. PROPERTIES

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations.
Our banking centers, our fixed income and capital markets offices, our wealth management offices, and our loan origination, processing, and other physical offices, in the aggregate, remain important to our ability to deliver financial services to a large portion of our clients. For many years, banking center usage by clients has slowly declined, and for many years we have consolidated banking center locations in response to changing utilization patterns. We expect that long-term trend to continue. Information concerning our business locations, including banking center and other client-facing facilities, at year-end 2022 is provided under the caption Principal Businesses, Brands, & Locations within the Our Businesses section of Item 1 of this report, which begins on page 9; that information is incorporated into this Item 2 by this reference.
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
At December 31, 2022, we believe our physical properties are suitable and adequate for the businesses we conduct.

Item 3.    Legal Proceedings
The Contingencies section from Note 16—Contingencies and Other Disclosures, beginning on page 160 of this report within our 2022 Financial Statements (Item 8), is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

53	2022 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Supplemental Part I Information
Executive Officers of the Registrant
The following is a list of our executive officers, as defined by Securities and Exchange Commission rules, along with certain supplemental information, all presented as of February 20, 2023. The executive officers generally are elected at the April meeting of our Board of Directors (following the annual meeting of shareholders) for a term of one year and until their successors are elected and qualified.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Terry L. Akins Age: 59
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

Elizabeth A. Ardoin Age: 53
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

Hope Dmuchowski Age: 44 Principal Financial Officer
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

Jeff L. Fleming Age: 61 Principal Accounting Officer
Executive Vice President—Chief Accounting Officer and Corporate Controller of First Horizon & the Bank (2012)
Mr. Fleming assumed the role of Executive Vice President—Chief Accounting Officer and Corporate Controller in 2012. Previously, starting in 1984, he held several positions with us, most recently (before his current role) Executive Vice President—Corporate Controller (2010-2011).

D. Bryan Jordan Age: 61 Principal Executive Officer
President and Chief Executive Officer (2008) and Chairman of the Board (2012-2020 and since 2022) of First Horizon & the Bank
Mr. Jordan became President and Chief Executive Officer in 2008. He was Chairman of the Board from 2012 until we closed the merger of equals between First Horizon and IBKC in 2020. He resumed being Chairman in 2022 on the second anniversary of the IBKC merger. From 2007 until 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of First Horizon and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and a Senior Executive Vice President of Regions.

Tammy S. LoCascio Age: 54
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

54	2022 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
David T. Popwell Age: 63
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

Anthony J. Restel Age: 53
President—Regional Banking of First Horizon & the Bank (2021)
Following the closing of the merger of equals between First Horizon and IBKC in 2020, Mr. Restel assumed the role of Senior Executive Vice President—Chief Operating Officer of First Horizon and the Bank. From July to November 2021, Mr. Restel also acted as interim Chief Financial Officer. Prior to the merger, he had several roles with IBERIABANK Corporation and IBERIABANK starting in 2001, the most recent of which was Vice Chairman and Chief Financial Officer (2005-2020). During his tenure as Chief Financial Officer, Mr. Restel also served as Chief Credit Officer of IBERIABANK (2007-2009).

Susan L. Springfield Age: 58
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
Dane P. Smith
Senior Vice President
Corporate Treasurer

55	2022 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Common Stock; Common Shareholders
Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN. At December 31, 2022, there were approximately 9,002 shareholders of record of our common stock.
Sales of Unregistered Common and Preferred Stock
Common Stock. Not applicable.
Preferred Stock. Not applicable.
Repurchases by Us of Our Common Stock
Under authorizations from our Board of Directors, we may repurchase common shares from time to time for general purposes and for our stock option and other compensation plans, subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. We evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders.
Additional information concerning repurchase activity during the final three months of 2022 is presented in Tables 7.21a and 7.21b, and the surrounding notes and other text under the caption Common Stock Purchase Programs beginning on page 85 of our 2022 MD&A (Item 7), which information is incorporated herein by this reference.

Total Shareholder Return Performance Graph
The “Total Shareholder Return 2017-2022” performance graph appearing on the next page, along with Table 5.1, is “furnished” and not “filed” as part of this report, and is not deemed to be soliciting material. Notwithstanding anything to the contrary set forth in this report or in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this report in whole or in part, neither the “Total Shareholder Return 2017-2022” performance graph nor Table 5.1 shall be incorporated by reference into any such filings.
The “Total Shareholder Return 2017-2022” performance graph compares the yearly percentage change in our cumulative total shareholder return with returns based on the Standards and Poor’s 500 and Keefe, Bruyette & Woods (KBW) Nasdaq and Regional Bank Indices. The graph assumes $100 is invested on December 31, 2017 and dividends are reinvested. Returns are market-capitalization weighted.
At year-end 2019 and earlier, First Horizon was included in the KBW Regional Bank Index. At year-end 2020 and later, First Horizon is included in the KBW Nasdaq Bank Index. The change in index resulted from the merger of equals in 2020 between First Horizon and IBERIABANK Corporation.

56	2022 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

Total Shareholder Return
2017 - 2022
$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
First Horizon Corporation
S&P 500 Index
KBW Nasdaq Bank Index (BKX)
KBW Regional Bank Index (KRX)

Table 5.1
TOTAL SHAREHOLDER RETURN DATA

	2017	2018	2019	2020	2021	2022
First Horizon Corporation	$100.00	$67.66	$88.25	$72.21	$95.77	$147.43
S&P 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
KBW Nasdaq Bank Index (BKX)	100.00	82.29	112.01	100.47	138.99	109.25
KBW Regional Bank Index (KRX)	100.00	82.51	102.20	93.33	127.53	118.71
Data source: Bloomberg

Item 6.    [reserved]

57	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 7 TOPICS

58	2022 FORM 10-K ANNUAL REPORT

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
At December 31, 2022, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed more than 7,500 associates.
This MD&A should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, as well as with the other information contained in this report.
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
Upon the terms and subject to the conditions set forth in the TD Merger Agreement, each share of FHN common stock, par value $0.625 per share, (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the First Holding Company Merger (the “First Effective Time”) will be converted into the right to receive $25.00 (USD) per share in cash, without interest. Because the transaction did not close on or before November 27, 2022, shareholders will receive an additional $0.65 per share of Company Common Stock on an annualized basis (or approximately 5.4 cents per month) for the period from November 27, 2022 through the day immediately prior to the closing. Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued outstanding in connection with the First Holding Company Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of TD-US having terms as described in the TD Merger Agreement.
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
The Pending TD Merger is subject to customary closing conditions, including approvals from U.S. and Canadian regulatory authorities. FHN's shareholders approved the Pending TD Merger on May 31, 2022.
On February 9, 2023, FHN and TD agreed to extend the outside date to May 27, 2023. Subsequent to the extension, TD recently informed FHN that TD does not expect that the necessary regulatory approvals will be received in time to complete the Pending TD Merger by May 27, 2023, and that TD cannot provide a new projected closing date at this time. TD has initiated discussions with FHN regarding a potential further extension of the outside date. There can be no assurance that an extension will ultimately be agreed or that TD will satisfy all regulatory requirements so that the regulatory approvals required to complete the Pending TD Merger will be received.

59	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Either TD or First Horizon may unilaterally elect to terminate the TD Merger Agreement in certain circumstances set forth in the TD Merger Agreement.
Refer to 2022 Merger Agreement with Toronto-Dominion Bank in Item 1, beginning on page 15, for additional information.
2022 Financial Performance Summary
FHN reported net income available to common shareholders of $868 million, or $1.53 per diluted share, compared to net income of $962 million, or $1.74 per diluted share in 2021.
Net interest income of $2.4 billion increased $398 million from 2021 reflecting the benefit of higher rates partially offset by higher funding costs. The net interest margin increased 62 basis points to 3.10% compared to 2.48% in 2021. Earning asset yields increased 79 basis points while the cost of interest-bearing liabilities increased 30 basis points.
Provision for credit losses increased to $95 million compared to a benefit of $310 million in 2021, largely reflecting the impact of loan growth and deterioration in the macroeconomic forecast.
Noninterest income of $815 million decreased $261 million from 2021, largely driven by lower fixed income and mortgage banking and title income.
Noninterest expense of $2.0 billion decreased $143 million from 2021 largely attributable to lower personnel expense.
Period-end loans and leases of $58.1 billion increased $3.2 billion from December 31, 2021 reflecting commercial loan growth of $1.8 billion, or 4%, and consumer loan growth of $1.4 billion, or 12%. Commercial loan growth was tempered by a decrease of $2.3 billion in loans to mortgage companies and a decrease of $962 million in PPP loans.
Period-end deposits of $63.5 billion decreased $11.4 billion, or 15%, from December 31, 2021 driven by a $7.0 billion decrease in interest-bearing deposits and a $4.4 billion decrease in noninterest-bearing deposits. The decline in deposit balances largely reflects the continued downward trend from mid-2021 highs driven by elevated liquidity related to the COVID-19 pandemic.
Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2022 were 11.92% and 13.33%, respectively, compared to 11.04% and 12.34% at December 31, 2021. The CET1 ratio was 10.17% at December 31, 2022 compared to 9.92% at December 31, 2021.
Table 7.1
KEY PERFORMANCE INDICATORS

	For the years ended December 31,
(Dollars in millions, except per share data)	2022	2021	2020
Pre-provision net revenue (a)	$1,254	$974	$1,436
Diluted earnings per common share	$1.53	$1.74	$1.89
Return on average assets (b)	1.08%	1.15%	1.33%
Return on average common equity (c)	11.81%	12.53%	13.66%
Return on average tangible common equity (a) (d)	15.58%	16.46%	19.03%
Net interest margin (e)	3.10%	2.48%	2.86%
Noninterest income to total revenue (f)	24.99%	34.77%	47.41%
Efficiency ratio (g)	61.24%	68.56%	54.37%
Allowance for loan and lease losses to total loans and leases	1.18%	1.22%	1.65%
Net charge-offs (recoveries) to average loans and leases	0.11%	—%	0.26%
Total period-end equity to period-end assets	10.83%	9.53%	9.86%
Tangible common equity to tangible assets (a)	7.12%	6.73%	6.89%
Cash dividends declared per common share	$0.60	$0.60	$0.60
Book value per common share	$13.48	$14.39	$13.59
Tangible book value per common share (a)	$10.23	$11.00	$10.23
Common equity Tier 1	10.17%	9.92%	9.68%
Market capitalization	$13,159	$8,713	$7,082
(a)Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table 7.29.
(b)Calculated using net income divided by average assets.
(c)Calculated using net income available to common shareholders divided by average common equity.

60	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Results of Operations—2022 compared to 2021
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
Net interest income of $2.4 billion in 2022 increased $398 million, or 20%, from 2021 largely driven by higher earning asset yields partially offset by higher interest-bearing liability costs.
FHN's net interest margin increased 62 basis points to 3.10% in 2022 compared to 2021 and the net interest spread increased 49 basis points to 2.85% over the same period. Net interest margin and net interest spread were favorably impacted by a 79 basis point increase in earning asset yields, largely reflecting the impact of higher interest rates and lower levels of excess cash. The higher yield on earning assets was partially offset by a 30 basis point increase in the cost of interest-bearing liabilities largely driven by higher deposit costs.
Total average earning assets decreased $3.4 billion in 2022 largely from a decrease in interest-bearing deposits with banks partially offset by an increase in investment securities.
The following table presents the major components of net interest income and net interest margin:

61	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.2
AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS/RATES

(Dollars in millions)	2022			2021			2020
Assets:	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Loans and leases:
Commercial loans and leases	$43,691	$1,823	4.18%	$44,325	$1,498	3.38%	$36,146	$1,324	3.66%
Consumer loans	12,261	479	3.89	11,973	469	3.92	10,037	407	4.05
Total loans and leases	55,952	2,302	4.11	56,298	1,967	3.49	46,183	1,731	3.75
Loans held for sale	884	39	4.41	956	33	3.44	835	30	3.60
Investment securities	9,976	200	2.01	8,623	123	1.43	6,464	106	1.64
Trading securities	1,438	58	4.04	1,366	30	2.17	1,433	35	2.44
Federal funds sold	191	4	2.09	37	—	0.15	42	—	0.21
Securities purchased under agreements to resell (a)	522	6	1.12	584	—	(0.09)	505	2	0.45
Interest-bearing deposits with banks	8,672	87	1.00	13,123	17	0.13	3,006	5	0.14
Total earning assets / Total interest income	$77,635	$2,696	3.47%	$80,987	$2,170	2.68%	$58,468	$1,909	3.26%
Cash and due from banks	1,217			1,261			852
Goodwill and other intangible assets, net	1,777			1,836			1,696
Premises and equipment, net	636			712			604
Allowance for loan and lease losses	(648)			(834)			(700)
Other assets	3,600			3,647			3,426
Total assets	$84,217			$87,609			$64,346

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$24,292	$94	0.39%	$27,283	$36	0.13%	$19,780	$82	0.41%
Other interest-bearing deposits	15,641	72	0.47	15,688	20	0.13	11,973	31	0.26
Time deposits	2,963	18	0.60	4,281	25	0.57	4,347	39	0.90
Total interest-bearing deposits	42,896	184	0.43	47,252	81	0.17	36,100	152	0.42
Federal funds purchased	699	11	1.56	949	1	0.12	862	3	0.34
Securities sold under agreements to repurchase	881	7	0.77	1,235	4	0.30	1,109	6	0.50
Trading liabilities	480	12	2.56	540	6	1.11	457	6	1.24
Other short-term borrowings	229	5	2.26	124	—	0.09	626	5	0.84
Term borrowings	1,596	72	4.51	1,645	72	4.37	1,578	64	4.02
Total interest-bearing liabilities / Total interest expense	$46,781	$291	0.62%	$51,745	$164	0.32%	$40,732	$236	0.58%
Noninterest-bearing deposits	26,851			25,879			15,779
Other liabilities	2,006			1,506			1,226
Total liabilities	75,638			79,130			57,737

Shareholders' equity	8,284			8,184			6,314
Noncontrolling interest	295			295			295
Total shareholders' equity	8,579			8,479			6,609
Total liabilities and shareholders' equity	$84,217			$87,609			$64,346

Net earnings assets / Net interest income (TE) / Net interest spread	$30,854	$2,405	2.85%	$29,242	$2,006	2.36%	$17,736	$1,673	2.68%
Taxable equivalent adjustment		(13)	0.25		(12)	0.12		(11)	0.18
Net interest income / Net interest margin (b)		$2,392	3.10%		$1,994	2.48%		$1,662	2.86%

(a) Negative yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21%, and where applicable, state income taxes.

62	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate.

Table 7.3
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due to (a)			Increase (Decrease) Due to (a)
(Dollars in millions)	Rate (b)	Volume (b)	Total	Rate (b)	Volume (b)	Total
Interest income:
Loans and leases	$347	$(12)	$335	$(119)	$354	$235
Loans held for sale	9	(3)	6	(1)	4	3
Investment securities	56	21	77	(15)	31	16
Trading securities	27	1	28	(4)	(1)	(5)
Other earning assets:
Federal funds sold	3	1	4	—	—	—
Securities purchased under agreements to resell	6	—	6	(3)	1	(2)
Interest-bearing deposits with banks	77	(8)	69	—	13	13
Total other earning assets	86	(7)	79	(3)	14	11
Total change in interest income - earning assets	$525	$—	$525	$(142)	$402	$260
Interest expense:
Interest-bearing deposits:
Savings	$63	$(5)	$58	$(69)	$23	$(46)
Time deposits	1	(8)	(7)	(14)	—	(14)
Other interest-bearing deposits	53	(1)	52	(19)	8	(11)
Total interest-bearing deposits	117	(14)	103	(102)	31	(71)
Federal funds purchased	10	—	10	(2)	—	(2)
Securities sold under agreements to repurchase	4	(1)	3	(3)	—	(3)
Trading liabilities	7	(1)	6	(1)	1	—
Other short-term borrowings	5	—	5	1	(5)	(4)
Term borrowings	2	(2)	—	5	3	8
Total change in interest expense - interest-bearing liabilities	145	(18)	127	(102)	30	(72)
Net interest income	$380	$18	$398	$(40)	$372	$332

(a)     The changes in interest due to both rate and volume have been allocated to change due to rate and change due to volume in proportion to the absolute amounts of the changes in each.
(b)    Variances are computed on a line-by-line basis and are non-additive.

63	2022 FORM 10-K ANNUAL REPORT

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
Provision for credit losses increased to $95 million in 2022, compared to a benefit of $310 million in 2021. The increase in provision during 2022 was reflective of loan growth and deterioration in the macroeconomic forecast. The provision benefit in 2021 reflected an improved macroeconomic outlook, positive credit grade migration, and lower loan balances.
For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table 7.4
NONINTEREST INCOME

				2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Noninterest income
Fixed income	$205	$406	$423	$(201)	(50)%	$(17)	(4)%
Deposit transactions and cash management	171	175	148	(4)	(2)	27	18
Brokerage, management fees and commissions	92	88	66	4	5	22	33
Card and digital banking fees	84	78	60	6	8	18	30
Mortgage banking and title income	68	154	129	(86)	(56)	25	19
Other service charges and fees	54	44	26	10	23	18	69
Trust services and investment management	48	51	39	(3)	(6)	12	31
Securities gains (losses), net	18	13	(6)	5	38	19	NM
Purchase accounting gain	—	(1)	533	1	100	(534)	100
Other income	75	68	74	7	10	(6)	(8)
Total noninterest income	$815	$1,076	$1,492	$(261)	(24)%	$(416)	(28)%

NM – Not meaningful
Noninterest income of $815 million decreased $261 million from $1.1 billion in 2021, largely reflecting declines in fixed income and mortgage banking and title income. Noninterest income represented 25% and 35% of total revenue for 2022 and 2021, respectively.
Fixed income declined $201 million, or 50%, for 2022 compared to 2021. Fixed income product revenue decreased $203 million, largely driven by macroeconomic uncertainty and volatility and the impact of increasing interest rates. Revenue from other products increased $2 million, largely driven by higher fees from loan sales.
Mortgage banking and title income of $68 million decreased $86 million from $154 million in 2021 driven by lower origination volume given the impact of higher long-term rates, partially offset by a $12 million gain on sale of mortgage servicing rights.
Noninterest income results also reflect a decline of $30 million in deferred compensation income largely driven by equity market valuations relative to the prior year and a gain of $22 million from the sale of FHN's title services business in 2022.

64	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented:
Table 7.5
NONINTEREST EXPENSE

				2022 vs. 2021		2021 vs. 2020
(Dollars in millions)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Noninterest expense
Personnel expense	$1,101	$1,210	$1,033	$(109)	(9)%	$177	17%
Net occupancy expense	128	137	116	(9)	(7)	21	18
Computer software	113	116	85	(3)	(3)	31	36
Operations services	87	80	56	7	9	24	43
Legal and professional fees	62	68	84	(6)	(9)	(16)	(19)
Contract employment and outsourcing	54	67	24	(13)	(19)	43	NM
Amortization of intangible assets	51	56	40	(5)	(9)	16	40
Advertising and public relations	50	37	18	13	35	19	NM
Equipment expense	45	47	42	(2)	(4)	5	12
Communications and delivery	37	37	31	—	—	6	19
Contributions	7	14	41	(7)	(50)	(27)	(66)
Impairment of long-lived assets	—	34	7	(34)	(100)	27	NM
Other expense	218	193	141	25	13	52	37
Total noninterest expense	$1,953	$2,096	$1,718	$(143)	(7)%	$378	22%

NM - Not meaningful
Noninterest expense of $2.0 billion decreased $143 million, or 7%, from 2021. Personnel expense of $1.1 billion decreased $109 million from 2021 largely attributable to lower incentive-based compensation and deferred compensation costs. Contract employment and outsourcing expense decreased $13 million from 2021 and occupancy expense decreased $9 million largely reflecting the benefit of IBKC merger cost savings.
Noninterest expense results also reflect a decrease tied to $34 million in impairment of long-lived assets in 2021 related to merger integration efforts associated with reduction of leased office space and banking center optimization.
The $25 million increase in other expense in 2022 was largely attributable to $22 million in derivative valuation adjustments on prior Visa Class B share sales.
Total merger and integration expense was $136 million for 2022 compared to $187 million for 2021.

Income Taxes
FHN recorded income tax expense of $247 million in 2022 compared to $274 million in 2021, resulting in an effective tax rate of 21.3% and 21.4% respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. FHN’s net DTA were $313 million and $52 million at December 31, 2022 and 2021, respectively.
As of December 31, 2022, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $34 million and $2 million, which will expire at various dates. Refer to Note 14 - Income Taxes for additional information.
FHN’s gross DTA after valuation allowance was $761 million and $448 million as of December 31, 2022 and

65	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

2021, respectively. Based on current analysis, FHN believes that its ability to realize the DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable states where it conducts business operations, FHN either files consolidated, combined, or separate returns. The statute of limitations for FHN’s consolidated federal income tax returns remains open for tax years 2019 through 2021. Additionally, 2016 – 2018 could be subject to limited review related to refund claims filed. IBKC's federal consolidated tax returns for 2016, 2017 and 2018 are currently under examination by the IRS. On occasion, as federal or state auditors examine the tax returns of FHN and its subsidiaries, FHN may extend the statute of limitations for a reasonable period. Otherwise, the statutes of limitations remain open only for tax years in accordance with federal and state statutes. See Note 14 - Income Taxes for additional information.
Business Segment Results
FHN's reportable segments include Regional Banking, Specialty Banking, and Corporate. See Note 19 - Business Segment Information for additional disclosures related to FHN's segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $1.1 billion in 2022 compared to $1.3 billion in 2021, a decrease of $222 million, largely driven by a $323 million increase in provision for credit losses. The increase in provision was the result of loan growth and deterioration in the macroeconomic forecast. Results also reflect a $196 million increase in revenue, largely from higher net interest income, and a $95 million increase in noninterest expense largely tied to higher personnel expense and fraud losses.
Net interest income of $2.0 billion increased $190 million reflecting the benefit of higher interest rates and average loan balances, partially offset by higher funding costs.
Specialty Banking
Pre-tax income of $414 million in the Specialty Banking segment decreased $296 million compared to 2021 driven by a $349 million decrease in revenue and a $78 million increase in provision for credit losses, offset by a $131 million decrease in noninterest expense.
The decline in revenue was primarily attributable to lower fixed income and mortgage banking and title income. Fixed income of $205 million decreased $201 million, largely driven by macroeconomic uncertainty and volatility and the impact of increasing interest rates. Mortgage banking and title income of $68 million decreased $84 million largely driven by a decline in mortgage sales volume and margin compression as well as the divestiture of the title services business.
The increase in provision for credit losses was primarily attributable to loan growth and deterioration in the macroeconomic forecast.
Noninterest expense decreased largely due to a decline in personnel expense tied to a decrease in incentive-based compensation.
Corporate
Pre-tax loss for the Corporate segment of $325 million for 2022 improved $393 million compared to 2021.
Net interest expense decreased $271 million reflecting the impact of funds transfer pricing. Noninterest income of $60 million increased $19 million compared to the prior year. Noninterest income results reflect the impact of a $26 million loss on retirement of legacy IBKC trust preferred securities in 2021, the $22 million gain on sale of the title services business in 2022, and higher securities gains. These increases were partially offset by lower deferred compensation income of $30 million.
Noninterest expense of $279 million for 2022 decreased $107 million compared to 2021 largely reflecting lower deferred compensation expense in the current year, as well as the impact of impairments on long-lived assets related to acquisition integration efforts in 2021. Merger and integration expenses were $136 million compared to $187 million in 2021.

Results of Operations—2021 compared to 2020
For a description of FHN's results of operations for 2021, see Results of Operations - 2021 compared to 2020 in Item 7 in the 2021 Form 10-K, as amended, which is incorporated herein by reference.

66	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition
Investment Securities
The following table presents the carrying value of securities by category as of December 31 for the years indicated:
Table 7.6
COMPOSITION OF SECURITIES PORTFOLIO

	2022		2021
(Dollars in millions)	Balance	Mix	Balance	Mix
Securities available for sale:
Government agency issued MBS and CMO	$7,076	69%	$7,312	78%
Other U.S. government agencies (a)	1,163	12	850	9
States and municipalities	597	6	545	6
Total securities available for sale	$8,836	87%	$8,707	93%
Securities held to maturity:
Government agency issued MBS and CMO	$1,371	13%	$712	7%

Total investment securities	$10,207	100%	$9,419	100%

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
Investment securities were $10.2 billion and $9.4 billion on December 31, 2022 and 2021, representing 13% and 11% of total assets, respectively. See Note 2 - Investment Securities for more information about the securities portfolio.
The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for the debt securities portfolio.

67	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.7
CONTRACTUAL MATURITIES OF INVESTMENT SECURITIES

	As of December 31, 2022
			After 1 year		After 5 years
	Within 1 year		Within 5 years		Within 10 years		After 10 years
(Dollars in millions)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)
Securities available for sale:
Government agency issued MBS and CMO (a)	$17	2.53%	$702	1.80%	$1,217	1.87%	$6,203	2.04%
Other U.S. government agencies	30	2.51	13	1.44	234	1.97	1,048	2.74
States and municipalities	13	0.38	107	0.82	160	1.62	378	2.90
Total securities available for sale	$60	2.05%	$822	1.67%	$1,611	1.86%	$7,629	2.18%
Securities held to maturity:
Government agency issued MBS and CMO (a)	$—	—%	$50	3.34%	$265	3.52%	$1,056	2.78%
Total securities held to maturity	$—	—%	$50	3.34%	$265	3.52%	$1,056	2.78%

(a)    Represents government agency-issued mortgage-backed securities and collateralized mortgage obligations which, when adjusted for early pay downs, have an estimated average life of 6 years.
(b)    Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 24% tax rate where applicable.
Loans and Leases
Period-end loans and leases increased $3.2 billion, or 6%, to $58.1 billion as of December 31, 2022, driven by a $1.8 billion increase in commercial loans and a $1.4 billion increase in consumer loans. Average loans and leases decreased to $56.0 billion in 2022 compared to $56.3 billion in 2021, primarily driven by a $634 million decrease in commercial loans, offset by a $288 million increase in consumer loans.
The following table provides detail regarding FHN's loans and leases:

Table 7.8
 LOANS AND LEASES

(Dollars in millions)	2022	Percent of total	2022 Growth Rate	2021	Percent of total	2021 Growth Rate	2020	Percent of total	2020 Growth Rate (b)
Commercial:
Commercial, financial, and industrial (a)	$31,781	55%	2%	$31,068	57%	(6)%	$33,104	57%	65%
Commercial real estate	13,228	23	9	12,109	22	(1)	12,275	21	183
Total commercial	45,009	78	4	43,177	79	(5)	45,379	78	86
Consumer:
Consumer real estate	12,253	21	14	10,772	20	(8)	11,725	20	90
Credit card and other	840	1	(8)	910	1	(19)	1,128	2	127
Total consumer	13,093	22	12	11,682	21	(9)	12,853	22	93
Total loans and leases	$58,102	100%	6%	$54,859	100%	(6)%	$58,232	100%	87%

(a) Includes equipment financing loans and leases.
(b) 2020 includes the impact of the IBKC merger and Truist Bank branch acquisition.

C&I loans are the largest component of the loan and lease portfolio, comprising 55% and 57% of total loans and leases at year-end 2022 and 2021, respectively. C&I loans increased 2%, or $713 million, from 2021, largely driven by growth in the finance and insurance, real estate rental and leasing, and wholesale trade industry sectors. These increases were partially offset by declines of $2.3 billion in loans to mortgage companies and $962 million in PPP loans. Commercial real estate loans increased 9% to $13.2 billion in 2022, largely driven by growth in industrial and

68	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

multi-family property loans. Consumer loans increased 12%, or $1.4 billion, from the end of 2021, largely driven by growth in real estate installment loans.
The following table provides detail of the contractual maturities of loans and leases at December 31, 2022.

Table 7.9
CONTRACTUAL MATURITIES OF LOANS AND LEASES

(Dollars in millions)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 Years	After 15 Years	Total
Commercial, financial, and industrial	$6,282	$16,626	$7,947	$926	$31,781
Commercial real estate	2,013	7,753	3,418	44	13,228
Consumer real estate	93	315	1,579	10,266	12,253
Credit card and other	264	357	69	150	840
Total loans and leases	$8,652	$25,051	$13,013	$11,386	$58,102

For maturities over one year at fixed interest rates:
Commercial, financial, and industrial		$3,802	$5,018	$703	$9,523
Commercial real estate		2,148	1,347	39	3,534
Consumer real estate		224	1,350	3,393	4,967
Credit card and other		81	53	126	260
Total loans and leases at fixed interest rates		$6,255	$7,768	$4,261	$18,284

For maturities over one year at floating interest rates:
Commercial, financial, and industrial		$12,824	$2,929	$223	$15,976
Commercial real estate		5,605	2,071	5	7,681
Consumer real estate		91	229	6,873	7,193
Credit card and other		276	16	24	316
Total loans and leases at floating interest rates		$18,796	$5,245	$7,125	$31,166

Total maturities over one year		$25,051	$13,013	$11,386	$49,450

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
Loans Held for Sale
In 2020, FHN obtained IBKC's mortgage banking operations which includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These non-conforming loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. For further detail, see Note 7 - Mortgage Banking Activity.
The legacy FHN loans HFS portfolio consists of small business, other consumer loans, mortgage warehouse, USDA, and home equity loans.
On December 31, 2022, loans HFS were $590 million, a $582 million decrease compared to December 31, 2021, largely driven by lower mortgage origination volume given the impact of higher long-term rates. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $3 million for both December 31, 2022 and 2021.

69	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of C&I loans and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans of 21% and 20% of total loans in 2022 and 2021, respectively. Industry concentrations are discussed under the C&I heading below.
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
Commercial Loan and Lease Portfolios
FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers (RM) and Portfolio Managers (PM)) and to Credit Risk Managers. While individual limits vary, the predominant amount of approval authority is vested with the Credit Risk Management function. Portfolio, industry, and borrower concentration limits for the various portfolios are established by executive management and approved by the Risk Committee of the Board.
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

70	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
C&I
The C&I portfolio totaled $31.8 billion and $31.1 billion as of December 31, 2022 and 2021, respectively, and is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
Income-producing C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles on transaction sizes over PM authorization limits. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures of the borrowers, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Additionally, approval decisions consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. Historically, these loans typically have had variable rates tied to the LIBOR or prime rate of interest plus or minus the appropriate margin. However, with the cessation of LIBOR, FHN no longer references LIBOR in new loan contracts, and the existing portfolio of loans tied to LIBOR is being repriced to alternative reference rates.
Excluding PPP loans, C&I growth was $1.7 billion, or 6%. The largest geographical concentrations of balances as of December 31, 2022 were in Tennessee (21%), Florida (13%), Texas (11%), North Carolina (7%), Louisiana (7%), California (5%), and Georgia (5%), with no other state representing more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of December 31, 2022 and 2021. For purposes of this disclosure, industries are determined based on the NAICS industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 7.10
C&I PORTFOLIO BY INDUSTRY

	December 31, 2022		December 31, 2021
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$4,120	13%	$3,483	11%
Real estate rental & leasing (a)	3,277	10	2,771	9
Health care and social assistance	2,657	8	2,413	8
Loans to mortgage companies	2,258	7	4,518	15
Accommodation & food service	2,238	7	2,221	7
Wholesale trade	2,212	7	1,845	6
Manufacturing	2,206	7	1,950	6
Retail trade	1,835	6	1,532	5
Energy	1,364	4	1,325	4
Other (professional, construction, transportation, etc) (b)	9,614	31	9,010	29
Total C&I loan portfolio	$31,781	100%	$31,068	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% for 2022.

71	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 20% of FHN’s C&I loan portfolio as of December 31, 2022, and as a result could be affected by items that uniquely impact the financial services industry. As of December 31, 2022, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies include non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. Loans to mortgage companies were 7% of the C&I portfolio as of December 31, 2022 and 15% of the C&I portfolio as of December 31, 2021. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes balances related to both home purchase and refinance activity. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise; in 2022, rates rose. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In 2022, approximately 73% of the loan originations were home purchases and 27% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 13% of the C&I portfolio as of December 31, 2022 compared to 11% at the end of 2021 and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of December 31, 2022, asset-based lending to consumer finance companies represents approximately $2.0 billion of the finance and insurance component.
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
As of December 31, 2022 and 2021, the C&I portfolio included $76 million and $1.0 billion, respectively, in PPP loans. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL was recorded for PPP loans as of December 31, 2022 and 2021 and for regulatory capital purposes these loans have been assigned a risk weight of zero.
For these loans, there were remaining net lender fees of less than $1 million to be paid to FHN as of December 31, 2022. During 2022, FHN continued to work with its clients that have applied for and received PPP loan forgiveness. Through December 31, 2022, over $5 billion of the original $6 billion in PPP loans originated by FHN and by IBERIABANK prior to the merger had been forgiven by the SBA.
Commercial Real Estate
The CRE portfolio totaled $13.2 billion as of December 31, 2022, a $1.1 billion, or 9%, increase compared to December 31, 2021.
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

72	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

have at least 15% of cost invested in a project before FHN will provide loan funding. Income properties are required to achieve a debt service coverage ratio greater than or equal to 125% at inception or stabilization of the project based on loan amortization and a minimum underwriting interest rate. Some product types that possess a greater risk profile require a higher level of equity, as well as a higher debt service coverage ratio threshold. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties. A global cash flow analysis is performed at the sponsor level. A large minority of the portfolio is on a floating rate basis tied to LIBOR. However, since January 1, 2022, no new loan contracts reference LIBOR, and the existing portfolio of loans tied to LIBOR is being repriced to alternative reference rates.
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
The largest geographical concentrations of CRE balances as of December 31, 2022 were in Florida (25%), Texas (12%), North Carolina (11%), Georgia (10%), Louisiana (9%), and Tennessee (9%), with no other state representing more than 5% of the portfolio. Subcategories of income-producing CRE loans consist of multi-family (27%), office (21%), retail (18%), industrial (16%), hospitality (11%), land/land development (2%), and other (5%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily composed of home equity lines and installment loans. This portfolio totaled $12.3 billion as of December 31, 2022 and $10.8 billion as of December 31, 2021. The largest geographical concentrations of balances in the consumer real estate portfolio as of December 31, 2022 were in Florida (30%), Tennessee (22%), Louisiana (9%), Texas (9%), North Carolina (7%), and New York (5%), with no other state representing more than 5% of the portfolio.
As of December 31, 2022, approximately 88% of the consumer real estate portfolio was in a first lien position. As of December 31, 2022, the weighted average FICO score at origination of this portfolio was 757 and the refreshed FICO scores averaged 754, no significant change from FICO scores of 755 and 754, respectively, as of December 31, 2021. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of December 31, 2022 and 2021, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $42 million and $20 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.0 billion of the consumer real estate portfolio for both December 31, 2022 and December 31, 2021. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of December 31, 2022, approximately 92% of FHN's HELOCs were in the draw period compared to 88% at the end of 2021. Based on when draw periods are scheduled to end per the line agreement, it is expected that $519 million, or 28%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOC's nearing the end of the draw period are closely monitored.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

73	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.11
HELOC DRAW TO REPAYMENT SCHEDULE

	December 31, 2022		December 31, 2021
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$31	2%	$43	2%
13-24	40	2	42	2
25-36	109	6	50	3
37-48	135	7	136	8
49-60	204	11	160	9
>60	1,356	72	1,324	76
Total	$1,875	100%	$1,755	100%

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
Credit Card and Other
The credit card and other consumer loan portfolio totaled $840 million as of December 31, 2022 and $910 million as of December 31, 2021. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $70 million decrease was driven by net repayments.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Notes 1 and 4 of this Report.
The ALLL was $685 million as of December 31, 2022, or 1.18% of total loans and leases, compared to $670 million, or 1.22% of total loans and leases, at the end of 2021. The ACL to total loans and leases ratio decreased to 1.33% as of December 31, 2022 from 1.34% as of December 31, 2021.

74	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consolidated Net Charge-offs
Net charge-offs were $59 million in 2022 compared to $2 million in 2021. As a percentage of average total loans and leases, net charge-offs increased 11 basis points from 2021.
Net charge-offs in the C&I portfolio were $53 million, an increase of $40 million from 2021, driven by higher land and development related charge-offs. Net charge-offs in the commercial real estate portfolio were minimal in both 2022 and 2021.
In the consumer portfolio, net recoveries of $14 million in consumer real estate loans were offset by net charge-offs of $20 million in credit card and other loans. Net recoveries in the consumer portfolio in 2021 were $11 million.
Table 7.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

	December 31
(Dollars in millions)	2022	2021	2020
Allowance for loan and lease losses
C&I	$308	$334	$453
CRE	146	154	242
Consumer real estate	200	163	242
Credit card and other	31	19	26
Total allowance for loan and lease losses	$685	$670	$963

Reserve for remaining unfunded commitments
C&I	$55	$46	$65
CRE	22	12	10
Consumer real estate	10	8	10
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$87	$66	$85

Allowance for credit losses
C&I	$363	$380	$518
CRE	168	166	252
Consumer real estate	210	171	252
Credit card and other	31	19	26
Total allowance for credit losses	$772	$736	$1,048

Period-end loans and leases
C&I	$31,781	$31,068	$33,104
CRE	13,228	12,109	12,275
Consumer real estate	12,253	10,772	11,725
Credit card and other	840	910	1,128
Total period-end loans and leases	$58,102	$54,859	$58,232

ALLL / loans and leases %
C&I	0.97%	1.07%	1.37%
CRE	1.10	1.27	1.97
Consumer real estate	1.63	1.51	2.07
Credit card and other	3.72	2.14	2.34
Total ALLL / loans and leases %	1.18%	1.22%	1.65%

ACL / loans and leases %
C&I	1.14%	1.22%	1.56%
CRE	1.27	1.37	2.05

75	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consumer real estate	1.71	1.59	2.15
Credit card and other	3.72	2.09	2.30
Total ACL / loans and leases %	1.33%	1.34%	1.80%

Net charge-offs (recoveries)
C&I	$53	$13	$120
CRE	—	—	1
Consumer real estate	(14)	(22)	(10)
Credit card and other	20	11	9
Total net charge-offs	$59	$2	$120

Average loans and leases
C&I	$30,969	$32,010	$27,638
CRE	12,722	12,314	8,508
Consumer real estate	11,397	10,969	9,191
Credit card and other	864	1,005	846
Total average loans and leases	$55,952	$56,298	$46,183

Charge-off %
C&I	0.17%	0.04%	0.43%
CRE	—	0.01	0.01
Consumer real estate	NM	NM	NM
Credit card and other	2.39	1.05	1.04
Total charge-off %	0.11%	—%	0.26%

ALLL / net charge-offs
C&I	578%	2,645%	376%
CRE	NM	13,189	43,670
Consumer real estate	NM	NM	NM
Credit card and other	151	185	299
Total ALLL / net charge-offs	1,155%	30,641%	808%

NM - not meaningful
Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis), if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccrual are loans for which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and OREO (excluding OREO from government insured mortgages).
Total NPAs (including NPLs HFS) increased $42 million to $327 million as of December 31, 2022, and the ratio of nonperforming loans to total loans increased 4 basis points to 0.54%. The increase in nonperforming loans was largely driven by the C&I portfolio.

76	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.13
NONPERFORMING ASSETS

	December 31
(Dollars in millions)	2022	2021	2020
Nonperforming loans and leases
C&I	$153	$125	$144
CRE	9	9	58
Consumer real estate	152	138	182
Credit card and other	2	3	2
Total nonperforming loans and leases (a) (c)	$316	$275	$386

Nonperforming loans held-for-sale (a)	$8	$7	$5
Foreclosed real estate and other assets (b)	3	3	15
Total nonperforming assets (a) (b)	$327	$285	$406

Nonperforming loans and leases to total loans and leases
C&I	0.48%	0.40%	0.43%
CRE	0.07	0.08	0.48
Consumer real estate	1.24	1.29	1.56
Credit card and other	0.27	0.31	0.18
Total NPL %	0.54%	0.50%	0.66%

ALLL / NPLs
C&I	202%	268%	315%
CRE	1,554	1,671	415
Consumer real estate	131	118	133
Credit card and other	1,364	699	1,313
Total ALLL / NPLs	217%	244%	249%

(a) Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b) Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled less than $1 million, $1 million, and $2 million at December 31, 2022, 2021, and 2020, respectively.
(c) Under the original terms of the loans, estimated interest income would have been approximately $21 million, $19 million, and $18 million during 2022, 2021 and 2020, respectively

77	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:
Table 7.14
NONPERFORMING ASSETS BY SEGMENT

	December 31
(Dollars in millions)	2022	2021	2020
Nonperforming loans and leases (a) (b)
Regional Banking	$227	$163	$216
Specialty Banking	60	78	117
Corporate	29	34	53
Consolidated	$316	$275	$386

Foreclosed real estate (c)
Regional Banking	$—	$2	$12
Specialty Banking	2	—	1
Corporate	1	1	2
Consolidated	$3	$3	$15

Nonperforming Assets (a) (b) (c)
Regional Banking	$227	$165	$228
Specialty Banking	62	78	118
Corporate	30	35	55
Consolidated	$319	$278	$401

Nonperforming loans and leases to total loans and leases
Regional Banking	0.54%	0.43%	0.54%
Specialty Banking	0.37	0.48	0.68
Corporate	6.28	5.39	5.70
Consolidated	0.54%	0.50%	0.66%

NPA % (d)
Regional Banking	0.55%	0.44%	0.57%
Specialty Banking	0.39	0.48	0.68
Corporate	6.54	5.51	5.87
Consolidated	0.55%	0.51%	0.69%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages of less than $1 million, $1 million, and $5 million as of December 31, 2022, 2021, and 2020, respectively.
(d)Ratio is non-performing assets related to the loan and lease portfolio to total loans plus foreclosed real estate and other assets.

78	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans 90 days or more past due and still accruing were $33 million as of December 31, 2022 compared to $40 million as of
December 31, 2021. Loans 30 to 89 days past due were $105 million as of December 31, 2022 compared to $108 million as of December 31, 2021, largely reflecting lower commercial loan balances past due 30 to 89 days.

Table 7.15
ACCRUING DELINQUENCIES

	December 31
(Dollars in millions)	2022	2021	2020
Accruing loans and leases 30+ days past due
C&I	$61	$58	$15
CRE	11	13	23
Consumer real estate	55	70	69
Credit card and other	11	7	10
Total accruing loans and leases 30+ days past due	$138	$148	$117

Accruing loans and leases 30+ days past due %
C&I	0.19%	0.19%	0.05%
CRE	0.08	0.11	0.19
Consumer real estate	0.44	0.65	0.58
Credit card and other	1.28	0.76	0.87
Total accruing loans and leases 30+ days past due %	0.24%	0.27%	0.20%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$11	$5	$—
CRE	—	—	—
Consumer real estate	18	33	16
Credit card and other	4	2	1
Total accruing loans and leases 90+ days past due	$33	$40	$17

Loans held for sale
30 to 89 days past due (b)	$10	$7	$6
30 to 89 days past due - guaranteed portion (b) (d)	7	2	5
90+ days past due (b)	16	24	12
90+ days past due - guaranteed portion (b) (d)	6	12	10
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio decreased $105 million to $492 million as of December 31, 2022.The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
In addition to PPP loans, other customer support initiatives in response to the COVID-19 pandemic included incremental lending assistance for borrowers through delayed payment programs and fee waivers. To the extent that these loans were past due and had been granted a deferral, they were excluded from loans past due in the

79	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

table above. Customer deferrals were immaterial as of December 31, 2022 and were $84 million and $518 million as of December 31, 2021 and 2020, respectively.
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
Loan modifications made during 2021 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, are excluded from consideration as a TDR, and are therefore excluded from designation as a TDR in the information and discussion that follows. See Note 1 - Significant Accounting Policies and Note 3 – Loans and Leases for further discussion regarding TDRs and loan modifications.
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
Following classification as a TDR, modified loans within the consumer portfolio, which were previously evaluated for

80	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
FHN had $180 million and $206 million in held-for-investment TDRs as of December 31, 2022 and 2021, respectively. For these TDRs, FHN had an allowance for loan and lease losses of $12 million for both periods, including specific reserves, or 7% and 6% of TDR balances, as of December 31, 2022 and 2021, respectively. Additionally, FHN had $30 million and $35 million of HFS loans classified as TDRs as of December 31, 2022 and 2021, respectively.

The following table provides a summary of TDRs for the periods ended December 31, 2022 and 2021.

Table 7.16
TROUBLED DEBT RESTRUCTURINGS

(Dollars in millions)	December 31, 2022	December 31, 2021
Held for investment:
Commercial loans:
Current	$5	$53
Delinquent	—	—
Non-accrual	47	35
Total commercial loans	52	88
Consumer real estate:
Current	$66	$60
Delinquent	4	4
Non-accrual (a)	58	53
Total consumer real estate	128	117
Credit card and other:
Current	—	1
Delinquent	—	—
Non-accrual	—	—
Total credit card and other	—	1
Total held for investment	$180	$206

Held for sale:
Current	$23	$27
Delinquent	6	7
Non-accrual	1	1
Total held for sale	30	35

Total troubled debt restructurings	$210	$241

(a)Balances as of both December 31, 2022 and 2021, include $12 million of discharged bankruptcies.
Deposits
Total deposits of $63.5 billion as of December 31, 2022 decreased $11.4 billion from $74.9 billion as of December 31, 2021 reflecting a continued downward trend from mid-2021 highs driven by excess liquidity associated with the COVID-19 pandemic. Interest-bearing deposits decreased $7.0 billion and noninterest-bearing deposits decreased $4.4 billion. The following tables summarize FHN's total deposits and estimated uninsured total deposits for 2022, 2021, and 2020, as well as the maturities of FHN's uninsured time deposits as of

81	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

December 31, 2022. See Table 7.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.

Table 7.17
DEPOSITS

(Dollars in millions)	2022	Percent of Total	2022 Growth Rate	2021	Percent of Total	2021 Growth Rate	2020	Percent of Total	2020 Growth Rate
Savings	$21,971	35%	(17)%	$26,457	35%	(3)%	$27,324	39%	134%
Time deposits	2,887	4	(18)	3,500	5	(31)	5,070	7	40
Other interest-bearing deposits	15,165	24	(11)	17,055	23	11	15,415	22	77
Total interest-bearing deposits	40,023	63	(15)	47,012	63	(2)	47,809	68	99
Noninterest-bearing deposits	23,466	37	(16)	27,883	37	26	22,173	32	163
Total deposits	$63,489	100%	(15)%	$74,895	100%	7%	$69,982	100%	116%

Table 7.18
ESTIMATED UNINSURED DEPOSITS

	For the Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Uninsured deposits	$30,304	$39,756	$33,057

Table 7.19
UNINSURED TIME DEPOSITS BY MATURITY

(Dollars in millions)	December 31, 2022
Portion of U.S. time deposits in excess of insurance limit	$643
Time deposits otherwise uninsured with a maturity of:
3 months or less	198
Over 3 months through 6 months	147
Over 6 months through 12 months	225
Over 12 months	73
Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $2.8 billion and $2.6 billion as of December 31, 2022 and December 31, 2021, respectively.
Short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies. Trading liabilities fluctuate based on various factors, including levels of trading securities and hedging strategies. Federal funds purchased fluctuates depending on the amount of excess funding of FHN's correspondent bank customers. Balances of securities sold under agreements to repurchase fluctuate based on cost attractiveness relative to FHLB borrowing levels and the ability to pledge securities toward such transactions. See Note 9 - Short-Term Borrowings for additional information.
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.6 billion as of both
December 31, 2022 and December 31, 2021. See Note 10 - Term Borrowings for additional information.

82	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets.
Total equity of $8.5 billion increased $53 million compared to December 31, 2021. Significant changes included net income of $912 million and the issuance of $494 million in Series G preferred stock, which were offset by
$361 million in common and preferred dividends and a $1.1 billion decrease in AOCI.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table 7.20a
REGULATORY CAPITAL DATA

(Dollars in millions)	December 31, 2022	December 31, 2021
FHN shareholders’ equity	$8,252	$8,199
Modified CECL transitional amount (a)	85	114
FHN non-cumulative perpetual preferred	(1,014)	(520)
Common equity tier 1 before regulatory adjustments	$7,323	$7,793
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,658)	(1,711)
Net unrealized (gains) losses on securities available for sale	972	36
Net unrealized (gains) losses on pension and other postretirement plans	269	255
Net unrealized (gains) losses on cash flow hedges	126	(3)
Disallowed deferred tax assets	—	(2)
Other deductions from common equity tier 1	—	(1)
Common equity tier 1	$7,032	$6,367
FHN non-cumulative perpetual preferred (b)	920	426
Qualifying noncontrolling interest—First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,247	$7,088
Tier 2 capital	975	830
Total regulatory capital	$9,222	$7,918
Risk-Weighted Assets
First Horizon Corporation	$69,163	$64,183
First Horizon Bank	68,728	63,601
Average Assets for Leverage
First Horizon Corporation	79,583	87,683
First Horizon Bank	78,923	86,953

83	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.20b
REGULATORY RATIOS & AMOUNTS

	December 31, 2022		December 31, 2021
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.17%	$7,032	9.92%	$6,367
First Horizon Bank	10.77	7,405	10.75%	6,838
Tier 1
First Horizon Corporation	11.92	8,247	11.04	7,088
First Horizon Bank	11.20	7,700	11.22	7,133
Total
First Horizon Corporation	13.33	9,222	12.34	7,918
First Horizon Bank	12.41	8,532	12.41	7,893
Tier 1 Leverage
First Horizon Corporation	10.36	8,247	8.08	7,088
First Horizon Bank	9.76	7,700	8.20	7,133
Other Capital Ratios
Total period-end equity to period-end assets	10.83		9.53
Tangible common equity to tangible assets (c)	7.12		6.73
Adjusted tangible common equity to risk weighted assets (c)	9.35		9.20
(a)    The modified CECL transitional amount is calculated as defined in the final rule issued by the banking regulators on August 26, 2020 and includes the full amount of the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2022.
(b)    The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date.
(c)    Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 7.29.

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
As of December 31, 2022, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank as of December 31, 2022 are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the Tier 1 and Total risk-based regulatory capital ratios increased in 2022 relative to 2021 primarily from the impact of net income less dividends. FHN's Tier 1 Capital and Tier 1 leverage ratios further benefited from the issuance of its Series G preferred stock in February 2022. FHN and First Horizon Bank's risk-based regulatory capital ratios were negatively impacted in 2022 from an increase in risk-weighted assets from December 31, 2021.
During 2023, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Stress Testing
The Economic Growth, Regulatory Relief, and Consumer Protection Act, along with an interagency regulatory statement effectively exempted both FHN and First
Horizon Bank from Dodd-Frank Act stress testing requirements starting in 2018.

84	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For 2022, FHN and First Horizon Bank completed a company run stress test using the Comprehensive Capital Analysis and Review (CCAR) Resubmission scenarios published in February 2022. Results of these tests indicate that both FHN and First Horizon Bank would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2022 CCAR Resubmission Severely Adverse scenario. A summary of those results was posted in the “Events & Presentations” section on FHN’s investor relations website on August 26, 2022. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this report or incorporated herein.
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
General Purchase Program
On January 27, 2021, FHN announced that its Board approved a new $500 million common share purchase program that was to expire on January 31, 2023. On October 26, 2021, FHN announced that the 2021 program had been increased by $500 million and extended to October 31, 2023. The 2021 program is not tied to any compensation plan. Purchases may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases will be subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations.
As of December 31, 2022, $401 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.60, or $16.58 excluding commissions. At current price levels, which have been impacted by the Pending TD Merger since it was announced, management does not currently anticipate purchasing additional shares under this authority.
Table 7.21a
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2022
October 1 to October 31	—	N/A	—	$598,646
November 1 to November 30	—	N/A	—	$598,646
December 1 to December 31	—	N/A	—	$598,646
Total	—	N/A	—

(a)    Represents total costs including commissions paid

Compensation Plans Purchase Program
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs, as well as the renewal of the authorization to purchase shares for use in connection with two compensation plans for which the share purchase authority had expired. The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no options remain outstanding. The shares may be purchased over the option exercise period of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors, including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions, and regulatory restrictions. As of December 31, 2022, the

85	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

maximum number of shares that may be purchased under the program was 23 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2023.
Table 7.21b
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2022
October 1 to October 31	8	$22.91	8	22,518
November 1 to November 30	1	24.34	1	22,517
December 1 to December 31	11	24.83	11	22,506
Total	20	$24.06	20

Risk Management
FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit which exposes FHN to business strategy and reputational, liquidity, market, capital adequacy, operational, compliance, legal, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise-wide risk governance structure and a Risk Appetite Statement approved by the Board, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
FHN’s enterprise-wide risk governance structure begins with the Board. The Board, working with the Risk Committee of the Board, establishes FHN’s risk appetite by approving policies and limits that provide standards for the nature and the level of risk FHN is willing to assume. The Board regularly receives reports on management’s performance against FHN’s risk appetite primarily through the Board’s Risk and Audit Committees.
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

86	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
4.Independent Assurance Functions: Internal Audit, Credit Assurance Services (CAS), Compliance Testing, and Model Validation provide an independent and objective assessment of the design and execution of FHN’s internal control system, including management processes, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and employee actions are in compliance with FHN’s policies and applicable laws and regulations. Internal Audit and CAS report to the Chief Audit Executive, who is appointed by and reports to the Audit Committee of the Board. Internal Audit reports quarterly to the Audit Committee of the Board, while CAS reports quarterly to the Risk Committee of the Board. Compliance Testing and Model Validation report to the Chief Risk Officer and report annually to the Audit Committee of the Board.

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
FHN is exposed to market risk related to the trading securities inventory and loans held for sale maintained by FHN Financial in connection with its fixed income distribution activities. Various types of securities inventory positions are procured for distribution to clients by the sales staff. When these securities settle on a delayed basis, they are considered forward contracts. Refer to the "Determination of Fair Value - Trading securities and trading liabilities" section of Note 23 - Fair Value of Assets and Liabilities, which section is incorporated into this MD&A by this reference.
FHN’s market risk appetite is approved by the Risk Committee of the Board of Directors and executed through management policies and procedures of ALCO and the FHN Financial Risk Committee. These policies contain various market risk limits including, for example,
VaR limits for the trading securities inventory, and individual position limits and sector limits for products with credit risk, among others. Risk measures are computed and reviewed on a daily basis to ensure compliance with market risk management policies.
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

A summary of FHN's VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:

87	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.22
VaR & SVaR MEASURES

	Year Ended December 31, 2022			As of December 31, 2022
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$4	$2	$3
SVaR	5	7	4	6
10-day
VaR	8	11	3	10
SVaR	24	34	18	29

	Year Ended December 31, 2021			As of December 31, 2021
(Dollars in millions)	Mean	High	Low
1-day
VaR	$1	$4	$1	$2
SVaR	4	7	2	5
10-day
VaR	5	21	1	5
SVaR	18	27	11	22
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 7.23
SCHEDULE OF RISKS INCLUDED IN VaR

	As of December 31, 2022		As of December 31, 2021
(Dollars in millions)	1-day	10-day	1-day	10-day
Interest rate risk	$1	$3	$1	$1
Credit spread risk	1	2	1	1

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

88	2022 FORM 10-K ANNUAL REPORT

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
Based on a static balance sheet as of December 31, 2022, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus 200 basis points are estimated to have variances as shown in the table below.
Table 7.24
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-100	(7.4)%
-50	(3.6)%
-25	(1.8)%
+25	1.8%
+50	3.6%
+100	7.0%
+200	11.5%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.2%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.3%. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.

89	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s net interest income had been impacted by the disruption from the COVID-19 pandemic and its variants as well as the low-rate environment. The impact of government stimulus programs and other developments continue to influence net interest income results, although the impacts from these programs have abated.
The yield curve was inverted for much of the last half of 2022, which has continued into early 2023. The inverted yield curve indicates market expectations that short term rates are likely to peak and then decline in future periods. Market participants are divided in their opinions regarding the timing and magnitude of further short term rate increases or subsequent rate cuts. FHN continues to monitor current economic trends and potential exposures closely.
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
The simulation models and related hedging strategies discussed above exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 21 - Derivatives for additional discussion of these instruments.
Capital Risk Management & Adequacy
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and Board policy, and to assure ready access to the capital markets. The Capital & Stress Testing Committee, chaired by the Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, coordinates the annual enterprise-wide stress testing process, and considers other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital & Stress Testing Committee also recommends capital management policies, which are submitted for approval to ALCO and the Risk Committee and the Board as necessary.
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
•Vendor
•Insurance
Management, measurement, and reporting of operational risk are overseen by the Operational Risk, Fiduciary, Financial Governance, FHN Financial Risk, and Strategic Investment Board Committees. Key representatives from the business segments, operating units, and supporting units are represented on these committees as appropriate. These governance committees manage the individual operational risk types across FHN by setting standards, monitoring activity, initiating actions, and reporting exposures and results. Key Committee activities and decisions are reported to the appropriate governance committee or included in the Enterprise Risk Report, a quarterly analysis of risk within the organization that is provided to the Risk Committee. Emphasis is dedicated to

90	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

refinement of processes and tools to aid in measuring and managing material operational risks and providing for a culture of awareness and accountability.
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation as a result of failure to comply with laws, regulations, rules, self-regulatory organization standards, and codes of conduct applicable to FHN’s activities. Management, measurement, and reporting of compliance risk are overseen by the Operational Risk Committee and other key Corporate Governance Committees. Key executives from the business segments, legal, compliance, risk management, and service functions are represented on the Committees. Summary reports of Committee activities and decisions are provided to the appropriate governance committees. Reports include the status of regulatory activities, internal compliance program initiatives, compliance testing and internal audit results and evaluation of emerging compliance risk areas.
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
While the Credit Risk function oversees FHN’s credit risk management, there is significant coordination between the business lines and the Credit Risk function in order to manage FHN’s credit risk and maintain strong asset quality. The Credit Risk function recommends portfolio, industry/sector, and individual client limits to the Risk Committee of the Board for approval. Adherence to these approved limits is vigorously monitored by Credit Risk which provides recommendations to slow or cease lending to the business lines as commitments near established lending limits. Credit Risk also ensures subject matter experts are providing oversight, support and credit approvals, particularly in the specialty lending areas where industry-specific knowledge is required. Management emphasizes general portfolio servicing such that emerging risks are able to be spotted early enough to correct potential deficiencies, prevent further credit deterioration, and mitigate credit losses.
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
All of the above activities are subject to independent review by FHN’s Credit Assurance Services Group. CAS reports to the Chief Audit Executive, who is appointed by and reports to the Audit Committee of the Board, and provides quarterly reports to the Risk Committee of the Board. CAS is charged with providing the Risk Committee of the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.
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

91	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($13.9 billion was available at December 31, 2022), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provides inexpensive, predictable pricing. The ratio of average loans, excluding loans HFS and restricted real estate loans, to average core deposits was 82% on December 31, 2022 and 80% on December 31, 2021.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. In February 2022, FHN issued and sold to TD 4,936 shares of Series G Perpetual Convertible Preferred Stock in a private placement transaction for $494 million. As of December 31, 2022, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $1.0 billion in non-cumulative perpetual preferred stock. As of December 31, 2022, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheet.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recently completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $893 million as of January 1, 2023. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common shareholder, FHN, or to its preferred shareholders without prior regulatory approval. Additionally, a capital conservation buffer must be maintained (as described in the Capital section of this Report) to avoid restrictions on dividends.
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
First Horizon Bank declared and paid common dividends to the parent company in the amount of $435 million in 2022 and $770 million in 2021. In January 2023, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $110 million. First Horizon Bank paid preferred dividends in each quarter of 2022 and 2021 and declared preferred dividends in the first quarter of 2023 which are payable in April 2023.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and

92	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
FHN paid a cash dividend of $0.15 per common share on January 3, 2023. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on January 10, 2023 and $331.25 per Series B preferred share and $165 per Series C preferred share on February 1, 2023. In addition, in January 2023, the Board approved cash dividends per share in the following amounts:
Table 7.25
CASH DIVIDENDS APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	3/17/2023	4/3/2023
Preferred Stock
Series C	$165.00	4/14/2023	5/1/2023
Series D	$305.00	4/14/2023	5/1/2023
Series E	$1,625.00	3/24/2023	4/10/2023
Series F	$1,175.00	3/24/2023	4/10/2023
Although we do not expect the Pending TD Merger to be completed before March 17, 2023 (the common stock record date), if it is, the common stock dividend described above will not be paid.
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
Off-Balance Sheet Arrangements
In the normal course of business, FHN is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. FHN enters into commitments to extend credit to borrowers, including loan commitments, lines of credit, standby letters of credit, and commercial letters of credit. Many of the commitments are expected to expire unused or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements and are not included in the table below. Based on its available liquidity and available borrowing capacity, FHN anticipates it will continue to have sufficient funds to meet its current commitments. See Note 16 - Contingencies and Other Disclosures for more information.
Contractual Obligations
The following table sets forth contractual obligations representing required and potential cash outflows as of December 31, 2022. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

93	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.26
CONTRACTUAL OBLIGATIONS
as of December 31, 2022

	Payments due by period (a)
	Less than	1 year -	3 years -	After 5
(Dollars in millions)	1 year	< 3 years	< 5 years	years	Total
Contractual obligations:
Time deposit maturities (b) (c)	$2,415	$341	$116	$15	$2,887
Short-term borrowings (b) (d)	2,841	—	—	—	2,841
Term borrowings (b) (e)	450	356	—	812	1,618
Annual rental commitments under noncancelable leases (b) (f)	46	86	79	228	439
Purchase obligations	189	118	27	7	341
Total contractual obligations	$5,941	$901	$222	$1,062	$8,126

(a)Excludes a $89 million liability for unrecognized tax benefits as the timing of payment cannot be reasonably estimated.
(b)Amounts do not include interest.
(c)See Note 8 - Deposits for further details.
(d)See Note 9 - Short-term Borrowings for further details.
(e)See Note 10 - Term Borrowings for further details.
(f)See Note 5 - Premises, Equipment and Leases for further details.
Credit Ratings
FHN is currently able to fund a majority of the balance sheet through core deposits, which are generally not as sensitive to FHN’s credit ratings as other types of funding. However, maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such factors as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with certain derivative counterparties as discussed in Note 21 - Derivatives.
The following table provides FHN’s most recent credit ratings:

Table 7.27
CREDIT RATINGS

	Moody's (a)	Fitch (b)
First Horizon Corporation
Overall credit rating: Long-term/Short-term/Outlook	Baa3/--/RUR	BBB/F2/RWP
Long-term senior debt	Baa3	BBB
Subordinated debt (c)	Baa3	BBB-
Junior subordinated debt (c)	Ba1	BB-
Preferred stock	Ba2	BB-
First Horizon Bank
Overall credit rating: Long-term/Short-term/Outlook	Baa3/P-2/RUR	BBB/F2/RWP
Long-term/short-term deposits	A3/P-2	BBB+/F2
Long-term/short-term senior debt (c)	Baa3/P-2	BBB/F2
Subordinated debt	Baa3	BBB-
Preferred stock	Ba2	BB-
FT Real Estate Securities Company, Inc.
Preferred stock	Ba1

94	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.
(a)    Last change in ratings was on May 14, 2015. Outlook changed to ratings under review (“RUR”) for possible upgrade on March 1, 2022; ratings affirmed and outlook maintained on August 23, 2022.
(b)    Last change in ratings was on May 6, 2020. Outlook changed to ratings watch positive (“RWP”) on March 1, 2022; ratings affirmed and outlook maintained on October 18, 2022.
(c)    Ratings are preliminary/implied.

Repurchase Obligations
Prior to September 2008, legacy First Horizon originated loans through its pre-2009 mortgage business, primarily first lien home loans, with the intention of selling them. As discussed in Note 16 - Contingencies and Other Disclosures, FHN's principal remaining exposures for those activities relate to (i) indemnification claims by underwriters, loan purchasers, and other parties which assert that FHN-originated loans caused or contributed to losses which FHN is legally obliged to indemnify, and (ii) indemnification or other claims related to FHN's servicing of pre-2009 mortgage loans.
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
Repurchase and Foreclosure Liability
FHN's repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the
GSEs, as well as other whole loans sold, mortgage insurance cancellations rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $16 million and $17 million as of December 31, 2022 and 2021, respectively.
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

95	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Inflation, Recession, and Federal Reserve Policy
Economic Overview
The year 2022 and 2023 to date was marked by: strong inflation (which began in 2021); the Federal Reserve implementing a "tightening" policy to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; many indicators suggesting near-term recession; continuing supply-chain difficulties impacting many industries; and low unemployment rates. Several aspects of these events were unusual:
•Although the U.S. economy flirted with recession in 2022, it did not officially enter one. Instead, economic growth fluttered above and below zero, ending the year with very modest positive growth.
•Although recessionary expectations in 2022 were high much of the year, those did not translate into large negative shifts in spending or employment. Recessionary expectations remain elevated early in 2023, but the range of expectations, and uncertainty, is wide.
•Historically, while it is common for unemployment to rise only after a recession has begun, it is unusual for unemployment to remain low in the context of the events in 2022. The unemployment rate remains historically very low. With over 11 million job openings reported in the U.S. at the end of 2022, demand for labor remains strong. If recessionary pressures continue to grow, demand for labor eventually will abate. However, as 2022 showed, it is not clear that recessionary expectations will be borne out in 2023 or, if there is a recession, that it will be typical.
Amplifying inflationary pressures and general uncertainties, the Russian military invaded Ukraine in February 2022. A year later, that conflict continues. Much of Europe and the rest of the world, including the U.S., imposed economic sanctions on Russia for its attack, its ongoing military campaign resulting in substantial civilian casualties, and the manner in which it has prosecuted the war which, reportedly, has significantly violated several international conventions and treaties. The war and sanctions resulted in global oil and gas prices rising precipitously in early 2022, along with the prices of several other commodities exported by Russia, Ukraine, or both, including certain grains and vegetable oils. Oil prices have been volatile since then, but have oscillated around much higher price levels than before the war.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and again in January 2023. Recent public comments indicate that further raises will continue in 2023 until inflation is judged to be adequately controlled. The raises in 2022 were 75 and 50 basis points each, which was aggressive by historical standards, while the
January 2023 raise was a more-typical 25 basis points. The Federal Reserve has expressed its intent to bring inflation under control even at the risk of creating, or deepening, an economic recession. By raising rates, the Federal Reserve intends to curb demand in the U.S. for goods and services by making credit more expensive and reducing the amount of borrowed dollars generally. If supplies remain constant, curbing demand should curb inflation eventually.
FHN cannot predict exactly when or how much short-term rates will be raised, nor how market-driven long-term rates will behave, nor how those actions may affect financial markets, during 2023. However, currently FHN expects the Federal Reserve to adhere to its guidance and continue raising short-term rates. More specifically, FHN believes that the inverted yield curve indicates that the market expects short term rates to be near a peak. In contrast, FHN anticipates short term rates will increase in small increments in 2023, and will not start to fall quickly.
Yield Curve
During 2022, the yield curve flattened and modestly inverted at times in the first two quarters, and was inverted much of the last two quarters. Unusual yield curve effects, including inversion, may continue in 2023. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion was sustained for most of the second half of 2022, which is very unusual. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, and expanded during the second two, in all cases very modestly. Moreover, the inflation rate was lower in the second half of the year than in the first. Although second-half U.S. growth was a positive development, and the inflation rate is decelerating, inflation in the U.S. remains persistently high and, therefore, the Federal Reserve is expected to continue to hike interest rates.
Recession expectations in the U.S. were high in 2022 and continue to be elevated in 2023. Traditionally, when people and businesses expect a recession, they often change their behaviors in ways that make recession more likely: they borrow less, spend less, and invest less. Some of those behaviors have started—some companies in some industries have announced layoffs, for example, citing diminished business activities or expectations—but they have not become a broad trend yet.
Market Volatility
As a result of the prospects for recession, coupled with the uncertainties associated with the war in eastern Europe,

96	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

financial markets world-wide were volatile in 2022. Financial asset values broadly fell last year, especially during the second and third quarters. In the U.S., several major stock indices fell more than 20% from their most recent high levels, which conventionally means those indices entered a "bear" market.
Impacts on FHN
In several respects FHN has benefited significantly from rising rates. FHN is likely to continue to benefit as long as the rise in lending rates outpaces the rise in deposit and other funding rates.
However, some of FHN's businesses have been negatively impacted. The general increase in interest rates this year has pushed home mortgage rates in the U.S. higher. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022. If mortgage rates continue to rise, FHN's revenues and earnings from those areas likely will continue to fall substantially compared with 2021. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 due to rising rates coupled with elevated market volatility.
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
Complicating the economic situation in the U.S. is the impact that Federal Reserve policy has had on the value of the U.S. dollar versus many other major currencies. The dollar rose substantially during much of 2022, resulting in: pressure on U.S. exports, which are relatively more expensive; a windfall for imports into the U.S., which are relatively cheaper; and pressure on non-U.S. borrowers of U.S. dollars and international buyers of goods traded mainly using U.S. dollars. The dollar's strength started to abate late in 2022 and continuing into 2023, but resurgence continues to be a risk. Although FHN is not directly and significantly impacted by a strong U.S. dollar, some clients have been and will continue to be. Moreover, other central banks have followed the lead of the Federal Reserve to support their respective currencies. As in the U.S., those tightening actions dampen economic activity and increase the risk of recession in those countries.
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

97	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

select the Board-selected replacement benchmark rate at the cessation of LIBOR.
In December 2022, the Federal Reserve Board issued Regulation ZZ, its final rule to implement the Adjustable Interest Rate (LIBOR) Act.
Alternatives to LIBOR
LIBOR became the market-preferred reference rate because it was perceived by lenders and borrowers as being superior to alternatives in a wide range of circumstances. Now that the origination of LIBOR-indexed loans has ended, no single alternative reference rate has replaced LIBOR for USD transactions. Instead, a number of different reference rates are being used in different circumstances. These include:
•Daily SOFR. The Alternative Reference Rates Committee (“ARRC”) is a group of private-market and financial regulator participants convened by the Federal Reserve Board and the New York Federal Reserve Bank to help ensure a successful transition from USD LIBOR to a more robust reference rate. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative. SOFR resets daily and is based on actual transaction data for the U.S. Treasury repurchase market. Accordingly, SOFR represents a nearly risk-free secured overnight rate.
•CME Term SOFR. Published by CME Group, Term SOFR is a forward-looking rate, with 1-month, 3-month, 6-month and 12-month tenors, and is based on SOFR futures contracts. The ARRC recommended conventions for Term SOFR rates, recommended CME Group as the administrator for Term SOFR, and recommended CME Group's Term SOFR rates. Furthermore, the Federal Reserve Board's Regulation ZZ, issued in December 2022, identifies CME Term SOFR (plus a spread adjustment, as defined in the LIBOR Act) as the Board-selected replacement rate for the purposes of loans that are repriced in accordance with the LIBOR Act upon the June 2023 final cessation of LIBOR.
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
Each alternative reference rate has advantages and disadvantages compared with other alternatives in various circumstances. Despite being supported by the ARRC and being the principal index used in interest rate derivatives in the post-LIBOR environment, Daily SOFR has not gained significant traction among middle market commercial borrowers. When assessing Daily SOFR, some borrowers have observed that the adoption of a rate with a daily reset introduces operational complexities, including changes to the loan's interest calculation and billing cycle. By contrast, CME Term SOFR is a rate that: 1) like LIBOR, has rate reset tenors of monthly or longer and 2) like Daily SOFR, carries the endorsement of the ARRC. For these reasons, CME Term SOFR has gained traction among many middle market commercial borrowers.
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
FHN is monitoring the credit sensitive reference rates and regulatory guidance around use of such rates. Additionally, FHN expects that each financial contract will contain fallback language to guide transition from a credit sensitive rate to an alternative should that action be deemed necessary in the future. Thus far, the use of credit sensitive alternative reference rates by FHN and its clients has been limited.
FHN's Actions to Date & Transition Plans
Starting in 2019, FHN modernized the fallback language used in its loan documentation to better handle how

98	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
For all products, FHN developed a go-to-market strategy which included pricing considerations, associate training, and client communications. All required systems, processes, and reporting were updated to accommodate the transition. FHN ceased origination of new contracts tied to LIBOR on December 31, 2021.
In addition, FHN has established a LIBOR Transition Office to assist associates in working with their clients to re-negotiate terms of loan and derivative contracts that extend past the June 30, 2023 cessation date for the remaining USD LIBOR tenors noted above. Since November 2021, FHN bankers have been amending the pricing of existing LIBOR-based commercial loans via a rate change at the time of loan renewal or via amendments to the loan documents to change the benchmark rate. Additionally, FHN bankers and FHNF derivatives marketers are amending interest rate derivative contracts whose tenors extend beyond the June 30, 2023 final cessation date of LIBOR.
While FHN has exposure to LIBOR in various contracts (e.g. securities, derivatives), FHN's primary exposure to LIBOR is in floating rate loans to customers and derivative contracts issued to customers through FHN Financial. Below is a summary of these exposures as of December 31, 2022:
Table 7.28
LIBOR EXPOSURES

(Dollars in billions)	As of December 31, 2022	Mature after June 2023
Commercial loans (a)	$9	$9
Consumer loans (a)	3	3
Customer swaps (b)	5	5

(a) Amounts represent outstanding loan balances as of December 31, 2022.
(b) FHN has entered into offsetting upstream transactions with dealers to offset its market risk exposure.
Financial Accounting Aspects
In 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides several optional expedients and exceptions to ease the potential burden in accounting for reference rate reform. The scope of ASU 2020-04 was expanded in 2021 with ASU 2021-01, "Scope". Refer to the Accounting Changes With Extended Transition Periods section of Note 1 - Significant Accounting Policies for additional information.
In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848" which extends the transition window for ASU 2020-04 from December 31, 2022 to December 31, 2024, consistent with key USD LIBOR tenors continuing to be published through June 30, 2023.
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

99	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

and extent of loss events that are expected to occur prior to the end of a loan’s and lease's estimated life.
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
Selection and weighting of macroeconomic forecasts are the most significant inputs in quantitative ALLL calculations. Due to the sensitivity of the ALLL determination to macroeconomic forecasts, changes in those forecasts can result in materially different results between reporting periods. In the determination of the ALLL as of December 31, 2022, FHN utilized Moody's Baseline, S1 (more favorable) and S2 (adverse) scenarios for the calculation of the ALLL. FHN placed the most weight on Moody's Baseline scenario but also included weightings for S1 and S2 scenarios, primarily to reflect the uncertainty of macroeconomic forecasts associated with high inflation and the Federal Reserve's response with higher interest rates, international and domestic supply-chain issues, and labor challenges. All of these factors contribute to an increased likelihood of recession in 2023.
Due to the dynamic relationship of macroeconomic inputs in modeling calculations, quantifying the effects of changing individual inputs is highly challenging. Additionally, management applies judgment in developing qualitative adjustments that are considered necessary to appropriately reflect elements of credit risk that are not captured in the quantitative model results. To provide some hypothetical sensitivity analysis, FHN prepared two alternate quantitative calculations, applying 100% weighting to Moody's Baseline and S2 (adverse) scenarios. These hypothetical calculations resulted in a 2% reduction and 9% increase, respectively, in ALLL in comparison to the ALLL recorded at December 31, 2022, inclusive of qualitative adjustments that are affected by the weighting of forecast scenarios.
See Note 1 - Significant Accounting Policies and Note 4 - Allowance for Credit Losses for detail regarding FHN’s processes, models, and methodology for determining the ALLL.
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

100	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
See Note 14 - Income Taxes for additional information including discussion of valuation allowances related to deferred tax assets and the potential impact of unrecognized tax benefits on future earnings.
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
See Note 16 - Contingencies and Other Disclosures for additional information regarding FHN's existing material contingent liabilities, including those with and without loss accruals, and discussion of reasonably possible loss amounts for pending litigation matters.
Accounting Changes
Refer to Note 1 – Significant Accounting Policies for a detail of accounting changes with extended transition periods and accounting changes issued but not currently effective, which section is incorporated into this MD&A by this reference.
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
The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, tangible book value per common share, and loans and leases excluding PPP loans. Table 7.29 appearing in

101	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:
Table 7.29
NON-GAAP TO GAAP RECONCILIATION

(Dollars in millions; shares in thousands)	2022	2021	2020
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$2,392	$1,994	$1,662
Plus: Noninterest income (GAAP)	815	1,076	1,492
Total Revenues (GAAP)	3,207	3,070	3,154
Less: Noninterest expense (GAAP)	1,953	2,096	1,718
Pre-provision Net Revenue (Non-GAAP)	$1,254	$974	$1,436
Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$8,547	$8,494	$8,307
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	1,014	520	470
(B) Total common equity	7,238	7,679	7,542
Less: Goodwill and other intangible assets (GAAP) (b)	1,745	1,809	1,865
(C) Tangible common equity (Non-GAAP)	5,493	5,870	5,677
Less: Unrealized gains (losses) on AFS securities, net of tax	(972)	(36)	108
(D) Adjusted tangible common equity (Non-GAAP)	$6,465	$5,906	$5,569
Tangible Assets (Non-GAAP)
(E) Total assets (GAAP)	$78,953	$89,092	$84,209
Less: Goodwill and other intangible assets (GAAP) (b)	1,745	1,809	1,865
(F) Tangible assets (Non-GAAP)	$77,208	$87,283	$82,344
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,579	$8,479	$6,609
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	935	506	297
(G) Total average common equity	7,349	7,678	6,017
Less: Average goodwill and other intangible assets (GAAP) (b)	1,777	1,836	1,696
(H) Average tangible common equity (Non-GAAP)	$5,572	$5,842	$4,321
Net Income Available to Common Shareholders
(I) Net income available to common shareholders	$868	$962	$822
Risk Weighted Assets
(J) Risk weighted assets (c)	$69,163	$64,183	$63,140

102	2022 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Period-end shares outstanding
(K) Period-end shares outstanding	537,101	533,577	555,031
Ratios
(A)/(E) Total period-end equity to period-end assets (GAAP)	10.83%	9.53%	9.86%
(C)/(F) Tangible common equity to tangible assets (Non-GAAP)	7.12	6.73	6.89
(D)/(J) Adjusted tangible common equity to risk weighted assets (Non-GAAP)	9.35	9.20	8.82
(I)/(G) Return on average common equity (GAAP)	11.81	12.53	13.66
(I)/(H) Return on average tangible common equity (Non-GAAP)	15.58	16.46	19.03
(B)/(K) Book value per common share (GAAP)	$13.48	$14.39	$13.59
(C)/(K) Tangible book value per common share (Non-GAAP)	$10.23	$11.00	$10.23
Loans and leases excluding PPP loans (Non-GAAP)
Commercial loans and leases excluding PPP loans	$44,933	$42,139	$41,327
PPP loans	76	1,038	4,052
Total commercial loans and leases	45,009	43,177	45,379
Total consumer loans	13,093	11,682	12,853
Total loans and leases	$58,102	$54,859	$58,232
(a)Included in total equity on the Consolidated Balance Sheets.
(b)Includes goodwill and other intangible assets, net of amortization.
(c)Defined by and calculated in conformity with bank regulations applicable to FHN.

103	2022 FORM 10-K ANNUAL REPORT

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is incorporated herein by reference to: 2022 MD&A (Item 7), which begins on page 58 of this report; Note 21—Derivatives, which begins on page 176 of this report; and Note 22—Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, which begins on page 183 of this report. Within 2022 MD&A, these sections are especially pertin ent to this Item 7A: Market Risk Management and Interest Rate Risk Management which begin, respectively, on pages 87 and 89 of this report. Notes 21 and 22 are part of our 2022 Financial Statements (Item 8).

104	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS
Item 8.    Financial Statements and Supplementary Data

TABLE OF ITEM 8 TOPICS

105	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS

106	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	MANAGEMENT REPORT ON ICOFR
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
Management assessed the effectiveness of First Horizon Corporation’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that First Horizon Corporation maintained effective internal control over financial reporting as of December 31, 2022.
KPMG LLP, the independent registered public accounting firm that audited First Horizon Corporation's financial statements, issued an audit report on First Horizon Corporation’s internal control over financial reporting. That report appears on the following page.

107	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON ICOFR
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Horizon Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
Memphis, Tennessee
March 1, 2023

108	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Horizon Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses for loans collectively evaluated for impairment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2022 was $685 million, of which a portion related to the allowance for loan losses for loans collectively evaluated for impairment (the collective ALLL). The collective ALLL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ALLL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. The expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure at default (EAD), including

109	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
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

We identified the assessment of the collective ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ALLL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALLL methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions, which included the selection of the economic forecast scenarios and the weighting of each economic scenario. The assessment also included the evaluation of certain qualitative adjustments and their significant assumptions. The significant assumptions are sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALLL estimate, including controls over the:

•assessment of the collective ALLL methodology

•performance monitoring of the PD, LGD and prepayment models

•continued use and appropriateness of changes to the PD, LGD, and prepayment models, including the significant assumptions used in the PD, LGD, and prepayment models

•selection of the economic scenarios and the weighting of each economic scenario

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

We evaluated the Company’s process to develop the collective ALLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ALLL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast scenarios and the weighting applied to each scenario by comparing to the Company’s business environment and relevant industry practices

110	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
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
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
March 1, 2023

111	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED BALANCE SHEETS
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Cash and due from banks	$1,061	$1,147
Interest-bearing deposits with banks	1,384	14,907
Federal funds sold and securities purchased under agreements to resell	482	641
Trading securities	1,375	1,601
Securities available for sale at fair value	8,836	8,707
Securities held to maturity (fair value of $1,209 and $705, respectively)	1,371	712
Loans held for sale (including $51 and $258 at fair value, respectively)	590	1,172
Loans and leases	58,102	54,859
Allowance for loan and lease losses	(685)	(670)
Net loans and leases	57,417	54,189
Premises and equipment	612	665
Goodwill	1,511	1,511
Other intangible assets	234	298
Other assets	4,080	3,542
Total assets	$78,953	$89,092

Liabilities
Noninterest-bearing deposits	$23,466	$27,883
Interest-bearing deposits	40,023	47,012
Total deposits	63,489	74,895
Trading liabilities	335	426
Short-term borrowings	2,506	2,124
Term borrowings	1,597	1,590
Other liabilities	2,479	1,563
Total liabilities	70,406	80,598

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 31,686 and 26,750 shares, respectively	1,014	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 537,100,615 and 533,576,766 shares, respectively	336	333
Capital surplus	4,840	4,743
Retained earnings	3,430	2,891
Accumulated other comprehensive loss, net	(1,368)	(288)
FHN shareholders' equity	8,252	8,199
Noncontrolling interest	295	295
Total equity	8,547	8,494
Total liabilities and equity	$78,953	$89,092

See accompanying notes to consolidated financial statements.

112	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions, except per share data; shares in thousands)	2022	2021	2020
Interest income
Interest and fees on loans and leases	$2,292	$1,957	$1,722
Interest and fees on loans held for sale	39	33	30
Interest on investment securities	198	121	105
Interest on trading securities	58	30	35
Interest on other earning assets	96	17	6
Total interest income	2,683	2,158	1,898
Interest expense
Interest on deposits	184	81	152
Interest on trading liabilities	12	6	6
Interest on short-term borrowings	23	5	14
Interest on term borrowings	72	72	64
Total interest expense	291	164	236
Net interest income	2,392	1,994	1,662
Provision for credit losses	95	(310)	503
Net interest income after provision for credit losses	2,297	2,304	1,159
Noninterest income
Fixed income	205	406	423
Deposit transactions and cash management	171	175	148
Brokerage, management fees and commissions	92	88	66
Card and digital banking fees	84	78	60
Mortgage banking and title income	68	154	129
Other service charges and fees	54	44	26
Trust services and investment management	48	51	39
Securities gains (losses), net	18	13	(6)
Purchase accounting gain	—	(1)	533
Other income	75	68	74
Total noninterest income	815	1,076	1,492
Noninterest expense
Personnel expense	1,101	1,210	1,033
Net occupancy expense	128	137	116
Computer software	113	116	85
Operations services	87	80	56
Legal and professional fees	62	68	84
Contract employment and outsourcing	54	67	24
Amortization of intangible assets	51	56	40
Advertising and public relations	50	37	18
Equipment expense	45	47	42
Communications and delivery	37	37	31
Contributions	7	14	41
Impairment of long-lived assets	—	34	7
Other expense	218	193	141
Total noninterest expense	1,953	2,096	1,718

113	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME

Income before income taxes	1,159	1,284	933
Income tax expense	247	274	76
Net income	$912	$1,010	$857
Net income attributable to noncontrolling interest	12	11	12
Net income attributable to controlling interest	$900	$999	$845
Preferred stock dividends	32	37	23
Net income available to common shareholders	$868	$962	$822
Basic earnings per share	$1.62	$1.76	$1.90
Diluted earnings per share	$1.53	$1.74	$1.89
Weighted average common shares	535,033	546,354	432,125
Diluted average common shares	566,004	551,241	433,717

See accompanying notes to consolidated financial statements.

114	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2022	2021	2020
Net income	$912	$1,010	$857
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(937)	(144)	77
Net unrealized gains (losses) on cash flow hedges	(129)	(10)	9
Net unrealized gains (losses) on pension and other postretirement plans	(14)	6	13
Other comprehensive income (loss)	(1,080)	(148)	99
Comprehensive income (loss)	(168)	862	956
Comprehensive income attributable to noncontrolling interest	12	11	12
Comprehensive income (loss) attributable to controlling interest	$(180)	$851	$944
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(302)	$(46)	$25
Net unrealized gains (losses) on cash flow hedges	(42)	(3)	3
Net unrealized gains (losses) on pension and other postretirement plans	(5)	2	3

See accompanying notes to consolidated financial statements.

115	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Sock
(Dollars in millions, except per share data; shares in thousands)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2019	1,000	$96	311,469	$195	$2,931	$1,798	$(239)	$295	$5,076
Adjustment to reflect adoption of ASU 2016-13	—	—	—	—	—	(96)	—	—	(96)
Beginning balance, as adjusted	1,000	96	311,469	195	2,931	1,702	(239)	295	4,980
Net income	—	—	—	—	—	845	—	12	857
Other comprehensive income (loss)	—	—	—	—	—	—	99	—	99
Comprehensive income (loss)	—	—	—	—	—	845	99	12	956
Cash dividends declared:
Preferred stock	—	—	—	—	—	(23)	—	—	(23)
Common stock ($0.60 per share)	—	—	—	—	—	(263)	—	—	(263)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	144	—	—	—	—	—	—	144
Common stock repurchased (b)	—	—	(426)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,726	—	7	—	—	—	7
Issued in business combination	23,750	230	243,015	152	2,115	—	—	—	2,497
Stock-based compensation expense	—	—	—	—	32	—	—	—	32
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(12)	(12)
Other (c)	—	—	(753)	—	(7)	—	—	—	(7)
Balance, December 31, 2020	26,250	470	555,031	347	5,074	2,261	(140)	295	8,307
Net income	—	—	—	—	—	999	—	11	1,010
Other comprehensive income (loss)	—	—	—	—	—	—	(148)	—	(148)
Comprehensive income (loss)	—	—	—	—	—	999	(148)	11	862
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(332)	—	—	(332)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	145	—	—	—	—	—	—	145
Call of preferred stock	(1,000)	(95)	—	—	—	(5)	—	—	(100)
Common stock repurchased (b)	—	—	(25,063)	(16)	(400)	—	—	—	(416)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,609	2	26	—	—	—	28
Stock-based compensation expense	—	—	—	—	43	—	—	—	43
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2021	26,750	520	533,577	333	4,743	2,891	(288)	295	8,494
Net income	—	—	—	—	—	900	—	12	912
Other comprehensive income (loss)	—	—	—	—	—	—	(1,080)	—	(1,080)
Comprehensive income (loss)	—	—	—	—	—	900	(1,080)	12	(168)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(329)	—	—	(329)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494	—	—	—	—	—	—	494
Common stock repurchased (b)	—	—	(577)	—	(12)	—	—	—	(12)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	4,101	3	34	—	—	—	37
Stock-based compensation expense	—	—	—	—	75	—	—	—	75
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(12)	(12)
Balance, December 31, 2022	31,686	$1,014	537,101	$336	$4,840	$3,430	$(1,368)	$295	$8,547
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)2021 and 2020 include $401 million and $4 million, respectively, repurchased under share repurchase programs.
(c)Represents shares canceled in connection with the resolution of remaining CBF dissenters' appraisal process and to cover taxes on the IBKC equity compensation grants that automatically vested as part of the merger.

See accompanying notes to consolidated financial statements.

116	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS
Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2022	2021	2020
Operating Activities
Net income	$912	$1,010	$857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	95	(310)	503
Deferred income tax expense (benefit)	91	—	(18)
Depreciation and amortization of premises and equipment	59	61	52
Amortization of intangible assets	51	56	40
Net other amortization and accretion	(11)	(67)	(30)
Net decrease in trading securities	2,120	1,824	1,912
Net (increase) decrease in derivatives	524	412	(223)
Purchase accounting gain	—	1	(533)
Stock-based compensation expense	75	43	32
Securities (gains) losses, net	(18)	(13)	6
Loss on debt extinguishment	—	26	—
Net (gains) losses on sale/disposal of fixed assets	(1)	29	8
(Gain) loss on BOLI	(9)	(8)	(5)
Gain on sale of mortgage servicing rights	(12)	—	—
Gain on sale of title services business	(22)	—	—
Loans held for sale:
Purchases and originations	(3,728)	(6,644)	(4,710)
Gross proceeds from settlements and sales	2,310	4,451	2,907
(Gain) loss due to fair value adjustments and other	107	(205)	(81)
Other operating activities, net	(232)	75	(545)
Total adjustments	1,399	(269)	(685)
Net cash provided by operating activities	2,311	741	172
Investing Activities
Proceeds from sales of securities available for sale	—	68	629
Proceeds from maturities of securities available for sale	1,351	2,771	4,099
Purchases of securities available for sale	(2,767)	(3,736)	(4,740)
Purchases of securities held to maturity	(712)	(720)	—
Proceeds from prepayments of securities held to maturity	55	17	—
Proceeds from sales of premises and equipment	18	42	12
Purchases of premises and equipment	(28)	(53)	(58)
Proceeds from BOLI	22	22	12
Net (increase) decrease in loans and leases	(3,224)	3,509	(819)
Net (increase) decrease in interest-bearing deposits with banks	13,523	(6,556)	(6,187)
Cash received for acquisitions, net	—	—	2,071
Other investing activities, net	75	19	14
Net cash provided by (used in) investing activities	8,313	(4,617)	(4,967)
Financing Activities
Common stock:
Stock options exercised	36	28	7
Cash dividends paid	(324)	(333)	(222)
Repurchase of shares	(12)	(416)	(4)
Cancellation of common shares	—	—	(7)
Preferred stock issuance	494	145	144
Call of preferred stock	—	(100)	—

117	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash dividends paid - preferred stock - noncontrolling interest	(11)	(11)	(12)
Cash dividends paid - preferred stock	(32)	(33)	(17)
Net increase (decrease) in deposits	(11,406)	4,919	7,143
Net increase (decrease) in short-term borrowings	382	(75)	(1,529)
Increases (decreases) in term borrowings	4	(108)	(327)
Net cash provided by (used in) financing activities	(10,869)	4,016	5,176
Net increase (decrease) in cash and cash equivalents	(245)	140	381
Cash and cash equivalents at beginning of period	1,788	1,648	1,267
Cash and cash equivalents at end of period	$1,543	$1,788	$1,648
Supplemental Disclosures
Total interest paid	$280	$170	$261
Total taxes paid	20	258	105
Total taxes refunded	7	30	36
Transfer from loans to OREO	3	4	2
Transfer from loans HFS to trading securities	1,893	2,232	1,742
Transfer from loans to loans HFS	—	31	9
See accompanying notes to consolidated financial statements.

118	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Upon the terms and subject to the conditions set forth in the TD Merger Agreement, each share of FHN common stock, par value $0.625 per share, (“Company Common Stock”), issued and outstanding immediately prior to the effective time of the First Holding Company Merger (the “First Effective Time”) will be converted into the right to receive $25.00 (USD) per share in cash, without interest. Because the transaction did not close on or before November 27, 2022, shareholders will receive an additional $0.65 per share of Company Common Stock on an annualized basis (or approximately 5.4 cents per month) for the period from November 28, 2022 through the day immediately prior to the closing.
Each outstanding share of FHN’s preferred stock, series B, C, D, E and F, will remain issued and outstanding in connection with the First Holding Company Merger. If TD elects to effect the Second Holding Company Merger, at the effective time of the Second Holding Company Merger, each outstanding share of FHN’s preferred stock will be converted into a share of a newly created, corresponding series of preferred stock of TD-US having terms as described in the TD Merger Agreement.
Following the completion of the First Holding Company Merger, at such time as determined by TD, First Horizon Bank and TD Bank, N.A., a national banking association (“TDBNA”) will merge, with TDBNA surviving as a subsidiary of TD-US (the “Bank Merger” and together with the Holding Company Mergers, the “Pending TD Merger”).
The Pending TD Merger is subject to customary closing conditions, including approvals from U.S. and Canadian regulatory authorities. On February 9, 2023, FHN and TD agreed to extend the outside date to May 27, 2023. Subsequent to the extension, TD recently informed FHN that TD does not expect that the necessary regulatory approvals will be received in time to complete the Pending TD Merger by May 27, 2023, and that TD cannot provide a new projected closing date at this time. TD has initiated discussions with FHN regarding a potential further extension of the outside date. There can be no assurance that an extension will ultimately be agreed or that TD will satisfy all regulatory requirements so that the regulatory approvals required to complete the Pending TD Merger will be received.
FHN's shareholders approved the merger on May 31, 2022. Merger and integration expenses related to the Pending TD Merger are recorded in FHN’s Corporate segment. Expenses recognized during the year ended December 31, 2022 were $87 million.
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

119	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Mortgage Banking and Title Income
Mortgage banking and title income includes mortgage servicing income, title income, mortgage loan originations and sales, derivative settlements, as well as any changes in fair value recorded on mortgage loans and derivatives. Mortgage banking income from 1) sale of loans, 2) settlement of derivatives, 3) changes in fair value of loans, derivatives and servicing rights and 4) servicing of loans are not within the scope of revenue from contracts with customers. Prior to the sale of this business during 2022, title income was earned when FHN fulfilled its performance obligation at the point in time when the services were completed.
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
Contract Balances
As of December 31, 2022, accounts receivable related to products and services on non-interest income were $6 million. For the year ended December 31, 2022, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2022. Credit risk is assessed on these accounts receivable each reporting period and the amount of estimated uncollectible receivables is not material.
Transaction Price Allocated to Remaining Performance Obligations
For the year ended December 31, 2022, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
Refer to Note 19 - Business Segment Information for a reconciliation of disaggregated revenue by major product line and reportable segment.

120	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Statements of Cash Flows
For purposes of these statements, cash and due from banks, federal funds sold, and securities purchased under agreements to resell are considered cash and cash equivalents. Federal funds are usually sold for one-day periods, and securities purchased under agreements to resell are short-term, highly liquid investments.
Interest-Bearing Deposits With Banks
Interest-bearing deposits with banks primarily consist of funds on deposit with the Federal Reserve and collateral posted with derivative counterparties. Interest is earned at overnight rates.
Debt Investment Securities
Debt securities that may be sold prior to maturity are classified as AFS and are carried at fair value. The unrealized gains and losses on debt securities AFS, including securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Statements of Comprehensive Income. Debt securities which management has the intent and ability to hold to maturity are reported at amortized cost. Interest only strips were classified in securities AFS and valued at elected fair value in periods prior to October 1, 2021 at which time they were transferred to trading securities. See Note 23 - Fair Value of Assets and Liabilities for additional information. Realized gains and losses (i.e., from sales) for debt investment securities are determined by the specific identification method and reported in noninterest income.
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
FHN has elected to exclude accrued interest receivable from the fair value and amortized cost basis on debt securities when assessing whether these securities have experienced credit impairment. Additionally, FHN has elected to not measure an allowance for credit losses on AIR for debt securities based on its policy to write off uncollectible interest in a timely manner, which generally occurs when delinquency reaches no more than 90 days for all security types. Any such write offs are recognized as a reduction of interest income. AIR for debt securities is included within other assets in the Consolidated Balance Sheets.
Equity Investment Securities
Equity securities are classified in other assets. Banks organized under state law may apply to be members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank. Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed. FRB and FHLB stock are recorded at cost and are subject to impairment reviews. FHN's subsidiary, First Horizon Bank, was a state member bank throughout 2022.
Other equity investments primarily consist of mutual funds which are marked to fair value through earnings. Smaller balances of equity investments without a readily determinable fair value are recorded at cost minus impairment with adjustments through earnings for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Federal Funds Sold and Purchased
Federal funds sold and purchased represent unsecured overnight funding arrangements between participants in the Federal Reserve system primarily to assist banks in meeting their regulatory cash reserve requirements. Federal Funds Sold are evaluated for credit risk each reporting period. Due to the short duration of each transaction and the history of no credit losses, no credit loss has been recognized.
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

121	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Securities purchased under agreements to resell and securities borrowing arrangements are evaluated for credit risk each reporting period. As presented in Note 22 - Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, these agreements are collateralized by the related securities and collateral maintenance provisions with counterparties, including replenishment and adjustment on a transaction specific basis. This collateral includes both the securities collateral for each transaction as well as offsetting securities sold under agreements to repurchase with the same counterparty. Given the history of no credit losses and collateralized nature of these transactions, no credit loss has been recognized.
Loans Held for Sale
Loans originated or purchased for which management lacks the intent to hold are included in loans held for sale in the Consolidated Balance Sheets. FHN generally accounts for loans held for sale at the lower of amortized cost or market value, with an exception for certain mortgage loans held for sale and repurchased loans that are not governmentally insured which are accounted for under the fair value option of reporting.
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

122	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
For consumer loans, the timing of a full or partial charge-off generally depends on the loan type and delinquency status. Generally, for the consumer real estate segment, a loan will be either partially or fully charged-off when it becomes 180 days past due. At this time, if the collateral value does not support foreclosure, balances are fully charged-off and other avenues of recovery are pursued. If the collateral value supports foreclosure, the loan is charged-down to net realizable value (collateral value less estimated costs to sell) and is placed on nonaccrual status. For residential real estate loans discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the fair value of the collateral position is assessed at the time FHN is made aware of the discharge and the loan is charged down to the net realizable value (collateral value less estimated costs to sell). Within the credit card and other portfolio segment, credit cards are normally charged-off upon reaching 180 days past due while other non-real estate consumer loans are charged-off or partially charged-off upon reaching 120 days past due.
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

123	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Allowance for Credit Losses
The nature of the process by which FHN determines the appropriate ACL requires the exercise of considerable judgment. The ACL is determined in accordance with ASC 326-20 "Financial Instruments - Credit Losses" which was adopted on January 1, 2020. See Note 4 - Allowance for Credit Losses for a discussion of FHN’s ACL methodology and a description of the models utilized in the estimation process for the commercial and consumer loan portfolios.
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

124	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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

125	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. FHN has elected to present its derivative assets and liabilities gross on the Consolidated Balance Sheets. Amounts of collateral posted or received have not been netted with the related derivatives unless the collateral amounts are considered legal settlements of the related derivative positions. See Note 21 - Derivatives for discussion on netting of derivatives.
FHN prepares written hedge documentation, identifying the risk management objective and designating the derivative instrument as a fair value hedge or cash flow hedge as applicable, or as a free-standing derivative instrument entered into as an economic hedge or to meet clients’ needs. All transactions designated as ASC 815 hedges must be assessed at inception and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair value or cash flows of the hedged item. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. For fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of effectiveness is recorded to the same financial statement line item (e.g., interest expense) used to present the earnings effect of the hedged item. For cash flow hedges, the entire fair value change of the hedging instrument that is included in the assessment of hedge effectiveness is initially recorded in other comprehensive income and later recycled into earnings as the hedged transaction(s) affect net income with the income statement effects recorded in the same financial statement line item used to present the earnings effect of the hedged item (e.g., interest income). For free-standing derivative instruments, changes in fair values are recognized currently in earnings. See Note 21 - Derivatives for additional information.
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

126	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Lease income for operating leases is recognized over the life of the lease, generally on a straight-line basis. Lease incentives and initial direct costs are capitalized and amortized over the estimated life of the lease. Lease income is not significant for any reporting periods and is classified as a reduction of net occupancy expense in the Consolidated Statements of Income.
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
Advertising and Public Relations
Advertising and public relations costs are generally expensed as incurred.
Income Taxes
FHN accounts for income taxes using the asset and liability method pursuant to ASC 740, “Income Taxes,” which

127	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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

128	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
the fair value of the phantom stock award for each reporting period.
Repurchase and Foreclosure Provision
The repurchase and foreclosure provision is the charge to earnings necessary to maintain the liability at a level that reflects management’s best estimate of losses associated with the repurchase of loans previously transferred in whole loans sales or securitizations, or make whole requests as of the balance sheet date. See Note 16 - Contingencies and Other Disclosures for discussion related to FHN’s obligations to repurchase such loans.
Legal Costs
Generally, legal costs are expensed as incurred. Costs related to equity issuances are netted against capital surplus. Costs related to debt issuances are included in debt issuance costs that are recorded within term borrowings.
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
Accounting Changes With Extended Transition Periods
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides several optional expedients and exceptions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The provisions of ASU 2020-04 primarily affect 1) contract modifications (e.g., loans, leases, debt, and derivatives) made in anticipation that a reference rate (e.g., LIBOR) will be discontinued and 2) the application of hedge accounting for existing relationships affected by those modifications. The provisions of ASU 2020-04 are effective upon release and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Including the adoption of ASU 2022-06 (discussed below), the expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.
FHN has identified contracts affected by reference rate reform and developed modification plans for those contracts. FHN has elected to utilize the optional

129	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848" which extends the transition window for ASU 2020-04 from December 31, 2022 to December 31, 2024, consistent with key USD LIBOR tenors continuing to be published through June 30, 2023.
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
ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. For the transition method related to the recognition and measurement of TDRs, FHN has the option to apply a modified retrospective transition, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Otherwise, provisions in this ASU will be applied prospectively. Effective January 1, 2023, FHN elected the modified retrospective transition method which resulted in a reduction in ALLL of $6 million and an increase to retained earnings of $4 million, net of tax.

130	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following table summarizes FHN’s investment securities as of December 31, 2022 and 2021:
Table 8.2.1
INVESTMENT SECURITIES

	December 31, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,457	$1	$(695)	$4,763
Government agency issued CMO	2,682	—	(369)	2,313
Other U.S. government agencies	1,325	—	(162)	1,163
States and municipalities	658	1	(62)	597
Total securities available for sale (a)	$10,122	$2	$(1,288)	$8,836

Securities held to maturity:
Government agency issued MBS	$897	$—	$(109)	$788
Government agency issued CMO	474	—	(53)	421
Total securities held to maturity	$1,371	$—	$(162)	$1,209

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2021
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,062	$42	$(49)	$5,055
Government agency issued CMO	2,296	8	(47)	2,257
Other U.S. government agencies	861	4	(15)	850
States and municipalities	535	11	(1)	545
Total securities available for sale (a)	$8,754	$65	$(112)	$8,707

Securities held to maturity:
Government agency issued MBS	$509	$—	$(5)	$504
Government agency issued CMO	203	—	(2)	201
Total securities held to maturity	$712	$—	$(7)	$705

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

131	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of December 31, 2022 is provided below:
Table 8.2.2
DEBT SECURITIES PORTFOLIO MATURITIES

	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$43	$43
After 1 year through 5 years	—	—	120	115
After 5 years through 10 years	—	—	394	354
After 10 years	—	—	1,426	1,248
Subtotal	—	—	1,983	1,760
Government agency issued MBS and CMO (a)	1,371	1,209	8,139	7,076
Total	$1,371	$1,209	$10,122	$8,836

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains on sales of AFS securities for the years ended December 31, 2022, 2021 and 2020 were insignificant. Gross losses on sales of AFS securities were insignificant for the years ended December 31, 2022, and 2021, and $4 million for the year ended 2020. Cash proceeds from sales of AFS securities were insignificant for 2022 and were $68 million and $629 million for 2021 and 2020, respectively.
The following table provides information on investments within the available-for-sale portfolio that had unrealized losses as of December 31, 2022 and 2021:
Table 8.2.3
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,314	$(249)	$2,350	$(446)	$4,664	$(695)
Government agency issued CMO	1,104	(123)	1,209	(246)	2,313	(369)
Other U.S. government agencies	643	(67)	424	(95)	1,067	(162)
States and municipalities	493	(48)	54	(14)	547	(62)
Total	$4,554	$(487)	$4,037	$(801)	$8,591	$(1,288)

	As of December 31, 2021
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,973	$(41)	$184	$(8)	$3,157	$(49)
Government agency issued CMO	1,436	(37)	248	(10)	1,684	(47)
Other U.S. government agencies	459	(11)	90	(4)	549	(15)
States and municipalities	68	(1)	—	—	68	(1)
Total	$4,936	$(90)	$522	$(22)	$5,458	$(112)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of
AFS debt securities was $32 million and $23 million as of December 31, 2022 and 2021, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt

132	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
securities with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million and $1 million as of December 31, 2022 and 2021, respectively. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of December 31, 2022 and 2021. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $79 million and $70 million at December 31, 2022 and 2021, respectively. The year-to-date 2022 and 2021 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized losses of $11 million and unrealized gains of $3 million and $7 million were recognized during 2022, 2021 and 2020, respectively, for equity investments with readily determinable fair values.

133	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
Note 3—Loans and Leases
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of December 31, 2022 and 2021, excluding accrued interest of $226 million and $134 million, respectively, which is included in other assets in the Consolidated Balance Sheets.
Table 8.3.1
LOANS AND LEASES BY PORTFOLIO SEGMENT

	December 31,
(Dollars in millions)	2022	2021
Commercial:
Commercial and industrial (a) (b)	$29,523	$26,550
Loans to mortgage companies	2,258	4,518
Total commercial, financial, and industrial	31,781	31,068
Commercial real estate	13,228	12,109
Consumer:
HELOC	2,028	1,964
Real estate installment loans	10,225	8,808
Total consumer real estate	12,253	10,772
Credit card and other	840	910
Loans and leases	$58,102	$54,859
Allowance for loan and lease losses	(685)	(670)
Net loans and leases	$57,417	$54,189

(a)Includes equipment financing leases of $1.1 billion and $792 million, respectively, as of December 31, 2022 and 2021.
(b) Includes PPP loans fully guaranteed by the SBA of $76 million and $1.0 billion as of December 31, 2022 and 2021.

Restrictions
Loans and leases with carrying values of $38.3 billion and $36.6 billion were pledged as collateral for borrowings at December 31, 2022 and 2021, respectively.
Concentrations of Credit Risk
Most of the FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of December 31, 2022, FHN had loans to mortgage companies of $2.3 billion and loans to finance and insurance companies of $4.1 billion. As a result, 20% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

134	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of December 31, 2022 and 2021:
Table 8.3.2
C&I PORTFOLIO

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$5,856	$4,040	$1,980	$2,099	$1,229	$3,710	$2,258	$9,165	$371	$30,708
Special Mention (PD grade 13)	19	63	19	141	9	90	—	126	—	467
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	54	51	38	67	124	—	134	97	606
Total C&I loans	$5,916	$4,157	$2,050	$2,278	$1,305	$3,924	$2,258	$9,425	$468	$31,781

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$7,372	$3,576	$3,439	$1,455	$1,193	$2,267	$4,518	$6,386	$13	$30,219
Special Mention (PD grade 13)	25	39	50	48	36	43	—	100	4	345
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	24	61	67	103	24	48	—	129	48	504
Total C&I loans	$7,421	$3,676	$3,556	$1,606	$1,253	$2,358	$4,518	$6,615	$65	$31,068

(a)LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    Includes PPP loans.
Table 8.3.3
CRE PORTFOLIO

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,637	$3,324	$1,488	$1,855	$808	$2,565	$274	$20	$12,971
Special Mention (PD grade 13)	—	3	3	37	68	5	1	—	117
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	4	12	50	31	31	11	—	140
Total CRE loans	$2,638	$3,331	$1,503	$1,942	$907	$2,601	$286	$20	$13,228

135	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$3,441	$2,065	$2,514	$929	$691	$1,822	$204	$—	$11,666
Special Mention (PD grade 13)	4	26	52	125	20	65	—	—	292
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	47	—	24	3	33	32	12	—	151
Total CRE loans	$3,492	$2,091	$2,590	$1,057	$744	$1,919	$216	$—	$12,109

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

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of December 31, 2022 and 2021. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.
Table 8.3.4
CONSUMER REAL ESTATE PORTFOLIO

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$2,154	$1,847	$819	$523	$278	$1,294	$1,297	$63	$8,275
FICO score 720-739	292	246	116	98	34	238	183	18	1,225
FICO score 700-719	242	206	93	55	35	226	142	22	1,021
FICO score 660-699	214	137	90	55	62	278	192	23	1,051
FICO score 620-659	21	24	25	41	20	105	47	9	292
FICO score less than 620	15	19	32	12	23	256	16	16	389
Total	$2,938	$2,479	$1,175	$784	$452	$2,397	$1,877	$151	$12,253

136	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to term loans	Total
FICO score 740 or greater	$1,594	$1,156	$825	$473	$394	$1,335	$1,086	$115	$6,978
FICO score 720-739	236	171	109	61	44	209	162	21	1,013
FICO score 700-719	143	112	81	68	45	153	141	23	766
FICO score 660-699	164	131	120	106	44	246	204	44	1,059
FICO score 620-659	42	36	55	23	13	118	66	27	380
FICO score less than 620	26	84	42	32	45	272	42	33	576
Total	$2,205	$1,690	$1,232	$763	$585	$2,333	$1,701	$263	$10,772

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of December 31, 2022 and 2021.
Table 8.3.5
CREDIT CARD & OTHER PORTFOLIO

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$36	$14	$10	$10	$4	$25	$291	$6	$396
FICO score 720-739	3	2	2	1	—	4	30	1	43
FICO score 700-719	3	3	1	1	—	4	33	1	46
FICO score 660-699	3	2	1	1	2	7	30	1	47
FICO score 620-659	1	3	1	—	—	3	18	—	26
FICO score less than 620	7	6	6	10	7	71	174	1	282
Total	$53	$30	$21	$23	$13	$114	$576	$10	$840

	December 31, 2021
(Dollars in millions)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$56	$35	$29	$23	$13	$56	$200	$11	$423
FICO score 720-739	14	5	4	3	4	17	46	3	96
FICO score 700-719	8	5	4	4	3	17	42	1	84
FICO score 660-699	25	6	5	6	4	31	98	2	177
FICO score 620-659	4	3	2	4	3	18	22	1	57
FICO score less than 620	24	3	3	4	4	16	18	1	73
Total	$131	$57	$47	$44	$31	$155	$426	$19	$910

137	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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

The following table reflects accruing and non-accruing loans and leases by class on December 31, 2022 and 2021:
Table 8.3.6
ACCRUING & NON-ACCRUING LOANS & LEASES

	December 31, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,309	$50	$11	$29,370	$64	$10	$79	$153	$29,523
Loans to mortgage companies	2,258	—	—	2,258	—	—	—	—	2,258
Total commercial, financial, and industrial	31,567	50	11	31,628	64	10	79	153	31,781
Commercial real estate:
CRE (b)	13,208	11	—	13,219	7	—	2	9	13,228
Consumer real estate:
HELOC (c)	1,967	12	5	1,984	32	4	8	44	2,028
Real estate installment loans (d)	10,079	25	13	10,117	56	5	47	108	10,225
Total consumer real estate	12,046	37	18	12,101	88	9	55	152	12,253
Credit card and other:
Credit card	287	5	4	296	—	—	—	—	296
Other	540	2	—	542	1	—	1	2	544
Total credit card and other	827	7	4	838	1	—	1	2	840
Total loans and leases	$57,648	$105	$33	$57,786	$160	$19	$137	$316	$58,102

138	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2021
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$26,367	$53	$5	$26,425	$97	$1	$27	$125	$26,550
Loans to mortgage companies	4,518	—	—	4,518	—	—	—	—	4,518
Total commercial, financial, and industrial	30,885	53	5	30,943	97	1	27	125	31,068
Commercial real estate:
CRE (b)	12,087	13	—	12,100	6	1	2	9	12,109
Consumer real estate:
HELOC (c)	1,906	7	6	1,919	34	2	9	45	1,964
Real estate installment loans (d)	8,658	30	27	8,715	44	3	46	93	8,808
Total consumer real estate	10,564	37	33	10,634	78	5	55	138	10,772
Credit card and other:
Credit card	292	2	2	296	—	—	—	—	296
Other	608	3	—	611	1	—	2	3	614
Total credit card and other	900	5	2	907	1	—	2	3	910
Total loans and leases	$54,436	$108	$40	$54,584	$182	$7	$86	$275	$54,859

(a)    $147 million and $99 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2022 and 2021, respectively.
(b)    $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for both 2022 and 2021.
(c)    $5 million and $7 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2022 and 2021, respectively.
(d)    $7 million and $50 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2022 and 2021, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of December 31, 2022 and 2021, FHN had commercial loans with amortized cost of approximately $124 million and $120 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $116 million and $8 million, respectively, at December 31, 2022. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the years ended December 31, 2022 and 2021, FHN recognized total charge-offs of approximately $10 million and $26 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $7 million and
$26 million, respectively, as of December 31, 2022, and $7 million and $20 million, respectively, as of December 31, 2021. Charge-offs were $2 million for collateral-dependent consumer loans during the year ended December 31, 2022, and were $1 million during the year ended December 31, 2021.
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

139	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
Commercial loan TDRs are typically modified through forbearance agreements which could include reduced interest rates, reduced payments, release of guarantor, or entering into short sale agreements.
Modifications for consumer loans are generally structured using parameters of U.S. government-sponsored programs. For HELOC and real estate installment loans, TDRs are typically modified by an interest rate reduction and a possible maturity date extension to reach an affordable housing debt-to-income ratio. Despite the absence of a loan modification, the discharge of personal liability through bankruptcy proceedings is considered a concession. As a result, FHN classifies all non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy as nonaccruing TDRs.
For the credit card portfolio, TDRs are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for six months to one year. In the credit card workout program, borrowers are granted a rate reduction to 0% and a term extension for up to five years.
On December 31, 2022 and 2021, FHN had $180 million and $206 million of portfolio loans classified as TDRs, respectively. Additionally, $30 million and $35 million of loans held for sale as of December 31, 2022 and 2021, respectively, were classified as TDRs. Loan modifications that were made during the year ended December 31, 2021 that met the TDR relief provisions outlined in either the CARES Act, as extended by the CAA, or revised Interagency Guidance, have been excluded from consideration as TDRs and therefore are excluded from these disclosures.
The following table presents the end of period balance for loans modified in a TDR during the years ended December 31, 2022 and 2021:
Table 8.3.7
LOANS MODIFIED IN A TDR

	2022			2021
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	6	$30	$24	32	$37	$34
CRE	1	1	1	1	12	10
HELOC	98	7	7	25	3	3
Real estate installment loans	181	41	41	87	14	14
Credit card and other	81	12	12	51	—	—
Total TDRs	367	$91	$85	196	$66	$61

The following table presents TDRs which re-defaulted during 2022 and 2021, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.
Table 8.3.8
LOANS MODIFIED IN A TDR THAT RE-DEFAULTED

	2022		2021
(Dollars in millions)	Number	Recorded Investment	Number	Recorded Investment
C&I	5	$—	18	$5
CRE	—	—	6	19
HELOC	22	1	1	—
Real estate installment loans	54	15	9	5
Credit card and other	17	—	4	—
Total TDRs	98	$16	38	$29

140	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
The expected loan losses are the product of multiplying FHN’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure as default (EAD), including amortization and prepayment assumptions, on an undiscounted basis. FHN uses models or assumptions to develop the expected loss forecasts, which incorporate multiple macroeconomic forecasts over a four-year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, generally incorporating loan grades for commercial loans. As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN uses qualitative adjustments where current loan characteristics or current or forecasted economic conditions differ from historical periods.
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. As described in Note 3 - Loans and Leases, loans are grouped generally by product type and significant loan portfolios are assessed for credit losses using analytical or statistical models. The quantitative component utilizes economic forecast information as its foundation, and is primarily based on analytical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. The ACL is also affected by qualitative factors that FHN considers to reflect current judgment of various events and risks that are not measured in the quantitative calculations, including alternative economic forecasts.
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the year ended December 31, 2022 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The ACL balance as of December 31, 2022 as compared to December 31, 2021 reflects the impact of loan growth and deterioration in the macroeconomic forecast. In developing credit loss estimates for its loan and lease portfolios, FHN utilized three Moody’s forecast scenarios for its macroeconomic inputs. As of December 31, 2022, FHN's scenario selection process focused on key economic drivers such as unemployment and economic activity including recession risk. Risks considered include: the effects of inflation, rising interest rates, supply chain disruptions, labor/wage constraints, and international conflict. FHN selected one scenario as its base case, which was the Moody's baseline growth scenario. The heaviest weight was placed on the base case forecast, which assumed positive real GDP growth over the forecast horizon. Lower weightings were applied to more positive and more negative macroeconomic scenarios.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for December 31, 2022, 2021 and 2020:

141	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Table 8.4.1
ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(62)	(1)	(5)	(25)	(93)
Recoveries	9	1	19	5	34
Provision for loan and lease losses	27	(8)	23	32	74
Balance as of December 31, 2022	308	146	200	31	685

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	46	12	8	—	66
Provision for unfunded lending commitments	9	10	2	—	21
Balance as of December 31, 2022	55	22	10	—	87

Allowance for credit losses as of December 31, 2022	$363	$168	$210	$31	$772

Allowance for loan and lease losses:
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(34)	(5)	(5)	(15)	(59)
Recoveries	21	5	27	4	57
Provision for loan and lease losses	(106)	(88)	(101)	4	(291)
Balance as of December 31, 2021	334	154	163	19	670

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	65	10	10	—	85
Provision for unfunded lending commitments	(19)	2	(2)	—	(19)
Balance as of December 31, 2021	46	12	8	—	66

Allowance for credit losses as of December 31, 2021	$380	$166	$171	$19	$736

Allowance for loan and lease losses
Balance as of January 1, 2020	$123	$36	$28	$13	$200
Adoption of ASU 2016-13	19	(7)	93	2	107
Balance as of January 1, 2020, as adjusted	142	29	121	15	307
Charge-offs (b)	(129)	(5)	(8)	(14)	(156)
Recoveries	9	4	18	5	36
Initial allowance on loans purchased with credit deterioration (b)	138	100	44	5	287
Provision for loan and lease losses (c)	293	114	67	15	489
Balance as of December 31, 2020	453	242	242	26	963

Reserve for remaining unfunded commitments:
Balance as of January 1, 2020	4	2	—	—	6
Adoption of ASU 2016-13	17	1	6	—	24
Balance as of January 1, 2020, as adjusted	21	3	6	—	30
Initial reserve on loans acquired	12	26	3	—	41
Provision for unfunded lending commitments	32	(19)	1	—	14
Balance as of December 31, 2020	65	10	10	—	85

Allowance for credit losses as of December 31, 2020	$518	$252	$252	$26	$1,048
(a)    C&I loans as of December 31, 2022, 2021 and 2020 include $76 million, $1.0 billion, and $4.1 billion in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
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

142	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
Note 5—Premises, Equipment, and Leases
Premises and equipment were comprised of the following at December 31, 2022 and 2021:
Table 8.5.1
PREMISES & EQUIPMENT

(Dollars in millions)	December 31, 2022	December 31, 2021
Land	$163	$163
Buildings	544	543
Leasehold improvements	82	74
Furniture, fixtures, and equipment	277	276
Fixed assets held for sale (a)	1	16
Total premises and equipment	1,067	1,072
Less accumulated depreciation and amortization	(455)	(407)
Premises and equipment, net	$612	$665

(a) Primarily comprised of land and buildings.

In 2022 and 2021, FHN recognized less than $1 million and $37 million, respectively, of fixed asset impairments and lease abandonment charges related to branch closures which were included in other expense on the Consolidated Statements of Income. In 2022 and 2021, FHN had $1 million and $6 million, respectively, of net gains related to the sales of bank branches which was included in other income on the Consolidated Statements of Income.
First Horizon as Lessee
FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.
The following table provides details of the classification of FHN's right-of-use assets and lease liabilities included in the Consolidated Balance Sheets.
Table 8.5.2
RIGHT-OF-USE ASSETS & LEASE LIABILITIES

(Dollars in millions)		December 31, 2022	December 31, 2021
Lease right-of-use assets:	Classification
Operating lease right-of-use assets	Other assets	$331	$345
Finance lease right-of-use assets	Other assets	3	3
Total lease right-of-use assets		$334	$348

Lease liabilities:
Operating lease liabilities	Other liabilities	$367	$382
Finance lease liabilities	Other liabilities	4	4
Total lease liabilities		$371	$386

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of December 31, 2022 and 2021.
Table 8.5.3
REMAINING LEASE TERMS
& DISCOUNT RATES

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Terms
Operating leases	12.22 years	12.37 years
Finance leases	9.83 years	10.61 years
Weighted Average Discount Rate
Operating leases	2.69%	2.35%
Finance leases	2.62%	2.85%

143	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
The following table provides a detail of the components of lease expense and other lease information for the years ended December 31, 2022, 2021, and 2020:
Table 8.5.4
LEASE EXPENSE &
OTHER INFORMATION

(Dollars in millions)	2022	2021	2020
Lease cost
Operating lease cost	$47	$48	$39
Sublease income	(2)	(1)	(1)
Total lease cost	$45	$47	$38

Other information
(Gain) loss on right-of-use asset impairment - operating leases	$1	$3	$6

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	50	53	41

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	31	19	216
Finance leases	—	—	2
The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of December 31, 2022:
Table 8.5.5
LEASE LIABILITY MATURITIES

(Dollars in millions)	December 31, 2022
2023	$46
2024	44
2025	42
2026	40
2027	39
2028 and thereafter	228
Total lease payments	439
Less lease liability interest	(68)
Total lease liability	$371

FHN had no aggregate undiscounted contractual obligations for lease arrangements that have not commenced as of December 31, 2022.
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
FHN’s portfolio of direct financing and sales-type leases contains terms of 18 months to 23 years, some of which contain options to extend the lease for various periods of time and/or to purchase the equipment subject to the lease at various points in time. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, FHN expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of FHN’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.
The components of the Company’s net investment in leases as of December 31, 2022 and 2021 were as follows:
Table 8.5.6
LEASE NET INVESTMENTS

(Dollars in millions)	December 31, 2022	December 31, 2021
Lease receivable	$984	$729
Unearned income	(198)	(135)
Guaranteed residual	121	97
Unguaranteed residual	153	102
Total net investment	$1,060	$793

Interest income for direct financing or sales-type leases totaled $34 million, $26 million, and $11 million for the years ended December 31, 2022, 2021, and 2020, respectively. There was no profit or loss recognized at the commencement date for direct financing or sales-type leases for the years ended December 31, 2022, 2021, and 2020.

144	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
Maturities of the Company's lease receivables as of December 31, 2022 were as follows:
Table 8.5.7
LEASE RECEIVABLE MATURITIES

(Dollars in millions)	December 31, 2022
2023	$185
2024	160
2025	140
2026	112
2027	85
2028 and thereafter	$302
Total future minimum lease payments	$984

145	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
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
FHN performed the required annual goodwill impairment test as of October 1, 2022. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that a subsequent interim test was not necessary.
As further discussed in Note 19 - Business Segment Information, FHN reorganized its management reporting structure during 2020 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the reorganization, management reallocated goodwill to the new reporting units using a relative fair value approach.
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
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of December 31, 2022:
Table 8.6.1
GOODWILL

(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2019	$802	$631	$1,433
Additions	78	—	78
December 31, 2020	$880	$631	$1,511
Additions	—	—	—
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
December 31, 2022	$880	$631	$1,511

Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:
Table 8.6.2
OTHER INTANGIBLE ASSETS

	December 31, 2022			December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(171)	$200	$371	$(128)	$243
Client relationships	32	(13)	19	37	(11)	26
Other (a)	27	(12)	15	41	(12)	29
Total	$430	$(196)	$234	$449	$(151)	$298

(a)Includes noncompete covenants and purchased credit card intangible assets. Also includes title plant intangible assets and state banking licenses which are not subject to amortization.

Amortization expense was $51 million, $56 million, and $40 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table shows the aggregated amortization expense estimated, as of December 31, 2022, for the next five years:
Table 8.6.3
ESTIMATED AMORTIZATION EXPENSE

(Dollars in millions)
2023	$47
2024	44
2025	38
2026	33
2027	29

146	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 7—MORTGAGE BANKING ACTIVITY
Note 7—Mortgage Banking Activity
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
Prior to the IBKC merger, FHN’s mortgage banking operations were not significant. At December 31, 2022, FHN had approximately $39 million of loans that remained from pre-2009 Mortgage Business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2022, 2021, and 2020, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale for the years ended December 31, 2022, 2021, and 2020:
Table 8.7.1
MORTGAGE LOAN ACTIVITY

(Dollars in millions)	2022	2021	2020
Balance at beginning of period	$250	$409	$4
Acquired	—	—	320
Originations and purchases	1,275	2,836	2,499
Sales, net of gains	(1,481)	(3,025)	(2,405)
Mortgage loans transferred from (to) held for investment	—	30	(9)
Balance at end of period	$44	$250	$409

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.
Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. Mortgage servicing rights had the following carrying values as of the period indicated.
Table 8.7.2
MORTGAGE SERVICING RIGHTS

	December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$21	$(5)	$16
	December 31, 2021
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$39	$(9)	$30

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of December 31, 2022 and 2021. Total mortgage servicing fees included in mortgage banking and title income were $4 million for the years ended December 31, 2022 and 2021 and $2 million for the year ended December 31, 2020. Mortgage servicing rights with a net carrying amount of $21 million were sold during 2022 resulting in a gain of $12 million for the year ended December 31, 2022 which is included in mortgage banking and title income on the Consolidated Statements of Income.

147	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 8—DEPOSITS
Note 8—Deposits
The composition of deposits is presented in the following table:
Table 8.8.1
DEPOSITS

(Dollars in millions)	2022	2021
Savings	$21,971	$26,457
Time deposits	2,887	3,500
Other interest-bearing deposits	15,165	17,055
Total interest-bearing deposits	40,023	47,012
Noninterest-bearing deposits	23,466	27,883
Total deposits	$63,489	$74,895

Time deposits in denominations that exceed the FDIC insurance limit of $250,000 at December 31, 2022 and 2021 were $936 million and $859 million, respectively. Of those deposits, $643 million and $515 million were uninsured as of December 31, 2022 and 2021, respectively.
Scheduled maturities of time deposits as of December 31, 2022 were as follows:
Table 8.8.2
TIME DEPOSIT MATURITIES

(Dollars in millions)
2023	$2,415
2024	260
2025	81
2026	63
2027	53
2028 and after	15
Total	$2,887

148	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 9—SHORT-TERM BORROWINGS
Note 9—Short-Term Borrowings
A summary of short-term borrowings for the years 2022, 2021 and 2020 is presented in the following table:
Table 8.9.1
SHORT-TERM BORROWINGS

(Dollars in millions)	Trading Liabilities	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
2022
Average balance	$480	$699	$881	$229
Year-end balance	335	400	1,013	1,093
Maximum month-end outstanding	700	1,023	1,211	1,093
Average rate for the year	2.56%	1.56%	0.77%	2.26%
Average rate at year-end	3.67%	4.40%	2.19%	4.30%
2021
Average balance	$540	$949	$1,235	$124
Year-end balance	426	775	1,247	102
Maximum month-end outstanding	685	1,037	1,615	146
Average rate for the year	1.11%	0.12%	0.30%	0.09%
Average rate at year-end	1.62%	0.10%	0.11%	0.08%
2020
Average balance	$457	$862	$1,109	$626
Year-end balance	353	845	1,187	166
Maximum month-end outstanding	983	1,487	1,661	4,061
Average rate for the year	1.24%	0.34%	0.50%	0.84%
Average rate at year-end	0.77%	0.10%	0.26%	0.09%

Federal funds purchased and securities sold under agreements to repurchase generally have maturities of less than 90 days. Trading liabilities, which represent short positions in securities, are generally held for less than 90 days. Other short-term borrowings have original maturities of one year or less. On December 31, 2022, fixed income trading securities with a fair value of $10 million were pledged to secure other short-term borrowings.

149	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Note 10—Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. The following table presents information pertaining to term borrowings as of December 31, 2022 and 2021:
Table 8.10.1
TERM BORROWINGS

(Dollars in millions)	2022	2021
First Horizon Bank:
Subordinated notes (a)
Maturity date – May 1, 2030 - 5.75%	$448	$447
Other collateralized borrowings - Maturity date – December 22, 2037
5.07% on December 31, 2022 and 0.50% on December 31, 2021 (b)	87	87
Other collateralized borrowings - SBA loans (c)	3	6
First Horizon Corporation:
Senior notes
Maturity date – May 26, 2023 - 3.55%	450	448
Maturity date – May 26, 2025 - 4.00%	349	349
Junior subordinated debentures (d)
Maturity date - June 28, 2035 - 6.45% on December 31, 2022 and 1.88% on December 31, 2021	3	3
Maturity date - December 15, 2035 - 6.14% on December 31, 2022 and 1.57% on December 31, 2021	18	18
Maturity date - March 15, 2036 - 6.17% on December 31, 2022 and 1.60% on December 31, 2021	9	9
Maturity date - March 15, 2036 - 6.31% on December 31, 2022 and 1.74% on December 31, 2021	12	12
Maturity date - June 30, 2036 - 6.05% on December 31, 2022 and 1.54% on December 31, 2021	27	27
Maturity date - July 7, 2036 - 5.63% on December 31, 2022 and 1.67% on December 31, 2021	18	18
Maturity date - June 15, 2037 - 6.42% on December 31, 2022 and 1.85% on December 31, 2021	52	52
Maturity date - September 6, 2037 - 6.16% on December 31, 2022 and 1.61% on December 31, 2021	9	9
Notes payable - New market tax credit investments; 7 to 35 year term, 0.93% to 4.95%	66	59
FT Real Estate Securities Company, Inc.:
Cumulative preferred stock (e)
Maturity date – March 31, 2031 – 9.50%	46	46
Total	$1,597	$1,590

(a)Qualifies for Tier 2 capital under the risk-based capital guidelines for First Horizon Bank as well as First Horizon Corporation up to certain limits for minority interest capital instruments.
(b)Secured by trust preferred loans.
(c)Collateralized borrowings associated with SBA loan sales that did not meet sales criteria. The loans have remaining terms of 3 to 10 years. These borrowings had a weighted average interest rate of 5.13% and 4.10% on December 31, 2022 and 2021, respectively.
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

150	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Annual principal repayment requirements as of December 31, 2022 are as follows:
Table 8.10.2

ANNUAL PRINCIPAL REPAYMENT SCHEDULE

(Dollars in millions)
2023	$450
2024	6
2025	350
2026	—
2027 and after	812

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

151	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 11—PREFERRED STOCK
Note 11—Preferred Stock
FHN Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:
Table 8.11.1
PREFERRED STOCK

								December 31,
(Dollars in millions)								2022	2021
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount

Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	4,936	494	494	—
						31,686	$1,032	$1,014	$520

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

On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock is convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including closing of the Pending TD Merger or termination of the TD Merger Agreement. Conversion occurs at a fixed rate of 5,574.136 shares of common stock for each share of Series G Convertible Preferred Stock, or 4,000 shares of common stock if regulatory approval of the Pending TD Merger is not obtained. For more information on the impact of the convertible features on diluted earnings per share, see Note 15 - Earnings Per Share.
The Series G Convertible Preferred Stock is redeemable at FHN's option, in whole or in part, on or after February 28, 2027. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur. The $494 million carrying value of the Series G Convertible Preferred Stock currently qualifies as Tier 1 Capital. Dividends are payable only in certain circumstances if the TD Merger Agreement is terminated before the shares are converted into common stock. See Pending Merger within Note 1 - Significant Accounting Policies beginning on page 119 for further information.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A
Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three month LIBOR plus 0.85% or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On December 31, 2022 and 2021, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At December 31, 2022, the Class B Preferred Shares partially qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

152	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS
Note 12—Regulatory Capital and Restrictions
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
Management believes that, as of December 31, 2022, FHN and First Horizon Bank met all capital adequacy requirements to which they were subject. As of December 31, 2022, First Horizon Bank was classified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based, Common Equity Tier 1 and Tier 1 Leverage ratios as set forth in the following table. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum ratios as set forth in the following table. FHN and First Horizon Bank are also subject to a 2.5% capital conservation buffer which is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
The actual capital amounts and ratios of FHN and First Horizon Bank are presented in the following table.
Table 8.12.1
CAPITAL AMOUNTS & RATIOS

(Dollars in millions)	First Horizon Corporation		First Horizon Bank
	Amount	Ratio	Amount	Ratio
On December 31, 2022
Actual:
Total Capital	$9,222	13.33%	$8,532	12.41%
Tier 1 Capital	8,247	11.92	7,700	11.20
Common Equity Tier 1	7,032	10.17	7,405	10.77
Leverage	8,247	10.36	7,700	9.76

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,533	8.00	5,498	8.00
Tier 1 Capital	4,150	6.00	4,124	6.00
Common Equity Tier 1	3,112	4.50	3,093	4.50
Leverage	3,183	4.00	3,157	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			6,873	10.00
Tier 1 Capital			5,498	8.00
Common Equity Tier 1			4,467	6.50
Leverage			3,946	5.00
On December 31, 2021
Actual:
Total Capital	$7,918	12.34%	$7,893	12.41%
Tier 1 Capital	7,088	11.04	7,133	11.22
Common Equity Tier 1	6,367	9.92	6,838	10.75
Leverage	7,088	8.08	7,133	8.20

153	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,135	8.00	5,088	8.00
Tier 1 Capital	3,851	6.00	3,816	6.00
Common Equity Tier 1	2,888	4.50	2,862	4.50
Leverage	3,507	4.00	3,478	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			6,360	10.00
Tier 1 Capital			5,088	8.00
Common Equity Tier 1			4,134	6.50
Leverage			4,348	5.00
Restrictions on cash and due from banks
Effective March 26, 2020, the Fed reduced its reserve requirement to zero, and as a result, on December 31, 2022 and 2021, First Horizon Bank was not required to maintain cash reserves.
Restrictions on dividends
Cash dividends are paid by FHN from its assets, which are mainly provided by dividends from its subsidiaries. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, or advances. As of December 31, 2022, First Horizon Bank had undivided profits of $2.7 billion, of which a limited amount was available for distribution to FHN as dividends without prior regulatory approval. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an amount equal to First Horizon Bank's retained net income for the two most recent completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules, First Horizon Bank’s total amount available for dividends was $893 million at January 1, 2023. First Horizon Bank declared and paid common dividends to the parent company in the amount of $435 million in 2022 and $770 million in 2021. During 2022 and 2021, First Horizon Bank declared and paid dividends on its preferred stock according to the payment terms of its issuances as noted in Note 11 - Preferred Stock.
The payment of cash dividends by FHN and First Horizon Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Furthermore, the Federal Reserve generally requires insured banks and bank holding companies to pay dividends only out of current operating earnings.
Restrictions on intercompany transactions
Under current Federal banking laws, First Horizon Bank may not enter into covered transactions with any affiliate including the parent company and certain financial subsidiaries in excess of 10% of the bank’s capital stock and surplus, as defined, or $876 million, on December 31, 2022. Covered transactions include a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, and the acceptance of securities issued by the affiliate as collateral for any loan or extension of credit. The equity investment, including retained earnings, in certain of a bank’s financial subsidiaries is also treated as a covered transaction. On December 31, 2022: the parent company had no covered transactions from First Horizon Bank; and 840 Denning LLC, a parent company subsidiary, had a covered transaction of $2 million. Two of the bank’s financial subsidiaries, FHN Financial Securities Corp. and First Horizon Advisors, Inc., had covered transactions from First Horizon Bank totaling $402 million and $55 million, respectively. In addition, the aggregate amount of covered transactions with all affiliates, as defined, is limited to 20% of the bank’s capital stock and surplus, as defined, or $1.8 billion, on December 31, 2022. First Horizon Bank’s total covered transactions with all affiliates including the parent company on December 31, 2022 were $459 million.

154	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 13—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Note 13—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2022, 2021, and 2020:
Table 8.13.1
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2019	$31	$3	$(273)	$(239)
Net unrealized gains (losses)	74	15	3	92
Amounts reclassified from AOCI	3	(6)	10	7
Other comprehensive income (loss)	77	9	13	99
Balance as of December 31, 2020	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(144)	(3)	(2)	(149)
Amounts reclassified from AOCI	—	(7)	8	1
Other comprehensive income (loss)	(144)	(10)	6	(148)
Balance as of December 31, 2021	$(36)	$2	$(254)	$(288)
Net unrealized gains (losses)	$(937)	$(144)	$(22)	$(1,103)
Amounts reclassified from AOCI	—	15	8	23
Other comprehensive income (loss)	(937)	(129)	(14)	(1,080)
Balance as of December 31, 2022	$(973)	$(127)	$(268)	$(1,368)

Reclassifications from AOCI, and related tax effects, were as follows:
Table 8.13.2
RECLASSIFICATIONS FROM AOCI

(Dollars in millions)
Details about AOCI	2022	2021	2020	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains) losses on securities AFS	$—	$—	$4	Securities gains (losses), net
Tax expense (benefit)	—	—	(1)	Income tax expense
	—	—	3
Cash flow hedges:
Realized (gains) losses on cash flow hedges	20	(9)	(8)	Interest and fees on loans and leases
Tax expense (benefit)	(5)	2	2	Income tax expense
	15	(7)	(6)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	10	10	13	Other expense
Tax expense (benefit)	(2)	(2)	(3)	Income tax expense
	8	8	10
Total reclassification from AOCI	$23	$1	$7

155	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Note 14—Income Taxes
The aggregate amount of income taxes included in the Consolidated Statements of Income and the Consolidated Statements of Changes in Equity for the years ended December 31, were as follows:
Table 8.14.1
INCOME TAX EXPENSE

(Dollars in millions)	2022	2021	2020
Consolidated Statements of Income:
Income tax expense	$247	$274	$76
Consolidated Statements of Changes in Equity:
Income tax expense (benefit) related to:
Net unrealized gains (losses) on pension and other postretirement plans	(5)	2	3
Net unrealized gains (losses) on securities available for sale	(302)	(46)	25
Net unrealized gains (losses) on cash flow hedges	(42)	(3)	3
Total	$(102)	$227	$107

The components of income tax expense (benefit) for the years ended December 31, were as follows:
Table 8.14.2
INCOME TAX EXPENSE COMPONENTS

(Dollars in millions)	2022	2021	2020
Current:
Federal	$123	$235	$80
State	33	39	14
Deferred:
Federal	87	(1)	(15)
State	4	1	(3)
Total	$247	$274	$76

156	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
A reconciliation of expected income tax expense (benefit) at the federal statutory rate of 21% for 2022, 2021, and 2020, respectively to the total income tax expense follows:
Table 8.14.3
RECONCILIATION FROM STATUTORY RATES

(Dollars in millions)	2022	2021	2020
Federal income tax rate	21%	21%	21%
Tax computed at statutory rate	$243	$270	$196
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	31	32	9
Bank-owned life insurance	(4)	(7)	(6)
401(k) – employee stock ownership plan	(1)	(1)	(1)
Tax-exempt interest	(10)	(10)	(8)
Non-deductible expenses	11	8	13
LIHTC credits and benefits, net of amortization	(16)	(14)	(9)
Other tax credits	(4)	(4)	(5)
Other changes in unrecognized tax benefits	(2)	4	(9)
Purchase accounting gain	—	—	(112)
Other	(1)	(4)	8
Total	$247	$274	$76

As of December 31, 2022, FHN had net deferred tax asset balances related to federal and state income tax carryforwards of $34 million and $2 million, respectively, which will expire at various dates as follows:
Table 8.14.4
TAX CARRYFORWARD DTA EXPIRATION DATES

(Dollars in millions)	Expiration Dates	Net Deferred Tax Asset Balance
Losses - federal	2026 - 2035	$34
Net operating losses - states	2027 - 2042	2
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
As of December 31, 2022, FHN's net DTA was $313 million compared to $52 million at December 31, 2021. At December 31, 2022, FHN's gross DTA (net of a valuation allowance) and gross DTL were $761 million and $448 million, respectively. Although realization is not assured, FHN believes that it meets the more-likely-than-not requirement with respect to the net DTA after valuation allowance.
Temporary differences which gave rise to deferred tax assets and deferred tax liabilities on December 31, 2022 and 2021 were as follows:

157	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Table 8.14.5
COMPONENTS OF DTAs & DTLs

(Dollars in millions)	2022	2021
Deferred tax assets:
Loan valuations and loss reserves	$108	$161
Employee benefits	93	83
Accrued expenses	22	16
Depreciation and amortization	24	13
Lease liability	91	94
Federal loss carryforwards	34	38
State loss carryforwards	2	2
Securities available-for-sale and financial instruments (a)	355	12
Other	32	29
Gross deferred tax assets	761	448
Deferred tax liabilities:
Equity investments	$3	$4
Other intangible assets	80	86
Prepaid expenses	17	18
ROU lease asset	82	85
Leasing	265	198
Other	1	5
Gross deferred tax liabilities	448	396
Net deferred tax assets	$313	$52

(a)    Tax effects of unrealized gains and losses are tracked on a security-by-security basis.

Total unrecognized tax benefits at December 31, 2022 and 2021 were $89 million and $92 million, respectively. To the extent such unrecognized tax benefits as of December 31, 2022 are subsequently recognized, $48 million of tax benefits could impact tax expense and FHN’s effective tax rate in future periods.
FHN is currently under audit in several jurisdictions. It is reasonably possible that the unrecognized tax benefits related to federal and state exposures could decrease by $76 million during 2023 if audits are completed and settled and if the applicable statutes of limitations expire as scheduled. FHN recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense. FHN had approximately $17 million and $14 million accrued for the payment of interest as of December 31, 2022 and 2021, respectively. The total amount of interest and penalties recognized in the Consolidated Statements of Income during 2022 and 2021 was an expense of $3 million for both periods.
The rollforward of unrecognized tax benefits is shown in the following table:
Table 8.14.6
ROLLFORWARD OF UNRECOGNIZED TAX BENEFITS

(Dollars in millions)
Balance at December 31, 2020	$70
Increases related to prior year tax positions	24
Increases related to current year tax positions	1
Lapse of statutes	(3)
Balance at December 31, 2021	$92
Increases related to prior year tax positions	3
Increases related to current year tax positions	1
Decreases related to prior year tax positions	(7)
Balance at December 31, 2022	$89

158	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—EARNINGS PER SHARE
Note 15—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:
Table 8.15.1
EARNINGS PER SHARE COMPUTATIONS

(Dollars in millions, except per share data; shares in thousands)	2022	2021	2020
Net income	$912	$1,010	$857
Net income attributable to noncontrolling interest	12	11	12
Net income attributable to controlling interest	900	999	845
Preferred stock dividends	32	37	23
Net income available to common shareholders	868	962	822

Weighted average common shares outstanding—basic	535,033	546,354	432,125
Effect of dilutive restricted stock, performance equity awards and options	7,830	4,887	1,592
Effect of dilutive convertible preferred stock (a)	23,141	—	—
Weighted average common shares outstanding—diluted	566,004	551,241	433,717

Basic earnings per common share	$1.62	$1.76	$1.90
Diluted earnings per common share	$1.53	$1.74	$1.89

(a) On February 28, 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which is convertible into common stock upon completion of the Pending TD Merger or the termination of the TD Merger Agreement. For more information on the convertible features, including the conversion rate, see Note 11 - Preferred Stock.

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:
Table 8.15.2
ANTI-DILUTIVE EQUITY AWARDS

(Shares in thousands)	2022	2021	2020
Stock options excluded from the calculation of diluted EPS	29	1,366	4,595
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$25.64	$20.44	$17.47
Other equity awards excluded from the calculation of diluted EPS	144	1,531	3,639

159	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—CONTINGENCIES & OTHER DISCLOSURES
Note 16—Contingencies and Other Disclosures
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At December 31, 2022, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At December 31, 2022, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

160	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—CONTINGENCIES & OTHER DISCLOSURES
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million and $17 million as of December 31, 2022 and December 31, 2021, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

161	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Note 17—Retirement Plans and Other Employee Benefits
Pension Plan
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made a contribution of $6 million to the qualified pension plan in 2021, and no contributions were made in 2022 and 2020. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2023.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5 million for 2022. Management does not currently anticipate that FHN will make a contribution to the non-qualified pension plan in 2023.
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
FHN also provides “flexible dollars” to assist employees with the cost of annual benefits and/or allow the employee to contribute to his or her qualified savings plan account. These “flexible dollars” are pre-tax contributions and are based upon the employees’ years of service and qualified compensation. Contributions made by FHN through the flexible benefits plan and the company matches were $47 million, $51 million, and $37 million for 2022, 2021, and 2020, respectively.
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
The discount rates for the three years ended 2022 for pension and other benefits were determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to 30 years. The discount rates are selected based upon data specific to FHN’s plans and employee population. The bonds used to create the hypothetical yield curve were subjected to several requirements to ensure that the resulting rates were representative of the bonds that would be selected by management to fulfill the company’s funding obligations. In addition to the AA rating, only non-callable bonds were included. Each bond issue was required to have at least $300 million par outstanding so that each issue was sufficiently marketable. Finally, bonds more than two standard deviations from the average yield were removed. When selecting the discount rate, FHN matches the duration of high quality bonds with the duration of the obligations of the plan as of the measurement date. For all years presented, the measurement date of the benefit obligations and net periodic benefit costs was December 31.
The actuarial assumptions used in the defined benefit pension plans and other employee benefit plans were as follows:

162	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.1
ACTUARIAL ASSUMPTIONS FOR DEFINED BENEFIT PLANS

	Benefit Obligations			Net Periodic Benefit Cost
	2022	2021	2020	2022	2021	2020
Discount rate
Qualified pension	5.20%	2.95%	2.63%	2.96%	2.64%	3.31%
Nonqualified pension	5.10%	2.65%	2.24%	2.65%	2.24%	3.08%
Other nonqualified pension	4.94%	1.99%	1.41%	1.99%	1.41%	2.57%
Postretirement benefits	5.04% - 5.25%	2.43% - 3.07%	1.92% - 2.81%	2.42% - 5.08%	1.93% - 2.81%	2.87% - 3.44%
Expected long-term rate of return
Qualified pension/ postretirement benefits	N/A	N/A	N/A	2.85%	2.30%	3.45%
Postretirement benefit (retirees post January 1, 1993)	N/A	N/A	N/A	5.95%	5.80%	6.40%
Postretirement benefit (retirees prior to January 1, 1993)	N/A	N/A	N/A	1.05%	1.00%	0.90%
Since the benefits in the defined benefit pension plan are frozen, the rate of compensation increase has no effect on qualified pension benefits.
FHN has one pension plan where participants' benefits are affected by interest crediting rates. The plan's projected benefit obligation as of December 31, 2022, 2021 and 2020 and interest crediting rates for the respective years were as follows:
Table 8.17.2
PROJECTED BENEFIT OBLIGATION
& CREDITING RATE

(Dollars in millions)	2022	2021	2020
Projected benefit obligation	$10	$12	$15
Interest crediting rate	10.77%	9.07%	8.20%
The components of net periodic benefit cost for the plan years 2022, 2021 and 2020 were as follows:
Table 8.17.3
COMPONENTS OF NET PERIODIC BENEFIT COST

(Dollars in millions)	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost
Interest cost	$20	$17	$24	$1	$1	$1
Expected return on plan assets	(24)	(20)	(26)	(2)	(1)	(1)
Amortization of unrecognized:
Actuarial (gain) loss	12	10	13	—	—	—
Net periodic benefit cost	$8	$7	$11	$(1)	$—	$—

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
The following table presents the plans’ benefit obligations and plan assets for 2022 and 2021:

163	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.4
BENEFIT OBLIGATIONS & PLAN ASSETS

(Dollars in millions)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation, beginning of year	$845	$893	$41	$46
Interest cost	20	17	1	1
Actuarial (gain) loss (a)	(163)	(26)	(9)	(5)
Actual benefits paid	(39)	(39)	(1)	(1)
Benefit obligation, end of year	$663	$845	$32	$41
Change in plan assets
Fair value of plan assets, beginning of year	$849	$896	$26	$23
Actual return on plan assets	(172)	(18)	(4)	3
Employer contributions	3	10	1	1
Actual benefits paid – settlement payments	(2)	(3)	(2)	(1)
Actual benefits paid – other payments	(1)	(2)	—	—
Premium paid for annuity purchase (b)	(36)	(34)	—	—
Fair value of plan assets, end of year	$641	$849	$21	$26
Funded (unfunded) status of the plans	$(22)	$4	$(11)	$(15)
Amounts recognized in the Balance Sheets
Other assets	$4	$37	$19	$23
Other liabilities	(26)	(33)	(30)	(38)
Net asset (liability) at end of year	$(22)	$4	$(11)	$(15)

(a)Variances in the actuarial (gain) loss are due to normal activity such as changes in discount rates, updates to participant demographic information and revisions to life expectancy assumptions.
(b)Amounts represent settlements of certain retired participants in the qualified pension plan that occurred during the year.
The projected benefit obligation for unfunded plans was as follows:
Table 8.17.5
BENEFIT OBLIGATION - UNFUNDED PLANS

	Pension Benefits		Other Benefits
(Dollars in millions)	2022	2021	2022	2021
Projected benefit obligation	$26	$33	$30	$38
The qualified pension plan was overfunded by $4 million and $37 million as of December 31, 2022 and 2021, respectively. Because of the pension freeze at the end of 2012, as of both December 31, 2022 and 2021, the pension benefit obligation is equivalent to the accumulated benefit obligation. FHN's funded post retirement plan was also in an overfunded status as of December 31, 2022 and 2021.
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are recognized as a component of accumulated other comprehensive income. Balances reflected in accumulated other comprehensive income on a pre-tax basis for the years ended December 31, 2022 and 2021 consist of:

164	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.6
PRE-TAX ACTUARIAL GAINS (LOSSES) REFLECTED IN AOCI

(Dollars in millions)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$363	$342	$(8)	$(6)
The pre-tax amounts recognized in other comprehensive income during 2022, 2021, and 2020 were as follows:
Table 8.17.7
PRE-TAX AMOUNTS RECOGNIZED IN OCI

(Dollars in millions)	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$32	$13	$(8)	$(3)	$(7)	$3
Items amortized during the measurement period:
Net actuarial gain (loss)	(11)	(10)	(13)	—	—	—
Total recognized in other comprehensive income	$21	$3	$(21)	$(3)	$(7)	$3

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
The following table provides detail on expected benefit payments, which reflect expected future service, as appropriate:
Table 8.17.8
EXPECTED BENEFIT PAYMENTS

(Dollars in millions)	Pension Benefits	Other Benefits
2023	$42	$2
2024	44	2
2025	45	2
2026	47	2
2027	47	2
2028-2032	238	12
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
Qualified pension plan assets primarily consist of fixed income securities which include U.S. treasuries, corporate bonds of companies from diversified industries, municipal bonds, and foreign bonds. Fixed income investments generally have long durations consistent with the estimated pension liabilities of FHN. This duration-matching strategy is intended to hedge substantially all of the plan’s risk associated with future benefit payments. Retiree medical funds are kept in short-term investments, primarily money market funds and mutual funds. On December 31, 2022 and 2021, FHN did not have any significant concentrations of risk within the plan assets related to the pension plan or the retiree medical plan.
The fair value of FHN’s pension plan assets at December 31, 2022 and 2021, by asset category classified using the Fair Value measurement hierarchy, is shown in the table below. See Note 23 – Fair Value of Assets and Liabilities for more details about fair value measurements.

165	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.9
FAIR VALUE OF PENSION ASSETS

(Dollars in millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$20	$—	$—	$20
Fixed income securities:
U.S. treasuries	—	15	—	15
Corporate, municipal and foreign bonds	—	300	—	300
Common and collective funds:
Fixed income	—	306	—	306
Total	$20	$621	$—	$641

(Dollars in millions)	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$45	$—	$—	$45
Fixed income securities:
U.S. treasuries	—	15	—	15
Corporate, municipal and foreign bonds	—	445	—	445
Common and collective funds:
Fixed income	—	344	—	344
Total	$45	$804	$—	$849

The Pension and Savings Investment Committees, comprised of senior managers within the organization, meet regularly to review asset performance and potential portfolio revisions.
Adjustments to the qualified pension plan asset allocation primarily reflect changes in anticipated liquidity needs for plan benefits.
The fair value of FHN’s retiree medical plan assets at December 31, 2022 and 2021 by asset category are as follows:
Table 8.17.10
FAIR VALUE OF RETIREE MEDICAL PLAN ASSETS

(Dollars in millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$6	$—	$—	$6
Fixed income mutual funds	15	—	—	15
Total	$21	$—	$—	$21

(Dollars in millions)	December 31, 2021
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$17	$—	$—	$17
Fixed income mutual funds	9	—	—	9
Total	$26	$—	$—	$26

166	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
Note 18—Stock Options, Restricted Stock, and Dividend Reinvestment Plans
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
On December 31, 2022, there were 6,266,253 shares available for new awards under the IP. This includes the new/additional shares originally authorized under the IP along with shares underlying ECP awards that have been forfeited or canceled since the IP was approved by shareholders, net of shares underlying IP awards that are outstanding or have been paid.

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
Performance condition awards
Under FHN’s long-term incentive and corporate performance programs, performance stock units (PSUs) (executives) and cash units (selected management employees) are granted annually and vest only if predetermined performance measures are met. The measures are changed each year based on goals and circumstances prevailing at the time of grant. In recent years the performance periods have been three years, with service-vesting near the third anniversary of the grant. PSUs granted from 2014 to 2020 have a post-vest holding period of two years. PSUs granted after 2020 no longer have the 2-year holding period. Recent annual performance awards require pro-rated forfeiture (in relation to the maximum possible) for performance falling between a threshold level and a maximum. Performance awards sometimes are used to provide a narrow, targeted incentive to a single person or small group; one such award which includes a market performance condition to FHN’s CEO is discussed in the next paragraph. Of the annual program awards paid during 2022 or outstanding on December 31, 2022: the 2017 units vested in 2020 and their two year post-vesting holding period ended during 2020, 2018 and 2019 units vested in 2021 and 2022 at the 133.3% and 187.5% payout level, respectively, and remain in a two year post-vesting holding period; the three-year performance period of the 2020 units has ended but performance is measured relative to peers and has not yet been determined; and, the three-year performance periods for the 2021 and 2022 units have not ended.
Market condition award
In 2016, FHN made a special grant of performance stock units to FHN’s CEO which will vest at the end of a performance period of seven years. The award has no provision for pro-rated payment based on partial performance. The award’s performance goal is based on achievement of a specific level of total shareholder return during the performance period.
Director awards
Non-employee directors receive cash and annual grants of service-conditioned stock units under a program approved by the board of directors. Director stock units granted prior to the IBKC merger vest in the year following the year of grant, require a payment deferral of two years, and settle in shares after the deferral period. Director stock units granted after the IBKC merger no longer have the 2-year holding period. In 2022 and 2021, each director received a base of $122,000 or prorated equivalent of stock units, representing a portion of their annual retainer. Prior to 2005, directors could elect to defer cash compensation in the form of discount-priced stock options, some of which remain outstanding.
Stock and stock unit awards. A summary of restricted and performance stock and unit activity during the year ended December 31, 2022, is presented below:

167	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
Table 8.18.1
RESTRICTED AND PERFORMANCE EQUITY AWARD ACTIVITY

	Shares/ Units (a)	Weighted average grant date fair value (per share) (b)
January 1, 2022	9,296,888	$13.14
Shares/units granted	6,363,454	20.64
Shares/units vested/distributed	(2,085,465)	11.09
Shares/units canceled	(541,231)	18.01
December 31, 2022	13,033,646	$17.09

(a)Includes only units that settle in shares; nonvested performance units are included at 100% payout level.
(b)The weighted average grant date fair value for shares/units granted in 2021 and 2020 was $13.14 and $12.47, respectively.

On December 31, 2022, there was $137 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of two years. The total grant date fair value of shares vested during 2022, 2021 and 2020, was $29 million, $36 million, and $24 million, respectively.
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
The summary of stock option activity for the year ended December 31, 2022, is shown below:
Table 8.18.2
STOCK OPTION ACTIVITY

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
January 1, 2022	4,980,929	$15.81
Options granted	—	—
Options exercised	(2,349,432)	15.36
Options expired/canceled	(194,051)	22.35
December 31, 2022	2,437,446	$15.72	3.42	$21
Options exercisable	1,836,692	15.76	2.88	16
Options expected to vest	600,754	15.59	5.05	5
The total intrinsic value of options exercised during 2022, 2021 and 2020 was $17 million, $12 million, and $3 million, respectively. On December 31, 2022, there was less than $1 million of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.3 years.
FHN did not grant or convert stock options in 2022. FHN granted or converted 155,124 and 4,182,737 stock options

168	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
with a weighted average fair value of $3.39 and $2.13 per option at grant date in 2021 and 2020, respectively.
FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted or converted in 2021 and 2020 with the following assumptions:
Table 8.18.3
STOCK OPTION FAIR VALUE ASSUMPTIONS

	2021	2020
Expected dividend yield	4.16%	3.77%
Expected weighted-average lives of options granted	6.29 years	6.25 years
Expected weighted-average volatility	38.44%	23.94%
Expected volatility range	37.86% - 39.02%	23.32% - 24.56%
Risk-free interest rate	0.62%	1.47%
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
Phantom stock awards
As a result of the IBKC merger, FHN assumed phantom stock awards under various plans to officers and other key associates. The awards are subject to a vesting period of five years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested share equivalents multiplied by closing market price of a share of the Company's common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award's dollar value divided by the closing market price of a share of the Company's common stock on the grant date. As of December 31, 2022, there were 310,764 share equivalents of phantom stock awards outstanding. See Note 1 - Significant Accounting Policies for more discussion on FHN's phantom stock awards.
Compensation Cost
The compensation cost that has been included in the Consolidated Statements of Income pertaining to stock-based awards was $75 million, $43 million, and $32 million for 2022, 2021, and 2020, respectively. The corresponding total income tax benefits recognized were $18 million, $10 million and $8 million in 2022, 2021, and 2020, respectively.
Authorization
Consistent with Tennessee state law, only authorized, but unissued, stock may be utilized in connection with any issuance of FHN common stock which may be required as a result of stock-based compensation awards. FHN has obtained authorization from the Board of Directors to repurchase up to certain numbers of shares related to issuance under the IP and several older stock award plans. These authorizations are automatically adjusted for stock splits and stock dividends. Repurchases are authorized to be made in the open market or through privately negotiated transactions and will be subject to market conditions, accumulation of excess equity, legal and regulatory restrictions, and prudent capital management. FHN does not currently expect to repurchase a material number of shares under the compensation plan-related repurchase program during 2023.
Dividend reinvestment plan
Prior to March 2022, the Dividend Reinvestment and Stock Purchase Plan authorized the sale of FHN’s common stock from stock acquired on the open market to shareholders who choose to invest all or a portion of their cash dividends or make optional cash payments of $25 to $10,000 per quarter without paying commissions. The price of stock purchased on the open market was the average price paid. In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the pending TD Merger. As a result of the suspension of the Plan, participants in the Plan received all dividends in cash starting with the first quarter 2022 FHN dividend, paid on April 1, 2022. During the suspension period, dividend payments of FHN will not be automatically reinvested in additional shares of FHN common stock and participants in the Plan will be unable to purchase shares of FHN common stock through optional cash investments under the Plan.

169	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
Note 19—Business Segment Information
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
The following table presents financial information for each reportable business segment for the years ended December 31:
Table 8.19.1
SEGMENT FINANCIAL INFORMATION

	2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,954	$557	$(119)	$2,392
Provision for credit losses	94	14	(13)	95
Noninterest income (a)	444	311	60	815
Noninterest expense (b)(f)	1,234	440	279	1,953
Income (loss) before income taxes	1,070	414	(325)	1,159
Income tax expense (benefit)	251	101	(105)	247
Net income (loss)	$819	$313	$(220)	$912
Average assets	$42,295	$19,967	$21,955	$84,217
Depreciation and amortization	11	(7)	60	64
Expenditures for long-lived assets	18	12	(6)	24

170	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,764	$620	$(390)	$1,994
Provision for credit losses	(229)	(64)	(17)	(310)
Noninterest income	438	597	41	1,076
Noninterest expense (b)(c)(f)	1,139	571	386	2,096
Income (loss) before income taxes	1,292	710	(718)	1,284
Income tax expense (benefit)	303	171	(200)	274
Net income (loss)	$989	$539	$(518)	$1,010
Average assets	$41,527	$20,789	$25,293	$87,609
Depreciation and amortization	(67)	(3)	98	28
Expenditures for long-lived assets	27	3	7	37

	2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,287	$576	$(201)	$1,662
Provision for credit losses (e)	392	116	(5)	503
Noninterest income (a)	345	576	571	1,492
Noninterest expense (b)(c)(d)	903	498	317	1,718
Income (loss) before income taxes	337	538	58	933
Income tax expense (benefit)	73	131	(128)	76
Net income (loss)	$264	$407	$186	$857
Average assets	$31,890	$19,809	$12,647	$64,346
Depreciation and amortization	(39)	3	82	46
Expenditures for long-lived assets	283	6	90	379
(a)    2022 includes a $22 million gain related to the sale of the title insurance business in the Corporate segment. 2020 includes a $533 million purchase accounting gain associated with the IBKC merger in the Corporate segment.
(b)    2022, 2021, and 2020 include $136 million, $187 million and $155 million, respectively, in merger and integration expenses related to the IBKC merger and Pending TD Merger in the Corporate segment.
(c)    2021 and 2020 includes $37 million and $13 million, respectively, in asset impairments related to IBKC merger integration efforts in the Corporate segment.
(d)    2020 includes $41 million of contributions to FHN's foundations.
(e)    The provision for credit losses in 2020 was impacted by the provision related to non-PCD loans acquired in the IBKC merger and Truist branch acquisition and the economic forecast attributable to the COVID-19 pandemic.
(f)    2022 and 2021 include $22 million and $19 million, respectively, in derivative valuation adjustments related to prior sales of Visa Class B shares in the Corporate segment.

171	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN’s noninterest income by major product line and reportable segment for the years ended December 31, 2022, 2021, and 2020:
Table 8.19.2
NONINTEREST INCOME DETAIL BY SEGMENT

	December 31, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$205	$—	$205
Deposit transactions and cash management	153	10	8	171
Brokerage, management fees and commissions	92	—	—	92
Card and digital banking fees	75	2	7	84
Mortgage banking and title income	—	68	—	68
Other service charges and fees	32	22	—	54
Trust services and investment management	48	—	—	48
Securities gains (losses), net (b)	—	—	18	18
Other income (c)	44	4	27	75
Total noninterest income	$444	$311	$60	$815

	December 31, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$406	$—	$406
Deposit transactions and cash management	157	12	6	175
Brokerage, management fees and commissions	88	—	—	88
Card and digital banking fees	67	3	8	78
Mortgage banking and title income	—	152	2	154
Other service charges and fees	23	17	4	44
Trust services and investment management	51	—	—	51
Securities gains (losses), net (b)	—	—	13	13
Purchase accounting gain	—	—	(1)	(1)
Other income (c)	52	7	9	68
Total noninterest income	$438	$597	$41	$1,076

	December 31, 2020
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$1	$422	$—	$423
Deposit transactions and cash management	131	11	6	148
Brokerage, management fees and commissions	66	—	—	66
Card and digital banking fees	50	2	8	60
Mortgage banking and title income	—	128	1	129
Other service charges and fees	18	7	1	26
Trust services and investment management	39	—	—	39
Securities gains (losses), net (b)	—	—	(6)	(6)
Purchase accounting gain	—	—	533	533
Other income (c)	40	6	28	74
Total noninterest income	$345	$576	$571	$1,492

(a)2022, 2021 and 2020, include $43 million, $44 million, and $39 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers.
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

172	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
Note 20—Variable Interest Entities
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of December 31, 2022 and 2021:
Table 8.20.1
CONSOLIDATED VIEs

(Dollars in millions)	December 31, 2022	December 31, 2021
Assets:
Other assets	$181	$205
Liabilities:
Other liabilities	$150	$179

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material during 2022, 2021, and 2020.
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 for LIHTC investments accounted for under the proportional amortization method.
Table 8.20.2
LIHTC IMPACTS ON TAX EXPENSE

(Dollars in millions)	2022	2021	2020
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$44	$26	$23
Low income housing tax credits	(48)	(32)	(22)
Other tax benefits related to qualifying LIHTC investments	(12)	(7)	(10)

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

173	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
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
The following tables summarize FHN’s nonconsolidated VIEs as of December 31, 2022 and 2021:

174	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
Table 8.20.3
NONCONSOLIDATED VIEs AT DECEMBER 31, 2022

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$463	$154	(a)
Other tax credit investments (b)	85	67	Other assets
Small issuer trust preferred holdings (c)	171	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	8,652	—	(e)
Commercial loan troubled debt restructurings (f)	53	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings
(a)    Maximum loss exposure represents $309 million of current investments and $154 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)    Maximum loss exposure represents the value of current investments.
(c)    Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)    Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)    Includes $205 million classified as trading securities, $1.4 billion classified as securities held to maturity, and $7.1 billion classified as securities available for sale.
(f)    Maximum loss exposure represents $53 million of current receivables with no additional contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)    No exposure to loss due to nature of FHN's involvement.

Table 8.20.4
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
(a)Maximum loss exposure represents $253 million of current investments and $129 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $526 million classified as trading securities, $712 million classified as securities held to maturity, and $7.3 billion classified as securities available for sale.
(f)Maximum loss exposure represents $94 million of current receivables and $4 million of contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

175	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
Note 21—Derivatives
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On December 31, 2022 and 2021, respectively, FHN had $159 million and $181 million of cash receivables and $42 million and $102 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $157 million, $360 million and $371 million for the years ended December 31, 2022, 2021 and 2020, respectively. Trading revenues are inclusive of both

176	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
derivative and non-derivative financial instruments, and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of December 31, 2022 and 2021:
Table 8.21.1
DERIVATIVES ASSOCIATED WITH TRADING

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,076	$3	$270
Offsetting upstream interest rate contracts	3,076	91	6
Option contracts purchased	40	—	—
Forwards and futures purchased	1,127	5	2
Forwards and futures sold	1,256	4	5

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,587	$84	$41
Offsetting upstream interest rate contracts	3,587	4	8
Option contracts purchased	13	—	—
Forwards and futures purchased	4,430	2	9
Forwards and futures sold	5,044	10	2
Interest Rate Risk Management
FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, primarily swaps, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long-term debt is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial clients that includes customer derivatives paired with upstream offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest expense on the Consolidated Statements of Income.
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of December 31, 2022 and 2021:

177	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
Table 8.21.2
DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,377	$3	$570
Offsetting upstream interest rate contracts	8,377	351	5

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,037	$202	$29
Offsetting upstream interest rate contracts	8,037	4	15
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the years ended December 31, 2022, 2021, and 2020:
Table 8.21.3
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(744)	$(268)	$357
Offsetting upstream interest rate contracts (a)	744	268	(357)
Debt Hedging
Hedging Instruments:
Interest rate swaps (b)	$—	$—	$2
Hedged Items:
Term borrowings (a) (c)	—	—	(2)
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
The following table summarizes FHN’s derivative activities associated with cash flow hedges as of December 31, 2022 and 2021:

178	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
Table 8.21.4
DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,350	$—	$71
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,350	N/A

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$1,100	$13	$—
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$1,100	N/A
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the years ended December 31, 2022, 2021, and 2020:
Table 8.21.5
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$195	$29	$3
Gain (loss) recognized in other comprehensive income (loss)	15	(3)	15
Gain (loss) reclassified from AOCI into interest income	(129)	(7)	(6)
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
Table 8.21.6
DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$35	$—	$—
Forward contracts written	61	—	—

179	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES

	December 31, 2021
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$241	$4	$—
Forward contracts written	404	—	—
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the years ended December 31, 2022 and 2021:
Table 8.21.7
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES

	Year Ended December 31,
	2022	2021	2020
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$3	$15	$15
Forward contracts written	32	11	(37)
In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2022 and 2021, the derivative liabilities associated with the sales of Visa Class B shares were $27 million and $23 million, respectively. For the year ended December 31, 2022 and 2021, FHN recognized $22 million and $19 million, respectively, in derivative valuation adjustments related to prior sales of Visa Class B shares. See Note 23 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of December 31, 2022 and 2021, these loans were valued at $9 million and $7 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of December 31, 2022 and 2021, the notional values of FHN’s risk participations were $242 million and $257 million of derivative assets and $742 million and $500 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third party customers referenced in the swap contracts defaulted at December 31, 2022 and 2021, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of December 31, 2022 and 2021, FHN had recognized an insignificant amount of assets and liabilities associated with these contracts.
Master Netting and Similar Agreements
FHN uses master netting agreements, mutual margining agreements and collateral posting requirements to minimize credit risk on derivative contracts. Master netting and similar agreements are used when

180	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $5 million of assets and $268 million of liabilities on December 31, 2022, and $67 million of assets and $26 million of liabilities on December 31, 2021. As of December 31, 2022 and 2021, FHN had received collateral of $106 million and $205 million and posted collateral of $61 million and $14 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank's) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $378 million of assets and $268 million of liabilities on December 31, 2022, and $74 million of assets and $30 million of liabilities on December 31, 2021. As of December 31, 2022 and 2021, FHN had received collateral of $479 million and $213 million and posted collateral of $61 million and $18 million, respectively, in the normal course of business related to these contracts.
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
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of December 31, 2022 and 2021:

181	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
Table 8.21.8
DERIVATIVE ASSETS & COLLATERAL RECEIVED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
December 31, 2022
Interest rate derivative contracts	$449	$—	$449	$(58)	$(378)	$13
Forward contracts	9	—	9	(6)	(2)	1
	$458	$—	$458	$(64)	$(380)	$14

December 31, 2021
Interest rate derivative contracts	$311	$—	$311	$(32)	$(181)	$98
Forward contracts	12	—	12	(4)	(3)	5
	$323	$—	$323	$(36)	$(184)	$103

(a)Included in other assets on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, $2 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of December 31, 2022 and 2021:
Table 8.21.9
DERIVATIVE LIABILITIES & COLLATERAL PLEDGED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
December 31, 2022
Interest rate derivative contracts	$921	$—	$921	$(58)	$(175)	$688
Forward contracts	8	—	8	(6)	(1)	1
	$929	$—	$929	$(64)	$(176)	$689

December 31, 2021
Interest rate derivative contracts	$93	$—	$93	$(32)	$(38)	$23
Forward contracts	10	—	10	(4)	(1)	5
	$103	$—	$103	$(36)	$(39)	$28

(a)Included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, $29 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

182	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
Note 22—Master Netting and Similar Agreements – Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (securities purchased under agreements to resell and securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Balance Sheets. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of December 31, 2022 and 2021:
Table 8.22.1
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
2022	$353	$—	$353	$(10)	$(340)	$3
2021	488	—	488	(10)	(476)	2

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of December 31, 2022 and 2021:
Table 8.22.2
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
2022	$1,013	$—	$1,013	$(10)	$(1,003)	$—
2021	1,247	—	1,247	(10)	(1,237)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

183	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of December 31, 2022 and 2021:
Table 8.22.3
MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$10	$—	$10
Government agency issued MBS	851	—	851
Government agency issued CMO	122	—	122
Other U.S. government agencies	30	—	30
Total securities sold under agreements to repurchase	$1,013	$—	$1,013

	December 31, 2021
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$33	$—	$33
Government agency issued MBS	1,068	—	1,068
Other U.S. government agencies	31	—	31
Government guaranteed loans (SBA and USDA)	115	—	115
Total securities sold under agreements to repurchase	$1,247	$—	$1,247

184	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Note 23—Fair Value of Assets and Liabilities
FHN groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. This hierarchy requires FHN to maximize the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Each fair value measurement is placed into the proper level based on the lowest level of significant input. These levels are:
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
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

185	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Table 8.23.1
BALANCES OF ASSETS & LIABILITIES
MEASURED AT FAIR VALUE ON A RECURRING BASIS

	December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$101	$—	$101
Government agency issued MBS	—	144	—	144
Government agency issued CMO	—	61	—	61
Other U.S. government agencies	—	115	—	115
States and municipalities	—	54	—	54
Corporate and other debt	—	875	—	875
Interest-only strips (elected fair value)	—	—	25	25
Total trading securities	—	1,350	25	1,375
Loans held for sale (elected fair value)	—	29	22	51
Securities available for sale:
Government agency issued MBS	—	4,763	—	4,763
Government agency issued CMO	—	2,313	—	2,313
Other U.S. government agencies	—	1,163	—	1,163
States and municipalities	—	597	—	597
Total securities available for sale	—	8,836	—	8,836
Other assets:
Deferred compensation mutual funds	112	—	—	112
Equity, mutual funds, and other	22	—	—	22
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	449	—	449
Derivatives, other	—	2	—	2
Total other assets	143	451	—	594
Total assets	$143	$10,666	$47	$10,856
Trading liabilities:
U.S. treasuries	$—	$275	$—	$275
Government issued agency MBS	—	2	—	2
Corporate and other debt	—	58	—	58
Total trading liabilities	—	335	—	335
Other liabilities:
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	922	—	922
Derivatives, other	—	1	27	28
Total other liabilities	8	923	27	958
Total liabilities	$8	$1,258	$27	$1,293

186	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$85	$—	$85
Government agency issued MBS	—	464	—	464
Government agency issued CMO	—	62	—	62
Other U.S. government agencies	—	276	—	276
States and municipalities	—	34	—	34
Corporate and other debt	—	642	—	642
Interest-only strips (elected fair value)	—	—	38	38
Total trading securities	—	1,563	38	1,601
Loans held for sale (elected fair value)	—	230	28	258
Securities available for sale:
Government agency issued MBS	—	5,055	—	5,055
Government agency issued CMO	—	2,257	—	2,257
Other U.S. government agencies	—	850	—	850
States and municipalities	—	545	—	545
Total securities available for sale	—	8,707	—	8,707
Other assets:
Deferred compensation mutual funds	125	—	—	125
Equity, mutual funds, and other	25	—	—	25
Derivatives, forwards and futures	12	—	—	12
Derivatives, interest rate contracts	—	311	—	311
Derivatives, other	—	1	—	1
Total other assets	162	312	—	474
Total assets	$162	$10,812	$66	$11,040
Trading liabilities:
U.S. treasuries	$—	$334	$—	$334
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	91	—	91
Total trading liabilities	—	426	—	426
Other liabilities:
Derivatives, forwards and futures	11	—	—	11
Derivatives, interest rate contracts	—	93	—	93
Derivatives, other	—	1	23	24
Total other liabilities	11	94	23	128
Total liabilities	$11	$520	$23	$554

187	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the years ended December 31, 2022, 2021 and 2020 on a recurring basis are summarized as follows:
Table 8.23.2
CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE

	Year Ended December 31, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Total net gains (losses) included in net income	(7)		—		(23)
Purchases	—		2		—
Sales	(76)		(12)		—
Settlements	—		(2)		19
Repayments	—		(1)		—
Net transfers into (out of) Level 3	70	(b)	7		—
Balance on December 31, 2022	$25		$22		$(27)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(23)	(d)

	Year Ended December 31, 2021
(Dollars in millions)	Interest-only strips		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16		$(14)
Total net gains (losses) included in net income	3		1		—		(19)
Purchases	—		10		—		—
Sales	(68)		(18)		—		—
Settlements	—		(3)		(2)		10
Net transfers into (out of) Level 3	71	(b)	26	(e)	(14)	(e)	—
Balance on December 31, 2021	$38		$28		$—		$(23)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$—		$(19)	(d)

	Year Ended December 31, 2020
(Dollars in millions)	Trading securities		Interest-only strips- AFS		Loans held for sale		Loans held for investment	Net derivative liabilities
Balance on January 1, 2020	$1		$19		$14		$—	$(23)
Acquired	—		—		—		14	—
Total net gains (losses) included in net income	(1)		(6)		1		—	(1)
Purchases	—		6		—		—	—
Sales	—		(11)		—		(4)	—
Settlements	—		—		(3)		(3)	10
Net transfers into (out of) Level 3	—		24	(b)	—		9	—
Balance on December 31, 2020	$—		$32		$12		$16	$(14)
Net unrealized gains (losses) included in net income	$—	(a)	$(4)	(c)	$1	(a)	$—	$(1)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on April 1, 2021.

188	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of December 31, 2022, 2021 and 2020.
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at December 31, 2022, 2021 and 2020, respectively, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value.
Table 8.23.3
LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS
MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

	Carrying value at December 31, 2022				Year Ended December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$506	$—	$506	$(3)
Loans and leases (a)	—	—	135	135	(19)
OREO (b)	—	—	3	3	—
Other assets (c)	—	—	43	43	(6)
					$(28)

	Carrying value at December 31, 2021				Year Ended December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$852	$1	$853	$(2)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	84	84	(13)
OREO (b)	—	—	3	3	(1)
Other assets (c)	—	—	30	30	(2)
					$(18)

	Carrying value at December 31, 2020				Year Ended December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$508	$1	$509	$(3)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	77	77	(12)
OREO (b)	—	—	15	15	(1)
Other assets (c)	—	—	9	9	(2)
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

In 2022, FHN recognized less than $1 million of fixed asset recoveries and $1 million of leased asset impairments. In 2021, FHN recognized $34 million of fixed asset impairments and $3 million of leased asset impairments. In 2020, FHN recognized $7 million of fixed asset impairments and $6 million of leased asset impairments. These impairments were primarily related to continuing acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.

Lease asset impairments recognized represent the reduction in value of the right-of-use assets associated

189	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of December 31, 2022 and 2021:
Table 8.23.4
UNOBSERVABLE INPUTS USED
IN LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$25	Discounted cash flow	Constant prepayment rate	12%-13%	12%
			Bond equivalent yield	17%	17%
Loans held for sale - residential real estate	$22	Discounted cash flow	Prepayment speeds - First mortgage	2% - 8%	3%
			Foreclosure losses	63% - 75%	65%
			Loss severity trends - First mortgage	0% - 11% of UPB	5%
Derivative liabilities, other	$27	Discounted cash flow	Visa covered litigation resolution amount	$5.6 billion - $6.0 billion	$5.9 billion
			Probability of resolution scenarios	5% - 25%	20%
			Time until resolution	12 - 42 months	28 months
Loans and leases (a)	$135	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$43	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

190	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$38	Discounted cash flow	Constant prepayment rate	11% - 12%	11%
			Bond equivalent yield	11% - 14%	11%
Loans held for sale - residential real estate	$29	Discounted cash flow	Prepayment speeds - First mortgage	4% - 12%	5%
			Foreclosure losses	54% - 66%	65%
			Loss severity trends - First mortgage	1% - 14% of UPB	8%
Loans held for sale - unguaranteed interest in SBA loans	$1	Discounted cash flow	Constant prepayment rate	8% - 12%	10%
			Bond equivalent yield	11%	11%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.8 billion - $6.2 billion	$6.0 billion
			Probability of resolution scenarios	15% - 35%	24%
			Time until resolution	12 - 36 months	25 months
Loans and leases (a)	$84	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$30	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

191	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

192	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.
Table 8.23.5
DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS
AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE

	December 31, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$51	$58	$(7)
Nonaccrual loans	5	8	(3)
Loans 90 days or more past due and still accruing	1	1	—

	December 31, 2021
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$258	$264	$(6)
Nonaccrual loans	4	7	(3)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:
Table 8.23.6
CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$(9)	$(10)	$4
For the years ended December 31, 2022, 2021 and 2020, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
Determination of Fair Value
Fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly

193	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

194	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

195	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Loan commitments
Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other commitments
Fair values of these commitments are based on fees charged to enter into similar agreements.
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of December 31, 2022 and December 31, 2021, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the
Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

196	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Table 8.23.7
BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,473	$—	$—	$31,329	$31,329
Commercial real estate	13,082	—	—	12,909	12,909
Consumer:
Consumer real estate	12,053	—	—	11,934	11,934
Credit card and other	809	—	—	810	810
Total loans and leases, net of allowance for loan and lease losses	57,417	—	—	56,982	56,982
Short-term financial assets:
Interest-bearing deposits with banks	1,384	1,384	—	—	1,384
Federal funds sold	129	—	129	—	129
Securities purchased under agreements to resell	353	—	353	—	353
Total short-term financial assets	1,866	1,384	482	—	1,866
Trading securities (a)	1,375	—	1,350	25	1,375
Loans held for sale:
Mortgage loans (elected fair value) (a)	51	—	29	22	51
USDA & SBA loans - LOCOM	506	—	512	—	512
Mortgage loans - LOCOM	33	—	—	33	33
Total loans held for sale	590	—	541	55	596
Securities available for sale (a)	8,836	—	8,836	—	8,836
Securities held to maturity	1,371	—	1,209	—	1,209
Derivative assets (a)	460	9	451	—	460
Other assets:
Tax credit investments	547	—	—	542	542
Deferred compensation mutual funds	112	112	—	—	112
Equity, mutual funds, and other (b)	275	22	—	253	275
Total other assets	934	134	—	795	929
Total assets	$72,849	$—	$12,869	$57,857	$70,726
Liabilities:
Defined maturity deposits	$2,887	$—	$2,890	$—	$2,890
Trading liabilities (a)	335	—	335	—	335
Short-term financial liabilities:
Federal funds purchased	400	—	400	—	400
Securities sold under agreements to repurchase	1,013	—	1,013	—	1,013
Other short-term borrowings	1,093	—	1,093	—	1,093
Total short-term financial liabilities	2,506	—	2,506	—	2,506
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	66	—	—	59	59
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,334	—	1,301	—	1,301
Total term borrowings	1,597	—	1,301	259	1,560
Derivative liabilities (a)	958	8	923	27	958
Total liabilities	$8,283	$8	$7,955	$286	$8,249

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $50 million and FRB stock of $203 million.

197	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2021
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$30,734	$—	$—	$31,020	$31,020
Commercial real estate	11,955	—	—	11,986	11,986
Consumer:
Consumer real estate	10,609	—	—	11,111	11,111
Credit card and other	891	—	—	906	906
Total loans and leases, net of allowance for loan and lease losses	54,189	—	—	55,023	55,023
Short-term financial assets:
Interest-bearing deposits with banks	14,907	14,907	—	—	14,907
Federal funds sold	153	—	153	—	153
Securities purchased under agreements to resell	488	—	488	—	488
Total short-term financial assets	15,548	14,907	641	—	15,548
Trading securities (a)	1,601	—	1,563	38	1,601
Loans held for sale:
Mortgage loans (elected fair value) (a)	258	—	230	28	258
USDA & SBA loans - LOCOM	853	—	855	1	856
Other loans - LOCOM	24	—	24	—	24
Mortgage loans - LOCOM	37	—	—	37	37
Total loans held for sale	1,172	—	1,109	66	1,175
Securities available for sale (a)	8,707	—	8,707	—	8,707
Securities held to maturity	712	—	705	—	705
Derivative assets (a)	324	12	312	—	324
Other assets:
Tax credit investments	456	—	—	450	450
Deferred compensation mutual funds	125	125	—	—	125
Equity, mutual funds, and other (b)	257	25	—	232	257
Total other assets	838	150	—	682	832
Total assets	$83,091	$15,069	$13,037	$55,809	$83,915
Liabilities:
Defined maturity deposits	$3,500	$—	$3,524	$—	$3,524
Trading liabilities (a)	426	—	426	—	426
Short-term financial liabilities:
Federal funds purchased	775	—	775	—	775
Securities sold under agreements to repurchase	1,247	—	1,247	—	1,247
Other short-term borrowings	102	—	102	—	102
Total short-term financial liabilities	2,124	—	2,124	—	2,124
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	59	—	—	58	58
Secured borrowings	6	—	—	6	6
Junior subordinated debentures	148	—	—	150	150
Other long term borrowings	1,331	—	1,452	—	1,452
Total term borrowings	1,590	—	1,452	261	1,713
Derivative liabilities (a)	128	11	94	23	128
Total liabilities	$7,768	$11	$7,620	$284	$7,915

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $29 million and FRB stock of $203 million.

198	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of December 31, 2022 and December 31, 2021:
Table 8.23.8
UNFUNDED COMMITMENTS

	Contractual Amount		Fair Value
(Dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Unfunded Commitments:
Loan commitments	$25,953	$24,229	$1	$1
Standby and other commitments	754	810	7	6

199	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Note 24—Parent Company Financial Information
Following are statements of the parent company:
Parent Company Balance Sheets

Balance Sheets	December 31,
(Dollars in millions)	2022	2021
Assets:
Cash	$1,335	$724
Notes receivable	3	3
Investments in subsidiaries:
Bank	7,861	8,381
Non-bank	42	65
Other assets	251	291
Total assets	$9,492	$9,464
Liabilities and equity:
Accrued employee benefits and other liabilities	$293	$321
Term borrowings	948	944
Total liabilities	1,241	1,265
Total equity	8,251	8,199
Total liabilities and equity	$9,492	$9,464

Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Dividend income:
Bank	$435	$770	$180
Non-bank	16	—	—
Total dividend income	451	770	180
Other income (loss)	22	(26)	—
Total income	473	744	180
Interest expense - term borrowings	31	31	39
Personnel and other expense	128	89	54
Total expense	159	120	93
Income before income taxes	314	624	87
Income tax benefit	(31)	(35)	(18)
Income before equity in undistributed net income of subsidiaries	345	659	105
Equity in undistributed net income (loss) of subsidiaries:
Bank	561	332	736
Non-bank	(6)	8	4
Net income attributable to the controlling interest	$900	$999	$845

200	2022 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Parent Company Statements of Cash Flows

(Dollars in millions)	2022	2021	2020
Operating activities:
Net income	$900	$999	$845
Less undistributed net income of subsidiaries	555	340	740
Income before undistributed net income of subsidiaries	345	659	105
Adjustments to reconcile income to net cash provided by operating activities:
Deferred income tax expense	7	8	5
Stock-based compensation expense	76	43	32
Loss on extinguishment of debt	—	26	—
Gain on sale of title services business	(22)	—	—
Other operating activities, net	2	(11)	25
Total adjustments	63	66	62
Net cash provided by operating activities	408	725	167
Investing activities:
Proceeds from sales and prepayments of securities	8	3	—
Purchases of securities	(1)	(10)	(5)
(Investment in) return on subsidiary	13	8	(2)
Cash received for business combination, net	—	—	103
Proceeds from business divestitures, net	22	—	—
Net cash provided by investing activities	42	1	96
Financing activities:
Proceeds from issuance of preferred stock	494	145	144
Call of preferred stock	—	(100)	—
Cash dividends paid - preferred stock	(32)	(33)	(17)
Common stock:
Stock options exercised	36	28	7
Cash dividends paid	(324)	(333)	(222)
Repurchase of shares	(13)	(416)	(4)
Proceeds from issuance of term borrowings	—	—	795
Repayment of term borrowings	—	(120)	(500)
Other financing activities, net	—	—	(8)
Net cash provided by (used in) financing activities	161	(829)	195
Net increase (decrease) in cash and cash equivalents	611	(103)	458
Cash and cash equivalents at beginning of year	724	827	369
Cash and cash equivalents at end of year	$1,335	$724	$827
Total interest paid	$35	$35	$33
Income taxes received from subsidiaries	42	28	33

201	2022 FORM 10-K ANNUAL REPORT

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
Reports on Internal Control over Financial Reporting
The report of management required by Item 308(a) of Regulation S-K appears at page 107, and the attestation report required by Item 308(b) of Regulation S-K appears starting at page 108, of our 2022 Financial Statements (Item 8). Both are incorporated herein by this reference.
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
Not applicable.

202	2022 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

PART III

Item 10.    Directors and Executive Officers of the Registrant
Required Item 10 Information
In 2022 there were no material amendments to the procedures, described in our 2023 Proxy Statement under the caption Shareholder Recommendations and Nominations; Committee Consideration of Shareholder Recommendations of Nominees, by which security holders may recommend nominees to our Board of Directors.
Our bylaws contain a process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting, and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2023 Proxy Statement under the captions Shareholder Recommendations and Nominations and 2024 Annual Meeting—Proposal & Nomination Deadlines, which information is incorporated herein by reference.
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of FHN and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on our current internet website at www.firsthorizon.com: click on “Investor Relations,” at the bottom of the web page, then hover over “Corporate Governance” near the top of the page, then click on “Governance Documents.” Scroll down the Governance Documents page to find a link to the Code. A paper copy of the Code is available without charge upon written request addressed to our Corporate Secretary at our main office, 165 Madison Avenue, Memphis, Tennessee 38103. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on our internet website, the address for which is listed in this paragraph above.
Other information required by this Item related to the topics mentioned in Table 10.1 is incorporated herein by reference to the disclosures indicated in the Table.

Table 10.1
ITEM 10 TOPICS TABLE

Item 10 Topics	Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and Audit Committee financial experts
In our 2023 Proxy Statement: Independence & Categorical Standards, Committee Charters & Composition, Audit Committee, and Vote Item 1—Election of Directors (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)

Executive officers	In the Supplemental Part I Information following Item 4 of this report: Executive Officers of the Registrant, beginning on page 54
Compliance with Section 16(a) of the Securities Exchange Act of 1934	In our 2023 Proxy Statement: Delinquent Section 16(a) Reports

203	2022 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

First Horizon Directors

Table 10.2
OUR BOARD OF DIRECTORS
(at February 20, 2023)

Harry V. Barton, Jr. Age 68 CPA and Owner, Barton Advisory Services, LLC, an investment advisory firm	John N. Casbon Age 74 Retired Executive Vice President, First American Title Insurance Company, a title insurance company	John C. Compton Age 61 Partner, Clayton, Dubilier & Rice a private equity firm
Wendy P. Davidson Age 53 President and Chief Executive Officer The Hain Celestial Group, Inc., an organic and natural products company	William H. Fenstermaker Age 74 Chairman and CEO, C.H. Fenstermaker and Associates, LLC, a surveying, mapping, engineering, and environmental consulting company	D. Bryan Jordan Age 61 Chairman of the Board, President and Chief Executive Officer, First Horizon Corporation, a financial services company
J. Michael Kemp, Sr. Age 52 Founder and Chief Executive Officer, Kemp Management Solutions, a program management and consulting firm	Rick E. Maples Age 64 Retired Co-Head of Investment Banking, Stifel, Nicolaus and Company, Incorporated, a financial services company	Vicki R. Palmer Age 69 President, The Palmer Group, LLC a general consulting firm
Colin V. Reed Age 75 Chairman of the Board and Chief Executive Officer, Ryman Hospitality Properties, Inc. a real estate investment trust	E. Stewart Shea, III Age 71 Private Investor	Cecelia D. Stewart Age 64 Retired President, U.S. Consumer & Commercial Banking, Citigroup, Inc. a financial services company
Rosa Sugrañes Age 65 Founder and former Chief Executive Officer, Iberia Tiles, a ceramic tile distributor		R. Eugene Taylor Age 75 Retired Chairman of the Board and Chief Executive Officer, Capital Bank Financial Corp., a financial services company

204	2022 FORM 10-K ANNUAL REPORT

ITEM 11. EXECUTIVE COMPENSATION

Item 11.    Executive Compensation
The information called for by this Item is incorporated herein by reference to the following sections of our 2023 Proxy Statement: Compensation Committee, Compensation Committee Interlocks & Insider Participation, Director Compensation, Compensation Discussion & Analysis, Recent Compensation, Post-Employment Compensation, Pay Ratio of CEO to Median Employee, and any Appendix to our Proxy Statement referenced in those sections.
The sub-section of our 2023 Proxy Statement captioned Compensation Risk, within the Compensation Committee section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.
The information required by Item 407(e)(5) of Regulation S-K is provided in our 2023 Proxy Statement within the Compensation Committee section under the sub-section captioned Compensation Committee Report. As permitted by the instructions for that Item, the information under that sub-section is not “filed” with this report.

205	2022 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
Table 12.1 provides information as of December 31, 2022 regarding shares of our common stock that may be issued under the following plans:
•2021 Incentive Plan ("2021 Plan")
•Equity Compensation Plan (“ECP”)
•IBERIABANK Corporation 2019 Stock Incentive Plan ("SIP")
•1997 Employee Stock Option Plan (“1997 Plan”)
•2002 Bank Director and Advisory Board Member Deferral Plan (“Advisory Board Plan”)
•2000 Non-employee Directors’ Deferred Compensation Stock Option Plan (“2000 Directors’ Plan”)
•The following IBERIABANK Corporation plans (together with the SIP, the “IBKC Plans”): 2016 Stock Incentive Plan; Amended and Restated 2010 Stock Incentive Plan; and 2005 Stock Incentive Plan
•The following Capital Bank Financial Corp. plans (“CBF Plans”): Capital Bank Financial Corp. 2013 Omnibus Compensation Plan; North American Financial Holdings 2010 Equity Incentive Plan; and FNB United Corp. 2012 Incentive Plan

Table 12.1
EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2022

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (1)		Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Col. A)
Equity Compensation Plans Approved by Shareholders (2)	2,418,040	(3)	$15.70	6,266,253
Equity Compensation Plans Not Approved by Shareholders (4)	19,406	(4)	$17.59	—	(4)
Totals for A & C, wtd avg for B	2,437,446		$15.72	6,266,253
(1)    The numbers of shares covered by stock options and the related option prices have been adjusted proportionately to reflect the estimated economic effects of dividends distributed in common stock effective October 1, 2008 through January 1, 2011. The cumulative compound adjustment factor related to those dividends is 20.038%.
(2)    Consists of the 2021 Plan, the ECP, the 2000 Directors’ Plan, the IBKC Plans, and the CBF Plans. The 2021 Plan was approved by shareholders in 2021 and remains active. The number of shares in Column C is entirely under the 2021 Plan; as provided in the 2021 Plan, the Col. C number includes the new/additional shares originally authorized under the 2021 Plan along with shares underlying ECP awards that have been forfeited or cancelled since the 2021 Plan was approved by shareholders, net of shares underlying 2021 Plan awards that are outstanding or have been paid. The ECP initially was approved by shareholders in 2003, most recently was re-approved in 2016, and has terminated. The 2000 Directors’ Plan was approved by shareholders in 2000, and has terminated. The IBKC Plans were approved by IBKC's shareholders in 2005, 2020, 2011, 2014, 2016, and 2019, and all have terminated. FHN and IBKC closed a merger-of-equals transaction in 2020, as a result of which FHN became the plan sponsor for the IBKC Plans and their awards. The CBF Plans were approved by shareholders of CBF or certain other predecessor companies, and all have terminated. FHN merged with CBF in 2017, as a result of which FHN became the plan sponsor for the CBF Plans and their awards. "Terminated" means no new awards may be granted under the plan.
(3)    Consists entirely of outstanding options issued under terminated plans approved by shareholders, 9,060 of which directly or indirectly were issued in connection with non-employee director cash deferrals of approximately $0.1 million.
(4)    Consists of the 1997 Plan and the Advisory Board Plan, both of which have terminated. These outstanding options were issued directly or indirectly in connection with associate and advisory board cash deferrals of approximately $0.3 million.

206	2022 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Only the 2021 Plan permits new awards to be granted; all other plans have terminated. At December 31, 2022, there were no shares issuable upon exercise of outstanding options under the 2021 Plan, and the total number of shares issuable upon exercise of outstanding options under the terminated plans was 2,437,446 shares.
Shares covered by outstanding options are shown in column A of Table 12.1. Outstanding equity awards other than options ("full-value awards"), consisting of unpaid stock units and restricted stock, are not included in any column in that Table. In total, 13,033,646 shares are covered by unpaid full-value awards, all granted under the 2021 Plan, the ECP, or the SIP. Of those, 12,237,301 are covered by unvested awards, and 796,345 are covered by awards that have vested but are subject to an unfulfilled mandatory deferral period.
Column C of Table 12.1 presents the total number of shares available for new awards under the 2021 Plan at
December 31, 2022, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. The 2021 Plan permits the grant of options and full-value awards, as well as stock appreciation rights (none of which have been granted).
Of the options outstanding at December 31, 2022 (the total under column A), approximately 1% were issued directly or indirectly in connection with associate and director cash deferral elections. We received over many years a total of approximately $0.3 million in associate cash deferrals and $0.1 million in non-employee director and advisory board retainer and meeting fee deferrals related to outstanding deferral options. The opportunity to defer portions of compensation in exchange for options has not been offered to associates, directors, or advisory board members since 2004.
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
As of December 31, 2022, options covering 17,915 shares of our common stock were outstanding under the 1997 Plan, no shares remained available for future option grants, and options covering 21,108,924 shares had been exercised during the life of the plan. The 1997 Plan was filed most recently as Exhibit 10.2(d) in our Form 10-Q for the quarter ended June 30, 2009.
The Advisory Board Plan
The Advisory Board Plan was adopted by the Board of Directors in 2001, and terminated in 2005.
Options granted under the Advisory Board Plan were granted only to regional and advisory board members, or to directors of certain bank affiliates, in any case who were not associates. The options were granted in lieu of the participants receiving retainers or attendance fees for bank board and advisory board meetings. The number of shares subject to grant equaled the amount of fees/retainers earned divided by one half of the fair market value of one share of common stock on the date of the option grant. The exercise price plus the amount of fees foregone equaled the fair market value of the stock on the grant date. The options were vested at the grant date. Those granted on or before January 2, 2004 had terms of twenty years, and are the only options still outstanding.
As of December 31, 2022, options covering 1,491 shares of our common stock were outstanding under the Advisory Board Plan, no shares remained available for future option grants, and options covering 19,408 shares had been exercised during the life of the Plan. The Advisory Board Plan was filed most recently as Exhibit 10.1(h) to our Form 10-Q for the quarter ended June 30, 2009.

207	2022 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Corporation Stock
The information required for this Item pursuant to Item 403(a) and (b) of Regulation S-K is presented in our 2023 Proxy Statement under the heading Stock Ownership
Information. That information is incorporated into this Item by reference.
Change in Control Arrangements
The information presented in Item 1 under the caption 2022 Merger Agreement with Toronto-Dominion Bank, which begins on page 15, is incorporated into this Item by reference.

208	2022 FORM 10-K ANNUAL REPORT

ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS AND ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Item 13.    Certain Relationships and Related Transactions
The information called for by this Item is presented in the following sections of our 2023 Proxy Statement: Related Party Transaction Procedures; Transactions with Related Persons; and Independence & Categorical Standards. That information is incorporated into this Item by reference.
Our independent directors and nominees are identified in the Independence discussion within the Independence & Categorical Standards section of our 2023 Proxy Statement.

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
Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years is incorporated herein by reference to the section of our 2023 Proxy Statement captioned Vote Item 2—Auditor Ratification. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

209	2022 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements & Related Reports
Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of 2022 Financial Statements (Item 8) indicated in Table 15.1.

Table 15.1

Item 8 Page	Statement, Note, or Report Incorporated into Item 15
107	Report of Management on Internal Control over Financial Reporting
108	Reports of Independent Registered Public Accounting Firm
112	Consolidated Balance Sheets as of December 31, 2022 and 2021
113	Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
115	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
116	Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021, and 2020
117	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
119	Notes to the Consolidated Financial Statements

Financial Statement Schedules
Not applicable.

Exhibits
In the exhibit table that follows: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this report or as a separate disclosure document; and the phrase “2022 named executive officers” refers to those executive officers whose 2022 compensation is described in our 2023 Proxy Statement. All references to “First Horizon National Corporation” or to "First Tennessee National Corporation" refer to us, under previous corporate names.
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

210	2022 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Table 15.2
10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]				10-K	2.1	3/1/2022
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/3/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated effective January 24, 2023				8-K	3.1	1/25/2023
4.1	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.2	Form of Depositary Receipt--Series B (included as part of Exhibit 4.1 to this report)				8-K	4.1	7/2/2020
4.3	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.4	Form of Depositary Receipt--Series C (included as part of Exhibit 4.3 to this report)				8-K	4.2	7/2/2020
4.5	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series D]				8-K	4.3	7/2/2020
4.6	Form of Depositary Receipt--Series D (included as part of Exhibit 4.5 to this report)				8-K	4.3	7/2/2020
4.7	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.8	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.9	Form of Depositary Receipt--Series E (included as part of Exhibit 4.7 to this report)				8-K	4.1	5/28/2020
4.10	Deposit Agreement, dated as of May 3, 2021, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series F]				8-K	4.1	5/03/2021
4.11	Form of certificate representing the Series F Preferred Stock				8-K	4.2	5/03/2021
4.12	Form of Depositary Receipt-Series F representing the Depositary Shares (included as part of Exhibit 4.10 to this report)				8-K	4.1	5/03/2021
4.13	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				10-Q 2Q21	4.4	8/5/2021
4.14	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1 (a)	2021 Incentive Plan		X		Proxy 2021	App. A	3/15/2021
10.1 (b)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1 (c)	IBERIABANK Corporation 2019 Stock Incentive Plan		X		10-K 2020	10.1(b)	2/25/2021

211	2022 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.1 (d)	IBERIABANK Corporation 2016 Stock Incentive Plan		X		10-K 2020	10.1(c)	2/25/2021
10.1 (e)	IBERIABANK Corporation 2010 Stock Incentive Plan		X		10-K 2020	10.1(d)	2/25/2021
10.1 (f)	1997 Employee Stock Option Plan, as restated for amendments through Dec. 15, 2008		X		10-Q 2Q09	10.2(d)	8/6/2009
10.1 (g)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through Dec. 15, 2008		X		10-Q 2Q09	10.1(e)	8/6/2009
	Performance-Based Equity Award Documents
10.2 (a)	Form of Grant Notice for Special Retention Stock Units [2016]		X		10-Q 1Q16	10.6	5/6/2016
10.2 (b)	Form of Grant Notice for Executive Performance Stock Units [2020]		X		10-Q 1Q20	10.1	5/8/2020
10.2 (c)	Form of Grant Notice for Executive Performance Stock Units [2021]		X		10-Q 1Q21	10.1	5/6/2021
10.2 (d)	Form of Grant Notice for Executive Performance Stock Units [2022]		X		10-Q 1Q22	10.1	5/6/2022
10.2 (e)	Form of Grant Notice for Executive Performance Stock Units [2023]	X	X
	Stock Option Award Documents
10.3 (a)	Form of Agreement to Defer Receipt of Shares Following Option Exercise		X		10-Q 2Q17	10.1	8/8/2017
10.3 (b)	Form of Stock Option Grant Notice		X		10-K 2004	10.5(e)	3/14/2005
10.3 (c)	First Tennessee Stock Option Enhancement Program		X		10-K 2006	10.5(o)	2/28/2007
10.3 (d)	Form of Grant Notice for Executive Stock Options [2016]		X		10-Q 1Q16	10.2	5/6/2016
10.3 (e)	Form of Grant Notice for Special Retention Stock Options [2016]		X		10-Q 1Q16	10.5	5/6/2016
10.3 (f)	Form of Grant Notice for Executive Stock Options [2017]		X		10-Q 1Q17	10.2	5/8/2017
10.3 (g)	Form of Grant Notice for Executive Stock Options [2018]		X		10-Q 1Q18	10.2	5/8/2018
10.3 (h)	Form of Grant Notice for Executive Stock Options [2019]		X		10-Q 1Q19	10.2	5/8/2019
10.3 (i)	Form of Grant Notice for Executive Stock Options [2020]		X		10-Q 1Q20	10.2	5/8/2020
10.3 (j)	Form of IBERIABANK Corporation Stock Option Agreement		X		10-K 2020	10.3(l)	2/25/2021
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Restricted Stock Units [2020]		X		10-Q 1Q20	10.3	5/8/2020
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units [2021]		X		10-Q 1Q21	10.2	5/6/2021
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units - Special Bonus-Driven Award [2021]		X		10-Q 1Q21	10.3	5/6/2021
10.4 (d)	Form of Grant Notice for Executive Restricted Stock Units [2022]		X		10-Q 1Q22	10.2	5/6/2022
10.4 (e)	Form of Grant Notice for Executive Restricted Stock Units [2023]	X	X
10.4 (f)	Form of Grant Notice for Retention RSUs—TD Merger Integration Award Program (Special Leader Group) [2022-23]		X		10-Q 2Q22	10.1	8/4/2022

212	2022 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.4 (g)	Form of Grant Notice for Restricted Cash Units—TD Merger Program [2023]	X	X
10.4 (h)	Form of IBERIABANK Corporation Restricted Stock Agreement		X		10-K 2020	10.4(f)	2/25/2021
10.4 (i)	Director Compensation Policy, as adopted April 27, 2021		X		10-Q 1Q21	10.4	5/6/2021
	Management Cash Incentive Plan Documents
10.5 (a)	Executive Bonus Plan		X		8-K	10.1	10/27/2021
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (a)	February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		8-K	10.7(a2)	2/26/2007
10.6 (b)	Form of Amendment to February 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a4)	11/7/2007
10.6 (c)	October 2007 form of change-in-control severance agreement between FHN and its executive officers		X		10-Q 3Q07	10.7(a5)	11/7/2007
10.6 (d)	Form of Change in Control Severance Agreement offered to executive officers from November 2008 through January 2021		X		8-K	10.2	11/24/2008
10.6 (e)	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6 (f)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007
10.6 (g)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6 (h)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (i)	Form of First Horizon Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (j)	Letter agreement, dated as of November 3, 2019, by and between First Horizon and D. Bryan Jordan		X		8-K	10.1	11/7/2019
10.6 (k)	Form of Retention Agreement [entered into with certain executives of First Horizon, November 2019]		X		8-K	10.2	11/7/2019
10.6 (l)	Amended and Restated Agreement, dated August 20, 2001, between IBERIABANK Corporation and Daryl G. Byrd		X		10-K 2020	10.6(l)	2/25/2021
10.6 (m)	Letter agreement, dated as of November 3, 2019, between IBERIABANK Corporation and Daryl G. Byrd		X		10-K 2020	10.6(m)	2/25/2021
10.6 (n)	Letter agreement, dated as of November 3, 2019, between First Horizon National Corporation and Daryl G. Byrd		X		8-K	99.1	11/7/2019
10.6 (o)	Form of letter agreement [entered into with certain executives of IBERIABANK Corporation, November 2019]		X		10-K 2020	10.6(o)	2/25/2021
10.6 (p)	Retention Agreement of Anthony J. Restel, dated November 3,2019		X		8-K	10.1	7/2/2020
10.6 (q)	Conformed copy of offer letter [Hope Dmuchowski]		X		8-K	10.1	11/9/2021
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors and Officers under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q22	10.1	11/7/2022
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019

213	2022 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors		X		10-K 2020	10.8(b)	2/25/2021
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Certain Executive Officers	X	X
10.8 (h)	Description of 2023 Salary Rates for 2022 Named Executive Officers	X	X
Other Exhibits
14	Code of Ethics for Senior Financial Officers	X
21	Subsidiaries of First Horizon Corporation	X
23	Accountant’s Consents	X
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at December 31, 2022 and 2021
(ii) Consolidated Statements of Income for the Years Ended December 31, 2022, 2021, and 2020
(iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020.
(iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021, and 2020.
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020.
(vi) Notes to the Consolidated Financial Statements
X

214	2022 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
101. INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

Item 16. Form 10-K Summary
Not applicable.

215	2022 FORM 10-K ANNUAL REPORT

SIGNATURES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON CORPORATION

Date: March 1, 2023	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date*	Signature*	Title	Date*
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)	*	Hope Dmuchowski Hope Dmuchowski	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	*
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	*	Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	*
John N. Casbon John N. Casbon	Director	*	John C. Compton John C. Compton	Director	*
Wendy P. Davidson Wendy P. Davidson	Director	*	William H. Fenstermaker William H. Fenstermaker	Director	*
J. Michael Kemp, Sr. J. Michael Kemp, Sr.	Director	*	Rick E. Maples Rick E. Maples	Director	*
Vicki R. Palmer Vicki R. Palmer	Director	*	Colin V. Reed Colin V. Reed	Director	*
E. Stewart Shea III E. Stewart Shea III	Director	*	Cecelia D. Stewart Cecelia D. Stewart	Director	*
Rosa Sugrañes Rosa Sugrañes	Director	*	R. Eugene Taylor R. Eugene Taylor	Director	*

*By: /s/ Clyde A. Billings, Jr.	March 1, 2023
Clyde A. Billings, Jr.
As Attorney-in-Fact

216	2022 FORM 10-K ANNUAL REPORT