Form 10-Q
period 2023-03-31
FIRST HORIZON CORP
filed 2023-05-08
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 28, 2023
Common Stock, $.625 par value	537,811,498

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AMERIBOR	American Interbank Offered Rate
AOCI	Accumulated other comprehensive income
ARRC	Alternative Reference Rates Committee
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
BSBY	Bloomberg short-term bank yield index
C&I	Commercial, financial, and industrial loan portfolio
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation

FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned

1	1Q23 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably possible Loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, TD-US, and a TD-US subsidiary which the parties mutually terminated on May 4, 2023
TD Transaction	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	1Q23 FORM 10-Q REPORT

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
•any adverse effect on FHN resulting from the termination of the TD Transaction;
•the outcome of any legal proceedings that may be instituted against FHN, including potential litigation that may be instituted against FHN or its directors or officers related to the TD Transaction or the TD Merger Agreement;
•reputational risk and potential adverse reactions or changes to business or employee relationships, including those resulting from the termination of the TD Transaction; and

3	1Q23 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

•other factors that may affect the future results of FHN.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and FHN’s estimates and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report or those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing FHN’s prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk and uncertainty factors discussed in Item 1A of Part II of this report and in the forepart, and in Items 1, 1A, and 7, of FHN’s most recent Annual Report on Form 10-K, among others.

4	1Q23 FORM 10-Q REPORT

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

The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table I.2.22 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

5	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

6	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31,
	March 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Cash and due from banks	$987	$1,061
Interest-bearing deposits with banks	2,488	1,384
Federal funds sold and securities purchased under agreements to resell	309	482
Trading securities	1,122	1,375
Securities available for sale at fair value	8,954	8,836
Securities held to maturity (fair value of $1,214 and $1,209, respectively)	1,362	1,371
Loans held for sale (including $68 and $51 at fair value, respectively)	650	590
Loans and leases	59,045	58,102
Allowance for loan and lease losses	(715)	(685)
Net loans and leases	58,330	57,417
Premises and equipment	603	612
Goodwill	1,511	1,511
Other intangible assets	222	234
Other assets	4,191	4,080
Total assets	$80,729	$78,953

Liabilities
Noninterest-bearing deposits	$21,134	$23,466
Interest-bearing deposits	40,306	40,023
Total deposits	61,440	63,489
Trading liabilities	144	335
Short-term borrowings	6,484	2,506
Term borrowings	1,605	1,597
Other liabilities	2,161	2,479
Total liabilities	71,834	70,406

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 31,686 shares	1,014	1,014
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 537,618,507 and 537,100,615 shares, respectively	336	336
Capital surplus	4,863	4,840
Retained earnings	3,595	3,430
Accumulated other comprehensive loss, net	(1,208)	(1,368)
FHN shareholders' equity	8,600	8,252
Noncontrolling interest	295	295
Total equity	8,895	8,547
Total liabilities and equity	$80,729	$78,953

See accompanying notes to consolidated financial statements.

7	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2023	2022
Interest income
Interest and fees on loans and leases	$806	$444
Interest and fees on loans held for sale	11	10
Interest on investment securities	62	38
Interest on trading securities	20	11
Interest on other earning assets	21	7
Total interest income	920	510
Interest expense
Interest on deposits	171	11
Interest on trading liabilities	3	2
Interest on short-term borrowings	38	1
Interest on term borrowings	20	17
Total interest expense	232	31
Net interest income	688	479
Provision for credit losses	50	(40)
Net interest income after provision for credit losses	638	519
Noninterest income
Deposit transactions and cash management	42	44
Fixed income	39	73
Brokerage, management fees and commissions	22	24
Card and digital banking fees	20	20
Other service charges and fees	13	13
Trust services and investment management	11	13
Mortgage banking and title income	5	22
Securities gains (losses), net	—	6
Other income	19	14
Total noninterest income	171	229
Noninterest expense
Personnel expense	271	280
Net occupancy expense	31	32
Computer software	28	29
Operations services	22	20
Advertising and public relations	14	11
Contract employment and outsourcing	12	19
Amortization of intangible assets	12	13
Equipment expense	11	11
Communications and delivery	9	10
Legal and professional fees	8	23
Other expense	60	45
Total noninterest expense	478	493
Income before income taxes	331	255
Income tax expense	76	57
Net income	$255	$198
Net income attributable to noncontrolling interest	4	3
Net income attributable to controlling interest	$251	$195
Preferred stock dividends	8	8
Net income available to common shareholders	$243	$187

8	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

Basic earnings per common share	$0.45	$0.35
Diluted earnings per common share	$0.43	$0.34
Weighted average common shares	536,938	533,218
Diluted average common shares	571,991	549,809

See accompanying notes to consolidated financial statements.

9	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(Dollars in millions) (Unaudited)	2023	2022
Net income	$255	$198
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	114	(404)
Net unrealized gains (losses) on cash flow hedges	44	(21)
Net unrealized gains (losses) on pension and other postretirement plans	2	1
Other comprehensive income (loss)	160	(424)
Comprehensive income (loss)	415	(226)
Comprehensive income attributable to noncontrolling interest	4	3
Comprehensive income (loss) attributable to controlling interest	$411	$(229)
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$36	$(130)
Net unrealized gains (losses) on cash flow hedges	14	(7)
Net unrealized gains (losses) on pension and other postretirement plans	1	1

See accompanying notes to consolidated financial statements

10	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2023
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2022	31,686	$1,014	537,101	$336	$4,840	$3,430	$(1,368)	$295	$8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	251	—	4	255
Other comprehensive income	—	—	—	—	—	—	160	—	160
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased	—	—	(159)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	677	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2023	31,686	$1,014	537,619	$336	$4,863	$3,595	$(1,208)	$295	$8,895

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494
Net income	—	—	—	—	—	195	—	3	198
Other comprehensive income (loss)	—	—	—	—	—	—	(424)	—	(424)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494							494
Common stock repurchased	—	—	(120)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,130	1	14	—	—	—	15
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2022	31,686	$1,014	534,587	$334	$4,769	$2,996	$(712)	$295	$8,696

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

11	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Dollars in millions) (Unaudited)	2023	2022
Operating Activities
Net income	$255	$198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	50	(40)
Deferred income tax expense (benefit)	6	38
Depreciation and amortization of premises and equipment	14	15
Amortization of intangible assets	12	13
Net other amortization and accretion	4	(10)
Net (increase) decrease in trading securities	375	514
Net (increase) decrease in derivatives	(266)	395
Stock-based compensation expense	22	14
Securities (gains) losses, net	—	(6)
Loans held for sale:
Purchases and originations	(477)	(1,511)
Gross proceeds from settlements and sales	293	920
(Gain) loss due to fair value adjustments and other	2	13
Other operating activities, net	(359)	141
Total adjustments	(324)	496
Net cash provided by (used in) operating activities	(69)	694
Investing Activities
Proceeds from maturities of securities available for sale	244	408
Purchases of securities available for sale	(221)	(1,492)
Proceeds from prepayments of securities held to maturity	10	11
Proceeds from sales of premises and equipment	—	4
Purchases of premises and equipment	(5)	(10)
Net (increase) decrease in loans and leases	(949)	(134)
Net (increase) decrease in interest-bearing deposits with banks	(1,103)	1,359
Other investing activities, net	2	8
Net cash provided by (used in) investing activities	(2,022)	154
Financing Activities
Common stock:
Stock options exercised	5	15
Cash dividends paid	(83)	(82)
Repurchase of shares	(4)	(2)
Preferred stock:
Preferred stock issuance	—	494
Cash dividends paid - preferred stock - noncontrolling interest	(4)	(3)
Cash dividends paid - preferred stock	(8)	(8)
Net increase (decrease) in deposits	(2,049)	(781)
Net increase (decrease) in short-term borrowings	3,979	(405)
Increases (decreases) in term borrowings	8	1
Net cash provided by (used in) financing activities	1,844	(771)
Net increase (decrease) in cash and cash equivalents	(247)	77
Cash and cash equivalents at beginning of period	1,543	1,788
Cash and cash equivalents at end of period	$1,296	$1,865

Supplemental Disclosures
Total interest paid	$200	$19
Total taxes paid	3	2
Total taxes refunded	2	1
Transfer from loans to OREO	2	—
Transfer from loans HFS to trading securities	122	736

See accompanying notes to consolidated financial statements.

12	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
Notes to the Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with FHN's audited consolidated financial statements and notes in FHN's Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified to conform to the current period presentation. See the Glossary of Acronyms and Terms included in this Report for terms used herein.
TD Transaction
As previously disclosed, on February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), and certain TD subsidiaries. On May 4, 2023, FHN and TD mutually terminated the TD Merger Agreement.
Merger and integration planning expenses related to the transactions associated with the TD Merger Agreement are recorded in FHN’s Corporate segment. Expenses recognized during the three months ended March 31, 2023 and 2022 were $21 million and $9 million, respectively.
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
FHN has identified contracts affected by reference rate reform and developed modification plans for those contracts. FHN has elected to utilize the optional expedients and exceptions provided by ASU 2020-04 for certain contract modifications that have already been implemented. For cash flow hedges that reference 1-Month USD LIBOR, FHN has applied expedients related to 1) the assumption of probability of cash flows when reference rates are changed on hedged items 2) avoiding de-designation when critical terms (i.e., reference rates) change and 3) the allowed assumption of shared risk exposure for hedged items. For its 2022 and 2023 cash flow hedges that reference 1-Month Term SOFR, FHN has applied expedients related to 1) the allowed assumption of shared risk exposure for hedged items and 2) multiple allowed assumptions of conformity between hedged items and the hedging instrument when assessing effectiveness. FHN anticipates that it will continue to utilize the expedients and exceptions for future modifications in situations where they mitigate potential accounting outcomes that do not faithfully represent management’s intent or risk management activities, consistent with the purpose of the standard.
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

13	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
Summary of Accounting Changes

ASU 2022-01

In March 2022, the FASB issued ASU 2022-01, "Fair Value Hedging - Portfolio Layer Method", which will expand FHN's ability to hedge the benchmark interest rate risk of portfolios of financial interests (or beneficial interests) in a fair value hedge. The provisions of ASU 2022-01 also permit FHN to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, namely by expanding the use of the "portfolio layer" method to non-prepayable financial assets. ASU 2022-01 also permits multiple hedged layers to be designated as a single closed portfolio to achieve hedge accounting. Additionally, the ASU requires that basis adjustments must be maintained on the closed portfolio of assets as a whole, and not allocated to individual assets for active portfolio layer method hedges. ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. FHN may utilize the provisions of ASU 2022-01 in its future hedging strategies.
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
ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the transition method related to the recognition and measurement of TDRs, FHN elected to apply the modified retrospective transition effective January 1, 2023, resulting in a cumulative-effect reduction in ALLL of $6 million and an increase to retained earnings of $4 million, net of tax. The disclosure provisions of ASU
2022-02 are applied prospectively and presented in Note 3 – Loans and Leases and Note 4 – Allowance for Credit Losses.
Accounting Changes Issued But Not Currently Effective

ASU 2023-02

In March 2023, the FASB issued ASU 2023-02, “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” which permits investors to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax provision (benefit). Prior to ASU 2023-02, the proportional amortization method was only available to qualifying low income housing equity investments. An investor is required to make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis. An investor that applies the proportional amortization method to qualifying tax equity investments must account for the receipt of the investment tax credits using the flow-through method, even if the entity applies the deferral method for other investment tax credits received. ASU 2023-02 also requires specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method.
ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If ASU 2023-02 is adopted in an interim period, it must be adopted as of the beginning of the fiscal year that includes that interim period. Adoption of ASU 2023-02 is applied on either a modified retrospective (cumulative catch up) or a retrospective (representment of prior years) basis. FHN is assessing 1) the applicability of ASU 2023-02 to its tax credit investments and 2) whether to elect the proportional amortization method for qualifying investments.

14	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of March 31, 2023 and December 31, 2022:

INVESTMENT SECURITIES AT MARCH 31, 2023
	March 31, 2023
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,416	$2	$(622)	$4,796
Government agency issued CMO	2,650	—	(336)	2,314
Other U.S. government agencies	1,374	6	(141)	1,239
States and municipalities	650	2	(47)	605
Total securities available for sale (a)	$10,090	$10	$(1,146)	$8,954

Securities held to maturity:
Government agency issued MBS	$889	$—	$(95)	$794
Government agency issued CMO	473	—	(53)	420
Total securities held to maturity	$1,362	$—	$(148)	$1,214

(a)Includes $6.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT YE 2022
	December 31, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,457	$1	$(695)	$4,763
Government agency issued CMO	2,682	—	(369)	2,313
Other U.S. government agencies	1,325	—	(162)	1,163
States and municipalities	658	1	(62)	597
Total securities available for sale (a)	$10,122	$2	$(1,288)	$8,836

Securities held to maturity:
Government agency issued MBS	$897	$—	$(109)	$788
Government agency issued CMO	474	—	(53)	421
Total securities held to maturity	$1,371	$—	$(162)	$1,209

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

15	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of March 31, 2023 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$9	$9
After 1 year through 5 years	—	—	127	123
After 5 years through 10 years	—	—	391	357
After 10 years	—	—	1,497	1,355
Subtotal	—	—	2,024	1,844
Government agency issued MBS and CMO (a)	1,362	1,214	8,066	7,110
Total	$1,362	$1,214	$10,090	$8,954

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gross gains and losses on sales of AFS securities for the three months ended March 31, 2023 and 2022 were insignificant. Cash proceeds from sales of AFS securities were insignificant for the three months ended March 31, 2023 and March 31, 2022.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2023 and December 31, 2022:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of March 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$700	$(20)	$3,996	$(602)	$4,696	$(622)
Government agency issued CMO	309	(15)	2,006	(321)	2,315	(336)
Other U.S. government agencies	265	(10)	733	(131)	998	(141)
States and municipalities	53	(2)	451	(45)	504	(47)
Total	$1,327	$(47)	$7,186	$(1,099)	$8,513	$(1,146)

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,314	$(249)	$2,350	$(446)	$4,664	$(695)
Government agency issued CMO	1,104	(123)	1,209	(246)	2,313	(369)
Other U.S. government agencies	643	(67)	424	(95)	1,067	(162)
States and municipalities	493	(48)	54	(14)	547	(62)
Total	$4,554	$(487)	$4,037	$(801)	$8,591	$(1,288)

16	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $30 million and $32 million as of March 31, 2023 and December 31, 2022, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both March 31, 2023 and December 31, 2022. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of March 31, 2023 and December 31, 2022. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $80 million and $79 million at March 31, 2023 and December 31, 2022, respectively. The year-to-date 2023 and 2022 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $2 million and $4 million were recognized in the three months ended March 31, 2023 and 2022, respectively, for equity investments with readily determinable fair values.

17	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Note 3—Loans and Leases
The loans and leases portfolio is disaggregated into portfolio segments and then further disaggregated into classes for certain disclosures. GAAP defines a portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally a disaggregation of a portfolio segment and is generally determined based on risk characteristics of the loan and FHN’s method for monitoring and assessing credit risk and performance. FHN's loan and lease portfolio segments are commercial and consumer. The classes of loans and leases are: (1) commercial, financial, and industrial, which includes commercial and industrial loans and leases and loans to mortgage companies, (2) commercial real estate, (3) consumer real estate, which includes both real estate installment and home equity lines of credit, and (4) credit card and other.
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of March 31, 2023 and December 31, 2022, excluding accrued interest of $227 million and $226 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	March 31, 2023	December 31, 2022
Commercial:
Commercial and industrial (a) (b)	$30,132	$29,523
Loans to mortgage companies	2,040	2,258
Total commercial, financial, and industrial	32,172	31,781
Commercial real estate	13,398	13,228
Consumer:
HELOC	2,114	2,028
Real estate installment loans	10,554	10,225
Total consumer real estate	12,668	12,253
Credit card and other	807	840
Loans and leases	$59,045	$58,102
Allowance for loan and lease losses	(715)	(685)
Net loans and leases	$58,330	$57,417

(a)Includes equipment financing leases of $1.1 billion for March 31, 2023 and December 31, 2022.
(b)Includes PPP loans fully guaranteed by the SBA of $53 million and $76 million as of March 31, 2023 and December 31, 2022, respectively.

Restrictions
Loans and leases with carrying values of $39.6 billion and $38.3 billion were pledged as collateral for borrowings at March 31, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of March 31, 2023, FHN had loans to mortgage companies of $2.0 billion and loans to finance and insurance companies of $4.2 billion. As a result, 19% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

18	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high, and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of March 31, 2023 and December 31, 2022:

C&I PORTFOLIO
	March 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$893	$5,814	$3,977	$1,800	$1,995	$4,717	$2,040	$9,411	$351	$30,998
Special Mention (PD grade 13)	1	24	59	17	128	87	—	177	1	494
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	36	34	57	132	43	189	—	104	85	680
Total C&I loans	$930	$5,872	$4,093	$1,949	$2,166	$4,993	$2,040	$9,692	$437	$32,172

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$5,856	$4,040	$1,980	$2,099	$1,229	$3,710	$2,258	$9,165	$371	$30,708
Special Mention (PD grade 13)	19	63	19	141	9	90	—	126	—	467
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	54	51	38	67	124	—	134	97	606
Total C&I loans	$5,916	$4,157	$2,050	$2,278	$1,305	$3,924	$2,258	$9,425	$468	$31,781

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.
(b)    Balances include PPP loans.

CRE PORTFOLIO
	March 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$240	$2,846	$3,442	$1,386	$1,704	$3,251	$233	$19	$13,121
Special Mention (PD grade 13)	—	—	1	2	85	57	—	—	145
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	1	4	11	48	59	9	—	132
Total CRE loans	$240	$2,847	$3,447	$1,399	$1,837	$3,367	$242	$19	$13,398

19	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,637	$3,324	$1,488	$1,855	$808	$2,565	$274	$20	$12,971
Special Mention (PD grade 13)	—	3	3	37	68	5	1	—	117
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	4	12	50	31	31	11	—	140
Total CRE loans	$2,638	$3,331	$1,503	$1,942	$907	$2,601	$286	$20	$13,228

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of March 31, 2023 and December 31, 2022. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	March 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$397	$2,157	$1,822	$800	$512	$1,516	$1,383	$60	$8,647
FICO score 720-739	45	292	245	114	97	258	184	17	1,252
FICO score 700-719	34	241	202	92	54	249	151	21	1,044
FICO score 660-699	42	207	136	88	55	328	192	21	1,069
FICO score 620-659	1	21	24	25	40	120	45	8	284
FICO score less than 620	2	15	19	31	12	261	18	14	372
Total	$521	$2,933	$2,448	$1,150	$770	$2,732	$1,973	$141	$12,668

20	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$2,154	$1,847	$819	$523	$278	$1,294	$1,297	$63	$8,275
FICO score 720-739	292	246	116	98	34	238	183	18	1,225
FICO score 700-719	242	206	93	55	35	226	142	22	1,021
FICO score 660-699	214	137	90	55	62	278	192	23	1,051
FICO score 620-659	21	24	25	41	20	105	47	9	292
FICO score less than 620	15	19	32	12	23	256	16	16	389
Total	$2,938	$2,479	$1,175	$784	$452	$2,397	$1,877	$151	$12,253

The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of March 31, 2023 and December 31, 2022.

CREDIT CARD & OTHER PORTFOLIO
	March 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$8	$31	$14	$6	$7	$28	$252	$8	$354
FICO score 720-739	1	3	2	2	1	4	33	1	47
FICO score 700-719	1	3	3	1	1	4	28	—	41
FICO score 660-699	—	3	1	1	1	8	31	1	46
FICO score 620-659	—	1	2	—	—	2	14	—	19
FICO score less than 620	2	7	6	6	10	85	183	1	300
Total	$12	$48	$28	$16	$20	$131	$541	$11	$807

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$36	$14	$10	$10	$4	$25	$291	$6	$396
FICO score 720-739	3	2	2	1	—	4	30	1	43
FICO score 700-719	3	3	1	1	—	4	33	1	46
FICO score 660-699	3	2	1	1	2	7	30	1	47
FICO score 620-659	1	3	1	—	—	3	18	—	26
FICO score less than 620	7	6	6	10	7	71	174	1	282
Total	$53	$30	$21	$23	$13	$114	$576	$10	$840

21	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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

The following table reflects accruing and non-accruing loans and leases by class on March 31, 2023 and December 31, 2022:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	March 31, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,902	$26	$—	$29,928	$127	$6	$71	$204	$30,132
Loans to mortgage companies	2,040	—	—	2,040	—	—	—	—	2,040
Total commercial, financial, and industrial	31,942	26	—	31,968	127	6	71	204	32,172
Commercial real estate:
CRE (b)	13,330	5	—	13,335	19	26	18	63	13,398
Consumer real estate:
HELOC (c)	2,049	15	5	2,069	33	5	7	45	2,114
Real estate installment loans (d)	10,415	27	2	10,444	56	12	42	110	10,554
Total consumer real estate	12,464	42	7	12,513	89	17	49	155	12,668
Credit card and other:
Credit card	286	4	5	295	—	—	—	—	295
Other	508	2	—	510	1	1	—	2	512
Total credit card and other	794	6	5	805	1	1	—	2	807
Total loans and leases	$58,530	$79	$12	$58,621	$236	$50	$138	$424	$59,045

	December 31, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,309	$50	$11	$29,370	$64	$10	$79	$153	$29,523
Loans to mortgage companies	2,258	—	—	2,258	—	—	—	—	2,258
Total commercial, financial, and industrial	31,567	50	11	31,628	64	10	79	153	31,781
Commercial real estate:
CRE (b)	13,208	11	—	13,219	7	—	2	9	13,228
Consumer real estate:
HELOC (c)	1,967	12	5	1,984	32	4	8	44	2,028
Real estate installment loans (d)	10,079	25	13	10,117	56	5	47	108	10,225
Total consumer real estate	12,046	37	18	12,101	88	9	55	152	12,253
Credit card and other:
Credit card	287	5	4	296	—	—	—	—	296
Other	540	2	—	542	1	—	1	2	544
Total credit card and other	827	7	4	838	1	—	1	2	840
Total loans and leases	$57,648	$105	$33	$57,786	$160	$19	$137	$316	$58,102

(a) $204 million and $147 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.
(b) $55 million and $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.

22	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
(c) $7 million and $5 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.
(d) $10 million and $7 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of March 31, 2023 and December 31, 2022, FHN had commercial loans with amortized cost of approximately $256 million and $124 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $199 million and $57 million, respectively, at March 31, 2023. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the three months ended March 31, 2023, FHN recognized charge-offs of $12 million on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $7 million and $29 million, respectively, as of March 31, 2023 and $7 million and $26 million, respectively, as of December 31, 2022. Charge-offs during the three months ended March 31, 2023 and March 31, 2022 were not significant for collateral-dependent consumer loans.
Loan Modifications to Troubled Borrowers
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when necessary to extend or modify loan terms to better align with their current ability to repay. Modifications could include extension of the maturity date, reductions of the interest rate, reduction or forgiveness of accrued interest, or principal forgiveness. Combinations of these modifications may also be made for individual loans. Extensions and modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Principal reductions may be made in limited circumstances, typically for specific commercial loan workouts, and in the event of borrower bankruptcy. Each occurrence is unique to the borrower and is evaluated separately.
Troubled loans are considered those in which the borrower is experiencing financial difficulty. The assessment of whether a borrower is experiencing financial difficulty can be subjective in nature and management’s judgment may be required in making this determination. FHN may determine that a borrower is experiencing financial difficulty if the borrower is currently in default on any of its debt, or if it is probable that a borrower may default in the foreseeable future absent a modification. Many aspects of a borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty.
Troubled commercial loans are typically modified through forbearance agreements which could include reduced interest rates, reduced payments, term extension, or entering into short sale agreements. Principal reductions may occur in specific circumstances.
Modifications for troubled consumer loans are generally structured using parameters of U.S. government-sponsored programs. For HELOC and real estate installment loans, troubled loans are typically modified by an interest rate reduction and a possible maturity date extension to reach an affordable housing debt-to-income ratio. Despite the absence of a loan modification by FHN, the discharge of personal liability through bankruptcy proceedings is considered a court-imposed modification.
For the credit card portfolio, troubled loan modifications are typically enacted through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for six months to one year. In the credit card workout program, borrowers are granted a rate reduction to 0% and a term extension for up to five years.
Modifications to Borrowers Experiencing Financial Difficulty
For periods subsequent to December 31, 2022, information regarding loans modified when a borrower is experiencing financial difficulty are included in the tables below.
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of March 31, 2023.

23	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	March 31, 2023
	Term Extension
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$63	0.2%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	32	0.2	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer Real Estate	1	—	Added a weighted-average 14.9 years to the life of loans, which reduced monthly payment amounts for the borrowers
Credit Card and Other	—	—	N/A
Total	$96	0.2%

	March 31, 2023
	Payment Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	4	—	Payment deferral for 11 months, with a balloon payment at the end of the term
Credit Card and Other	—	—	N/A
Total	$4	—%

	March 31, 2023
	Combination - Term Extension and Interest Rate Reduction
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	2	—	Added a weighted-average 8.8 years to the life of loans and reduced weighted-average contractual interest rate from 5.0% to 4.9%
Credit Card and Other	—	—	N/A
Total	$2	—%

	March 31, 2023
	Combination - Principal Forgiveness and Term Extension
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$18	0.1%	Reduced the balance of the loans by $2 million and added a weighted-average 6.2 years to the life of loans
CRE	—	—	N/A
Consumer Real Estate	—	—	N/A
Credit Card and Other	—	—	N/A
Total	$18	—%

24	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period were insignificant as of March 31, 2023. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the performance of loans that have been modified in the last 12 months:

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	March 31, 2023

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$63	$—	$—	$18
CRE	32	—	—	—
Consumer Real Estate	1	—	—	6
Credit Card and Other	—	—	—	—
Total	$96	$—	$—	$24

25	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Troubled Debt Restructurings

Prior to January 1, 2023, a modification was classified as a TDR if the borrower was experiencing financial difficulty and it was determined that FHN granted a concession to the borrower. Concessions represented modifications that FHN would not otherwise consider if a borrower had not been experiencing financial difficulty. Evaluation of whether a concession was granted, was subjective in nature and management’s judgment was required in making the determination of whether a modification was classified as a TDR. All non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy were considered concessions and classified as nonaccruing TDRs.

On December 31, 2022, FHN had $180 million of portfolio loans classified as TDRs. Additionally, $30 million of loans held for sale as of December 31, 2022 were classified as TDRs.

The following table presents the end of period balance for loans modified in a TDR during the year ended December 31, 2022:

LOANS MODIFIED IN A TDR
	Year Ended December 31, 2022
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	6	$30	$24
CRE	1	1	1
HELOC	98	7	7
Real estate installment loans	181	41	41
Credit card and other	81	12	12
Total TDRs	367	$91	$85

The following table presents TDRs which re-defaulted during 2022 and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.

LOANS MODIFIED IN A TDR THAT RE-DEFAULTED
	Year Ended December 31, 2022
(Dollars in millions)	Number	Recorded Investment
C&I	5	$—
CRE	—	—
HELOC	22	1
Real estate installment loans	54	15
Credit card and other	17	—
Total TDRs	98	$16

26	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
The evaluation of quantitative and qualitative information is performed through assessments of groups of assets that share similar risk characteristics and certain individual loans and leases that do not share similar risk characteristics with the collective group. As described in Note 3 - Loans and Leases, loans are grouped generally by product type and significant loan portfolios are assessed for credit losses using analytical or statistical models. The quantitative component utilizes economic forecast information as its foundation and is primarily based on analytical models that use known or estimated data as of the balance sheet date and forecasted data over the reasonable and supportable period. The ACL is also affected by qualitative factors that FHN considers to reflect current judgment of various events and risks that are not measured in the quantitative calculations, including alternative economic forecasts.
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three months ended March 31, 2023 and 2022 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
Prior to January 1, 2023, TDRs were reflected in FHN’s estimate of expected credit losses as described in Note 1 - Significant Accounting Policies, in its 2022 Form 10-K. Subsequent to December 31, 2022, in accordance with the provisions of ASU 2022-02, FHN has ceased recognition of TDRs and no longer performs discounted cash flow calculations for these loans to estimate expected credit losses. As described in Note 3 – Loans and Leases, FHN now monitors and discloses information associated with modifications to borrowers experiencing financial difficulty. For both commercial and consumer portfolio segments, an adjustment to the ACL is generally not recorded at the time of modification because FHN includes these modified loans in its quantitative loss estimation processes. In the event of principal forgiveness, which primarily occurs for commercial loan workouts and consumer loans experiencing bankruptcy, FHN records the reduction in expected collectible principal balance as a charge-off against the ALLL.
The increase in the ACL balance as of March 31, 2023 as compared to December 31, 2022 largely reflects potential economic instability projected in the macroeconomic forecasts resulting from inflation and interest rate increases. In developing credit loss estimates for its loan and lease portfolios, FHN utilized two Moody’s forecast scenarios for its macroeconomic inputs. As of March 31, 2023, FHN's scenario selection process focused on key economic drivers such as unemployment and economic activity including recession risk. Risks considered include: the effects of inflation, rising interest rates, supply chain disruptions, labor/wage constraints, and international conflict. FHN selected one scenario as its base case, which

27	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
was the Moody's baseline growth scenario. The heaviest weight was placed on the FHN-selected downside scenario. A smaller weight was placed on the baseline forecast which assumed positive real GDP growth over the forecast horizon. No weighting was applied to the more positive macroeconomic scenario.
Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge-off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk, and for instances where limited data for acquired loans is considered to affect modeled results.
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three months ended March 31, 2023 and 2022:

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02	1	—	(7)	—	(6)
Charge-offs	(14)	(2)	(1)	(5)	(22)
Recoveries	3	—	2	1	6
Provision for loan and lease losses	27	6	15	4	52
Balance as of March 31, 2023	$325	$150	$209	$31	$715

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	55	22	10	—	87
Provision for remaining unfunded commitments	(2)	(1)	1	—	(2)
Balance as of March 31, 2023	53	21	11	—	85
Allowance for credit losses as of March 31, 2023	$378	$171	$220	$31	$800

Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(13)	—	(1)	(5)	(19)
Recoveries	3	—	5	1	9
Provision for loan and lease losses	(37)	(3)	(3)	5	(38)
Balance as of March 31, 2022	$287	$151	$164	$20	$622

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	$46	$12	$8	$—	$66
Provision for remaining unfunded commitments	(3)	—	1	—	(2)
Balance as of March 31, 2022	43	12	9	—	64
Allowance for credit losses as of March 31, 2022	$330	$163	$173	$20	$686

(a) C&I loans as of March 31, 2023 and 2022 include $53 million and $642 million in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.

The table below presents gross charge-offs by year of origination as of March 31, 2023:

GROSS CHARGE-OFFS
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I	$—	$5	$—	$1	$—	$6	$2	$14
CRE	—	—	—	—	2	—	—	2
Consumer Real Estate	—	—	—	—	—	1	—	1
Credit Card and Other	—	—	—	—	—	3	2	5
Total	$—	$5	$—	$1	$2	$10	$4	$22

28	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
Prior to the IBKC merger, FHN’s mortgage banking operations were not significant. At March 31, 2023, FHN had approximately $38 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2023 and 2022, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of and for the three months ended March 31, 2023 and the year ended December 31, 2022.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	March 31, 2023	December 31, 2022
Balance at beginning of period	$44	$250
Originations and purchases	120	1,275
Sales, net of gains	(103)	(1,481)
Mortgage loans transferred from (to) held for investment	—	—
Balance at end of period	$61	$44

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

MORTGAGE SERVICING RIGHTS
	March 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$21	$(5)	$16	$21	$(5)	$16

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of March 31, 2023 and December 31, 2022. Total mortgage servicing fees included in mortgage banking and title income were $1 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

29	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
December 31, 2022	$880	$631	$1,511
Additions	—	—	—
March 31, 2023	$880	$631	$1,511

FHN performed the required annual goodwill impairment test as of October 1, 2022. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	March 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(181)	$190	$371	$(171)	$200
Client relationships	32	(14)	18	32	(13)	19
Other (a)	27	(13)	14	27	(12)	15
Total	$430	$(208)	$222	$430	$(196)	$234

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

30	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								March 31, 2023	December 31, 2022
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	4,936	494	494	494
						31,686	$1,032	$1,014	$1,014

N/A - not applicable
(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) Fixed dividend rate will reset on August 1, 2025 to three-month CME Term SOFR plus 4.52361% (0.26161% plus 4.262%).
(c) Fixed dividend rate will reset on May 1, 2026 to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%).
(d) Fixed dividend rate will reset on May 1, 2024 to three-month CME Term SOFR plus 4.12061% (0.26161% plus 3.859%).

On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock was convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including termination of the TD Merger Agreement. Because regulatory approval of the TD Transaction was not obtained, conversion will occur at a fixed rate of 4,000 shares of common stock for each share of Series G Convertible Preferred Stock. For more information on the impact of the convertible features on diluted earnings per share, see Note 9 - Earnings Per Share.
The $494 million carrying value of the Series G Convertible Preferred Stock qualified as Tier 1 Capital as of March 31, 2023. When conversion occurs, the Series G Convertible Preferred Stock will also qualify for Common Equity Tier 1 Capital.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month LIBOR plus 0.85% or 3.75% per annum. After June 30, 2023, that floating rate will be the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On March 31, 2023 and December 31, 2022, $295 million of Class A
Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
LIBOR Change to SOFR
On March 5, 2021, the U.K.'s Financial Conduct Authority announced that all tenors of LIBOR would cease publication or no longer be representative after June 30, 2023. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was enacted in the U.S. The LIBOR Act provides that LIBOR will transition to a replacement benchmark based on the Secured Overnight Financing Rate (SOFR), plus a spread adjustment, in such covered contracts. Subsequently, the FRB adopted Regulation ZZ that identified CME Term SOFR, a forward term rate based on SOFR administered by CME Group Benchmark Administration, Ltd., plus a spread adjustment, as the replacement rate for securities for any interest rate calculations after June 30, 2023.
On April 25, 2023, FHN announced that each reference to LIBOR in each applicable securities contract (which term includes preferred stock and related depositary shares) will transition to CME Term SOFR, plus a tenor-based spread adjustment, on the first business day after June 30, 2023 pursuant to the LIBOR Act and the implementing regulations. The information presented in this Note reflects that transition.

31	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2023 and 2022:

ACCUMULATED OTHER COMPREHENSIVE INCOME

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2023	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	114	33	—	147
Amounts reclassified from AOCI	—	11	2	13
Other comprehensive income (loss)	114	44	2	160
Balance as of March 31, 2023	$(859)	$(83)	$(266)	$(1,208)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2022	$(36)	$3	$(255)	$(288)
Net unrealized gains (losses)	(404)	(20)	—	(424)
Amounts reclassified from AOCI	—	(1)	1	—
Other comprehensive income (loss)	(404)	(21)	1	(424)
Balance as of March 31, 2022	$(440)	$(18)	$(254)	$(712)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended March 31,
Details about AOCI	2023	2022	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$15	$(1)	Interest and fees on loans and leases
Tax expense (benefit)	(4)	—	Income tax expense
	11	(1)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	3	1	Other expense
Tax expense (benefit)	(1)	—	Income tax expense
	2	1
Total reclassification from AOCI	$13	$—

32	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2023	2022
Net income	$255	$198
Net income attributable to noncontrolling interest	4	3
Net income attributable to controlling interest	251	195
Preferred stock dividends	8	8
Net income available to common shareholders	$243	$187

Weighted average common shares outstanding—basic	536,938	533,218
Effect of dilutive restricted stock, performance equity awards and options	7,541	6,809
Effect of dilutive convertible preferred stock (a)	27,512	9,782
Weighted average common shares outstanding—diluted	571,991	549,809

Basic earnings per common share	$0.45	$0.35
Diluted earnings per common share	$0.43	$0.34

(a) On February 28, 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which will be converted into common stock following the termination of the TD Merger Agreement. For more information on the convertible features, including the conversion rate, see Note 7 - Preferred Stock.

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended March 31,
(Shares in thousands)	2023	2022
Stock options excluded from the calculation of diluted EPS	—	72
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$24.36	$24.86
Other equity awards excluded from the calculation of diluted EPS	3,803	791

33	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
Note 10—Contingencies and Other Disclosures
Contingencies
Contingent Liabilities Overview
Contingent liabilities arise in the ordinary course of business. Often, they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters currently are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former businesses. Certain matters of that sort are pending at most times, and FHN generally cooperates when those matters arise. Pending and threatened litigation matters sometimes are settled by the parties, and sometimes pending matters are resolved in court or before an arbitrator, or are withdrawn. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes a loss contingency liability for a litigation matter when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2023, the aggregate amount of liabilities established for all such loss contingency matters was $3 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2023, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

34	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $15 million and $16 million as of March 31, 2023 and December 31, 2022, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

35	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
Note 11—Retirement Plans
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2022. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2023.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5 million for 2022. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2023. Service cost is included in personnel expense in the Consolidated Statements of Income. All other components of net periodic benefit cost are included in other expense.

For more information on FHN's pension plan and other postretirement benefit plans, see Note 17 - Retirement Plans and Other Employee Benefits in FHN's 2022 Annual Report on Form 10-K.
The components of net periodic benefit cost for the three months ended March 31 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
(Dollars in millions)	2023	2022
Components of net periodic benefit cost
Interest cost	$8	$5
Expected return on plan assets	(8)	(6)
Amortization of unrecognized:
Actuarial (gain) loss	3	2
Net periodic benefit cost	$3	$1

36	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

37	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three months ended March 31, 2023 and 2022:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended March 31, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$586	$126	$(24)	$688
Provision for credit losses	41	10	(1)	50
Noninterest income	107	53	11	171
Noninterest expense (a)	322	91	65	478
Income (loss) before income taxes	330	78	(77)	331
Income tax expense (benefit)	78	19	(21)	76
Net income (loss)	$252	$59	$(56)	$255
Average assets	$44,487	$19,436	$14,918	$78,841

	Three Months Ended March 31, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$427	$144	$(92)	$479
Provision for credit losses	(30)	(3)	(7)	(40)
Noninterest income	114	105	10	229
Noninterest expense (a)	306	132	55	493
Income (loss) before income taxes	265	120	(130)	255
Income tax expense (benefit)	62	29	(34)	57
Net income (loss)	$203	$91	$(96)	$198
Average assets	$40,544	$20,246	$27,797	$88,587

(a)     2023 includes $21 million in merger and integration expenses related to the TD Transaction and 2022 includes $37 million in merger and integration expenses related to the IBKC merger and TD Transaction in the Corporate segment.

38	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2023 and 2022:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three months ended March 31, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$38	$2	$2	$42
Fixed income (a)	—	39	—	39
Brokerage, management fees and commissions	22	—	—	22
Card and digital banking fees	17	1	2	20
Other service charges and fees	8	5	—	13
Trust services and investment management	11	—	—	11
Mortgage banking and title income	—	5	—	5
Other income (c)	11	1	7	19
Total noninterest income	$107	$53	$11	$171

	Three months ended March 31, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$39	$3	$2	$44
Fixed income (a)	—	73	—	73
Brokerage, management fees and commissions	24	—	—	24
Card and digital banking fees	17	1	2	20
Other service charges and fees	8	5	—	13
Trust services and investment management	13	—	—	13
Mortgage banking and title income	—	22	—	22
Securities gains (losses), net (b)	—	—	6	6
Other income (c)	13	1	—	14
Total noninterest income	$114	$105	$10	$229

(a)2023 and 2022 includes $10 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

39	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of March 31, 2023 and December 31, 2022:

CONSOLIDATED VIEs
(Dollars in millions)	March 31, 2023	December 31, 2022
Assets:
Other assets	$168	$181

Liabilities:
Other liabilities	$139	$150

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three months ended March 31, 2023 and 2022.

40	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 for LIHTC investments accounted for under the proportional amortization method.

LIHTC IMPACTS ON TAX EXPENSE
	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$13	$12
Low income housing tax credits	(14)	(12)
Other tax benefits related to qualifying LIHTC investments	(3)	(2)

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
Commercial Loan Modifications to Borrowers Experiencing Financial Difficulty
For certain troubled commercial loans, First Horizon Bank modifies the terms of the borrower’s debt in an effort to increase the probability of receipt of amounts contractually due. Following a modification to borrowers experiencing financial difficulty, the borrower entity typically meets the definition of a VIE as the initial determination of whether an entity is a VIE must be reconsidered as events have proven that the entity’s equity is not sufficient to permit it to finance its activities without additional subordinated financial support or a restructuring of the terms of its financing. As First Horizon Bank does not have the power to direct the activities that most significantly impact such troubled commercial borrowers’ operations, it is not considered the primary beneficiary even in situations where, based on the size of the financing provided, First Horizon Bank is exposed to potentially significant benefits and losses of the borrowing

41	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
entity. First Horizon Bank has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
Proprietary Trust Preferred Issuances
In conjunction with its acquisitions, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk”
in evaluating whether the holders of the equity investments at risk in the trusts have the ability to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of March 31, 2023 and December 31, 2022:

NONCONSOLIDATED VIEs AT MARCH 31, 2023
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$462	$150	(a)
Other tax credit investments (b)	84	67	Other assets
Small issuer trust preferred holdings (c)	173	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	8,724	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	113	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $312 million of current investments and $150 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $251 million classified as trading securities, $1.4 billion classified as held to maturity and $7.1 billion classified as securities available for sale.
(f)Maximum loss exposure represents $113 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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

(a)Maximum loss exposure represents $309 million of current investments and $154 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $205 million classified as trading securities, $1.4 billion classified as held to maturity and $7.1 billion classified as securities available for sale.
(f)Maximum loss exposure represents $53 million of current receivables with no additional contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

42	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2023 and December 31, 2022, respectively, FHN had $136 million and $159 million of cash receivables and $26 million and $42 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $27 million and $61 million for the three months ended March 31, 2023 and 2022, respectively.

43	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of March 31, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH TRADING
	March 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,312	$11	$207
Offsetting upstream interest rate contracts	3,312	94	15
Option contracts written	110	—	1
Forwards and futures purchased	1,607	9	1
Forwards and futures sold	1,757	1	10

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,076	$3	$270
Offsetting upstream interest rate contracts	3,076	91	6
Option contracts purchased	40	—	—
Forwards and futures purchased	1,127	5	2
Forwards and futures sold	1,256	4	5

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
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of March 31, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	March 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,424	$16	$423
Offsetting upstream interest rate contracts	8,424	413	21

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,377	$3	$570
Offsetting upstream interest rate contracts	8,377	351	5

44	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended March 31,
	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$160	$353
Offsetting upstream interest rate contracts (a)	(160)	(353)

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	March 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,350	$—	$20
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,350	N/A

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,350	$—	$71
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,350	N/A

45	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended March 31,
	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$53	$(32)
Gain (loss) recognized in other comprehensive income (loss)	33	(20)
Gain (loss) reclassified from AOCI into interest income	11	(1)

(a)Approximately $10 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	March 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$60	$1	$—
Forward contracts written	144	—	1

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$35	$—	$—
Forward contracts written	61	—	—

46	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three months ended March 31, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended March 31,
	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(1)	$(4)
Forward contracts written	(1)	18

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2023 and December 31, 2022, the derivative liabilities associated with the sales of Visa Class B shares were $21 million and $27 million, respectively. FHN recognized $22 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the year ended December 31, 2022. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2023 and December 31, 2022, these loans were valued at $14 million and $9 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of March 31, 2023 and December 31, 2022, the notional values of FHN’s risk participations were $312 million and $242 million of derivative assets and $831 million and $742 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at March 31, 2023 and December 31, 2022, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, FHN recognized an insignificant amount of assets and liabilities associated with these contracts.
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

47	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $7 million of assets and $201 million of liabilities on March 31, 2023, and $5 million of assets and $268 million of liabilities on December 31, 2022. As of March 31, 2023 and December 31, 2022, FHN had received collateral of $94 million and $106 million and posted collateral of $94 million and $61 million, respectively, in the normal course of business related to these agreements.
Certain agreements entered into prior to required central clearing also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $476 million of assets and $201 million of liabilities on March 31, 2023, and $378 million of assets and $268 million of liabilities on December 31, 2022. As of March 31, 2023 and December 31, 2022, FHN had received collateral of $574 million and $479 million and posted collateral of $94 million and $61 million, respectively, in the normal course of business related to these contracts.
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

48	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2023
Interest rate derivative contracts	$535	$—	$535	$(45)	$(481)	$9
Forward contracts	11	—	11	(7)	(2)	2
	$546	$—	$546	$(52)	$(483)	$11

December 31, 2022
Interest rate derivative contracts	$449	$—	$449	$(58)	$(378)	$13
Forward contracts	9	—	9	(6)	(2)	1
	$458	$—	$458	$(64)	$(380)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, $2 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2023
Interest rate derivative contracts	$687	$—	$687	$(45)	$(194)	$448
Forward contracts	11	—	11	(7)	(3)	1
	$698	$—	$698	$(52)	$(197)	$449

December 31, 2022
Interest rate derivative contracts	$921	$—	$921	$(58)	$(175)	$688
Forward contracts	8	—	8	(6)	(1)	1
	$929	$—	$929	$(64)	$(176)	$689

(a)Included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, $24 million and $29 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

49	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of March 31, 2023 and December 31, 2022:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
March 31, 2023	$168	$—	$168	$—	$(166)	$2
December 31, 2022	353	—	353	(10)	(340)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of March 31, 2023 and December 31, 2022:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2023	$1,174	$—	$1,174	$—	$(1,174)	$—
December 31, 2022	1,013	—	1,013	(10)	(1,003)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

50	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of March 31, 2023 and December 31, 2022:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	March 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,088	$—	$1,088
Government agency issued CMO	86	—	86
Total securities sold under agreements to repurchase	$1,174	$—	$1,174

	December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$10	$—	$10
Government agency issued MBS	851	—	851
Government agency issued CMO	122	—	122
Other U.S. government agencies	30	—	30
Total securities sold under agreements to repurchase	$1,013	$—	$1,013

51	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

52	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	March 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$33	$—	$33
Government agency issued MBS	—	81	—	81
Government agency issued CMO	—	170	—	170
Other U.S. government agencies	—	128	—	128
States and municipalities	—	24	—	24
Corporate and other debt	—	658	—	658
Interest-only strips (elected fair value)	—	—	28	28
Total trading securities	—	1,094	28	1,122
Loans held for sale (elected fair value)	—	47	21	68
Securities available for sale:
Government agency issued MBS	—	4,796	—	4,796
Government agency issued CMO	—	2,314	—	2,314
Other U.S. government agencies	—	1,239	—	1,239
States and municipalities	—	605	—	605
Total securities available for sale	—	8,954	—	8,954
Other assets:
Deferred compensation mutual funds	98	—	—	98
Equity, mutual funds, and other	23	—	—	23
Derivatives, forwards and futures	11	—	—	11
Derivatives, interest rate contracts	—	536	—	536
Derivatives, other	—	1	—	1
Total other assets	132	537	—	669
Total assets	$132	$10,632	$49	$10,813
Trading liabilities:
U.S. treasuries	$—	$96	$—	$96
Corporate and other debt	—	48	—	48
Total trading liabilities	—	144	—	144
Other liabilities:
Derivatives, forwards and futures	12	—	—	12
Derivatives, interest rate contracts	—	687	—	687
Derivatives, other	—	2	21	23
Total other liabilities	12	689	21	722
Total liabilities	$12	$833	$21	$866

53	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$101	$—	$101
Government agency issued MBS	—	144	—	144
Government agency issued CMO	—	61	—	61
Other U.S. government agencies	—	115	—	115
States and municipalities	—	54	—	54
Corporate and other debt	—	875	—	875
Interest-only strips (elected fair value)	—	—	25	25
Total trading securities	—	1,350	25	1,375
Loans held for sale (elected fair value)	—	29	22	51
Securities available for sale:
Government agency issued MBS	—	4,763	—	4,763
Government agency issued CMO	—	2,313	—	2,313
Other U.S. government agencies	—	1,163	—	1,163
States and municipalities	—	597	—	597
Total securities available for sale	—	8,836	—	8,836
Other assets:
Deferred compensation mutual funds	112	—	—	112
Equity, mutual funds, and other	22	—	—	22
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	449	—	449
Derivatives, other	—	2	—	2
Total other assets	143	451	—	594
Total assets	$143	$10,666	$47	$10,856
Trading liabilities:
U.S. treasuries	$—	$275	$—	$275
Government agency issued MBS	—	2	—	2
Corporate and other debt	—	58	—	58
Total trading liabilities	—	335	—	335
Other liabilities:
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	922	—	922
Derivatives, other	—	1	27	28
Total other liabilities	8	923	27	958
Total liabilities	$8	$1,258	$27	$1,293

54	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2023 and 2022 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended March 31, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(3)		—		—
Purchases	—		1		—
Sales	(3)		(2)		—
Settlements	—		—		6
Repayments	—		—		—
Net transfers into (out of) Level 3	9	(b)	—		—
Balance on March 31, 2023	$28		$21		$(21)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

	Three Months Ended March 31, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Purchases	—		1		—
Sales	(37)		—		—
Settlements	—		(1)		5
Net transfers into (out of) Level 3	11	(b)	4		—
Balance on March 31, 2022	$12		$32		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2023 and 2022.

55	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at March 31, 2023, and December 31, 2022, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
	Carrying value at March 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$551	$—	$551
Loans and leases (a)	—	—	252	252
OREO (b)	—	—	4	4
Other assets (c)	—	—	43	43

	Carrying value at December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$506	$—	$506
Loans and leases (a)	—	—	135	135
OREO (b)	—	—	3	3
Other assets (c)	—	—	43	43

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2023 and 2022:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended March 31,
(Dollars in millions)	2023	2022
Loans held for sale—SBAs and USDA	$(2)	$(3)
Loans and leases (a)	(12)	(2)
Other assets (b)	(1)	(1)
	$(15)	$(6)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents tax credit investments accounted for under the equity method.

56	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
For the three months ended March 31, 2023, FHN recognized no fixed asset impairment and less than $1 million of leased asset impairments. These amounts were primarily recognized in the Corporate segment.
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
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of March 31, 2023 and December 31, 2022:

57	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at March 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$28	Discounted cash flow	Constant prepayment rate	12% - 13%	12%
			Bond equivalent yield	15% - 16%	16%
Loans held for sale - residential real estate	$21	Discounted cash flow	Prepayment speeds - First mortgage	2% - 8%	3%
			Foreclosure losses	63% - 76%	65%
			Loss severity trends - First mortgage	0% - 10% of UPB	5%
Derivative liabilities, other	$21	Discounted cash flow	Visa covered litigation resolution amount	$5.6 billion - $6.1 billion	$5.9 billion
			Probability of resolution scenarios	5% - 25%	20%
			Time until resolution	9 - 39 months	25 months
Loans and leases (a)	$252	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$43	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

58	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$25	Discounted cash flow	Constant prepayment rate	12% - 13%	12%
			Bond equivalent yield	17%	17%
Loans held for sale - residential real estate	$22	Discounted cash flow	Prepayment speeds - First mortgage	2% - 8%	3%
			Foreclosure losses	63% - 75%	65%
			Loss severity trends - First mortgage	0% - 11% of UPB	5%
Derivative liabilities, other	$27	Discounted cash flow	Visa covered litigation resolution amount	$5.6 billion - $6.0 billion	$5.9 billion
			Probability of resolution scenarios	5% - 25%	20%
			Time until resolution	12 - 42 months	28 months
Loans and leases (a)	$135	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$43	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

59	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Fair Value Option
FHN previously elected the fair value option on a prospective basis for substantially all types of mortgage loans originated for sale purposes except for mortgage origination operations which utilize the platform acquired from CBF. FHN determined that the election reduces certain timing differences and better matches changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.
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

60	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	March 31, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$68	$76	$(8)
Nonaccrual loans	3	7	(4)

	December 31, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$51	$58	$(7)
Nonaccrual loans	5	8	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$1	$(8)

For the three months ended March 31, 2023 and 2022, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

61	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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

62	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Short-term financial liabilities
The fair value of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings are approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Loan commitments
Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other commitments
Fair values of these commitments are based on fees charged to enter into similar agreements.
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of March 31, 2023 and December 31, 2022, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets,

63	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

64	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	March 31, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,847	$—	$—	$31,880	$31,880
Commercial real estate	13,248	—	—	13,109	13,109
Consumer:
Consumer real estate	12,459	—	—	12,330	12,330
Credit card and other	776	—	—	776	776
Total loans and leases, net of allowance for loan and lease losses	58,330	—	—	58,095	58,095
Short-term financial assets:
Interest-bearing deposits with banks	2,488	2,488	—	—	2,488
Federal funds sold	141	—	141	—	141
Securities purchased under agreements to resell	168	—	168	—	168
Total short-term financial assets	2,797	2,488	309	—	2,797
Trading securities (a)	1,122	—	1,094	28	1,122
Loans held for sale:
Mortgage loans (elected fair value) (a)	68	—	47	21	68
USDA & SBA loans - LOCOM	551	—	555	—	555
Mortgage loans - LOCOM	31	—	—	31	31
Total loans held for sale	650	—	602	52	654
Securities available for sale (a)	8,954	—	8,954	—	8,954
Securities held to maturity	1,362	—	1,214	—	1,214
Derivative assets (a)	548	11	537	—	548
Other assets:
Tax credit investments	545	—	—	541	541
Deferred compensation mutual funds	98	98	—	—	98
Equity, mutual funds, and other (b)	458	23	—	435	458
Total other assets	1,101	121	—	976	1,097
Total assets	$74,864	$2,620	$12,710	$59,151	$74,481
Liabilities:
Defined maturity deposits	$3,777	$—	$3,793	$—	$3,793
Trading liabilities (a)	144	—	144	—	144
Short-term financial liabilities:
Federal funds purchased	447	—	447	—	447
Securities sold under agreements to repurchase	1,174	—	1,174	—	1,174
Other short-term borrowings	4,863	—	4,863	—	4,863
Total short-term financial liabilities	6,484	—	6,484	—	6,484
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	65	—	—	60	60
Secured borrowings	11	—	—	11	11
Junior subordinated debentures	149	—	—	150	150
Other long-term borrowings	1,334	—	1,300	—	1,300
Total term borrowings	1,605	—	1,300	268	1,568
Derivative liabilities (a)	722	12	689	21	722
Total liabilities	$12,732	$12	$12,410	$289	$12,711

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $232 million and FRB stock of $203 million.

65	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,473	$—	$—	$31,329	$31,329
Commercial real estate	13,082	—	—	12,909	12,909
Consumer:
Consumer real estate	12,053	—	—	11,934	11,934
Credit card and other	809	—	—	810	810
Total loans and leases, net of allowance for loan and lease losses	57,417	—	—	56,982	56,982
Short-term financial assets:
Interest-bearing deposits with banks	1,384	1,384	—	—	1,384
Federal funds sold	129	—	129	—	129
Securities purchased under agreements to resell	353	—	353	—	353
Total short-term financial assets	1,866	1,384	482	—	1,866
Trading securities (a)	1,375	—	1,350	25	1,375
Loans held for sale:
Mortgage loans (elected fair value) (a)	51	—	29	22	51
USDA & SBA loans - LOCOM	506	—	512	—	512
Mortgage loans - LOCOM	33	—	—	33	33
Total loans held for sale	590	—	541	55	596
Securities available for sale (a)	8,836	—	8,836	—	8,836
Securities held to maturity	1,371	—	1,209	—	1,209
Derivative assets (a)	460	9	451	—	460
Other assets:
Tax credit investments	547	—	—	542	542
Deferred compensation mutual funds	112	112	—	—	112
Equity, mutual funds, and other (b)	275	22	—	253	275
Total other assets	934	134	—	795	929
Total assets	$72,849	$1,527	$12,869	$57,857	$72,253
Liabilities:
Defined maturity deposits	$2,887	$—	$2,890	$—	$2,890
Trading liabilities (a)	335	—	335	—	335
Short-term financial liabilities:
Federal funds purchased	400	—	400	—	400
Securities sold under agreements to repurchase	1,013	—	1,013	—	1,013
Other short-term borrowings	1,093	—	1,093	—	1,093
Total short-term financial liabilities	2,506	—	2,506	—	2,506
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	66	—	—	59	59
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	148	—	—	150	150
Other long-term borrowings	1,334	—	1,301	—	1,301
Total term borrowings	1,597	—	1,301	259	1,560
Derivative liabilities (a)	958	8	923	27	958
Total liabilities	$8,283	$8	$7,955	$286	$8,249

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $50 million and FRB stock of $203 million.

66	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2023 and December 31, 2022:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Unfunded Commitments:
Loan commitments	$24,964	$25,953	$1	$1
Standby and other commitments	765	754	7	7

67	1Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 17 - Other Events
Note 17 – Other Events
As previously disclosed, on February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), and certain TD subsidiaries. On May 4, 2023, FHN and TD mutually terminated the TD Merger Agreement. Under the terms of the termination agreement, TD Bank made a $200 million cash payment to FHN in addition to the $25 million fee reimbursement due to FHN pursuant to the TD Merger Agreement.
On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock was convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including termination of the TD Merger Agreement. Because regulatory approval of the TD Transaction was not obtained, conversion will occur at a fixed rate of 4,000 shares of common stock for each share of Series G Convertible Preferred Stock which reflects a conversion price of $25 per share. Following conversion to common stock, the Series G will represent 3.5% of FHN's common shares outstanding. The $494 million carrying value of the Series G Convertible Preferred Stock qualified as Tier 1 Capital as of March 31, 2023. The Series G Convertible Preferred Stock will also qualify for Common Equity Tier 1 Capital upon conversion to common stock.

68	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

69	1Q23 FORM 10-Q REPORT

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
At March 31, 2023, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2022 Annual Report on Form 10-K.
Executive Overview

Merger Agreement with Toronto-Dominion Bank
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”), and certain TD subsidiaries. On May 4, 2023, FHN and TD mutually terminated the TD Merger Agreement.

Financial Performance Summary
FHN reported first quarter 2023 net income available to common shareholders of $243 million, or $0.43 per diluted share, compared to $258 million, or $0.45 per diluted share, in fourth quarter 2022 and $187 million, or $0.34 per diluted share, in first quarter 2022.
Net interest income of $688 million declined $21 million from fourth quarter 2022 reflecting the impact of a lower day count and higher funding costs, partially offset by the benefit of higher loan rates. Compared to first quarter 2022, net interest income increased $209 million, driven by higher earning asset yields, loan growth, and higher average investment portfolio balances, partially offset by higher funding costs.
Provision for credit losses was $50 million in first quarter 2023 compared to $45 million in fourth quarter 2022 largely reflecting the impact of an uncertain macroeconomic outlook and loan growth, partially offset by lower net charge-offs. The provision for credit losses increased $90 million compared to a benefit of $40 million in first quarter 2022, as the benefit in the prior year reflected a decrease in the unfavorable impact of the pandemic on the macroeconomic forecast.
Noninterest income of $171 million decreased $3 million compared to fourth quarter 2022 as reductions in other noninterest income and deferred compensation were partially offset by higher fixed income and mortgage banking income. Noninterest income decreased $58 million compared to first quarter 2022 primarily reflecting lower fixed income and mortgage banking and title income.
Noninterest expense of $478 million decreased $25 million from fourth quarter 2022, largely reflecting lower personnel expense and the impact of $10 million in derivative valuation adjustments on prior Visa Class-B share sales in fourth quarter 2022. Compared with first quarter 2022, noninterest expense decreased $15 million largely reflecting decreases in personnel expense, legal and professional fees and contract employment and outsourcing. Merger and integration planning expenses related to the TD Transaction totaled $21 million for the first quarter of 2023. Merger and integration expenses related to the TD Transaction and the IBKC Merger totaled $36 million in fourth quarter 2022 and $37 million in first quarter 2022.
Period-end loans and leases of $59.0 billion increased $943 million, or 2%, from December 31, 2022 driven by commercial loan growth of $561 million and consumer loan growth of $382 million. Average loans and leases of $58.1 billion in first quarter 2023 increased $4.0 billion from $54.1 billion in first quarter 2022 driven by an increase of $2.4 billion in average commercial loans and an increase of $1.6 billion in average consumer loans.
Period-end deposits of $61.4 billion decreased $2.0 billion, or 3%, from December 31, 2022 driven by a $2.3 billion decrease in noninterest-bearing deposits partially offset by a $283 million increase in interest-bearing deposits. Average deposits decreased $11.9 billion compared to first quarter 2022 from higher deposit balances in the prior year associated with elevated liquidity related to the COVID-19 pandemic.

70	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2023 were 12.11% and 13.61%, an improvement from 11.92% and 13.33% at December 31, 2022, respectively. The CET1 ratio was 10.36% at March 31, 2023 compared to 10.17% at December 31, 2022.
The following portions of this MD&A focus in more detail on the results of operations for the three months ended March 31, 2023, the three months ended December 31, 2022, and the three months ended March 31, 2022 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.

71	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended
(Dollars in millions, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Pre-provision net revenue (a)	$381	$379	$215
Diluted earnings per common share	$0.43	$0.45	$0.34
Return on average assets (b)	1.32%	1.35%	0.90%
Return on average common equity (c)	13.34%	14.42%	9.92%
Return on average tangible common equity (a) (d)	17.43%	19.14%	12.98%
Net interest margin (e)	3.87%	3.89%	2.37%
Noninterest income to total revenue (f)	19.90%	19.63%	31.75%
Efficiency ratio (g)	55.67%	57.10%	70.23%
Allowance for loan and lease losses to total loans and leases	1.21%	1.18%	1.13%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.11%	0.18%	0.07%
Total period-end equity to period-end assets	11.02%	10.83%	9.81%
Tangible common equity to tangible assets (a)	7.41%	7.12%	6.44%
Cash dividends declared per common share	$0.15	$0.15	$0.15
Book value per common share	$14.11	$13.48	$13.82
Tangible book value per common share (a)	$10.89	$10.23	$10.46
Common equity Tier 1	10.36%	10.17%	9.97%
Market capitalization	$9,559	$13,159	$12,557
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.22.
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
The following tables present the major components of net interest income and net interest margin:

72	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	March 31, 2023			December 31, 2022			March 31, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$44,848	$668	6.04%	$44,657	$608	5.40%	$42,444	$339	3.24%
Consumer loans	13,226	141	4.24	12,907	134	4.14	11,638	108	3.71
Total loans and leases	58,074	809	5.63	57,564	742	5.12	54,082	447	3.34
Loans held for sale	596	11	7.08	597	9	6.34	1,156	10	3.51
Investment securities	10,263	63	2.45	10,132	61	2.41	9,668	38	1.59
Trading securities	1,284	20	6.21	1,311	19	5.79	1,594	11	2.75
Federal funds sold	47	1	5.19	192	2	3.77	81	—	0.19
Securities purchased under agreements to resell (a)	344	3	4.23	391	3	3.33	672	—	(0.07)
Interest-bearing deposits with banks	1,468	17	4.60	2,618	24	3.61	14,902	7	0.19
Total earning assets / Total interest income	$72,076	$924	5.17%	$72,805	$860	4.70%	$82,155	$513	2.52%
Cash and due from banks	1,035			1,118			1,226
Goodwill and other intangible assets, net	1,738			1,750			1,802
Allowance for loan and lease losses	(692)			(675)			(658)
Other assets	4,684			4,523			4,062
Total assets	$78,841			$79,521			$88,587

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$21,824	$97	1.79%	$22,477	$67	1.19%	$26,330	$3	0.05%
Other interest-bearing deposits	14,790	58	1.59	14,658	39	1.05	16,557	4	0.09
Time deposits	3,336	16	1.96	2,720	6	0.90	3,343	4	0.51
Total interest-bearing deposits	39,950	171	1.73	39,855	112	1.12	46,230	11	0.10
Federal funds purchased	460	5	4.65	586	6	3.76	884	—	0.20
Securities sold under agreements to repurchase	1,047	7	2.61	876	4	1.88	1,001	—	0.10
Trading liabilities	324	3	3.83	353	3	3.59	614	2	1.69
Other short-term borrowings	2,188	26	4.79	358	3	3.75	110	1	0.13
Term borrowings	1,602	20	4.98	1,598	20	4.81	1,591	17	4.29
Total interest-bearing liabilities / Total interest expense	$45,571	$232	2.06%	$43,626	$148	1.35%	$50,430	$31	0.25%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	22,274			25,021			27,926
Other liabilities	2,289			2,459			1,613
Total liabilities	70,134			71,106			79,969

Shareholders' equity	8,412			8,120			8,323
Noncontrolling interest	295			295			295
Total shareholders' equity	8,707			8,415			8,618
Total liabilities and shareholders' equity	$78,841			$79,521			$88,587

Net earnings assets / Net interest income (TE) / Net interest spread	$26,505	$692	3.11%	$29,179	$712	3.35%	$31,725	$482	2.27%
Taxable equivalent adjustment		(4)	0.76		(3)	0.54		(3)	0.10
Net interest income / Net interest margin (b)		$688	3.87%		$709	3.89%		$479	2.37%

(a) Negative yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

73	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

First Quarter 2023 versus Fourth Quarter 2022
Net interest income of $688 million in first quarter 2023 decreased $21 million from fourth quarter 2022 and the net interest margin declined 2 basis points to 3.87%. A lower day count in first quarter 2023 contributed $11 million of the net interest income decline. In addition, the benefit of higher loan yields from higher short-term rates was more than offset by higher funding costs driven by lower deposit balances and continued migration from noninterest-bearing to interest-bearing accounts. Loan yield increased 51 basis points while the cost of interest-bearing deposits increased 61 basis points.
Average earning assets of $72.1 billion in first quarter 2023 decreased $729 million from fourth quarter 2022 largely due to a $1.2 billion decrease in average interest-bearing cash, offset by a $510 million increase in average loans and leases, driven by a $191 million increase in commercial loans and a $319 million increase in consumer loans.
First Quarter 2023 versus First Quarter 2022
Net interest income increased $209 million from first quarter 2022 driven by higher earning asset yields, loan growth, and higher investment portfolio balances partially offset by higher funding costs.
First quarter 2023 net interest margin increased 150 basis points from 2.37% in first quarter 2022, driven by the impact of higher yields on earning assets, partially offset by higher funding costs.
Average earning assets decreased $10.1 billion from first quarter 2022 largely driven by a $13.4 billion decrease in average interest-bearing deposits with banks, offset by a $4.0 billion increase in loans and leases and a $595 million increase in investment securities.

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
For the first quarter 2023, provision for credit losses was $50 million compared to $45 million in fourth quarter
2022, largely reflecting the impact of an uncertain macroeconomic outlook and loan growth, partially offset by lower net charge-offs. The first quarter 2023 provision increased $90 million from a benefit of $40 million in first quarter 2022 as the benefit in the prior year reflected a decrease in the unfavorable impact of the pandemic on the macroeconomic forecast.
For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.

74	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:

Table I.2.3
NONINTEREST INCOME

	Three Months Ended			1Q23 vs. 4Q22		1Q23 vs. 1Q22
(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022	$ Change	% Change	$ Change	% Change
Noninterest income:
Deposit transactions and cash management	$42	$42	$44	$—	—%	$(2)	(5)%
Fixed income	39	35	73	4	11	(34)	(47)
Brokerage, management fees and commissions	22	21	24	1	5	(2)	(8)
Card and digital banking fees	20	20	20	—	—	—	—
Other service charges and fees	13	13	13	—	—	—	—
Trust services and investment management	11	12	13	(1)	(8)	(2)	(15)
Mortgage banking and title income	5	4	22	1	25	(17)	(77)
Securities gains (losses), net	—	—	6	—	—	(6)	(100)
Other income	19	27	14	(8)	(30)	5	36
Total noninterest income	$171	$174	$229	$(3)	(2)%	$(58)	(25)%

NM – Not meaningful

First Quarter 2023 versus Fourth Quarter 2022
Noninterest income of $171 million decreased $3 million, or 2%, from fourth quarter 2022. Noninterest income results were impacted by lower bank-owned life insurance income and deferred compensation income offset by increases in fixed income and mortgage banking and title income.
Fixed income of $39 million increased $4 million from the prior quarter. Fixed income average daily revenue of $437 thousand increased from $403 thousand in fourth quarter 2022, an increase of 8% despite continuing challenging market conditions.
Mortgage banking and title income of $5 million increased $1 million largely driven by higher gain on sale spreads.
First Quarter 2023 versus First Quarter 2022
Noninterest income of $171 million for first quarter 2023 decreased $58 million, or 25%, compared to first quarter 2022, primarily reflecting lower fixed income and mortgage banking and title income. Noninterest income results were also impacted by lower securities gains of $6 million.
Fixed income of $39 million decreased $34 million from first quarter 2022, largely reflecting less favorable market conditions.
Mortgage banking and title income decreased $17 million largely driven by declines in mortgage sales volume and margin compression.

75	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.4
NONINTEREST EXPENSE

	Three Months Ended			1Q23 vs. 4Q22		1Q23 vs. 1Q22
(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$271	$281	$280	$(10)	(4)%	$(9)	(3)%
Net occupancy expense	31	31	32	—	—	(1)	(3)
Computer software	28	28	29	—	—	(1)	(3)
Operations services	22	22	20	—	—	2	10
Advertising and public relations	14	16	11	(2)	(13)	3	27
Contract employment and outsourcing	12	10	19	2	20	(7)	(37)
Amortization of intangible assets	12	13	13	(1)	(8)	(1)	(8)
Equipment expense	11	11	11	—	—	—	—
Communications and delivery	9	9	10	—	—	(1)	(10)
Legal and professional fees	8	12	23	(4)	(33)	(15)	(65)
Other expense	60	70	45	(10)	(14)	15	33
Total noninterest expense	$478	$503	$493	$(25)	(5)%	$(15)	(3)%

First Quarter 2023 versus Fourth Quarter 2022
Noninterest expense of $478 million decreased $25 million, or 5%, compared with fourth quarter 2022. Personnel expense decreased $10 million largely reflecting lower incentive-based compensation and deferred compensation expense. Other expense decreased $10 million, primarily from derivative valuation adjustments related to prior Visa Class B share sales in fourth quarter 2022. Results also reflect a $4 million decrease in legal and professional fees largely attributable to lower merger and integration related costs.

First Quarter 2023 versus First Quarter 2022
Noninterest expense of $478 million decreased $15 million, or 3%, from first quarter 2022. Personnel expense decreased $9 million largely attributable to lower incentive-based compensation partially offset by higher deferred compensation costs. Legal and professional fees decreased $15 million and contract employment and outsourcing expense decreased $7 million from first quarter 2022 largely attributable to lower merger and integration related costs. The increase in other expense compared to the prior year was largely attributable to increases in FDIC assessment expense, contributions, and pension expense.
Income Taxes
FHN recorded income tax expense of $76 million in first quarter 2023 compared to $64 million in fourth quarter 2022 and $57 million in first quarter 2022.
The effective tax rate was approximately 22.7%, 19.2%, and 22.4% for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of March 31, 2023, FHN’s gross DTA and gross DTL were $702 million and $448 million, respectively, resulting in a net DTA of $254 million at March 31, 2023, compared with a net DTA of $313 million at December 31, 2022.
As of March 31, 2023, FHN had deferred tax asset balances related to federal and state income tax

76	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

carryforwards of $30 million and $2 million, respectively, which will expire at various dates.
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
Regional Banking
The Regional Banking segment generated pre-tax income of $330 million for first quarter 2023, an increase of $31 million compared to fourth quarter 2022, largely driven by a $43 million increase in revenue partially offset by an $11 million increase in provision for credit losses. Net interest income of $586 million increased $42 million reflecting the benefit of higher interest rates and average loan balances, partially offset by higher funding costs.
Pre-tax income for first quarter 2023 increased $65 million compared to $265 million for first quarter 2022. Net interest income increased $159 million from first quarter 2022 driven by higher earning asset yields and loan growth partially offset by higher funding costs. The provision for credit losses increased $72 million as the benefit in the prior year reflected a decrease in the unfavorable impact of the pandemic on the macroeconomic forecast. Noninterest income decreased $7 million and noninterest expense increased $16 million compared to first quarter 2022.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $78 million for first quarter 2023 increased $7 million compared to fourth quarter 2022, largely driven by an $8 million decrease in provision for credit losses. Revenue in the Specialty Banking segment declined $2 million reflecting a $9 million decrease in net interest income offset by a $7 million increase in noninterest income.
Fixed income of $39 million increased $4 million, despite continuing challenging market conditions. Mortgage banking and title income of $5 million increased $2 million reflecting higher gain on sale spreads.
Pre-tax income in the Specialty Banking segment decreased $42 million compared to first quarter 2022 largely driven by lower revenue and higher provision for credit losses, partially offset by lower noninterest expense. The decline in revenue was primarily attributable to lower fixed income and mortgage banking and title income. The decline in noninterest expense was largely driven by lower incentive-based compensation expense.
Corporate
Pre-tax loss for the Corporate segment was $77 million for first quarter 2023 compared to $35 million for fourth quarter 2022, reflecting a $55 million decrease in net interest income and a $10 million decrease in noninterest income, offset by a $25 million decrease in noninterest expense. Merger and integration expenses were $21 million compared to $36 million in the prior quarter.
Pre-tax loss in the Corporate segment improved $53 million compared to first quarter 2022. Net interest income increased $68 million from the impact of funds transfer pricing. Noninterest expense increased $10 million compared to the first quarter 2022, largely reflecting higher personnel expense from increased incentive-based compensation costs, partially offset by lower legal and professional fees. Merger and integration expenses were $21 million compared to $37 million in first quarter 2022.
Analysis of Financial Condition

Total period-end assets were $80.7 billion as of March 31, 2023 compared to $79.0 billion at December 31, 2022. The increase in total assets in first quarter 2023 was largely driven by a $1.1 billion increase in interest-bearing deposits with banks from higher FHLB borrowings and a $943 million increase in loans and leases, offset by a $2.0 billion decrease in deposits.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.

77	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Loans and Leases
Period-end loans and leases of $59.0 billion as of March 31, 2023 increased $943 million, or 2%, compared to December 31, 2022. First quarter loan growth included a $561 million increase in commercial loans and leases largely from C&I loan growth and a $382 million increase in consumer loans largely from consumer real estate loan growth. Average loans and leases of $58.1 billion increased $510 million from fourth quarter 2022 from a $319 million increase in average consumer loans and a $191 million increase in average commercial loans. The following table provides detail regarding FHN's loans and leases as of March 31, 2023 and December 31, 2022.

Table I.2.5
LOANS & LEASES

	As of March 31, 2023		As of December 31, 2022
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$32,172	54%	$31,781	55%	1%
Commercial real estate	13,398	23	13,228	23	1
Total commercial	45,570	77	45,009	78	1
Consumer:
Consumer real estate	12,668	22	12,253	21	3
Credit card and other	807	1	840	1	(4)
Total consumer	13,475	23	13,093	22	3
Total loans and leases	$59,045	100%	$58,102	100%	2%

(a)Includes equipment financing loans and leases.

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
On March 31, 2023 and December 31, 2022, loans HFS were $650 million and $590 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $3 million at March 31, 2023 and December 31, 2022.

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans (22% and 21% of total loans at March 31, 2023 and December 31, 2022, respectively). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2022 in the Asset Quality Section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2023 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2022.

78	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan portfolio, comprising 54% of total loans at the end of the first quarter 2023 and 55% at year-end 2022. The C&I portfolio increased $391 million to $32.2 billion as of March 31, 2023 compared to December 31, 2022 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2022 was largely driven by growth in Tennessee, asset-based lending and equipment and franchise finance. C&I loan growth was tempered by a $218 million decline in loans to mortgage companies and PPP loan run-off of $23 million. The largest geographical concentrations of balances in the C&I portfolio as of March 31, 2023 were in Tennessee (21%), Florida (13%), Texas (11%), North Carolina (7%), Louisiana (7%), California (5%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2023, and December 31, 2022. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.6
C&I PORTFOLIO BY INDUSTRY

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$4,187	13%	$4,120	13%
Real estate rental and leasing (a)	3,443	11	3,277	10
Health care and social assistance	2,678	8	2,657	8
Manufacturing	2,349	7	2,206	7
Wholesale trade	2,324	7	2,212	7
Accommodation and food service	2,282	7	2,238	7
Loans to mortgage companies	2,040	6	2,258	7
Retail trade	1,844	6	1,835	6
Transportation and warehousing	1,490	5	1,432	4
Energy	1,376	4	1,364	4
Other (professional, construction, education, etc.) (b)	8,159	26	8,182	27
Total C&I loan portfolio	$32,172	100%	$31,781	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of March 31, 2023.

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 19% and 20% of FHN’s C&I loan portfolio as of March 31, 2023 and December 31, 2022, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate rental and leasing industry were 11% and 10% of FHN's C&I portfolio as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.

Loans to Mortgage Companies
Loans to mortgage companies were 6% of the C&I portfolio as of March 31, 2023 and 7% as of December 31, 2022. This portfolio generally fluctuates with mortgage rates and seasonal factors and includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise; in the first quarter 2023, rates rose. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In first quarter 2023, 91% of the loan originations were home purchases and 9% were refinance transactions.

79	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Finance and Insurance
The finance and insurance component represented 13% of the C&I portfolio as of March 31, 2023 and December 31, 2022, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2023, asset-based lending to consumer finance companies represented approximately $2.0 billion of the finance and insurance component.
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
The C&I portfolio as of March 31, 2023 includes 454 loans made under the PPP with an aggregate principal balance of $53 million, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of March 31, 2023, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
For these loans, an insignificant amount of net lender fees remains to be paid to FHN as of March 31, 2023. FHN continues to work with its clients that have applied for and received PPP loan forgiveness.
Commercial Real Estate
The CRE portfolio totaled $13.4 billion as of March 31, 2023 and $13.2 billion as of December 31, 2022. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of March 31, 2023 were in Florida (25%), Texas (13%), North Carolina (11%), Georgia (10%), Louisiana (9%), and Tennessee (9%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (28%), retail (21%), office (17%), industrial (16%), hospitality (11%), land/land development (2%), and other (5%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $12.7 billion and $12.3 billion as of March 31, 2023 and December 31, 2022, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of March 31, 2023 were in Florida (30%), Tennessee (22%), Texas (10%), Louisiana (9%), North Carolina (7%), and New York (5%). No other state represented more than 5% of the portfolio.
As of March 31, 2023, approximately 88% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 758 and the refreshed FICO scores averaged 754 as of March 31, 2023, no significant change from FICO scores of 757 and 754, respectively, as of December 31, 2022. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of March 31, 2023 and December 31, 2022, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $23 million and $42 million, respectively.
HELOCs comprised $2.1 billion and $2.0 billion of the consumer real estate portfolio as of March 31, 2023 and December 31, 2022, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of March 31, 2023, approximately 93% of FHN's HELOCs were in the draw period compared to 92% at December 31, 2022. It is expected that $527 million, or 27%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.

80	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.7
HELOC DRAW TO REPAYMENT SCHEDULE

	March 31, 2023		December 31, 2022
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$29	2%	$31	2%
13-24	48	2	40	2
25-36	108	6	109	6
37-48	138	7	135	7
49-60	204	10	204	11
>60	1,440	73	1,356	72
Total	$1,967	100%	$1,875	100%

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $807 million as of March 31, 2023 and $840 million as of December 31, 2022. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $33 million decrease was driven by net repayments in other installment loans, partially offset by an increase in consumer construction loans.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and "Critical Accounting Policies and Estimates" and Note 4 in FHN's 2022 Form 10-K.
The ALLL increased to $715 million as of March 31, 2023 from $685 million as of December 31, 2022. The increase in the ALLL balance as of March 31, 2023 reflects the impact of loan growth and an uncertain macroeconomic forecast. The ALLL to total loans and leases ratio increased 3 basis points to 1.21%. The ACL to total loans and leases ratio increased to 1.35% as of March 31, 2023 from 1.33% as of December 31, 2022.

Consolidated Net Charge-offs
Net charge-offs in first quarter 2023 were $16 million, or an annualized 11 basis points of total loans and leases, compared to net charge-offs of $10 million, or 7 basis points of total loans and leases, in first quarter 2022. The increase in net charge-offs was driven by increases of $3 million in both the commercial and consumer portfolios.

Table I.2.8
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Allowance for loan and lease losses
C&I	$325	$308	$287
CRE	150	146	151
Consumer real estate	209	200	164
Credit card and other	31	31	20
Total allowance for loan and lease losses	$715	$685	$622

81	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Reserve for remaining unfunded commitments
C&I	$53	$55	$43
CRE	21	22	12
Consumer real estate	11	10	9
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$85	$87	$64

Allowance for credit losses
C&I	$378	$363	$330
CRE	171	168	163
Consumer real estate	220	210	173
Credit card and other	31	31	20
Total allowance for credit losses	$800	$772	$686

Period-end loans and leases
C&I	$32,172	$31,781	$30,798
CRE	13,398	13,228	12,487
Consumer real estate	12,668	12,253	10,874
Credit card and other	807	840	853
Total period-end loans and leases	$59,045	$58,102	$55,012

ALLL / loans and leases %
C&I	1.01%	0.97%	0.93%
CRE	1.12	1.10	1.21
Consumer real estate	1.65	1.63	1.51
Credit card and other	3.86	3.72	2.31
Total ALLL / loans and leases %	1.21%	1.18%	1.13%

ACL / loans and leases %
C&I	1.17%	1.14%	1.07%
CRE	1.28	1.27	1.31
Consumer real estate	1.74	1.71	1.59
Credit card and other	3.86	3.72	2.31
Total ACL / loans and leases %	1.35%	1.33%	1.25%

Quarter-to-date net charge-offs (recoveries)
C&I	$11	$21	$10
CRE	2	—	—
Consumer real estate	(1)	(1)	(4)
Credit card and other	4	6	4
Total net charge-offs (recoveries)	$16	$26	$10

Average loans and leases
C&I	$31,558	$31,562	$30,215
CRE	13,290	13,095	12,229
Consumer real estate	12,401	12,049	10,769
Credit card and other	825	858	869
Total average loans and leases	$58,074	$57,564	$54,082

82	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Charge-off % (annualized)
C&I	0.15%	0.27%	0.13%
CRE	0.05	—	(0.01)
Consumer real estate	(0.05)	(0.05)	(0.15)
Credit card and other	1.93	2.76	1.85
Total charge-off %	0.11%	0.18%	0.07%

ALLL / annualized net charge-offs
C&I	683%	365%	713%
CRE	2,152	NM	NM
Consumer real estate	NM	NM	NM
Credit card and other	197	132	123
Total ALLL / net charge-offs	1,115%	675%	1,595%

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
Total NPAs (including NPLs HFS) increased to $432 million as of March 31, 2023 from $327 million as of December 31, 2022, largely driven by two large commercial loan relationships. The nonperforming loans and leases ratio increased 18 basis points to 0.72% as of March 31, 2023.

83	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.9
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	March 31, 2023	December 31, 2022
C&I	$204	$153
CRE	63	9
Consumer real estate	155	152
Credit card and other	2	2
Total nonperforming loans and leases (a)	$424	$316

Nonperforming loans held for sale (a)	$4	$8
Foreclosed real estate and other assets (b)	4	3
Total nonperforming assets (a) (b)	$432	$327

Nonperforming loans and leases to total loans and leases
C&I	0.63%	0.48%
CRE	0.47	0.07
Consumer real estate	1.22	1.24
Credit card and other	0.27	0.27
Total NPL %	0.72%	0.54%

ALLL / NPLs
C&I	159%	202%
CRE	238	1,554
Consumer real estate	135	131
Credit card and other	1,439	1,364
Total ALLL / NPLs	169%	217%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled less than $1 million as of both March 31, 2023 and December 31, 2022.

84	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.10
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	March 31, 2023	December 31, 2022
Regional Banking	$334	$227
Specialty Banking	62	60
Corporate	28	29
Consolidated	$424	$316
Foreclosed real estate (c)
Regional Banking	$—	$—
Specialty Banking	3	2
Corporate	1	1
Consolidated	$4	$3
Nonperforming Assets (a) (b) (c)
Regional Banking	$334	$227
Specialty Banking	65	62
Corporate	29	30
Consolidated	$428	$319
Nonperforming loans and leases to loans and leases
Regional Banking	0.79%	0.54%
Specialty Banking	0.38	0.37
Corporate	5.82	6.28
Consolidated	0.72%	0.54%
NPA % (d)
Regional Banking	0.79%	0.55%
Specialty Banking	0.40	0.39
Corporate	5.95	6.54
Consolidated	0.72%	0.55%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of less than $1 million for both March 31, 2023 and December 31, 2022.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $12 million as of March 31, 2023 compared to $33 million as of December 31, 2022. Loans 30 to 89 days past due were $79 million as of March 31, 2023 compared to $105 as of December 31, 2022. C&I loans past due 30 to 89 days decreased $24 million and past due CRE loans decreased $6 million while past due consumer real estate loans increased $5 million.

85	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.11
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	March 31, 2023	December 31, 2022
C&I	$26	$61
CRE	5	11
Consumer real estate	49	55
Credit card and other	11	11
Total accruing loans and leases 30+ days past due	$91	$138

Accruing loans and leases 30+ days past due %
C&I	0.08%	0.19%
CRE	0.04	0.08
Consumer real estate	0.39	0.44
Credit card and other	1.26	1.28
Total accruing loans and leases 30+ days past due %	0.15%	0.24%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$—	$11
Consumer real Estate	7	18
Credit card and other	5	4
Total accruing loans and leases 90+ days past due	$12	$33

Loans held for sale
30 to 89 days past due	$9	$10
30 to 89 days past due - guaranteed portion (d)	8	7
90+ days past due	14	16
90+ days past due - guaranteed portion (d)	6	6
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $432 million on March 31, 2023 and $492 million on December 31, 2022. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
Modifications to Borrowers Experiencing Financial Difficulty
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. See
Note 1 - Basis of Presentation and Accounting Policies, Note 3 - Loans and Leases and Note 4 - Allowance for Credit Losses for further discussion regarding troubled loan modifications.

86	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Loan Rehab and Recovery Department (LRRD) is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are individually reviewed for expected credit losses, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. LRRD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. While every circumstance is different, LRRD will generally use forbearance agreements (generally 6-12 months) as an element of commercial loan workouts, which might include reduced interest rates, reduced payments, release of guarantor, term extensions or entering into short sale agreements. Principal forgiveness may be granted in specific workout circumstances.
The individual expected credit loss assessments completed on commercial loans are used in evaluating the appropriateness of qualitative adjustments to quantitatively modeled loss expectations for loans that are not considered collateral dependent. If a loan is collateral dependent, the carrying amount of a loan is written down to the net realizable value of the collateral. Each assessment considers any modified terms and is comprehensive to ensure appropriate assessment of expected credit losses.
Consumer Loan Modifications
FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government but does generally structure modified consumer loans using the parameters of the former Home Affordable Modification Program.
Within the HELOC and real estate installment loans classes of the consumer portfolio segment, troubled loans are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 1% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate generally returns to the original interest rate prior to modification; for certain modifications, the modified interest rate increases 2% per year until the original interest rate prior to modification is achieved. Permanent mortgage troubled loans are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 2% for up to 5 years) and a possible maturity date extension to reach an affordable housing debt-to-income ratio. After 5 years, the interest rate steps up 1 percent every year until it reaches the Federal Home Loan Mortgage Corporation Weekly Survey Rate cap. Contractual maturities may be extended to 40 years on permanent mortgages and to 30 years for consumer real estate loans. Within the credit card class of the consumer portfolio segment, troubled loans are typically modified through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for 6 months to 1 year. In the credit card workout program, clients are granted a rate reduction to 0% and term extensions for up to 5 years to pay off the remaining balance. Consumer loans may also be modified through court-imposed principal reductions in bankruptcy proceedings, which FHN is required to honor unless a borrower reaffirms the related debt.

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
Investment securities were $10.3 billion and $10.2 billion on March 31, 2023 and December 31, 2022, representing approximately 13% of total assets for both periods. See Note 2 - Investment Securities for more information about the securities portfolio.
Deposits
Total deposits of $61.4 billion as of March 31, 2023 decreased $2.0 billion from December 31, 2022 as a result of a $2.3 billion decrease in noninterest-bearing deposits partially offset by a $283 million increase in interest-bearing deposits. Average deposits of $62.2 billion decreased $2.7 billion, or 4%, from a $2.7 billion decrease in noninterest-bearing deposits partially offset by a $95 million increase in interest-bearing deposits. The decline in deposit balances in first quarter 2023 reflects a continued downward trend from mid-2021 highs driven by excess liquidity associated with the COVID-19 pandemic.

87	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN continues to maintain a well-diversified and stable funding mix across its footprint:
•At March 31, 2023, commercial deposits were $33.1 billion, or 54% of total deposits and consumer deposits were $28.3 billion, or 46% of total deposits.
•At March 31, 2023, 38% of deposits were associated with Tennessee, 19% with Florida, 12% with Louisiana, and 11% with North Carolina, with no other state above 10%.
•Total estimated uninsured deposits were $27.8 billion and $30.3 billion as of March 31, 2023 and
December 31, 2022, representing 45% and 48% of total deposits, respectively.
•Of the uninsured deposits at March 31, 2023, $5.0 billion, or 8% of total deposits, were collateralized.
See Table I.2.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.
The following table summarizes the major components of deposits as of March 31, 2023 and December 31, 2022.
Table I.2.12
DEPOSITS

	March 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$21,346	35%	$21,971	35%	$(625)	(3)%
Time deposits	3,777	6	2,887	4	890	31
Other interest-bearing deposits	15,183	25	15,165	24	18	—
Total interest-bearing deposits	40,306	66	40,023	63	283	1
Noninterest-bearing deposits	21,134	34	23,466	37	(2,332)	(10)
Total deposits	$61,440	100%	$63,489	100%	$(2,049)	(3)%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings increased to $6.6 billion as of March 31, 2023 compared to $2.8 billion as of December 31, 2022, largely from an increase in FHLB borrowings.
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

Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.6 billion as of March 31, 2023 and December 31, 2022.
Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.9 billion at March 31, 2023 and $8.5 billion at December 31, 2022. Significant changes included net income of $255 million and an increase in AOCI of $160 million, offset by $90 million in common and preferred dividends.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

88	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.13
REGULATORY CAPITAL DATA

(Dollars in millions)	March 31, 2023	December 31, 2022
Shareholders’ equity	$8,600	$8,252
Modified CECL transitional amount (a)	57	85
FHN non-cumulative perpetual preferred stock	(1,014)	(1,014)
Common equity tier 1 before regulatory adjustments	$7,643	$7,323
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,649)	(1,658)
Net unrealized (gains) losses on securities available for sale	859	972
Net unrealized (gains) losses on pension and other postretirement plans	266	269
Net unrealized (gains) losses on cash flow hedges	83	126
Common equity tier 1	$7,202	$7,032
FHN non-cumulative perpetual preferred stock (b)	920	920
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,417	$8,247
Tier 2 capital	1,041	975
Total regulatory capital	$9,458	$9,222
Risk-Weighted Assets
First Horizon Corporation	$69,510	$69,163
First Horizon Bank	69,061	68,728
Average Assets for Leverage
First Horizon Corporation	78,737	79,583
First Horizon Bank	78,109	78,923
Table I.2.14
REGULATORY RATIOS & AMOUNTS

	March 31, 2023		December 31, 2022
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.36%	$7,202	10.17%	$7,032
First Horizon Bank	10.94	7,557	10.77	7,405
Tier 1
First Horizon Corporation	12.11	8,417	11.92	8,247
First Horizon Bank	11.37	7,852	11.20	7,700
Total
First Horizon Corporation	13.61	9,458	13.33	9,222
First Horizon Bank	12.67	8,748	12.41	8,532
Tier 1 Leverage
First Horizon Corporation	10.69	8,417	10.36	8,247
First Horizon Bank	10.05	7,852	9.76	7,700
Other Capital Ratios
Total period-end equity to period-end assets	11.02		10.83
Tangible common equity to tangible assets (c)	7.41		7.12
Adjusted tangible common equity to risk-weighted assets (c)	9.66		9.35
(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For March 31, 2023 and December 31, 2022, 50% and 25%, respectively, of the full amount is phased out and not included in Common Equity Tier 1 capital.
(b)The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date, which was re-set to July 1, 2020 when the IBKC merger closed.
(c)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.22.
Banking regulators define minimum capital ratios for bank holding companies and their bank subsidiaries. Based on the capital rules and definitions prescribed by the banking regulators, should any depository institution’s capital ratios decline below predetermined levels, it would become subject to a series of increasingly restrictive regulatory actions.

89	1Q23 FORM 10-Q REPORT

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
As of March 31, 2023, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
FHN and First Horizon Bank's risk-based regulatory capital ratios increased in first quarter 2023 relative to year-end 2022 primarily from the impact of net income less dividends during the first three months of 2023.
During 2023, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer. The Series G Convertible Preferred Stock will qualify for Common Equity Tier 1 Capital upon conversion to common stock following the termination of the TD Transaction. See Note 7 – Preferred Stock and Note 17 – Other Events for more information related to the Series G Convertible Preferred Stock.
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
As of March 31, 2023, $401 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.60, or $16.58 excluding commissions. The pendency of the TD Transaction resulted in no purchases under the 2021 program since the Transaction was announced in 2022. With the Transaction terminated, FHN expects to utilize the program in a more normal fashion.
Table I.2.15
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2023
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

90	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

been reduced for that portion which relates to compensation plans for which no stock option awards remain outstanding. The shares may be purchased over the option exercise periods of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations. As of March 31, 2023, the maximum number of shares that may be purchased under the program was 22.3 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2023.

Table I.2.16
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2023
January 1 to January 31	107	$24.57	107	22,399
February 1 to February 28	2	24.75	2	22,397
March 1 to March 31	50	21.82	50	22,348
Total	159	$23.71	159

91	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Risk Management

There have been no significant changes to FHN’s risk management practices as described under “Risk Management” included in Item 7 of FHN’s 2022 Annual Report on Form 10-K.
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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:
Table I.2.17
VaR & SVaR MEASURES

	Three Months Ended March 31, 2023			As of March 31, 2023
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$3	$3
SVaR	5	7	4	4
10-day
VaR	9	11	8	9
SVaR	25	30	20	20

	Three Months Ended March 31, 2022			As of March 31, 2022
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$2	$2	$2
SVaR	5	7	4	5
10-day
VaR	4	5	3	4
SVaR	23	34	18	24

	Year Ended December 31, 2022			As of December 31, 2022
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$4	$2	$3
SVaR	5	7	4	6
10-day
VaR	8	11	3	10
SVaR	24	34	18	29

92	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.18
SCHEDULE OF RISKS INCLUDED IN VaR

	As of March 31, 2023		As of March 31, 2022		As of December 31, 2022
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$4	$—	$1	$1	$3
Credit spread risk	1	1	1	1	1	2

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

93	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Based on a static balance sheet as of March 31, 2023, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.19
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-100	(6.2)%
-50	(3.0)%
-25	(1.5)%
+25	+1.5%
+50	+2.9%
+100	+5.7%
+200	+9.0%
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
Short-term interest rates have reached their highest levels in 15 years, which coupled with market disruption from recent high profile bank failures, has increased competitive pressures on deposit costs.

The yield curve was inverted for much of the last half of 2022, which has continued into early 2023. The inverted yield curve indicates market expectations that short-term rates are likely to peak and then decline in future periods. Market participants are divided in their opinions regarding the timing and magnitude of further short-term rate increases or subsequent rate cuts. FHN continues to monitor current economic trends and potential exposures closely.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($10.1 billion was available as of March 31, 2023), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Core deposits are a significant source of funding and have historically been a stable source of liquidity for banks. Generally, core deposits represent funding from a financial institution's client base which provides inexpensive, predictable pricing. The ratio of average loans, excluding loans HFS and restricted real estate loans, to average core deposits was 96% for March 31, 2023 and 82% for December 31, 2022.
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

94	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

transactions accounted for as secured borrowings with business clients or broker dealer counterparties.
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. In February 2022, FHN issued and sold to TD 4,936 shares of Series G Perpetual Convertible Preferred Stock in a private placement transaction for $494 million. As of March 31, 2023, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $1.0 billion in non-cumulative perpetual preferred stock. As of March 31, 2023, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.1 billion as of April 1, 2023.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the TD Transaction. During the suspension period, dividend payments of FHN were not automatically reinvested in additional shares of FHN common stock and participants in the Plan were not able to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $110 million in both first and second quarter 2023 and $435 million in 2022. First Horizon Bank declared preferred dividends in first quarter of 2023 and declared and paid preferred dividends in each quarter of 2022. Additionally, First Horizon Bank declared preferred dividends in second quarter 2023, payable in July 2023.
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
FHN paid a cash dividend of $0.15 per common share on April 3, 2023. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on April 10, 2023 and $165 per Series C preferred share and $305 per Series D preferred share on May 1, 2023. In addition, in April 2023, the Board approved cash dividends per share in the following amounts:
Table I.2.20
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	06/16/2023	07/03/2023
Preferred Stock
Series B	$331.25	07/17/2023	08/01/2023
Series C	$165.00	07/17/2023	08/01/2023
Series E	$1,625.00	06/23/2023	07/10/2023
Series F	$1,175.00	06/23/2023	07/10/2023

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

95	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage business, is comprised of accruals to cover estimated loss content in the active pipeline (consisting of mortgage loan repurchase, make-whole, foreclosure/servicing demands and certain related exposures), estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the
GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $15 million and $16 million as of March 31, 2023 and December 31, 2022, respectively.

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
Inflation, Recession, and Federal Reserve Policy
Economic Overview
The year 2022 and first quarter 2023 were economically unusual in several respects. The period was marked by: strong inflation (which began in 2021); the Federal Reserve implementing a "tightening" policy to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; and low unemployment rates despite low economic growth. Key aspects were:
•Although the U.S. economy flirted with recession in 2022, it did not officially enter one. In 2023 recession risk remains high but no recession has begun.
•Although recessionary expectations were and remain high, consumption and employment have been robust.
•The rise in short-term interest rates by the Federal Reserve was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 4.65% a year later.
•Despite the extremely rapid and vigorous tightening of monetary policy, inflation in the U.S. remains high in relation to the decade preceding the COVID-19 pandemic, and in relation to the Federal Reserve's stated long-term goal of 2%.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022, and three times in 2023. The raises in 2022 were 75 and 50 basis points each—aggressive by historical standards—while the 2023 raises were a more-typical 25 basis points each. The Federal Reserve has expressed its intent to bring inflation under control even at the risk of

96	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

creating or deepening an economic recession. However, recently the Federal Reserve also has indicated a willingness to slow or even pause its increases to better assess economic reaction thus far. The March banking crisis (mentioned below) may contribute to a more cautious approach, as it fuels concerns that falling deposits could result in reduced ability to lend.
FHN cannot predict exactly when or how much short-term rates will be further raised, nor how market-driven long-term rates will behave, nor how those actions may affect financial markets, during 2023. FHN's expectations align with the forward curve in that short-term rates will stop rising at some point in 2023 and begin to fall by the fourth quarter of 2023.
Yield Curve
During the past five quarters, the yield curve flattened and inverted many times. Unusual yield curve effects, including inversion, may continue. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion was sustained for much of the last three quarters, which is very unusual. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy expanded in each of the most recent three quarters. However, the rate of expansion is falling. If that trend continues, the economy will contract again later this year or early next.
Recession expectations in the U.S. were high in 2022 and first quarter 2023. Traditionally, when people and businesses expect a recession, they often change their behaviors in ways that make recession more likely: they borrow less, spend less, and invest less. Some of those behaviors have started, but they have not become a broad trend yet.
Banking Crisis
In March 2023, two large regional U.S. banks failed after sudden large deposit outflows, and a major Swiss bank was acquired by another bank at the behest of regulators.
The two U.S. failures appear to have been caused in significant part by risky funds management practices exacerbated by a highly unusual deposit mix and 2022's sharp rise in rates. In the aftermath of these two failures, bank investors and clients across the U.S. have become more focused on deposit mix, funding risk management, and other safety-soundness concerns. The market values of virtually all U.S. bank stocks fell quickly and strongly in March, with a few falling about 90%.
The media published stories about actual and possible bank runs by depositors. Most U.S. banks saw net outflows of deposits in 2022 and early 2023 as the impacts of COVID-19 crisis programs faded and rates available from non-bank-account investments improved. According to Federal Reserve data, starting in mid-March, the two failures triggered an abrupt net deposit outflow from all but the largest U.S. banks. Specifically, during the week of March 15, the 25 largest U.S. banks as a group saw net deposit inflows exceeding $100 billion, while all other (smaller) U.S. banks as a group saw net outflows of nearly $200 billion. The next week large and small U.S. banks experienced net outflows of roughly $100 and $50 billion, respectively. The March crisis shock was short-lived, however. During the final week of March both large and small U.S. banks collectively experienced net inflows of deposits, roughly mirroring the first week of March, before the crisis emerged.
The two U.S. bank failures resulted in Congressional calls for higher regulation of mid-sized regional banks, especially for those with $100 billion or more of assets. FHN cannot predict what, if any, legislative or regulatory outcomes will result from the crisis.
In late April a third large regional U.S. bank failed after experiencing very large deposit outflows in March. Although this failure was widely anticipated, volatility in regional bank stocks resumed in May.
The three failed U.S. banks had a few characteristics that FHN believes were significant negative factors contributing to loss of confidence by depositors, in addition to having an unusual customer mix: well-above-median levels of deposits not covered by FDIC insurance; significant portions of the 2020-21 pandemic deposit inflows invested in longer-term fixed-rate debt securities; and very high (in relation to regulatory capital) market value losses on those investments when rates rose in 2022 and early 2023. These factors made them unusually susceptible to a cascade of negative effects when deposit levels diminished, for the entire industry, starting in 2022 as customers sought better returns in the rising rate environment.
War in Europe
The Russian military invaded Ukraine in February 2022. Over a year later, that conflict continues. Much of Europe and the rest of the world, including the U.S., imposed economic sanctions on Russia. The war and sanctions resulted in global oil and gas prices rising precipitously in early 2022. Oil prices have been volatile since then, but have oscillated around much higher price levels than before the war.
Market Volatility & Valuations
As a result of the prospects for recession, coupled with the uncertainties associated with the war in eastern Europe, financial markets world-wide were volatile during much of

97	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

2022. Volatility overall moderated somewhat in late 2022 and early 2023, but volatile episodes have continued.
Financial asset values broadly fell last year, especially during the second and third quarters. Broad stock indices have improved from 2022's low points, but remain well below three-year highs, particularly for mid-size and smaller companies.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023 that outpacing ended, with FHN's net interest margin compressing slightly from fourth quarter 2022.
FHN experienced a normalization of deposit levels since first quarter 2020 as it allowed higher cost surge deposits resulting from economic stimulus programs to move off balance sheet. Net deposit outflows averaged $2.0 to $4.0 billion in each of the last three quarters of 2022 and fell again by roughly $2.5 billion in first quarter 2023. Despite these outflows, average deposit balances were higher in first quarter 2023 than first quarter 2020. To mitigate net deposit outflows, FHN has increased deposit rates appreciably over the past several quarters, particularly in first quarter 2023. In contrast, during this period FHN's total loans grew modestly each quarter. These impacts resulted from a deliberate plan to allow deposits to return to more normal levels in relation to loans. We started raising deposit rates to more competitive levels during first quarter 2023 and expect to continue to meet competitive pressures going forward. If net deposit outflows continue despite higher deposit rates, at some point FHN will have to increase borrowing, at higher cost than deposits, or take other funding actions that could adversely impact earnings.
Although FHN cannot predict future actions of its depositors, FHN believes it has avoided key characteristics of the three failed U.S. banks. Specifically: FHN has a traditional customer mix for a bank its size; 55% of FHN's deposits at March 31, 2023 were FDIC insured, and another 8% were collateralized; and, because FHN kept a substantial portion of the pandemic deposit inflows in overnight and other "cash" investments, the market value losses embedded in FHN's investments do not diminish FHN's regulatory capital levels appreciably in relation to regulatory requirements.
As mentioned above, in 2023 the Federal Reserve has slowed the rate of increase of interest rates, and FHN expects rate increases to pause later this year. Increased stability in interest rates eventually may bring increased stability in funding, including deposits.
In addition, some of FHN's businesses have been negatively impacted by rising rates. Rate increases have pushed home mortgage rates in the U.S. much higher than in early 2022. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 due to rising rates coupled with elevated market volatility. These impacts have continued in 2023, although bond trading results improved modestly in first quarter.
A recession, if one occurs, likely would have a significant negative impact on FHN's businesses overall. Demand for loans likely would fall, loan losses and provision expense likely would rise, many commercial activities that generate fee income likely would decline, and competition for clients likely would sharpen. FHN already has experienced some of these impacts. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN.
LIBOR & Reference Rate Reform
LIBOR
The London Inter-Bank Offered Rate ("LIBOR") for many years was the most widely used reference rate in the world. A small and declining portion of FHN's floating rate loans use LIBOR, denominated in U.S. Dollars ("USD"), as the reference rate to determine the interest rate paid by the client/borrower. In addition, certain floating-rate securities issued by FHN use USD LIBOR as the reference rate.
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
In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (the “FCA”)—the governmental regulator of LIBOR—announced that it intended to halt persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In 2021, the FCA announced that tenors of USD LIBOR would no longer be published as follows:
•One week and 2-month USD LIBOR would not be published after December 31, 2021; and

98	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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

99	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
While FHN has exposure to LIBOR in various contracts (e.g., securities, derivatives), FHN's primary exposure to LIBOR is in floating rate loans to customers and derivative contracts issued to customers through FHN Financial. Below is a summary of these exposures as of March 31, 2023:
Table I.2.21
LIBOR EXPOSURES

(Dollars in billions)	As of March 31, 2023	Mature after June 2023
Commercial loans (a)	$3	$3
Consumer loans (a)	3	3
Customer swaps (b)	2	2
(a)    Amounts represent outstanding loan balances as of March 31, 2023.
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

100	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Critical Accounting Policies and Estimates
FHN has made no significant changes in its critical accounting policies and estimates from those disclosed in its 2022 Annual Report on Form 10-K.
Accounting Changes
Refer to Note 1 – Basis of Presentation and Accounting Policies for a detail of accounting changes with extended transition periods, accounting changes adopted in the current year and accounting changes issued but not currently effective, which section is incorporated into MD&A by this reference.

101	1Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.22
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended
(Dollars in millions; shares in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$688	$709	$479
Plus: Noninterest income (GAAP)	171	173	229
Total revenues (GAAP)	859	882	708
Less: Noninterest expense (GAAP)	478	503	493
Pre-provision net revenue (Non-GAAP)	$381	$379	$215

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,707	$8,415	$8,618
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	1,014	1,014	695
(A) Total average common equity	$7,398	$7,106	$7,628
Less: Average goodwill and other intangible assets (GAAP)(b)	1,738	1,750	1,802
(B) Average tangible common equity (Non-GAAP)	$5,660	$5,356	$5,826

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$987	$1,025	$756

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,895	$8,547	$8,696
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	1,014	1,014	1,014
(E) Total common equity	$7,586	$7,238	$7,387
Less: Goodwill and other intangible assets (GAAP)(b)	1,733	1,745	1,796
(F) Tangible common equity (Non-GAAP)	5,853	5,493	5,591
Less: Unrealized gains (losses) on AFS securities, net of tax	(859)	(972)	(440)
(G) Adjusted tangible common equity (Non-GAAP)	$6,712	$6,465	$6,031

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$80,729	$78,953	$88,660
Less: Goodwill and other intangible assets (GAAP) (b)	1,733	1,745	1,796
(I) Tangible assets (Non-GAAP)	$78,996	$77,208	$86,864

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$69,510	$69,163	$65,042

Period-end Shares Outstanding
(K) Period-end shares outstanding	537,619	537,101	534,587

Ratios
(C)/(A) Return on average common equity (GAAP)	13.34%	14.42%	9.92%
(C)/(B) Return on average tangible common equity (Non-GAAP)	17.43	19.14	12.98
(D)/(H) Total period-end equity to period-end assets (GAAP)	11.02	10.83	9.81
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	7.41	7.12	6.44
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	9.66	9.35	9.27
(E)/(K) Book value per common share (GAAP)	$14.11	$13.48	$13.82
(F)/(K) Tangible book value per common share (Non-GAAP)	$10.89	$10.23	$10.46

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

102	1Q23 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 92 of this report and the subsections entitled “Market Risk Management” beginning on page 92 and “Interest Rate Risk Management” beginning on page 93 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 43-49 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2022, including in particular the section entitled “Risk Management” beginning on page 86 of that Report and the subsections entitled “Market Risk Management” beginning on page 87 and “Interest Rate Risk Management” beginning on page 89 of that Report; and Note 21 to the Consolidated Financial Statements appearing on pages 176-182 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

103	1Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 34 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K for the year ended December 31, 2022:
Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
During the first quarter of 2023, FHN sold no common or preferred equity securities which were not registered under the Securities Act of 1933, as amended.
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Programs” section including tables I.2.15 and I.2.16 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 90 of this report, is incorporated herein by reference.

Items 3., 4., and 5.
Not applicable

104	1Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Item 6.     Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]				10-K	2.1	3/01/2022
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/03/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated effective January 24, 2023				8-K	3.1	1/25/2023
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Mutual Termination Agreement and Release, dated May 4, 2023, by and among The Toronto-Dominion Bank, TD Bank US Holding Company, Falcon Holdings Acquisition Co., and First Horizon Corporation (conformed copy)				8-K	10.1	5/4/2023
23.1	Accountants' consents	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022; (vi) Notes to Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

105	1Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

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

106	1Q23 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: May 8, 2023	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

107	1Q23 FORM 10-Q REPORT