Form 10-Q
period 2023-06-30
FIRST HORIZON CORP
filed 2023-08-04
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2023
Common Stock, $.625 par value	558,701,883

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ARRC	Alternative Reference Rates Committee
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board

Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets

1	2Q23 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, which the parties mutually terminated on May 4, 2023
TD Transaction	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

1	2Q23 FORM 10-Q REPORT

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
•accounting policies and processes that require management to make estimates about matters that are uncertain;
•any adverse effect on FHN resulting from the termination of the TD Transaction;
•the outcome of any legal proceedings that have been or may be instituted against FHN, including litigation against FHN or its directors or officers related to the TD Transaction or the TD Merger Agreement;
•reputational risk and potential adverse reactions or changes to business or employee relationships, including those resulting from the termination of the TD Transaction;
•deposit withdrawals and volatility and declines in the price of the common stock as a result of market stress in the regional banking sector;

2	2Q23 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

•the impact of any assessments made by the FDIC in connection with the resolutions of Silicon Valley Bank, Signature Bank, and First Republic Bank; and
•other factors that may affect the future results of FHN.
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

3	2Q23 FORM 10-Q REPORT

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

The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table I.2.25 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

4	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

5	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Cash and due from banks	$1,137	$1,061
Interest-bearing deposits with banks	4,523	1,384
Federal funds sold and securities purchased under agreements to resell	282	482
Trading securities	1,059	1,375
Securities available for sale at fair value	8,600	8,836
Securities held to maturity (fair value of $1,175 and $1,209, respectively)	1,349	1,371
Loans held for sale (including $95 and $51 at fair value, respectively)	789	590
Loans and leases	61,295	58,102
Allowance for loan and lease losses	(737)	(685)
Net loans and leases	60,558	57,417
Premises and equipment	595	612
Goodwill	1,511	1,511
Other intangible assets	210	234
Other assets	4,458	4,080
Total assets	$85,071	$78,953

Liabilities
Noninterest-bearing deposits	$18,801	$23,466
Interest-bearing deposits	46,632	40,023
Total deposits	65,433	63,489
Trading liabilities	174	335
Short-term borrowings	6,946	2,506
Term borrowings	1,156	1,597
Other liabilities	2,402	2,479
Total liabilities	76,111	70,406

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,750 and 31,686 shares, respectively	520	1,014
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 558,659,390 and 537,100,615 shares, respectively	349	336
Capital surplus	5,325	4,840
Retained earnings	3,830	3,430
Accumulated other comprehensive loss, net	(1,359)	(1,368)
FHN shareholders' equity	8,665	8,252
Noncontrolling interest	295	295
Total equity	8,960	8,547
Total liabilities and equity	$85,071	$78,953

See accompanying notes to consolidated financial statements.

6	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$877	$492	$1,683	$936
Interest and fees on loans held for sale	14	10	24	20
Interest on investment securities	63	45	125	83
Interest on trading securities	18	13	38	24
Interest on other earning assets	43	23	64	31
Total interest income	1,015	583	1,934	1,094
Interest expense
Interest on deposits	265	18	436	29
Interest on trading liabilities	2	4	5	6
Interest on short-term borrowings	99	2	136	3
Interest on term borrowings	19	17	39	35
Total interest expense	385	41	616	73
Net interest income	630	542	1,318	1,021
Provision for credit losses	50	30	100	(10)
Net interest income after provision for credit losses	580	512	1,218	1,031
Noninterest income
Deposit transactions and cash management	45	42	87	86
Fixed income	30	51	69	124
Brokerage, management fees and commissions	22	24	44	48
Card and digital banking fees	21	23	40	43
Other service charges and fees	14	15	27	28
Trust services and investment management	12	12	24	25
Mortgage banking and title income	6	34	11	56
Deferred compensation income	8	(17)	11	(21)
Gain on merger termination	225	—	225	—
Securities gains (losses), net	—	—	1	6
Other income	17	17	32	35
Total noninterest income	400	201	571	430
Noninterest expense
Personnel expense	285	265	556	545
Contributions	53	1	57	2
Net occupancy expense	30	33	61	64
Computer software	28	29	55	58
Operations services	22	23	44	43
Advertising and public relations	17	10	31	21
Deposit insurance expense	13	8	26	15
Contract employment and outsourcing	12	12	24	31
Amortization of intangible assets	12	13	24	26
Equipment expense	10	11	21	23
Legal and professional fees	12	17	20	40
Communications and delivery	9	9	18	19
Other expense	52	57	96	95
Total noninterest expense	555	488	1,033	982
Income before income taxes	425	225	756	479
Income tax expense	96	48	171	105
Net income	$329	$177	$585	$374
Net income attributable to noncontrolling interest	4	3	9	6
Net income attributable to controlling interest	$325	$174	$576	$368

7	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)
Preferred stock dividends	8	8	16	16
Net income available to common shareholders	$317	$166	$560	$352

Basic earnings per common share	$0.59	$0.31	$1.04	$0.66
Diluted earnings per common share	$0.56	$0.29	$1.00	$0.63
Weighted average common shares	539,120	534,604	538,035	533,915
Diluted average common shares	560,878	569,435	562,188	559,834

See accompanying notes to consolidated financial statements.

8	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2023	2022	2023	2022
Net income	$329	$177	$585	$374
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(105)	(231)	9	(635)
Net unrealized gains (losses) on cash flow hedges	(46)	(22)	(2)	(43)
Net unrealized gains (losses) on pension and other postretirement plans	—	1	2	3
Other comprehensive income (loss)	(151)	(252)	9	(675)
Comprehensive income (loss)	178	(75)	594	(301)
Comprehensive income attributable to noncontrolling interest	4	3	9	6
Comprehensive income (loss) attributable to controlling interest	$174	$(78)	$585	$(307)
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(34)	$(75)	$2	$(206)
Net unrealized gains (losses) on cash flow hedges	(15)	(7)	(1)	(14)
Net unrealized gains (losses) on pension and other postretirement plans	1	1	1	1

See accompanying notes to consolidated financial statements.

9	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2023
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2022	31,686	$1,014	537,101	$336	$4,840	$3,430	$(1,368)	$295	$8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	251	—	4	255
Other comprehensive income	—	—	—	—	—	—	160	—	160
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased	—	—	(159)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	677	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2023	31,686	1,014	537,619	336	4,863	3,595	(1,208)	295	8,895
Net income	—	—	—	—	—	325	—	4	329
Other comprehensive income	—	—	—	—	—	—	(151)	—	(151)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock conversion	(4,936)	(494)	—	—	—	—	—	—	(494)
Common stock repurchased	—	—	(575)	—	(5)	—	—	—	(5)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,872	—	—	—	—	—	—
Series G preferred stock conversion	—	—	19,743	12	481	—	—	—	493
Stock-based compensation expense	—	—	—	1	(14)	—	—	—	(13)
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2023	26,750	$520	558,659	$349	$5,325	$3,830	$(1,359)	$295	$8,960

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

10	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Six Months Ended June 30, 2022
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494
Net income	—	—	—	—	—	195	—	3	198
Other comprehensive income (loss)	—	—	—	—	—	—	(423)	—	(423)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494							494
Common stock repurchased	—	—	(120)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,130	1	14	—	—	—	15
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2022	31,686	1,014	534,587	334	4,769	2,996	(711)	295	8,697
Net income	—	—	—	—	—	174	—	3	177
Other comprehensive income (loss)	—	—	—	—	—	—	(252)	—	(252)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(83)	—	—	(83)
Common stock repurchased	—	—	(334)	(1)	(7)	—	—	—	(8)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,080	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2022	31,686	$1,014	536,333	$335	$4,791	$3,079	$(963)	$295	$8,551

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

11	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2023	2022
Operating Activities
Net income	$585	$374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	100	(10)
Deferred income tax expense (benefit)	1	157
Depreciation and amortization of premises and equipment	28	30
Amortization of intangible assets	24	26
Net other amortization and accretion	9	(15)
Net (increase) decrease in trading securities	860	1,343
Net (increase) decrease in derivatives	(298)	558
Stock-based compensation expense	8	32
Securities (gains) losses, net	(1)	(6)
(Gain) loss on BOLI	(3)	(3)
Net (gains) losses on sale/disposal of fixed assets	—	(1)
Loans held for sale:
Purchases and originations	(1,286)	(2,467)
Gross proceeds from settlements and sales	527	1,594
(Gain) loss due to fair value adjustments and other	16	42
Other operating activities, net	(334)	(136)
Total adjustments	(349)	1,144
Net cash provided by operating activities	236	1,518
Investing Activities
Proceeds from maturities of securities available for sale	451	760
Purchases of securities available for sale	(221)	(1,863)
Proceeds from prepayments of securities held to maturity	24	25
Proceeds from sales of premises and equipment	—	15
Purchases of premises and equipment	(14)	(19)
Proceeds from BOLI	5	6
Net (increase) decrease in loans and leases	(3,215)	(1,640)
Net (increase) decrease in interest-bearing deposits with banks	(3,139)	5,432
Other investing activities, net	3	4
Net cash (used in) provided by investing activities	(6,106)	2,720
Financing Activities
Common stock:
Stock options exercised	5	26
Cash dividends paid	(167)	(162)
Repurchase of shares	(10)	(10)
Preferred stock:
Preferred stock issuance	—	494
Cash dividends paid - preferred stock - noncontrolling interest	(8)	(6)
Cash dividends paid - preferred stock	(16)	(16)
Net increase (decrease) in deposits	1,944	(4,345)
Net increase (decrease) in short-term borrowings	4,440	(171)
Repayment of term borrowing	(450)	—
Increases (decreases) in restricted and secured term borrowings	8	9
Net cash provided by (used in) financing activities	5,746	(4,181)
Net increase (decrease) in cash and cash equivalents	(124)	57
Cash and cash equivalents at beginning of period	1,543	1,788
Cash and cash equivalents at end of period	$1,419	$1,845

Supplemental Disclosures
Total interest paid	$530	$71
Total taxes paid	37	10
Total taxes refunded	2	2
Transfer from loans to OREO	3	—
Transfer from loans HFS to trading securities	544	1,133
Preferred stock conversion to common stock	493	—

See accompanying notes to consolidated financial statements.

12	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
TD Transaction
As previously disclosed, on February 27, 2022, FHN entered into an Agreement and Plan of Merger (the TD Merger Agreement) with The Toronto-Dominion Bank, a Canadian chartered bank (TD), and certain TD subsidiaries. On May 4, 2023, FHN and TD mutually terminated the TD Merger Agreement. Under the terms of the termination agreement, TD made a $200 million cash payment to FHN, in addition to the $25 million fee reimbursement due to FHN pursuant to the TD Merger Agreement.
Merger and integration planning expenses related to the transactions associated with the TD Merger Agreement (TD Transaction) are recorded in FHN’s Corporate segment. Expenses recognized during the three and six months ended June 30, 2023 were $30 million and $51 million, respectively. Expenses recognized during the three and six months ended June 30, 2022 were $25 million and $34 million, respectively.
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
FHN identified contracts affected by reference rate reform, developed modification plans for those contracts and implemented those modifications before the last quotation of LIBOR on June 30, 2023. FHN elected to utilize the optional expedients and exceptions provided by ASU 2020-04 for contract modifications that immediately converted the reference rate within each contract. FHN also elected that revisions to contractual fallback provisions, including modifications in accordance with the provisions of Regulation ZZ, did not require evaluation for modification accounting. Additionally, FHN elected that the revisions to derivative contracts implemented by central clearinghouses to convert centrally cleared derivative contracts from LIBOR to SOFR plus an appropriate spread adjustment were not considered changes requiring assessment for modification accounting.
During the transition period, for cash flow hedges that reference 1-Month USD LIBOR, FHN applied expedients related to 1) the assumption of probability of cash flows when reference rates are changed on hedged items 2) avoiding dedesignation when critical terms (i.e., reference rates) change and 3) the allowed assumption of shared risk exposure for hedged items. Additionally, for its cash flow hedges that reference 1-Month Term SOFR, FHN applied expedients related to 1) the allowed assumption of shared risk exposure for hedged items and 2) multiple allowed assumptions of conformity between hedged items and the hedging instrument when assessing effectiveness. FHN continued to utilize these expedients and exceptions through the final cash flows affected by the quotation of LIBOR.
In accordance with the provisions of ASU 2020-04, effective immediately after the end of the transition period for its cash flow hedges (i.e., no more cash flows

13	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
were affected by LIBOR), FHN elected that the cessation of effectiveness assessments under the transition guidance and subsequent initiation of hedge effectiveness assessments under ASC 815 did not require dedesignation of the hedge relationships.
In December 2022, the FASB issued ASU 2022-06, "Deferral of the Sunset Date of Topic 848" which extends the transition window for ASU 2020-04 from December 31, 2022 to December 31, 2024, consistent with key USD LIBOR tenors continuing to be published through June 30, 2023.
In January 2021, the FASB issued ASU 2021-01, "Scope" to expand the scope of ASU 2020-04 to apply to certain contract modifications that were implemented in October 2020 by derivative clearinghouses for the use of the Secured Overnight Funding Rate (SOFR) in discounting, margining and price alignment for centrally cleared derivatives, including derivatives utilized in hedging relationships. ASU 2021-01 also applies to derivative contracts affected by the change in discounting convention regardless of whether they are centrally cleared (i.e., bi-lateral contracts can also be modified) and regardless of whether they reference LIBOR. ASU 2021-01 was effective immediately upon issuance with retroactive application permitted. FHN elected to retroactively apply the provisions of ASU 2021-01 because FHN's centrally cleared derivatives were affected by the change in discounting convention and because FHN has other bi-lateral derivative contracts that may be modified to conform to the use of SOFR for discounting. Adoption did not have a significant effect on FHN's reported financial condition or results of operations.
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

14	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

15	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of June 30, 2023 and December 31, 2022:

INVESTMENT SECURITIES AT JUNE 30, 2023
	June 30, 2023
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,287	$—	$(684)	$4,603
Government agency issued CMO	2,585	—	(375)	2,210
Other U.S. government agencies	1,359	1	(165)	1,195
States and municipalities	645	1	(54)	592
Total securities available for sale (a)	$9,876	$2	$(1,278)	$8,600

Securities held to maturity:
Government agency issued MBS	$877	$—	$(108)	$769
Government agency issued CMO	472	—	(66)	406
Total securities held to maturity	$1,349	$—	$(174)	$1,175

(a)Includes $8.7 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT YE 2022
	December 31, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,457	$1	$(695)	$4,763
Government agency issued CMO	2,682	—	(369)	2,313
Other U.S. government agencies	1,325	—	(162)	1,163
States and municipalities	658	1	(62)	597
Total securities available for sale (a)	$10,122	$2	$(1,288)	$8,836

Securities held to maturity:
Government agency issued MBS	$897	$—	$(109)	$788
Government agency issued CMO	474	—	(53)	421
Total securities held to maturity	$1,371	$—	$(162)	$1,209

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

16	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of June 30, 2023 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$14	$14
After 1 year through 5 years	—	—	125	119
After 5 years through 10 years	—	—	399	358
After 10 years	—	—	1,466	1,296
Subtotal	—	—	2,004	1,787
Government agency issued MBS and CMO (a)	1,349	1,175	7,872	6,813
Total	$1,349	$1,175	$9,876	$8,600

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and six months ended June 30, 2023 and 2022.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2023 and December 31, 2022:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of June 30, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$690	$(29)	$3,911	$(655)	$4,601	$(684)
Government agency issued CMO	166	(9)	2,045	(366)	2,211	(375)
Other U.S. government agencies	326	(15)	714	(150)	1,040	(165)
States and municipalities	53	—	475	(54)	528	(54)
Total	$1,235	$(53)	$7,145	$(1,225)	$8,380	$(1,278)

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,314	$(249)	$2,350	$(446)	$4,664	$(695)
Government agency issued CMO	1,104	(123)	1,209	(246)	2,313	(369)
Other U.S. government agencies	643	(67)	424	(95)	1,067	(162)
States and municipalities	493	(48)	54	(14)	547	(62)
Total	$4,554	$(487)	$4,037	$(801)	$8,591	$(1,288)

17	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $33 million and $32 million as of June 30, 2023 and December 31, 2022, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and six month periods ended June 30, 2023.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both June 30, 2023 and December 31, 2022. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of June 30, 2023 and December 31, 2022. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $83 million and $79 million at June 30, 2023 and December 31, 2022, respectively. The year-to-date 2023 and 2022 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $4 million and $6 million were recognized in the three and six months ended June 30, 2023, respectively, for equity investments with readily determinable fair values. Unrealized losses of $9 million and $13 million were recognized in the three and six months ended June 30, 2022, respectively, for equity investments with readily determinable fair values.

18	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of June 30, 2023 and December 31, 2022, excluding accrued interest of $252 million and $226 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	June 30, 2023	December 31, 2022
Commercial:
Commercial and industrial (a) (b)	$30,425	$29,523
Loans to mortgage companies	2,691	2,258
Total commercial, financial, and industrial	33,116	31,781
Commercial real estate	13,891	13,228
Consumer:
HELOC	2,197	2,028
Real estate installment loans	11,278	10,225
Total consumer real estate	13,475	12,253
Credit card and other	813	840
Loans and leases	$61,295	$58,102
Allowance for loan and lease losses	(737)	(685)
Net loans and leases	$60,558	$57,417

(a)Includes equipment financing leases of $1.1 billion for June 30, 2023 and December 31, 2022.
(b)Includes PPP loans fully guaranteed by the SBA of $44 million and $76 million as of June 30, 2023 and December 31, 2022, respectively.

Restrictions
Loans and leases with carrying values of $44.0 billion and $38.3 billion were pledged as collateral for borrowings at June 30, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of June 30, 2023, FHN had loans to mortgage companies of $2.7 billion and loans to finance and insurance companies of $4.1 billion. As a result, 20% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

19	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
loans and leases with the added characteristics that the probability of loss is high, and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of June 30, 2023 and December 31, 2022:

C&I PORTFOLIO
	June 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$2,015	$5,762	$3,829	$1,686	$1,876	$4,462	$2,691	$9,250	$323	$31,894
Special Mention (PD grade 13)	—	41	36	60	102	77	—	116	1	433
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	105	68	60	60	41	195	—	156	104	789
Total C&I loans	$2,120	$5,871	$3,925	$1,806	$2,019	$4,734	$2,691	$9,522	$428	$33,116

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$5,856	$4,040	$1,980	$2,099	$1,229	$3,710	$2,258	$9,165	$371	$30,708
Special Mention (PD grade 13)	19	63	19	141	9	90	—	126	—	467
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	54	51	38	67	124	—	134	97	606
Total C&I loans	$5,916	$4,157	$2,050	$2,278	$1,305	$3,924	$2,258	$9,425	$468	$31,781

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.
(b)    Balances include PPP loans.

CRE PORTFOLIO
	June 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$488	$3,127	$3,618	$1,349	$1,512	$3,112	$264	$19	$13,489
Special Mention (PD grade 13)	—	2	2	—	136	56	—	—	196
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	5	12	105	74	8	—	206
Total CRE loans	$488	$3,131	$3,625	$1,361	$1,753	$3,242	$272	$19	$13,891

20	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,637	$3,324	$1,488	$1,855	$808	$2,565	$274	$20	$12,971
Special Mention (PD grade 13)	—	3	3	37	68	5	1	—	117
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	4	12	50	31	31	11	—	140
Total CRE loans	$2,638	$3,331	$1,503	$1,942	$907	$2,601	$286	$20	$13,228

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of June 30, 2023 and December 31, 2022. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	June 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,109	$2,128	$1,788	$776	$491	$1,458	$1,495	$56	$9,301
FICO score 720-739	140	290	238	111	94	251	184	17	1,325
FICO score 700-719	108	237	197	89	54	242	153	18	1,098
FICO score 660-699	115	203	134	85	54	320	177	20	1,108
FICO score 620-659	6	20	24	24	38	119	37	8	276
FICO score less than 620	6	16	19	32	12	250	19	13	367
Total	$1,484	$2,894	$2,400	$1,117	$743	$2,640	$2,065	$132	$13,475

21	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$2,154	$1,847	$819	$523	$278	$1,294	$1,297	$63	$8,275
FICO score 720-739	292	246	116	98	34	238	183	18	1,225
FICO score 700-719	242	206	93	55	35	226	142	22	1,021
FICO score 660-699	214	137	90	55	62	278	192	23	1,051
FICO score 620-659	21	24	25	41	20	105	47	9	292
FICO score less than 620	15	19	32	12	23	256	16	16	389
Total	$2,938	$2,479	$1,175	$784	$452	$2,397	$1,877	$151	$12,253

The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of June 30, 2023 and December 31, 2022.

CREDIT CARD & OTHER PORTFOLIO
	June 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$35	$29	$15	$7	$8	$34	$231	$5	$364
FICO score 720-739	3	4	2	1	1	5	26	2	44
FICO score 700-719	3	3	4	1	1	5	27	1	45
FICO score 660-699	2	3	2	1	1	10	23	1	43
FICO score 620-659	1	1	2	1	1	3	6	—	15
FICO score less than 620	5	9	7	8	12	106	154	1	302
Total	$49	$49	$32	$19	$24	$163	$467	$10	$813

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$36	$14	$10	$10	$4	$25	$291	$6	$396
FICO score 720-739	3	2	2	1	—	4	30	1	43
FICO score 700-719	3	3	1	1	—	4	33	1	46
FICO score 660-699	3	2	1	1	2	7	30	1	47
FICO score 620-659	1	3	1	—	—	3	18	—	26
FICO score less than 620	7	6	6	10	7	71	174	1	282
Total	$53	$30	$21	$23	$13	$114	$576	$10	$840

22	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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

The following table reflects accruing and non-accruing loans and leases by class on June 30, 2023 and December 31, 2022:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	June 30, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,212	$29	$1	$30,242	$113	$12	$58	$183	$30,425
Loans to mortgage companies	2,691	—	—	2,691	—	—	—	—	2,691
Total commercial, financial, and industrial	32,903	29	1	32,933	113	12	58	183	33,116
Commercial real estate:
CRE (b)	13,812	6	—	13,818	47	13	13	73	13,891
Consumer real estate:
HELOC (c)	2,136	13	5	2,154	30	4	9	43	2,197
Real estate installment loans (d)	11,142	32	3	11,177	53	9	39	101	11,278
Total consumer real estate	13,278	45	8	13,331	83	13	48	144	13,475
Credit card and other:
Credit card	276	4	5	285	—	—	—	—	285
Other	524	2	—	526	2	—	—	2	528
Total credit card and other	800	6	5	811	2	—	—	2	813
Total loans and leases	$60,793	$86	$14	$60,893	$245	$38	$119	$402	$61,295

	December 31, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,309	$50	$11	$29,370	$64	$10	$79	$153	$29,523
Loans to mortgage companies	2,258	—	—	2,258	—	—	—	—	2,258
Total commercial, financial, and industrial	31,567	50	11	31,628	64	10	79	153	31,781
Commercial real estate:
CRE (b)	13,208	11	—	13,219	7	—	2	9	13,228
Consumer real estate:
HELOC (c)	1,967	12	5	1,984	32	4	8	44	2,028
Real estate installment loans (d)	10,079	25	13	10,117	56	5	47	108	10,225
Total consumer real estate	12,046	37	18	12,101	88	9	55	152	12,253
Credit card and other:
Credit card	287	5	4	296	—	—	—	—	296
Other	540	2	—	542	1	—	1	2	544
Total credit card and other	827	7	4	838	1	—	1	2	840
Total loans and leases	$57,648	$105	$33	$57,786	$160	$19	$137	$316	$58,102

(a) $183 million and $147 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.
(b) $66 million and $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.
(c) $5 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2023 and 2022.

23	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
As of June 30, 2023 and December 31, 2022, FHN had commercial loans with amortized cost of approximately $249 million and $124 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $173 million and $76 million, respectively, at June 30, 2023. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three and six months ended June 30, 2023, FHN recognized charge-offs of $12 million and of $24 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $7 million and $27 million, respectively, as of June 30, 2023 and $7 million and $26 million, respectively, as of December 31, 2022. Charge-offs relating to collateral-dependent consumer loans for the six months ending June 30, 2023 and June 30, 2022 were $1 million and $2 million, respectively.
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
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of June 30, 2023:

24	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	June 30, 2023
	Interest Rate Reduction
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	1	—	Reduced weighted-average contractual interest rate from 8.7% to 3.6%
Credit Card and Other (a)	—	—	Reduced weighted-average contractual interest rate from 14.7% to 0.0%
Total	$1	—%
(a) Balance less than $1 million.

	June 30, 2023
	Term Extension
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$73	0.2%	Added an estimated weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	46	0.3	Added an estimated weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer Real Estate	1	—	Added a weighted-average 13 years to the life of loans, which reduced monthly payment amounts for the borrowers
Credit Card and Other	—	—	N/A
Total	$120	0.2%

	June 30, 2023
	Principal Forgiveness
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	1	—
$1 million of the principal of consumer loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end. Less than $1 million of this principal continues to experience payments in accordance with the original loan terms

Credit Card and Other	—	—	N/A
Total	$1	—%

	June 30, 2023
	Payment Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	3	—	Payment deferral for 11 months, with a balloon payment at the end of the term
Credit Card and Other	—	—	N/A
Total	$3	—%

25	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	June 30, 2023
	Combination - Term Extension and Interest Rate Reduction
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	3	—	Added a weighted-average 13.1 years to the life of loans and reduced weighted-average contractual interest rate from 5.4% to 3.9%
Credit Card and Other	—	—	N/A
Total	$3	—%

	June 30, 2023
	Combination - Principal Forgiveness, Term Extension, and Payment Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$16	—%	Reduced the balance of the loans by $2 million and added a weighted-average 6.2 years to the life of loans
CRE	—	—	N/A
Consumer Real Estate	—	—	N/A
Credit Card and Other	—	—	N/A
Total	$16	—%

	June 30, 2023
	Combination - Term Extension, Interest Rate Reduction, and Interest Forgiveness
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$2	—%	Added a weighted-average 3.7 years to the life of loans, reduced weighted-average contractual interest rate from 11.3% to 7.5% and provided less than $1 million in interest forgiveness
CRE	—	—	N/A
Consumer Real Estate	—	—	N/A
Credit Card and Other	—	—	N/A
Total	$2	—%

	June 30, 2023
	Combination - Term Extension, Interest Rate Reduction, and Interest Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	17	—	Added a weighted-average 1 year to the life of loans, reduced weighted-average contractual interest rate from 8.7% to 8.0% and provided less than $1 million in deferred interest
Consumer Real Estate	—	—	N/A
Credit Card and Other	—	—	N/A
Total	$17	—%

26	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period totaled $25 million as of June 30, 2023. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the performance of loans that have been modified in the last 12 months:

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	June 30, 2023

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$70	$—	$—	$21
CRE	32	—	—	30
Consumer Real Estate	3	—	—	7
Credit Card and Other	—	—	—	—
Total	$105	$—	$—	$58

27	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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

LOANS MODIFIED IN A TDR THAT RE-DEFAULTED
	Year Ended December 31, 2022
(Dollars in millions)	Number	Recorded Investment
C&I	5	$—
CRE	—	—
HELOC	22	1
Real estate installment loans	54	15
Credit card and other	17	—
Total TDRs	98	$16

28	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and six months ended June 30, 2023 and 2022 were not material.
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
The increase in the ACL balance as of June 30, 2023 as compared to December 31, 2022 largely reflects potential economic instability projected in the macroeconomic forecasts resulting from inflation, interest rate increases, and other factors. In developing credit loss estimates for its loan and lease portfolios, FHN utilized two Moody’s forecast scenarios for its macroeconomic inputs. As of June 30, 2023, FHN's scenario selection process focused on key economic drivers such as unemployment and economic activity including recession risk. Risks considered include: the effects of inflation, rising interest rates, supply chain disruptions, labor/wage constraints, and international conflict. FHN selected one scenario as its

29	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
base case, which was the Moody's baseline scenario. The heaviest weight was placed on the baseline scenario. A smaller weight was placed on the FHN-selected downside scenario.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and six months ended June 30, 2023 and 2022:

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended June 30, 2023
Allowance for loan and lease losses:
Balance as of April 1, 2023	$325	$150	$209	$31	$715
Charge-offs	(19)	(8)	(1)	(5)	(33)
Recoveries	5	1	3	1	10
Provision for loan and lease losses	15	16	10	4	45
Balance as of June 30, 2023	$326	$159	$221	$31	$737

Reserve for remaining unfunded commitments:
Balance as of April 1, 2023	$53	$21	$11	$—	$85
Provision for remaining unfunded commitments	2	3	—	—	5
Balance as of June 30, 2023	55	24	11	—	90
Allowance for credit losses as of June 30, 2023	$381	$183	$232	$31	$827

	Three Months Ended June 30, 2022
Allowance for loan and lease losses:
Balance as of April 1, 2022	$287	$151	$164	$20	$622
Charge-offs	(12)	—	(2)	(7)	(21)
Recoveries	1	1	6	1	9
Provision for loan and lease losses	(2)	(11)	15	12	14
Balance as of June 30, 2022	$274	$141	$183	$26	$624

Reserve for remaining unfunded commitments:
Balance as of April 1, 2022	$43	$12	$9	$—	$64
Provision for remaining unfunded commitments	10	5	1	—	16
Balance as of June 30, 2022	53	17	10	—	80
Allowance for credit losses as of June 30, 2022	$327	$158	$193	$26	$704

30	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Six Months Ended June 30, 2023
Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02	1	—	(7)	—	(6)
Charge-offs	(33)	(10)	(1)	(10)	(54)
Recoveries	7	1	5	2	15
Provision for loan and lease losses	43	22	24	8	97
Balance as of June 30, 2023	$326	$159	$221	$31	$737

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	$55	$22	$10	$—	$87
Provision for remaining unfunded commitments	—	2	1	—	3
Balance as of June 30, 2023	55	24	11	—	90
Allowance for credit losses as of June 30, 2023	$381	$183	$232	$31	$827

	Six Months Ended June 30, 2022
Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(25)	—	(3)	(12)	(40)
Recoveries	4	1	11	2	18
Provision for loan and lease losses	(39)	(14)	12	17	(24)
Balance as of June 30, 2022	$274	$141	$183	$26	$624

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	$46	$12	$8	$—	$66
Provision for remaining unfunded commitments	7	5	2	—	14
Balance as of June 30, 2022	53	17	10	—	80
Allowance for credit losses as of June 30, 2022	$327	$158	$193	$26	$704

(a) C&I loans as of June 30, 2023 and 2022 include $44 million and $375 million in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.

The following table represents gross charge-offs by year of origination for the six months ended June 30, 2023:

GROSS CHARGE-OFFS
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I	$1	$5	$6	$4	$6	$10	$1	$33
CRE	—	—	—	—	2	8	—	10
Consumer Real Estate	—	—	—	—	—	1	—	1
Credit Card and Other	6	—	—	—	—	1	3	10
Total	$7	$5	$6	$4	$8	$20	$4	$54

31	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
At June 30, 2023, FHN had approximately $36 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2023 and 2022, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of and for the six months ended June 30, 2023 and the year ended December 31, 2022.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	June 30, 2023	December 31, 2022
Balance at beginning of period	$44	$250
Originations and purchases	299	1,275
Sales, net of gains	(255)	(1,481)
Mortgage loans transferred from (to) held for investment	—	—
Balance at end of period	$88	$44

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

MORTGAGE SERVICING RIGHTS
	June 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$22	$(6)	$16	$21	$(5)	$16

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of June 30, 2023 and December 31, 2022. Total mortgage servicing fees included in mortgage banking and title income were $2 million and $3 million for the six months ended June 30, 2023 and 2022, respectively. Mortgage servicing rights with a net carrying amount of $21 million were sold during the second quarter of 2022 resulting in a gain of $12 million which is included in mortgage banking and title income on the Consolidated Statement of Income.

32	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
December 31, 2022	$880	$631	$1,511
Additions	—	—	—
June 30, 2023	$880	$631	$1,511

FHN performed the required annual goodwill impairment test as of October 1, 2022. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual periods, management will evaluate whether an impairment analysis is warranted.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	June 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$371	$(192)	$179	$371	$(171)	$200
Client relationships	32	(14)	18	32	(13)	19
Other (a)	27	(14)	13	27	(12)	15
Total	$430	$(220)	$210	$430	$(196)	$234

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

33	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								June 30, 2023	December 31, 2022
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	—	—	—	494
						26,750	$538	$520	$1,014

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
(b) Fixed dividend rate will reset on August 1, 2025 to three-month CME Term SOFR plus 4.52361% (0.26161% plus 4.262%).
(c) Fixed dividend rate will reset on May 1, 2026 to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%).
(d) Fixed dividend rate will reset on May 1, 2024 to three-month CME Term SOFR plus 4.12061% (0.26161% plus 3.859%).

On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock was convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including termination of the TD Merger Agreement. Because regulatory approval of the TD Transaction was not obtained, conversion occurred, effective June 26, 2023, at a fixed rate of 4,000 shares of common stock for each share of Series G Convertible Preferred Stock, resulting in 19,742,776 additional common shares outstanding.
The $494 million carrying value of the Series G Convertible Preferred Stock qualified as Tier 1 Capital as of December 31, 2022 and qualified for Common Equity Tier 1 Capital upon conversion to common stock on June 26, 2023.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month LIBOR plus 0.85% or 3.75% per annum. After June 30, 2023, that floating rate will be the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On June 30, 2023 and December 31, 2022, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
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

34	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2023 and 2022:

ACCUMULATED OTHER COMPREHENSIVE INCOME

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2023	$(859)	$(83)	$(266)	$(1,208)
Net unrealized gains (losses)	(105)	(59)	(2)	(166)
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	(105)	(46)	—	(151)
Balance as of June 30, 2023	$(964)	$(129)	$(266)	$(1,359)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2023	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	9	(26)	(2)	(19)
Amounts reclassified from AOCI	—	24	4	28
Other comprehensive income (loss)	9	(2)	2	9
Balance as of June 30, 2023	$(964)	$(129)	$(266)	$(1,359)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2022	$(440)	$(18)	$(253)	$(711)
Net unrealized gains (losses)	(231)	(25)	—	(256)
Amounts reclassified from AOCI	—	3	1	4
Other comprehensive income (loss)	(231)	(22)	1	(252)
Balance as of June 30, 2022	$(671)	$(40)	$(252)	$(963)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2022	$(36)	$3	$(255)	$(288)
Net unrealized gains (losses)	(635)	(45)	—	(680)
Amounts reclassified from AOCI	—	2	3	5
Other comprehensive income (loss)	(635)	(43)	3	(675)
Balance as of June 30, 2022	$(671)	$(40)	$(252)	$(963)

35	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI	2023	2022	2023	2022	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$17	$4	$32	$3	Interest and fees on loans and leases
Tax expense (benefit)	(4)	(1)	(8)	(1)	Income tax expense
	13	3	24	2
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	2	2	5	4	Other expense
Tax expense (benefit)	—	(1)	(1)	(1)	Income tax expense
	2	1	4	3
Total reclassification from AOCI	$15	$4	$28	$5

36	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2023	2022	2023	2022
Net income	$329	$177	$585	$374
Net income attributable to noncontrolling interest	4	3	9	6
Net income attributable to controlling interest	325	174	576	368
Preferred stock dividends	8	8	16	16
Net income available to common shareholders	$317	$166	$560	$352

Weighted average common shares outstanding—basic	539,120	534,604	538,035	533,915
Effect of dilutive restricted stock, performance equity awards and options	3,100	7,319	4,956	7,223
Effect of dilutive convertible preferred stock (a)	18,658	27,512	19,197	18,696
Weighted average common shares outstanding—diluted	560,878	569,435	562,188	559,834

Basic earnings per common share	$0.59	$0.31	$1.04	$0.66
Diluted earnings per common share	$0.56	$0.29	$1.00	$0.63

(a) On February 28, 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which was converted into common stock on June 26, 2023, following the termination of the TD Merger Agreement. Conversion occurred at the rate of 4,000 common shares per Series G preferred share resulting in 19,742,776 additional common shares outstanding. 2023 includes the impact of the Series G based on the final conversion rate and 2022 includes the impact based on the original maximum conversion rate. For more information on the convertible features, including the conversion rate, see Note 7 - Preferred Stock.

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2023	2022	2023	2022
Stock options excluded from the calculation of diluted EPS	1,942	23	—	48
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$16.46	$27.88	$24.36	$25.60
Other equity awards excluded from the calculation of diluted EPS	8,676	1,892	3,063	1,231

37	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2023, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2023, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Mortgage Loan Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization, and servicing businesses, is comprised of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and

38	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of both June 30, 2023 and December 31, 2022. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
The most significant outstanding claim associated with FHN's pre-2009 businesses is a servicing indemnification claim asserted by Nationstar Mortgage LLC, currently doing business as “Mr. Cooper.” Nationstar was the purchaser of FHN’s mortgage servicing obligations and assets in 2013 and 2014 and was FHN’s subservicer. Nationstar asserts several categories of indemnity obligations in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar’s claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN’s contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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

39	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
The components of net periodic benefit cost for the three and six months ended June 30 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Components of net periodic benefit cost
Interest cost	$8	$5	$16	$10
Expected return on plan assets	(8)	(6)	(16)	(12)
Amortization of unrecognized:
Actuarial (gain) loss	3	2	6	4
Net periodic benefit cost	$3	$1	$6	$2

40	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable, or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented.

41	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three and six months ended June 30, 2023 and 2022:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$612	$129	$(111)	$630
Provision for credit losses	43	10	(3)	50
Noninterest income (a)	108	48	244	400
Noninterest expense (b)	321	88	146	555
Income (loss) before income taxes	356	79	(10)	425
Income tax expense (benefit)	84	19	(7)	96
Net income (loss)	$272	$60	$(3)	$329
Average assets	$45,615	$20,024	$16,665	$82,304

	Three Months Ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$465	$141	$(64)	$542
Provision for credit losses	52	(18)	(4)	30
Noninterest income	114	96	(9)	201
Noninterest expense (b)	299	114	75	488
Income (loss) before income taxes	228	141	(144)	225
Income tax expense (benefit)	53	35	(40)	48
Net income (loss)	$175	$106	$(104)	$177
Average assets	$41,943	$20,237	$24,146	$86,326

(a)     2023 includes a $225 million gain on merger termination in the Corporate segment.
(b)     2023 includes a $50 million contribution to the First Horizon Foundation and $30 million in merger and integration planning expenses related to the TD Transaction in the Corporate segment. 2022 includes $38 million in merger and integration expenses related to the IBKC merger and TD Transaction in the Corporate segment.

42	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,198	$255	$(135)	$1,318
Provision for credit losses	85	20	(5)	100
Noninterest income (a)	215	101	255	571
Noninterest expense (b)	641	181	211	1,033
Income (loss) before income taxes	687	155	(86)	756
Income tax expense (benefit)	161	38	(28)	171
Net income (loss)	$526	$117	$(58)	$585
Average assets	$45,054	$19,732	$15,796	$80,582

	Six Months Ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$892	$285	$(156)	$1,021
Provision for credit losses	22	(21)	(11)	(10)
Noninterest income	228	201	1	430
Noninterest expense (b)	604	247	131	982
Income (loss) before income taxes	494	260	(275)	479
Income tax expense (benefit)	116	63	(74)	105
Net income (loss)	$378	$197	$(201)	$374
Average assets	$41,249	$20,240	$25,961	$87,450

(a)     2023 includes a $225 million gain on merger termination in the Corporate segment.
(b)     2023 includes a $50 million contribution to the First Horizon Foundation and $51 million in merger and integration planning expenses related to the TD Transaction in the Corporate segment. 2022 includes $75 million in merger and integration expenses related to the IBKC merger and TD Transaction in the Corporate segment.

The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and six months ended June 30, 2023 and 2022:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three months ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$40	$3	$2	$45
Fixed income (a)	—	31	(1)	30
Brokerage, management fees and commissions	22	—	—	22
Card and digital banking fees	19	—	2	21
Other service charges and fees	8	6	—	14
Trust services and investment management	12	—	—	12
Mortgage banking and title income	—	6	—	6
Deferred compensation income	—	—	8	8
Gain on merger termination	—	—	225	225
Other income (b)	7	2	8	17
Total noninterest income	$108	$48	$244	$400

43	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Three months ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$38	$2	$2	$42
Fixed income (a)	—	51	—	51
Brokerage, management fees and commissions	24	—	—	24
Card and digital banking fees	21	—	2	23
Other service charges and fees	9	6	—	15
Trust services and investment management	12	—	—	12
Mortgage banking and title income	—	34	—	34
Deferred compensation income	—	—	(17)	(17)
Other income (b)	10	3	4	17
Total noninterest income	$114	$96	$(9)	$201

(a)2023 and 2022 includes $9 million and $10 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Includes letter of credit fees and insurance commissions in scope of ASC 606.

44	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six months ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$78	$5	$4	$87
Fixed income (a)	—	70	(1)	69
Brokerage, management fees and commissions	44	—	—	44
Card and digital banking fees	36	1	3	40
Other service charges and fees	16	11	—	27
Trust services and investment management	24	—	—	24
Mortgage banking and title income	—	11	—	11
Deferred compensation income	—	—	11	11
Gain on merger termination	—	—	225	225
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	17	3	12	32
Total noninterest income	$215	$101	$255	$571

	Six months ended June 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$77	$5	$4	$86
Fixed income (a)	—	124	—	124
Brokerage, management fees and commissions	48	—	—	48
Card and digital banking fees	38	1	4	43
Other service charges and fees	16	11	1	28
Trust services and investment management	25	—	—	25
Mortgage banking and title income	—	56	—	56
Deferred compensation income	—	—	(21)	(21)
Securities gains (losses), net (b)	—	—	6	6
Other income (c)	24	4	7	35
Total noninterest income	$228	$201	$1	$430

(a)2023 and 2022 includes $19 million and $21 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

45	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
Note 13—Variable Interest Entities
FHN makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership, or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. FHN consolidates a VIE if FHN is the primary beneficiary of the entity. FHN is the primary beneficiary of a VIE if FHN's variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, FHN considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. FHN assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of June 30, 2023 and December 31, 2022:

CONSOLIDATED VIEs
(Dollars in millions)	June 30, 2023	December 31, 2022
Assets:
Other assets	$172	$181

Liabilities:
Other liabilities	$145	$150

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and six months ended June 30, 2023 and 2022.

46	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 for LIHTC investments accounted for under the proportional amortization method.

LIHTC IMPACTS ON TAX EXPENSE
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$13	$11	$26	$21
Low income housing tax credits	(14)	(12)	(28)	(23)
Other tax benefits related to qualifying LIHTC investments	(3)	(3)	(5)	(5)

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

47	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
the financing provided, First Horizon Bank is exposed to potentially significant benefits and losses of the borrowing entity. First Horizon Bank has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
Proprietary Trust Preferred Issuances
In conjunction with its acquisitions, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the ability to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of June 30, 2023 and December 31, 2022:

NONCONSOLIDATED VIEs AT JUNE 30, 2023
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$501	$161	(a)
Other tax credit investments (b)	82	65	Other assets
Small issuer trust preferred holdings (c)	173	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	8,355	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	134	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $340 million of current investments and $161 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $192 million classified as trading securities, $1.3 billion classified as held to maturity and $6.8 billion classified as securities available for sale.
(f)Maximum loss exposure represents $134 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(g)No exposure to loss due to nature of FHN's involvement.

48	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2023 and December 31, 2022, respectively, FHN had $531 million and $159 million of cash receivables and $28 million and $42 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $22 million and $38 million for the three months ended June 30, 2023 and 2022, $49 million and

49	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
$99 million for the six months ended June 30, 2023 and 2022, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of June 30, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH TRADING
	June 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,531	$4	$259
Offsetting upstream interest rate contracts	5,579	180	5
Option contracts written	15	—	—
Forwards and futures purchased	1,078	1	4
Forwards and futures sold	1,150	5	—

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,076	$3	$270
Offsetting upstream interest rate contracts	3,076	91	6
Option contracts purchased	40	—	—
Forwards and futures purchased	1,127	5	2
Forwards and futures sold	1,256	4	5

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
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of June 30, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	June 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,358	$3	$539
Offsetting upstream interest rate contracts	8,438	535	4

50	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,377	$3	$570
Offsetting upstream interest rate contracts	8,377	351	5

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(130)	$163	$31	$517
Offsetting upstream interest rate contracts (a)	130	(163)	(31)	(517)

(a)Gains (losses) included in other expense within the Consolidated Statements of Income.

Cash Flow Hedges
Prior to 2021, FHN entered into pay floating, receive fixed interest rate swaps designed to manage its exposure to the variability in cash flows related to interest payments on debt instruments. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments that historically were based on 1-month LIBOR. In second quarter 2023, the remaining hedge was revised to reference 1-month Term SOFR after the cessation of LIBOR-based cash flows. In conjunction with the IBKC merger, FHN acquired interest rate contracts (floors and collars) which were re-designated as cash flow hedges. The debt instruments associated with these hedges also primarily consisted of held-to-maturity commercial loans that had variable interest payments that were based on 1-month LIBOR. The last hedge acquired in conjunction with the IBKC merger matured in second quarter 2023.
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	June 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,200	$—	$87
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,200	N/A

51	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,350	$—	$71
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,350	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(66)	$37	$(13)	$69
Gain (loss) recognized in other comprehensive income (loss)	(59)	(25)	(26)	(45)
Gain (loss) reclassified from AOCI into interest income	13	3	24	2

(a)Approximately $24 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	June 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$88	$1	$—
Forward contracts written	141	1	—

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$35	$—	$—
Forward contracts written	61	—	—

52	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and six months ended June 30, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$—	$(2)	$2	$1
Forward contracts written	(2)	9	6	27

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2023 and December 31, 2022, the derivative liabilities associated with the sales of Visa Class B shares were $34 million and $27 million, respectively. FHN recognized $15 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the three and six months ended June 30, 2023 and $22 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the year ended December 31, 2022. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2023 and December 31, 2022, these loans were valued at $14 million and $9 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of June 30, 2023 and December 31, 2022, the notional values of FHN’s risk participations were $326 million and $242 million of derivative assets and $881 million and $742 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at June 30, 2023 and December 31, 2022, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, FHN recognized an insignificant amount of assets and liabilities associated with these contracts.
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

53	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $6 million of assets and $257 million of liabilities on June 30, 2023, and $5 million of assets and $268 million of liabilities on December 31, 2022. As of June 30, 2023 and December 31, 2022, FHN had received collateral of $97 million and $106 million and posted collateral of $125 million and $61 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $609 million of assets and $257 million of liabilities on June 30, 2023, and $378 million of assets and $268 million of liabilities on December 31, 2022. As of June 30, 2023 and December 31, 2022, FHN had received collateral of $669 million and $479 million and posted collateral of $94 million and $61 million, respectively, in the normal course of business related to these contracts.
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

54	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2023
Interest rate derivative contracts	$723	$—	$723	$(75)	$(601)	$47
Forward contracts	5		5	(2)	—	3
	$728	$—	$728	$(77)	$(601)	$50

December 31, 2022
Interest rate derivative contracts	$449	$—	$449	$(58)	$(378)	$13
Forward contracts	9	—	9	(6)	(2)	1
	$458	$—	$458	$(64)	$(380)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, $1 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2023
Interest rate derivative contracts	$895	$—	$895	$(75)	$(198)	$622
Forward contracts	4	—	4	(2)	(1)	1
	$899	$—	$899	$(77)	$(199)	$623

December 31, 2022
Interest rate derivative contracts	$921	$—	$921	$(58)	$(175)	$688
Forward contracts	8	—	8	(6)	(1)	1
	$929	$—	$929	$(64)	$(176)	$689

(a)Included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, $34 million and $29 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

55	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of June 30, 2023 and December 31, 2022:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
June 30, 2023	$190	$—	$190	$—	$(188)	$2
December 31, 2022	353	—	353	(10)	(340)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of June 30, 2023 and December 31, 2022:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2023	$1,957	$—	$1,957	$—	$(1,957)	$—
December 31, 2022	1,013	—	1,013	(10)	(1,003)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

56	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of June 30, 2023 and December 31, 2022:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	June 30, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,757	$—	$1,757
Government agency issued CMO	147	—	147
Other U.S. government agencies	53	—	53
Total securities sold under agreements to repurchase	$1,957	$—	$1,957

	December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$10	$—	$10
Government agency issued MBS	851	—	851
Government agency issued CMO	122	—	122
Other U.S. government agencies	30	—	30
Total securities sold under agreements to repurchase	$1,013	$—	$1,013

57	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

58	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	June 30, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$25	$—	$25
Government agency issued MBS	—	90	—	90
Government agency issued CMO	—	102	—	102
Other U.S. government agencies	—	89	—	89
States and municipalities	—	48	—	48
Corporate and other debt	—	669	—	669
Interest-only strips (elected fair value)	—	—	36	36
Total trading securities	—	1,023	36	1,059
Loans held for sale (elected fair value)	—	73	22	95
Securities available for sale:
Government agency issued MBS	—	4,603	—	4,603
Government agency issued CMO	—	2,210	—	2,210
Other U.S. government agencies	—	1,195	—	1,195
States and municipalities	—	592	—	592
Total securities available for sale	—	8,600	—	8,600
Other assets:
Deferred compensation mutual funds	99	—	—	99
Equity, mutual funds, and other	23	—	—	23
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	724	—	724
Total other assets	128	724	—	852
Total assets	$128	$10,420	$58	$10,606
Trading liabilities:
U.S. treasuries	$—	$127	$—	$127
Corporate and other debt	—	47	—	47
Total trading liabilities	—	174	—	174
Other liabilities:
Derivatives, forwards and futures	4	—	—	4
Derivatives, interest rate contracts	—	895	—	895
Derivatives, other	—	—	34	34
Total other liabilities	4	895	34	933
Total liabilities	$4	$1,069	$34	$1,107

59	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$101	$—	$101
Government agency issued MBS	—	144	—	144
Government agency issued CMO	—	61	—	61
Other U.S. government agencies	—	115	—	115
States and municipalities	—	54	—	54
Corporate and other debt	—	875	—	875
Interest-only strips (elected fair value)	—	—	25	25
Total trading securities	—	1,350	25	1,375
Loans held for sale (elected fair value)	—	29	22	51
Securities available for sale:
Government agency issued MBS	—	4,763	—	4,763
Government agency issued CMO	—	2,313	—	2,313
Other U.S. government agencies	—	1,163	—	1,163
States and municipalities	—	597	—	597
Total securities available for sale	—	8,836	—	8,836
Other assets:
Deferred compensation mutual funds	112	—	—	112
Equity, mutual funds, and other	22	—	—	22
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	449	—	449
Derivatives, other	—	2	—	2
Total other assets	143	451	—	594
Total assets	$143	$10,666	$47	$10,856
Trading liabilities:
U.S. treasuries	$—	$275	$—	$275
Government agency issued MBS	—	2	—	2
Corporate and other debt	—	58	—	58
Total trading liabilities	—	335	—	335
Other liabilities:
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	922	—	922
Derivatives, other	—	1	27	28
Total other liabilities	8	923	27	958
Total liabilities	$8	$1,258	$27	$1,293

60	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2023 and 2022 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended June 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2023	$28		$21		$(21)
Total net gains (losses) included in net income	(3)		—		(15)
Purchases	—		1		—
Sales	(5)		—		—
Settlements	—		—		2
Net transfers into (out of) Level 3	16	(b)	—		—
Balance on June 30, 2023	$36		$22		$(34)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(15)	(d)

	Three Months Ended June 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2022	$12		$32		$(18)
Total net gains (losses) included in net income	(3)		—		(12)
Settlements	—		—		2
Net transfers into (out of) Level 3	17	(b)	2		—
Balance on June 30, 2022	$26		$34		$(28)
Net unrealized gains (losses) included in net income	$(3)	(c)	$—	(a)	$(12)	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.

61	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2023 and 2022 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Six Months Ended June 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(6)		—		(15)
Purchases	—		2		—
Sales	(8)		(2)		—
Settlements	—		—		8
Net transfers into (out of) Level 3	25	(b)	—		—
Balance on June 30, 2023	$36		$22		$(34)
Net unrealized gains (losses) included in net income	$(3)	(c)	$—	(a)	$(15)	(d)

	Six Months Ended June 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Total net gains (losses) included in net income	(3)		—		(12)
Purchases	—		1		—
Sales	(37)		—		—
Settlements	—		(1)		7
Net transfers into (out of) Level 3	28	(b)	6		—
Balance on June 30, 2022	$26		$34		$(28)
Net unrealized gains (losses) included in net income	$(4)	(c)	$—	(a)	$(12)	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2023 and 2022.

62	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at June 30, 2023, and December 31, 2022, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
	Carrying value at June 30, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$664	$—	$664
Loans and leases (a)	—	—	243	243
OREO (b)	—	—	4	4
Other assets (c)	—	—	46	46

	Carrying value at December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$506	$—	$506
Loans and leases (a)	—	—	135	135
OREO (b)	—	—	3	3
Other assets (c)	—	—	43	43

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2023 and 2022:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended June 30,		Net gains (losses) Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Loans held for sale—SBAs and USDA	$(1)	$(3)	$(2)	$(4)
Loans and leases (a)	(19)	—	(23)	(1)
Other assets (b)	(1)	(1)	(1)	(2)
	$(21)	$(4)	$(26)	$(7)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents tax credit investments accounted for under the equity method.

63	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
For the three and six months ended June 30, 2023, FHN recognized less than $1 million of fixed asset impairments and $1 million of leased asset impairments for both periods. For the three and six months ended June 30, 2022, FHN recognized $1 million of fixed asset recoveries and less than $1 million of leased asset impairments for both periods. These amounts were primarily recognized in the Corporate segment.
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
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of June 30, 2023 and December 31, 2022:

64	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at June 30, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$36	Discounted cash flow	Constant prepayment rate	12% - 13%	12%
			Bond equivalent yield	18% - 20%	18%
Loans held for sale - residential real estate	$22	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 76%	65%
			Loss severity trends - First mortgage	0% - 11% of UPB	5%
Derivative liabilities, other	$34	Discounted cash flow	Visa covered litigation resolution amount	$6.2 billion - $7.2 billion	$6.8 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	12 - 42 months	29 months
Loans and leases (a)	$243	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$46	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

65	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$25	Discounted cash flow	Constant prepayment rate	12% - 13%	12%
			Bond equivalent yield	17%	17%
Loans held for sale - residential real estate	$22	Discounted cash flow	Prepayment speeds - First mortgage	2% - 8%	3%
			Foreclosure losses	63% - 75%	65%
			Loss severity trends - First mortgage	0% - 11% of UPB	5%
Derivative liabilities, other	$27	Discounted cash flow	Visa covered litigation resolution amount	$5.6 billion - $6.0 billion	$5.9 billion
			Probability of resolution scenarios	5% - 25%	20%
			Time until resolution	12 - 42 months	28 months
Loans and leases (a)	$135	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$43	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

66	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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

67	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	June 30, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$95	$103	$(8)
Nonaccrual loans	3	6	(3)

	December 31, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$51	$58	$(7)
Nonaccrual loans	5	8	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$—	$2	$1	$(6)

For the three and six months ended June 30, 2023 and 2022, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

68	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Trading Securities - SBA interest-only strips
Interest-only strips are valued at elected fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest-only strip terms. These securities bear the risk of loan prepayment or default that may result in FHN not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed and may change in the near term.
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

69	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of June 30, 2023 and December 31, 2022, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the

70	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

71	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	June 30, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,790	$—	$—	$32,673	$32,673
Commercial real estate	13,732	—	—	13,521	13,521
Consumer:
Consumer real estate	13,254	—	—	12,935	12,935
Credit card and other	782	—	—	788	788
Total loans and leases, net of allowance for loan and lease losses	60,558	—	—	59,917	59,917
Short-term financial assets:
Interest-bearing deposits with banks	4,523	4,523	—	—	4,523
Federal funds sold	92	—	92	—	92
Securities purchased under agreements to resell	190	—	190	—	190
Total short-term financial assets	4,805	4,523	282	—	4,805
Trading securities (a)	1,059	—	1,023	36	1,059
Loans held for sale:
Mortgage loans (elected fair value) (a)	95	—	73	22	95
USDA & SBA loans - LOCOM	664	—	667	—	667
Mortgage loans - LOCOM	30	—	—	30	30
Total loans held for sale	789	—	740	52	792
Securities available for sale (a)	8,600	—	8,600	—	8,600
Securities held to maturity	1,349	—	1,175	—	1,175
Derivative assets (a)	730	6	724	—	730
Other assets:
Tax credit investments	583	—	—	575	575
Deferred compensation mutual funds	99	99	—	—	99
Equity, mutual funds, and other (b)	553	23	—	530	553
Total other assets	1,235	122	—	1,105	1,227
Total assets	$79,125	$4,651	$12,544	$61,110	$78,305
Liabilities:
Defined maturity deposits	$8,279	$—	$8,347	$—	$8,347
Trading liabilities (a)	174	—	174	—	174
Short-term financial liabilities:
Federal funds purchased	212	—	212	—	212
Securities sold under agreements to repurchase	1,957	—	1,957	—	1,957
Other short-term borrowings	4,777	—	4,777	—	4,777
Total short-term financial liabilities	6,946	—	6,946	—	6,946
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	65	—	—	59	59
Secured borrowings	11	—	—	11	11
Junior subordinated debentures	149	—	—	150	150
Other long-term borrowings	885	—	793	—	793
Total term borrowings	1,156	—	793	267	1,060
Derivative liabilities (a)	933	4	895	34	933
Total liabilities	$17,488	$4	$17,155	$301	$17,460

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $327 million and FRB stock of $203 million.

72	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,473	$—	$—	$31,329	$31,329
Commercial real estate	13,082	—	—	12,909	12,909
Consumer:
Consumer real estate	12,053	—	—	11,934	11,934
Credit card and other	809	—	—	810	810
Total loans and leases, net of allowance for loan and lease losses	57,417	—	—	56,982	56,982
Short-term financial assets:
Interest-bearing deposits with banks	1,384	1,384	—	—	1,384
Federal funds sold	129	—	129	—	129
Securities purchased under agreements to resell	353	—	353	—	353
Total short-term financial assets	1,866	1,384	482	—	1,866
Trading securities (a)	1,375	—	1,350	25	1,375
Loans held for sale:
Mortgage loans (elected fair value) (a)	51	—	29	22	51
USDA & SBA loans - LOCOM	506	—	512	—	512
Mortgage loans - LOCOM	33	—	—	33	33
Total loans held for sale	590	—	541	55	596
Securities available for sale (a)	8,836	—	8,836	—	8,836
Securities held to maturity	1,371	—	1,209	—	1,209
Derivative assets (a)	460	9	451	—	460
Other assets:
Tax credit investments	547	—	—	542	542
Deferred compensation mutual funds	112	112	—	—	112
Equity, mutual funds, and other (b)	275	22	—	253	275
Total other assets	934	134	—	795	929
Total assets	$72,849	$1,527	$12,869	$57,857	$72,253
Liabilities:
Defined maturity deposits	$2,887	$—	$2,890	$—	$2,890
Trading liabilities (a)	335	—	335	—	335
Short-term financial liabilities:
Federal funds purchased	400	—	400	—	400
Securities sold under agreements to repurchase	1,013	—	1,013	—	1,013
Other short-term borrowings	1,093	—	1,093	—	1,093
Total short-term financial liabilities	2,506	—	2,506	—	2,506
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	66	—	—	59	59
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	148	—	—	150	150
Other long-term borrowings	1,334	—	1,301	—	1,301
Total term borrowings	1,597	—	1,301	259	1,560
Derivative liabilities (a)	958	8	923	27	958
Total liabilities	$8,283	$8	$7,955	$286	$8,249

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $50 million and FRB stock of $203 million.

73	2Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2023 and December 31, 2022:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Unfunded Commitments:
Loan commitments	$25,167	$25,953	$1	$1
Standby and other commitments	763	754	7	7

74	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

75	2Q23 FORM 10-Q REPORT

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
At June 30, 2023, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2022 Annual Report on Form 10-K.
Executive Overview

Significant Events and Transactions
TD Merger Termination
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the TD Merger Agreement) with The Toronto-Dominion Bank, a Canadian chartered bank (TD), and certain TD subsidiaries. On May 4, 2023, FHN and TD mutually terminated the TD Merger Agreement. Under the terms of the termination agreement, TD made a $200 million cash payment to FHN, in addition to the $25 million fee reimbursement due to FHN pursuant to the TD Merger Agreement. As part of the $200 million cash payment received, FHN contributed $50 million to the First Horizon Foundation.
On February 28, 2022, in connection with the execution of the TD Merger Agreement, FHN issued $494 million of Series G Perpetual Convertible Preferred Stock (the Series G Convertible Preferred Stock). The Series G Convertible Preferred Stock was convertible into up to 4.9% of the outstanding shares of FHN common stock in certain circumstances, including termination of the TD Merger Agreement. Because regulatory approval of the TD Transaction was not obtained, conversion occurred at a fixed rate of 4,000 shares of common stock for each share of Series G Convertible Preferred Stock (19,742,776 common shares) which reflected a conversion price of $25 per share. Following conversion to common stock, the Series G represented 3.5% of FHN's common shares outstanding as of June 30, 2023.
Other Transactions
On May 26, 2023, FHN retired $450 million in senior notes and recorded $1 million in gain on debt extinguishment.
On August 3, 2023, FHN announced a five-year employment agreement with Chairman, President and Chief Executive Officer D. Bryan Jordan. A copy of the agreement has been filed with a recent Current Report on Form 8-K, and is listed as exhibit 10.2 to this report.
Financial Performance Summary
Second Quarter 2023 Highlights
FHN reported second quarter 2023 net income available to common shareholders of $317 million, or $0.56 per diluted share, compared to $243 million, or $0.43 per diluted share, in first quarter 2023 and $166 million, or $0.29 per diluted share, in second quarter 2022.
Net interest income of $630 million declined $58 million from first quarter 2023 as the benefit of higher rates and loan balances was more than offset by higher funding costs. Compared to second quarter 2022, net interest income increased $88 million, driven by higher earning asset yields, loan growth, and higher average investment portfolio balances, partially offset by higher funding costs.
Provision for credit losses remained stable at $50 million in second quarter 2023 compared to first quarter 2023 reflecting the impact of loan growth and a modest increase in net charge-offs. The provision for credit losses increased $20 million compared to $30 million in second quarter 2022, reflecting the impact of loan growth and potential economic instability projected in the macroeconomic forecast.
Noninterest income of $400 million increased $229 million compared to first quarter 2023 largely driven by a $225 million gain on the TD merger agreement termination. Noninterest income increased $199 million compared to second quarter 2022 largely driven by the gain on merger termination and higher deferred compensation income, partially offset by lower fixed income and mortgage banking and title income.
Noninterest expense of $555 million increased $77 million from first quarter 2023, largely reflecting the impact of a $50 million contribution to the First Horizon Foundation, higher personnel expense, and $15 million in derivative valuation adjustments on prior Visa Class-B share sales. Compared with second quarter 2022, noninterest expense increased $67 million largely attributable to the $50

76	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

million contribution and higher personnel expense. Merger and integration planning expenses related to the TD Transaction totaled $30 million for second quarter 2023 compared to $21 million in first quarter 2023. Merger and integration expenses related to the TD Transaction and the IBKC Merger totaled $38 million in second quarter 2022.
Year-to-Date and Period End Highlights
For the six months ended June 30, 2023, net income available to common shareholders was $560 million, or $1.00 per diluted share, compared to $352 million, or $0.63 per diluted share, for the six months ended June 30, 2022.
Net interest income increased $297 million largely driven by higher earning asset yields, loan growth, and higher investment portfolio balances, partially offset by higher funding costs. Provision for credit losses increased $110 million largely from loan growth and potential economic instability projected in the macroeconomic forecast. Noninterest income increased $141 million, or 33%, primarily from the gain on merger agreement termination, partially offset by lower fixed income and mortgage banking and title income. Noninterest expense increased
$51 million, or 5%, largely attributable to the $50 million contribution made to the First Horizon Foundation.
Period-end loans and leases of $61.3 billion increased $3.2 billion, or 5%, from December 31, 2022 driven by commercial loan growth of $2.0 billion and consumer loan growth of $1.2 billion.
Period-end deposits of $65.4 billion increased $1.9 billion, or 3%, from December 31, 2022 driven by a $6.6 billion increase in interest-bearing deposits partially offset by a $4.7 billion decrease in noninterest-bearing deposits.
Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2023 were 12.09% and 13.58%, an improvement from 11.92% and 13.33% at December 31, 2022, respectively. The CET1 ratio was 11.08% at June 30, 2023 compared to 10.17% at December 31, 2022.
The following portions of this MD&A focus in more detail on the results of operations for the three and six months ended June 30, 2023, the three months ended March 31, 2023, and the three and six months ended June 30, 2022 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.
Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the six months ended
(Dollars in millions, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pre-provision net revenue (a)	$475	$381	$255	$856	$469
Diluted earnings per common share	$0.56	$0.43	$0.29	$1.00	$0.63
Return on average assets (b)	1.60%	1.32%	0.82%	1.46%	0.86%
Return on average common equity (c)	16.40%	13.34%	9.12%	14.91%	9.52%
Return on average tangible common equity (a) (d)	21.10%	17.43%	12.07%	19.33%	12.54%
Net interest margin (e)	3.38%	3.88%	2.74%	3.62%	2.55%
Noninterest income to total revenue (f)	38.80%	19.90%	27.06%	30.21%	29.34%
Efficiency ratio (g)	53.89%	55.67%	65.76%	54.70%	67.93%
Allowance for loan and lease losses to total loans and leases	1.20%	1.21%	1.10%	1.20%	1.10%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.16%	0.11%	0.09%	0.13%	0.08%
Total period-end equity to period-end assets	10.53%	11.02%	10.04%	10.53%	10.04%
Tangible common equity to tangible assets (a)	7.71%	7.41%	6.55%	7.71%	6.55%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.30	$0.30
Book value per common share	$14.58	$14.11	$13.50	$14.58	$13.50
Tangible book value per common share (a)	$11.50	$10.89	$10.18	$11.50	$10.18
Common equity Tier 1	11.08%	10.36%	9.81%	11.08%	9.81%
Market capitalization	$6,296	$9,559	$11,724	$6,296	$11,724
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.25.
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
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

77	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
The following tables present the major components of net interest income and net interest margin:

78	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	June 30, 2023			March 31, 2023			June 30, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$46,051	$727	6.34%	$44,848	$668	6.04%	$43,589	$382	3.52%
Consumer loans	13,873	153	4.39	13,226	141	4.26	11,987	112	3.74
Total loans and leases	59,924	880	5.89	58,074	809	5.64	55,576	494	3.57
Loans held for sale	731	14	7.58	596	11	7.08	1,027	10	3.89
Investment securities	10,192	63	2.49	10,263	63	2.45	9,781	46	1.87
Trading securities	1,110	19	6.67	1,284	20	6.21	1,509	13	3.43
Federal funds sold	41	1	5.58	47	1	5.19	228	1	1.11
Securities purchased under agreements to resell	238	2	4.73	344	3	4.23	629	1	0.49
Interest-bearing deposits with banks	3,110	40	5.13	1,468	17	4.60	10,989	21	0.79
Total earning assets / Total interest income	$75,346	$1,019	5.42%	$72,076	$924	5.18%	$79,739	$586	2.95%
Cash and due from banks	1,024			1,035			1,281
Goodwill and other intangible assets, net	1,726			1,738			1,789
Allowance for loan and lease losses	(728)			(692)			(621)
Other assets	4,936			4,684			4,138
Total assets	$82,304			$78,841			$86,326

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$21,542	$141	2.63%	$21,824	$97	1.79%	$24,841	$5	0.08%
Other interest-bearing deposits	14,719	75	2.06	14,790	58	1.59	16,273	9	0.22
Time deposits	5,520	49	3.56	3,336	16	1.96	3,040	4	0.50
Total interest-bearing deposits	41,781	265	2.55	39,950	171	1.73	44,154	18	0.16
Federal funds purchased	330	4	5.15	460	5	4.65	733	1	0.80
Securities sold under agreements to repurchase	1,304	11	3.39	1,047	7	2.61	770	1	0.32
Trading liabilities	216	2	3.82	324	3	3.83	585	4	2.52
Other short-term borrowings	6,365	84	5.25	2,188	26	4.79	207	—	0.81
Term borrowings	1,428	19	5.21	1,602	20	4.98	1,597	17	4.38
Total interest-bearing liabilities / Total interest expense	$51,424	$385	3.00%	$45,571	$232	2.06%	$48,046	$41	0.34%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	19,664			22,274			27,791
Other liabilities	2,187			2,289			1,875
Total liabilities	73,275			70,134			77,712

Shareholders' equity	8,734			8,412			8,319
Noncontrolling interest	295			295			295
Total shareholders' equity	9,029			8,707			8,614
Total liabilities and shareholders' equity	$82,304			$78,841			$86,326

Net earnings assets / Net interest income (TE) / Net interest spread	$23,922	$634	2.42%	$26,505	$692	3.12%	$31,693	$545	2.61%
Taxable equivalent adjustment		(4)	0.96		(4)	0.76		(3)	0.13
Net interest income / Net interest margin (a)		$630	3.38%		$688	3.88%		$542	2.74%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

79	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Second Quarter 2023 versus First Quarter 2023
Net interest income of $630 million in second quarter 2023 decreased $58 million from first quarter 2023 and the net interest margin declined 50 basis points to 3.38%. The benefit of higher rates and loan growth was more than offset by higher funding costs driven by increased competition. Loan yield increased 25 basis points while the cost of interest-bearing deposits increased 82 basis points.
Average earning assets of $75.3 billion in second quarter 2023 increased $3.3 billion from first quarter 2023 largely due to a $1.9 billion increase in average loans and leases, driven by a $1.2 billion increase in commercial loans and a $647 million increase in consumer loans, and a $1.6 billion increase in average interest-bearing cash.
Second Quarter 2023 versus Second Quarter 2022
Net interest income increased $88 million from second quarter 2022 driven by higher earning asset yields, loan growth, and higher investment portfolio balances partially offset by higher funding costs.
Second quarter 2023 net interest margin increased 64 basis points from 2.74% in second quarter 2022, driven by the impact of higher yields on earning assets, partially offset by higher funding costs.
Average earning assets decreased $4.4 billion from second quarter 2022 largely driven by a $7.9 billion decrease in average interest-bearing deposits with banks, offset by a $4.3 billion increase in loans and leases and a $411 million increase in investment securities.

80	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$45,453	$1,395	6.19%	$43,020	$721	3.38%
Consumer loans	13,551	294	4.33	11,813	220	3.72
Total loans and leases	59,004	1,689	5.77	54,833	941	3.45
Loans held for sale	664	24	7.35	1,091	20	3.69
Investment securities	10,227	126	2.47	9,725	84	1.73
Trading securities	1,197	38	6.43	1,552	24	3.07
Federal funds sold	44	2	5.38	155	—	0.87
Securities purchased under agreements to resell	291	5	4.44	650	1	0.21
Interest-bearing deposits with banks	2,294	57	4.96	12,934	29	0.45
Total earning assets / Total interest income	$73,721	$1,941	5.30%	$80,940	$1,099	2.73%
Cash and due from banks	1,030			1,254
Goodwill and other intangible assets, net	1,732			1,795
Premises and equipment, net	602			650
Allowance for loan and lease losses	(710)			(639)
Other assets	4,207			3,450
Total assets	$80,582			$87,450

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$21,682	$238	2.21%	$25,581	$8	0.06%
Other interest-bearing deposits	14,754	133	1.83	16,414	13	0.15
Time deposits	4,435	65	2.96	3,191	8	0.51
Total interest-bearing deposits	40,871	436	2.15	45,186	29	0.13
Federal funds purchased	395	9	4.86	808	2	0.47
Securities sold under agreements to repurchase	1,176	18	3.04	885	1	0.19
Trading liabilities	270	5	3.83	599	6	2.10
Other short-term borrowings	4,288	109	5.14	159	—	0.58
Term borrowings	1,514	39	5.09	1,594	35	4.33
Total interest-bearing liabilities / Total interest expense	$48,514	$616	2.56%	$49,231	$73	0.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	20,962			27,859
Other liabilities	2,237			1,744
Total liabilities	71,713			78,834

Shareholders' equity	8,574			8,321
Noncontrolling interest	295			295
Total shareholders' equity	8,869			8,616
Total liabilities and shareholders' equity	$80,582			$87,450

Net earnings assets / Net interest income (TE) / Net interest spread	$25,207	$1,325	2.74%	$31,709	$1,026	2.43%
Taxable equivalent adjustment		(7)	0.88		(5)	0.12
Net interest income / Net interest margin (a)		$1,318	3.62%		$1,021	2.55%
(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

81	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the six months ended June 30, 2023, net interest income of $1.3 billion increased $297 million from the same period one year ago largely driven by higher earning asset yields, loan growth, and higher investment portfolio balances partially offset by higher funding costs.
Total average earning assets decreased $7.2 billion in the first six months of 2023 largely due to lower levels of interest-bearing cash offset by loan growth.
The year-to-date net interest margin of 3.62% increased 107 basis points compared to 2.55% for the same period of 2022 as earning asset yields increased 257 basis points and the cost of interest-bearing liabilities increased 226 basis points.

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
For the second quarter 2023, provision for credit losses of $50 million was consistent with first quarter 2023, largely reflecting the impact of loan growth and a modest increase in net charge-offs. The second quarter 2023 provision increased $20 million compared to second quarter 2022 and the year-to-date provision increased $110 million compared to the same period one year ago, largely from loan growth and potential economic instability projected in the macroeconomic forecast.
For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table I.2.4
NONINTEREST INCOME

	Three Months Ended			2Q23 vs. 1Q23		2Q23 vs. 2Q22
(Dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2022	$ Change	% Change	$ Change	% Change
Noninterest income:
Deposit transactions and cash management	$45	$42	$42	$3	7%	$3	7%
Fixed income	30	39	51	(9)	(23)	(21)	(41)
Brokerage, management fees and commissions	22	22	24	—	—	(2)	(8)
Card and digital banking fees	21	20	23	1	5	(2)	(9)
Other service charges and fees	14	13	15	1	8	(1)	(7)
Trust services and investment management	12	11	12	1	9	—	—
Mortgage banking and title income	6	5	34	1	20	(28)	(82)
Deferred compensation income	8	3	(17)	5	NM	25	NM
Gain on merger termination	225	—	—	225	100	225	100
Other income	17	16	17	1	6	—	—
Total noninterest income	$400	$171	$201	$229	134%	$199	99%

NM – Not meaningful

82	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Second Quarter 2023 versus First Quarter 2023
Noninterest income of $400 million increased $229 million, or 134%, from first quarter 2023, primarily as a result of the $225 million gain resulting from the TD merger agreement termination.
Fixed income of $30 million decreased $9 million from the prior quarter. Fixed income average daily revenue of $348 thousand decreased from $437 thousand in first quarter 2023, a decrease of 20% reflecting continued challenging market conditions.
Mortgage banking and title income of $6 million increased $1 million driven by higher volume and gain on sale spreads.
Deferred compensation income of $8 million increased $5 million and is largely offset in noninterest expense.

Second Quarter 2023 versus Second Quarter 2022
Noninterest income for second quarter 2023 increased $199 million, or 99%, compared to second quarter 2022, primarily driven by the gain on merger agreement termination, offset by lower fixed income and mortgage banking and title income. Second quarter 2023 results were also impacted by a $25 million increase in deferred compensation income, reflecting fluctuations in equity market valuations relative to the prior year.
Fixed income of $30 million decreased $21 million from second quarter 2022, largely reflecting less favorable market conditions.
Mortgage banking and title income decreased $28 million reflecting the impact of a $12 million gain recognized on the sale of mortgage servicing rights in second quarter 2022 and a decline in mortgage sales volume.
Table I.2.5
NONINTEREST INCOME

	Six Months Ended
(Dollars in millions)	June 30, 2023	June 30, 2022	$ Change	% Change
Noninterest income:
Deposit transactions and cash management	$87	$86	$1	1%
Fixed income	69	124	(55)	(44)
Brokerage, management fees and commissions	44	48	(4)	(8)
Card and digital banking fees	40	43	(3)	(7)
Other service charges and fees	27	28	(1)	(4)
Trust services and investment management	24	25	(1)	(4)
Mortgage banking and title income	11	56	(45)	(80)
Deferred compensation income	11	(21)	32	152
Gain on merger termination	225	—	225	100
Securities gains (losses), net	1	6	(5)	(83)
Other income	32	35	(3)	(9)
Total noninterest income	$571	$430	$141	33%

For the six months ended June 30, 2023, noninterest income of $571 million increased $141 million, or 33%, compared to the same period in 2022, primarily from the gain on merger agreement termination, partially offset by lower fixed income and mortgage banking and title income.
Fixed income product revenue of $49 million decreased $50 million largely driven by less favorable market conditions. Revenue from other products of $20 million decreased $5 million primarily driven by lower fees from loan and derivative sales.
Mortgage banking and title income of $11 million decreased $45 million driven by lower origination volume given the impact of higher long-term rates.
Deferred compensation income increased $32 million for the year-to-date period of 2023 reflecting fluctuations in equity market valuations relative to the prior year.

83	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			2Q23 vs. 1Q23		2Q23 vs. 2Q22
(Dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2022	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$285	$271	$265	$14	5%	$20	8%
Contributions	53	4	1	49	NM	52	NM
Net occupancy expense	30	31	33	(1)	(3)	(3)	(9)
Computer software	28	28	29	—	—	(1)	(3)
Operations services	22	22	23	—	—	(1)	(4)
Advertising and public relations	17	14	10	3	21	7	70
Deposit insurance expense	13	12	8	1	8	5	63
Contract employment and outsourcing	12	12	12	—	—	—	—
Amortization of intangible assets	12	12	13	—	—	(1)	(8)
Equipment expense	10	11	11	(1)	(9)	(1)	(9)
Legal and professional fees	12	8	17	4	50	(5)	(29)
Communications and delivery	9	9	9	—	—	—	—
Other expense	52	44	57	8	18	(5)	(9)
Total noninterest expense	$555	$478	$488	$77	16%	$67	14%

Second Quarter 2023 versus First Quarter 2023
Noninterest expense of $555 million increased $77 million, or 16%, compared with first quarter 2023, largely driven by a $50 million contribution made to the First Horizon Foundation as part of the $200 million received from the TD merger termination. Personnel expense increased $14 million largely reflecting higher incentive-based compensation and deferred compensation expense. Other expense increased $8 million, primarily from derivative valuation adjustments related to prior Visa Class-B share sales. Results also reflect a $4 million increase in legal and professional fees largely attributable to higher merger and integration related costs.
Second Quarter 2023 versus Second Quarter 2022
Noninterest expense of $555 million increased $67 million, or 14%, from second quarter 2022, largely driven by the $50 million contribution made to the First Horizon Foundation in second quarter 2023. Personnel expense increased $20 million largely attributable to higher deferred compensation expense partially offset by lower incentive-based compensation. The $7 million increase in advertising and public relations expense was partially attributable to a new-to-bank deposit campaign and brand awareness initiatives. Legal and professional fees decreased $5 million from second quarter 2022 largely attributable to lower merger and integration related costs.

84	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.7
NONINTEREST EXPENSE

	Six Months Ended
(Dollars in millions)	June 30, 2023	June 30, 2022	$ Change	% Change
Noninterest expense:
Personnel expense	$556	$545	$11	2%
Contributions	57	2	55	NM
Net occupancy expense	61	64	(3)	(5)
Computer software	55	58	(3)	(5)
Operations services	44	43	1	2
Advertising and public relations	31	21	10	48
Deposit insurance expense	26	15	11	73
Contract employment and outsourcing	24	31	(7)	(23)
Amortization of intangible assets	24	26	(2)	(8)
Equipment expense	21	23	(2)	(9)
Legal and professional fees	20	40	(20)	(50)
Communications and delivery	18	19	(1)	(5)
Other expense	96	95	1	1
Total noninterest expense	$1,033	$982	$51	5%

For the six months ended June 30, 2023, noninterest expense increased $51 million, or 5%, largely attributable to the $50 million contribution made to the First Horizon Foundation.
Personnel expense of $556 million increased $11 million reflecting higher deferred compensation expense partially offset by lower incentive-based compensation expense.
Deposit insurance expense of $26 million increased $11 million largely due to an increase in the FDIC initial base deposit insurance assessment rate that went into effect in first quarter 2023 for all insured depository institutions.
Advertising and public relations expense increased $10 million partially attributable to a new-to-bank deposit campaign and brand awareness initiatives.
Legal and professional fees decreased $20 million largely attributable to lower merger and integration related expense.
Total merger and integration related expense was $51 million for the first six months of 2023 compared to $75 million for the same period of 2022.
Income Taxes
FHN recorded income tax expense of $96 million in second quarter 2023 compared to $76 million in first quarter 2023 and $48 million in second quarter 2022. For the six months ended June 30, 2023 and 2022, FHN recorded income tax expense of $171 million and $105 million, respectively.
The effective tax rate was approximately 22.6%, 22.7%, and 21.3% for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022, respectively. The effective tax rate was approximately 22.7% and 21.9% for the six months ended June 30, 2023 and 2022, respectively.
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
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of June 30, 2023, FHN’s gross DTA and gross DTL were $760 million and $452 million, respectively, resulting in a net DTA of $308 million at June 30, 2023, compared with a net DTA of $313 million at December 31, 2022.

85	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As of June 30, 2023, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $31 million and $2 million, respectively, which will expire at various dates.
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
Regional Banking
The Regional Banking segment generated pre-tax income of $356 million for second quarter 2023, an increase of $26 million compared to first quarter 2023, largely driven by an increase in net interest income. Net interest income of $612 million increased $26 million reflecting the benefit of higher interest rates and average loan balances, partially offset by higher funding costs.
Pre-tax income for second quarter 2023 increased $128 million compared to $228 million for second quarter 2022. Net interest income increased $147 million from second quarter 2022 driven by higher earning asset yields and loan growth partially offset by higher funding costs. The provision for credit losses decreased $9 million. Noninterest income decreased $6 million and noninterest expense increased $22 million compared to second quarter 2022.
Pre-tax income of $687 million for the six months ended June 30, 2023 increased $193 million compared to the same period of 2022, largely from a $293 million increase in revenue primarily driven by higher net interest income. Results also reflect a $63 million increase in provision for credit losses and a $37 million increase in noninterest expense.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $79 million for second quarter 2023 increased $1 million compared to first quarter 2023, driven by a $3 million decrease in noninterest expense offset by a $2 million decrease in revenue.
Fixed income of $31 million decreased $8 million, driven by continuing challenging market conditions. Mortgage banking and title income of $6 million increased $1 million reflecting higher volume and gain on sale spreads.
Pre-tax income in the Specialty Banking segment decreased $62 million compared to second quarter 2022 largely driven by lower revenue and higher provision for credit losses, partially offset by lower noninterest expense. The decline in revenue was primarily attributable to lower fixed income and mortgage banking and title income, as well as a decline in net interest income. The decline in noninterest expense was largely driven by lower incentive-based compensation expense tied to the decline in fixed income and mortgage banking and title income.
Pre-tax income of $155 million for the six months ended June 30, 2023 decreased $105 million from the same period of 2022 largely reflecting a $100 million decrease in noninterest income tied to lower fixed income and mortgage banking and title income.
Corporate
Pre-tax loss for the Corporate segment was $10 million for second quarter 2023 compared to $77 million for first quarter 2023, reflecting a $233 million increase in noninterest income offset by an $87 million decrease in net interest income and an $81 million increase in noninterest expense. The increase in noninterest income was largely driven by the $225 million gain on the TD merger termination. The decline in net interest income was attributable to the impact of funds transfer pricing. The increase in noninterest expense was largely attributable to a $50 million contribution to the First Horizon Foundation, higher personnel expense, and $15 million in derivative valuation adjustments from prior Visa Class-B share sales. Merger and integration expenses were $30 million compared to $21 million in the prior quarter.
Pre-tax loss in the Corporate segment improved $134 million compared to second quarter 2022. Noninterest income increased $253 million, largely from the gain on the TD merger termination. Net interest income decreased $47 million from the impact of funds transfer pricing. Noninterest expense increased $71 million compared to the second quarter 2022, largely reflecting a $50 million contribution to the First Horizon Foundation and higher personnel expense. Merger and integration expenses were $30 million compared to $38 million in second quarter 2022.
Pre-tax loss of $86 million for the six months ended June 30, 2023 improved $189 million compared to the same period of 2022 largely driven by the $225 million gain on the TD merger agreement termination offset by the $50 million contribution to the First Horizon Foundation. Results also reflect a $24 million decrease in merger and integration related expense.

86	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition

Total period-end assets were $85.1 billion as of June 30, 2023 compared to $79.0 billion at December 31, 2022. The increase in total assets during 2023 was largely driven by a $3.1 billion increase in interest-bearing deposits with banks, driven by higher FHLB borrowings and deposit growth, and a $3.2 billion increase in loans and leases.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases of $61.3 billion as of June 30, 2023 increased $3.2 billion, or 5%, compared to December 31, 2022. Year-to-date loan growth included a $2.0 billion increase in commercial loans and leases primarily from C&I loan growth and a $1.2 billion increase in consumer loans primarily from consumer real estate loan growth.
The following table provides detail regarding FHN's loans and leases as of June 30, 2023 and December 31, 2022.

Table I.2.8
LOANS & LEASES

	As of June 30, 2023		As of December 31, 2022
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$33,116	54%	$31,781	55%	4%
Commercial real estate	13,891	23	13,228	23	5
Total commercial	47,007	77	45,009	78	4
Consumer:
Consumer real estate	13,475	22	12,253	21	10
Credit card and other	813	1	840	1	(3)
Total consumer	14,288	23	13,093	22	9
Total loans and leases	$61,295	100%	$58,102	100%	5%

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
On June 30, 2023 and December 31, 2022, loans HFS were $789 million and $590 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $1 million and $3 million at June 30, 2023 and December 31, 2022, respectively.

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

87	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

loans. FHN has a concentration of residential real estate loans (22% and 21% of total loans at June 30, 2023 and December 31, 2022, respectively). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2022 in the Asset Quality Section within the
Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2023 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2022.

Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan portfolio, comprising 54% and 55% of total loans as of June 30, 2023 and December 31, 2022, respectively. The C&I portfolio increased $1.3 billion to $33.1 billion as of June 30, 2023 compared to December 31, 2022 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2022 was largely driven by growth in loans to mortgage companies and real estate rental & leasing. The largest geographical concentrations of balances in the C&I portfolio as of June 30, 2023 were in Tennessee (21%), Florida (13%), Texas (11%), North Carolina (7%), Louisiana (7%), Georgia (5%), and California (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2023, and December 31, 2022. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$4,085	12%	$4,120	13%
Real estate rental and leasing (a)	3,631	11	3,277	10
Loans to mortgage companies	2,691	8	2,258	7
Health care and social assistance	2,641	8	2,657	8
Manufacturing	2,366	7	2,206	7
Wholesale trade	2,296	7	2,212	7
Accommodation and food service	2,275	7	2,238	7
Retail trade	1,839	6	1,835	6
Transportation and warehousing	1,492	5	1,432	4
Energy	1,415	4	1,364	4
Other (professional, construction, education, etc.) (b)	8,385	25	8,182	27
Total C&I loan portfolio	$33,116	100%	$31,781	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of June 30, 2023.

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 20% of FHN’s C&I loan portfolio as of both June 30, 2023 and December 31, 2022, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate rental and leasing industry were 11% and 10% of FHN's C&I portfolio as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.

88	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Loans to Mortgage Companies
Loans to mortgage companies were 8% of the C&I portfolio as of June 30, 2023 and 7% as of December 31, 2022. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors and generally fluctuates with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise; in 2023, rates rose. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In second quarter 2023, 89% of the loan originations were home purchases and 11% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 12% of the C&I portfolio as of June 30, 2023 and 13% as of December 31, 2022, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2023, asset-based lending to consumer finance companies represented approximately $2.0 billion of the finance and insurance component.
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
As of June 30, 2023 and December 31, 2022, the C&I portfolio included PPP loans of $44 million and $76 million, respectively, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of June 30, 2023, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
FHN continues to work with its clients that have applied for and received PPP loan forgiveness.
Commercial Real Estate
The CRE portfolio totaled $13.9 billion as of June 30, 2023 and $13.2 billion as of December 31, 2022. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of June 30, 2023 were in Florida (25%), Texas (13%), North Carolina (11%), Georgia (11%), Tennessee (9%), Louisiana (9%), and Alabama (5%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (29%), office (21%), retail (17%), industrial (17%), hospitality (10%), land/land development (2%), and other (4%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $13.5 billion and $12.3 billion as of June 30, 2023 and December 31, 2022, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of June 30, 2023 were in Florida (29%), Tennessee (22%), Texas (10%), Louisiana (8%), North Carolina (7%), New York (5%) and Georgia (5%). No other state represented more than 5% of the portfolio.
As of June 30, 2023, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 758 and the refreshed FICO scores averaged 756 as of June 30, 2023, no significant change from FICO scores of 757 and 754, respectively, as of December 31, 2022. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of June 30, 2023 and December 31, 2022, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $22 million and $42 million, respectively.
HELOCs comprised $2.2 billion and $2.0 billion of the consumer real estate portfolio as of June 30, 2023 and December 31, 2022, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

89	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As of June 30, 2023, approximately 93% of FHN's HELOCs were in the draw period compared to 92% at December 31, 2022. It is expected that $543 million, or 26%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.10
HELOC DRAW TO REPAYMENT SCHEDULE

	June 30, 2023		December 31, 2022
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$30	1%	$31	2%
13-24	64	3	40	2
25-36	104	5	109	6
37-48	148	7	135	7
49-60	197	10	204	11
>60	1,519	74	1,356	72
Total	$2,062	100%	$1,875	100%

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $813 million as of June 30, 2023 and $840 million as of December 31, 2022. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $27 million decrease was driven by net repayments in credit cards and other installment loans, partially offset by an increase in consumer construction loans.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and "Critical Accounting Policies and Estimates" and Note 4 in FHN's 2022 Form 10-K.
The ALLL increased to $737 million as of June 30, 2023 from $685 million as of December 31, 2022. The increase in the ALLL balance as of June 30, 2023 reflects the impact of loan growth and an uncertain macroeconomic forecast. The ALLL to total loans and leases ratio increased 2 basis points to 1.20%. The ACL to total loans and leases ratio increased to 1.35% as of June 30, 2023 from 1.33% as of December 31, 2022.

Consolidated Net Charge-offs
Net charge-offs in second quarter 2023 were $23 million, or an annualized 16 basis points of total loans and leases, compared to net charge-offs of $12 million, or 9 basis points of total loans and leases, in second quarter 2022. The $11 million increase in net charge-offs was driven by a $12 million increase in the commercial loan portfolio offset by a $1 million decrease in the consumer loan portfolio.

90	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.11
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Allowance for loan and lease losses
C&I	$326	$308	$274
CRE	159	146	141
Consumer real estate	221	200	183
Credit card and other	31	31	26
Total allowance for loan and lease losses	$737	$685	$624

Reserve for remaining unfunded commitments
C&I	$55	$55	$53
CRE	24	22	17
Consumer real estate	11	10	10
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$90	$87	$80

Allowance for credit losses
C&I	$381	$363	$327
CRE	183	168	158
Consumer real estate	232	210	193
Credit card and other	31	31	26
Total allowance for credit losses	$827	$772	$704

Period-end loans and leases
C&I	$33,116	$31,781	$31,276
CRE	13,891	13,228	12,942
Consumer real estate	13,475	12,253	11,441
Credit card and other	813	840	870
Total period-end loans and leases	$61,295	$58,102	$56,529

ALLL / loans and leases %
C&I	0.98%	0.97%	0.88%
CRE	1.14	1.10	1.09
Consumer real estate	1.64	1.63	1.60
Credit card and other	3.79	3.72	3.01
Total ALLL / loans and leases %	1.20%	1.18%	1.10%

ACL / loans and leases %
C&I	1.15%	1.14%	1.04%
CRE	1.32	1.27	1.22
Consumer real estate	1.73	1.71	1.69
Credit card and other	3.79	3.72	3.01
Total ACL / loans and leases %	1.35%	1.33%	1.24%

Quarter-to-date net charge-offs (recoveries)
C&I	$14	$21	$11
CRE	7	—	(1)
Consumer real estate	(2)	(1)	(4)
Credit card and other	4	6	6
Total net charge-offs (recoveries)	$23	$26	$12

91	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Average loans and leases
C&I	$32,423	$31,562	$30,963
CRE	13,628	13,095	12,626
Consumer real estate	13,058	12,049	11,120
Credit card and other	815	858	867
Total average loans and leases	$59,924	$57,564	$55,576

Charge-off % (annualized)
C&I	0.18%	0.27%	0.14%
CRE	0.23	—	(0.03)
Consumer real estate	(0.06)	(0.05)	(0.12)
Credit card and other	1.65	2.76	2.49
Total charge-off %	0.16%	0.18%	0.09%

ALLL / annualized net charge-offs
C&I	572%	365%	616%
CRE	517	NM	NM
Consumer real estate	NM	NM	NM
Credit card and other	229	132	121
Total ALLL / net charge-offs	792%	675%	1,257%

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
Total NPAs (including NPLs HFS) increased to $410 million as of June 30, 2023 from $327 million as of December 31, 2022, largely driven by commercial loans. The nonperforming loans and leases ratio increased 12 basis points to 0.66% as of June 30, 2023.

92	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	June 30, 2023	December 31, 2022
C&I	$183	$153
CRE	73	9
Consumer real estate	144	152
Credit card and other	2	2
Total nonperforming loans and leases (a)	$402	$316

Nonperforming loans held for sale (a)	$4	$8
Foreclosed real estate and other assets (b)	4	3
Total nonperforming assets (a) (b)	$410	$327

Nonperforming loans and leases to total loans and leases
C&I	0.55%	0.48%
CRE	0.52	0.07
Consumer real estate	1.07	1.24
Credit card and other	0.27	0.27
Total NPL %	0.66%	0.54%

ALLL / NPLs
C&I	177%	202%
CRE	219	1,554
Consumer real estate	154	131
Credit card and other	1,384	1,364
Total ALLL / NPLs	183%	217%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Balances do not include government-insured foreclosed real estate. Foreclosed real estate from GNMA loans totaled less than $1 million as of both June 30, 2023 and December 31, 2022.

93	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.13
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	June 30, 2023	December 31, 2022
Regional Banking	$332	$227
Specialty Banking	44	60
Corporate	30	29
Consolidated	$406	$316
Foreclosed real estate (c)
Regional Banking	$—	$—
Specialty Banking	3	2
Corporate	1	1
Consolidated	$4	$3
Nonperforming Assets (a) (b) (c)
Regional Banking	$332	$227
Specialty Banking	47	62
Corporate	31	30
Consolidated	$410	$319
Nonperforming loans and leases to loans and leases
Regional Banking	0.76%	0.54%
Specialty Banking	0.26	0.37
Corporate	5.41	6.28
Consolidated	0.66%	0.54%
NPA % (d)
Regional Banking	0.76%	0.55%
Specialty Banking	0.28	0.39
Corporate	5.54	6.54
Consolidated	0.66%	0.55%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages of less than $1 million for both June 30, 2023 and December 31, 2022.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $14 million as of June 30, 2023 compared to $33 million as of December 31, 2022. Loans 30 to 89 days past due were
$86 million as of June 30, 2023 compared to $105 as of December 31, 2022. C&I loans past due 30 to 89 days decreased $21 million and past due CRE loans decreased $5 million while past due consumer real estate loans increased $8 million.

94	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.14
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	June 30, 2023	December 31, 2022
C&I	$30	$61
CRE	6	11
Consumer real estate	53	55
Credit card and other	11	11
Total accruing loans and leases 30+ days past due	$100	$138

Accruing loans and leases 30+ days past due %
C&I	0.09%	0.19%
CRE	0.04	0.08
Consumer real estate	0.39	0.44
Credit card and other	1.32	1.28
Total accruing loans and leases 30+ days past due %	0.16%	0.24%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$11
Consumer real Estate	8	18
Credit card and other	5	4
Total accruing loans and leases 90+ days past due	$14	$33

Loans held for sale
30 to 89 days past due	$10	$10
30 to 89 days past due - guaranteed portion (d)	8	7
90+ days past due	11	16
90+ days past due - guaranteed portion (d)	5	6
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $623 million on June 30, 2023 and $492 million on December 31, 2022. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

95	2Q23 FORM 10-Q REPORT

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
Investment securities were $9.9 billion and $10.2 billion on June 30, 2023 and December 31, 2022, representing 12% and 13% of total assets, respectively. See Note 2 - Investment Securities for more information about the securities portfolio.
Deposits
Total deposits of $65.4 billion as of June 30, 2023 increased $1.9 billion from December 31, 2022 as a result of a $6.6 billion increase in interest-bearing deposits partially offset by a $4.7 billion decrease in noninterest-bearing deposits. Deposit growth in the first half of 2023 reflects continued positive momentum from FHN's first post-pandemic new-to-bank deposit marketing campaign which was launched in February, as well as increased marketing investments to deepen relationships among existing customers.

96	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN continues to maintain a well-diversified and stable funding mix across its footprint:
•At June 30, 2023, commercial deposits were $32.5 billion, or 49% of total deposits, consumer deposits were $29.2 billion, or 45% of total deposits, and brokered deposits were $3.7 billion, or 6% of total deposits.
•At June 30, 2023, 37% of deposits were associated with Tennessee, 19% with Florida, 12% with Louisiana, and 12% with North Carolina, with no other state above 10%.
•Total estimated uninsured deposits were $25.5 billion and $30.3 billion as of June 30, 2023 and
December 31, 2022, representing 39% and 48% of total deposits, respectively.
•Of the uninsured deposits at June 30, 2023, $4.5 billion, or 7% of total deposits, were collateralized.
See Table I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.
The following table summarizes the major components of deposits as of June 30, 2023 and December 31, 2022.
Table I.2.15
DEPOSITS

	June 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$23,733	36%	$21,971	35%	$1,762	8%
Time deposits	8,279	13	2,887	4	5,392	187
Other interest-bearing deposits	14,620	22	15,165	24	(545)	(4)
Total interest-bearing deposits	46,632	71	40,023	63	6,609	17
Noninterest-bearing deposits	18,801	29	23,466	37	(4,665)	(20)
Total deposits	$65,433	100%	$63,489	100%	$1,944	3%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings increased to $7.1 billion as of June 30, 2023 compared to $2.8 billion as of December 31, 2022, largely from an increase in FHLB borrowings.
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

Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.2 billion as of June 30, 2023 compared to $1.6 billion at December 31, 2022. The decrease in term borrowings was attributable to the retirement of $450 million in senior notes on May 26, 2023.

97	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $9.0 billion at June 30, 2023 and $8.5 billion at December 31, 2022. Significant changes included net income of $585 million offset by $180 million in common and preferred dividends.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table I.2.16
REGULATORY CAPITAL DATA

(Dollars in millions)	June 30, 2023	December 31, 2022
Shareholders’ equity	$8,665	$8,252
Modified CECL transitional amount (a)	57	85
FHN non-cumulative perpetual preferred stock	(520)	(1,014)
Common equity tier 1 before regulatory adjustments	$8,202	$7,323
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,638)	(1,658)
Net unrealized (gains) losses on securities available for sale	964	972
Net unrealized (gains) losses on pension and other postretirement plans	266	269
Net unrealized (gains) losses on cash flow hedges	129	126
Common equity tier 1	$7,922	$7,032
FHN non-cumulative perpetual preferred stock (b)	426	920
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,643	$8,247
Tier 2 capital	1,068	975
Total regulatory capital	$9,711	$9,222
Risk-Weighted Assets
First Horizon Corporation	$71,517	$69,163
First Horizon Bank	70,945	68,728
Average Assets for Leverage
First Horizon Corporation	82,146	79,583
First Horizon Bank	81,555	78,923
Table I.2.17
REGULATORY RATIOS & AMOUNTS

	June 30, 2023		December 31, 2022
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	11.08%	$7,922	10.17%	$7,032
First Horizon Bank	10.82	7,675	10.77	7,405
Tier 1
First Horizon Corporation	12.09	8,643	11.92	8,247
First Horizon Bank	11.23	7,970	11.20	7,700
Total
First Horizon Corporation	13.58	9,711	13.33	9,222
First Horizon Bank	12.54	8,893	12.41	8,532
Tier 1 Leverage
First Horizon Corporation	10.52	8,643	10.36	8,247
First Horizon Bank	9.77	7,970	9.76	7,700
Other Capital Ratios
Total period-end equity to period-end assets	10.53		10.83
Tangible common equity to tangible assets (c)	7.71		7.12
Adjusted tangible common equity to risk-weighted assets (c)	10.33		9.35

98	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For June 30, 2023 and December 31, 2022, 50% and 25%, respectively, of the full amount is phased out and not included in Common Equity Tier 1 capital.
(b)The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date, which was re-set to July 1, 2020 when the IBKC merger closed.
(c)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.25.
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
As of June 30, 2023, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
FHN and First Horizon Bank's risk-based regulatory capital ratios increased in second quarter 2023 relative to year-end 2022 primarily from the impact of net income less dividends during the first six months of 2023. The increase in the Common Equity Tier 1 ratio for FHN was largely driven by the conversion of the Series G Preferred Stock to common stock.
During 2023, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Common Stock Purchase Programs
Pursuant to Board authority, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN's Board has authorized two common stock purchase programs, described below. FHN’s Board has not authorized a preferred stock purchase program.
General Purchase Program
On January 27, 2021, FHN announced that its Board of Directors approved a new $500 million common share purchase program that was to expire on January 31, 2023. On October 26, 2021, FHN announced that the 2021 program had been increased by $500 million and extended to October 31, 2023.
The 2021 program is not tied to any compensation plan. Purchases may be made in the open market or through privately negotiated transactions, including under Rule
10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations. FHN does not purchase shares under this program during blackout periods when senior executives are prohibited from purchasing FHN stock on the open market.
As of June 30, 2023, $401 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.60, or $16.58 excluding commissions. The pendency of the TD Transaction resulted in no purchases under the 2021 program since the Transaction was announced in 2022. With the Transaction terminated, FHN expects to utilize the program in a more normal fashion.

99	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.18
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2023
April 1 to April 30	—	N/A	—	$598,646
May 1 to May 31	—	N/A	—	598,646
June 1 to June 30	—	N/A	—	598,646
Total	—	N/A	—

(a) Represents total costs including commissions paid.
Compensation Plans Purchase Program
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with compensation plans for which the share purchase authority had expired. The primary objectives of this program are to mitigate dilution resulting from shares issued in connection with FHN's various stock-based compensation plans, and to implement automatic stock purchases related to tax withholding obligations associated with stock-based awards. For many years, the program has been used entirely for the second objective.
The total amount authorized under this consolidated compensation plan share purchase program is 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization has been reduced for that portion which relates to compensation plans for which no stock option awards remain outstanding. The shares may be purchased over the option exercise periods of the various compensation plans on or before December 31, 2023. Purchases may be made in the open market or through privately negotiated transactions and are subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations. Shares that are withheld from vested or paid awards for withholding tax purposes are withheld automatically at the applicable time, without regard to whether a trading blackout is in place. If FHN were to resume general program use, such purchases would not occur during blackout periods.
As of June 30, 2023, the maximum number of shares that may be purchased under the program was 21.8 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2023.

Table I.2.19
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2023
April 1 to April 30	6	$17.72	6	22,342
May 1 to May 31	486	9.76	486	21,856
June 1 to June 30	83	11.00	83	21,773
Total	575	$10.02	575

100	2Q23 FORM 10-Q REPORT

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:
Table I.2.20
VaR & SVaR MEASURES

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023			As of June 30, 2023
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$3	$2	$3	$4	$2	$3
SVaR	4	6	3	5	7	3	4
10-day
VaR	8	10	6	9	11	6	7
SVaR	20	25	12	23	30	12	20

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022			As of June 30, 2022
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$2	$2	$2	$2	$2	$2
SVaR	5	6	4	5	7	4	5
10-day
VaR	8	11	4	6	11	3	8
SVaR	24	28	20	24	34	18	20

	Year Ended December 31, 2022			As of December 31, 2022
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$4	$2	$3
SVaR	5	7	4	6
10-day
VaR	8	11	3	10
SVaR	24	34	18	29

101	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.21
SCHEDULE OF RISKS INCLUDED IN VaR

	As of June 30, 2023		As of June 30, 2022		As of December 31, 2022
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$1	$1	$1	$3
Credit spread risk	—	2	—	1	1	2

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

102	2Q23 FORM 10-Q REPORT

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
Based on a static balance sheet as of June 30, 2023, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.22
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-100	(5.5)%
-50	(2.7)%
-25	(1.4)%
+25	+1.2%
+50	+2.4%
+100	+4.7%
+200	+7.3%
A steepening yield curve scenario where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.4%. A flattening yield curve scenario where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.5%. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
Short-term interest rates have reached their highest levels in 15 years, which coupled with market disruption from recent high profile bank failures, has increased competitive pressures on deposit costs.

The yield curve was inverted for much of the last half of 2022, which has continued into 2023. The inverted yield curve indicates market expectations that short-term rates are likely to peak and then decline in future periods. Market participants are divided in their opinions regarding the timing and magnitude of further short-term rate increases or subsequent rate cuts. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see "Yield Curve" within "Market Uncertainties and Prospective Trends" below.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($10.9 billion was available as of June 30, 2023), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Generally, a primary source of funding for a bank is core deposits from the bank's client base. The ratio of average loans, excluding loans HFS and restricted real estate loans, to average core deposits was 99% for June 30, 2023 and 82% for December 31, 2022.
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

103	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of June 30, 2023, FHN had outstanding $873 million in senior and subordinated unsecured debt and $520 million in non-cumulative perpetual preferred stock. As of June 30, 2023, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.1 billion as of July 1, 2023.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the TD Transaction. During the suspension period, dividend payments of FHN are not automatically reinvested in additional shares of FHN common stock and participants in the Plan are not able to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $110 million in both first and second quarter 2023 and $435 million in 2022. First Horizon Bank declared and paid preferred dividends in first and second quarter 2023 and in each quarter of 2022. Additionally, First Horizon Bank declared preferred dividends in third quarter 2023, payable in October 2023.
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
FHN paid a cash dividend of $0.15 per common share on July 3, 2023. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on July 10, 2023 and $331.25 per Series B preferred share and $165 per Series C preferred share on August 1, 2023. In addition, in July 2023, the Board approved cash dividends per share in the following amounts:
Table I.2.23
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	09/15/2023	10/02/2023
Preferred Stock
Series C	$165.00	10/17/2023	11/01/2023
Series D	$305.00	10/17/2023	11/01/2023
Series E	$1,625.00	09/25/2023	10/10/2023
Series F	$1,175.00	09/25/2023	10/10/2023

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

104	2Q23 FORM 10-Q REPORT

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
Repurchase and Foreclosure Liability
As discussed in Note 10 - Contingencies and Other Disclosures, FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization, and servicing businesses, is comprised of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The repurchase and foreclosure liability was $16 million as of both June 30, 2023 and December 31, 2022.

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
Additional risks relate to political uncertainty, changes in federal policies (including those publicly discussed, formally proposed, or recently implemented) and the potential impacts of those changes on our businesses and clients, and whether FHN’s strategic initiatives will succeed.
Inflation, Recession, and Federal Reserve Policy
Economic Overview
The year 2022 and first half of 2023 were marked by: strong inflation which began in 2021, and which has been abating slowly in 2023; the Federal Reserve implementing a "tightening" policy in 2022 to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; low unemployment rates despite moderate economic growth; and a profoundly inverted yield curve. Key aspects were:
•Although the U.S. economy flirted with recession in 2022, it did not officially enter one. In 2023 recession risk remains high but growth has remained positive.
•Although recessionary expectations were and remain high, consumption and employment have been robust.
•The rise in short-term interest rates by the Federal Reserve was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 4.65% a year later. Hikes since first quarter 2023 have been much more modest and gradual.
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. has fallen but remains high in relation to the decade preceding the COVID-19 pandemic, and in relation to the Federal Reserve's stated long-term goal of 2%.
•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) has been both very deep and unusually sustained, with the current inversion having begun in the summer of 2022.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022, and four times in 2023. All but one of the raises in 2022 were 75 and 50 basis points each—aggressive by historical standards—while the 2023 raises were the

105	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

more-typical 25 basis points each. The Federal Reserve has expressed its intent to bring inflation under control even at the risk of creating or deepening an economic recession. Recently the Federal Reserve has indicated that future decisions to raise rates further, or to hold them steady, cannot be forecast. FHN expects future decisions will be heavily impacted by economic data, especially inflation-rate and -trend data, available at each decision point.
FHN cannot predict exactly when or how much short-term rates will be further raised, when raises will halt entirely (a so-called "pause"), how market-driven long-term rates will behave, nor how those actions may affect financial markets, during the rest of 2023.
Yield Curve
During the past six quarters, the yield curve flattened and inverted many times. Unusual yield curve effects, including inversion, are common when monetary policy changes, and those effects are likely to continue. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion has been sustained for the last half of 2022 and all of 2023 to date, an unusually long period. The degree of inversion has varied, but generally has been much deeper than is typically the case. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession.
The most recent period with deeper and longer-lasting inversion was over 40 years ago. That 4-5 year period was marked by stagflation (low economic growth coupled with high inflation), followed by extremely robust interest rate hikes and a strong recession.
Yield curve flattening and inversion generally reduces the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduces FHN's revenues from bond trading. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors of FHN's Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the risks to FHN associated with flattening and inversion. In 2022 FHN's net interest margin expanded somewhat as loan rates rose faster than funding costs, but that unusual result ended in 2023.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy expanded in each of the most recent four quarters. The rate of expansion fell during the first three of those quarters, but the most recent quarter reversed that trend.
Recession expectations in the U.S. were high in 2022 and first quarter 2023. They moderated in second quarter, despite consecutive quarters of falling growth rates. With the announcement in late July that second quarter 2023 economic growth unexpectedly was stronger than first quarter, recession expectations may continue to moderate in third quarter. Stronger economic performance in second quarter may make further rate hikes more likely, however, which tend to heighten recession expectations.
Banking Crisis
In March 2023, two large regional U.S. banks failed after sudden large deposit outflows, and a major Swiss bank was acquired by another bank at the behest of regulators.
The two U.S. failures appear to have been caused in significant part by risky funds management practices exacerbated by a highly unusual deposit mix and 2022's sharp rise in rates. In the aftermath of these two failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. The market values of virtually all U.S. bank stocks fell quickly and strongly in March, with a few falling about 90%.
The media published stories about actual and possible bank runs by depositors. Most U.S. banks saw net outflows of deposits in 2022 and early 2023 as the impacts of COVID-19 crisis programs faded and rates available from non-bank-account investments improved. According to Federal Reserve data, starting in mid-March, the two failures triggered an abrupt net deposit outflow from all but the largest U.S. banks. Specifically, during the week of March 15, the 25 largest U.S. banks as a group saw net deposit inflows exceeding $100 billion, while all other (smaller) U.S. banks as a group saw net outflows of nearly $200 billion. The next week large and small U.S. banks experienced net outflows of roughly $100 and $50 billion, respectively. The March crisis shock was short-lived, however. During the final week of March both large and small U.S. banks collectively experienced net inflows of deposits, roughly mirroring the first week of March, before the crisis emerged. Since March, deposits at smaller banks have continued to rise slowly while the largest banks have reverted to pre-March trends, with slow net outflows.
The two U.S. bank failures resulted in Congressional calls for higher regulation of mid-sized regional banks, especially for those with $100 billion or more of assets. FHN cannot predict what, if any, legislative or regulatory outcomes will result from the crisis.
In early May a third large regional U.S. bank failed after experiencing very large deposit outflows in March. Although this failure was widely anticipated, volatility in regional bank stocks reappeared in May. By June bank-stock volatility had abated again, but with regional bank prices well below pre-crisis levels.
The three failed U.S. banks had a few characteristics that FHN believes were significant negative factors contributing to loss of confidence by depositors, in

106	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
War in Europe
The Russian military invaded Ukraine in February 2022. Over a year later, that conflict continues. Much of Europe and the rest of the world, including the U.S., imposed economic sanctions on Russia. The war and sanctions resulted in global oil and gas prices rising precipitously in early 2022. Oil prices have been volatile since then but, year to date in 2023, oil prices have oscillated in the roughly same price range as during the six-month period before the war.
Market Volatility & Valuations
As a result of the prospects for recession, coupled with the uncertainties associated with the war in eastern Europe, financial markets world-wide were volatile during much of 2022. Volatility overall moderated somewhat in late 2022 and continuing into 2023, but volatile episodes have continued.
Financial asset values broadly fell last year, especially during the second and third quarters. By mid-year 2023, broad stock indices largely had recovered from 2022's low points.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, with FHN's net interest margin compressing slightly from fourth quarter 2022. That compression worsened in second quarter as FHN's funding rates, especially for deposits, rose more than lending rates.
In 2022 and early 2023, FHN experienced a normalization of deposit levels since first quarter 2020 as it allowed higher cost surge deposits resulting from economic stimulus programs to move off its balance sheet. Net deposit outflows ranged from roughly $2.0 to $4.0 billion in each of the last three quarters of 2022, and fell again by roughly $2.5 billion in first quarter 2023. That outflow trend ended in second quarter as FHN had net deposit inflows of $4.0 billion from March 31, 2023 to June 30, 2023. To mitigate net deposit outflows, FHN increased deposit rates appreciably over the past several quarters, particularly in 2023. In contrast, during this period FHN's total loans grew modestly each quarter. These impacts resulted from a deliberate plan to allow deposits to return to more normal levels in relation to loans. FHN started raising deposit rates to more competitive levels during first quarter 2023, launched a major deposit-growth campaign in second quarter, and expects to continue to meet competitive pressures going forward. All of these actions have increased FHN's funding costs from deposits.
Although FHN cannot predict future actions of its depositors, FHN believes it has avoided key characteristics of the three failed U.S. banks. Specifically: FHN has a traditional customer mix for a bank its size; 61% of FHN's deposits at June 30, 2023 were FDIC insured, and another 7% were collateralized; and, because FHN kept a substantial portion of the pandemic deposit inflows in overnight and other "cash" investments, the market value losses embedded in FHN's investments, if fully realized, would not diminish FHN's regulatory capital levels appreciably in relation to regulatory requirements.
As mentioned above, in 2023 the Federal Reserve has slowed the rate of increase of interest rates, and FHN currently expects rate increases to pause at some point this year or early next year, depending primarily on inflation rate data. Increased stability in interest rates eventually may bring increased stability in funding, including deposits.
In addition, some of FHN's businesses have been negatively impacted by rising rates. Rate increases have pushed home mortgage rates in the U.S. much higher than in early 2022. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 due to rising rates coupled with elevated market volatility. These impacts have continued in 2023.
A recession, if one occurs, likely would have a significant negative impact on FHN's businesses overall. Demand for loans likely would fall, loan losses and provision expense likely would rise, many commercial activities that generate fee income likely would decline, and competition for clients likely would sharpen. FHN already has experienced some of these impacts. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN. However, as mentioned above, in the past few months, recessionary expectations have abated somewhat. In late July it was unexpectedly reported that the U.S. economy grew more strongly in second quarter than in first quarter, which may further blunt recessionary expectations.

107	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

LIBOR & Reference Rate Reform
Background
The London Inter-Bank Offered Rate (“LIBOR”) was for many years the most widely used reference rate in the world. About a decade ago, evidence emerged that some members of the panel that set LIBOR may have manipulated the published LIBOR rates rather than using strictly good-faith judgments. In 2017, the Financial Conduct Authority (“FCA”) – the United Kingdom’s regulator of LIBOR – set in motion a sequence of events that would ultimately lead to the cessation of LIBOR.
The cessation of LIBOR came in successive stages:
•In 2020, the Federal Reserve, the OCC, and the FDIC jointly encouraged U.S. banks to transition away from LIBOR for new contracts as soon as practicable and, in any event, by December 31, 2021. As such, that date became the deadline by which financial institutions and other market participants were required to cease origination of new LIBOR contracts.
•Two of LIBOR’s lesser-used U.S. dollar tenors (namely, 1-week and 2-month USD LIBOR) ceased to be published after December 31, 2021.
•The remaining U.S. dollar tenors of LIBOR (e.g., overnight, 1-month, 3-month, 6-month and 12-month tenors) ceased to be published after June 30, 2023.
In March 2022, Congress passed the Adjustable Interest Rate (LIBOR) Act. The legislation addresses loans that remained on LIBOR as of the June 30, 2023 cessation date, and that either have no fallback provisions or that contain fallback provisions that do not identify a specific benchmark replacement. Per the legislation, at the final cessation of USD LIBOR, banks may cause such loans to fall back to a SOFR-based benchmark rate, with such rate to be selected by the Federal Reserve Board. The LIBOR Act also provides safe harbor from liability for banks that select the Board-selected replacement benchmark rate at the cessation of LIBOR.
In December 2022, the Federal Reserve Board issued Regulation ZZ, its final rule to implement the Adjustable Interest Rate (LIBOR) Act.

FHN’s Cessation of the Use of LIBOR for New Contracts

In the fourth quarter of 2021, FHN ceased using LIBOR for new contracts. All required systems, processes, and reporting were updated to accommodate the transition, and FHN’s associates were trained on the use of the new benchmark rates that had been introduced as replacements for LIBOR.
Within FHN’s consumer portfolio, LIBOR had been referenced principally in adjustable-rate mortgages
(ARMs). Beginning in the fourth quarter of 2021, new ARMs referenced 30-day average SOFR, rather than LIBOR.
Within FHN’s commercial portfolio, LIBOR had been widely used in floating-rate loans. Additionally, many interest rate swaps referenced LIBOR. Beginning in the fourth quarter of 2021, FHN made available multiple benchmark rate options for floating-rate commercial loans. Most commercial clients who had previously used LIBOR-indexed floating-rate loans have since selected CME Term SOFR as their benchmark rate for new and renewing commercial loans. CME Term SOFR is also now the most prevalent rate used in FHN’s interest rate derivatives contracts with its clients.
Published by CME Group, Term SOFR is a forward-looking rate, with 1-month, 3-month, 6-month and 12-month tenors, and is based on SOFR futures contracts. The Alternative Reference Rates Committee (ARRC) recommended conventions for Term SOFR rates, recommended CME Group as the administrator for Term SOFR, and subsequently recommended CME Group's Term SOFR rates. Furthermore, Regulation ZZ identifies CME Term SOFR (plus a spread adjustment, as defined in the LIBOR Act) as the Board-selected replacement rate for the purposes of loans that are repriced in accordance with the LIBOR Act upon the June 2023 final cessation of LIBOR.
FHN’s Transition of Existing Contracts Away from LIBOR

As noted above, two of LIBOR’s lesser-used U.S. dollar tenors (namely, 1-week and 2-month USD LIBOR) ceased to be published after December 31, 2021. Prior to that date, FHN renegotiated terms with clients whose loans were based on 1-week or 2-month USD LIBOR. Only a small portion of FHN's clients had such loans.
For the remainder of FHN’s LIBOR-indexed commercial loans (i.e., those with overnight, 1-month, 3-month, 6-month and 12-month tenors), and for FHN’s LIBOR-indexed interest rate swaps, FHN began amending existing LIBOR-indexed contracts starting in the fourth quarter of 2021. The objective has been to amend all contracts that reference LIBOR, by the time of such contracts’ first interest-rate reset date that references a determination date after June 30, 2023. As such, the balance of commercial loans that reference LIBOR fell from $25 billion as of December 31, 2021, to $2 billion as of June 30, 2023. Additionally, the notional amount of interest rate swaps that reference LIBOR fell from $10 billion as of December 31, 2021, to $2 billion as of June 30, 2023.
FHN will amend approximately $600 million in LIBOR-indexed commercial loans, in accordance with the terms of the March 2022 LIBOR Act and Regulation ZZ, upon the first interest rate reset date after June 30, 2023, with the benchmark rate changing to CME Term SOFR. Most of these loans will amend in the third quarter of 2023.

108	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

An additional $1.2 billion in LIBOR-indexed commercial loans are syndicated loans on which FHN is not the agent bank. Per conversations with many of the agent banks, their intent is to similarly amend the pricing on these loans, in accordance with the terms of the LIBOR Act and Regulation ZZ, upon the first interest rate reset date after June 30, 2023.
Similarly, the remaining $1 billion in LIBOR-indexed interest rate swaps will fall back to a SOFR-based rate, in accordance with the terms of the LIBOR Act and Regulation ZZ, prior to the end of 2023.
In accordance with the terms of the LIBOR Act and Regulation ZZ, the replacement benchmark rate for consumer loans will be a SOFR-based rate published by Refinitiv Limited, equal to CME Term SOFR plus a transition tenor spread adjustment. FHN’s remaining LIBOR-indexed consumer loans are residential ARMs. The borrowers have been notified that their ARMs will reference the SOFR-based Refinitiv rate upon the first interest rate reset that references a date after June 30, 2023. Because many of these existing LIBOR-indexed ARMs have a 6-month tenor, and because many of these loans have a 45-day lookback period, the last of these loans to be amended to the SOFR-based Refinitiv rate will be amended in the first quarter of 2024.
Table I.2.24
LIBOR EXPOSURES

(Dollars in billions)	As of June 30, 2023	Mature after June 2023
Commercial loans (a)	$2	$2
Consumer loans (a)	3	3
Customer swaps (b)	1	1
(a)    Amounts represent outstanding loan balances as of June 30, 2023.
(b)    FHN has entered into offsetting upstream transactions with dealers to offset its market risk exposure.

In addition to the above-referenced loan and swap exposure, FHN has less than $1 billion in corporate exposures (including preferred stock, investment securities and balance sheet hedges) that will fall back to a SOFR-based rate in the coming months.
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

109	2Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.25
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Six Months Ended
(Dollars in millions; shares in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$630	$688	$542	$1,318	$1,021
Plus: Noninterest income (GAAP)	400	171	201	571	430
Total revenues (GAAP)	1,030	859	743	1,889	1,451
Less: Noninterest expense (GAAP)	555	478	488	1,033	982
Pre-provision net revenue (Non-GAAP)	$475	$381	$255	$856	$469

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,029	$8,707	$8,614	$8,869	$8,616
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	986	1,014	1,014	1,000	855
(A) Total average common equity	$7,748	$7,398	$7,305	$7,574	$7,466
Less: Average goodwill and other intangible assets (GAAP)(b)	1,726	1,738	1,789	1,732	1,795
(B) Average tangible common equity (Non-GAAP)	$6,022	$5,660	$5,516	$5,842	$5,671

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$1,270	$987	$666	$1,129	$711

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,960	$8,895	$8,551	$8,960	$8,551
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	520	1,014	1,014	520	1,014
(E) Total common equity	$8,145	$7,586	$7,242	$8,145	$7,242
Less: Goodwill and other intangible assets (GAAP)(b)	1,721	1,733	1,783	1,721	1,783
(F) Tangible common equity (Non-GAAP)	6,424	5,853	5,459	6,424	5,459
Less: Unrealized gains (losses) on AFS securities, net of tax	(964)	(859)	(671)	(964)	(671)
(G) Adjusted tangible common equity (Non-GAAP)	$7,388	$6,712	$6,130	$7,388	$6,130

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$85,071	$80,729	$85,132	$85,071	$85,132
Less: Goodwill and other intangible assets (GAAP) (b)	1,721	1,733	1,783	1,721	1,783
(I) Tangible assets (Non-GAAP)	$83,350	$78,996	$83,349	$83,350	$83,349

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$71,517	$69,510	$67,294	$71,517	$67,294

Period-end Shares Outstanding
(K) Period-end shares outstanding	558,659	537,619	536,333	558,659	536,333

Ratios
(C)/(A) Return on average common equity (GAAP)	16.40%	13.34%	9.12%	14.91%	9.52%
(C)/(B) Return on average tangible common equity (Non-GAAP)	21.10	17.43	12.07	19.33	12.54
(D)/(H) Total period-end equity to period-end assets (GAAP)	10.53	11.02	10.04	10.53	10.04
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	7.71	7.41	6.55	7.71	6.55
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	10.33	9.66	9.11	10.33	9.11
(E)/(K) Book value per common share (GAAP)	$14.58	$14.11	$13.50	$14.58	$13.50
(F)/(K) Tangible book value per common share (Non-GAAP)	$11.50	$10.89	$10.18	$11.50	$10.18

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

110	2Q23 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 101 of this report and the subsections entitled “Market Risk Management” beginning on page 101 and “Interest Rate Risk Management” beginning on page 102 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 49-55 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2022, including in particular the section entitled “Risk Management” beginning on page 86 of that Report and the subsections entitled “Market Risk Management” beginning on page 87 and “Interest Rate Risk Management” beginning on page 89 of that Report; and Note 21 to the Consolidated Financial Statements appearing on pages 176-182 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

111	2Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 38 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K for the year ended December 31, 2022:
Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
During the second quarter of 2023, FHN sold no common or preferred equity securities which were not registered under the Securities Act of 1933, as amended. As described below, during the quarter previously-sold preferred shares were converted into common shares.
As reported in FHN's Quarterly Report on Form 10-Q for the period ended March 31, 2022, on February 28, 2022, FHN issued and sold to TD, which is an accredited investor as defined by Rule 501 of Regulation D under the Securities Act, 4,935.694 shares of Perpetual Convertible Preferred Stock, Series G (the “Series G Preferred Stock”) of FHN, in a private placement transaction for $493,569,400. The Series G Preferred Stock was convertible into shares of FHN's common stock under certain circumstances, including the termination of the TD Merger Agreement.
As reported in FHN's Quarterly Report on Form 10-Q for the period ended March 31, 2022, FHN claims that the sale of Series G Preferred Stock to TD was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving any public offering under
Section 4(a)(2) of that Act. Other statutory and/or regulatory exemptions also may apply.
On May 4, 2023, the TD Merger Agreement was terminated by mutual agreement of the parties. On June 26, 2023, the Series G Preferred Stock was converted into 19,742,776 shares of FHN's common stock in accordance with the terms of the Series G Preferred Stock. At June 30, 2023, no shares of Series G Preferred Stock remain outstanding.
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Programs” section including tables I.2.18 and I.2.19 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 99 of this report, is incorporated herein by reference.

Items 3. and 4.
Not applicable

Item 5.     Other Information
(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the second quarter of 2023, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, as shown in Table II.5c below.

112	2Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the second quarter of 2023 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
Table II.5c
TRADING ARRANGEMENTS CREATED, MODIFIED, OR TERMINATED MOST RECENT QUARTER

	Arrangement Type		Type of Action Taken During Quarter	Date Action Taken	Duration or Expiration Date	Total Shares to be
Name & Title	10b5-1	non-10b5-1				Bought	Sold
Not applicable

113	2Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Item 6.     Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
2.1	Agreement and Plan of Merger dated as of February 27, 2022, between FHN, The Toronto-Dominion Bank, TD Bank US Holding Company, and Falcon Holdings Acquisition Co. [conformed copy]				10-K	2.1	3/01/2022
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/03/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated effective July 25, 2023				8-K	3.1	7/25/2023
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Mutual Termination Agreement and Release, dated May 4, 2023, by and among The Toronto-Dominion Bank, TD Bank US Holding Company, Falcon Holdings Acquisition Co., and First Horizon Corporation (conformed copy)				8-K	10.1	5/4/2023
10.2	Conformed copy of Employment Agreement dated August 3, 2023 with D. Bryan Jordan				8-K	10.1	8/3/2023
10.3	Form of Grant Notice for CEO Special Equity Performance Stock Units [2023]				8-K	10.2	8/3/2023
10.4	Form of Grant Notice for CEO Special Equity Restricted Stock Units [2023]				8-K	10.3	8/3/2023
19.1	Inside Information Policy	X
19.2	Inside Information Procedures	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
	XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022; (vi) Notes to Consolidated Financial Statements.
		X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X

114	2Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X
In the Exhibit Table: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this Report or as a separate disclosure document; and the phrase “2022 named executive officers” refers to those executive officers whose 2022 compensation was described in our 2023 Proxy Statement.
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

115	2Q23 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: August 4, 2023	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

116	2Q23 FORM 10-Q REPORT