Form 10-Q
period 2023-09-30
FIRST HORIZON CORP
filed 2023-11-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2023
Common Stock, $.625 par value	558,769,520

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
GAAP	Generally accepted accounting principles (U.S.)

GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate

1	3Q23 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

RM	Relationship managers
ROA	Return on assets
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, which the parties mutually terminated on May 4, 2023
TD Transaction	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

1	3Q23 FORM 10-Q REPORT

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
•deposit withdrawals and volatility and declines in the price of FHN's common stock as a result of market stress in the regional banking sector;

2	3Q23 FORM 10-Q REPORT

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

3	3Q23 FORM 10-Q REPORT

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

The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table I.2.24 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

4	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

5	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Cash and due from banks	$1,022	$1,061
Interest-bearing deposits with banks	1,917	1,384
Federal funds sold and securities purchased under agreements to resell	416	482
Trading securities	1,231	1,375
Securities available for sale at fair value	8,100	8,836
Securities held to maturity (fair value of $1,104 and $1,209, respectively)	1,335	1,371
Loans held for sale (including $88 and $51 at fair value, respectively)	613	590
Loans and leases	61,778	58,102
Allowance for loan and lease losses	(760)	(685)
Net loans and leases	61,018	57,417
Premises and equipment	590	612
Goodwill	1,511	1,511
Other intangible assets	198	234
Other assets	4,582	4,080
Total assets	$82,533	$78,953

Liabilities
Noninterest-bearing deposits	$17,825	$23,466
Interest-bearing deposits	49,190	40,023
Total deposits	67,015	63,489
Trading liabilities	366	335
Short-term borrowings	2,507	2,506
Term borrowings	1,157	1,597
Other liabilities	2,695	2,479
Total liabilities	73,740	70,406

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,750 and 31,686 shares, respectively	520	1,014
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 558,708,832 and 537,100,615 shares, respectively	349	336
Capital surplus	5,337	4,840
Retained earnings	3,874	3,430
Accumulated other comprehensive loss, net	(1,582)	(1,368)
FHN shareholders' equity	8,498	8,252
Noncontrolling interest	295	295
Total equity	8,793	8,547
Total liabilities and equity	$82,533	$78,953

See accompanying notes to consolidated financial statements.

6	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2023	2022	2023	2022
Interest income
Interest and fees on loans and leases	$941	$617	$2,624	$1,553
Interest and fees on loans held for sale	15	9	40	30
Interest on investment securities	62	54	186	137
Interest on trading securities	19	15	57	39
Interest on other earning assets	43	38	107	68
Total interest income	1,080	733	3,014	1,827
Interest expense
Interest on deposits	409	43	845	72
Interest on trading liabilities	3	3	8	9
Interest on short-term borrowings	46	7	182	10
Interest on term borrowings	17	18	56	53
Total interest expense	475	71	1,091	144
Net interest income	605	662	1,923	1,683
Provision for credit losses	110	60	210	50
Net interest income after provision for credit losses	495	602	1,713	1,633
Noninterest income
Deposit transactions and cash management	46	43	133	129
Fixed income	28	46	97	170
Brokerage, management fees and commissions	21	23	66	71
Card and digital banking fees	20	21	61	64
Other service charges and fees	14	13	41	41
Trust services and investment management	12	11	35	36
Mortgage banking and title income	7	9	18	65
Deferred compensation income	—	(3)	11	(24)
Gain on merger termination	—	—	225	—
Securities gains (losses), net	—	12	1	18
Other income	25	38	57	72
Total noninterest income	173	213	745	642
Noninterest expense
Personnel expense	266	275	821	820
Net occupancy expense	30	32	92	96
Computer software	26	28	82	85
Operations services	21	22	65	65
Advertising and public relations	16	12	47	34
Deposit insurance expense	14	8	40	23
Legal and professional fees	13	10	33	50
Contract employment and outsourcing	12	12	36	43
Amortization of intangible assets	12	13	36	39
Equipment expense	11	11	32	34
Communications and delivery	8	10	27	28
Contributions	3	3	60	5
Other expense	42	33	137	128
Total noninterest expense	474	469	1,508	1,450
Income before income taxes	194	346	950	825
Income tax expense	52	78	223	183
Net income	$142	$268	$727	$642
Net income attributable to noncontrolling interest	5	3	14	8
Net income attributable to controlling interest	$137	$265	$713	$634

7	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)
Preferred stock dividends	8	8	24	24
Net income available to common shareholders	$129	$257	$689	$610

Basic earnings per common share	$0.23	$0.48	$1.26	$1.14
Diluted earnings per common share	$0.23	$0.45	$1.23	$1.08
Weighted average common shares	558,559	535,986	544,952	534,613
Diluted average common shares	561,421	570,153	561,930	563,538

See accompanying notes to consolidated financial statements.

8	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions) (Unaudited)	2023	2022	2023	2022
Net income	$142	$268	$727	$642
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(206)	(368)	(197)	(1,003)
Net unrealized gains (losses) on cash flow hedges	(20)	(99)	(22)	(142)
Net unrealized gains (losses) on pension and other postretirement plans	3	3	5	6
Other comprehensive income (loss)	(223)	(464)	(214)	(1,139)
Comprehensive income (loss)	(81)	(196)	513	(497)
Comprehensive income attributable to noncontrolling interest	5	3	14	8
Comprehensive income (loss) attributable to controlling interest	$(86)	$(199)	$499	$(505)
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(67)	$(119)	$(65)	$(324)
Net unrealized gains (losses) on cash flow hedges	(6)	(32)	(7)	(46)
Net unrealized gains (losses) on pension and other postretirement plans	1	1	2	2

See accompanying notes to consolidated financial statements.

9	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2022	31,686	$1,014	537,101	$336	$4,840	$3,430	$(1,368)	$295	$8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	251	—	4	255
Other comprehensive income	—	—	—	—	—	—	160	—	160
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased	—	—	(159)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	677	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2023	31,686	1,014	537,619	336	4,863	3,595	(1,208)	295	8,895
Net income	—	—	—	—	—	325	—	4	329
Other comprehensive income	—	—	—	—	—	—	(151)	—	(151)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock conversion	(4,936)	(494)	—	—	—	—	—	—	(494)
Common stock repurchased	—	—	(575)	—	(5)	—	—	—	(5)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,872	—	—	—	—	—	—
Series G preferred stock conversion	—	—	19,743	12	481	—	—	—	493
Stock-based compensation expense	—	—	—	1	(14)	—	—	—	(13)
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2023	26,750	520	558,659	349	5,325	3,830	(1,359)	295	8,960
Net income	—	—	—	—	—	137	—	5	142
Other comprehensive income	—	—	—	—	—	—	(223)	—	(223)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(85)	—	—	(85)
Common stock repurchased	—	—	(17)	—	—	—	—	—	—
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	67	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2023	26,750	$520	558,709	$349	$5,337	$3,874	$(1,582)	$295	$8,793

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

10	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494
Net income	—	—	—	—	—	195	—	3	198
Other comprehensive income (loss)	—	—	—	—	—	—	(423)	—	(423)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494							494
Common stock repurchased	—	—	(120)	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,130	1	14	—	—	—	15
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, March 31, 2022	31,686	1,014	534,587	334	4,769	2,996	(711)	295	8,697
Net income	—	—	—	—	—	174	—	3	177
Other comprehensive income (loss)	—	—	—	—	—	—	(252)	—	(252)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(83)	—	—	(83)
Common stock repurchased	—	—	(334)	(1)	(7)	—	—	—	(8)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,080	2	11	—	—	—	13
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, June 30, 2022	31,686	1,014	536,333	335	4,791	3,079	(963)	295	8,551
Net income	—	—	—	—	—	265	—	3	268
Other comprehensive income (loss)	—	—	—	—	—	—	(464)	—	(464)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased	—	—	(103)	—	(3)	—	—	—	(3)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	507	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	21	—	—	—	21
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2022	31,686	$1,014	536,737	$335	$4,812	$3,254	$(1,427)	$295	$8,283

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

11	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in millions) (Unaudited)	2023	2022
Operating Activities
Net income	$727	$642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	210	50
Deferred income tax expense (benefit)	23	167
Depreciation and amortization of premises and equipment	41	45
Amortization of intangible assets	36	39
Net other amortization and accretion	14	(3)
Net (increase) decrease in trading securities	1,063	1,728
Net (increase) decrease in derivatives	(289)	822
Stock-based compensation expense	21	53
Securities (gains) losses, net	(1)	(18)
Loans held for sale:
Purchases and originations	(1,834)	(3,184)
Gross proceeds from settlements and sales	860	2,050
(Gain) loss due to fair value adjustments and other	32	78
Other operating activities, net	31	(183)
Total adjustments	207	1,644
Net cash provided by operating activities	934	2,286
Investing Activities
Proceeds from maturities of securities available for sale	678	1,080
Purchases of securities available for sale	(228)	(2,457)
Purchases of securities held to maturity	—	(712)
Proceeds from prepayments of securities held to maturity	40	40
Proceeds from sales of premises and equipment	1	17
Purchases of premises and equipment	(23)	(22)
Net (increase) decrease in loans and leases	(3,784)	(2,471)
Net (increase) decrease in interest-bearing deposits with banks	(533)	11,666
Other investing activities, net	16	14
Net cash (used in) provided by investing activities	(3,833)	7,155
Financing Activities
Common stock:
Stock options exercised	5	30
Cash dividends paid	(251)	(243)
Repurchase of shares	(10)	(12)
Preferred stock:
Preferred stock issuance	—	494
Cash dividends paid - preferred stock - noncontrolling interest	(12)	(9)
Cash dividends paid - preferred stock	(24)	(24)
Net increase (decrease) in deposits	3,526	(8,880)
Net increase (decrease) in short-term borrowings	1	(707)
Repayment of term borrowing	(450)	—
Increases (decreases) in restricted and secured term borrowings	9	5
Net cash provided by (used in) financing activities	2,794	(9,346)
Net increase (decrease) in cash and cash equivalents	(105)	95
Cash and cash equivalents at beginning of period	1,543	1,788
Cash and cash equivalents at end of period	$1,438	$1,883

Supplemental Disclosures
Total interest paid	$961	$127
Total taxes paid	122	11
Total taxes refunded	15	4
Transfer from loans to OREO	3	3
Transfer from loans HFS to trading securities	919	1,548
Preferred stock conversion to common stock	493	—

See accompanying notes to consolidated financial statements.

12	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
Merger and integration planning expenses related to the transactions associated with the TD Merger Agreement (TD Transaction) are recorded in FHN’s Corporate segment. There were none of these expenses recognized during the three months ended September 30, 2023. Expenses recognized during the nine months ended September 30, 2023 were $51 million. Expenses recognized during the three and nine months ended September 30, 2022 were $21 million and $55 million, respectively.
Accounting Changes With Extended Transition Periods
In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides several optional expedients and exceptions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The provisions of ASU 2020-04 primarily affect 1) contract modifications (e.g., loans, leases, debt, and derivatives) made in anticipation that a reference rate (e.g., LIBOR) will be discontinued and 2) the application of hedge accounting for existing relationships affected by those modifications. The provisions of ASU 2020-04 were effective upon release and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Including the adoption of ASU 2022-06 (discussed below), the expedients and exceptions provided by ASU 2020-04 do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.
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

13	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
In accordance with the provisions of ASU 2020-04, effective immediately after the end of the transition period for its cash flow hedges (i.e., no more cash flows were affected by LIBOR), FHN elected that the cessation of effectiveness assessments under the transition guidance and subsequent initiation of hedge effectiveness assessments under ASC 815 did not require dedesignation of the hedge relationships.
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

14	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

15	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of September 30, 2023 and December 31, 2022:

INVESTMENT SECURITIES AT SEPTEMBER 30, 2023
	September 30, 2023
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,156	$—	$(831)	$4,325
Government agency issued CMO	2,528	—	(428)	2,100
Other U.S. government agencies	1,334	—	(206)	1,128
States and municipalities	630	—	(83)	547
Total securities available for sale (a)	$9,648	$—	$(1,548)	$8,100

Securities held to maturity:
Government agency issued MBS	$863	$—	$(143)	$720
Government agency issued CMO	472	—	(88)	384
Total securities held to maturity	$1,335	$—	$(231)	$1,104

(a)Includes $8.4 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT DECEMBER 31, 2022
	December 31, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,457	$1	$(695)	$4,763
Government agency issued CMO	2,682	—	(369)	2,313
Other U.S. government agencies	1,325	—	(162)	1,163
States and municipalities	658	1	(62)	597
Total securities available for sale (a)	$10,122	$2	$(1,288)	$8,836

Securities held to maturity:
Government agency issued MBS	$897	$—	$(109)	$788
Government agency issued CMO	474	—	(53)	421
Total securities held to maturity	$1,371	$—	$(162)	$1,209

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

16	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of September 30, 2023 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$14	$14
After 1 year through 5 years	—	—	125	118
After 5 years through 10 years	—	—	394	341
After 10 years	—	—	1,431	1,202
Subtotal	—	—	1,964	1,675
Government agency issued MBS and CMO (a)	1,335	1,104	7,684	6,425
Total	$1,335	$1,104	$9,648	$8,100

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and nine months ended September 30, 2023 and 2022.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2023 and December 31, 2022:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of September 30, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$258	$(14)	$4,066	$(817)	$4,324	$(831)
Government agency issued CMO	53	(4)	2,047	(424)	2,100	(428)
Other U.S. government agencies	256	(12)	871	(194)	1,127	(206)
States and municipalities	97	(6)	439	(77)	536	(83)
Total	$664	$(36)	$7,423	$(1,512)	$8,087	$(1,548)

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,314	$(249)	$2,350	$(446)	$4,664	$(695)
Government agency issued CMO	1,104	(123)	1,209	(246)	2,313	(369)
Other U.S. government agencies	643	(67)	424	(95)	1,067	(162)
States and municipalities	493	(48)	54	(14)	547	(62)
Total	$4,554	$(487)	$4,037	$(801)	$8,591	$(1,288)

17	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $29 million and $32 million as of September 30, 2023 and December 31, 2022, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and nine month periods ended September 30, 2023.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both September 30, 2023 and December 31, 2022. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of September 30, 2023 and December 31, 2022. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $87 million and $79 million at September 30, 2023 and December 31, 2022, respectively. The year-to-date 2023 and 2022 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of less than $1 million and $7 million were recognized in the three and nine months ended September 30, 2023, respectively, for equity investments with readily determinable fair values. Unrealized losses of $2 million and $15 million were recognized in the three and nine months ended September 30, 2022, respectively, for equity investments with readily determinable fair values.

18	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of September 30, 2023 and December 31, 2022, excluding accrued interest of $276 million and $226 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	September 30, 2023	December 31, 2022
Commercial:
Commercial and industrial (a) (b)	$30,926	$29,523
Loans to mortgage companies	2,237	2,258
Total commercial, financial, and industrial	33,163	31,781
Commercial real estate	14,121	13,228
Consumer:
HELOC	2,248	2,028
Real estate installment loans	11,437	10,225
Total consumer real estate	13,685	12,253
Credit card and other (c)	809	840
Loans and leases	$61,778	$58,102
Allowance for loan and lease losses	(760)	(685)
Net loans and leases	$61,018	$57,417

(a)Includes equipment financing leases of $1.2 billion and $1.1 billion for September 30, 2023 and December 31, 2022, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $35 million and $76 million as of September 30, 2023 and December 31, 2022, respectively.
(c)Includes $187 million and $193 million of commercial credit card balances as of September 30, 2023 and December 31, 2022, respectively.

Restrictions
Loans and leases with carrying values of $47.8 billion and $38.3 billion were pledged as collateral for borrowings at September 30, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of September 30, 2023, FHN had loans to mortgage companies of $2.2 billion and loans to finance and insurance companies of $4.2 billion. As a result, 20% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

19	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of September 30, 2023 and December 31, 2022:

C&I PORTFOLIO
	September 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$3,351	$5,945	$3,796	$1,710	$1,772	$3,634	$2,237	$9,302	$358	$32,105
Special Mention (PD grade 13)	1	31	54	53	100	60	—	139	1	439
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	123	62	49	39	96	—	147	103	619
Total C&I loans	$3,352	$6,099	$3,912	$1,812	$1,911	$3,790	$2,237	$9,588	$462	$33,163

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$7,456	$3,634	$1,803	$1,912	$1,112	$3,170	$2,258	$9,166	$371	$30,882
Special Mention (PD grade 13)	17	56	17	125	8	80	—	126	—	429
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	36	48	41	34	25	55	—	134	97	470
Total C&I loans	$7,509	$3,738	$1,861	$2,071	$1,145	$3,305	$2,258	$9,426	$468	$31,781

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.
(b)    Balances include PPP loans.

CRE PORTFOLIO
	September 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$663	$3,355	$3,643	$1,306	$1,331	$2,978	$316	$19	$13,611
Special Mention (PD grade 13)	1	1	3	30	147	77	—	—	259
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	5	11	141	84	8	—	251
Total CRE loans	$664	$3,358	$3,651	$1,347	$1,619	$3,139	$324	$19	$14,121

20	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,637	$3,324	$1,488	$1,855	$808	$2,565	$274	$20	$12,971
Special Mention (PD grade 13)	—	3	3	37	68	5	1	—	117
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	4	12	50	31	31	11	—	140
Total CRE loans	$2,638	$3,331	$1,503	$1,942	$907	$2,601	$286	$20	$13,228

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of September 30, 2023 and December 31, 2022. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

21	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

CONSUMER REAL ESTATE PORTFOLIO
	September 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,425	$2,110	$1,750	$748	$475	$1,398	$1,542	$53	$9,501
FICO score 720-739	180	287	230	110	90	239	189	16	1,341
FICO score 700-719	132	234	195	87	52	230	157	18	1,105
FICO score 660-699	162	200	119	83	53	303	175	19	1,114
FICO score 620-659	9	20	23	24	37	112	37	7	269
FICO score less than 620	12	17	19	20	12	240	23	12	355
Total	$1,920	$2,868	$2,336	$1,072	$719	$2,522	$2,123	$125	$13,685

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$2,154	$1,847	$819	$523	$278	$1,294	$1,297	$63	$8,275
FICO score 720-739	292	246	116	98	34	238	183	18	1,225
FICO score 700-719	242	206	93	55	35	226	142	22	1,021
FICO score 660-699	214	137	90	55	62	278	192	23	1,051
FICO score 620-659	21	24	25	41	20	105	47	9	292
FICO score less than 620	15	19	32	12	23	256	16	16	389
Total	$2,938	$2,479	$1,175	$784	$452	$2,397	$1,877	$151	$12,253

The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of September 30, 2023 and December 31, 2022.

CREDIT CARD & OTHER PORTFOLIO
	September 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$43	$29	$13	$6	$4	$34	$223	$5	$357
FICO score 720-739	5	3	2	1	1	5	27	1	45
FICO score 700-719	4	3	4	1	1	5	23	3	44
FICO score 660-699	2	3	1	1	1	8	19	1	36
FICO score 620-659	1	1	1	—	—	3	6	—	12
FICO score less than 620	9	9	6	8	13	107	162	1	315
Total	$64	$48	$27	$17	$20	$162	$460	$11	$809

22	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$36	$14	$10	$10	$4	$25	$291	$6	$396
FICO score 720-739	3	2	2	1	—	4	30	1	43
FICO score 700-719	3	3	1	1	—	4	33	1	46
FICO score 660-699	3	2	1	1	2	7	30	1	47
FICO score 620-659	1	3	1	—	—	3	18	—	26
FICO score less than 620	7	6	6	10	7	71	174	1	282
Total	$53	$30	$21	$23	$13	$114	$576	$10	$840

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

The following table reflects accruing and non-accruing loans and leases by class on September 30, 2023 and December 31, 2022:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	September 30, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,772	$28	$3	$30,803	$78	$2	$43	$123	$30,926
Loans to mortgage companies	2,237	—	—	2,237	—	—	—	—	2,237
Total commercial, financial, and industrial	33,009	28	3	33,040	78	2	43	123	33,163
Commercial real estate:
CRE (b)	13,992	4	—	13,996	43	50	32	125	14,121
Consumer real estate:
HELOC (c)	2,185	13	5	2,203	32	4	9	45	2,248
Real estate installment loans (d)	11,307	25	6	11,338	47	8	44	99	11,437
Total consumer real estate	13,492	38	11	13,541	79	12	53	144	13,685
Credit card and other:
Credit card	274	4	3	281	—	—	—	—	281
Other	525	1	—	526	2	—	—	2	528
Total credit card and other	799	5	3	807	2	—	—	2	809
Total loans and leases	$61,292	$75	$17	$61,384	$202	$64	$128	$394	$61,778

23	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,309	$50	$11	$29,370	$64	$10	$79	$153	$29,523
Loans to mortgage companies	2,258	—	—	2,258	—	—	—	—	2,258
Total commercial, financial, and industrial	31,567	50	11	31,628	64	10	79	153	31,781
Commercial real estate:
CRE (b)	13,208	11	—	13,219	7	—	2	9	13,228
Consumer real estate:
HELOC (c)	1,967	12	5	1,984	32	4	8	44	2,028
Real estate installment loans (d)	10,079	25	13	10,117	56	5	47	108	10,225
Total consumer real estate	12,046	37	18	12,101	88	9	55	152	12,253
Credit card and other:
Credit card	287	5	4	296	—	—	—	—	296
Other	540	2	—	542	1	—	1	2	544
Total credit card and other	827	7	4	838	1	—	1	2	840
Total loans and leases	$57,648	$105	$33	$57,786	$160	$19	$137	$316	$58,102

(a)    $108 million and $147 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.
(b)    $117 million and $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, FHN had commercial loans with amortized cost of approximately $245 million and $124 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $120 million and $125 million, respectively, at September 30, 2023. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three and nine months ended September 30, 2023, FHN recognized charge-offs of $82 million and of $106 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $6 million and $28 million, respectively, as of September 30, 2023 and $7 million and $26 million, respectively, as of December 31, 2022. Charge-offs relating to collateral-dependent consumer loans for the nine months ending September 30, 2023 and September 30, 2022 were $1 million and $2 million, respectively.
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

24	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of September 30, 2023:

25	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	September 30, 2023
	Interest Rate Reduction
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	1	—	Reduced weighted-average contractual interest rate from 8.60% to 5.00%
Credit Card and Other (a)	—	—	Reduced weighted-average contractual interest rate from 13.30% to 0.00%
Total	$1	—%
(a) Balance less than $1 million.

	September 30, 2023
	Term Extension
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$81	0.2%	Added an estimated weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	42	0.3	Added an estimated weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer Real Estate	2	—	Added a weighted-average 10 years to the life of loans, which reduced monthly payment amounts for the borrowers
Credit Card and Other	—	—	N/A
Total	$125	0.2%

	September 30, 2023
	Principal Forgiveness
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	1	—	$1.3 million of the principal of consumer loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end.
Credit Card and Other	—	—	N/A
Total	$1	—%

	September 30, 2023
	Payment Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	3	—	Payment deferral for 11 months, with a balloon payment at the end of the term
Credit Card and Other	—	—	N/A
Total	$3	—%

26	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	September 30, 2023
	Combination - Term Extension and Interest Rate Reduction
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	—	—	N/A
Consumer Real Estate	5	—	Added a weighted-average 13.5 years to the life of loans and reduced weighted-average contractual interest rate from 5.60% to 4.80%
Credit Card and Other	—	—	N/A
Total	$5	—%

	September 30, 2023
	Combination - Term Extension, Interest Rate Reduction, and Interest Forgiveness
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$2	—%	Added a weighted-average 3.7 years to the life of loans, reduced weighted-average contractual interest rate from 11.25% to 7.50% and provided less than $1 million in interest forgiveness
CRE	—	—	N/A
Consumer Real Estate	—	—	N/A
Credit Card and Other	—	—	N/A
Total	$2	—%

	September 30, 2023
	Combination - Term Extension, Interest Rate Reduction, and Interest Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A
CRE	16	0.1	Added a weighted-average 1 year to the life of loans, reduced weighted-average contractual interest rate from 8.65% to 8.00% and provided less than $1 million in deferred interest
Consumer Real Estate	—	—	N/A
Credit Card and Other	—	—	N/A
Total	$16	—%

27	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period totaled $21 million as of September 30, 2023. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the performance of loans that have been modified in the last 12 months:

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	September 30, 2023

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$77	$—	$—	$6
CRE	8	—	—	50
Consumer Real Estate	2	—	—	10
Credit Card and Other	—	—	—	—
Total	$87	$—	$—	$66

28	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Troubled Debt Restructurings

Prior to January 1, 2023, a modification was classified as a TDR if the borrower was experiencing financial difficulty and it was determined that FHN granted a concession to the borrower. Concessions represented modifications that FHN would not otherwise consider if a borrower had not been experiencing financial difficulty. Evaluation of whether a concession was granted, was subjective in nature and management’s judgment was required in making the determination of whether a modification was classified as a TDR. All non-reaffirmed residential real estate loans discharged in Chapter 7 bankruptcy were considered concessions and classified as non-accruing TDRs.
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

LOANS MODIFIED IN A TDR THAT RE-DEFAULTED
	Year Ended December 31, 2022
(Dollars in millions)	Number	Recorded Investment
C&I	5	$—
CRE	—	—
HELOC	22	1
Real estate installment loans	54	15
Credit card and other	17	—
Total TDRs	98	$16

29	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Note 4—Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments, collectively referred to as the Allowance for Credit Losses, or the ACL. The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provisions for credit losses related to loans and leases and unfunded lending commitments are reported in the Consolidated Statements of Income as provision for credit losses.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and nine months ended September 30, 2023 and 2022 were not material.
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
The increase in the ACL balance as of September 30, 2023 as compared to December 31, 2022 largely reflects loan growth during the period and an evolving macroeconomic outlook resulting from inflation, the interest rate environment, and other factors. In developing credit loss estimates for its loan and lease portfolios, FHN utilized two Moody’s forecast scenarios for its macroeconomic inputs. As of September 30, 2023, FHN's scenario selection process focused on key economic drivers such as inflation, interest rates, supply chain disruptions, labor/wage constraints, and international conflict. FHN selected one scenario as its base case, which was the Moody's baseline

30	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
scenario. The heaviest weight was placed on this scenario. A smaller weight was placed on the FHN-selected downside scenario.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and nine months ended September 30, 2023 and 2022:

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended September 30, 2023
Allowance for loan and lease losses:
Balance as of July 1, 2023	$326	$159	$221	$31	$737
Charge-offs (b)	(91)	(5)	(1)	(7)	(104)
Recoveries	5	1	2	1	9
Provision for loan and lease losses	95	14	6	3	118
Balance as of September 30, 2023	$335	$169	$228	$28	$760

Reserve for remaining unfunded commitments:
Balance as of July 1, 2023	$55	$24	$11	$—	$90
Provision for remaining unfunded commitments	(6)	(3)	1	—	(8)
Balance as of September 30, 2023	49	21	12	—	82
Allowance for credit losses as of September 30, 2023	$384	$190	$240	$28	$842

	Three Months Ended September 30, 2022
Allowance for loan and lease losses:
Balance as of July 1, 2022	$274	$141	$183	$26	$624
Charge-offs	(13)	(1)	(1)	(6)	(21)
Recoveries	2	—	6	1	9
Provision for loan and lease losses	32	8	5	7	52
Balance as of September 30, 2022	$295	$148	$193	$28	$664

Reserve for remaining unfunded commitments:
Balance as of July 1, 2022	$53	$17	$10	$—	$80
Provision for remaining unfunded commitments	5	2	1	—	8
Balance as of September 30, 2022	58	19	11	—	88
Allowance for credit losses as of September 30, 2022	$353	$167	$204	$28	$752

31	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Nine Months Ended September 30, 2023
Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02	1	—	(7)	—	(6)
Charge-offs (b)	(124)	(15)	(3)	(17)	(159)
Recoveries	12	2	7	4	25
Provision for loan and lease losses	138	36	31	10	215
Balance as of September 30, 2023	$335	$169	$228	$28	$760

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	$55	$22	$10	$—	$87
Provision for remaining unfunded commitments	(6)	(1)	2	—	(5)
Balance as of September 30, 2023	49	21	12	—	82
Allowance for credit losses as of September 30, 2023	$384	$190	$240	$28	$842

	Nine Months Ended September 30, 2022
Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(38)	(1)	(4)	(18)	(61)
Recoveries	6	1	17	3	27
Provision for loan and lease losses	(7)	(6)	17	24	28
Balance as of September 30, 2022	$295	$148	$193	$28	$664

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	$46	$12	$8	$—	$66
Provision for remaining unfunded commitments	12	7	3	—	22
Balance as of September 30, 2022	58	19	11	—	88
Allowance for credit losses as of September 30, 2022	$353	$167	$204	$28	$752

(a) C&I loans as of September 30, 2023 and 2022 include $35 million and $129 million in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b) Charge-offs in the C&I portfolio in 2023 include $72 million from a single credit from a company in bankruptcy.

The following table represents gross charge-offs by year of origination for the nine months ended September 30, 2023:

GROSS CHARGE-OFFS
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I (a)	$74	$13	$6	$4	$9	$13	$5	$124
CRE	—	—	—	—	2	13	—	15
Consumer Real Estate	—	—	—	1	—	2	—	3
Credit Card and Other	9	—	1	—	—	2	5	17
Total	$83	$13	$7	$5	$11	$30	$10	$159

(a) Includes $72 million from a single credit from a company in bankruptcy.

32	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
At September 30, 2023, FHN had approximately $35 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2023 and 2022, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale as of and for the nine months ended September 30, 2023 and the year ended December 31, 2022.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	September 30, 2023	December 31, 2022
Balance at beginning of period	$44	$250
Originations and purchases	512	1,275
Sales, net of gains	(475)	(1,481)
Balance at end of period	$81	$44

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

MORTGAGE SERVICING RIGHTS
	September 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$24	$(6)	$18	$21	$(5)	$16

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of September 30, 2023 and December 31, 2022. Total mortgage servicing fees included in mortgage banking and title income were $3 million and $4 million for the nine months ended September 30, 2023 and 2022, respectively.

33	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
December 31, 2022	$880	$631	$1,511
Additions	—	—	—
September 30, 2023	$880	$631	$1,511

FHN performed the required annual goodwill impairment test as of October 1, 2022. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual periods, management will evaluate whether an impairment analysis is warranted. FHN will conduct its annual impairment analysis as of October 1, 2023.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	September 30, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$368	$(199)	$169	$371	$(171)	$200
Client relationships	32	(15)	17	32	(13)	19
Other (a)	27	(15)	12	27	(12)	15
Total	$427	$(229)	$198	$430	$(196)	$234

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

34	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								September 30, 2023	December 31, 2022
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	—	—	—	494
						26,750	$538	$520	$1,014

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
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On September 30, 2023 and December 31, 2022, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
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

35	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2023 and 2022:

ACCUMULATED OTHER COMPREHENSIVE INCOME

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2023	$(964)	$(129)	$(266)	$(1,359)
Net unrealized gains (losses)	(206)	(34)	1	(239)
Amounts reclassified from AOCI	—	14	2	16
Other comprehensive income (loss)	(206)	(20)	3	(223)
Balance as of September 30, 2023	$(1,170)	$(149)	$(263)	$(1,582)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2023	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	(197)	(60)	(1)	(258)
Amounts reclassified from AOCI	—	38	6	44
Other comprehensive income (loss)	(197)	(22)	5	(214)
Balance as of September 30, 2023	$(1,170)	$(149)	$(263)	$(1,582)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2022	$(671)	$(40)	$(252)	$(963)
Net unrealized gains (losses)	(368)	(103)	—	(471)
Amounts reclassified from AOCI	—	4	3	7
Other comprehensive income (loss)	(368)	(99)	3	(464)
Balance as of September 30, 2022	$(1,039)	$(139)	$(249)	$(1,427)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2022	$(36)	$3	$(255)	$(288)
Net unrealized gains (losses)	(1,003)	(149)	—	(1,152)
Amounts reclassified from AOCI	—	7	6	13
Other comprehensive income (loss)	(1,003)	(142)	6	(1,139)
Balance as of September 30, 2022	$(1,039)	$(139)	$(249)	$(1,427)

36	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI	2023	2022	2023	2022	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$18	$5	$50	$9	Interest and fees on loans and leases
Tax expense (benefit)	(4)	(1)	(12)	(2)	Income tax expense
	14	4	38	7
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	3	4	8	8	Other expense
Tax expense (benefit)	(1)	(1)	(2)	(2)	Income tax expense
	2	3	6	6
Total reclassification from AOCI	$16	$7	$44	$13

37	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2023	2022	2023	2022
Net income	$142	$268	$727	$642
Net income attributable to noncontrolling interest	5	3	14	8
Net income attributable to controlling interest	137	265	713	634
Preferred stock dividends	8	8	24	24
Net income available to common shareholders	$129	$257	$689	$610

Weighted average common shares outstanding—basic	558,559	535,986	544,952	534,613
Effect of dilutive restricted stock, performance equity awards and options	2,862	6,655	4,250	7,258
Effect of dilutive convertible preferred stock (a)	—	27,512	12,728	21,667
Weighted average common shares outstanding—diluted	561,421	570,153	561,930	563,538

Basic earnings per common share	$0.23	$0.48	$1.26	$1.14
Diluted earnings per common share	$0.23	$0.45	$1.23	$1.08

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

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2023	2022	2023	2022
Stock options excluded from the calculation of diluted EPS	1,928	11	—	35
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$16.44	$26.03	$24.36	$25.65
Other equity awards excluded from the calculation of diluted EPS	7,589	493	2,496	199

38	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2023, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2023, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

39	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of both September 30, 2023 and December 31, 2022. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

40	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
The components of net periodic benefit cost for the three and nine months ended September 30 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Components of net periodic benefit cost
Interest cost	$10	$5	$26	$15
Expected return on plan assets	(9)	(6)	(25)	(18)
Amortization of unrecognized:
Actuarial (gain) loss	3	4	9	8
Net periodic benefit cost	$4	$3	$10	$5

41	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
Note 12—Business Segment Information
FHN's operating segments are composed of the following:
•Regional Banking segment offers financial products and services, including traditional lending and deposit taking, to commercial and consumer clients primarily in the southern U.S. and other selected markets. Regional Banking also provides investment, wealth management, financial planning, trust and asset management services for consumer clients.

•Specialty Banking segment consists of lines of business that deliver product offerings and services with specialized industry knowledge. Specialty Banking’s lines of business include asset-based lending, mortgage warehouse lending, commercial real estate, franchise finance, correspondent banking, equipment finance, mortgage, and title insurance (prior to July 2022). In addition to traditional lending and deposit taking, Specialty Banking also delivers treasury management solutions, loan syndications, and international banking. Additionally, Specialty Banking has a line of business focused on fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

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

42	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three and nine months ended September 30, 2023 and 2022:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$583	$135	$(113)	$605
Provision for credit losses	104	6	—	110
Noninterest income	109	46	18	173
Noninterest expense (b)	318	89	67	474
Income (loss) before income taxes	270	86	(162)	194
Income tax expense (benefit) (c)	63	21	(32)	52
Net income (loss)	$207	$65	$(130)	$142
Average assets	$46,657	$20,687	$15,876	$83,220

	Three Months Ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$518	$138	$6	$662
Provision for credit losses	43	17	—	60
Noninterest income (a)	110	64	39	213
Noninterest expense (b)	303	105	61	469
Income (loss) before income taxes	282	80	(16)	346
Income tax expense (benefit)	66	19	(7)	78
Net income (loss)	$216	$61	$(9)	$268
Average assets	$42,820	$19,745	$19,986	$82,551

(a)2022 includes a $21 million gain related to the sale of the title insurance business and a $10 million gain on equity securities in the Corporate segment.
(b)2023 includes $10 million of restructuring costs in the Corporate segment. 2022 includes $24 million in merger and integration expenses related to the IBKC merger and TD Transaction in the Corporate segment.
(c)2023 includes $24 million in expense related to the surrender of bank owned life insurance policies and an $11 million benefit from merger-related tax items in the Corporate segment.

43	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,781	$390	$(248)	$1,923
Provision for credit losses	189	26	(5)	210
Noninterest income (a)	325	147	273	745
Noninterest expense (b)	960	270	278	1,508
Income (loss) before income taxes	957	241	(248)	950
Income tax expense (benefit) (c)	224	58	(59)	223
Net income (loss)	$733	$183	$(189)	$727
Average assets	$45,594	$20,054	$15,823	$81,471

	Nine Months Ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,410	$423	$(150)	$1,683
Provision for credit losses	64	(4)	(10)	50
Noninterest income (a)	337	265	40	642
Noninterest expense (b)	906	352	192	1,450
Income (loss) before income taxes	777	340	(292)	825
Income tax expense (benefit)	182	83	(82)	183
Net income (loss)	$595	$257	$(210)	$642
Average assets	$41,779	$20,073	$23,947	$85,799

(a)2023 includes a $225 million gain on merger termination in the Corporate segment. 2022 includes a $12 million gain on sale of mortgage servicing rights in the Specialty Banking segment and a $21 million gain related to the sale of the title insurance business, a $10 million gain on equity securities and a $6 million gain related to a fintech investment in the Corporate segment.
(b)2023 includes $10 million of restructuring costs, a $50 million contribution to the First Horizon Foundation, $15 million in derivative valuation adjustments related to prior Visa Class-B share sales and $51 million in merger and integration planning expenses related to the TD Transaction in the Corporate segment. 2022 includes $99 million in merger and integration expenses related to the IBKC merger and TD Transaction and $12 million in derivative valuation adjustments related to prior Visa Class-B share sales in the Corporate segment.
(c)2023 includes $24 million in expense related to the surrender of bank owned life insurance policies and an $11 million benefit from merger-related tax items in the Corporate segment.

44	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and nine months ended September 30, 2023 and 2022:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three months ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$41	$3	$2	$46
Fixed income (a)	—	28	—	28
Brokerage, management fees and commissions	21	—	—	21
Card and digital banking fees	19	—	1	20
Other service charges and fees	7	7	—	14
Trust services and investment management	12	—	—	12
Mortgage banking and title income	—	7	—	7
Other income (c)	9	1	15	25
Total noninterest income	$109	$46	$18	$173

	Three months ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$39	$2	$2	$43
Fixed income (a)	—	46	—	46
Brokerage, management fees and commissions	23	—	—	23
Card and digital banking fees	19	—	2	21
Other service charges and fees	8	5	—	13
Trust services and investment management	11	—	—	11
Mortgage banking and title income	—	9	—	9
Deferred compensation income	—	—	(3)	(3)
Securities gains (losses), net (b)	—	—	12	12
Other income (c)	10	2	26	38
Total noninterest income	$110	$64	$39	$213

(a)2023 and 2022 includes $13 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

45	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine months ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$120	$7	$6	$133
Fixed income (a)	—	98	(1)	97
Brokerage, management fees and commissions	66	—	—	66
Card and digital banking fees	55	1	5	61
Other service charges and fees	23	18	—	41
Trust services and investment management	35	—	—	35
Mortgage banking and title income	—	18	—	18
Deferred compensation income	—	—	11	11
Gain on merger termination	—	—	225	225
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	26	5	26	57
Total noninterest income	$325	$147	$273	$745

	Nine months ended September 30, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$115	$7	$7	$129
Fixed income (a)	—	170	—	170
Brokerage, management fees and commissions	71	—	—	71
Card and digital banking fees	57	2	5	64
Other service charges and fees	24	17	—	41
Trust services and investment management	36	—	—	36
Mortgage banking and title income	—	65	—	65
Deferred compensation income	—	—	(24)	(24)
Securities gains (losses), net (b)	—	—	18	18
Other income (c)	34	4	34	72
Total noninterest income	$337	$265	$40	$642

(a)2023 and 2022 includes $32 million and $33 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

46	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of September 30, 2023 and December 31, 2022:

CONSOLIDATED VIEs
(Dollars in millions)	September 30, 2023	December 31, 2022
Assets:
Other assets	$172	$181

Liabilities:
Other liabilities	$144	$150

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and nine months ended September 30, 2023 and 2022.

47	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 for LIHTC investments accounted for under the proportional amortization method.

LIHTC IMPACTS ON TAX EXPENSE
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$13	$11	$39	$33
Low income housing tax credits	(14)	(11)	(41)	(35)
Other tax benefits related to qualifying LIHTC investments	(3)	(3)	(8)	(9)

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

48	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
the financing provided, First Horizon Bank is exposed to potentially significant benefits and losses of the borrowing entity. First Horizon Bank has no contractual requirements to provide financial support to the borrowing entities beyond certain funding commitments established upon restructuring of the terms of the debt that allows for preparation of the underlying collateral for sale.
Proprietary Trust Preferred Issuances
In conjunction with its acquisitions, FHN acquired junior subordinated debt underlying multiple issuances of trust preferred debt. All of the trusts are considered VIEs because the ownership interests from the capital contributions to these trusts are not considered “at risk” in evaluating whether the holders of the equity investments at risk in the trusts have the ability to direct the activities that most significantly impact the entities’ economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of September 30, 2023 and December 31, 2022:

NONCONSOLIDATED VIEs AT SEPTEMBER 30, 2023
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$498	$155	(a)
Other tax credit investments (b)	81	65	Other assets
Small issuer trust preferred holdings (c)	173	—	Loans and leases
On-balance sheet trust preferred securitization	27	87	(d)
Holdings of agency mortgage-backed securities (c)	7,907	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	39	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $343 million of current investments and $155 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $112 million classified as loans and leases and $2 million classified as trading securities, which are offset by $87 million classified as term borrowings.
(e)Includes $147 million classified as trading securities, $1.3 billion classified as held to maturity and $6.4 billion classified as securities available for sale.
(f)Maximum loss exposure represents $39 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(g)No exposure to loss due to nature of FHN's involvement.

49	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2023 and December 31, 2022, respectively, FHN had $629 million and $159 million of cash receivables and $27 million and $42 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $19 million and $34 million for the three months ended September 30, 2023 and 2022, $68 million

50	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
and $133 million for the nine months ended September 30, 2023 and 2022, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of September 30, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH TRADING
	September 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,724	$4	$311
Offsetting upstream interest rate contracts	3,958	222	6
Forwards and futures purchased	1,202	1	7
Forwards and futures sold	1,275	8	1

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,076	$3	$270
Offsetting upstream interest rate contracts	3,076	91	6
Option contracts purchased	40	—	—
Forwards and futures purchased	1,127	5	2
Forwards and futures sold	1,256	4	5

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
The following tables summarize FHN’s derivatives associated with interest rate risk management activities as of September 30, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	September 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,563	$1	$631
Offsetting upstream interest rate contracts	8,563	626	2

51	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,377	$3	$570
Offsetting upstream interest rate contracts	8,377	351	5

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(95)	$271	$(63)	$788
Offsetting upstream interest rate contracts (a)	95	(271)	63	(788)

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2023 and December 31, 2022:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	September 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,200	$—	$118
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,200	N/A

52	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,350	$—	$71
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,350	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(30)	$(138)	$(44)	$(105)
Gain (loss) recognized in other comprehensive income (loss)	(34)	(103)	(60)	(149)
Gain (loss) reclassified from AOCI into interest income	14	4	38	7

(a)Approximately $29 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	September 30, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$84	$1	$—
Forward contracts written	129	1	—

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$35	$—	$—
Forward contracts written	61	—	—

53	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and nine months ended September 30, 2023 and 2022:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$—	$4	$(2)	$5
Forward contracts written	(2)	6	2	33

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2023 and December 31, 2022, the derivative liabilities associated with the sales of Visa Class B shares were $26 million and $27 million, respectively. FHN recognized $15 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the nine months ended September 30, 2023 and $22 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the year ended December 31, 2022. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2023 and December 31, 2022, these loans were valued at $16 million and $9 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of September 30, 2023 and December 31, 2022, the notional values of FHN’s risk participations were $353 million and $242 million of derivative assets and $896 million and $742 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at September 30, 2023 and December 31, 2022, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, FHN recognized an insignificant amount of assets and liabilities associated with these contracts.
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

54	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $6 million of assets and $310 million of liabilities on September 30, 2023, and $5 million of assets and $268 million of liabilities on December 31, 2022. As of September 30, 2023 and December 31, 2022, FHN had received collateral of $86 million and $106 million and posted collateral of $138 million and $61 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $624 million of assets and $310 million of liabilities on September 30, 2023, and $378 million of assets and $268 million of liabilities on December 31, 2022. As of September 30, 2023 and December 31, 2022, FHN had received collateral of $709 million and $479 million and posted collateral of $138 million and $61 million, respectively, in the normal course of business related to these contracts.
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

55	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2023
Interest rate derivative contracts	$853	$—	$853	$(96)	$(662)	$95
Forward contracts	8	—	8	(4)	—	4
	$861	$—	$861	$(100)	$(662)	$99

December 31, 2022
Interest rate derivative contracts	$449	$—	$449	$(58)	$(378)	$13
Forward contracts	9	—	9	(6)	(2)	1
	$458	$—	$458	$(64)	$(380)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, $2 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2023
Interest rate derivative contracts	$1,068	$—	$1,068	$(96)	$(238)	$734
Forward contracts	8	—	8	(4)	(1)	3
	$1,076	$—	$1,076	$(100)	$(239)	$737

December 31, 2022
Interest rate derivative contracts	$921	$—	$921	$(58)	$(175)	$688
Forward contracts	8	—	8	(6)	(1)	1
	$929	$—	$929	$(64)	$(176)	$689

(a)Included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, $27 million and $29 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

56	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of September 30, 2023 and December 31, 2022:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
September 30, 2023	$363	$—	$363	$—	$(361)	$2
December 31, 2022	353	—	353	(10)	(340)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of September 30, 2023 and December 31, 2022:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2023	$1,707	$—	$1,707	$—	$(1,707)	$—
December 31, 2022	1,013	—	1,013	(10)	(1,003)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

57	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of September 30, 2023 and December 31, 2022:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	September 30, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,508	$—	$1,508
Government agency issued CMO	159	—	159
Other U.S. government agencies	40	—	40
Total securities sold under agreements to repurchase	$1,707	$—	$1,707

	December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$10	$—	$10
Government agency issued MBS	851	—	851
Government agency issued CMO	122	—	122
Other U.S. government agencies	30	—	30
Total securities sold under agreements to repurchase	$1,013	$—	$1,013

58	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

59	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	September 30, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$24	$—	$24
Government agency issued MBS	—	53	—	53
Government agency issued CMO	—	94	—	94
Other U.S. government agencies	—	252	—	252
States and municipalities	—	26	—	26
Corporate and other debt	—	759	—	759
Interest-only strips (elected fair value)	—	—	23	23
Total trading securities	—	1,208	23	1,231
Loans held for sale (elected fair value)	—	67	21	88
Securities available for sale:
Government agency issued MBS	—	4,325	—	4,325
Government agency issued CMO	—	2,100	—	2,100
Other U.S. government agencies	—	1,128	—	1,128
States and municipalities	—	547	—	547
Total securities available for sale	—	8,100	—	8,100
Other assets:
Deferred compensation mutual funds	99	—	—	99
Equity, mutual funds, and other	23	—	—	23
Derivatives, forwards and futures	10	—	—	10
Derivatives, interest rate contracts	—	853	—	853
Total other assets	132	853	—	985
Total assets	$132	$10,228	$44	$10,404
Trading liabilities:
U.S. treasuries	$—	$301	$—	$301
Other U.S. government agencies	—	9	—	9
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	55	—	55
Total trading liabilities	—	366	—	366
Other liabilities:
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	1,068	—	1,068
Derivatives, other	—	—	26	26
Total other liabilities	8	1,068	26	1,102
Total liabilities	$8	$1,434	$26	$1,468

60	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$101	$—	$101
Government agency issued MBS	—	144	—	144
Government agency issued CMO	—	61	—	61
Other U.S. government agencies	—	115	—	115
States and municipalities	—	54	—	54
Corporate and other debt	—	875	—	875
Interest-only strips (elected fair value)	—	—	25	25
Total trading securities	—	1,350	25	1,375
Loans held for sale (elected fair value)	—	29	22	51
Securities available for sale:
Government agency issued MBS	—	4,763	—	4,763
Government agency issued CMO	—	2,313	—	2,313
Other U.S. government agencies	—	1,163	—	1,163
States and municipalities	—	597	—	597
Total securities available for sale	—	8,836	—	8,836
Other assets:
Deferred compensation mutual funds	112	—	—	112
Equity, mutual funds, and other	22	—	—	22
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	449	—	449
Derivatives, other	—	2	—	2
Total other assets	143	451	—	594
Total assets	$143	$10,666	$47	$10,856
Trading liabilities:
U.S. treasuries	$—	$275	$—	$275
Government agency issued MBS	—	2	—	2
Corporate and other debt	—	58	—	58
Total trading liabilities	—	335	—	335
Other liabilities:
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	922	—	922
Derivatives, other	—	1	27	28
Total other liabilities	8	923	27	958
Total liabilities	$8	$1,258	$27	$1,293

61	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2023 and 2022 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended September 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2023	$36		$22		$(34)
Total net gains (losses) included in net income	(4)		—		—
Sales	(30)		—		—
Settlements	—		(1)		8
Net transfers into (out of) Level 3	21	(b)	—		—
Balance on September 30, 2023	$23		$21		$(26)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$—	(d)

	Three Months Ended September 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2022	$26		$34		$(28)
Total net gains (losses) included in net income	(2)		—		(1)
Sales	(23)		(14)		—
Settlements	—		—		9
Repayments	—		(1)		—
Net transfers into (out of) Level 3	22	(b)	1		—
Balance on September 30, 2022	$23		$20		$(20)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(1)	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.

62	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2023 and 2022 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Nine Months Ended September 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(10)		—		(15)
Purchases	—		2		—
Sales	(38)		(2)		—
Settlements	—		(1)		16
Net transfers into (out of) Level 3	46	(b)	—		—
Balance on September 30, 2023	$23		$21		$(26)
Net unrealized gains (losses) included in net income	$(4)	(c)	$—	(a)	$(15)	(d)

	Nine Months Ended September 30, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Total net gains (losses) included in net income	(5)		—		(13)
Purchases	—		1		—
Sales	(61)		(14)		—
Settlements	—		(1)		16
Repayments	—		(1)		—
Net transfers into (out of) Level 3	51	(b)	7		—
Balance on September 30, 2022	$23		$20		$(20)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(13)	(d)

(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2023 and 2022.

63	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at September 30, 2023, and December 31, 2022, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
	Carrying value at September 30, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$496	$—	$496
Loans and leases (a)	—	—	223	223
OREO (b)	—	—	4	4
Other assets (c)	—	—	92	92

	Carrying value at December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$506	$—	$506
Loans and leases (a)	—	—	135	135
OREO (b)	—	—	3	3
Other assets (c)	—	—	91	91

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2023 and 2022:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended September 30,		Net gains (losses) Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Loans held for sale—SBAs and USDA	$(1)	$(2)	$(2)	$(4)
Loans and leases (a)	(15)	(6)	(29)	(7)
Other assets (b)	(1)	(4)	(5)	(8)
	$(17)	$(12)	$(36)	$(19)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents tax credit investments accounted for under the equity method.

64	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three and nine months ended September 30, 2023 and 2022.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of September 30, 2023 and December 31, 2022:

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at September 30, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$23	Discounted cash flow	Constant prepayment rate	12% - 13%	13%
			Bond equivalent yield	18% - 19%	18%
Loans held for sale - residential real estate	$21	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 73%	65%
			Loss severity trends - First mortgage	0% - 8% of UPB	4%
Derivative liabilities, other	$26	Discounted cash flow	Visa covered litigation resolution amount	$5.7 billion - $6.7 billion	$6.3 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	12 - 36 months	26 months
Loans and leases (a)	$223	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$92	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

65	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$25	Discounted cash flow	Constant prepayment rate	12% - 13%	12%
			Bond equivalent yield	17%	17%
Loans held for sale - residential real estate	$22	Discounted cash flow	Prepayment speeds - First mortgage	2% - 8%	3%
			Foreclosure losses	63% - 75%	65%
			Loss severity trends - First mortgage	0% - 11% of UPB	5%
Derivative liabilities, other	$27	Discounted cash flow	Visa covered litigation resolution amount	$5.6 billion - $6.0 billion	$5.9 billion
			Probability of resolution scenarios	5% - 25%	20%
			Time until resolution	12 - 42 months	28 months
Loans and leases (a)	$135	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$91	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

66	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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

67	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale and held for investment measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	September 30, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$88	$96	$(8)
Nonaccrual loans	2	5	(3)

	December 31, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$51	$58	$(7)
Nonaccrual loans	5	8	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$(1)	$(4)	$—	$(10)

For the three and nine months ended September 30, 2023 and 2022, the amount for residential real estate loans held for sale included an insignificant amount of gains in pretax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

68	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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

69	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of September 30, 2023 and December 31, 2022, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the

70	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

71	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	September 30, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,828	$—	$—	$32,205	$32,205
Commercial real estate	13,952	—	—	13,661	13,661
Consumer:
Consumer real estate	13,457	—	—	12,480	12,480
Credit card and other	781	—	—	755	755
Total loans and leases, net of allowance for loan and lease losses	61,018	—	—	59,101	59,101
Short-term financial assets:
Interest-bearing deposits with banks	1,917	1,917	—	—	1,917
Federal funds sold	53	—	53	—	53
Securities purchased under agreements to resell	363	—	363	—	363
Total short-term financial assets	2,333	1,917	416	—	2,333
Trading securities (a)	1,231	—	1,208	23	1,231
Loans held for sale:
Mortgage loans (elected fair value) (a)	88	—	67	21	88
USDA & SBA loans - LOCOM	496	—	500	—	500
Mortgage loans - LOCOM	29	—	—	29	29
Total loans held for sale	613	—	567	50	617
Securities available for sale (a)	8,100	—	8,100	—	8,100
Securities held to maturity	1,335	—	1,104	—	1,104
Derivative assets (a)	863	10	853	—	863
Other assets:
Tax credit investments	578	—	—	570	570
Deferred compensation mutual funds	99	99	—	—	99
Equity, mutual funds, and other (b)	277	23	—	254	277
Total other assets	954	122	—	824	946
Total assets	$76,447	$2,049	$12,248	$59,998	$74,295
Liabilities:
Defined maturity deposits	$7,783	$—	$7,830	$—	$7,830
Trading liabilities (a)	366	—	366	—	366
Short-term financial liabilities:
Federal funds purchased	309	—	309	—	309
Securities sold under agreements to repurchase	1,706	—	1,706	—	1,706
Other short-term borrowings	492	—	492	—	492
Total short-term financial liabilities	2,507	—	2,507	—	2,507
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	65	—	—	59	59
Secured borrowings	12	—	—	12	12
Junior subordinated debentures	150	—	—	150	150
Other long-term borrowings	884	—	809	—	809
Total term borrowings	1,157	—	809	268	1,077
Derivative liabilities (a)	1,102	8	1,068	26	1,102
Total liabilities	$12,915	$8	$12,580	$294	$12,882

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $51 million and FRB stock of $203 million.

72	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES

	December 31, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases and allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,473	$—	$—	$31,329	$31,329
Commercial real estate	13,082	—	—	12,909	12,909
Consumer:
Consumer real estate	12,053	—	—	11,934	11,934
Credit card and other	809	—	—	810	810
Total loans and leases, net of allowance for loan and lease losses	57,417	—	—	56,982	56,982
Short-term financial assets:
Interest-bearing deposits with banks	1,384	1,384	—	—	1,384
Federal funds sold	129	—	129	—	129
Securities purchased under agreements to resell	353	—	353	—	353
Total short-term financial assets	1,866	1,384	482	—	1,866
Trading securities (a)	1,375	—	1,350	25	1,375
Loans held for sale:
Mortgage loans (elected fair value) (a)	51	—	29	22	51
USDA & SBA loans - LOCOM	506	—	512	—	512
Mortgage loans - LOCOM	33	—	—	33	33
Total loans held for sale	590	—	541	55	596
Securities available for sale (a)	8,836	—	8,836	—	8,836
Securities held to maturity	1,371	—	1,209	—	1,209
Derivative assets (a)	460	9	451	—	460
Other assets:
Tax credit investments	547	—	—	542	542
Deferred compensation mutual funds	112	112	—	—	112
Equity, mutual funds, and other (b)	275	22	—	253	275
Total other assets	934	134	—	795	929
Total assets	$72,849	$1,527	$12,869	$57,857	$72,253
Liabilities:
Defined maturity deposits	$2,887	$—	$2,890	$—	$2,890
Trading liabilities (a)	335	—	335	—	335
Short-term financial liabilities:
Federal funds purchased	400	—	400	—	400
Securities sold under agreements to repurchase	1,013	—	1,013	—	1,013
Other short-term borrowings	1,093	—	1,093	—	1,093
Total short-term financial liabilities	2,506	—	2,506	—	2,506
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	66	—	—	59	59
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	148	—	—	150	150
Other long-term borrowings	1,334	—	1,301	—	1,301
Total term borrowings	1,597	—	1,301	259	1,560
Derivative liabilities (a)	958	8	923	27	958
Total liabilities	$8,283	$8	$7,955	$286	$8,249

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $50 million and FRB stock of $203 million.

73	3Q23 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS & LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2023 and December 31, 2022:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Unfunded Commitments:
Loan commitments	$25,402	$25,953	$2	$1
Standby and other commitments	728	754	7	7

74	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

75	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Introduction
First Horizon Corporation (NYSE common stock trading symbol “FHN”) is a financial holding company headquartered in Memphis, Tennessee. FHN’s principal subsidiary, and only banking subsidiary, is First Horizon Bank. Through the Bank and other subsidiaries, FHN offers regional banking, mortgage lending, specialized commercial lending, commercial leasing and equipment financing, brokerage, wealth management, capital markets, and other financial services to commercial, consumer, and governmental clients throughout the U.S. At September 30, 2023, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2022 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
On August 3, 2023, FHN announced a five-year employment agreement with Chairman, President and Chief Executive Officer D. Bryan Jordan. A copy of the agreement has been filed with a Current Report on Form 8-K.
Financial Performance Summary
Third Quarter 2023 Highlights
FHN reported third quarter 2023 net income available to common shareholders of $129 million, or $0.23 per diluted share, compared to $317 million, or $0.56 per diluted share, in second quarter 2023 and $257 million, or $0.45 per diluted share, in third quarter 2022.
Net interest income of $605 million declined $25 million compared to second quarter 2023 and $57 million compared to third quarter 2022 as the benefit of higher rates and loan balances was more than offset by higher funding costs.
Provision for credit losses of $110 million increased $60 million compared to second quarter 2023 and $50 million compared to third quarter 2022, largely driven by a credit loss on a single relationship as well as the impact of loan growth.
Noninterest income of $173 million decreased $227 million compared to second quarter 2023 largely driven by a $225 million gain on merger termination recognized in second quarter. Noninterest income decreased $40 million compared to third quarter 2022 primarily driven by lower fixed income, lower securities gains and the 2022 gain on sale of FHN's title business.
Noninterest expense of $474 million decreased $81 million from second quarter 2023, largely reflecting the impact of a $50 million contribution to the First Horizon Foundation in the second quarter and lower personnel expense. Compared with third quarter 2022, noninterest expense increased $5 million, or 1%. There were no merger and integration expenses in third quarter 2023 compared to $30 million in second quarter 2023 and $24 million in third quarter 2022.
Year-to-Date and Period End Highlights
For the nine months ended September 30, 2023, net income available to common shareholders was $689 million or $1.23 per diluted share, compared to $610 million, or $1.08 per diluted share, for the nine months ended September 30, 2022.
Net interest income increased $240 million largely driven by higher earning asset yields, loan growth, and higher investment portfolio balances, partially offset by higher funding costs. Provision for credit losses increased $160 million largely from a credit loss on a single relationship, loan growth and an evolving macroeconomic outlook. Noninterest income increased $103 million, or 16%, primarily from the gain on merger termination, partially offset by lower fixed income and mortgage banking and title income. Noninterest expense increased $58 million, or 4%, largely attributable to the $50 million contribution made to the First Horizon Foundation in the second quarter.
Period-end loans and leases of $61.8 billion increased $3.7 billion, or 6%, from December 31, 2022 driven by commercial loan growth of $2.3 billion and consumer loan growth of $1.4 billion.
Period-end deposits of $67.0 billion increased $3.5 billion, or 6%, from December 31, 2022 driven by a $9.2 billion increase in interest-bearing deposits offset by a $5.6 billion decrease in noninterest-bearing deposits.
Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2023 were 12.12% and 13.63%, an improvement from 11.92% and 13.33% at December 31, 2022, respectively. The CET1 ratio was 11.12% at

76	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

September 30, 2023 compared to 10.17% at December 31, 2022.
The following portions of this MD&A focus in more detail on the results of operations for the three and nine months ended September 30, 2023, the three months ended June
30, 2023, and the three and nine months ended September 30, 2022 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.
Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the nine months ended
(Dollars in millions, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pre-provision net revenue (a)	$304	$475	$406	$1,160	$875
Diluted earnings per common share	$0.23	$0.56	$0.45	$1.23	$1.08
Return on average assets (b)	0.68%	1.60%	1.29%	1.19%	1.00%
Return on average common equity (c)	6.28%	16.40%	13.85%	11.86%	10.97%
Return on average tangible common equity (a) (d)	7.95%	21.10%	18.23%	15.24%	14.44%
Net interest margin (e)	3.17%	3.38%	3.48%	3.47%	2.85%
Noninterest income to total revenue (f)	22.23%	38.80%	23.27%	27.88%	27.07%
Efficiency ratio (g)	60.96%	53.89%	54.29%	56.53%	62.83%
Allowance for loan and lease losses to total loans and leases	1.23%	1.20%	1.16%	1.23%	1.16%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.61%	0.16%	0.08%	0.30%	0.08%
Total period-end equity to period-end assets	10.65%	10.53%	10.32%	10.65%	10.32%
Tangible common equity to tangible assets (a)	7.76%	7.71%	6.64%	7.76%	6.64%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.45
Book value per common share	$14.28	$14.58	$12.99	$14.28	$12.99
Tangible book value per common share (a)	$11.22	$11.50	$9.72	$11.22	$9.72
Common equity Tier 1	11.12%	11.08%	9.94%	11.12%	9.94%
Market capitalization	$6,157	$6,296	$12,291	$6,157	$12,291
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
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

77	3Q23 FORM 10-Q REPORT

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
The following tables present the major components of net interest income and net interest margin:

78	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	September 30, 2023			June 30, 2023			September 30, 2022
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,041	$779	6.58%	$46,051	$727	6.34%	$44,046	$496	4.47%
Consumer loans	14,391	165	4.55	13,873	153	4.39	12,497	124	3.94
Total loans and leases	61,432	944	6.10	59,924	880	5.89	56,543	620	4.35
Loans held for sale	782	15	7.88	731	14	7.58	761	9	4.91
Investment securities	9,811	63	2.54	10,192	63	2.49	10,315	55	2.14
Trading securities	1,099	19	7.03	1,110	19	6.67	1,342	15	4.54
Federal funds sold	23	—	5.87	41	1	5.58	259	1	2.28
Securities purchased under agreements to resell	292	4	5.00	238	2	4.73	402	2	1.89
Interest-bearing deposits with banks	2,867	39	5.34	3,110	40	5.13	6,341	35	2.15
Total earning assets / Total interest income	$76,306	$1,084	5.64%	$75,346	$1,019	5.42%	$75,963	$737	3.86%
Cash and due from banks	997			1,024			1,246
Goodwill and other intangible assets, net	1,714			1,726			1,767
Premises and equipment, net	592			598			629
Allowance for loan and lease losses	(766)			(728)			(639)
Other assets	4,377			4,338			3,585
Total assets	$83,220			$82,304			$82,551

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$24,963	$219	3.48%	$21,542	$141	2.63%	$23,569	$19	0.31%
Other interest-bearing deposits	15,329	102	2.64	14,719	75	2.06	15,103	21	0.56
Time deposits	8,087	88	4.35	5,520	49	3.56	2,759	3	0.50
Total interest-bearing deposits	48,379	409	3.36	41,781	265	2.55	41,431	43	0.41
Federal funds purchased	285	4	5.42	330	4	5.15	596	3	2.28
Securities sold under agreements to repurchase	1,685	17	4.05	1,304	11	3.39	877	2	0.82
Trading liabilities	276	3	4.20	216	2	3.82	372	3	3.03
Other short-term borrowings	1,790	25	5.42	6,365	84	5.25	238	2	2.22
Term borrowings	1,161	17	5.82	1,428	19	5.21	1,598	18	4.57
Total interest-bearing liabilities / Total interest expense	$53,576	$475	3.52%	$51,424	$385	3.00%	$45,112	$71	0.63%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	18,144			19,664			26,701
Other liabilities	2,522			2,187			2,069
Total liabilities	74,242			73,275			73,882

Shareholders' equity	8,683			8,734			8,374
Noncontrolling interest	295			295			295
Total shareholders' equity	8,978			9,029			8,669
Total liabilities and shareholders' equity	$83,220			$82,304			$82,551

Net earnings assets / Net interest income (TE) / Net interest spread	$22,730	$609	2.12%	$23,922	$634	2.42%	$30,851	$666	3.23%
Taxable equivalent adjustment		(4)	1.05		(4)	0.96		(4)	0.25
Net interest income / Net interest margin (a)		$605	3.17%		$630	3.38%		$662	3.48%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

79	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Third Quarter 2023 versus Second Quarter 2023
Net interest income of $605 million in third quarter 2023 decreased $25 million from second quarter 2023 and the net interest margin declined 21 basis points to 3.17%. The benefit of higher rates and loan growth was more than offset by higher funding costs driven by customer deposit growth. Loan yield increased 21 basis points while the cost of interest-bearing deposits increased 81 basis points.
Average earning assets of $76.3 billion in third quarter 2023 increased $1.0 billion from second quarter 2023 largely due to a $1.5 billion increase in average loans and leases partially offset by a $381 million decrease in average investment securities and a $243 million decrease in average interest-bearing deposits with banks. Average interest-bearing liabilities increased $2.2 billion largely reflecting a $6.6 billion increase in interest-bearing deposits partially offset by a $4.6 billion decrease in other short-term borrowings.
Third Quarter 2023 versus Third Quarter 2022
Net interest income decreased $57 million from third quarter 2022 largely as a result of higher funding costs which more than offset higher yields on earning assets.
Third quarter 2023 net interest margin decreased 31 basis points from 3.48% in third quarter 2022, driven by the impact of higher funding costs partially offset by higher yields on earning assets. Funding costs increased 289 basis points while yields on earning assets increased 178 basis points.
Average earning assets increased $343 million from third quarter 2022 largely driven by a $4.9 billion increase in loans and leases offset by a $3.5 billion decrease in average interest-bearing deposits with banks and a $504 million decrease in investment securities. Average interest-bearing liabilities increased $8.5 billion largely driven by a $6.9 billion increase in interest-bearing deposits.

80	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$45,988	$2,174	6.33%	$43,366	$1,217	3.75%
Consumer loans	13,834	459	4.40	12,043	344	3.80
Total loans and leases	59,822	2,633	5.88	55,409	1,561	3.76
Loans held for sale	704	40	7.54	980	30	4.01
Investment securities	10,087	188	2.49	9,923	139	1.87
Trading securities	1,164	58	6.62	1,481	39	3.52
Federal funds sold	37	2	5.48	190	1	1.52
Securities purchased under agreements to resell	291	10	4.63	567	2	0.61
Interest-bearing deposits with banks	2,486	95	5.11	10,713	63	0.79
Total earning assets / Total interest income	$74,591	$3,026	5.42%	$79,263	$1,835	3.09%
Cash and due from banks	1,019			1,251
Goodwill and other intangible assets, net	1,726			1,786
Premises and equipment, net	599			643
Allowance for loan and lease losses	(729)			(639)
Other assets	4,265			3,495
Total assets	$81,471			$85,799

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$22,788	$456	2.68%	$24,903	$27	0.14%
Other interest-bearing deposits	14,948	236	2.11	15,972	34	0.28
Time deposits	5,665	153	3.63	3,046	11	0.51
Total interest-bearing deposits	43,401	845	2.60	43,921	72	0.22
Federal funds purchased	358	13	5.01	737	5	0.96
Securities sold under agreements to repurchase	1,348	35	3.47	882	3	0.40
Trading liabilities	272	8	3.96	523	9	2.32
Other short-term borrowings	3,446	134	5.19	185	2	1.29
Term borrowings	1,395	56	5.30	1,595	53	4.41
Total interest-bearing liabilities / Total interest expense	$50,220	$1,091	2.90%	$47,843	$144	0.40%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	20,012			27,468
Other liabilities	2,334			1,854
Total liabilities	72,566			77,165

Shareholders' equity	8,610			8,339
Noncontrolling interest	295			295
Total shareholders' equity	8,905			8,634
Total liabilities and shareholders' equity	$81,471			$85,799

Net earnings assets / Net interest income (TE) / Net interest spread	$24,371	$1,935	2.52%	$31,420	$1,691	2.69%
Taxable equivalent adjustment		(12)	0.95		(8)	0.16
Net interest income / Net interest margin (a)		$1,923	3.47%		$1,683	2.85%
(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

81	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the nine months ended September 30, 2023, net interest income of $1.9 billion increased $240 million from the same period one year ago largely driven by higher earning asset yields, loan growth, and higher investment portfolio balances partially offset by higher funding costs.
Total average earning assets decreased $4.7 billion in the first nine months of 2023 largely due to lower levels of interest-bearing cash offset by loan growth.
The year-to-date net interest margin of 3.47% increased 62 basis points compared to 2.85% for the same period of 2022 as the benefit of higher earning asset yields and lower excess cash balances were partially offset by an increase in funding costs. Earning asset yields increased 233 basis points and the cost of interest-bearing liabilities increased 250 basis points.
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
Provision for credit losses increased to $110 million for the third quarter 2023 compared to $50 million for the second quarter 2023, largely driven by a credit loss on a single relationship and the impact of loan growth. The third quarter 2023 provision increased $50 million compared to third quarter 2022 and the year-to-date provision increased $160 million compared to the same period one year ago, largely from loan growth, an evolving macroeconomic outlook, and a credit loss on a single relationship.
For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table I.2.4
NONINTEREST INCOME

	Three Months Ended			3Q23 vs. 2Q23		3Q23 vs. 3Q22
(Dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2022	$ Change	% Change	$ Change	% Change
Noninterest income:
Deposit transactions and cash management	$46	$45	$43	$1	2%	$3	7%
Fixed income	28	30	46	(2)	(7)	(18)	(39)
Brokerage, management fees and commissions	21	22	23	(1)	(5)	(2)	(9)
Card and digital banking fees	20	21	21	(1)	(5)	(1)	(5)
Other service charges and fees	14	14	13	—	—	1	8
Trust services and investment management	12	12	11	—	—	1	9
Mortgage banking and title income	7	6	9	1	17	(2)	(22)
Deferred compensation income	—	8	(3)	(8)	(100)	3	100
Gain on merger termination	—	225	—	(225)	(100)	—	—
Securities gains (losses), net	—	—	12	—	—	(12)	(100)
Other income	25	17	38	8	47	(13)	(34)
Total noninterest income	$173	$400	$213	$(227)	(57)%	$(40)	(19)%

82	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Third Quarter 2023 versus Second Quarter 2023
Noninterest income of $173 million decreased $227 million, or 57%, from second quarter 2023, primarily as a result of the $225 million gain resulting from the TD merger termination that was recognized in the second quarter.
Fixed income of $28 million decreased $2 million from the prior quarter. Fixed income average daily revenue of $301 thousand decreased from $348 thousand in second quarter 2023, a decrease of 14%, reflecting continued challenging market conditions.
Mortgage banking and title income of $7 million increased $1 million driven by higher origination volume resulting from a pricing strategy to shift production into the secondary market.
Deferred compensation income of less than $1 million decreased $8 million reflecting fluctuations in equity market valuations relative to the prior quarter. This decrease is largely offset in noninterest expense.
Other income increased $8 million largely driven by an increase in FHLB dividends.
Third Quarter 2023 versus Third Quarter 2022
Noninterest income for third quarter 2023 decreased $40 million, or 19%, compared to third quarter 2022, primarily driven by lower fixed income, lower securities gains and the impact of the $21 million gain on sale of FHN's title business in third quarter 2022.
Fixed income of $28 million decreased $18 million from third quarter 2022, largely reflecting less favorable market conditions.

Table I.2.5
NONINTEREST INCOME

	Nine Months Ended
(Dollars in millions)	September 30, 2023	September 30, 2022	$ Change	% Change
Noninterest income:
Deposit transactions and cash management	$133	$129	$4	3%
Fixed income	97	170	(73)	(43)
Brokerage, management fees and commissions	66	71	(5)	(7)
Card and digital banking fees	61	64	(3)	(5)
Other service charges and fees	41	41	—	—
Trust services and investment management	35	36	(1)	(3)
Mortgage banking and title income	18	65	(47)	(72)
Deferred compensation income	11	(24)	35	146
Gain on merger termination	225	—	225	100
Securities gains (losses), net	1	18	(17)	(94)
Other income	57	72	(15)	(21)
Total noninterest income	$745	$642	$103	16%

For the nine months ended September 30, 2023, noninterest income of $745 million increased $103 million, or 16%, compared to the same period in 2022, primarily from the gain on merger termination, partially offset by lower fixed income and mortgage banking and title income.
Fixed income of $97 million decreased $73 million compared to the nine months ended September 30, 2022. Fixed income product revenue decreased $65 million largely driven by less favorable market conditions and revenue from other products decreased $8 million primarily driven by lower fees from loan and derivative sales.
Mortgage banking and title income of $18 million decreased $47 million driven by lower origination volume given the impact of higher long-term rates.
Deferred compensation income increased $35 million for the year-to-date period of 2023 reflecting fluctuations in equity market valuations relative to the prior year. This increase is largely offset in noninterest expense.

83	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			3Q23 vs. 2Q23		3Q23 vs. 3Q22
(Dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2022	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$266	$285	$275	$(19)	(7)%	$(9)	(3)%
Net occupancy expense	30	30	32	—	—	(2)	(6)
Computer software	26	28	28	(2)	(7)	(2)	(7)
Operations services	21	22	22	(1)	(5)	(1)	(5)
Advertising and public relations	16	17	12	(1)	(6)	4	33
Deposit insurance expense	14	13	8	1	8	6	75
Legal and professional fees	13	12	10	1	8	3	30
Contract employment and outsourcing	12	12	12	—	—	—	—
Amortization of intangible assets	12	12	13	—	—	(1)	(8)
Equipment expense	11	10	11	1	10	—	—
Communications and delivery	8	9	10	(1)	(11)	(2)	(20)
Contributions	3	53	3	(50)	(94)	—	—
Other expense	42	52	33	(10)	(19)	9	27
Total noninterest expense	$474	$555	$469	$(81)	(15)%	$5	1%

Third Quarter 2023 versus Second Quarter 2023
Noninterest expense of $474 million decreased $81 million, or 15%, compared with second quarter 2023, largely driven by a $50 million contribution made to the First Horizon Foundation in the second quarter. Personnel expense decreased $19 million largely reflecting lower incentive-based compensation and deferred compensation expense. Other expense decreased $10 million, primarily from derivative valuation adjustments related to prior Visa Class-B share sales recognized in the second quarter. There were no merger and integration expenses in third quarter 2023 compared to $30 million in second quarter 2023.
Third Quarter 2023 versus Third Quarter 2022
Noninterest expense of $474 million increased $5 million, or 1%, from third quarter 2022. Personnel expense decreased $9 million largely attributable to lower incentive-based compensation. Deposit insurance expense increased $6 million largely due to an increase in the FDIC initial base deposit insurance assessment rate that went into effect in first quarter 2023 for all insured depository institutions. The $4 million increase in advertising and public relations expense was partially attributable to deposit campaigns and brand awareness initiatives. There were no merger and integration expenses in third quarter 2023 compared to $24 million in third quarter 2022.

84	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.7
NONINTEREST EXPENSE

	Nine Months Ended
(Dollars in millions)	September 30, 2023	September 30, 2022	$ Change	% Change
Noninterest expense:
Personnel expense	$821	$820	$1	—%
Net occupancy expense	92	96	(4)	(4)
Computer software	82	85	(3)	(4)
Operations services	65	65	—	—
Advertising and public relations	47	34	13	38
Deposit insurance expense	40	23	17	74
Legal and professional fees	33	50	(17)	(34)
Contract employment and outsourcing	36	43	(7)	(16)
Amortization of intangible assets	36	39	(3)	(8)
Equipment expense	32	34	(2)	(6)
Communications and delivery	27	28	(1)	(4)
Contributions	60	5	55	NM
Other expense	137	128	9	7
Total noninterest expense	$1,508	$1,450	$58	4%

NM - Not meaningful

For the nine months ended September 30, 2023, noninterest expense increased $58 million, or 4%, largely attributable to the $50 million contribution made to the First Horizon Foundation in the second quarter 2023.
Personnel expense of $821 million increased $1 million reflecting higher deferred compensation expense partially offset by lower incentive-based compensation expense.
Deposit insurance expense of $40 million increased $17 million largely due to an increase in the FDIC initial base deposit insurance assessment rate that went into effect in first quarter 2023 for all insured depository institutions.
Advertising and public relations expense increased $13 million partially attributable to deposit campaign and brand awareness initiatives.
Legal and professional fees decreased $17 million largely attributable to lower merger and integration related expense.
Total merger and integration related expense was $51 million for the first nine months of 2023 compared to $99 million for the same period of 2022.
Income Taxes
FHN recorded income tax expense of $52 million in third quarter 2023 compared to $96 million in second quarter 2023 and $78 million in third quarter 2022. For the nine months ended September 30, 2023 and 2022, FHN recorded income tax expense of $223 million and $183 million, respectively.
The effective tax rate was approximately 26.7%, 22.6%, and 22.6% for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022, respectively. The effective tax rate was approximately 23.5% and 22.2% for the nine months ended September 30, 2023 and 2022, respectively.
FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and tax credits and other tax benefits from tax credit investments. The effective rate is unfavorably affected by the non-deductible portions of: FDIC premium, executive compensation and merger expenses. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations. For the three months ended September 30, 2023, FHN recognized $13 million of net unfavorable discrete items primarily attributable to the termination of BOLI policies offset by merger-related deductions. For the nine months ended September 30, 2023, FHN recognized $69 million of net unfavorable

85	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

discrete items primarily related to the gain on merger termination.
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of September 30, 2023, FHN’s gross DTA and gross DTL were $833 million and $473 million, respectively, resulting in a net DTA of $360 million at September 30, 2023, compared with a net DTA of $313 million at December 31, 2022.
As of September 30, 2023, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $32 million and $2 million, respectively, which will expire at various dates.
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
Regional Banking
The Regional Banking segment generated pre-tax income of $270 million for third quarter 2023, a decrease of $86 million compared to second quarter 2023, largely driven by a decrease in net interest income and higher provision for credit losses. Net interest income of $583 million decreased $29 million as the benefit of higher rates and loan growth was more than offset by higher funding costs driven by customer deposit growth. The provision for credit losses of $104 million increased $61 million largely as a result of a credit loss on a single relationship and the impact of loan growth. Noninterest income increased $1 million and noninterest expense decreased $3 million compared to second quarter 2023.
Pre-tax income for third quarter 2023 decreased $12 million compared to $282 million for third quarter 2022. Net interest income increased $65 million from third quarter 2022 driven by higher earning asset yields and loan growth partially offset by higher funding costs. The provision for credit losses increased $61 million largely as a result of a credit loss on a single relationship and the impact of loan growth. Noninterest expense increased $15 million compared to third quarter 2022 largely due to higher personnel expense. Results also reflect a $1 million decrease in noninterest income compared to third quarter 2022.
Pre-tax income of $957 million for the nine months ended September 30, 2023 increased $180 million compared to the same period of 2022, largely from a $359 million increase in revenue driven by higher net interest income. The increase in revenue was partially offset by a $125 million increase in provision for credit losses and a $54 million increase in noninterest expense. The increase in the provision for credit losses largely reflected a credit loss on a single relationship and the impact of loan growth.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $86 million for third quarter 2023 increased $7 million compared to second quarter 2023, driven by a $4 million increase in revenue and a $4 million decrease in provision for credit losses, offset by a $1 million increase in noninterest expense.
Fixed income of $28 million decreased $3 million, driven by continuing challenging market conditions. Mortgage banking and title income of $7 million increased $1 million driven by higher origination volume resulting from a pricing strategy to shift production into the secondary market.
Pre-tax income in the Specialty Banking segment increased $6 million compared to third quarter 2022 driven by lower provision for credit losses of $11 million and lower noninterest expense of $16 million, partially offset by lower revenue of $21 million. The decline in revenue was primarily attributable to lower fixed income and mortgage banking and title income. The decline in noninterest expense was largely driven by lower incentive-based compensation expense tied to the decline in fixed income and mortgage banking and title income.
Pre-tax income of $241 million for the nine months ended September 30, 2023 decreased $99 million from the same period of 2022 largely reflecting a $118 million decrease in noninterest income tied to lower fixed income and mortgage banking and title income and a $33 million decrease in net interest income. The decline in revenue was partially offset by an $82 million decline in noninterest expense, largely from lower personnel expense.
Corporate
Pre-tax loss for the Corporate segment was $162 million for third quarter 2023 compared to $10 million for second quarter 2023, largely reflecting a $226 million decrease in

86	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

noninterest income offset by a $79 million decrease in noninterest expense. The decrease in noninterest income was largely driven by the $225 million gain on the TD merger termination recognized in the second quarter. The decline in noninterest expense was largely attributable to a $50 million contribution to the First Horizon Foundation and $15 million in derivative valuation adjustments from prior Visa Class-B share sales in the second quarter, and lower personnel expense. There were no merger and integration expenses in third quarter 2023 compared to $30 million in the prior quarter. Results for third quarter 2023 also reflect $10 million in restructuring costs.
Pre-tax loss in the Corporate segment was $162 million compared to $16 million for third quarter 2022, largely reflecting a $119 million decline in net interest income tied to the impact of funds transfer pricing. Noninterest income decreased $21 million compared to the third quarter 2022, largely reflecting $21 million in gain on sale of the title business in 2022 and lower securities gains partially offset by higher FHLB dividends. There were no merger and integration expenses in third quarter 2023 compared to $24 million in third quarter 2022.
Pre-tax loss was $248 million for the nine months ended September 30, 2023 compared to $292 million for the same period of 2022. Net interest income declined $98 million reflecting the impact of funds transfer pricing. Noninterest income increased $233 million, largely driven by the $225 million gain on merger termination. Noninterest expense increased $86 million, largely driven by a $50 million contribution to the First Horizon Foundation, higher personnel expense, and higher FDIC deposit insurance expense partially offset by lower legal and professional fees. Merger and integration expense of $51 million decreased $48 million when comparing the periods.
Analysis of Financial Condition

Total period-end assets were $82.5 billion as of September 30, 2023 compared to $79.0 billion at December 31, 2022. The increase in total assets during 2023 was largely driven by a $3.7 billion increase in loans and leases.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases of $61.8 billion as of September 30, 2023 increased $3.7 billion, or 6%, compared to December 31, 2022. Year-to-date loan growth included a $2.3 billion increase in commercial loans and leases primarily from C&I loan growth and a $1.4 billion increase in consumer loans primarily from consumer real estate loan growth.
The following table provides detail regarding FHN's loans and leases as of September 30, 2023 and December 31, 2022.

Table I.2.8
LOANS & LEASES

	As of September 30, 2023		As of December 31, 2022
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$33,163	54%	$31,781	55%	4%
Commercial real estate	14,121	23	13,228	23	7
Total commercial	47,284	77	45,009	78	5
Consumer:
Consumer real estate	13,685	22	12,253	21	12
Credit card and other	809	1	840	1	(4)
Total consumer	14,494	23	13,093	22	11
Total loans and leases	$61,778	100%	$58,102	100%	6%

(a)Includes equipment financing loans and leases.

87	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As the Federal Reserve has increased rates and reduced liquidity in the banking system, credit conditions have tightened, resulting in the widening of spreads. Fair values within the loan and lease portfolio declined from the prior quarter, largely driven by the impact to discount rates of wider credit spreads and a higher rate curve on recent loan production, which are used to value the entire portfolio. Though this increases the discount on the loan portfolio, higher rates and widening credit spreads should provide a significant benefit to overall future profitability.

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
On September 30, 2023 and December 31, 2022, loans HFS were $613 million and $590 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $3 million at both September 30, 2023 and December 31, 2022.
Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans (22% and 21% of total loans at September 30, 2023 and December 31, 2022, respectively). Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2022 in the Asset Quality Section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2023 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2022.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan portfolio, comprising 54% and 55% of total loans as of September 30, 2023 and December 31, 2022, respectively. The C&I portfolio increased $1.4 billion to $33.2 billion as of September 30, 2023 compared to December 31, 2022 and is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2022 was driven by growth in the real estate rental & leasing portfolio as well as diversified growth across multiple other industries. The largest geographical concentrations of balances in the C&I portfolio as of September 30, 2023 were in Tennessee (21%), Florida (13%), Texas (11%), North Carolina (7%), Louisiana (7%), California (5%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2023, and December 31, 2022. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

88	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$4,192	13%	$4,120	13%
Real estate rental and leasing (a)	3,785	11	3,277	10
Health care and social assistance	2,664	8	2,657	8
Manufacturing	2,358	7	2,206	7
Accommodation and food service	2,319	7	2,238	7
Loans to mortgage companies	2,237	7	2,258	7
Wholesale trade	2,200	7	2,212	7
Retail trade	1,868	6	1,835	6
Transportation and warehousing	1,568	5	1,432	4
Energy	1,355	4	1,364	4
Other (professional, construction, education, etc.) (b)	8,617	25	8,182	27
Total C&I loan portfolio	$33,163	100%	$31,781	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of September 30, 2023.

Industry Concentrations
Loan concentrations exist when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 20% of FHN’s C&I loan portfolio as of both September 30, 2023 and December 31, 2022, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate rental and leasing industry were 11% and 10% of FHN's C&I portfolio as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 7% of the C&I portfolio as of both September 30, 2023 and December 31, 2022. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors and generally fluctuates with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise; in 2023, rates rose. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In third quarter 2023, 84% of the loan originations were home purchases and 16% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 13% of the C&I portfolio as of both September 30, 2023 and
December 31, 2022, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2023, asset-based lending to consumer finance companies represented approximately $2.0 billion of the finance and insurance component.
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
As of September 30, 2023 and December 31, 2022, the C&I portfolio included PPP loans of $35 million and $76 million, respectively, which are fully government guaranteed with the SBA. Due to the government guarantee and forgiveness provisions, PPP loans are considered to have no credit risk and do not affect the amount of provision and ALLL recorded. As a result, no ALLL is recorded for PPP loans as of September 30, 2023, and FHN has assigned a risk weight of zero to PPP loans for regulatory capital purposes.
FHN continues to work with its clients that have applied for and received PPP loan forgiveness.

89	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Commercial Real Estate
The CRE portfolio totaled $14.1 billion as of September 30, 2023 and $13.2 billion as of December 31, 2022. The CRE portfolio reflects financings for both commercial construction and nonconstruction loans. The largest geographical concentrations of CRE loan balances as of September 30, 2023 were in Florida (27%), Texas (13%), North Carolina (12%), Georgia (10%), Tennessee (9%), and
Louisiana (9%). No other state represented more than 5% of the portfolio. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate. Subcategories of the CRE portfolio consist of multi-family (30%), office (20%), retail (17%), industrial (17%), hospitality (11%), land/land development (2%), and other (3%).
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $13.7 billion and $12.3 billion as of September 30, 2023 and December 31, 2022, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of September 30, 2023 were in Florida (29%), Tennessee (22%), Texas (11%), Louisiana (8%), North Carolina (7%), New York (5%) and Georgia (5%). No other state represented more than 5% of the portfolio.
As of September 30, 2023, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759 and the refreshed FICO scores averaged 756 as of September 30, 2023, no significant change from FICO scores of 757 and 754, respectively, as of December 31, 2022. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of September 30, 2023 and December 31, 2022, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $38 million and $42 million, respectively.
HELOCs comprised $2.2 billion and $2.0 billion of the consumer real estate portfolio as of September 30, 2023 and December 31, 2022, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2023, approximately 94% of FHN's HELOCs were in the draw period compared to 92% at December 31, 2022. It is expected that $564 million, or 27%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.10
HELOC DRAW TO REPAYMENT SCHEDULE

	September 30, 2023		December 31, 2022
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$31	2%	$31	2%
13-24	81	4	40	2
25-36	104	5	109	6
37-48	154	7	135	7
49-60	194	9	204	11
>60	1,557	73	1,356	72
Total	$2,121	100%	$1,875	100%

90	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Credit Card and Other
The credit card and other portfolio, which is primarily within the Regional Banking segment, totaled $809 million as of September 30, 2023 and $840 million as of December 31, 2022. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $31 million decrease was driven by net repayments in credit cards and other installment loans, partially offset by an increase in consumer construction loans.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and "Critical Accounting Policies and Estimates" and Note 4 in FHN's 2022 Form 10-K.
The ALLL increased to $760 million as of September 30, 2023 from $685 million as of December 31, 2022. The increase in the ALLL balance as of September 30, 2023 reflects the impact of loan growth and an evolving macroeconomic outlook. The ALLL to total loans and leases ratio increased 5 basis points to 1.23% compared to 1.18% as of December 31, 2022. The ACL to total loans and leases ratio increased to 1.36% as of September 30, 2023 from 1.33% as of December 31, 2022.

Consolidated Net Charge-offs
Net charge-offs in third quarter 2023 were $95 million, or an annualized 61 basis points of total loans and leases, compared to net charge-offs of $12 million, or 8 basis points of total loans and leases, in third quarter 2022. The
$83 million increase in net charge-offs was primarily driven by a large C&I charge-off related to one client relationship.
Table I.2.11
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Allowance for loan and lease losses
C&I	$335	$308	$295
CRE	169	146	148
Consumer real estate	228	200	193
Credit card and other	28	31	28
Total allowance for loan and lease losses	$760	$685	$664

Reserve for remaining unfunded commitments
C&I	$49	$55	$58
CRE	21	22	19
Consumer real estate	12	10	11
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$82	$87	$88

Allowance for credit losses
C&I	$384	$363	$353
CRE	190	168	167
Consumer real estate	240	210	204
Credit card and other	28	31	28
Total allowance for credit losses	$842	$772	$752

Period-end loans and leases
C&I	$33,163	$31,781	$31,620
CRE	14,121	13,228	13,021
Consumer real estate	13,685	12,253	11,864
Credit card and other	809	840	849
Total period-end loans and leases	$61,778	$58,102	$57,354

91	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

ALLL / loans and leases %
C&I	1.01%	0.97%	0.93%
CRE	1.19	1.10	1.14
Consumer real estate	1.67	1.63	1.63
Credit card and other	3.48	3.72	3.32
Total ALLL / loans and leases %	1.23%	1.18%	1.16%

ACL / loans and leases %
C&I	1.16%	1.14%	1.11%
CRE	1.35	1.27	1.28
Consumer real estate	1.75	1.71	1.72
Credit card and other	3.48	3.72	3.32
Total ACL / loans and leases %	1.36%	1.33%	1.31%

Quarter-to-date net charge-offs (recoveries)
C&I	$86	$21	$11
CRE	4	—	1
Consumer real estate	(1)	(1)	(5)
Credit card and other	6	6	5
Total net charge-offs (recoveries)	$95	$26	$12

Average loans and leases
C&I	$33,042	$31,562	$31,120
CRE	13,999	13,095	12,926
Consumer real estate	13,575	12,049	11,633
Credit card and other	816	858	864
Total average loans and leases	$61,432	$57,564	$56,543

Charge-off % (annualized)
C&I	1.04%	0.27%	0.14%
CRE	0.12	—	0.01
Consumer real estate	(0.05)	(0.05)	(0.17)
Credit card and other	2.77	2.76	2.46
Total charge-off %	0.61%	0.18%	0.08%

ALLL / annualized net charge-offs
C&I	98%	365%	676%
CRE	978	NM	6,931
Consumer real estate	NM	NM	NM
Credit card and other	125	132	133
Total ALLL / net charge-offs	202%	675%	1,428%

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

92	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and OREO (excluding OREO from government insured mortgages).
Total NPAs (including NPLs HFS) increased to $401 million as of September 30, 2023 from $327 million as of
December 31, 2022, largely driven by commercial real estate loans. The nonperforming loans and leases ratio increased 10 basis points to 0.64% as of September 30, 2023 compared to year-end.

Table I.2.12
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	September 30, 2023	December 31, 2022
C&I	$123	$153
CRE	125	9
Consumer real estate	144	152
Credit card and other	2	2
Total nonperforming loans and leases (a)	$394	$316

Nonperforming loans held for sale (a)	$3	$8
Foreclosed real estate and other assets (b)	4	3
Total nonperforming assets (a) (b)	$401	$327

Nonperforming loans and leases to total loans and leases
C&I	0.37%	0.48%
CRE	0.88	0.07
Consumer real estate	1.06	1.24
Credit card and other	0.26	0.27
Total NPL %	0.64%	0.54%

ALLL / NPLs
C&I	273%	202%
CRE	135	1,554
Consumer real estate	158	131
Credit card and other	1,364	1,364
Total ALLL / NPLs	193%	217%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes government-insured foreclosed real estate. Balances were insignificant as of both September 30, 2023 and December 31, 2022.

93	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.13
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	September 30, 2023	December 31, 2022
Regional Banking	$287	$227
Specialty Banking	97	60
Corporate	10	29
Consolidated	$394	$316
Foreclosed real estate (c)
Regional Banking	$1	$—
Specialty Banking	2	2
Corporate	1	1
Consolidated	$4	$3
Nonperforming Assets (a) (b) (c)
Regional Banking	$288	$227
Specialty Banking	99	62
Corporate	11	30
Consolidated	$398	$319
Nonperforming loans and leases to loans and leases
Regional Banking	0.65%	0.54%
Specialty Banking	0.57	0.37
Corporate	2.13	6.28
Consolidated	0.64%	0.54%
NPA % (d)
Regional Banking	0.65%	0.55%
Specialty Banking	0.58	0.39
Corporate	2.27	6.54
Consolidated	0.64%	0.55%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government insured mortgages. Balances were insignificant for both September 30, 2023 and December 31, 2022.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $17 million as of September 30, 2023 compared to $33 million as of December 31, 2022. Loans 30 to 89 days past due and still accruing decreased to $75 million as of September 30, 2023 compared to $105 million as of December 31, 2022, largely driven by a decrease of $22 million in C&I loans and a decrease of $7 million in CRE loans.

94	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.14
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	September 30, 2023	December 31, 2022
C&I	$31	$61
CRE	4	11
Consumer real estate	49	55
Credit card and other	8	11
Total accruing loans and leases 30+ days past due	$92	$138

Accruing loans and leases 30+ days past due %
C&I	0.09%	0.19%
CRE	0.03	0.08
Consumer real estate	0.36	0.44
Credit card and other	0.95	1.28
Total accruing loans and leases 30+ days past due %	0.15%	0.24%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$3	$11
Consumer real Estate	11	18
Credit card and other	3	4
Total accruing loans and leases 90+ days past due	$17	$33

Loans held for sale
30 to 89 days past due	$8	$10
30 to 89 days past due - guaranteed portion (d)	4	7
90+ days past due	10	16
90+ days past due - guaranteed portion (d)	5	6
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $655 million on September 30, 2023 and $492 million on December 31, 2022. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

95	3Q23 FORM 10-Q REPORT

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
Investment securities were $9.4 billion and $10.2 billion on September 30, 2023 and December 31, 2022, representing 11% and 13% of total assets, respectively. See Note 2 - Investment Securities for more information about the securities portfolio.
Deposits
Total deposits of $67.0 billion as of September 30, 2023 increased $3.5 billion from December 31, 2022 as a result of a $9.2 billion increase in interest-bearing deposits offset by a $5.6 billion decrease in noninterest-bearing deposits.

96	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposit growth in the first nine months of 2023 reflects the impact of FHN's deposit marketing campaigns launched in the second quarter. Promotional rates associated with these offerings moderated somewhat toward the end of the third quarter, but overall were higher than prior periods contributing to an increase in funding costs. The rate guarantees on money market deposits in the campaign are short-term and will reprice in the back half of the fourth quarter. FHN continues to focus on building and deepening relationships to retain new clients from its promotional campaigns.
FHN continues to maintain a well-diversified and stable funding mix across its footprint:
•At September 30, 2023, commercial deposits were $37.3 billion, or 56% of total deposits, consumer deposits were $29.7 billion, or 44% of total deposits.
•At September 30, 2023, 37% of deposits were associated with Tennessee, 19% with Florida,
12% with Louisiana, and 12% with North Carolina, with no other state above 10%.
•Total estimated uninsured deposits were $26.2 billion and $30.3 billion as of September 30, 2023 and December 31, 2022, representing 39% and 48% of total deposits, respectively.
•Of the uninsured deposits at September 30, 2023, $4.8 billion, or 7% of total deposits, were collateralized.
See Table I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.
The following table summarizes the major components of deposits as of September 30, 2023 and December 31, 2022.
Table I.2.15
DEPOSITS

	September 30, 2023		December 31, 2022
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$25,590	38%	$21,971	35%	$3,619	16%
Time deposits	7,783	12	2,887	4	4,896	170
Other interest-bearing deposits	15,817	23	15,165	24	652	4
Total interest-bearing deposits	49,190	73	40,023	63	9,167	23
Noninterest-bearing deposits	17,825	27	23,466	37	(5,641)	(24)
Total deposits	$67,015	100%	$63,489	100%	$3,526	6%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $2.9 billion as of September 30, 2023 compared to $2.8 billion as of December 31, 2022.
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

Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.2 billion as of September 30, 2023 compared to $1.6 billion at December 31, 2022. The decrease in term borrowings was attributable to the retirement of $450 million in senior notes in May 2023.

97	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. Total equity was $8.8 billion at September 30, 2023 and $8.5 billion at December 31, 2022. Significant changes included net income of $727 million offset by $273 million in common and preferred dividends.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table I.2.16
REGULATORY CAPITAL DATA

(Dollars in millions)	September 30, 2023	December 31, 2022
Shareholders’ equity	$8,498	$8,252
Modified CECL transitional amount (a)	57	85
FHN non-cumulative perpetual preferred stock	(520)	(1,014)
Common equity tier 1 before regulatory adjustments	$8,035	$7,323
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,627)	(1,658)
Net unrealized (gains) losses on securities available for sale	1,170	972
Net unrealized (gains) losses on pension and other postretirement plans	263	269
Net unrealized (gains) losses on cash flow hedges	149	126
Common equity tier 1	$7,990	$7,032
FHN non-cumulative perpetual preferred stock (b)	426	920
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,711	$8,247
Tier 2 capital	1,083	975
Total regulatory capital	$9,794	$9,222
Risk-Weighted Assets
First Horizon Corporation	$71,866	$69,163
First Horizon Bank	71,375	68,728
Average Assets for Leverage
First Horizon Corporation	83,219	79,583
First Horizon Bank	82,658	78,923
Table I.2.17
REGULATORY RATIOS & AMOUNTS

	September 30, 2023		December 31, 2022
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	11.12%	$7,990	10.17%	$7,032
First Horizon Bank	10.98	7,840	10.77	7,405
Tier 1
First Horizon Corporation	12.12	8,711	11.92	8,247
First Horizon Bank	11.40	8,135	11.20	7,700
Total
First Horizon Corporation	13.63	9,794	13.33	9,222
First Horizon Bank	12.71	9,074	12.41	8,532
Tier 1 Leverage
First Horizon Corporation	10.47	8,711	10.36	8,247
First Horizon Bank	9.84	8,135	9.76	7,700
Other Capital Ratios
Total period-end equity to period-end assets	10.65		10.83
Tangible common equity to tangible assets (c)	7.76		7.12
Adjusted tangible common equity to risk-weighted assets (c)	10.35		9.35

98	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For September 30, 2023 and December 31, 2022, 50% and 25%, respectively, of the full amount is phased out and not included in Common Equity Tier 1 capital.
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
As of September 30, 2023, each of FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
FHN and First Horizon Bank's risk-based regulatory capital ratios increased in third quarter 2023 relative to year-end 2022 primarily from the impact of net income less dividends during the first nine months of 2023. The increase in the Common Equity Tier 1 ratio for FHN was largely driven by the conversion of the Series G Preferred Stock to common stock.
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
As of September 30, 2023, $401 million in purchases had been made life-to-date under the 2021 program at an average price per share of $16.60, or $16.58 excluding commissions. The pendency of the TD Transaction resulted in no purchases under the 2021 program since the Transaction was announced in 2022. No additional purchases were made under this authority in 2023 before it expired.

99	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.18
COMMON STOCK PURCHASES—GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2023
July 1 to July 31	—	N/A	—	$598,646
August 1 to August 31	—	N/A	—	598,646
September 1 to September 30	—	N/A	—	598,646
Total	—	N/A	—

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
As of September 30, 2023, the maximum number of shares that may be purchased under the program was 21.8 million shares. Management currently does not anticipate purchasing a material number of shares under this authority during 2023.
Management does not expect the 2004 compensation plans program to be renewed or replaced with a formal program. After 2023, FHN will continue to make automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases no longer will be associated with an announced general purchase program.

Table I.2.19
COMMON STOCK PURCHASES—COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2023
July 1 to July 31	14	$11.52	14	21,758
August 1 to August 31	2	13.54	2	21,756
September 1 to September 30	1	12.49	1	21,755
Total	17	$11.79	17

100	3Q23 FORM 10-Q REPORT

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:
Table I.2.20
VaR & SVaR MEASURES

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023			As of September 30, 2023
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$3	$2	$3	$4	$2	$2
SVaR	7	7	6	6	7	3	7
10-day
VaR	7	8	4	8	11	4	5
SVaR	24	29	19	23	30	12	27

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022			As of September 30, 2022
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$3	$2	$2	$3	$2	$3
SVaR	5	6	4	5	7	4	5
10-day
VaR	9	10	8	7	11	3	10
SVaR	24	27	18	24	34	18	25

	Year Ended December 31, 2022			As of December 31, 2022
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$4	$2	$3
SVaR	5	7	4	6
10-day
VaR	8	11	3	10
SVaR	24	34	18	29

101	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.21
SCHEDULE OF RISKS INCLUDED IN VaR

	As of September 30, 2023		As of September 30, 2022		As of December 31, 2022
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$—	$1	$1	$3	$1	$3
Credit spread risk	2	3	1	1	1	2

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

102	3Q23 FORM 10-Q REPORT

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
Based on a static balance sheet as of September 30, 2023, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.22
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-100	(4.1)%
-50	(2.1)%
-25	(1.0)%
+25	+0.9%
+50	+1.7%
+100	+3.2%
+200	+4.4%
A steepening yield curve scenario, where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.4%. A flattening yield curve scenario, where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.5%. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
Short-term interest rates have reached their highest levels in 15 years, which coupled with market disruption from recent high profile bank failures, has increased competitive pressures on deposit costs.
The yield curve was inverted for much of the last half of 2022, which has continued during the first three quarters of 2023. The inverted yield curve indicates market expectations that short-term rates are likely to peak and then decline in future periods. Market participants are divided in their opinions regarding the timing and magnitude of further short-term rate increases or subsequent rate cuts. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see "Yield Curve" within "Market Uncertainties and Prospective Trends" below.
LIBOR & Reference Rate Reform
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
In December 2022, the Federal Reserve Board issued Regulation ZZ, its final rule to implement the Adjustable Interest Rate (LIBOR) Act.
FHN has complied with the terms of the LIBOR Act and Regulation ZZ and has amended substantially all of its contracts away from LIBOR as of June 30, 2023. For most financial products, the most common alternative reference rates have been SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that were subject to amendment or a transition by their terms.
Liquidity Risk Management
Among other things, ALCO is responsible for liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy of which the objective is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. After the banking crisis earlier in the year, ALCO and the Board examined the liquidity risk management framework and policies to ensure alignment with evolving regulatory expectations, industry best practices, and the company’s risk appetite. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels, and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.

103	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. Subject to market conditions and compliance with applicable regulatory requirements from time to time, funds are available from a number of sources, including the available-for-sale securities portfolio, dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, incremental borrowing capacity at the FHLB ($14.5 billion was available as of September 30, 2023), brokered deposits, loan sales, syndications, and access to the Federal Reserve Bank.
Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 92% as of both September 30, 2023 and December 31, 2022.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of September 30, 2023, FHN had outstanding $797 million in senior and subordinated unsecured debt and $520 million in non-cumulative perpetual preferred stock. As of September 30, 2023, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.3 billion as of October 1, 2023.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the TD Transaction. During the suspension period, dividend payments of FHN are not automatically reinvested in additional shares of FHN common stock and participants in the Plan are not able to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $110 million in both first and second quarter 2023 and $435 million in 2022. First Horizon Bank declared and paid preferred dividends in each quarter of 2023 and 2022. Additionally, First Horizon Bank declared preferred dividends in fourth quarter 2023, payable in January 2024.
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
FHN paid a cash dividend of $0.15 per common share on October 2, 2023. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on October 10, 2023 and $165 per Series C preferred share and $305 per Series D preferred share on November 1, 2023. In addition, in October 2023, the Board approved cash dividends per share in the following amounts:
Table I.2.23
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	12/15/2023	01/02/2024
Preferred Stock
Series B	$331.25	01/17/2024	02/01/2024
Series C	$165.00	01/17/2024	02/01/2024
Series E	$1,625.00	12/26/2023	01/10/2024
Series F	$1,175.00	12/26/2023	01/10/2024

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

104	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Repurchase and Foreclosure Liability
As discussed in Note 10 - Contingencies and Other Disclosures, FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization, and servicing businesses, is comprised of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $16 million as of both September 30, 2023 and December 31, 2022.

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
In addition to trends and events noted elsewhere in this MD&A, FHN believes the following trends and events are noteworthy at this time.

105	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Inflation, Recession, Banking, and Federal Reserve Policy
Economic Overview
The post-COVID economy in the U.S. has been marked by: strong inflation, which began in 2021, peaked in 2022, and has been abating in 2023; the Federal Reserve implementing a "tightening" policy in 2022 to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; low unemployment rates; moderate economic growth; and a profoundly inverted yield curve. Key aspects were:
•Although the U.S. economy flirted with recession in 2022, it did not officially enter one. In 2023 recession expectations have moderated significantly.
•The rise in short-term interest rates by the Federal Reserve in 2022 was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 4.65% a year later. Hikes since first quarter 2023 have been much more modest and less frequent.
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. now is well below 2022's levels. However, inflation remains high in relation to the decade preceding the COVID-19 pandemic, and in relation to the Federal Reserve's stated long-term goal of 2%.
•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) has been both very deep and unusually sustained, with the current inversion having begun in the summer of 2022.
•Yield curve inversion moderated in third quarter 2023 as long-term rates started to climb. Inversion continued into the fourth quarter, however.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and in 2023. All but one of the raises in 2022 were 75 and 50 basis points each—aggressive by historical standards—while the 2023 raises were the more-typical 25 basis points each. The Federal Reserve has expressed its intent to bring inflation under control even at the risk of creating or deepening an economic recession. Recently the Federal Reserve has indicated that future decisions to raise rates further, or to hold them steady, cannot be forecast. FHN expects future decisions will be heavily impacted by economic data, especially inflation-rate and -trend data, available at each decision point.
FHN cannot predict exactly when or how much short-term rates will be further raised, when raises will halt entirely, how market-driven long-term rates will behave, nor how those actions may affect financial markets, during the rest of 2023 and early 2024.
Yield Curve
Unusual yield curve effects, including inversion, are common when monetary policy changes. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion has been sustained for the last half of 2022 and all of the first three quarters of 2023, an unusually long period. The degree of inversion has varied, but generally has been much deeper than is typical. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession, but recession has not yet occurred.
The most recent period with deep and longer-lasting inversion was over 40 years ago. That 4-5 year period was marked by stagflation (low economic growth coupled with high inflation), followed by extremely robust interest rate hikes and a strong recession.
Yield curve flattening and inversion generally reduces the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduces FHN's revenues from bond trading. These impacts have occurred and are continuing during the current inversion. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors of FHN's Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy expanded in each of the most recent four quarters.
Recession expectations in the U.S. were high in 2022 and first quarter 2023. They moderated significantly after that. Currently recession expectations generally are mixed and mild, with some expecting no recession and others expecting only a moderate one sometime in 2024. However, prompted by the persistence of above-target inflation, further rate hikes by the Federal Reserve could re-awaken recession fears and increase the risk of an actual recession.
Banking Crisis
In March 2023, two large regional U.S. banks failed after sudden large deposit outflows, and a major Swiss bank was acquired by another bank at the behest of regulators. In the aftermath of the two U.S. failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. The market values of virtually all U.S.

106	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

bank stocks fell quickly and strongly in March, with a few falling about 90%.
Following these failures, the media published stories about actual and possible bank runs by depositors. Most U.S. banks saw net outflows of deposits in 2022 and early 2023 as the impacts of COVID-19 crisis programs faded and rates available from non-bank-account investments improved. According to Federal Reserve data, starting in mid-March, the two failures triggered an abrupt net deposit outflow from all but the largest U.S. banks. Specifically, during the week of March 15, the 25 largest U.S. banks as a group saw net deposit inflows exceeding $100 billion, while all other (smaller) U.S. banks as a group saw net outflows of nearly $200 billion. The next week large and small U.S. banks experienced net outflows of roughly $100 and $50 billion, respectively. The March crisis shock was short-lived, however. During the final week of March both large and small U.S. banks collectively experienced net inflows of deposits, roughly mirroring the first week of March, before the crisis emerged.
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
The three failed U.S. banks had a few characteristics that FHN believes were significant negative factors contributing to loss of confidence by depositors, in addition to having an unusual customer mix: well-above-median levels of deposits not covered by FDIC insurance; significant portions of the 2020-21 pandemic deposit inflows invested in longer-term fixed-rate debt securities; and very high (in relation to regulatory capital) market value losses on those investments when rates rose in 2022 and early 2023. These factors made those banks unusually susceptible to a cascade of negative effects when deposit levels diminished, for the entire industry, starting in 2022 as customers sought better returns in the rising rate environment.
Market Volatility & Valuations
As a result of the prospects for recession, coupled with the uncertainties associated with war in eastern Europe, financial markets world-wide were volatile during much of 2022. Volatility overall have moderated somewhat in 2023, but volatile episodes have continued.
Financial asset values broadly fell last year, especially during the second and third quarters. By mid-year 2023, broad stock indices largely had recovered from 2022's low points. Values generally declined during third quarter to the point that many sectors and stocks are in a "correction," where values are down more than 10%.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, with FHN's net interest margin compressing slightly from fourth quarter 2022. That compression has worsened in second quarter as FHN's funding rates, especially for deposits, rose more than lending rates. Although net interest margin levels may improve modestly while short term rates remain steady, margins are not likely to improve appreciably until the yield curve inversion mentioned above has ended and the curve takes at least a moderately steep slope.
In 2022 and early 2023, FHN experienced a normalization of deposit levels since first quarter 2020 as it allowed surge deposits resulting from COVID-driven stimulus programs to move off its balance sheet. Net deposit outflows ranged from roughly $2.0 to $4.0 billion in each of the last three quarters of 2022, and fell again by roughly $2.5 billion in first quarter 2023. That outflow trend ended in second quarter as FHN had net deposit inflows of $4.0 billion. Deposits increased again, more modestly, in third quarter. To mitigate net deposit outflows, FHN increased deposit rates appreciably, particularly in May and June 2023.
A significant portion of the May and June 2023 deposit inflows were in the form of certificates of deposit, or CDs. A large group of those CDs will mature in November and December 2023, and another group will mature in April and May 2024. A challenge for FHN is to retain as many of those deposit dollars, and depositor customers, as is reasonably practical while moderating rates paid.
In addition, some of FHN's businesses have been negatively impacted by rising rates. Rate increases have pushed home mortgage rates in the U.S. much higher than in early 2022, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 due to rising rates coupled with elevated market volatility. These impacts have continued in 2023.
A recession, if one occurs, likely would have a negative impact on FHN's businesses overall. Demand for loans likely would fall, loan losses and provision expense likely would rise, many commercial activities that generate fee income likely would decline, and competition for clients likely would sharpen. FHN already has experienced some of these impacts. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN. However, as mentioned above, recessionary expectations have abated in 2023. Although further interest rate hikes to contain inflation may push the U.S. into recession in 2024, such a recession currently is not expected to be severe.

107	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FDIC Special Assessment
The FDIC has proposed a special assessment on banks to replenish the deposit insurance fund in connection with the three large bank failures in March and May 2023 discussed in Banking Crisis above. Under the proposal, the special assessment would be approximately 12.5 basis points per year imposed on certain deposits over eight quarters, starting with the first quarterly assessment period of 2024. The special assessment rate could be revised before the proposal is finalized in order to reflect adjustments to the estimated losses to the fund from those bank failures or certain other events. FHN expects to recognize an estimate of the entire assessment as an expense in the quarter when the FDIC publishes its final action, which could be as soon as the fourth quarter of 2023. FHN expects that expense to be material to its financial results for the quarter of recognition.
Other Regulatory Proposals
In 2023 the Board of Governors of the Federal Reserve and other regulators have proposed regulatory changes that would, if implemented, significantly increase regulatory constraints and costs on all U.S. banks with assets of $100 billion or more. A few new requirements would apply to banks, like FHN, with assets of $50 billion or more, but by far the main impacts would fall on $100 billion banks.
The proposals touch upon many regulatory requirements, including debt and equity capital requirements, credit risk standards, asset risk-weighting, and resolution planning. Because of the scope and complexity of the proposals, along with the fact that FHN is more than $10 billion below the $100 billion threshold, FHN is able to estimate its likely impact on FHN only very crudely. Assuming the proposal is adopted without change, and assuming FHN crosses the $100 billion threshold at some future time after the proposal is fully phased in, FHN estimates that the increase in its regulatory compliance costs is likely to be roughly on the order of $100 million per year. Whatever the actual increase turns out to be, it will be significantly higher than it would have been without the proposals.
The triggering of significant cost increases based on a single threshold financial measure—$100 billion in assets—has impacted the U.S. banking industry. The proposals will aggravate that effect. Banks near the threshold will be more likely to slow or even halt asset growth, at least for a period. Banks modestly over the threshold, in contrast, will be more likely to expand their asset base as quickly as possible to make the extra costs more affordable. Those enhanced effects increase the incentive of banks to consolidate.
It appears likely that, if adopted as proposed, significant parts of the proposals will be challenged in court as being inconsistent with legislation enacted by Congress several years ago. Such a challenge would be technical and complex, and likely would take many years to resolve. Moreover, even if a challenge of that sort were successful, many parts of the proposals likely would remain intact and others likely would be modified but not rescinded.
Greenhouse Gas (GHG) Reporting Regimes
In October 2023 the state of California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The U.S. Securities and Exchange Commission ("SEC") has proposed, but not yet adopted, rules that would require all U.S. companies with publicly-traded securities to report annually their GHG emissions. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. The SEC proposal has Scope 1 and 2 reporting requirements, along with Scope 3 requirements in certain situations. The California governor has stated that the new laws are likely to be subjected to technical amendments in the next year or so. The SEC proposal is not final and could change, perhaps substantially, when adopted.
Three GHG Scopes
Scope 1 GHG emissions are those from a source the company owns or controls directly, such as a manufacturing plant. Scope 2 emissions are indirect emissions from company activities, such as from power consumed by company operations. Scope 1 and 2 emissions generally can be measured or estimated using information a company normally can obtain without significant external inquiry.
Scope 3 GHG emissions are those from sources and activities that a company neither owns nor controls. Scope 3 emissions are from a wide range of sources that touch upon a company, such as: vendors; employees (commuting, business travel, etc.); and customers. Scope 3 information generally is unknown to a company without significant external inquiry and/or estimation.

108	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Potential Business Impacts
Direct compliance costs will include creating systems to measure or estimate and capture relevant data, staffing, and engagement of vendors, including a firm to provide required assurances (somewhat analogous to a financial statement auditor).
Potentially of more significance: obtaining data to support Scope 3 reporting could, depending upon how the new regimes are implemented, require FHN and other affected banks to obtain GHG-related information from customers, including customers that are not public companies and that do no business in California. If so, effectively FHN could be required to impose costs and/or inconveniences on customers. Other banks in FHN's markets, particularly those that are private and not doing business in California, could provide financial services without those requirements, putting FHN at a competitive disadvantage.
Potential Legal Challenges
The application of the California laws to companies outside of California appears likely to be challenged in court as being an unconstitutionally broad or burdensome regulation of interstate commerce, an unconstitutional violation of free speech protections, or possibly other grounds. Such a challenge could take many years to resolve. A key practical question will be whether the courts impose a legal stay (a moratorium) on these laws while challenges are pending.
Assuming the SEC adopts final GHG regulations similar to those proposed, it appears very likely that legal challenges will be made based mainly on the fact that the SEC lacks explicit Congressional authorization to create a regulatory reporting regime pertaining to GHG emissions. As with the California laws, a key question will be whether the courts impose a stay on the rules while challenges are pending.
Assuming the SEC adopts final GHG regulations similar to those proposed, and further assuming that any legal challenge leaves those rules entirely or largely intact, the California laws might be challenged by public companies as having been pre-empted by the SEC rules.
Coastal Market Growth and Rising Costs
FHN's principal markets are in the southern and southeastern United States, including most of the major gulf coast markets and several markets on the southern Atlantic seacoast. Many of FHN's markets have experienced significant population growth over at least the past twenty years, outpacing the growth rate for the U.S. as a whole. That population growth generally has been accompanied by economic growth.
Many of FHN's fastest growing markets, including those in Florida, can be impacted significantly by hurricanes and other severe coastal weather events. As those markets grow, FHN's economic commitment to them grows, as does FHN's financial exposure to those events.
It has been widely reported that the economic costs of hurricane events in the U.S. gulf and southern Atlantic coastal areas has been rising significantly over many years. FHN believes that rising costs are directly related to growth in those areas.
For example, many parts of New Orleans were severely damaged by flooding in 2005 as powerful coastal storms impacted the vicinity. The oldest parts of town largely avoided flooding, while the hardest hit areas, on lower-lying ground, generally were more recently built. As another example, on a larger scale: much of the growth in Florida over the past 50 years has been along the coast moving out from older cities. A gulf coast hurricane 50 years ago had a fair chance of making landfall in a relatively unpopulated area. Now, the chances of directly hitting a population center are much higher, the average population in those centers is much higher, and the average value per building is much higher. If growth continues, in time every storm will directly impact a population center.
This significant increase in casualty risks and costs is being reflected in property insurance practices. In the past few years the industry has been revising its risk assessments in coastal areas as loss experience has deviated from predictions, sometimes badly. In Florida, for example, some smaller carriers have failed, some larger carriers have left the markets, and the remaining carriers have significantly increased the premiums of hurricane-related insurance, narrowed coverage, or both. Coastal states such as Florida and Louisiana have created last-resort insurance pools for residents who cannot obtain or afford private property insurance. However, as the costs borne by those pools increase, either the premiums will have to rise or general taxation will have to cover the difference. In addition, those programs generally do not help business clients.
The availability, reliability, and cost of adequate property insurance is a significant concern for FHN as well as FHN's clients in affected markets. Instability in property insurance makes FHN's business decisions more difficult, and increases FHN's risks of loan loss and business downturn. More fundamentally, elevated insurance and casualty costs blunt a key factor driving growth in many of these markets: lower costs of living. If market growth slows, FHN's business will be impacted.

109	3Q23 FORM 10-Q REPORT

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

110	3Q23 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.24
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Nine Months Ended
(Dollars in millions; shares in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$605	$630	$662	$1,923	$1,683
Plus: Noninterest income (GAAP)	173	400	213	745	642
Total revenues (GAAP)	778	1,030	875	2,668	2,325
Less: Noninterest expense (GAAP)	474	555	469	1,508	1,450
Pre-provision net revenue (Non-GAAP)	$304	$475	$406	$1,160	$875

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,978	$9,029	$8,669	$8,905	$8,634
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	520	986	1,014	838	909
(A) Total average common equity	$8,163	$7,748	$7,360	$7,772	$7,430
Less: Average goodwill and other intangible assets (GAAP)(b)	1,714	1,726	1,767	1,726	1,786
(B) Average tangible common equity (Non-GAAP)	$6,449	$6,022	$5,593	$6,046	$5,644

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$513	$1,270	$1,020	$922	$815

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,793	$8,960	$8,283	$8,793	$8,283
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	520	520	1,014	520	1,014
(E) Total common equity	$7,978	$8,145	$6,974	$7,978	$6,974
Less: Goodwill and other intangible assets (GAAP)(b)	1,709	1,721	1,757	1,709	1,757
(F) Tangible common equity (Non-GAAP)	6,269	6,424	5,217	6,269	5,217
Less: Unrealized gains (losses) on AFS securities, net of tax	(1,170)	(964)	(1,039)	(1,170)	(1,039)
(G) Adjusted tangible common equity (Non-GAAP)	$7,439	$7,388	$6,256	$7,439	$6,256

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$82,533	$85,071	$80,299	$82,533	$80,299
Less: Goodwill and other intangible assets (GAAP) (b)	1,709	1,721	1,757	1,709	1,757
(I) Tangible assets (Non-GAAP)	$80,824	$83,350	$78,542	$80,824	$78,542

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$71,866	$71,517	$68,580	$71,866	$68,580

Period-end Shares Outstanding
(K) Period-end shares outstanding	558,709	558,659	536,737	558,709	536,737

Ratios
(C)/(A) Return on average common equity (GAAP)	6.28%	16.40%	13.85%	11.86%	10.97%
(C)/(B) Return on average tangible common equity (Non-GAAP)	7.95	21.10	18.23	15.24	14.44
(D)/(H) Total period-end equity to period-end assets (GAAP)	10.65	10.53	10.32	10.65	10.32
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	7.76	7.71	6.64	7.76	6.64
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	10.35	10.33	9.12	10.35	9.12
(E)/(K) Book value per common share (GAAP)	$14.28	$14.58	$12.99	$14.28	$12.99
(F)/(K) Tangible book value per common share (Non-GAAP)	$11.22	$11.50	$9.72	$11.22	$9.72

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

111	3Q23 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 101 of this report and the subsections entitled “Market Risk Management” beginning on page 101 and “Interest Rate Risk Management” beginning on page 102 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 50-56 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2022, including in particular the section entitled “Risk Management” beginning on page 86 of that Report and the subsections entitled “Market Risk Management” beginning on page 87 and “Interest Rate Risk Management” beginning on page 89 of that Report; and Note 21 to the Consolidated Financial Statements appearing on pages 176-182 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

112	3Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 39 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K for the year ended December 31, 2022:
Not applicable.

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) Unregistered Equity Securities Sold
Not applicable
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

Items 3. and 4.
Not applicable

113	3Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.     Other Information
(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the third quarter of 2023, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, as shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the third quarter of 2023 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
Table II.5c
TRADING ARRANGEMENTS CREATED, MODIFIED, OR TERMINATED MOST RECENT QUARTER

	Arrangement Type		Type of Action Taken During Quarter	Date Action Taken	Duration or Expiration Date	Total Shares to be
Name & Title	10b5-1	non-10b5-1				Bought	Sold
Not applicable

114	3Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Item 6.     Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/03/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated effective July 25, 2023				8-K	3.1	7/25/2023
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Rate Applicable to Participating Directors under the Directors and Executives Deferred Compensation Plan	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.
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

115	3Q23 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

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

116	3Q23 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: November 7, 2023	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

117	3Q23 FORM 10-Q REPORT