Form 10-K
period 2023-12-31
FIRST HORIZON CORP
filed 2024-02-23
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At June 30, 2023, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $6.2 billion based on the closing stock price reported for that date.
At January 31, 2024, the registrant had 558,807,806 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of shareholders scheduled for April 23, 2024 or provided in an amendment to this Annual Report: Part III of this Report

Auditor Name:    KPMG LLP        Auditor Location:     Memphis, TN            Auditor Firm ID: 185

TABLE OF CONTENTS and GLOSSARY

		Page			Page

Glossary		1	Item 8.	Financial Statements and Supplementary Data	101
Executive Summary of Principal Investment Risks		3	Item 9.	Changes in and Disagreements with
Forward-Looking Statements		5		Accountants on Accounting and Financial
Part I				Disclosure	204
Item 1.	Business	6	Item 9A.	Controls and Procedures	204
Item 1A.	Risk Factors	29	Item 9B.	Other Information	204
Item 1B.	Unresolved Staff Comments	49	Item 9C.	Disclosure Regarding Foreign Jurisdictions that
Item 1C.	Cybersecurity	49		Prevent Inspections	204
Item 2.	Properties	49	Part III
Item 3.	Legal Proceedings	49	Item 10.	Directors, Executive Officers and Corporate
Item 4.	Mine Safety Disclosures	49		Governance	205
Supplemental Part I Information		50	Item 11.	Executive Compensation	207
Part II			Item 12.	Security Ownership of Certain Beneficial
Item 5.	Market for the Registrant’s Common Equity,			Owners and Management and Related
	Related Stockholder Matters, and Issuer			Stockholder Matters	208
	Purchases of Equity Securities	52	Item 13.	Certain Relationships and Related Transactions,
Item 6.	[Reserved]	53		and Director Independence	209
Item 7.	Management’s Discussion and Analysis of		Item 14.	Principal Accountant Fees and Services	209
	Financial Condition and Results of		Part IV
	Operations	54	Item 15.	Exhibits and Financial Statement Schedules	210
Item 7A.	Quantitative and Qualitative Disclosures		Item 16.	Form 10-K Summary	214
	about Market Risk	100	Signatures		215

MD&A and Financial Statement References:
In this report: "2023 MD&A" and "2023 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 within Part II of this report; and, "2023 Financial Statements" and "2023 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income, our Consolidated Statements of Changes in Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.
Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance

BTFP	Bank Term Funding Program
C&I	Commercial, financial, and industrial loan portfolio
CAS	Credit Assurance Services
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBF	Capital Bank Financial
CCAR	Comprehensive Capital Analysis and Review
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker

1	2023 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS and GLOSSARY

Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
ECP	Equity Compensation Plan
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this filing references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for sale
HR	Human Resources
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies

LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on Assets
ROU	Right of use
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, signed in February 2022 and terminated in May 2023
TD Transaction	The acquisition of FHN by TD contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we/us/our	First Horizon Corporation

2	2023 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

Executive Summary of Principal Investment Risks
This section provides an executive summary of the principal risks associated with an investment in our equity or debt securities. Our businesses are complex, and so are the risks associated with them. This summary is not a complete statement of risks a prospective or current investor should consider.
•The Economy. Our businesses and our industry are heavily entwined with the U.S. economy. We tend to perform better when economic conditions are favorable, and our performance tends to be weaker when the economy is weaker. That relationship can be quite strong, which can make our income and other key performance measures volatile, especially when compared with companies in many other industries. The economy tends to rise and fall in roughly a cyclical manner which is difficult to predict, which in turn makes our performance difficult to predict. For additional information, see the Cyclicality discussion within Other Business Information, which begins on page 16, and Risks from Economic Downturns and Changes which begins on page 34.
•Credit Loss. Our lending business—accounting for about half of our revenues—is dependent on our clients being able to pay us back. That ability often depends on economic conditions, but many individual factors can be critical as well. If a client defaults on a loan, generally we will experience a financial loss. Even if the loan is secured, our loss from a default often is only reduced, not eliminated, by collateral supporting the loan. Accounting rules require us to evaluate current expected credit loss (CECL) each quarter, booking losses based on our expectations. That process can result in a highly volatile pattern of recognizing credit loss each quarter. For additional information, see: the discussion captioned CECL Accounting and COVID-19 within the Significant Business Developments Over Past Five Years section of Item 1, which begins on page 10; and Credit Risks beginning on page 36.
•Loan Loss vs Loan Profit. Lending generally is a high-volume, low-margin business. This means that we often need the profits from many loans to make up for losses from one loan. For our earnings to be strong, we need to hold loan losses to a very low level, which makes our management of credit quality a critical function for us. This imbalance between loss and profit can amplify the potential for volatility in our earnings. For additional information, see Credit Risks beginning on page 36.
•Interest Rate Conditions. Interest rates and, especially, the shape of the yield curve, are critical drivers of our profit margin from lending. If the yield curve is flat—with long-term rates only slightly higher than short-term rates—our lending margins shrink, and so does our net interest income. Interest rate policy is controlled by federal agencies and by market forces, not by us. In 2022, the key agency in the U.S. shifted to strong tightening policy, raising short-term interest rates multiple times. Tightening ended in 2023. 2022 represented a significant and abrupt change of policy compared with 2020-21. Moreover, by the end of 2021 and during all of 2022, inflation in the U.S. had risen to levels not seen in decades. In 2023, U.S. inflation abated but at year-end remained higher than the desired policy target. 2022's aggressive policy shift caused short-term rates to rise substantially, and to exceed long-term rates (a so-called yield curve inversion) many times in 2022 and during all of 2023. Over half of our loan portfolio bears variable interest rates associated with short-term reference rates, which reacted fairly quickly to the shifts in environment. For additional information, see: the Monetary Policy Shifts discussion within Significant Business Developments Over Past Five Years, which begins on page 10; the Cyclicality discussion within Other Business Information, which begins on page 16; Risks Associated with Monetary Events beginning on page 34; Interest Rate and Yield Curve Risks beginning on page 44; and discussion under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of our 2023 MD&A (Item 7), which begins on page 92.
•Funding Balance. In our lending business, we aggregate money, from deposits and borrowings, and lend it out at rates which more than cover our costs. We constantly must balance our funding sources (deposits and borrowings) with our funding needs (lending). Imbalances tend to hurt our earnings. If sources are larger than our lending needs, generally we can cut back short-term borrowing or invest excess funds in securities, but our margins can be weaker as a result. If sources become too small, we might have to forego profitable lending or increase funding by selling investments or increasing deposit or borrowing volumes and costs, or, most likely, we might have to take some combination of those actions. For additional information, see Liquidity and Funding Risks beginning on page 42.
•Deposit Instability. A large portion of bank deposits can be removed by depositors very quickly. Public confidence in banks therefore is a key foundation for the banking business. If deposits are removed quickly by a large cohort of depositors at the same time due to a sudden loss of confidence, the resulting "run on the bank" can cause the bank to become insolvent. All banks share the risk of a run. In first half of 2023 three

3	2023 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

large regional U.S. banks failed after very substantial runs on their deposits. Most other regional banks, including our Bank, experienced significant deposit outflows during this period as public confidence in all but the largest banks was shaken. Although we launched a deposit campaign which proved to be successful, future runs always are possible, and future campaigns may not work. For additional information, see Liquidity and Funding Risks beginning on page 42.
•Competition. Competition for clients and talent in our industry is intense and unlikely to abate. Competition for clients pressures us to make interest rate and other concessions on lending and on deposits, which reduce our margins. Competition for revenue-producing talent is a key method of obtaining new client relationships in many parts of our industry, and pressures us to increase compensation expense. For additional information, see Competition beginning on page 14, and Traditional Competition Risks beginning on page 29.
•Banking Consolidation. Since the advent of nation-wide branching in the 1980s, the banking industry has experienced several waves of substantial consolidation. In the past twenty years, increasingly sophisticated technological systems have allowed institutions to become extremely large while maintaining adequate client service, and, due to cost efficiencies associated with scalable technology, have rewarded the largest institutions disproportionately. These rewards have incented U.S. banks to grow larger, faster. Consolidation can abruptly change the competitive environment in our markets. In addition, when we participate in consolidating actions, as we did in 2020, typically it creates internal disruption and expense for a time while we integrate systems, consolidate branches, and take other consolidation-related actions. Moreover, in our industry, the market tends to discount, for a time, the stock price of banks that engage in major mergers, in part due to the transaction and integration expenses mentioned above coupled with the risk that the combination may not achieve management’s strategic or tactical objectives. For additional information, see: Significant Business Developments Over Past Five Years beginning on page 10; the Strategic Transactions discussion within the Other Business Information section which begins on page 16; and Traditional Strategic Risks beginning on page 30.
•Industry Disruption. Technological innovation, and the associated changes in client preferences, are radically transforming our industry and how financial services are delivered to clients. Being a consistent innovation leader is practically impossible for a bank our size, while keeping pace is expensive and difficult. Moreover, rapid innovation has the potential to be destructive of traditional business models and companies in our industry, as it has done and is doing in other industries. For additional information, see Industry Disruption beginning on page 31.
•Regulated Industry. Our principal businesses are heavily regulated. Our two primary banking regulators can examine us, cause us to change our business operations, and significantly restrict our ability to pursue lines of business, in ways not applicable to companies in most other industries. We also have several secondary regulators, each with significant though less-encompassing powers. The primary missions of the regulators are to protect the banking system as a whole, to protect clients, and to protect the federal government’s deposit insurance fund and program; none exists to protect or enhance our profitability or protect or promote the interests of our investors. Moreover, regulators are government agencies, and as such can experience significant policy changes when the elected branches of government experience such changes. For additional information, see Regulatory, Legislative, and Legal Risks beginning on page 38.
•Security & Technology. Fraud and theft have always been significant risks for banks; we experience fraud and theft loss every year. Technology has allowed fraud and theft risks to grow substantially. Bad actors can impact us from around the world, day or night, both directly and through our clients or vendors. Unfortunately, it is not practical to emphasize security to the exclusion of other business needs. Typically, the more a system is built to be robustly secure, the less that system can be flexible and adaptable. Moreover, a high-security system can be associated with sub-optimal user experience (client frustration). For additional information, see Operational Risks beginning on page 32 and Cybersecurity Risks beginning on page 33.
•Expense Control. Banks in the U.S. are focused on reducing operating costs as much as possible while maintaining competitive or superior service. Expense control is viewed as crucial for long-term success. For additional information, see Operational Risks beginning on page 32, and Risks of Expense Control beginning on page 40.
For a more complete discussion of the risks associated with our businesses and operations and investment in our securities, see Item 1A—Risk Factors, beginning on page 29.

4	2023 FORM 10-K ANNUAL REPORT

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
•reputational risk and potential adverse reactions or changes to business or employee relationships; and
•other factors that may affect future results of FHN.
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report on Form 10-K or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, or in those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk factors discussed in Items 1 and 1A of this report and in 2023 MD&A (Item 7), among others.

5	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

PART I

Item 1.    Business
Our Businesses
Overview
First Horizon Corporation is a Tennessee corporation. We incorporated in 1968, and are headquartered in Memphis, Tennessee. We are a bank holding company under the Bank Holding Company Act, and a financial holding company under the Gramm-Leach-Bliley Act. Our common stock is listed on the New York Stock Exchange under the symbol “FHN.” At December 31, 2023, we had total consolidated assets of $82 billion. We provide diversified financial services through our subsidiaries, principally First Horizon Bank. The Bank is a Tennessee banking corporation headquartered in Memphis, Tennessee.
During 2023 approximately 27% of our consolidated revenues were provided by fee and other noninterest income, and approximately 73% of revenues were provided by net interest income.
As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.
The Bank
The Bank was founded in 1864 as First National Bank of Memphis. During 2023, through its various business lines, including consolidated subsidiaries, the Bank reported revenues (net interest income plus noninterest income) of approximately $3 billion. The Bank generated a substantial majority of First Horizon’s consolidated revenue. At December 31, 2023, the Bank had $82 billion in total assets, $66 billion in total deposits, and $61 billion in total loans (including certain leases, before considering the allowance for loan and lease losses).
Principal Businesses, Brands, & Locations
Our principal brands at year-end 2023 are summarized in Table 1.1.
Table 1.1
Principal Businesses & Brands at Year-End

Businesses	Principal Brands
Banking & financial services generally	First Horizon & First Horizon Bank
Fixed income / capital markets	FHN Financial
Mortgage lending	First Horizon Bank
Insurance brokerage & management services	First Horizon Advisors
Wealth management & brokerage services	First Horizon Advisors
At December 31, 2023, First Horizon’s subsidiaries had over 450 business locations in 24 U.S. states, excluding off-premises ATMs. Most of those locations were banking centers. At year-end, the Bank had 415 retail banking centers in twelve states, as shown in Table 1.2.
Table 1.2
Retail Banking Centers at Year-End

State	#	State	#
Tennessee	135	Arkansas	12
North Carolina	79	South Carolina	10
Florida	76	Texas	8
Louisiana	56	Virginia	8
Alabama	13	Mississippi	4
Georgia	13	New York	1
Many banking centers contain special-service areas such as wealth management and mortgage lending.
At year-end 2023, First Horizon also had over fifty client-service offices not physically within banking centers, including fixed income, home mortgage, wealth management, and commercial loan offices. The largest groups of those offices were: 27 fixed income offices in 17 states across the U.S.; and 9 stand-alone mortgage lending offices in 6 states. First Horizon also has operational and administrative offices.

6	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Loans
Loan Portfolios
Lending is a major source of revenue for us, and loans are our largest asset type. Table 1.3 shows our total loans (including certain leases) at year-end 2023, along with some details regarding the composition of our loans. Most of our loans are commercial.
As shown in Table 1.3, our loans are broken into two major types, commercial and consumer. Each type is broken into portfolios. Our three major portfolios are: traditional, unsecured commercial, financial, and industrial (“C&I”) loans; secured commercial real estate (“CRE”) loans; and secured consumer real estate loans. A fourth portfolio consists of consumer credit card and other consumer debt.
Table 1.3
Loan Types & Portfolios1

Commercial	$47 B	76%
Consumer	$14 B	24%
Total Loans	$61 B	100%

Commercial Portfolios	% of Type	% of Total
C&I	70%	53%
CRE	30	23

Consumer Portfolios	% of Type	% of Total
Consumer real estate	95%	23%
Credit card/other	5	1
1    Dollars and percentages at December 31, 2023.
Geographic Mix
Geographically, a significant majority of our loans originate from five states: Florida, Tennessee, Texas, North Carolina, and Louisiana. The geographic dispersion of our loans varies considerably among our three major loan portfolios, as shown in Table 1.4.
Table 1.4
Major Loan Portfolios1 by Geography

C&I ($33B)		CRE ($14B)		Cons. RE ($14B)
Tennessee	21%	Florida	27%	Florida	29%
Florida	13%	Texas	13%	Tennessee	22%
Texas	11%	N. Carolina	12%	Texas	11%
N. Carolina	7%	Georgia	9%	Louisiana	8%
Louisiana	6%	Tennessee	9%	N. Carolina	7%
Georgia	5%	Louisiana	8%	New York	5%
California	5%	All other	22%	Georgia	5%
All other	32%			All other	13%
1    Dollars and percentages at December 31, 2023.
C&I Loans
The C&I portfolio, our largest portfolio by far, was $33 billion at December 31, 2023. Our C&I portfolio has an industry concentration: about 18% of C&I loans are to businesses in the financial services industry, which includes finance and insurance companies and mortgage lending companies. The rest of C&I covers a wide range of industries, as shown in Table 1.5a.
Table 1.5a
C&I Loans1 by Industry/Line of Business

Finance and insurance	12%
Real estate and rental and leasing (a)	12
Health care and social assistance	8
Accommodation and food service	7
Manufacturing	7
Wholesale trade	7
Loans to mortgage companies	6
Retail trade	6
Transportation and warehousing	5
Energy	4
Other C&I	26
1     Percentages of C&I portfolio at December 31, 2023.
(a)    Leasing, rental of real estate, equipment, and goods.
CRE Loans
The CRE portfolio was $14 billion at December 31, 2023. The largest property type within CRE is multi-family, as shown in Table 1.5b. The next three largest property types were office, retail, and industrial. At year-end, nearly half of the office loans were for medical industry office space.
Table 1.5b
CRE Loans1 by Industry/Line of Business

Multi-family	31%
Office	20
Retail	16
Industrial	16
Hospitality	10
Land/land development	2
Other CRE	5
1     Percentages of CRE portfolio at December 31, 2023.
Consumer Loans
Consumer loans totaled $14 billion at December 31, 2023. As shown in Table 1.3 above, a substantial majority of consumer loans consists of home equity loans, mortgages, and other secured consumer real estate loans.
Further information regarding our loans is provided in Note 3 beginning on page 131 appearing in our 2023 Financial Statements (Item 8), and under the captions Analysis of Financial Condition and Asset Quality, beginning on

7	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

pages 62 and 65, respectively, of our 2023 MD&A (Item 7).
Deposits
Deposits comprise our largest resource to fund lending. Deposits overall also tend to be our lowest-cost funding source. At year-end 2023, we had total deposits of $66 billion. Most of our deposits are held in our regional banking and specialty banking segments. Table 1.6 provides a deposit overview at December 31, 2023.
Further information regarding deposits is provided: in Note 8 beginning on page 148 appearing in our 2023 Financial Statements (Item 8); under the caption Deposits beginning on page 75 appearing in our 2023 MD&A (Item 7); and in other parts of this report referenced under Deposits.

Table 1.6
Deposit1 Overview

Client Types	% of Total	Acct Types	% of Total	FDIC Insured Status	% of Total	Source	% of Total
Commercial	55%	Savings	38%	Estimated Insured	59%	Tennessee	38%
Consumer	45%	Time deposits	10%	Est. Uninsured - Total	41%	Florida	18%
		Other interest	26%	Est. Uninsured - Collateralized	8%	Louisiana	12%
		Noninterest	26%			N. Carolina	12%
						All other	20%
1    Percentages of deposits at December 31, 2023.
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
Financial and other additional information concerning our segments—including information concerning assets, revenues, and financial results—appears in our 2023 MD&A (Item 7) and in our 2023 Financial Statements (Item 8), especially in Note 19—Business Segment Information. Note 19 begins on page 172.
Regional and Specialty Banking Segments
By far most of our loans and deposits are in the regional banking and specialty banking segments. Similarly, those segments are the sources of most of our revenues and expenses. The two segments create and use financial resources differently, and the revenues they generate have a very different mix of net interest income vs. noninterest income. In addition, regional banking is larger than specialty banking by many financial measures. Table 1.7 provides high-level financial information for each of those two segments, highlighting these points.
Table 1.7
Regional vs Specialty Banking Snapshot

(Dollars in millions)	Regional	Specialty
2023 Average assets	$45,858	$20,161
2023 Net interest income	$2,354	$518
2023 Noninterest income	$433	$209
2023 Pre-tax income	$1,262	$313
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
•asset-based (secured) lending
•franchise finance
•equipment finance
•energy finance
•healthcare finance
•tax credit finance

8	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

•corporate banking
•correspondent banking
•mortgage origination
Geographically, regional banking's businesses mainly serve our traditional markets associated with our banking center footprint. Many of the businesses within specialty banking have much broader geographic reach. For example: our fixed income business has offices from Hawaii to Massachusetts; and California is listed in Table 1.4 primarily because of specialty banking business lines.
Revenues and earnings from three of the business lines in the specialty banking segment are significantly more volatile over time than those in regional banking. In addition to being sensitive to economic conditions generally, those specialty business lines can be very strongly impacted or benefited by changes in interest rates or in the shape of the yield curve. Those business lines are fixed income/capital markets, mortgage warehouse lending, and mortgage origination. Because they can perform well when other business lines are subdued, and vice-versa, we sometimes refer to these as our counter-cyclical businesses. 2023 overall was a subdued year for these businesses as interest rates continued to rise before leveling, and the yield curve was inverted the entire year.
Services We Provide
At December 31, 2023, we provided the following services through our subsidiaries and divisions:
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
•retail insurance sales as agent
Information about the net interest income and noninterest income we obtained from our largest categories of products and services appears under the caption Results of Operations—2023 Compared to 2022 beginning on page 56 of our 2023 MD&A (Item 7).

9	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Significant Business Developments Over Past Five Years
Selected Financial Data Past Five Years
Table 1.8 provides selected data concerning revenues, expenses, assets, liabilities, shareholders’ equity, and certain other metrics for the past five years.
Table 1.8
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in millions; financial condition data shown period-end, as of December 31)

	2023	2022	2021	2020	2019
Net interest income	$2,540	$2,392	$1,994	$1,662	$1,210
Noninterest income	927	815	1,076	1,492	654
Net income available to common shareholders	865	868	962	822	435
Total loans and leases	61,292	58,102	54,859	58,232	31,061
Provision (benefit) for credit losses	260	95	(310)	503	45
Net Charge-offs	170	59	2	120	27
Net interest margin	3.42%	3.10%	2.48%	2.86%	3.28%
Total assets	81,661	78,953	89,092	84,209	43,311
Total deposits	65,780	63,489	74,895	69,982	32,430
Total term borrowings	1,150	1,597	1,590	1,670	791
Total liabilities	72,370	70,406	80,598	75,902	38,235
Preferred stock	520	1,014	520	470	96
Total shareholders’ equity (financial statement)	9,291	8,547	8,494	8,307	5,076
Common Equity Tier 1 Capital (regulatory)	8,104	7,032	6,367	6,110	3,409

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
Examples of our implementation of these priorities include:
•In July 2020, we completed a merger of equals transaction with IBERIABANK Corporation and purchased 30 branches from Truist Bank, making 2020 a transformative year. See IBKC Merger of Equals in 2020 and 30-Branch Acquisition in 2020 in this Item below for additional information. In
February 2022, we completed the principal systems conversion work related to that merger.
•As shown in Table 1.8, the COVID-19 pandemic caused us to recognize substantial provision for credit losses in 2020, and reduced our transaction volume and revenues. See the discussion captioned CECL Accounting and COVID-19 within Events Impacting Year-to-Year Comparisons, immediately below. In 2021, a large portion of that 2020 provision expense was effectively reversed, resulting in a provision credit for the year.
•The pandemic also resulted in strong deposit growth in 2020 and 2021, despite interest rates being extremely low. We believe federal assistance and stimulus programs in 2020 and early 2021 significantly bolstered deposits in both years. Deposits normalized (fell) in 2022. The banking crisis in 2023 prompted us to launch a deposit-gathering campaign in second quarter, which was successful.
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

10	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

enhanced our digital banking products and services. These activities were significantly paused during the period when the TD transaction was pending.
•In 2022 interest rates rose aggressively. This improved our lending margins during the year as we were able to raise average lending rates faster than average funding rates. In 2023 the rates and amounts we paid for deposits rose appreciably, but the impact was moderated by continued increases in lending rates along with a decrease in our borrowings.
•Until 2022, when interest rates in the U.S. began to rise significantly, lending was strong in certain specialty areas, such as lending to mortgage companies, where demand was strongly stimulated by low interest rates. Mortgage-related lending and services fell significantly in 2022, which continued throughout 2023.
•Similarly, 2022's rising rate environment and significant financial market volatility negatively impacted our fixed income and capital markets business compared to earlier years in this period. That adverse environment continued throughout 2023.
Events Impacting Year-to-Year Comparisons
TD Transaction 2022-2023
In February 2022, we agreed to be acquired by TD in a merger transaction. Our shareholders approved the TD transaction in May 2022. In May 2023, after TD failed to obtain timely regulatory approval, we and TD agreed to terminate the transaction. See Toronto-Dominion Transaction below for further information.
Preparation for the consummation of the TD transaction resulted in significant noninterest expense in 2022 and 2023 unrelated to the ordinary course of business. TD paid us a termination fee which substantially increased 2023 noninterest income, and we used part of that fee to support community charities.
As part of the TD transaction, in 2022 TD paid us $494 million to purchase shares of our Series G convertible preferred stock. After the transaction terminated, the Series G stock was converted into our common stock in 2023 at a conversion price of $25 per common share.
Regional Bank Failures in 2023
Over the weekend of March 11, 2023, the FDIC closed two large regional banks that had experienced a run on their deposits. On May 1, 2023, the FDIC closed a third large regional bank after a slower but extended run on its deposits. During this period most regional bank stock prices fell significantly and experienced substantial volatility.
Although stock price drops and fluctuations do not directly impact our financial results or position, we took action to maintain client confidence in our financial stability when the TD transaction terminated just a few days after the third bank failure. Those actions included a significant deposit-acquisition campaign and a rapid uptick in marketing efforts. Also, a special FDIC assessment, prompted by the bank failures and applied to all large and regional banks in the U.S., was recognized by us as a significant expense item in 2023.
Stock Purchase Moratorium in 2022-2023
After announcing the TD transaction in 2022, we halted our stock purchase program except for tax withholding related to stock awards. When the TD transaction terminated in the midst of market turmoil surrounding three U.S. regional bank failures, and facing the prospect of possible new regulatory requirements (stemming from those failures) which would directly affect our capital, we continued the moratorium for all of 2023. The moratorium ended in first quarter 2024.
Gain on Sale of Business
In third quarter of 2022, we sold our title services business, recognizing a $22 million pre-tax gain.
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
30-Branch Acquisition in 2020
In July 2020, we purchased 30 branches in North Carolina (20), Virginia (8), and Georgia (2) from SunTrust Bank (now

11	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Truist Bank). Those branches are in markets which we did not serve previously, or in which we did not have a leading market position. Along with the branch facilities, we acquired $0.4 billion of related loans and assumed $2.2 billion of deposits.
Large Accounting Impacts from IBKC Merger
Under applicable accounting guidance, closing the IBKC merger in July 2020 created two substantial impacts on our operating results for 2020. First, although we were required to record IBKC’s loans at fair value on the closing date, we also were required to recognize, as a provision for credit losses, an estimate of current expected credit losses for certain acquired loans. A similar process, with much smaller numbers, occurred for the loans associated with the 30-branch purchase. The overall incremental expense, recorded in third quarter 2020, was $147 million. Moreover, we were required to record, on a preliminary basis, a nontaxable purchase accounting gain from the merger of $533 million, driven by the stock market decline in 2020 associated with the COVID-19 pandemic. The net result of those two impacts was a $386 million uplift to our pre-tax income in 2020 unrelated to the ordinary operation of our businesses.
Expenses related to IBKC Merger
Closing the IBKC merger, integrating the business operations and systems, and making the changes necessary to achieve intended cost and other synergies resulted in substantial noninterest expense, especially in 2020 and 2021.
Low Credit Loss Rates
During this period, our provision expense and net charge-offs have, for the most part, been lower than historical norms. Provision expense spiked in 2020 when the very sudden COVID recession triggered significant upward revisions in our expected credit losses, and provision expense was negative in 2021 when a sizeable portion of the 2020 loss reserves were released as loss expectations moderated substantially. Net charge-offs during those years similarly were higher in 2020 and lower in 2021, though the deviations from the norm were much less severe. If 2020 and 2021 are viewed together as a single period, annual provision expense and net charge-offs were similar to levels in 2022. When loan losses are low, differences from year to year can be idiosyncratic, driven by just one or a few clients. In 2023, loss levels increased but continued to be low in general; however, a single commercial loan default drove an uptick in provision expense and net charge-offs for the year.
CECL Accounting and COVID-19
Starting in 2020, accounting guidance changed, requiring us to recognize “current expected credit loss” on all loans. The new guidance had the effect of accelerating, compared to prior guidance, the recognition of provision expense at times when general economic conditions deteriorate in a rapid manner. Also in 2020, government and public reaction to the COVID-19 pandemic caused substantial and rapid, and previously unexpected, business disruption and economic deterioration. Those events substantially changed our expectations for future credit loss and, accordingly, our provision was significantly elevated in 2020.
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
Fixed Income Volatility
In 2019 moderate market volatility and the downward direction of interest rates resulted in much higher trading volume and noninterest income in our fixed income business, which largely continued in 2020 and 2021. During most of 2022 the Federal Reserve aggressively raised rates, resulting in a significant fall-off in fixed income revenues, which continued in 2023. See the Fixed Income discussion under Cyclicality within the Other Business Information section of this Item, which begins on page 16, for additional information.
Monetary Policy Shifts
Interest rates were low by historical standards in the first three of this five-year period, and generally fell during those years. This environment lowered our net interest margin from 2019 to 2021. Net interest margin is a measure of the profit we make on loans and other earning assets in relation to our cost of deposits and other funding sources. Because funding costs cannot realistically fall below zero, the very low rate environment during 2020-21 resulted in historically low net interest margin levels for us.
During much of 2021, the Federal Reserve kept short-term rates low and maintained an asset-buying program intended to put downward pressure on long-term rates. In 2022, the Federal Reserve began to raise short-term rates in large (as much as 75 basis point) moves, and ceased its asset-buying program. This was in reaction to price inflation experienced in the U.S. during much of 2021 and in 2022. In 2023 short-term rate increases slowed

12	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

substantially and then stopped entirely, while long-term rates rose and then fluctuated.
During the last half of 2022 and all of 2023 the traditional two-year/ten-year yield curve for U.S. Treasury debt was inverted, meaning the two-year rate exceeded the ten-year. Historically, inversion is not common, and extended periods of inversion are quite rare. Although several factors likely contributed to the current inversion, we believe a key factor in this instance, especially in 2023, was that markets tried to anticipate when, and how aggressively, the Federal Reserve would start cutting short-term rates in order to avoid or mitigate a recession. Our net interest margin improved in 2022 and, despite the inversion, improved again in 2023.
Additional information concerning monetary policy and changes to it appears: within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 27; under the caption Risks Associated with Monetary Events begin ning on page 34 within Item 1A; and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of 2023 MD&A (Item 7), which begins on page 92.
Mortgage-Related Businesses
We lend to mortgage lending companies, we originate mortgage loans, and (until 2022) we provided title and related services, all of which depend significantly on new and refinanced home mortgage activity. Lending to mortgage companies has been a significant business for us in all five years shown in Table 1.8, while the latter two businesses were insignificant for us until our merger with IBKC in 2020.
All three mortgage-related businesses benefited substantially from the low interest rate environment that ended in 2022. All three were adversely impacted when rates rose in 2022.
Significant Trends Past Five Years
Noteworthy trends during these five years included:
•Net interest margin declined from 2019 to 2021. However, net interest income rose in 2020 as loan balances increased with the IBERIABANK merger. Net interest income expanded again in 2022 and 2023 as margins improved with the rising-rate environment, and loan growth continued following that merger.
•2020 and 2021 enjoyed a substantial increase in noninterest income following the IBERIABANK merger, especially in relation to consumer mortgage originations and related services. Fixed income revenues were high during those years as well. The rising rates in 2022 negatively impacted mortgage and fixed income revenues in 2022 and in 2023. The uptick in 2023's noninterest income was driven by the fee paid to FHN when the TD transaction terminated.
•The large deposit uptick in 2020 was driven substantially by the IBERIABANK and 30-branch transactions. Also in 2020 and 2021, the PPP contributed to deposit growth as proceeds from PPP loans boosted average deposit account balances. Organic growth in deposits from core banking clients grew throughout this period, even when interest rates were extremely low. That core growth is masked in some years by our deliberate reductions in market-indexed deposits, which tend to be higher rate, and in other years by those large transactions. Deposits in 2022 fell as the PPP impact receded and competitive pricing (rate) pressures increased. Deposits grew again in 2023 as a result of a successful deposit acquisition campaign.
•Throughout 2020, and to a lesser extent in 2021, economic and business disruption related to the COVID-19 pandemic created substantial challenges for our clients and for our company.
Toronto-Dominion Transaction
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the “TD Merger Agreement”) with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”) and certain TD subsidiaries. Under that agreement, TD was to acquire FHN for an all-cash purchase price of $25 per FHN common share, with the price modestly increasing if the transaction closed later than a certain date.
On February 9, 2023, FHN and TD agreed to extend the outside date for the transaction to close until May 27, 2023. Subsequent to the extension, TD informed FHN that TD did not expect that the necessary regulatory approvals to be received in time to complete the transaction by May 27, 2023. On May 4, 2023, FHN and TD agreed to terminate the transaction.
Exited Businesses
Over the past five years, we have focused primarily on regional banking and specialty banking products and services. We have partially or fully exited some smaller businesses during those years. Exited businesses are managed in our corporate segment.

13	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Key traditional competitors in many of our markets include Bank of America N.A., Fifth Third Bank National Association, First-Citizens Bank & Trust Company (dba First Citizens Bank), Hancock Whitney Bank, Huntington National Bank, JPMorgan Chase Bank National Association, Regions Bank, Pinnacle Bank, PNC Bank National Association, Synovus Bank, Truist Bank, and Wells Fargo Bank N.A., among many others including many community banks and credit unions.
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
Recently, some evolutionary pressures have arisen which may prove to be less incremental and more disruptive. For example, in financial planning and wealth management, companies that are not traditional banks, including both long-established firms and new ones, have developed highly-interactive systems and applications. These services compete directly with traditional banks in offering personal financial advice. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients. We and other traditional banks offer similar services, but doing so risks cannibalizing traditional business models for these services.
In recent years, certain financial companies or their affiliates that traditionally were not banks have been able to compete more directly with the Bank for deposits and other traditional banking services and products. The trend of increasing fluidity across traditional boundaries is likely to continue. Non-traditional companies competing with us for traditional banking products and services include investment banks, brokerage firms, insurance company affiliates, peer-to-peer lending arrangers, non-bank deposit acceptors, companies offering payment facilitation services, and extremely short-term consumer loan companies.
Competition for clients related to regional and specialty banking products and services is most pronounced in rate pricing (loan rates, loan spreads, and deposit rates), services pricing, scope of services offered, quality of service, convenience, and ease of use for self-service areas such as online and mobile banking. In 2022 and 2023, rate pricing competition for deposits was more intense than had been true in recent earlier years.

14	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Human Resources Management
Firstpower Culture
For the past 160 years, our culture has been a catalyst to our success. Our culture is centered around our people and their performance, promoting teamwork and collaboration to achieve results. We prioritize a healthy work environment, which enhances morale and associate satisfaction, ultimately leading to increased productivity and engagement. In 2023, we retained 90% of our associate base, including a 97% of our leadership team, indicative of our ability to attract and retain top talent even in challenging circumstances.
At the center of all that we do are our Purpose, Values and Commitment, holding ourselves to the highest standards of ethical conduct and operational excellence.
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
•Elevate Equity – Providing fair and equitable opportunities for associates is at the center of our diversity and inclusion efforts.
•Foster Team Success – Measure wins in terms of “we” not “me.” Take pride in company success. Be invested in a shared vision for future growth.
Commitment: As teammates and as individuals, we must own the moment. We listen, understand and deliver.
Understanding the changing needs and expectations of our workforce is central to our success. As evidenced during the pandemic, our ability to remain nimble and responsive allows us to serve our clients and communities without disruption even when business conditions change.
We want our associates to be inspired and empowered to perform at their best. We seek their input through formal surveys and through the Firstpower Council, a group of associates representing various areas of the company that provide direct feedback on opportunities to enhance our culture and organizational effectiveness.
The overall well-being of every associate is important to us. In addition to competitive health care benefits, wellness programs and parental and care-giver support, we offer professional development opportunities through mentoring and career development programs. Associates can actively engage with their colleagues at work and be involved in the community in a variety of ways, including through volunteerism and by participating in one or more of our associate resource groups (of which there are 10, with two additional groups set to launch in 2024).
Creating a diverse workforce and inclusive work environment is a fundamental aspect of our Firstpower culture. This commitment starts at the top of the organization with Board of Directors oversight and executive leadership support and is embedded throughout our organization and business priorities.
Our objective is not only to attract a diverse team, but also to create an environment in which different backgrounds, opinions and perspectives are valued. We continuously focus on:
▪Actively seeking representation of diverse talent
▪Strengthening leadership capabilities and accountability

15	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

▪Fostering inclusion and equality through fairness and transparency
▪Better serving diverse markets and clients
▪Investing in the well-being of communities
▪Our 10 commitments, which include expanding outreach and access for historically underserved groups
We made measurable progress in 2023 with the addition of diverse candidates in leadership roles, the launch of new Associate Resource Groups, greater use of metrics to gauge our progress and the release of a new Corporate Diversity Statement.
We remain committed to creating a more equitable society, and that starts with our associates, our clients, and the communities we serve. We do this by providing capital and counsel and committing to excellence in everything we do.
Year-End Statistical Information
At December 31, 2023*:
•First Horizon had 7,378 associates, or 7,249 full-time-equivalent associates and 129 part-time equivalent associates, not including contract labor for certain services:
◦66% white, 20% African American, 9% Hispanic, 3% Asian, and 2% other races or ethnicities
◦63% female and 37% male
◦4% have disabilities
•Of those, First Horizon had 1,200 corporate managers:
◦76% white, 13% African American, 7% Hispanic, 2% Asian, and 2% other races or ethnicities
◦54% female and 46% male
◦2% have disabilities
•Of the managers, First Horizon had 36 members of the CEO's Operating Committee (composed of the CEO and leaders from across the organization):
◦86% white, 11% African American, 0% Hispanic, 3% Asian, and 0% other races or ethnicities
◦44% female and 56% male
__________
*    Data compiled from information provided by associates.
Other Business Information
Strategic Transactions
An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past five years are described in Significant Developments over the Past Five Years beginning on page 10 of this report.
The most significant transactions in the past five years are our merger of equals with IBKC and our 30-branch purchase, both in 2020. IBKC’s assets comprised roughly three-sevenths of our combined assets immediately after closing in July 2020. We completed systems integration for the IBKC merger in February 2022.
Subsidiaries
FHN’s consolidated operating subsidiaries at December 31, 2023 are listed in Exhibit 21. Technical and regulatory details follow:
•The Bank is supervised and regulated as described in Supervision and Regulation in this Item below.
•The Bank is a government securities dealer. The FHN Financial division of the Bank is registered with the SEC as a municipal securities dealer. The FHN Financial Municipal Advisors division of the Bank is registered with the SEC as a municipal adviser.
•Martin & Company, Inc. and First Horizon Advisors, Inc. are registered with the SEC as investment advisers.
•First Horizon Advisors, Inc. and FHN Financial Securities Corp. are registered as broker-dealers with the SEC and all states where they conduct business for which registration is required.
•First Horizon Insurance Services, Inc. and FHIS, Inc. are licensed as insurance agencies in all states where they do business for which licensing is required.
•First Horizon Advisors, Inc. is licensed as an insurance agency in the states where it does business for which licensing is required for the sale of annuity products.
•Our financial subsidiaries under the Gramm-Leach-Bliley Act are: FHIS, Inc.; FHN Financial Securities Corp.; First Horizon Advisors, Inc.; First Horizon Insurance Agency, Inc.; and First Horizon Insurance Services, Inc.

16	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
These factors, and their impacts on us, often are mixed rather than consistently positive or negative. For example: low interest rates reduce the interest income we earn, reduce our costs of funding, tend to stimulate economic activity and loan growth, and, through lower debt service, tend to ease financial pressure on clients, reducing default risk. If the yield curve remains relatively steep, with long-term interest rates noticeably higher than short rates, our net interest margin will tend not to be significantly compressed by the lower rate environment, since lower short rates will keep our funding costs down while higher long rates will support the rates we can charge on lending. But if rates fall low enough (as they did in 2020-21), the yield curve will flatten and our margins will suffer. Moreover, the Federal Reserve tends to lower rates in response to, or to avoid, a weakening economy. Economic weakness tends to diminish client borrowing and other activities which benefit our performance.
Further information on these topics is presented: within Item 1A (which begins on page 29), in Risk from Economic Downturns and Changes, Risks Associated with Monetary Events, Liquidity and Funding Risks, and Interest Rate and Yield Curve Risks; and, within 2023 MD&A (Item 7), in Executive Overview (page 55), Interest Rate Risk Management (page 84), and Market Uncertainties and Prospective Trends (page 92).
Fixed Income
Our fixed income and capital markets business, reported as part of our specialty banking segment, is significantly affected by interest rate cycles which, in turn, are affected by general economic and business cycles.
In broad terms, the typical impact of Federal Reserve interest and monetary policy on our fixed income business is summarized in Table 1.9.
Table 1.9
Typical Impact of Fed Policy on
Fixed Income Performance

Federal Reserve Policy Phase
	Tightening	Neutral	Easing
Fixed Income Performance Tends to be	Weaker	Average	Stronger
“Tightening” can include actions by the Federal Reserve to raise short-term interest rates, push long-term rates up, tighten credit, shrink the money supply, and decelerate economic activity. “Easing” can include actions by the Federal Reserve to lower short-term interest rates, push long-term rates down, loosen credit, expand the money supply, and accelerate economic activity. Expectations of policy actions can have impacts similar to the actions themselves.
In terms of tightening vs. easing, the Federal Reserve policy phase sometimes is clearly known, but sometimes is not. Although Federal Reserve actions at a given time can consistently support one phase, often they are a mix. For example, the Federal Reserve may want to flatten the yield curve by raising short-term rates while pushing long-term rates down, or steepen the curve by taking the

17	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

opposite actions. Complicating any forecast, the Federal Reserve can directly affect short-term rates but can only influence long-term rates, which are market-driven and which can defy the Federal Reserve's intentions. Also, major exogenous factors, such as the COVID-19 pandemic, can significantly impact the capital markets and the performance of our fixed income business. In broad terms, these relationships are summarized in Table 1.10.
Table 1.10
Key Drivers of
Fixed Income Performance

Driver	If Driver Is:	FI Revenues Tend to Be:
Interest rates	Rising/up	Lower
	Falling/down	Higher
Market volatility	Extreme (low or high)	Lower
	Moderate	Higher
Yield curve	Flat or Inverted	Lower
	Steep	Higher
Credit spreads	Tighter	Lower
	Wider	Higher
Depository Liquidity	Lower	Lower
	Greater	Higher
Economy outlook	Positive	Lower
	Negative	Higher
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
Market Outlook
2024 is likely to be an inflection year, making outlook predictions more uncertain than usual. However, early in 2024, the two most important market factors in 2024 appear likely to be (i) whether, when, and by how much the Federal Reserve will decide to implement short-term rate decreases, and (ii) whether the U.S. economy will slide into recession and, if so, how deep and long it will be. Both factors, especially the first, assume that inflation in the U.S. will not start to increase in 2024. Resumption of rising prices could prompt the Federal Reserve to resume short-term rate increases which, in turn, could increase the risk of a recession.
Additional information concerning market uncertainties and trends appears in Market Uncertainties and Prospective Trends within 2023 MD&A (Item 7) beginning on page 92, especially under the caption Inflation, Recession, and Federal Reserve Policy.
Other Business Information Associated with this Report
For additional information concerning our business, refer to 2023 MD&A (Item 7) beginning on page 54.
Business Information External to this Report
Our current primary internet address is www.firsthorizon.com. A link to the Investor Relations section of our internet website appears near the bottom of the home page of our website. Near the top of the Investor Relations homepage there is a "SEC Filings" link in the banner. Clicking that link makes available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form
8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 205. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.

18	2023 FORM 10-K ANNUAL REPORT

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
The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2023, the FDIC reports that the Bank held approximately 14% of such deposits.
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
The Bank is insured by, and subject to regulation by, the FDIC and is subject to regulation in certain respects by the CFPB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, several of the Bank’s subsidiaries are regulated separately, as discussed in Subsidiaries within this Item 1 under the Other Business Information discussion above, which begins on page 16.
In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control interest rates, money supply, and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in

19	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Cut-off points vary significantly. However, as a rough generalization, for many regulatory topics the critical cut-off points are $10 billion, $100 billion, and $250 billion. Companies with less than $10 billion are less regulated in several important ways than we are, and companies with
$250 billion or more are regulated much more severely in many important ways than we are. As a result, under current law, compliance requirements, costs, and restrictions grow with size, they tend to change abruptly as a company crosses to the next tier, and we are in a middle tier in many respects.
The remainder of this Supervision and Regulation discussion focuses primarily on rules which apply to FHN based on our current asset size.
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
As a practical matter, as we approach $100 billion, we will have to prepare for Category IV compliance. Doing that will require us to invest in systems and staffing. As a result, a portion of the compliance costs associated with Category IV status will be borne before we reach the Category IV threshold.
Also, Category IV compliance requirements are proposed to be expanded. If adopted, compliance costs and restrictions would increase substantially. A few of the proposed changes would apply to companies having $50 to $100 billion in total assets, like us.
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

20	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

$1.2 billion at January 1, 2024. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption Liquidity Risk Management in our 2023 MD&A (Item 7) beginning on page 88 of this report; and under the caption Restrictions on dividends in Note 12—Regulatory Capital and Restrictions of our 2023 Financial Statements (Item 8), beginning on page 154.
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
The payment of cash dividends by us or by the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and requirements imposed by debt covenants. For example, as discussed under Capital Adequacy within this Supervision and Regulation discussion below, our ability to pay dividends would be restricted if our capital ratios fell below minimum regulatory requirements plus a capital conservation buffer.
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
Transactions with Affiliates
The Bank’s ability to lend or extend credit to us or our other affiliates is restricted. The Bank and its subsidiaries generally may not extend credit to us or to any other affiliate of ours in an amount which exceeds 10% of the Bank’s capital stock and surplus and may not extend credit in the aggregate to us and all such affiliates in an amount which exceeds 20% of the Bank's capital stock and surplus. Extensions of credit and other transactions between the Bank and us or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Further, the type, amount, and quality of collateral which must secure such extensions of credit is regulated.
There are similar legal restrictions on: the Bank’s purchases of or investments in the securities of and purchases of assets from us or other affiliates; the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of us or other affiliates; the issuance of guaranties, acceptances, and letters of credit on behalf of us or other affiliates; and certain Bank transactions with us or other affiliates, or with respect to which we or other affiliates act as agent, participate, or have a financial interest.
Capital Adequacy
Federal financial industry regulators require that regulated institutions maintain minimum capital levels. The capital rules in the U.S. are based on international standards known as “Basel III.” Those U.S. rules require the following:
•Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2023, our Common Equity Tier 1 Capital Ratio was 11.40% and the Bank’s was 11.40%.
•Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. To be “well capitalized” the Tier 1 Capital ratio

21	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2023, our Tier 1 Capital Ratio was 12.42% and the Bank’s was 11.82%.
•Total Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2023, our Total Capital Ratio was 13.96% and the Bank’s was 13.17%.
•Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses.
•Leverage Ratio—Base. For all supervised financial institutions, including us or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2023, our Leverage ratio was 10.69% and the Bank’s was 10.20%.
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
Prompt Corrective Action (PCA)
Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions (such as the Bank) that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories. The specific requirements applicable to our Bank are summarized in Table 1.11.

22	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Table 1.11
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

At December 31, 2023, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.
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
Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.
Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within 90 days of the date on which they become critically undercapitalized.
Liquidity Coverage Ratio
The liquidity coverage ratio, or LCR, refers to the amount of liquid assets (cash, cash equivalents, or short-term securities) banks are required to keep on hand to meet a hypothetically projected total net cash outflow over a forward-looking 30-day period of stress. The stressed outflow estimate is based a standard set of hypothetical assumptions set forth in regulatory requirements. The LCR is designed to ensure banks hold a buffer of high-quality liquid assets so that they can meet their short-term liquidity needs and remain stable and strong in a stressed environment. Liquid assets generally provide low income levels compared to other investments, so a higher LCR requirement can negatively impact a bank's earnings.
The LCR requirement does not apply to institutions with assets of less than $100 billion, and so does not apply to us or the Bank currently. For larger institutions, the minimum LCR requirement increases based on a bank’s asset size. Category IV banks, with at least $100 billion in assets, are not subject to LCR requirements unless they have at least $50 billion in weighted short-term wholesale funding.

23	2023 FORM 10-K ANNUAL REPORT

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
For an interstate merger or acquisition: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; regulators must assess the transaction for incremental systemic risk; and the acquiring bank must have at least “satisfactory” standing under the federal Community Reinvestment Act (discussed immediately below). Moreover, mergers and acquisitions that are large enough are subject to anti-trust review and approval by the U.S. Department of Justice.
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
A CRA rating below “Satisfactory” can slow or halt a bank’s plans to expand by branching, acquisition, or merger, and can prevent a bank holding company from becoming a financial holding company. In its most recent CRA assessment, for 2020, the Bank received ratings of "High Satisfactory" in Lending and in Service, "Outstanding" in Investment, and "Satisfactory" overall. The next CRA assessment is expected to be completed in 2024.

24	2023 FORM 10-K ANNUAL REPORT

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
(3)    The aggregate consolidated total assets of all of the bank’s financial subsidiaries must not exceed the lesser of 45% of the bank’s consolidated total assets, or $50 billion (subject to indexing for inflation).
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
At December 31, 2023, we are a financial holding company and the Bank has a number of financial subsidiaries, as discussed in Subsidiaries within this Item 1 under the Other Business Information discussion, which begins on page 16.
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
Regulatory changes proposed in 2023, if adopted, would lower that cap.
Volcker Rule
The so-called Volcker rule (1) generally prohibits banks from engaging in proprietary trading, which is engaging as principal (for the bank’s own account) in any purchase or sale of one or more of certain types of financial instruments, and (2) limits banks’ ability to invest in or sponsor hedge funds or private equity funds.
Consumer Regulation by the CFPB
The CFPB adopts and administers significant rules affecting consumer lending and consumer financial services. Key rules for the Bank include detailed regulation of mortgage servicing practices and detailed regulation of mortgage origination and underwriting practices. The latter rules, among other things, establish the definition of

25	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

a “qualified mortgage” using traditional underwriting practices involving down payments, credit history, income levels and verification, and so forth. The rules do not prohibit, but do tend to discourage, lenders from originating non-qualified mortgages.
In 2022, a federal appellate court ruled that structural aspects related to the CFPB's creation (in 2010) and operation were unconstitutional; the court therefore invalidated a CFPB rule at issue in that case. Later, a different appellate court in a separate case ruled the opposite way. The question has been appealed to the U.S. Supreme Court. If the U.S. Supreme Court affirms the first ruling, the legal validity of CFPB rules and actions generally could be called into question.
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
FDIC Insurance Assessments; DIFA
U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”), administered by the FDIC. The system of FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 35 basis points annually, and in 2023 fully adjusted rates ranged from 2.5 to 42 basis points annually. (A basis point is equal to 0.01%.) For 2023 the FDIC implemented a temporary increase generally equal to 2 basis points. Also, for eight quarters starting in 2024, the FDIC has imposed a special assessment, of 3.36 basis points per quarter, intended to replenish the DIF in the aftermath of three large regional bank failures that occurred in March and May of 2023.
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

26	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
One of our subsidiaries is a registered investment adviser which are regulated under the Investment Advisers Act of 1940. Advisory contracts with clients automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained.
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
In 2016 federal agencies proposed rules which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets. We and the Bank currently would fall into the lower of those top two tiers. However, prompted by post-2016 legislation which significantly raised several statutory asset-size tiers, if this proposal were finalized today, the $50 billion floor might be raised, allowing us to remain in the third tier. We cannot predict what final rules may be adopted, nor how they may be implemented.
Effect of Government Policies & Proposals
The Bank is affected by the policies of regulatory authorities, including the Federal Reserve, the TDFI, and the CFPB. See Supervision and Regulation beginning on page 19 for additional information.
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

27	2023 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

the rate at which depository institutions lend balances to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.
The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economies and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of our operations, or whether changing economic conditions will have a positive or negative effect on operations and earnings. Additional information concerning monetary policy changes appears: under the caption Monetary Policy Shifts within the
Significant Business Developments section of Item 1, which begins on page 10; under the caption Risks Associated with Monetary Events beginning on page 34 within Item 1A; and under the caption Inflation, Recession, and the Federal Reserve within the Market Uncertainties and Prospective Trends section of our 2023 MD&A (Item 7), which begins on page 92.
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
Sources & Availability of Funds
Information concerning the sources and availability of funds for our businesses can be found in our 2023 MD&A (Item 7), including the subsection entitled Liquidity Risk Management beginning on page 88, which material is incorporated herein by reference.

28	2023 FORM 10-K ANNUAL REPORT

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

TABLE OF ITEM 1A TOPICS

Topic	Page	Topic	Page
Traditional Competition Risks	29	Risks of Expense Control	40
Traditional Strategic Risks	30	Geographic Risks	41
Industry Disruption	31	Insurance	42
Operational Risks	32	Liquidity & Funding Risks	42
Cybersecurity Risks	33	Credit Ratings	44
Risks from Economic Downturns & Changes	34	Interest Rate & Yield Curve Risks	44
Risks Associated with Monetary Events	34	Asset Inventories & Market Risks	45
Risks Related to Businesses We May Exit	35	Mortgage Business Risks	45
Reputation Risks	36	Pre-2009 Mortgage Business Risks	46
Credit Risks	36	Accounting Risks	46
Service Risks	38	Share Owning & Governance Risks	47
Regulatory, Legislative, and Legal Risks	38

Traditional Competition Risks
We are subject to intense competition for clients, and the nature of that competition is changing quickly. Our primary areas of competition include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption within this Item 1A beginning on page 31) has intensified the competitive environment.
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
Competitive pressures shift with the business and rate environment. Over much of 2020 and 2021, with deposits relatively abundant, the competitive focus on lending and fee-based services was relatively high. In 2023, after the major market transitions in 2022 discussed in Risks Associated with Monetary Events starting on page 34, competition for deposits became much more significant.
We expect that competition will continue to grow more intense with respect to most of our products and services. Heightened competition tends to put downward

29	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for clients, refer to Competition within Item 1 beginning on page 14 of this report.
We compete for talent. Our most significant competitors for clients also tend to be our most significant competitors for top talent. See Operational Risks below within this Item 1A for additional information concerning this risk.
We compete to raise capital in the equity and debt markets. See Liquidity and Funding Risks beginning on page 42 of this Item 1A for additional information concerning this risk.
Traditional Strategic Risks
We may be unable to successfully implement our strategies to operate and grow our regional and specialty banking businesses. Although our current strategies are expected to evolve as business conditions change, currently our primary strategies are to (1) invest resources in our banking businesses, (2) seek to exploit growth opportunities, especially within the markets we serve, and (3) seek to exploit opportunities to cut cost without significant revenue impact. Organic growth is expected to be coordinated with a focus on strong and stable returns on capital.
Organically, over the past several years we have enhanced our market share in our regional banking markets with targeted hires and marketing, and we have invested resources in specialty commercial lending and private client banking. In the future more generally, we expect to continue to nurture profitable organic growth. We may pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves.
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
We have in place strategies designed to achieve those elements that we believe are significant to us at present.
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

30	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

The IBKC merger in 2020 presented those risks. In fact, the completion of systems integration was delayed several months, resulting in increased integration expense. Although the proximate reason for the delay was a 2021 hurricane event impacting key markets, the overall length of the integration period likely would have been significantly less if we had merely been integrating a small bank's systems with ours.
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
Other technologies, services, and systems based wholly or in part on artificial intelligence are proliferating within our industry and among many of our commercial clients, resulting in an environment which is changing rapidly. Our challenge is to maintain critical stability and security while also being nimble enough to adapt quickly to changing circumstances and client demands.
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

31	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
To thrive as our industry is disrupted, we will need to continue to embrace some of the attitudes of a technology company, and shed some of the traditional attitudes often associated with banking. This has required, and will continue to require, an evolution in our corporate culture which, in turn, creates implementation risk. In this evolutionary process it is critical that we not lose sight of how our clients experience working with us and our systems, including those clients who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who mainly want services to be convenient, personalized, and understandable.
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
Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks. Two traditional areas—deposit fraud (check forging, check kiting, wire fraud, etc.) and loan fraud—continue to be major sources of fraud attempts and actual loss. Fraud directed against clients—generally using deception to persuade clients to transfer funds—has emerged as a third large source of fraud loss. The methods used to perpetrate and combat fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies—including the use of artificial intelligence—have made it easier for bad actors to obtain and use client personal information, mimic communications to or from clients, mimic signatures, and otherwise create false instructions and documents that appear genuine.
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
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches (see Cybersecurity Risks below), or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, malware, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low cost.
We expect to make significant investments over the next several years in operational systems that are unlikely to result in significant immediate returns. In 2021 we started to invest significantly in new platforms and processes to modernize operations, provide a better client experience, reduce ongoing operating costs or otherwise improve efficiencies, and support future growth. We expect significant investments of that sort to grow over the next several years as we prepare for business growth and increased regulatory demands. Investments of that sort are expensive. Although we believe they are necessary for our future and are appropriate for our company at this time, the financial returns on these investments will be highly uncertain and, at best, likely to occur only over a long time horizon. In addition, investments of this sort lay the foundation for growth; if growth does not materialize, many of these investments may have little practical value.

32	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Failure to build and maintain, or outsource, the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to clients, legal actions, and noncompliance with applicable regulatory requirements. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Operational Risk Management beginning on page 85 of our 2023 MD&A (Item 7).
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
Competition for talent is substantial and increasing. Moreover, revenue retention and growth in some business lines depends substantially upon top talent. In recent years the cost to us of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.
Incentives might operate poorly or have unintended adverse effects. Incentive programs are difficult to design well, and even if well-designed, often they must be updated to address changes in our business. A poorly designed incentive program—where goals are too difficult, too easy, or not well related to desired outcomes—could provide little useful motivation to key associates, could increase turnover, and could impact client retention. Moreover, even where those pitfalls are avoided, incentive programs may create unintended adverse consequences. For example, a program focused entirely on revenue production, without proper controls, may result in costs growing faster than revenues.
Cybersecurity Risks
An information technology security (cybersecurity) breach or other similar incident is a major type of operational risk. A cybersecurity incident can cause significant damage, and can be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft, loss or extortion of our funds or our clients’ funds, fraud or identity theft perpetrated on clients, loss of confidential or proprietary information, business disruption, or adverse publicity associated with a breach or incident and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access.
Cybersecurity incidents happen frequently; they are an unavoidable part of doing business. Often, but not always, we detect and block the attempt. Often, but not always, the number of clients impacted is modest and our loss is minimal or none. However, even with significant loss prevention and mitigation systems, the risk of a financially or reputationally significant incursion cannot be eliminated. Given the high volume of daily transactions in modern banking, the question is not whether we will experience a significant and costly incursion, but when. For that reason, the key goals of our processes are: block or prevent as many incursions as is practical, and detect and mitigate rapidly those that get through. The difference between a minor and a major incursion often comes down to how quickly it is detected and countered.
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

33	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

expect our systems and regulatory requirements will continue to evolve as technology and criminal techniques also continue to evolve.
Additional information concerning cybersecurity risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Cybersecurity Risk Management beginning on page 86 of our 2023 MD&A (Item 7).
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
The operational functions of business counterparties, or businesses with which we have no relationship, may experience disruptions that could adversely impact us and over which we may have limited or no control. Although these events cannot be predicted individually, over time and in the aggregate they happen as surely as loan losses. For example, when a major U.S. consumer-oriented firm experiences a data systems incursion resulting in the theft of credit and debit card information, online account information, and other data, it impacts thousands or sometimes millions of people. Frequently, many of those affected are our clients. Although our systems are not breached by these third-party incursions, they can increase fraud impacting accounts at our Bank and can cause us to take costly steps to avoid significant theft loss to our Bank and to our clients. Our ability to recoup our losses may be limited legally or practically in many situations. Possible points of incursion or disruption not within our control include retailers, utilities, insurers, health care service providers, internet service and electronic mail providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
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
Risks Associated with Monetary Events
In recent years, the Federal Reserve has implemented, reversed, and reversed again significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients. To illustrate: in response to the recession in 2008-09 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its "easing" actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly over most of the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the

34	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

yield curve in the U.S. Short-term rate rises in 2023 were few and modest, and ended mid-year. Long-term rates rose during 2023 but slowly and unevenly. The 2022 yield curve inversion continued throughout 2023 and continues in 2024.
Additional information concerning monetary policy risks is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 16; within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 27; in Interest Rate and Yield Curve Risks beginning on page 44; and under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of our 2023 MD&A (Item 7), beginning on page 92.
Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, encourage borrowing, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, as noted above, in 2022 short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of the year; that inversion continued for all of 2023. It is not clear when the inversion is likely to end.
Many external factors may interfere with the effects of the Federal Reserve's plans or cause them to be changed, perhaps quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks beginning on page 44.
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
Risks Related to Businesses We May Exit
We may be unable to successfully implement a disposition or wind-down of businesses or units which no longer fit our strategic plans. We consider possible closures and divestitures as we continue to adapt to a changing business and regulatory environment. Actions of this sort typically are elevated in the first few years after a significant merger. For example, in 2021 we closed/consolidated several dozen banking locations in the wake of the 2020 IBKC merger, and we divested our title insurance business in 2022. Other dispositions have occurred in recent years and likely will continue in the future. Key risks associated with exiting a business include:
•our ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;
•our ability to identify and implement key client, personnel, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses;
•our ability to mitigate the loss of any pre-tax income that the exited business produced;
•our ability to assess and manage any loss of synergies that the exited business had with our retained businesses; and
•our ability to manage capital, liquidity, and other challenges that may arise if an exit results in significant legacy cash expenditures or financial loss.

35	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Credit Risks
We face the risk that our clients may not repay their loans and that the realizable value of collateral and other credit support may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. For example, net charge-offs were $13 million in 2017 and remained historically very low through 2019. In 2020, net charge-offs unexpectedly rose to $120 million, driven strongly by the COVID-induced recession starting in March. Net charge-offs in 2021 fell sharply to $2 million, a very low level historically. We believe this favorable outcome was substantially affected by our client selection and underwriting processes, along with our willingness to work with borrowers throughout the pandemic. Net charge-offs rose in 2022 to a more normal, but still low, $59 million. In 2023 they rose again to $170 million, driven partly by continuing normalization but also, significantly, by a single commercial credit loss. If the U.S. experiences an economic recession in the future, net charge offs generally could increase substantially. Even absent a recession, upward-trending normalization is likely to continue.
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
We record loan charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption Accounting Risks beginning on page 46, these guidelines and rules could change and cause provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. In fact, starting in 2020, such an accounting change was made and, when the COVID recession oc

36	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

curred starting in March, provision for credit losses significantly increased. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve or other banking regulators.
Our credit and other loan-management models could be wrong, or could become wrong if external factors change. A significant challenge for us is to keep the credit and other models and approaches we use to originate and manage loans updated to take into account changes in the competitive environment, in real estate prices and other collateral values, in the economy, and in the regulatory environment, among other things, based on our experience originating loans and servicing loan portfolios. Changes in modeling could have significant impacts upon our reported financial results and condition. In addition, we use those models and approaches to manage our loan portfolios and lending businesses. To the extent our models and approaches are not consistent with underlying real-world conditions, our management decisions could be misguided or otherwise affected with substantial adverse consequences to us. A recent example of challenges we face in modeling stems from the COVID-19 pandemic and its related impacts on clients, the economy, and governmental interventions and accommodations.
The recent low-interest rate environment (which ended in 2022) elevated the traditional challenge for lenders and investors to balance taking on higher risk against the desire for higher income or yield. This challenge applied not only to credit risk in lending activities but also to default and rate risks regarding investments. Even though short term rates are higher currently, long term rates continue to lag driven in part by market expectations that short rates may soon be cut again. In any case, even if less acute today, that traditional risk-versus-yield challenge remains in place.
As interest rates rise, default risk generally also rises. As borrowers’ obligations to pay interest increases, financial weaknesses generally become more evident. Initially this results in lower consumer credit scores and lower commercial loan grading, and later results in higher default rates. This effect can be amplified or hastened if the rate hikes are accompanied by recession. Even if no recession results, the full effects of the 2022-23 rate hikes may not yet be fully reflected in loan default rates.
Realized credit losses tend to increase and decrease in a cyclical manner, although the duration and timing of any given credit cycle is impossible to predict accurately. Through 2019 we and other U.S. banks experienced an extended period of very low credit losses. That trend reversed starting in 2022, which may signal the start of a new multi-year cycle. If a new cycle has started, we cannot predict how long the new cycle will run or how high credit losses will reach.
The credit cycle was disrupted by COVID-19. Our expectation for loan losses in 2020 rose sharply with the COVID-19 pandemic and its recession, though in many cases actual losses, reflected in net charge offs, did not later materialize. Our expectations for credit loss abated dramatically in 2021, and significant amounts of the 2020 loss reserves were released, resulting in provision credits (negative expenses). We do not know what the new “normal” level of provision for credit loss will be once the impacts of the pandemic have fully ended, or what long-term impact the pandemic will have on the credit cycle. The low provision and net charge-off levels experienced before 2020, and in 2021, were historically unusual and might not be repeated. It is extremely difficult for banks, and for investors, to know when an upturn in credit loss is merely idiosyncratic or instead portends a major credit cycle change.
The composition of our loans inherently increases our sensitivity to certain credit risks. At December 31, 2023, approximately 53% of total loans and leases consisted of the commercial, financial, and industrial (C&I) portfolio, approximately 23% of total loans and leases consisted of the commercial real estate (CRE) portfolio, and approximately 23% consisted of the consumer real estate portfolio.
Two large components of the C&I portfolio at year end were loans to finance and insurance companies and loans to mortgage companies. Taken together, approximately 18% of the C&I portfolio was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.
The stability and value of the CRE portfolio depends substantially upon the financial health of the underlying real estate assets and upon commercial real estate market values generally. Many CRE assets are rental properties, and for those occupancy and vacancy rates are critical factors along with business trends that impact tenants. Most of the remainder are owner-occupied, significantly dependent on the financial health of the borrower. Part of our rental CRE consists of traditional office space. The COVID pandemic disrupted traditional office space demand and utilization. It is highly uncertain what demand and utilization likely will be once that disruption fully ends.
The consumer real estate portfolio contains a number of concentrations which affect credit risk assessment of the portfolio.

37	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

•Product concentration. The consumer real estate portfolio consists primarily of consumer installment loans, and much of the remainder consists of home equity lines of credit.
•Collateral concentration. This entire category is secured by residential real estate. Approximately 89% of the consumer real estate portfolio consists of loans secured on a first-lien basis.
•Geographic concentration. At year end, about 62% of the consumer real estate portfolio related to clients in three states: Florida, Tennessee, and Texas.
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
Volatility in the oil and gas industry can impact us. At year-end, approximately 2% of our total loans were directly related to the oil and gas industry. In addition to general credit and other risks mentioned elsewhere in this Item 1A, these businesses and their related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. The shifting balance between demand and supply is expressed most simply in prices. Significant oil-price volatility, such as that experienced in 2020-22, can and often does impact our overall business in this industry by increasing provisioning and charge-offs, and by reducing demand for loans. Another set of risks specific to that industry relate to environmental concerns, including the risks of increased regulation or other governmental intervention, and the risks of adverse changes in consumption habits or public perceptions generally.
Additional information concerning credit risks and our management of them is set forth under the caption Asset Quality beginning on page 65 of our 2023 MD&A (Item 7).
Service Risks
We provide a wide range of services to clients, and the provision of these services may create claims against us that we provided them in a manner that harmed the client or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions Operational Risk Management and Compliance Risk Management, beginning on page 85 of our 2023 MD&A (Item 7).
Regulatory, Legislative, & Legal Risks
The regulatory environment continues to be challenging. We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.
We are subject to many banking, deposit, insurance, securities brokerage and underwriting, investment management, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation within Item 1 of this report, beginning on page 19, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business
, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways.
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

38	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

starts on page 19. Pressures to maintain appropriate capital levels and address business needs in a changing economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.
Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action (PCA) within the Supervision & Regulation section of Item 1 which starts on page 19; under the captions Capital, Capital Risk Management and Adequacy, and Market Uncertainties and Prospective Trends beginning on pages 77, 85, and 92, respectively, of our 2023 MD&A (Item); and under the caption Regulatory Capital in Note 12—Regulatory Capital and Restrictions, beginning on page 154 of our 2023 Financial Statements (Item 8).
Regulation of banks is tiered based on asset size; we are close to reaching $100 billion, which is the next tier above us. Regulatory restrictions and costs tend to increase based on asset tier. The two most significant impacts on us of crossing the $100 billion threshold are: becoming subject to Category IV enhanced prudential standards; and becoming at-risk for being subject to a liquidity coverage ratio requirement. Compliance costs associated with those and other over-$100-billion regulations are expected to be significant. New regulations proposed in 2023 would substantially increase capital and other requirements, various restrictions, and costs. Moreover, we expect that a significant portion of those compliance costs, with or without the new regulations, will need to be borne as we approach the $100 billion tier, rather than commence abruptly when we enter the tier, as we upgrade compliance systems, processes, and staffing before they are fully needed. Additional information concerning these risks, which is incorporated into this Item 1A by this reference, appears in: the Supervision & Regulation section of Item 1 which starts on page 19; and under the caption Other Regulatory Proposals within the section captioned Market Uncertainties and Prospective Trends beginning on page 92 of our 2023 MD&A (Item 7).
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
Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption Pre-2009 Mortgage Business Risks beginning on page 46; under the captions Repurchase Obligations, Market Uncertainties and Prospective Trends, and Contingent Liabilities beginning on pages 91, 92, and 98, respectively, of our 2023 MD&A (Item 7); and under the caption Contingencies in Note 16—Contingencies and Other Disclosures, beginning on page 162 of our 2023 Financial Statements (Item 8).
Political dysfunction and volatility within the federal government, both at the regulatory and Congressional levels, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant impacts on our business and financial performance, as well as that of our commercial clients. Moreover, political conflict within and among branches of government, and within and among government agencies, can rise to a level where day-to-day functions could be interrupted or impaired.
Data privacy is becoming a major political concern. The laws governing it are new, and are likely to evolve and expand. Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and have the ability to analyze that

39	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Public expectations concerning corporate controls on emissions of carbon dioxide, methane, and other greenhouse gases could increase our operating costs in the future without a corresponding increase in revenue, could curtail some aspects of our business, or both. At present, federal environmental regulations do not require us to monitor the direct or indirect greenhouse gas emissions associated with building, operating, or maintaining our physical facilities, nor are we taxed or fined in relation to those emissions, because such gases generally are not considered to be pollutants under U.S. federal law. Changing expectations could pressure us to physically measure, monitor, and curtail direct emissions and to estimate indirect emissions or impacts, and eventually could result in legal requirements to take those actions or to pay for measured or estimated emissions. For example, we engage a third party to estimate our Scope 1 and 2 location-based emissions, even though not legally required. Whether or not legally required, any such actions that we take increase our operating costs. In addition, such expectations could pressure us to re-evaluate business relationships with certain clients, or groups of clients, that have suboptimal reputations for emissions.
Recent state laws and federal disclosure proposals concerning greenhouse gas (GHG) emissions could impose significant additional costs upon us. In 2023 the state of California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The U.S. Securities and Exchange Commission ("SEC") has proposed, but not yet adopted, rules that would require all U.S. companies with publicly-traded securities to report annually their GHG emissions and related climate-oriented information. If applicable to us, direct compliance costs will include creating systems to measure or estimate and capture relevant data, staffing, and engagement of vendors, including a firm to provide required assurances (somewhat analogous to a financial statement auditor). Potentially of more significance: obtaining data could, depending upon how the new regimes are implemented, require us to obtain GHG-related information from clients, including clients that are not public companies and that do no business in California. If so, effectively we could be required to impose costs and/or inconveniences on clients. Other banks in our markets, particularly those that are both private and not doing business in California, could provide financial services without those requirements, putting us at a competitive disadvantage. Additional information concerning these risks, which is incorporated into this Item 1A by this reference, appears under the caption Greenhouse Gas (GHG) Reporting Regimes within the section captioned Market Uncertainties and Prospective Trends beginning on page 92 of our 2023 MD&A (Item 7).
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

40	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

We have also focused on the economic profit generated by our business activities and prospects. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher risk-adjusted (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment and utilization of resources. Economic profit analysis involves judgment regarding capital allocation and risk. Mistakes in those judgments could result in a mis-allocation of resources and diminished profitability over the long run.
Despite our efforts, our costs could rise due to adverse structural changes, market shifts, or inflationary pressures. For example: in 2021 and 2022, compensation costs rose markedly due to high-demand/low-supply circumstances beyond our control.
Regulatory compliance expense will increase substantially when we reach $100 billion in assets, which is the next regulatory tier above us now. Moreover, we expect such costs to increase significantly as we approach that size. Additional information concerning these expenses appears in Regulatory, Legislative, and Legal Risks within this Item 1A beginning on page 38.
Geographic Risks
We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the south-eastern and south-central U.S. states where we do most of our regional banking business. If those regions of the U.S. were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: earthquakes in Memphis; hurricanes in Florida, Louisiana, the Carolina coasts, or the Texas coast; a major change in national health insurance laws impacting our healthcare-industry clients in middle Tennessee; and automotive industry plant closures.
Significant cost increases and uncertainties impacting clients and communities in our coastal markets may jeopardize the substantial growth trends of those markets. A significant part of our growth prospects are concentrated in the major gulf coast markets and several markets on the southern Atlantic seacoast of the U.S. Many of our fastest growing markets, including most significantly those in Florida, can be impacted significantly by hurricanes and other severe coastal weather events. As those markets grow, our economic commitment to them grows, as does our financial exposure to those events.
In 2023 and this year it has been widely reported that the economic costs of hurricane events in the U.S. gulf and southern Atlantic coastal areas have been rising significantly. We believe that rising costs are directly related to growth in those areas.
For example, much of the growth in Florida has been along the coasts moving out from older cities. A gulf coast hurricane 50 or 60 years ago had a fair chance of making landfall in a relatively unpopulated area. Now, the chances of directly hitting a population center are much higher, the average population in that center is much higher, and the average value per building is much higher.
The reported significant increase in casualty risks and costs is being reflected in property insurance practices which currently are in significant flux. The insurance industry is being forced to revise its risk assessment and premium pricing practices in coastal areas as loss experience has deviated from earlier predictions, sometimes badly. In Florida, for example, some smaller carriers have failed, some larger carriers have left markets, and remaining carriers have significantly increased the premiums of hurricane-related insurance, narrowed coverage, or both.
Coastal states such as Florida and Louisiana have created last-resort insurance pools for residents who cannot obtain or afford private property insurance. However, as the costs borne by those pools increase, either the premiums will have to rise or general taxation will have to cover the difference. In addition, those programs generally do not help business clients.
State and local building and water-control codes are being revised, but often unevenly and often not retroactive to pre-existing structures and developments. The current transition period could be lengthy.
The availability, reliability, and cost of adequate property insurance is a significant concern for us as well as our clients in affected markets. Instability in property insurance has made, and will continue to make, our business decisions more difficult. That instability increases our risks of loan loss and business downturn.
More fundamentally, elevated insurance and casualty costs blunt a key factor driving growth in many of these high-growth markets: lower costs of living. If market growth slows, our business will be impacted.
Additional information concerning these risks, which is incorporated into this Item 1A by this reference, appears under the caption Coastal Market Growth and Rising Costs within the section captioned Market Uncertainties and Prospective Trends beginning on page 92 of our 2023 MD&A (Item 7).

41	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Liquidity & Funding Risks
Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, may materially and adversely affect our businesses, results of operations, financial condition, and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2023 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.
Deposits traditionally have provided our most affordable funds and deposits by far are the largest portion of our funding. However, deposit trends can shift with economic conditions and with public perception of risk in the banking industry or of risk in our Bank in particular. That shift can be sudden and extreme. If public confidence fails, deposit levels in our Bank could fall, perhaps fairly quickly if a tipping point is reached, as depositors seek safety and are able to move their funds rapidly. In the mildest version of this scenario, we could be forced to raise interest we pay on our deposits, raising costs appreciably. In a severe case, deposit flight could render the Bank insolvent.
In the first half of 2023, actual events resulted in many of these impacts. Three large U.S. regional banks failed, largely as a result of massive deposit run-off. Along with

42	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

most other regional banks, we experienced significant but much more modest levels of run-off. We believe significant portions of the outgoing deposits transferred either to a few of the very largest U.S. banks or to money market funds which, though not FDIC insured, are supported by U.S. Treasury debt.
We countered our 2023 outflows with a significant deposit campaign. Our 2023 campaign was successful, but at the cost of significant increases in deposit rates. Fortunately, our new deposits were substantial enough to allow us to reduce borrowings. Also, the campaign's "promotional" rates for accounts started to revert to more typical rate levels late in 2023 which, though higher than in 2022, should reduce overall deposit costs in 2024.
In the aftermath of the 2023 bank failures, the following factors appear to have been key to institutional risk: deposits not insured by FDIC insurance were much more likely to depart rapidly when risk perceptions changed suddenly; deposit clients who were not traditional clients with primary banking relationships were much more likely to depart rapidly; and deposits concentrated in fewer, high-balance accounts (with FDIC insurance coverage on only a small portion of the balances) were much more likely to depart rapidly than deposits spread among many more-typical clients and accounts. All banks, including our Bank, faced all three of these factors to an extent. Banks with higher-than-usual levels of one or more of these factors tended to be more strongly impacted by the banking crisis events in the first half of 2023.
Deposit levels may be affected, fairly quickly, by changes in monetary policy. The Federal Reserve currently has paused its 2022-23 tightening policy. The Federal Reserve has indicated it intends to consider whether and when to cut short-term rates in 2024 based on economic events during the year, including inflationary pressures, employment data, and overall economic activity. Additional information concerning monetary policy changes appears under the caption Risks Associated with Monetary Events beginning on page 34 within this Item 1A, and under the caption Federal Reserve Policy in Transition within the Market Uncertainties and Prospective Trends section of 2023 MD&A (Item 7), which begins on page 92.
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
Continued availability of Federal Home Loan Bank funding depends on policies set by the federal government and, ultimately, by the U.S. Congress; for that reason, long-term continuation of current programs is beyond our control. We have and use credit facilities with one of the Federal Home Loan Banks. Those facilities provide funding quickly when we need it, up to program limits. The curtailment or elimination of our access to Federal Home Loan Bank programs would significantly alter how we plan for and manage routine and contingency funding situations.
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
A number of more general factors could make funding more difficult, more expensive, or unavailable on affordable terms. These include, but are not limited to, our financial results, organizational or political changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. For additional information concerning these risks, see Interest Rate and Yield Curve Risks beginning on page 44.
Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our fixed income business. As a result, disruptions in those areas may adversely impact our earnings in that business unit.

43	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Credit Ratings
Our credit ratings directly affect the availability and cost of our unsecured funding. Our holding company (the Corporation) and our Bank currently receive ratings from rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Fitch Ratings, is considered investment grade for many purposes. At December 31, 2023, both rating agencies rated the unsecured senior debt of the Corporation and of the Bank as investment grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.
Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business have internal policies restricting the business that can be done with financial institutions, such as the Bank, that have credit ratings lower than a certain threshold.
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
A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve is a reflection of interest rates, at various maturities, applicable to assets and liabilities. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare, but has happened several times in the past few years. In fact inversion has been continuous since the second half of 2022 through early 2024. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business. During late 2022 our net interest margin overall did not compress, but actually expanded, as we were able to increase average loan rates faster than average funding rates. In 2023, our net interest margin compressed throughout much of the year as funding costs accelerated, but still expanded on a full year basis compared to 2022. Although compression eased late in 2023, margins are likely to continue below late 2022 levels as long as the yield curve remains inverted.
Market-indexed deposit products are very sensitive to changes in short-term rates, and our use of them increases our exposure to such changes. If market rates rise, an increase in those deposit rates may be necessary before we are able to effect similar increases in loan rates. Generally, we try to moderate our use of these products when rates are rising.
Expectations by the market regarding the direction of future interest rate movements can impact the demand for and value of our fixed income investments, and can impact the revenues of our fixed income business. This risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain.
Over a business cycle period of many years, substantial revenue reduction in fixed income is unavoidable during the "down" part of the cycle. The most recent revenue reduction started in 2022, and we cannot predict when it will end.

44	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Asset Inventories & Market Risks
The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to clients, and we are exposed to certain market risks attributable principally to interest rate risk and credit risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.2 billion for 2023 and $1.4 billion for 2022. Average fixed income trading liabilities (short positions) were $301 million and $480 million for 2023 and 2022, respectively. Average loans held for sale in our fixed income business were $552 million and $693 million for 2023 and 2022, respectively. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Market Risk Management beginning on page 82 of our 2023 MD&A (Item 7).
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

45	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

For example, by late 2022 consumer mortgage refinancings fell to extremely low levels. These impacts largely continued throughout 2023. Although lower mortgage rates in the future, if and when they occur, should moderate these impacts, it is very unlikely that the low rate environment of 2020-21 will return. Additional information concerning rates and their impacts upon us is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 16; in Risks Associated with Monetary Events beginning on page 34; in Interest Rate and Yield Curve Risks beginning on page 44; and under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of our 2023 MD&A (Item 7), beginning on page 92.
We have contractual risks from our mortgage business. Our traditional mortgage business primarily consists of helping clients obtain home mortgages which we sell, rather than hold, or which qualify for a government-guarantee program. The mortgage terms conform to the requirements of the mortgage buyers or government agencies, and we make representations to those buyers or agencies concerning conformity of each mortgage at origination. Although the buyers and agencies generally take the risk that a mortgage defaults, we retain the risk that our representations were materially incorrect. In such a case, the buyer or agency generally has the power to force us to take the loan back for its face value, or to make the buyer or agency whole for its loss.
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
The mortgage servicing business creates regulatory risks. Servicing requires continual interaction with consumer clients. Federal, state, and sometimes local laws regulate when and how we interact with consumer clients. The requirements can be complex and difficult for us to administer, especially if a client experiences difficulty with the mortgage loan. Failure to follow the applicable rules can result in significant penalties or other loss for us.
Pre-2009 Mortgage Business Risks
We have risks from the mortgage-related businesses that legacy First Horizon exited in 2008, including mortgage loan repurchase and loss-reimbursement risk, and claims of non-compliance with contractual and regulatory requirements. In 2008 we exited our national mortgage and related lending businesses. We retain the risk of liability to clients and contractual parties with whom we dealt in the course of operating those businesses.
Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions Repurchase Obligations beginning on page 91, and Contingent Liabilities beginning on page 98, of our 2023 MD&A (Item 7); and under the captions Exposures from pre-2009 Mortgage Business and Mortgage Loan Repurchase and Foreclosure Liability, both within Note 16—Contingencies and Other Disclosures of our 2023 Financial Statements (Item 8), which Note begins on page 162.
Accounting Risks
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant estimates that affect the financial statements. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherently uncertain nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.
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

46	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
One such accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially impacts the measurement and recognition of credit losses for certain assets, including most loans. Under ASU 2016-13, when we make or acquire a new loan, we are required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter that the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods that incorporate macroeconomic forecasts and our experience with other, similar loans. In contrast, the pre-2020 accounting standard delayed recognition until loss was “probable” (very likely). We adopted ASU 2016-13 and CECL accounting starting in 2020, with the impact on regulatory capital having a phase-in period. Starting in 2020, recognition of estimated credit loss was significantly accelerated compared to pre-CECL practice, which was aggravated by the actual and projected effects of the pandemic. That acceleration could happen again, especially if a recession occurs or is expected to occur. Additional information concerning ASU 2016-13 appears in Note 1—Significant Accounting Policies within our 2023 Financial Statements (Item 8) beginning on page 115, and in Item 1 under the caption CECL Accounting and COVID-19 within the section entitled Significant Business Developments
Over Past Five Years, which begins on page 10, all of which information is incorporated into this Item 1A by reference.
In comparison with former (pre-2020) standards, CECL accounting tends to: result in a significant increase in our provision for credit losses (expense) and allowance (reserve) during any period of loan growth, including organic growth and growth created by acquisition or merger; through increased provision, adversely impact our earnings and, correspondingly, our regulatory capital levels; and enhance volatility in loan loss provision and allowance levels from quarter to quarter and year to year, especially during times when the economy is in transition or experiencing significant volatility. Moreover, CECL creates an incentive for banks to reduce new lending in the “down” part of the economic cycle in order to reduce loss recognition and conserve regulatory capital. That perverse incentive could, nationwide, prolong a down cycle in the economy and delay a recovery.
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
Share Owning & Governance Risks
The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may become unable to pay dividends to us without regulatory approval. First Horizon Corporation primarily depends upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred shareholders, and to service our outstanding debt. Regulatory constraints might constrain or prevent the Bank from declaring and paying dividends to us in future years without regulatory approval. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $1.2 billion at January 1, 2024.
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

47	2023 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Our issuance of ordinary preferred stock raises regulatory capital without issuing or diluting common shares, but creates or expands our general obligation to pay all preferred dividends ahead of any common dividends. Currently we have six series of preferred stock outstanding, one issued by the Bank and five by First Horizon Corporation. Subject to capital needs and market conditions, additional series may be issued in the future.
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

48	2023 FORM 10-K ANNUAL REPORT

ITEM 1B. UNRESOLVED STAFF COMMENTS THRU ITEM 4. MINE SAFETY DISCLOSURES

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
The Cybersecurity Risk Management section within our 2023 MD&A (Item 7), beginning on page 86 of this report, is incorporated herein by reference.

Item 2.    Properties
We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations.
Our banking centers, our fixed income and capital markets offices, our wealth management offices, and our loan origination, processing, and other physical offices, in the aggregate, remain important to our ability to deliver financial services to a large portion of our clients. For many years, banking center usage by clients has slowly declined, and for many years we have consolidated banking center locations in response to changing utilization patterns. We expect that long-term trend to continue. Information concerning our business locations, including banking center and other client-facing facilities, at year-end 2023 is provided under the caption Principal Businesses, Brands, & Locations within the Our Businesses section of Item 1 of this report, which begins on page 6; that information is incorporated into this Item 2 by this reference.
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
At December 31, 2023, we believe our physical properties are suitable and adequate for the businesses we conduct.

Item 3.    Legal Proceedings
The Contingencies section from Note 16—Contingencies and Other Disclosures, beginning on page 162 of this report within our 2023 Financial Statements (Item 8), is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

49	2023 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Supplemental Part I Information
Executive Officers of the Registrant
The following is a list of our executive officers, as defined by Securities and Exchange Commission rules, along with certain supplemental information, all presented as of February 20, 2024. The executive officers generally are elected at the April meeting of our Board of Directors for a term of one year and until their successors are elected and qualified.
Mr. Jordan has an Employment Agreement with us. Under it, Mr. Jordan will continue to be employed as President and Chief Executive Officer for a term expiring August 3, 2028. Mr. Jordan’s employment will terminate when that term expires unless the parties mutually agree later to extend the term. Our mandatory retirement policy is waived during the Employment Agreement's term.

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Terry L. Akins Age: 60
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

Elizabeth A. Ardoin Age: 54
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

Hope Dmuchowski Age: 45 Principal Financial Officer
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

Jeff L. Fleming Age: 62 Principal Accounting Officer
Executive Vice President—Chief Accounting Officer and Corporate Controller of First Horizon & the Bank (2012)
Mr. Fleming assumed the role of Executive Vice President—Chief Accounting Officer and Corporate Controller in 2012. Previously, starting in 1984, he held several positions with us, most recently (before his current role) Executive Vice President—Corporate Controller (2010-2011).

D. Bryan Jordan Age: 62 Principal Executive Officer
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

50	2023 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
Tammy S. LoCascio Age: 55
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

David T. Popwell Age: 64
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

Anthony J. Restel Age: 54
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

Susan L. Springfield Age: 59
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
Dane P. Smith
Senior Vice President
Corporate Treasurer

51	2023 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock; Common Shareholders
Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN. At December 31, 2023, there were approximately 8,712 shareholders of record of our common stock.
Sales of Unregistered Common and Preferred Stock
Common Stock. Not applicable.
Preferred Stock. Not applicable.
Repurchases by Us of Our Common Stock
Under authorizations from our Board of Directors, we may repurchase common shares from time to time for general purposes and for our compensation plans, subject to market conditions, accumulation of excess equity, prudent capital management, and legal and regulatory restrictions. We evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders.
Additional information concerning repurchase activity during the final three months of 2023 is presented in Tables 7.20a and 7.20b, and the surrounding notes and other text under the caption Common Stock Purchase Programs beginning on page 79 of our 2023 MD&A (Item 7), which information is incorporated herein by this reference.
Total Shareholder Return Performance Graph
The “Total Shareholder Return 2018-2023” performance graph appearing on the next page, along with Table 5.1, is “furnished” and not “filed” as part of this report, and is not deemed to be soliciting material. Notwithstanding anything to the contrary set forth in this report or in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this report in whole or in part, neither the “Total Shareholder Return 2018-2023” performance graph nor Table 5.1 shall be incorporated by reference into any such filings.
The “Total Shareholder Return 2018-2023” performance graph compares the yearly percentage change in our cumulative total shareholder return with returns based on the Standard and Poor’s 500 and Keefe, Bruyette & Woods (KBW) Regional and Nasdaq Bank Indices. The graph assumes $100 is invested on December 31, 2018 and dividends are reinvested. Returns are market-capitalization weighted.
At year-end 2019 and earlier, FHN was included in the KBW Regional Bank Index. At year-end 2020 and later, FHN is included in the KBW Nasdaq Bank Index. The change in index resulted from the merger of equals in 2020 between FHN and IBERIABANK Corporation.

52	2023 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

At year-end 2022, FHN's stock price was significantly boosted by the then-pending acquisition of FHN by TD for an all-cash purchase price of over $25 per FHN share.
After TD was unable to obtain regulatory approval, the TD Transaction was terminated by the parties in May 2023.

Table 5.1
TOTAL SHAREHOLDER RETURN DATA

	2018	2019	2020	2021	2022	2023
First Horizon Corporation (FHN)	$100.00	$130.43	$106.73	$141.55	$217.90	$131.82
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
KBW Regional Bank Index (KRX)	100.00	123.87	113.11	154.57	143.87	143.30
KBW Nasdaq Bank Index (BKX)	100.00	136.12	122.09	168.90	132.76	131.58
Data source: Bloomberg

Item 6.    [Reserved]

53	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 7 TOPICS

54	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Introduction
First Horizon Corporation (NYSE common stock trading symbol “FHN”) is a financial holding company headquartered in Memphis, Tennessee. FHN’s principal subsidiary, and only banking subsidiary, is First Horizon Bank. Through the Bank and other subsidiaries, FHN offers commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, capital markets, fixed income, and mortgage banking services.
At December 31, 2023, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, as well as with the other information contained in this report.
Executive Overview
Significant Events and Transactions
TD Merger Termination
On February 27, 2022, FHN entered into an Agreement and Plan of Merger (the TD Merger Agreement) with The Toronto-Dominion Bank, a Canadian chartered bank (TD), and certain TD subsidiaries. On May 4, 2023, FHN and TD mutually terminated the TD Merger Agreement. Under the terms of the termination agreement, TD made a $200 million cash payment to FHN, in addition to the $25 million fee reimbursement due to FHN pursuant to the TD Merger Agreement. Of the $200 million cash payment, FHN contributed $50 million to the First Horizon Foundation.
FDIC Special Assessment
In November 2023, the FDIC approved a final rule to implement a special assessment on banks to replenish the deposit insurance fund in connection with the three large bank failures in 2023. The special assessment will be 13.4 basis points per year imposed on certain deposits over eight quarters, starting with the first quarterly assessment period of 2024. FHN recognized an estimated expense of $68 million for the entire assessment in the fourth quarter of 2023.
2023 Financial Performance Summary
FHN reported net income available to common shareholders of $865 million, or $1.54 per diluted share, compared to net income of $868 million, or $1.53 per diluted share in 2022.
Net interest income of $2.5 billion increased $148 million from 2022 largely driven by higher earning asset yields and loan growth, partially offset by higher funding costs. The net interest margin increased 32 basis points to 3.42% compared to 3.10% in 2022.
Provision for credit losses increased to $260 million compared to of $95 million in 2022, largely driven by loan growth, an uncertain macroeconomic outlook, and modest grade migration. Net charge-offs were $170 million compared to $59 million in 2022, largely reflecting the impact of an idiosyncratic credit loss on a single relationship.
Noninterest income of $927 million increased $112 million from 2022, largely driven by the gain on merger termination partially offset by lower fixed income and mortgage banking and title income.
Noninterest expense of $2.1 billion increased $126 million from 2022, largely attributable to the FDIC special assessment and the contribution to the First Horizon Foundation discussed above.
Period-end loans and leases of $61.3 billion increased $3.2 billion from December 31, 2022 reflecting commercial loan growth of $1.8 billion, or 4%, and consumer loan growth of $1.4 billion, or 10%.
Period-end deposits of $65.8 billion increased $2.3 billion, or 4%, from December 31, 2022 driven by an $8.6 billion increase in interest-bearing deposits offset by a $6.3 billion decrease in noninterest-bearing deposits.
Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2023 were 12.42% and 13.96%, respectively, compared to 11.92% and 13.33% at December 31, 2022. The CET1 ratio was 11.40% at December 31, 2023 compared to 10.17% at December 31, 2022.

55	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.1
KEY PERFORMANCE INDICATORS

	For the years ended December 31,
(Dollars in millions, except per share data)	2023	2022	2021
Pre-provision net revenue (a)	$1,388	$1,254	$974
Diluted earnings per common share	$1.54	$1.53	$1.74
Return on average assets (b)	1.12%	1.08%	1.15%
Return on average common equity (c)	11.01%	11.81%	12.53%
Return on average tangible common equity (a) (d)	14.11%	15.58%	16.46%
Net interest margin (e)	3.42%	3.10%	2.48%
Noninterest income to total revenue (f)	26.82%	24.99%	34.77%
Efficiency ratio (g)	59.90%	61.24%	68.56%
Allowance for loan and lease losses to total loans and leases	1.26%	1.18%	1.22%
Net charge-offs (recoveries) to average loans and leases	0.28%	0.11%	—%
Total period-end equity to period-end assets	11.38%	10.83%	9.53%
Tangible common equity to tangible assets (a)	8.48%	7.12%	6.73%
Cash dividends declared per common share	$0.60	$0.60	$0.60
Book value per common share	$15.17	$13.48	$14.39
Tangible book value per common share (a)	$12.13	$10.23	$11.00
Common equity Tier 1	11.40%	10.17%	9.92%
Market capitalization	$7,913	$13,159	$8,713
(a)Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table 7.28.
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
Results of Operations—2023 compared to 2022
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
Net interest income of $2.5 billion in 2023 increased $148 million, or 6%, from 2022. The increase was largely driven by higher earning asset yields and loan growth partially offset by higher funding costs.
FHN's net interest margin increased 32 basis points to 3.42% in 2023 compared to 2022 while the net interest spread decreased 41 basis points to 2.44% over the same period. The net interest margin was favorably impacted by a 203 basis point increase in earning asset yields, largely reflecting the impact of higher interest rates and lower levels of excess cash. In addition, the tax-equivalent adjustment was favorably impacted by higher rates on floating rate tax-free commercial loans. The cost of interest-bearing liabilities increased 244 basis points largely driven by higher deposit costs.
Total average earning assets decreased $2.8 billion in 2023 largely from a decrease in interest-bearing deposits with banks partially offset by an increase in loans and leases. Total average interest-bearing liabilities increased $4.3 billion driven by increases in short-term borrowings and interest-bearing deposits.
The following table presents the major components of net interest income and net interest margin:

56	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.2
AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS/RATES

(Dollars in millions)	2023			2022			2021
Assets:	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Loans and leases:
Commercial loans and leases	$46,175	$2,958	6.41%	$43,691	$1,823	4.18%	$44,325	$1,498	3.38%
Consumer loans	13,994	630	4.48	12,261	479	3.89	11,973	469	3.92
Total loans and leases	60,169	3,588	5.96	55,952	2,302	4.11	56,298	1,967	3.49
Loans held for sale	664	51	7.71	884	39	4.41	956	33	3.44
Investment securities	9,912	250	2.52	9,976	200	2.01	8,623	123	1.43
Trading securities	1,179	78	6.62	1,438	58	4.04	1,366	30	2.17
Federal funds sold	61	4	5.56	191	4	2.09	37	—	0.15
Securities purchased under agreements to resell (a)	318	15	4.81	522	6	1.12	584	—	(0.09)
Interest-bearing deposits with banks	2,504	130	5.20	8,672	87	1.00	13,123	17	0.13
Total earning assets / Total interest income	$74,807	$4,116	5.50%	$77,635	$2,696	3.47%	$80,987	$2,170	2.68%
Cash and due from banks	1,012			1,217			1,261
Goodwill and other intangible assets, net	1,720			1,777			1,836
Premises and equipment, net	596			636			712
Allowance for loan and lease losses	(740)			(648)			(834)
Other assets	4,288			3,600			3,647
Total assets	$81,683			$84,217			$87,609

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$23,547	$679	2.88%	$24,292	$94	0.39%	$27,283	$36	0.13%
Other interest-bearing deposits	15,300	351	2.30	15,641	72	0.47	15,688	20	0.13
Time deposits	6,095	236	3.87	2,963	18	0.60	4,281	25	0.57
Total interest-bearing deposits	44,942	1,266	2.82	42,896	184	0.43	47,252	81	0.17
Federal funds purchased	349	18	5.12	699	11	1.56	949	1	0.12
Securities sold under agreements to repurchase	1,426	52	3.66	881	7	0.77	1,235	4	0.30
Trading liabilities	301	12	4.16	480	12	2.56	540	6	1.11
Other short-term borrowings	2,688	140	5.19	229	5	2.26	124	—	0.09
Term borrowings	1,335	72	5.39	1,596	72	4.51	1,645	72	4.37
Total interest-bearing liabilities / Total interest expense	$51,041	$1,560	3.06%	$46,781	$291	0.62%	$51,745	$164	0.32%
Noninterest-bearing deposits	19,341			26,851			25,879
Other liabilities	2,396			2,006			1,506
Total liabilities	72,778			75,638			79,130

Shareholders' equity	8,610			8,284			8,184
Noncontrolling interest	295			295			295
Total shareholders' equity	8,905			8,579			8,479
Total liabilities and shareholders' equity	$81,683			$84,217			$87,609

Net earnings assets / Net interest income (TE) / Net interest spread	$23,766	$2,556	2.44%	$30,854	$2,405	2.85%	$29,242	$2,006	2.36%
Taxable equivalent adjustment		(16)	0.98		(13)	0.25		(12)	0.12
Net interest income / Net interest margin (b)		$2,540	3.42%		$2,392	3.10%		$1,994	2.48%

(a) Negative yield is driven by negative market rates on reverse repurchase agreements.
(b) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21%, and where applicable, state income taxes.

57	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate.

Table 7.3
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due to (a)			Increase (Decrease) Due to (a)
(Dollars in millions)	Rate (b)	Volume (b)	Total	Rate (b)	Volume (b)	Total
Interest income:
Loans and leases (c)	$1,101	$185	$1,286	$347	$(12)	$335
Loans held for sale	24	(12)	12	9	(3)	6
Investment securities (c)	51	(1)	50	56	21	77
Trading securities	32	(12)	20	27	1	28
Other earning assets:
Federal funds sold	3	(3)	—	3	1	4
Securities purchased under agreements to resell	13	(4)	9	6	—	6
Interest-bearing deposits with banks	143	(100)	43	77	(8)	69
Total other earning assets	159	(107)	52	86	(7)	79
Total change in interest income - earning assets	$1,367	$53	$1,420	$525	$—	$525
Interest expense:
Interest-bearing deposits:
Savings	$588	$(3)	$585	$63	$(5)	$58
Other interest-bearing deposits	280	(1)	279	53	(1)	52
Time deposits	183	35	218	1	(8)	(7)
Total interest-bearing deposits	1,051	31	1,082	117	(14)	103
Federal funds purchased	15	(8)	7	10	—	10
Securities sold under agreements to repurchase	39	6	45	4	(1)	3
Trading liabilities	6	(6)	—	7	(1)	6
Other short-term borrowings	15	120	135	5	—	5
Term borrowings	13	(13)	—	2	(2)	—
Total change in interest expense - interest-bearing liabilities	1,139	130	1,269	145	(18)	127
Net interest income, taxable-equivalent	$228	$(77)	$151	$380	$18	$398

(a)     The changes in interest due to both rate and volume have been allocated to change due to rate and change due to volume in proportion to the absolute amounts of the changes in each.
(b)    Variances are computed on a line-by-line basis and are non-additive.
(c)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, and where applicable, state income taxes.

58	2023 FORM 10-K ANNUAL REPORT

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
Provision for credit losses increased to $260 million in 2023, compared to $95 million in 2022. The increase in provision during 2023 was reflective of loan growth, macroeconomic uncertainty, and modest grade migration. Net charge-offs were $170 million in 2023 compared to $59 million in 2022. The higher level of net charge-offs in 2023 largely reflects the impact of a $72 million idiosyncratic credit loss on a single relationship in the third quarter.
For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table 7.4
NONINTEREST INCOME

				2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Noninterest income
Deposit transactions and cash management	$179	$171	$175	$8	5%	$(4)	(2)%
Fixed income	133	205	406	(72)	(35)	(201)	(50)
Brokerage, management fees and commissions	90	92	88	(2)	(2)	4	5
Card and digital banking fees	77	84	78	(7)	(8)	6	8
Other service charges and fees	54	54	44	—	—	10	23
Trust services and investment management	47	48	51	(1)	(2)	(3)	(6)
Mortgage banking and title income	23	68	154	(45)	(66)	(86)	(56)
Gain on merger termination	225	—	—	225	100	—	—
Securities gains (losses), net	(4)	18	13	(22)	(122)	5	38
Other income	103	75	67	28	37	8	12
Total noninterest income	$927	$815	$1,076	$112	14%	$(261)	(24)%

NM – Not meaningful
Noninterest income of $927 million increased $112 million from $815 million in 2022, largely driven by the gain on merger termination partially offset by declines in fixed income and mortgage banking and title income. Noninterest income represented 27% and 25% of total revenue for 2023 and 2022, respectively.
Fixed income declined $72 million, or 35%, for 2023 compared to 2022. Fixed income product revenue decreased $62 million, largely driven by less favorable market conditions. Revenue from other products decreased $10 million, largely driven by lower fees from loan and derivative sales in addition to lower fees from investment advisory services.
Mortgage banking and title income of $23 million decreased $45 million from $68 million in 2022 largely driven by the divestiture of the title services business in third quarter 2022 and lower origination volume given the impact of higher long-term rates. Results in 2022 also reflected a $12 million gain on sale of mortgage servicing rights.
Deferred compensation income (included in other income) increased $35 million in 2023, reflecting fluctuations in equity market valuations relative to the prior year. This increase is largely offset in noninterest expense.
In addition, other income included a gain of $9 million on the disposition of FHN Financial Main Street Advisors assets in 2023 and a gain of $22 million from the sale of the title services business in 2022.
Noninterest income results also reflect securities losses of $4 million in 2023 compared to gains of $18 million in 2022.

59	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented:
Table 7.5
NONINTEREST EXPENSE

				2023 vs. 2022		2022 vs. 2021
(Dollars in millions)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Noninterest expense
Personnel expense	$1,100	$1,101	$1,210	$(1)	—%	$(109)	(9)%
Net occupancy expense	123	128	137	(5)	(4)	(9)	(7)
Deposit insurance expense	122	32	24	90	281	8	33
Computer software	111	113	116	(2)	(2)	(3)	(3)
Operations services	87	87	80	—	—	7	9
Advertising and public relations	71	50	37	21	42	13	35
Contributions	61	7	14	54	771	(7)	(50)
Legal and professional fees	49	62	68	(13)	(21)	(6)	(9)
Contract employment and outsourcing	49	54	67	(5)	(9)	(13)	(19)
Amortization of intangible assets	47	51	56	(4)	(8)	(5)	(9)
Equipment expense	42	45	47	(3)	(7)	(2)	(4)
Communications and delivery	35	37	37	(2)	(5)	—	—
Impairment of long-lived assets	—	—	34	—	—	(34)	(100)
Other expense	182	186	169	(4)	(2)	17	10
Total noninterest expense	$2,079	$1,953	$2,096	$126	6%	$(143)	(7)%

NM - Not meaningful
Noninterest expense of $2.1 billion increased $126 million, or 6%, from 2022, largely driven by higher deposit insurance expense and contributions.
Personnel expense of $1.1 billion declined negligibly in 2023, reflecting lower incentive-based compensation expense offset by higher deferred compensation and regular salaries and benefits expense.
In November 2023, the FDIC approved a special assessment on banks to replenish the deposit insurance fund in connection with the three large bank failures in 2023. The special assessment will be collected at an annual rate of approximately 13.4 basis points imposed on certain deposits over an anticipated total of eight quarters, starting with the first quarterly assessment period of 2024. FHN recognized the entire assessment of
$68 million as an expense in the fourth quarter of 2023 when the FDIC published its final action.
The increase in contributions in 2023 was primarily related to the $50 million contribution made to the First Horizon Foundation from the $200 million cash payment received for the TD Merger termination.
Advertising and public relations expense increased $21 million from 2022, driven by a deposit campaign in the second quarter of 2023 and brand awareness initiatives.
The $13 million decline in legal and professional fees in 2023 was largely attributable to lower merger and integration related expense.
Total merger and integration expense was $51 million for 2023 compared to $136 million for 2022.
Income Taxes
FHN recorded income tax expense of $212 million in 2023 compared to $247 million in 2022, resulting in an effective tax rate of 18.8% and 21.3% respectively.
FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and tax credits and other tax benefits from tax credit investments. The effective rate is unfavorably affected by the non-deductible portions of: FDIC premium, executive compensation and merger expenses. FHN's effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations. The reduction in the rate from 2022 was primarily related to the benefit from the settlement of uncertain tax positions related to prior merger related items which was partially offset by the additional tax expense from the surrender of bank-owned life insurance policies.

60	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. FHN’s net DTA were $215 million and $313 million at December 31, 2023 and 2022, respectively.
As of December 31, 2023, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $32 million and $3 million, which will expire at various dates. Refer to Note 14 - Income Taxes for additional information.
FHN’s gross DTA after valuation allowance was $737 million and $761 million as of December 31, 2023 and 2022, respectively. Based on current analysis, FHN believes that its ability to realize the DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable states where it conducts business operations, FHN either files consolidated, combined, or separate returns. The statute of limitations for FHN’s consolidated federal income tax returns remains open for tax years 2020 through 2022. IBKC’s federal consolidated tax returns for 2016 – 2018 were audited by the IRS. The statute of limitations for those years was extended through October 2024 for purposes of an appeal which was settled in 2023. On occasion, as federal or state auditors examine the tax returns of FHN and its subsidiaries, FHN may extend the statute of limitations for a reasonable period. Otherwise, the statutes of limitations remain open only for tax years in accordance with federal and state statutes. See Note 14 - Income Taxes for additional information.
Business Segment Results
FHN's reportable segments include Regional Banking, Specialty Banking, and Corporate. See Note 19 - Business Segment Information for additional disclosures related to FHN's segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $1.3 billion in 2023 compared to $1.1 billion in 2022, an increase of $185 million, largely from a $390 million increase in revenue driven by higher net interest income. The increase in revenue was partially offset by a $130 million increase in provision for credit losses and a $75 million increase in noninterest expense.
Net interest income of $2.4 billion increased $400 million reflecting the benefit of higher interest rates and average loan balances, partially offset by higher funding costs.
The increase in the provision for credit losses largely reflected loan growth, macroeconomic uncertainty, and modest grade migration.
The increase in noninterest expense was largely driven by higher personnel, deposit insurance, advertising and public relations, and technology-related expenses.
Specialty Banking
Pre-tax income of $313 million in the Specialty Banking segment decreased $96 million compared to 2022 largely reflecting a $142 million decrease in revenue tied to lower fixed income, mortgage banking and title income, and net interest income. The decrease in revenue was partially offset by a decrease in noninterest expense.
Fixed income of $133 million decreased $72 million, largely driven by less favorable market conditions.
Mortgage banking and title income of $23 million decreased $45 million largely driven by the divestiture of the title services business in third quarter 2022 and lower origination volume given the impact of higher long-term rates. Results in 2022 also reflected a $12 million gain on sale of mortgage servicing rights.
Noninterest expense of $364 million decreased $82 million largely due to lower incentive-based compensation expense tied to the decline in fixed income and mortgage banking and title income.
Corporate
Pre-tax loss for the Corporate segment was $447 million for 2023 compared to $327 million for 2022.
Noninterest income increased $225 million largely driven by the gain on merger termination. Noninterest income results also reflect an increase of $35 million in deferred compensation income, lower securities gains of $22 million, and a $22 million gain on sale of the title business in 2022.
Noninterest expense of $414 million for 2023 increased $133 million compared to 2022 largely driven by higher deposit insurance expense, a $50 million contribution to the First Horizon Foundation, and higher personnel expense. Merger and integration expense was $51 million in 2023 compared to $136 million in 2022.

61	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Results of Operations—2022 compared to 2021
For a description of FHN's results of operations for 2022, see Results of Operations - 2022 compared to 2021 in Item 7 in the 2022 Form 10-K which is incorporated herein by reference.
Analysis of Financial Condition
Investment Securities
The following table presents the carrying value of securities by category as of December 31 for the years indicated:
Table 7.6
COMPOSITION OF SECURITIES PORTFOLIO

	2023		2022
(Dollars in millions)	Balance	Mix	Balance	Mix
Securities available for sale at fair value:
Government agency issued MBS and CMO	$6,630	68%	$7,076	69%
Other U.S. government agencies (a)	1,172	12	1,163	12
States and municipalities	589	6	597	6
Total securities available for sale	$8,391	86%	$8,836	87%
Securities held to maturity at amortized cost:
Government agency issued MBS and CMO	$1,323	14%	$1,371	13%

Total investment securities	$9,714	100%	$10,207	100%

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
Investment securities were $9.7 billion and $10.2 billion on December 31, 2023 and 2022, representing 12% and 13% of total assets, respectively. See Note 2 - Investment Securities for more information about the securities portfolio.
The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for the debt securities portfolio.

62	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.7
CONTRACTUAL MATURITIES OF INVESTMENT SECURITIES

	As of December 31, 2023
			After 1 year		After 5 years
	Within 1 year		Within 5 years		Within 10 years		After 10 years		Total
(Dollars in millions)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)
Securities available for sale:
Government agency issued MBS and CMO (a)	$29	2.30%	$980	1.86%	$1,060	2.22%	$5,479	2.07%	$7,548	2.34%
Other U.S. government agencies	—	—	12	1.70	219	1.98	1,090	2.97	1,321	3.04
States and municipalities	36	2.38	87	0.73	178	1.72	326	2.74	627	2.66
Total securities available for sale	$65	2.34%	$1,079	1.77%	$1,457	2.12%	$6,895	2.24%	$9,496	2.46%
Securities held to maturity:
Government agency issued MBS and CMO (a)	$—	—%	$148	3.56%	$170	3.44%	$1,005	2.73%	$1,323	2.91%
Total securities held to maturity	$—	—%	$148	3.56%	$170	3.44%	$1,005	2.73%	$1,323	2.91%

(a)    Represents government agency-issued mortgage-backed securities and collateralized mortgage obligations which, when adjusted for early paydowns, have an estimated average life of 5.6 years.
(b)    Weighted average yields were calculated using amortized cost on a fully-taxable equivalent basis, assuming a 24% tax rate where applicable.
Loans and Leases
Period-end loans and leases increased $3.2 billion, or 5%, to $61.3 billion as of December 31, 2023, driven by a $1.8 billion increase in commercial loans and a $1.4 billion increase in consumer loans. Average loans and leases increased to $60.2 billion in 2023 compared to $56.0 billion in 2022, primarily driven by a $2.5 billion increase in commercial loans and a $1.7 billion increase in consumer loans.
The following table provides detail regarding FHN's period-end loans and leases:

Table 7.8
 LOANS AND LEASES

(Dollars in millions)	2023	Percent of total	2023 Growth Rate	2022	Percent of total	2022 Growth Rate	2021	Percent of total	2021 Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$32,633	53%	3%	$31,781	55%	2%	$31,068	57%	(6)%
Commercial real estate	14,216	23	7	13,228	23	9	12,109	22	(1)
Total commercial	46,849	76	4	45,009	78	4	43,177	79	(5)
Consumer:
Consumer real estate	13,650	23	11	12,253	21	14	10,772	20	(8)
Credit card and other	793	1	(6)	840	1	(8)	910	1	(19)
Total consumer	14,443	24	10	13,093	22	12	11,682	21	(9)
Total loans and leases	$61,292	100%	5%	$58,102	100%	6%	$54,859	100%	(6)%

(a) Includes equipment financing loans and leases.

C&I loans increased 3%, or $852 million, from 2022, largely driven by growth in the real estate and rental and leasing and transportation and warehousing industry sectors, as well as diversified growth across multiple other industries. These increases were partially offset by a decline of $239 million in loans to mortgage companies.
Commercial real estate loans increased 7% to $14.2 billion in 2023, largely driven by growth in multi-family and industrial property loans. Consumer loans increased 10%, or $1.4 billion, from the end of 2022, largely driven by growth in real estate installment loans.

63	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides detail of the contractual maturities of loans and leases at December 31, 2023.
Table 7.9
CONTRACTUAL MATURITIES OF LOANS AND LEASES

(Dollars in millions)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 Years	After 15 Years	Total
Commercial, financial, and industrial	$6,864	$17,159	$7,666	$944	$32,633
Commercial real estate	2,641	8,691	2,834	50	14,216
Consumer real estate	74	241	1,369	11,966	13,650
Credit card and other	208	313	75	197	793
Total loans and leases	$9,787	$26,404	$11,944	$13,157	$61,292

For maturities over one year at fixed interest rates:
Commercial, financial, and industrial		$4,492	$5,211	$734	$10,437
Commercial real estate		2,441	1,129	36	3,606
Consumer real estate		181	1,180	3,325	4,686
Credit card and other		76	43	171	290
Total loans and leases at fixed interest rates		$7,190	$7,563	$4,266	$19,019

For maturities over one year at floating interest rates:
Commercial, financial, and industrial		$12,666	$2,456	$209	$15,331
Commercial real estate		6,250	1,705	15	7,970
Consumer real estate		60	188	8,641	8,889
Credit card and other		238	32	26	296
Total loans and leases at floating interest rates		$19,214	$4,381	$8,891	$32,486

Total maturities over one year		$26,404	$11,944	$13,157	$51,505

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
Loans Held for Sale
Loans held for sale primarily consists of government guaranteed loans under SBA and USDA lending programs.
Smaller amounts of other consumer and home equity loans are also included in loans HFS. Additionally, FHN's mortgage banking operations includes origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These non-conforming loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. For further detail, see Note 7 - Mortgage Banking Activity.
On December 31, 2023 and 2022, loans HFS were $502 million and $590 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million and $3 million for December 31, 2023 and 2022, respectively.

64	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of C&I loans and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans of 23% and 21% of total loans in 2023 and 2022, respectively. Industry concentrations are discussed under the C&I heading below.
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

65	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 53% and 55% of total loans and leases at December 31, 2023 and 2022, respectively. The C&I portfolio is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
Income-producing C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit approval roles on transaction sizes over PM authorization limits. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures of the borrowers, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Additionally, approval decisions consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon the determined credit risk specific to the individual borrower. Historically, these loans typically have had variable rates tied to the LIBOR or prime rate of interest plus or minus the appropriate margin. However, with the cessation of LIBOR, FHN no longer references LIBOR in new loan contracts, and substantially all of the existing portfolio of loans tied to LIBOR has been repriced to alternative reference rates.
The largest geographical concentrations of balances as of December 31, 2023 were in Tennessee (21%), Florida (13%), Texas (11%), North Carolina (7%), Louisiana (6%), Georgia (5%), and California (5%) with no other state representing 5% or more of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of December 31, 2023 and 2022. For purposes of this disclosure, industries are determined based on the NAICS industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 7.10a
C&I PORTFOLIO BY INDUSTRY

	December 31, 2023		December 31, 2022
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$4,083	12%	$4,120	13%
Real estate and rental and leasing (a)	3,858	12	3,277	10
Health care and social assistance	2,676	8	2,657	8
Accommodation and food service	2,288	7	2,238	7
Manufacturing	2,267	7	2,206	7
Wholesale trade	2,147	7	2,212	7
Loans to mortgage companies	2,019	6	2,258	7
Retail trade	1,866	6	1,835	6
Transportation and warehousing	1,580	5	1,432	4
Energy	1,293	4	1,364	4
Other (professional, construction, education, etc.) (b)	8,556	26	8,182	27
Total C&I loan portfolio	$32,633	100%	$31,781	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% for 2023.

66	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 18% and 20% of FHN’s C&I loan portfolio as of December 31, 2023 and 2022, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 12% and 10% of FHN's C&I portfolio as of December 31, 2023 and 2022, respectively. As of December 31, 2023, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 6% of the C&I portfolio as of December 31, 2023 and 7% of the C&I portfolio as of December 31, 2022. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise; in 2023, rates rose. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In 2023, approximately 90% of the loan originations were home purchases and 10% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 12% of the C&I portfolio as of December 31, 2023 compared to 13% at the end of 2022 and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of December 31, 2023, asset-based lending to consumer finance companies represents approximately $2.0 billion of the finance and insurance component.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 12% and 10% of FHN's C&I portfolio as of December 31, 2023 and 2022, respectively. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Commercial Real Estate
The CRE portfolio totaled $14.2 billion as of December 31, 2023, a $1.0 billion, or 7%, increase compared to December 31, 2022.
The CRE portfolio includes both financings for commercial construction and non-construction loans. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
Residential CRE loans include loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes, and on a limited basis, for developing residential subdivisions. The residential CRE class is not currently an area of growth for the bank.
Income-producing CRE loans
Income-producing CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are reviewed at least annually and revised as necessary based on market conditions. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios, and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value limits are set below regulatory prescribed ceilings and generally range between 50% and 80% depending on the underlying product set. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quality and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 15% of cost invested in a project before FHN will provide loan funding. Income properties are generally required to achieve a debt service coverage ratio greater than or equal to 1.25x at inception or stabilization of the project based on loan amortization and a minimum underwriting interest rate. Some product types that possess a greater risk profile require a higher level of equity, as well as a higher debt service coverage ratio threshold. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties, where applicable. A global cash flow analysis is performed at the sponsor level.
The credit administration and ongoing monitoring consists of multiple internal control processes. Construction loans are closed by a centralized control unit and construction loan management is administered centrally for loans $3 million and over. Underwriters and credit approval

67	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

personnel stress the borrower’s/project’s financial capacity utilizing numerous attributes such as interest rates, vacancy, capitalization rates, and debt service coverage ratios under various scenarios. Key information is captured from the various portfolios and then stressed at the aggregate level. Results are utilized to assist with the assessment of the adequacy of the ALLL and to steer portfolio management strategies.
The largest geographical concentrations of CRE balances as of December 31, 2023 were in Florida (27%), Texas (13%), North Carolina (12%), Georgia (9%), Tennessee (9%), and Louisiana (8%), with no other state representing more than 5% of the portfolio.
The following table represents subcategories of CRE loans by property type:
Table 7.10b
CRE PORTFOLIO BY PROPERTY TYPE

	December 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,409	31%	$3,484	27%
Office	2,782	20	2,814	21
Retail	2,310	16	2,331	18
Industrial	2,236	16	2,076	16
Hospitality	1,467	10	1,418	11
Land/land development	307	2	309	2
Other CRE (a)	705	5	796	5
Total CRE loan portfolio	$14,216	100%	$13,228	100%

(a) Property types in this category each comprise less than 5% for 2023.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily composed of home equity lines and installment loans. This portfolio totaled $13.7 billion and $12.3 billion as of December 31, 2023 and 2022, respectively. The largest geographical concentrations of balances in the consumer real estate portfolio as of December 31, 2023 were in Florida (29%), Tennessee (22%), Texas (11%), Louisiana (8%), North Carolina (7%), New York (5%), and Georgia (5%), with no other state representing 5% or more of the portfolio.
As of December 31, 2023, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759 and the refreshed FICO scores averaged 756 as of December 31, 2023, no significant change from FICO scores of 757 and 754, respectively, as of December 31, 2022. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of December 31, 2023 and 2022, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $29 million and $42 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.2 billion and $2.0 billion of the consumer real estate portfolio for December 31, 2023 and 2022, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of December 31, 2023, approximately 94% of FHN's HELOCs were in the draw period compared to 92% at the end of 2022. Based on when draw periods are scheduled to end per the line agreement, it is expected that $571 million, or 27%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

68	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.11
HELOC DRAW TO REPAYMENT SCHEDULE

	December 31, 2023		December 31, 2022
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$30	1%	$31	2%
13-24	90	4	40	2
25-36	110	5	109	6
37-48	163	8	135	7
49-60	178	9	204	11
>60	1,530	73	1,356	72
Total	$2,101	100%	$1,875	100%

Underwriting
For loans in this portfolio, underwriting decisions are made through a centralized loan underwriting center. To obtain a consumer real estate loan, the loan applicant(s) must first meet a minimum qualifying FICO score. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate loans. Management also establishes maximum loan amounts, loan-to-value ratios, and debt-to-income ratios for each consumer real estate product. Applicants must have the financial capacity (or available income) to service the debt by not exceeding a calculated debt-to-income ratio. The amount of the loan is limited to a percentage of the lesser of the current appraised value or sales price of the collateral. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit Risk Management.
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
HELOC Portfolio Risk Management
FHN performs continuous HELOC account reviews to identify higher-risk home equity lines and initiate preventative and corrective actions. The reviews consider a number of account activity patterns and characteristics such as the number of times delinquent within recent periods, changes in credit bureau score since origination, score degradation, performance of the first lien, and account utilization. In accordance with FHN’s interpretation of regulatory guidance, FHN may block future draws on accounts in order to mitigate risk of loss to FHN.

Credit Card and Other
The credit card and other consumer loan portfolio totaled $793 million as of December 31, 2023 and $840 million as of December 31, 2022. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $47 million decrease was driven by net repayments, partially offset by an increase in consumer construction loans.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Notes 1 and 4 to the consolidated financial statements included as a part of this Report.
The ALLL increased to $773 million as of December 31, 2023, or 1.26% of total loans and leases, compared to
$685 million, or 1.18% of total loans and leases, at the end of 2022. The ACL to total loans and leases ratio increased to 1.40% as of December 31, 2023 from 1.33% as of December 31, 2022. The increase in the ALLL balance reflects the impact of loan growth, an evolving macroeconomic outlook, and modest grade migration.

69	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consolidated Net Charge-offs
Net charge-offs were $170 million in 2023 compared to $59 million in 2022. As a percentage of average total loans and leases, net charge-offs increased 17 basis points from 2022.
Net charge-offs in the C&I portfolio were $142 million, an increase of $89 million from 2022, primarily driven by a $72 million idiosyncratic charge-off related to one client relationship.

Table 7.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

	December 31,
(Dollars in millions)	2023	2022	2021
Allowance for loan and lease losses
C&I	$339	$308	$334
CRE	172	146	154
Consumer real estate	233	200	163
Credit card and other	29	31	19
Total allowance for loan and lease losses	$773	$685	$670

Reserve for remaining unfunded commitments
C&I	$49	$55	$46
CRE	22	22	12
Consumer real estate	12	10	8
Credit card and other	—	—	—
Total reserve for remaining unfunded commitments	$83	$87	$66

Allowance for credit losses
C&I	$388	$363	$380
CRE	194	168	166
Consumer real estate	245	210	171
Credit card and other	29	31	19
Total allowance for credit losses	$856	$772	$736

Period-end loans and leases
C&I	$32,633	$31,781	$31,068
CRE	14,216	13,228	12,109
Consumer real estate	13,650	12,253	10,772
Credit card and other	793	840	910
Total period-end loans and leases	$61,292	$58,102	$54,859

ALLL / loans and leases %
C&I	1.04%	0.97%	1.07%
CRE	1.21	1.10	1.27
Consumer real estate	1.71	1.63	1.51
Credit card and other	3.63	3.72	2.14
Total ALLL / loans and leases %	1.26%	1.18%	1.22%

70	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

ACL / loans and leases %
C&I	1.19%	1.14%	1.22%
CRE	1.36	1.27	1.37
Consumer real estate	1.79	1.71	1.59
Credit card and other	3.63	3.72	2.09
Total ACL / loans and leases %	1.40%	1.33%	1.34%

Net charge-offs (recoveries)
C&I	$142	$53	$13
CRE	15	—	—
Consumer real estate	(5)	(14)	(22)
Credit card and other	18	20	11
Total net charge-offs	$170	$59	$2

Average loans and leases
C&I	$32,390	$30,969	$32,010
CRE	13,785	12,722	12,314
Consumer real estate	13,179	11,397	10,969
Credit card and other	815	864	1,005
Total average loans and leases	$60,169	$55,952	$56,298

Charge-off %
C&I	0.44%	0.17%	0.04%
CRE	0.10	—	0.01
Consumer real estate	NM	NM	NM
Credit card and other	2.18	2.39	1.05
Total charge-off %	0.28%	0.11%	—%

ALLL / net charge-offs
C&I	239%	578%	2,645%
CRE	1,097	NM	13,189
Consumer real estate	NM	NM	NM
Credit card and other	162	151	185
Total ALLL / net charge-offs	455%	1,155%	30,641%

NM - not meaningful
Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis) if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccrual are loans for which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and leases and OREO (excluding OREO from government-insured mortgages).
Total NPAs increased $142 million to $469 million as of December 31, 2023, largely driven by an increase in non-accrual CRE loans predominantly in the office sector. As remote work became more prevalent over the last few years, office vacancy rates have risen industry-wide, which in conjunction with a higher level of interest rates, increased pressure on cash flows and valuations. The ratio of nonperforming loans and leases to total loans and leases increased 21 basis points to 0.75%.

71	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.13
NONPERFORMING ASSETS

	December 31,
(Dollars in millions)	2023	2022	2021
Nonperforming loans and leases
C&I	$184	$153	$125
CRE	136	9	9
Consumer real estate	140	152	138
Credit card and other	2	2	3
Total nonperforming loans and leases (a) (c)	$462	$316	$275

Nonperforming loans held for sale (a)	$3	$8	$7
Foreclosed real estate and other assets (b)	4	3	3
Total nonperforming assets (a) (b)	$469	$327	$285

Nonperforming loans and leases to total loans and leases
C&I	0.57%	0.48%	0.40%
CRE	0.96	0.07	0.08
Consumer real estate	1.02	1.24	1.29
Credit card and other	0.30	0.27	0.31
Total NPL %	0.75%	0.54%	0.50%

ALLL / NPLs
C&I	184%	202%	268%
CRE	126	1,554	1,671
Consumer real estate	167	131	118
Credit card and other	1,202	1,364	699
Total ALLL / NPLs	167%	217%	244%

(a) Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b) Excludes government-insured foreclosed real estate. Foreclosed real estate from GNMA loans were insignificant at December 31, 2023 and 2022 and were $1 million at December 31, 2021.
(c) Under the original terms of the loans, estimated interest income would have been approximately $35 million, $21 million, and $19 million during 2023, 2022 and 2021, respectively.

72	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:
Table 7.14
NONPERFORMING ASSETS BY SEGMENT

	December 31,
(Dollars in millions)	2023	2022	2021
Nonperforming loans and leases (a) (b)
Regional Banking	$323	$227	$163
Specialty Banking	116	60	78
Corporate	23	29	34
Consolidated	$462	$316	$275

Foreclosed real estate (c)
Regional Banking	$1	$—	$2
Specialty Banking	3	2	—
Corporate	—	1	1
Consolidated	$4	$3	$3

Nonperforming Assets (a) (b) (c)
Regional Banking	$324	$227	$165
Specialty Banking	119	62	78
Corporate	23	30	35
Consolidated	$466	$319	$278

Nonperforming loans and leases to total loans and leases
Regional Banking	0.74%	0.54%	0.43%
Specialty Banking	0.68	0.37	0.48
Corporate	4.87	6.28	5.39
Consolidated	0.75%	0.54%	0.50%

NPA % (d)
Regional Banking	0.74%	0.55%	0.44%
Specialty Banking	0.70	0.39	0.48
Corporate	4.96	6.54	5.51
Consolidated	0.76%	0.55%	0.51%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages. Foreclosed real estate from GNMA loans were insignificant at December 31, 2023 and 2022 and were $1 million at December 31, 2021.
(d)Ratio is non-performing assets related to the loan and lease portfolio to total loans plus foreclosed real estate and other assets.

73	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status. Loans 90 days or more past due and still accruing were $21 million as of December 31, 2023 compared to $33 million as of
December 31, 2022. Loans 30 to 89 days past due and still accruing were $85 million as of December 31, 2023 compared to $105 million as of December 31, 2022, largely reflecting lower past due commercial loan balances.
Table 7.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

	December 31,
(Dollars in millions)	2023	2022	2021
Accruing loans and leases 30+ days past due
C&I	$32	$61	$58
CRE	8	11	13
Consumer real estate	57	55	70
Credit card and other	8	11	7
Total accruing loans and leases 30+ days past due	$105	$138	$148

Accruing loans and leases 30+ days past due %
C&I	0.10%	0.19%	0.19%
CRE	0.06	0.08	0.11
Consumer real estate	0.42	0.44	0.65
Credit card and other	1.03	1.28	0.76
Total accruing loans and leases 30+ days past due %	0.17%	0.24%	0.27%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$1	$11	$5
CRE	—	—	—
Consumer real estate	17	18	33
Credit card and other	3	4	2
Total accruing loans and leases 90+ days past due	$21	$33	$40

Loans held for sale
30 to 89 days past due (b)	$12	$10	$7
30 to 89 days past due - guaranteed portion (b) (d)	8	7	2
90+ days past due (b)	9	16	24
90+ days past due - guaranteed portion (b) (d)	4	6	12
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio increased $174 million to $666 million as of December 31, 2023.The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

74	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Modifications to Borrowers Experiencing Financial Difficulty
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. See Note 1 - Significant Accounting Policies, Note 3 - Loans and Leases and Note 4 - Allowance for Credit Losses for further discussion regarding troubled loan modifications.
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
Deposits
Total deposits of $65.8 billion as of December 31, 2023 increased $2.3 billion from $63.5 billion as of December 31, 2022. Interest-bearing deposits increased $8.6 billion and noninterest-bearing deposits decreased $6.3 billion. Deposit growth in 2023 reflected the impact of FHN's deposit marketing campaigns launched in the second quarter. Promotional rates associated with these offerings moderated toward the end of the year, but overall were higher than prior periods contributing to an increase in funding costs. The rate guarantees on money market deposits in the campaign were short-term and repriced in the back half of the fourth quarter. FHN continues to focus on building and deepening relationships to retain new clients from its promotional campaigns.
FHN continues to maintain a well-diversified and stable funding mix across its footprint:

75	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

•At December 31, 2023, commercial deposits were $35.9 billion, or 55% of total deposits and consumer deposits were $29.9 billion, or 45% of total deposits. At December 31, 2022, commercial deposits were $34.4 billion, or 54% of total deposits and consumer deposits were $29.1 billion, or 46% of total deposits.
•At December 31, 2023, 38% of deposits were associated with Tennessee, 18% with Florida, 12% with Louisiana, and 12% with North Carolina, with no other state above 10%. These percentages were virtually unchanged from the previous year-end.
•Total estimated uninsured deposits were $26.8 billion, or 41% of total deposits, and
$30.3 billion, or 48% of total deposits, as of December 31, 2023 and 2022, respectively.
•Of the uninsured deposits at December 31, 2023, $5.3 billion, or 8% of total deposits, were collateralized. At December 31, 2022, collateralized deposits were $5.0 billion, or 8% of total deposits.
The following tables summarize the major components of FHN's total deposits and total estimated uninsured deposits for 2023, 2022, and 2021 and the maturities of FHN's uninsured time deposits as of December 31, 2023. See Table 7.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.

Table 7.16
DEPOSITS

(Dollars in millions)	2023	Percent of Total	2023 Growth Rate	2022	Percent of Total	2022 Growth Rate
Savings	$25,082	38%	14%	$21,971	35%	(17)%
Time deposits	6,804	10	136	2,887	4	(18)
Other interest-bearing deposits	16,690	26	10	15,165	24	(11)
Total interest-bearing deposits	48,576	74	21	40,023	63	(15)
Noninterest-bearing deposits	17,204	26	(27)	23,466	37	(16)
Total deposits	$65,780	100%	4%	$63,489	100%	(15)%

Table 7.17
ESTIMATED UNINSURED DEPOSITS

	For the Year Ended December 31,
(Dollars in millions)	2023	2022
Uninsured deposits	$26,752	$30,304

Table 7.18
UNINSURED TIME DEPOSITS BY MATURITY

(Dollars in millions)	December 31, 2023	December 31, 2022
Portion of U.S. time deposits in excess of insurance limit	$1,143	$643
Time deposits otherwise uninsured with a maturity of:
3 months or less	304	198
Over 3 months through 6 months	519	147
Over 6 months through 12 months	282	225
Over 12 months	38	73

76	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $3.1 billion and $2.8 billion as of December 31, 2023 and December 31, 2022, respectively.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.2 billion and $1.6 billion as of December 31, 2023 and December 31, 2022, respectively. The decrease in term borrowings was attributable to the retirement of $450 million in senior notes in May 2023. See Note 10 - Term Borrowings for additional information.
Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity of $9.3 billion increased $744 million compared to December 31, 2022. Significant changes included net income of $916 million and a $180 million increase in AOCI offset by $367 million in common and preferred dividends.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:

77	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.19a
REGULATORY CAPITAL DATA

(Dollars in millions)	December 31, 2023	December 31, 2022
FHN shareholders’ equity	$8,996	$8,252
Modified CECL transitional amount (a)	57	85
FHN non-cumulative perpetual preferred	(520)	(1,014)
Common equity tier 1 before regulatory adjustments	$8,533	$7,323
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,617)	$(1,658)
Net unrealized (gains) losses on securities available for sale	836	972
Net unrealized (gains) losses on pension and other postretirement plans	273	269
Net unrealized (gains) losses on cash flow hedges	79	126
Common equity tier 1	$8,104	$7,032
FHN non-cumulative perpetual preferred (b)	426	920
Qualifying noncontrolling interest—First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,825	$8,247
Tier 2 capital	1,097	975
Total regulatory capital	$9,922	$9,222
Risk-Weighted Assets
First Horizon Corporation	$71,074	$69,163
First Horizon Bank	70,635	68,728
Average Assets for Leverage
First Horizon Corporation	$82,540	$79,583
First Horizon Bank	81,898	78,923
Table 7.19b
REGULATORY RATIOS & AMOUNTS

	December 31, 2023		December 31, 2022
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	11.40%	$8,104	10.17%	$7,032
First Horizon Bank	11.40	8,055	10.77	7,405
Tier 1
First Horizon Corporation	12.42	8,825	11.92	8,247
First Horizon Bank	11.82	8,350	11.20	7,700
Total
First Horizon Corporation	13.96	9,922	13.33	9,222
First Horizon Bank	13.17	9,303	12.41	8,532
Tier 1 Leverage
First Horizon Corporation	10.69	8,825	10.36	8,247
First Horizon Bank	10.20	8,350	9.76	7,700
Other Capital Ratios
Total period-end equity to period-end assets	11.38		10.83
Tangible common equity to tangible assets (c)	8.48		7.12
Adjusted tangible common equity to risk weighted assets (c)	10.72		9.35
(a)    The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2023.
(b)    The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date.
(c)    Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 7.28.

78	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
As of December 31, 2023, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank as of December 31, 2023 are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the Tier 1 and Total risk-based regulatory capital ratios increased in 2023 relative to 2022 primarily from the impact of net income less dividends. The increase in the Common Equity Tier 1 ratio for FHN was largely driven by the conversion of the Series G Preferred Stock to common stock.
During 2024, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Stress Testing
The Economic Growth, Regulatory Relief, and Consumer Protection Act, along with an interagency regulatory statement effectively exempted both FHN and First Horizon Bank from Dodd-Frank Act stress testing requirements starting in 2018.
For 2023, FHN and First Horizon Bank completed a company run stress test using the Comprehensive Capital Analysis and Review (CCAR) scenarios published in February 2023. Results of these tests indicate that both FHN and First Horizon Bank would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2023 CCAR Severely Adverse scenario. A summary of those results was posted in the “Fixed Income - Stress
Test Results” section on FHN’s investor relations website on September 29, 2023. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this report or incorporated herein.
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
Common Stock Purchase Programs
If and as authorized by its Board of Directors, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. FHN's Board authorized two common stock purchase programs, described below, that operated and expired during the fourth quarter of 2023. In 2024, FHN's Board replaced one of those programs. FHN’s Board has not authorized a preferred stock purchase program.
2021 General Purchase Program
On January 27, 2021, FHN announced that its Board of Directors approved a new $500 million common share purchase program that was to expire on January 31, 2023. On October 26, 2021, FHN announced that the 2021 program had been increased by $500 million and extended to October 31, 2023. The 2021 program was not further extended.
The 2021 program was not tied to any compensation plan. Purchases could be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases were subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations. FHN did not purchase shares under this program during blackout periods when senior executives were prohibited from purchasing FHN stock on the open market.
As of expiration at October 31, 2023, $401 million in purchases had been made under the 2021 program at an average price per share of $16.60, or $16.58 excluding

79	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

commissions. The pendency of the TD Transaction resulted in no purchases under the 2021 program since the Transaction was announced in 2022. No additional purchases were made under the 2021 program in 2023 before it expired.
Table 7.20a
COMMON STOCK PURCHASES—2021 GENERAL PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs (b)
2023
October 1 to October 31	—	N/A	—	$598,646
November 1 to November 30	—	N/A	—	—
December 1 to December 31	—	N/A	—	—
Total	—	N/A	—

(a)    Represents total costs including commissions paid
(b)    For October, value given as of immediately prior to program expiration on October 31, 2023.

2024 General Purchase Program
On January 23, 2024, FHN announced that its Board of Directors approved a new $650 million common share purchase program that is scheduled to expire on January 31, 2025. The 2024 program is not tied to any compensation plan. Purchases may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations. FHN does not purchase shares under this program during blackout periods when senior executives are prohibited from purchasing FHN stock on the open market.
2004 Compensation Plans Purchase Program
A consolidated compensation plan share purchase program was announced on August 6, 2004. This program consolidated into a single share purchase program all of the previously authorized compensation plan share programs as well as the renewal of the authorization to purchase shares for use in connection with compensation plans for which the share purchase authority had expired. The primary objectives of this program were to mitigate dilution resulting from shares issued in connection with
FHN's various stock-based compensation plans, and to implement automatic stock purchases related to tax withholding obligations associated with stock-based awards. For many years, the program was used entirely for the second objective.
The total amount authorized under this consolidated compensation plan share purchase program was 29.6 million shares calculated before adjusting for stock dividends distributed through January 1, 2011. The authorization was reduced for that portion which related to compensation plans for which no stock option awards remain outstanding. The program expired on December 31, 2023. Prior to expiration, purchases could have been made in the open market or through privately negotiated transactions and were subject to various factors including FHN's capital position, financial performance, capital impacts of strategic initiatives, market conditions and regulatory considerations. However, as mentioned above, even though general repurchases were authorized, for many years FHN's use of this program was limited to automatically withholding shares associated with vested stock awards to cover tax obligations.
As of December 31, 2023, immediately prior to expiration, the maximum number of shares that could be purchased under the program was 22 million shares.

80	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.20b
COMMON STOCK PURCHASES—2004 COMPENSATION PLANS PROGRAM

(Volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs (a)
2023
October 1 to October 31	31	$10.71	31	21,724
November 1 to November 30	1	11.74	1	21,723
December 1 to December 31	23	13.35	23	21,700
Total	55	$11.82	55

(a)    For December, number given as of immediately prior to program expiration on December 31, 2023.

Automatic Off-Market Tax Withholding Purchases
The 2004 compensation plans program has not been renewed or replaced with a formal program. After 2023, as authorized by FHN's Board and the Board's Compensation Committee, FHN will continue to make automatic stock purchases by withholding shares associated with stock-based awards to cover tax obligations associated with those awards. Those limited, off-market purchases no longer will be connected to a traditional, announced purchase program. As has been true in the past, automatic tax withholding purchases are not subject to trading blackouts which affect senior executives or the general purchase program.

Risk Management
FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit which exposes FHN to strategic, reputational, liquidity, market, capital adequacy, operational, compliance, legal, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise-wide risk governance structure and a Risk Appetite Statement approved by the Board, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
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
1.Specific Risk Committees: The Board has delegated authority to the Chief Executive Officer to manage Strategic Risk and Reputational Risk, and the general business affairs of FHN under the Board’s oversight. The CEO utilizes the executive management team and the Management Risk Committee to carry out these duties and to analyze existing and emerging strategic and reputational risks and determines the appropriate course of action. The Management Risk Committee is comprised of the CEO and certain officers designated by the CEO. The Management Risk Committee is supported by a set of specific risk committees focused on unique risk types (e.g. liquidity, credit, operational, etc.). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor FHN’s risk-taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.
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

81	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

practices in relation to those standards. Additionally, risk management proactively works with business units and senior management to focus management on key risks in FHN and emerging trends that may change FHN’s risk profile. The Chief Risk Officer has overall responsibility and accountability for enterprise risk management and aggregate risk reporting.
3.Business Unit Risk Management: FHN’s business units are responsible for identifying, acknowledging, quantifying, mitigating, and managing all risks arising within their respective units. They determine and execute their business strategies, which puts them closest to the changing nature of risks and they are best able to take the needed actions to manage and mitigate those risks. The business units are supported by the risk management organization that helps identify and consider risks when making business decisions. Management processes, structure, and policies are designed to help ensure compliance with laws and regulations as well as provide organizational clarity for authority, decision-making, and accountability. Business units have designated control processes to help mitigate their identified risks and business units attest to the effectiveness of those controls. The risk governance structure supports and promotes the escalation of material items to executive management and the Board.
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
A summary of FHN's VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:

82	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.21
VaR & SVaR MEASURES

	Year Ended December 31, 2023			As of December 31, 2023
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$3
SVaR	6	8	3	6
10-day
VaR	8	11	4	10
SVaR	24	34	12	28

	Year Ended December 31, 2022			As of December 31, 2022
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$4	$2	$3
SVaR	5	7	4	6
10-day
VaR	8	11	3	10
SVaR	24	34	18	29
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table 7.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of December 31, 2023		As of December 31, 2022
(Dollars in millions)	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$1	$3
Credit spread risk	1	1	1	2

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

83	2023 FORM 10-K ANNUAL REPORT

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
Net interest income and the value of equity are affected by changes in the level of market interest rates because of the differing repricing characteristics of assets and liabilities, the exercise of prepayment options held by loan clients, the early withdrawal options held by deposit clients, and changes in the basis between and changing shapes of the various yield curves used to price assets and liabilities. To isolate the repricing, basis, option, and yield curve components of overall interest rate risk, FHN employs Gap, Net Interest Income at Risk, and Economic Value of Equity analyses generated by a balance sheet simulation model.
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
Based on a static balance sheet as of December 31, 2023, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus 200 basis points are estimated to have variances as shown in the table below.
Table 7.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-100	(3.6)%
-50	(1.7)%
-25	(0.9)%
+25	0.7%
+50	1.4%
+100	2.6%
+200	3.3%
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

84	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Short-term interest rates have reached their highest levels in 15 years, which coupled with market disruption from recent high profile bank failures, has increased competitive pressures on deposit costs.
The yield curve was inverted for much of the last half of 2022, and throughout 2023. The inverted yield curve indicates market expectations that short-term rates have likely peaked and then could decline in future periods. Market participants are now projecting multiple rate cuts in 2024 while the December 2023 Fed Dot plot has indicated three 25 basis point cuts in 2024. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.
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
In December 2022, the Federal Reserve Board issued Regulation ZZ, its final rule to implement the Adjustable Interest Rate (LIBOR) Act.
FHN has complied with the terms of the LIBOR Act and Regulation ZZ and amended substantially all of its contracts away from LIBOR as of June 30, 2023. For most financial products, the most common alternative reference rates have been SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that were subject to amendment or a transition by their terms.
Capital Risk Management & Adequacy
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and Board policy, and to assure ready access to the capital markets. The Capital & Stress Testing Committee, chaired by the Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, coordinates the annual enterprise-wide stress testing process, and considers other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital & Stress Testing Committee also recommends capital management policies, which are submitted for approval to ALCO and the Risk Committee of the Board as necessary.
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
•Business Resilience
•Records Management

85	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

•Compliance/Legal (including Bank Secrecy Act)
•Program Governance
•Fiduciary
•Security/Fraud
•Financial (including disclosure controls and procedures)
•Information Technology (including cybersecurity; see the next section below)
•Model
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
Cybersecurity Risk Management
Overview
As mentioned immediately above, FHN's operational risk function is divided into several risk areas. Each area has been established at the corporate level to address risks in that area across the entire organization. One of those areas—information technology ("IT") risk—includes cybersecurity risk management.
As FHN manages it, IT risk includes cybersecurity risk, which in turn includes the risks from cyber fraud, cyber theft, cyber vandalism, cyber ransom, data and system security, and other unauthorized incursions into FHN's IT systems. IT risk management also includes IT system reliability, data integrity, IT aspects of regulatory compliance, and risks associated with the use of artificial intelligence tools and systems. The discussion in this section focuses on cybersecurity. Additional information on this topic is presented in Cybersecurity Risks within Item 1A beginning on page 33.
Key Cybersecurity Risk Management Goals
Cybersecurity risk management has two primary goals: defend FHN and its clients from fraudulent and other unauthorized incursions; and, when an incursion happens, detect and respond as soon as practical. The optimal cybersecurity program will defend as much as is practical while also detecting rapidly those incursions that get through.
Management Structure & Key Processes
Operational risk is managed by FHN's Operational Risk ("Op Risk") Committee. Members of the Op Risk Committee include senior-level representatives from these teams or departments: Enterprise Risk Management, Operations, Model Risk, Enterprise Data, Enterprise Technology, Enterprise Technology Risk Management, Credit and Credit Risk Management, Legal, Security, Internal Audit, Deposit & Loan Operations, Retail and Digital Banking, Regional Bank Products, Mortgage Banking, Accounting, and Fixed Income/Bond Trading. The
Op Risk Committee reports to FHN's Management Risk Committee, which is headed by FHN's Chief Risk Officer, who reports to FHN's Chief Executive Officer.
IT risk is managed by the IT Risk Working Group, overseen by the Op Risk Committee. The IT Risk Working Group meets quarterly to discuss emerging cyber risks, regulatory changes, vendor risk, audits, and outstanding-issue resolution. The Group also provides updates to the Op Risk Committee on IT aspects of compliance, policies, and security standards. Members of the IT Risk Working Group include the head of Enterprise Technology along with personnel from nearly all of the teams and departments represented in Op Risk.
FHN also has a Cybersecurity Working Group. The Cybersecurity Working Group, which is outside of the risk management hierarchy, meets quarterly. Its primary functions are to provide cybersecurity awareness to the executive leadership team and to provide high-level support if a significant cybersecurity event occurs. In connection with awareness, (a) external vendors, consultants, law enforcement, and other persons are invited to speak on industry-wide cybersecurity topics to provide an independent view of external threats facing the industry; and (b) members of the Enterprise Technology team provide updates regarding how FHN is addressing current risks and threats. The Cybersecurity Working Group includes: FHN's CEO; the heads of FHN's banking segments; the heads of Risk Management, Enterprise Technology, Security, Operations, and Legal; and senior personnel in the other teams and departments represented in the IT Risk Working Group.
Key leaders within these committees and groups and for these processes are FHN's Chief Information Officer and Chief Information Security Officer. The Chief Information Officer has substantial banking, IT, and related experience: had roles at FHN since 2009 related to IT and data systems culminating in CIO since 2020; prior to joining FHN, had roles at a large regional bank, including technology leader of the bank's electronic payments platform related to

86	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

treasury management and enterprise IT architect; and, earned an MS in computer science as well as an MBA. The Chief Information Security Officer has over twenty years of banking, IT, and related experience: oversees information security and many related systems and processes; has established risk-based security programs to meet regulatory requirements and align with business needs; and has implemented numerous data protection, data access, and identity management systems.
FHN has a written Computer Security Incident Response Plan ("CSIRP") outlining FHN's incident response and communication processes. FHN's Chief Information Security Officer or certain other managers have the authority to initiate the execution of the CSIRP if an incident occurs. A working group called the Computer Security Incident Response Team has primary responsibility to implement or coordinate many of the CSIRP actions, along with FHN's IT Risk Working Group. Key goals of the CSIRP are to: contain, remediate, and recover; mitigate impact on FHN and clients; report findings to Op Risk and other senior management; and manage external communications. The Cybersecurity Working Group is informed of incidents that appear to have a significant risk of becoming material.
FHN engages third party vendors to conduct several periodic cybersecurity reviews: Network Penetration testing; Cyber Security Maturity Assessment; Red Team (simulated cyber attack) testing; SOX (financial reporting controls and data integrity) testing; and, PCI-DSS (proprietary data security standard for payment systems) attestation of compliance and SOC 1 Type II reports (attesting to the design and operation of cybersecurity systems) for lockbox and electronic bill pay. The frequency of these reviews ranges from several times per year to every three years. FHN also has a cybersecurity incident specialty firm on retainer for incident response, as needed.
FHN has a dedicated Third-Party Risk Management (TPRM) department reporting to the Chief Risk Officer. TPRM engages the IT Risk Working Group to perform cybersecurity assessments for new vendors during onboarding, re-assessments of existing vendors on a risk-based cadence, and continuous monitoring of critical third-parties.
Board Oversight
The Board's Risk Committee oversees all risk management functions for the enterprise, including op risk, IT risk, and cybersecurity risk. The Board's Information Technology Committee oversees management of FHN's IT systems, including their adequacy now and in the future, and their security. In relation to cybersecurity risk management, the functions of the two Committees overlap to an extent.
The Risk Committee, as well as the full Board, each quarter receive a risk management update from FHN's Chief Risk Officer. Each update includes a written presentation covering all major risk areas, including op risk, and each is supported by a detailed Enterprise Risk Report which is available to all directors. Major topics in the op risk portion of the Enterprise Risk Report each quarter include fraud and related incidents; process management, which includes many processes related to cybersecurity defenses; and information security, which addresses core cybersecurity processes and incidents.
Tactical, Operational & Other Impacts
The measures FHN takes to manage cybersecurity risk affect how associates and clients use FHN's platforms and systems. For every safeguard considered or implemented, FHN must weigh potential and actual inconveniences against security concerns. Practical realities make it impossible to maximize security and ignore resulting restrictions on the ability of associates and clients to conduct banking and financial business. Primarily for that reason, cybersecurity risks are and will be a major risk management concern, and losses from incursions will be impossible to avoid. As mentioned above, FHN's goals are to prevent what can be prevented, and detect and respond to incursions that get through as quickly as possible.
For those incursions that are not blocked, FHN's processes are designed to detect them quickly enough so that the financial and operational impact on FHN is zero or modest. But the risk of a major incursion occurring cannot be reduced to zero. A major incursion could have a material financial impact on FHN's business operations and earnings.
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

87	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Liquidity Risk Management
Among other things, ALCO is responsible for liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy of which the objective is to ensure that FHN meets its cash and collateral obligations promptly, in a cost-effective manner and with the highest degree of reliability. After the banking crisis in the first half of 2023, ALCO and the Board examined the liquidity risk management framework and policies to ensure alignment with evolving regulatory expectations, industry best practices, and the company’s risk appetite. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels, and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of December 31, 2023, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window and the Bank Term Funding Program, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, brokered deposits, loan sales, and syndications. The FRB Bank Term Funding Program will expire on March 11, 2024. The table

88	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

below details FHN’s sources of available liquidity at December 31, 2023.
Table 7.24
AVAILABLE LIQUIDITY
as of December 31, 2023

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,201	$—	$1,201
FHLB	9,352	—	9,352
FRB:
Discount Window	23,417	—	23,417
BTFP	834	—	834
Unencumbered securities (b)	812	—	812
Total Available Liquidity			$35,616

(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b) Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 93% and 92% as of December 31, 2023 and December 31, 2022, respectively.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of December 31, 2023, FHN had outstanding $797 million in senior and subordinated unsecured debt and $520 million in non-cumulative perpetual preferred stock. As of December 31, 2023, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recently completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $1.2 billion as of January 1, 2024. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common shareholder, FHN, or to its preferred shareholders without prior regulatory approval. Additionally, a capital conservation buffer must be maintained (as described in the Capital section of this Report) to avoid restrictions on dividends.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the TD Transaction. During the suspension period, dividend payments of FHN are not automatically reinvested in additional shares of FHN common stock and participants in the Plan are not able to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $220 million in 2023 and $435 million in 2022. In January 2024, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $310 million. First Horizon Bank declared and paid preferred dividends in each quarter of 2023 and 2022. Additionally, First Horizon Bank declared preferred dividends in first quarter 2024, payable in April 2024.
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

89	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN paid a cash dividend of $0.15 per common share on January 2, 2024. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on January 10, 2024 and $331.25 per Series B preferred share and $165 per Series C preferred share on February 1, 2024. In addition, in January 2024, the Board approved cash dividends per share in the following amounts:
Table 7.25
CASH DIVIDENDS APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	3/15/2024	4/1/2024
Preferred Stock
Series C	$165.00	4/16/2024	5/1/2024
Series D	$305.00	4/16/2024	5/1/2024
Series E	$1,625.00	3/26/2024	4/10/2024
Series F	$1,175.00	3/26/2024	4/10/2024
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
Contractual Obligations
The following table sets forth contractual obligations representing required and potential cash outflows as of December 31, 2023. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Table 7.26
CONTRACTUAL OBLIGATIONS
as of December 31, 2023

	Payments due by period (a)
	Less than	1 year -	3 years -	After 5
(Dollars in millions)	1 year	< 3 years	< 5 years	years	Total
Contractual obligations:
Time deposit maturities (b) (c)	$6,528	$194	$75	$7	$6,804
Short-term borrowings (b) (d)	3,058	—	—	—	3,058
Term borrowings (b) (e)	6	350	—	812	1,168
Annual rental commitments under noncancelable leases (b) (f)	44	85	76	204	409
Purchase obligations	224	120	30	3	377
Total contractual obligations	$9,860	$749	$181	$1,026	$11,816

(a)Excludes a $15 million liability for unrecognized tax benefits as the timing of payment cannot be reasonably estimated.
(b)Amounts do not include interest.
(c)See Note 8 - Deposits for further details.
(d)See Note 9 - Short-Term Borrowings for further details.
(e)See Note 10 - Term Borrowings for further details.
(f)See Note 5 - Premises, Equipment, and Leases for further details.
Credit Ratings
FHN is currently able to fund a majority of the balance sheet through core deposits, which are generally not directly tied to FHN’s credit ratings as are other types of funding. However, maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such factors as capital levels, asset quality, and reputation. The availability of

90	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with certain derivative counterparties as discussed in Note 21 - Derivatives.
The following table provides FHN’s most recent credit ratings:

Table 7.27
CREDIT RATINGS

	Moody's (a)	Fitch (b)
First Horizon Corporation
Overall credit rating: Long-term/Short-term/Outlook	Baa3/--/NEG	BBB/F2/Stable
Long-term senior debt	Baa3	BBB
Subordinated debt (c)	Baa3	BBB-
Junior subordinated debt (c)	Ba1	BB-
Preferred stock	Ba2	BB-
First Horizon Bank
Overall credit rating: Long-term/Short-term/Outlook	Baa3/P-2/NEG	BBB/F2/Stable
Long-term/short-term deposits	A3/P-2	BBB+/F2
Long-term/short-term senior debt (c)	Baa3/P-2	BBB/F2
Subordinated debt	Baa3	BBB-
Preferred stock	Ba2	BB-
FT Real Estate Securities Company, Inc.
Preferred stock	Ba1
A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.
(a)    Last change in ratings was on May 14, 2015. Outlook changed to negative (“NEG”) and ratings affirmed on May 5, 2023.
(b)    Last change in ratings was on May 6, 2020. Outlook changed to stable (“Stable”) and ratings affirmed on May 5, 2023.
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
Repurchase and Foreclosure Liability
As discussed in Note 16 - Contingencies and Other Disclosures, FHN's repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization, and servicing businesses, is comprised

91	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $16 million as of both December 31, 2023 and 2022.
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
Inflation, Recession, and Federal Reserve Policy
Economic Overview
The post-COVID economy in the U.S. has been marked by: strong inflation, which began in 2021, peaked in 2022, and abated, though not fully, in 2023; the Federal Reserve implementing a "tightening" policy in 2022 to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; low unemployment rates; moderate economic growth; and a profoundly inverted yield curve in 2022 and 2023. Key aspects were:
•Although the U.S. economy flirted with recession in 2022, it did not officially enter one. In 2023 recession expectations moderated significantly. Early in 2024, recession expectations for the rest of this year generally are low.
•The rise in short-term interest rates by the Federal Reserve in 2022 was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 4.65% a year later. Hikes after that were much more modest and infrequent.
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. now is well below 2022's levels. However, many measures of inflation remain higher than the Federal Reserve's stated long-term goal of 2%.
•Early in 2024 the Federal Reserve has signaled that hikes have ended and that a short term rate cut might become appropriate. No policy or timing commitments have been made. Future actions continue to depend upon future data. Some concern remains that recent inflation data, which has been good, may prove to be transitory.
•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) has been both very deep and unusually sustained, with the current inversion having begun in the summer of 2022.
•Many factors likely contributed to the current sustained inversion. The immediate cause, of course, was that demand for long-term treasury debt remained high, depressing yields, even though short yields were higher. FHN believes that a significant factor behind that demand preference in 2023 was continuing market expectations that the Federal Reserve would start to reduce short-term rates "soon" in order to avoid or mitigate a recession. Early in 2024, Federal Reserve communications suggest that no rate-cut action is likely "soon".
•A short-term rate cut by the Federal Reserve should lessen inversion, but only if long-term rates do not likewise drop.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and in the first part of 2023. All but one of the raises in 2022 were 75 and 50 basis points each—

92	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

aggressive by historical standards—while the 2023 raises were the more-typical 25 basis points each. The Federal Reserve has expressed its intent to bring inflation under control even at the risk of creating or deepening an economic recession. The Federal Reserve has indicated that future decisions will be heavily impacted by economic data, especially inflation-rate and -trend data, available at each decision point. Most recently the Federal Reserve has indicated, based on late-2023 data, an expectation that its next action, at an unspecified future point, will be a rate cut.
FHN cannot predict exactly when or how much short-term rates will be changed, how market-driven long-term rates will behave, nor how those actions may affect financial markets, during 2024.
Yield Curve
Unusual yield curve effects, including inversion, are common when monetary policy changes. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion has been sustained continuously since the summer of 2022, an unusually long period. The degree of inversion has varied during that period, but generally has been much deeper than is typical. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession, but recession has not yet occurred and the U.S. economy currently does not appear close to entering one.
The most recent period with deep and longer-lasting inversion was over 40 years ago. That 4-5 year period was marked by stagflation (low economic growth coupled with high inflation), followed by extremely robust interest rate hikes and a severe recession.
Yield curve flattening and inversion generally reduces the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduces FHN's revenues from bond trading. These impacts have occurred and are continuing during the current inversion. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors beginning on page 44, for a discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy expanded in each quarter since then.
Recession expectations in the U.S. were high in 2022 and first quarter 2023. They moderated significantly after that. Current recession expectations generally are low.
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
Following these failures, the media published stories about actual and possible bank runs by depositors. Most U.S. banks saw net outflows of deposits in 2022 and early 2023 as the impacts of COVID-19 crisis programs faded and rates available from non-bank-account investments improved. According to Federal Reserve data, starting in mid-March, the two failures triggered an abrupt and substantial net deposit outflow from all but the largest U.S. banks. The March crisis shock was short-lived, however. During the final week of March both large and small U.S. banks collectively experienced net inflows of deposits, roughly mirroring the first week of March, before the crisis emerged.
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
Market Volatility & Valuations
As a result of the prospects for recession, coupled with the uncertainties associated with war in eastern Europe, financial markets world-wide were volatile during much of 2022. Volatility overall has moderated somewhat in 2023, but volatile episodes have continued. War in the Middle East that started in October 2023 had a much more muted financial impact than was true in 2022.

93	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Financial asset values broadly fell in 2022, especially during the second and third quarters. By mid-year 2023, broad stock indices largely had recovered from 2022's low points, but longer-term fixed-rate debt investments remained well below previous values. By year-end 2023, stock values in most (but not all) sectors had recouped much of their earlier losses, and debt investment values generally improved somewhat from their lows when long-term rates fell in anticipation of possible short-term rate cuts in 2024 by the Federal Reserve.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin started to compress. FHN was able to reverse the compression during the year fueled in part by using increased deposits and capital to reduce borrowings. Going forward, although net interest margin levels may improve modestly while short term rates remain steady, margins are not likely to improve appreciably until the yield curve inversion mentioned above has ended and the curve takes at least a moderately steep slope.
In 2022 and early 2023, FHN experienced a normalization of deposit levels since first quarter 2020 as it allowed surge deposits resulting from COVID-driven stimulus programs to move off its balance sheet. Net deposit outflows ranged from roughly $2.0 to $4.0 billion in each of the last three quarters of 2022, and fell again by roughly $2.5 billion in first quarter 2023. That outflow trend ended in second quarter as FHN had net deposit inflows of $4.0 billion. For the year 2023, net deposits increased over $2 billion. However, FHN increased deposit rates appreciably in 2023, particularly in May and June.
The May and June 2023 deposit inflows mainly consisted of ordinary accounts with "promo" rates, and of certificates of deposit, or CDs, with very attractive fixed rates. The promo rates ended late in 2023, and a large group of those CDs matured during that time. A challenge for FHN is to retain as many of those deposit dollars, and depositor customers, as is reasonably practical while moderating the rates FHN pays.
In addition, some of FHN's businesses have been negatively impacted by rising rates. Rate increases have pushed home mortgage rates in the U.S. much higher than in early 2022, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility.
A recession, if one were to occur, likely would have a negative impact on FHN's businesses overall. Demand for loans likely would fall, loan losses and provision expense likely would rise, many commercial activities that generate fee income likely would decline, and competition for clients likely would sharpen. FHN already has experienced some of these impacts. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN. As mentioned above, recessionary expectations have abated substantially since early 2023. However, just as expectations in early 2023 proved to be wrong, current expectations may be just as incorrect.
Other Regulatory Proposals
In 2023 the Board of Governors of the Federal Reserve and other regulators proposed regulatory changes that would, if implemented, significantly increase regulatory constraints and costs on all U.S. banks with assets over $100 billion. A few new requirements would apply to banks, like FHN, with assets over $50 billion, but by far the main impacts would fall on banks greater than $100 billion in assets.
The proposals touch upon many regulatory requirements, including debt and equity capital requirements, credit risk standards, asset risk-weighting, and resolution planning. The increased requirements also would entail additional compliance costs.
The triggering of significant cost increases based on a single threshold financial measure—$100 billion in assets—has been in place for many years and has impacted the U.S. banking industry. Compliance restrictions and costs increase as the threshold is approached but a step-up pattern remains. Banks near the threshold may be likely to slow or even halt asset growth, at least for a period, and start to implement the higher-level compliance systems. Banks modestly over the threshold, in contrast, may be likely to expand their asset base as quickly as possible to generate additional revenues to cover those costs. Those effects have added to the incentives for banks to consolidate, and the proposed new rules are likely to enhance that.
It appears likely that, if adopted as proposed, significant parts of the proposals will be challenged in court as being inconsistent with legislation enacted by Congress in 2018. Such a challenge would be technical and complex, and likely would take many years to resolve. Moreover, even if a challenge of that sort were successful, many parts of the proposals likely would remain intact and others might be modified without being rescinded.

94	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Greenhouse Gas (GHG) Reporting Regimes
In October 2023 the state of California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The U.S. Securities and Exchange Commission ("SEC") has proposed, but not yet adopted, rules that would require all U.S. companies with publicly-traded securities to report annually their GHG emissions. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. The SEC proposal has Scope 1 and 2 reporting requirements, along with Scope 3 requirements in certain situations. The California governor stated in 2023 that the new laws are likely to be subjected to technical amendments in the next year or so. The SEC proposal is not final and could change, perhaps substantially, when adopted.
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
Potentially of more significance: California may require inquiry of customers rather than merely estimation about them. If FHN is allowed merely to estimate emissions from customers, that process may be costly but would not interfere with our business relationships. If, however, FHN is required to support Scope 3 reporting by obtaining GHG-related information from customers, including customers that are not public companies and that do no business in California, then the California disclosure laws could interfere with FHN's business. In that case, effectively FHN would be required to impose costs and/or inconveniences on its customers. Other banks in FHN's markets, particularly those that are private and not doing business in California, could provide financial services without those requirements, putting FHN at a competitive disadvantage.
Potential & Actual Legal Challenges
The application of the California laws to companies outside of California has been challenged in court, and other challenges may be brought. Challenges from outside the state have or may assert that the laws: unconstitutionally burden interstate commerce, unconstitutionally compel speech, or possibly violate another constitutional protection or limitation. Current and potential future challenges could take many years to resolve. A key practical question will be whether the courts impose a legal stay (a moratorium) on these laws while challenges are pending.
Assuming the SEC adopts final regulations similar to those proposed, it appears very likely that legal challenges will be made based mainly on the fact that the SEC lacks explicit Congressional authorization to create a regulatory reporting regime pertaining to GHG emissions. As with the California laws, a key question will be whether the courts impose a stay on the rules while challenges are pending.
Assuming the SEC adopts final regulations similar to those proposed, and further assuming that any legal challenge leaves those rules entirely or largely intact, the California laws might be challenged by public companies as having been pre-empted by the SEC rules.
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
Many of FHN's fastest growing markets, including most significantly those in Florida, can be impacted significantly by hurricanes and other severe coastal weather events. As those markets grow, FHN's economic commitment to them grows, as does FHN's financial exposure to those events.
In 2023 and this year it has been widely reported that the economic costs of hurricane events in the U.S. gulf and southern Atlantic coastal areas have been rising

95	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

significantly. FHN believes that rising costs are directly related to growth in those areas.
For example, much of the growth in Florida has been along the coast moving out from older cities. A gulf coast hurricane 50 or 60 years ago had a fair chance of making landfall in a relatively unpopulated area. Now, the chances of directly hitting a population center are much higher, the average population in that center is much higher, and the average value per building is much higher.
The reported significant increase in casualty risks and costs is being reflected in property insurance practices which currently are in significant flux. The insurance industry is being forced to revise its risk assessment and premium pricing practices in coastal areas as loss experience has deviated from earlier predictions, sometimes badly. In Florida, for example, some smaller carriers have failed, some larger carriers have left markets, and remaining carriers have significantly increased the premiums of hurricane-related insurance, narrowed coverage, or both.
Coastal states such as Florida and Louisiana have created last-resort insurance pools for residents who cannot obtain or afford private property insurance. However, as the costs borne by those pools increase, either the premiums will have to rise or general taxation will have to cover the difference. In addition, those programs generally do not help business clients.
State and local building and water-control codes are being revised, but often unevenly and often not retroactive to pre-existing structures and developments. The current transition period could be lengthy.
The availability, reliability, and cost of adequate property insurance is a significant concern for FHN as well as FHN's clients in affected markets. Instability in property insurance has made, and continues to make, FHN's business decisions more difficult. That instability increases FHN's risks of loan loss and business downturn.
More fundamentally, elevated insurance and casualty costs blunt a key factor driving growth in many of these high-growth markets: lower costs of living. If market growth slows, FHN's business will be impacted.
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

96	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

in making the estimates. Such adjustments to prior estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
Selection and weighting of macroeconomic forecasts are the most significant inputs in quantitative ALLL calculations. Due to the sensitivity of the ALLL determination to macroeconomic forecasts, changes in those forecasts can result in materially different results between reporting periods. In the determination of the ALLL as of December 31, 2023, FHN utilized Moody's Baseline and S3 (adverse) scenarios for the calculation of the ALLL. FHN placed the most weight on the Moody's Baseline scenario but included the S3 scenario to reflect the uncertainty of macroeconomic forecasts related to ongoing economic conditions.
Due to the dynamic relationship of macroeconomic inputs in modeling calculations, quantifying the effects of changing individual inputs is highly challenging. Additionally, management applies judgment in developing qualitative adjustments that are considered necessary to appropriately reflect elements of credit risk that are not captured in the quantitative model results. To provide some hypothetical sensitivity analysis, FHN prepared two alternate quantitative calculations, applying 100% weighting to Moody's Baseline and S3 (adverse) scenarios. These hypothetical calculations resulted in an 8% reduction and 24% increase, respectively, in ALLL in comparison to the ALLL recorded at December 31, 2023, inclusive of qualitative adjustments that are affected by the weighting of forecast scenarios.
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
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. A DTA or a DTL is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or business changes that may change the jurisdictions in which taxes are paid. Additionally, DTAs are subject to a “more likely than not” test to determine whether the full amount of the DTAs should be realized in the financial statements. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to or generated with respect to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business. If the “more likely than not” test is not met, a valuation allowance must be established against the DTA.
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

97	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Accounting Changes
Refer to Note 1 – Significant Accounting Policies for a detail of accounting changes with extended transition periods, a summary of accounting changes, and accounting changes issued but not currently effective, which section is incorporated into this MD&A by this reference.
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
The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table 7.28 appearing in the MD&A (Item 7 of Part II) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
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
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation:

98	2023 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.28
NON-GAAP TO GAAP RECONCILIATION

(Dollars in millions; shares in thousands)	2023	2022	2021
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$2,540	$2,392	$1,994
Plus: Noninterest income (GAAP)	927	815	1,076
Total Revenues (GAAP)	3,467	3,207	3,070
Less: Noninterest expense (GAAP)	2,079	1,953	2,096
Pre-provision Net Revenue (Non-GAAP)	$1,388	$1,254	$974
Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$9,291	$8,547	$8,494
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	520	1,014	520
(B) Total common equity	8,476	7,238	7,679
Less: Goodwill and other intangible assets (GAAP) (b)	1,696	1,745	1,809
(C) Tangible common equity (Non-GAAP)	6,780	5,493	5,870
Less: Unrealized gains (losses) on AFS securities, net of tax	(836)	(972)	(36)
(D) Adjusted tangible common equity (Non-GAAP)	$7,616	$6,465	$5,906
Tangible Assets (Non-GAAP)
(E) Total assets (GAAP)	$81,661	$78,953	$89,092
Less: Goodwill and other intangible assets (GAAP) (b)	1,696	1,745	1,809
(F) Tangible assets (Non-GAAP)	$79,965	$77,208	$87,283
Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,905	$8,579	$8,479
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	758	935	506
(G) Total average common equity	7,852	7,349	7,678
Less: Average goodwill and other intangible assets (GAAP) (b)	1,720	1,777	1,836
(H) Average tangible common equity (Non-GAAP)	$6,132	$5,572	$5,842
Net Income Available to Common Shareholders
(I) Net income available to common shareholders	$865	$868	$962
Risk Weighted Assets
(J) Risk weighted assets (c)	$71,074	$69,163	$64,183

Period-end shares outstanding
(K) Period-end shares outstanding	558,839	537,101	533,577
Ratios
(A)/(E) Total period-end equity to period-end assets (GAAP)	11.38%	10.83%	9.53%
(C)/(F) Tangible common equity to tangible assets (Non-GAAP)	8.48	7.12	6.73
(D)/(J) Adjusted tangible common equity to risk weighted assets (Non-GAAP)	10.72	9.35	9.20
(I)/(G) Return on average common equity (GAAP)	11.01	11.81	12.53
(I)/(H) Return on average tangible common equity (Non-GAAP)	14.11	15.58	16.46
(B)/(K) Book value per common share (GAAP)	$15.17	$13.48	$14.39
(C)/(K) Tangible book value per common share (Non-GAAP)	$12.13	$10.23	$11.00

(a)Included in total equity on the Consolidated Balance Sheets.
(b)Includes goodwill and other intangible assets, net of amortization.
(c)Defined by and calculated in conformity with bank regulations applicable to FHN.

99	2023 FORM 10-K ANNUAL REPORT

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is incorporated herein by reference to: 2023 MD&A (Item 7), which begins on page 54 of this report; Note 21—Derivatives, which begins on page 178 of this report; and Note 22—Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, which begins on page 185 of this report. Within 2023 MD&A, these sections are especially pertin ent to this Item 7A: Market Risk Management and Interest Rate Risk Management which begin, respectively, on pages 82 and 84 of this report. Notes 21 and 22 are part of our 2023 Financial Statements (Item 8).

100	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS
Item 8.    Financial Statements and Supplementary Data
TABLE OF ITEM 8 TOPICS

101	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS

102	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	MANAGEMENT REPORT ON ICOFR
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
Management assessed the effectiveness of First Horizon Corporation’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that First Horizon Corporation maintained effective internal control over financial reporting as of December 31, 2023.
KPMG LLP, the independent registered public accounting firm that audited First Horizon Corporation's financial statements, issued an audit report on First Horizon Corporation’s internal control over financial reporting. That report appears on the following page.

103	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON ICOFR
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Horizon Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
Memphis, Tennessee
February 22, 2024

104	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Horizon Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses for loans collectively evaluated for impairment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2023 was $773 million, of which a portion related to the allowance for loan losses for loans collectively evaluated for impairment (the collective ALLL). The collective ALLL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ALLL using a current expected credit losses methodology which is based on internal and external information relating to past events, current conditions, and reasonable and supportable forecasts of future conditions that affect the collectability of future cash flows. The expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure at

105	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
default (EAD), including amortization and prepayment assumptions, on an undiscounted basis. The Company uses models or assumptions to develop expected loss forecasts, inclusive of qualitative adjustments that are affected by the weighting of multiple macroeconomic forecast scenarios over a four year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, the Company segments the portfolio into pools, generally incorporating loan grades for commercial loans. The Company uses qualitative adjustments to adjust historical loss information in situations where current loan characteristics differ from those in the historical loss information and for differences in economic conditions and other factors.

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

We evaluated the Company’s process to develop the collective ALLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ALLL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast scenarios and the weighting applied to each scenario by comparing them to the Company’s business environment and relevant industry practices

106	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
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
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
February 22, 2024

107	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED BALANCE SHEETS
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Cash and due from banks	$1,012	$1,061
Interest-bearing deposits with banks	1,328	1,384
Federal funds sold and securities purchased under agreements to resell	719	482
Trading securities	1,412	1,375
Securities available for sale at fair value	8,391	8,836
Securities held to maturity (fair value of $1,161 and $1,209, respectively)	1,323	1,371
Loans held for sale (including $68 and $51 at fair value, respectively)	502	590
Loans and leases	61,292	58,102
Allowance for loan and lease losses	(773)	(685)
Net loans and leases	60,519	57,417
Premises and equipment	590	612
Goodwill	1,510	1,511
Other intangible assets	186	234
Other assets	4,169	4,080
Total assets	$81,661	$78,953

Liabilities
Noninterest-bearing deposits	$17,204	$23,466
Interest-bearing deposits	48,576	40,023
Total deposits	65,780	63,489
Trading liabilities	509	335
Short-term borrowings	2,549	2,506
Term borrowings	1,150	1,597
Other liabilities	2,382	2,479
Total liabilities	72,370	70,406

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,750 and 31,686 shares, respectively	520	1,014
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 558,838,694 and 537,100,615 shares, respectively	349	336
Capital surplus	5,351	4,840
Retained earnings	3,964	3,430
Accumulated other comprehensive loss, net	(1,188)	(1,368)
FHN shareholders' equity	8,996	8,252
Noncontrolling interest	295	295
Total equity	9,291	8,547
Total liabilities and equity	$81,661	$78,953

See accompanying notes to consolidated financial statements.

108	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions, except per share data; shares in thousands)	2023	2022	2021
Interest income
Interest and fees on loans and leases	$3,575	$2,292	$1,957
Interest and fees on loans held for sale	51	39	33
Interest on investment securities	247	198	121
Interest on trading securities	78	58	30
Interest on other earning assets	149	96	17
Total interest income	4,100	2,683	2,158
Interest expense
Interest on deposits	1,266	184	81
Interest on trading liabilities	12	12	6
Interest on short-term borrowings	210	23	5
Interest on term borrowings	72	72	72
Total interest expense	1,560	291	164
Net interest income	2,540	2,392	1,994
Provision (benefit) for credit losses	260	95	(310)
Net interest income after provision for credit losses	2,280	2,297	2,304
Noninterest income
Deposit transactions and cash management	179	171	175
Fixed income	133	205	406
Brokerage, management fees and commissions	90	92	88
Card and digital banking fees	77	84	78
Other service charges and fees	54	54	44
Trust services and investment management	47	48	51
Mortgage banking and title income	23	68	154
Gain on merger termination	225	—	—
Securities gains (losses), net	(4)	18	13
Other income	103	75	67
Total noninterest income	927	815	1,076
Noninterest expense
Personnel expense	1,100	1,101	1,210
Net occupancy expense	123	128	137
Deposit insurance expense	122	32	24
Computer software	111	113	116
Operations services	87	87	80
Advertising and public relations	71	50	37
Contributions	61	7	14
Legal and professional fees	49	62	68
Contract employment and outsourcing	49	54	67
Amortization of intangible assets	47	51	56
Equipment expense	42	45	47
Communications and delivery	35	37	37
Impairment of long-lived assets	—	—	34
Other expense	182	186	169
Total noninterest expense	2,079	1,953	2,096

109	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME

Income before income taxes	1,128	1,159	1,284
Income tax expense	212	247	274
Net income	$916	$912	$1,010
Net income attributable to noncontrolling interest	19	12	11
Net income attributable to controlling interest	$897	$900	$999
Preferred stock dividends	32	32	37
Net income available to common shareholders	$865	$868	$962
Basic earnings per share	$1.58	$1.62	$1.76
Diluted earnings per share	$1.54	$1.53	$1.74
Weighted average common shares	548,410	535,033	546,354
Diluted average common shares	561,732	566,004	551,241

See accompanying notes to consolidated financial statements.

110	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Consolidated Statements of Comprehensive Income

	Year Ended December 31
(Dollars in millions)	2023	2022	2021
Net income	$916	$912	$1,010
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	137	(937)	(144)
Net unrealized gains (losses) on cash flow hedges	47	(129)	(10)
Net unrealized gains (losses) on pension and other postretirement plans	(4)	(14)	6
Other comprehensive income (loss)	180	(1,080)	(148)
Comprehensive income (loss)	1,096	(168)	862
Comprehensive income attributable to noncontrolling interest	19	12	11
Comprehensive income (loss) attributable to controlling interest	$1,077	$(180)	$851
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$44	$(302)	$(46)
Net unrealized gains (losses) on cash flow hedges	15	(42)	(3)
Net unrealized gains (losses) on pension and other postretirement plans	(1)	(5)	2

See accompanying notes to consolidated financial statements.

111	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2020	26,250	$470	555,031	$347	$5,074	$2,261	$(140)	$295	$8,307
Net income	—	—	—	—	—	999	—	11	1,010
Other comprehensive income (loss)	—	—	—	—	—	—	(148)	—	(148)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(332)	—	—	(332)
Preferred stock issuance (1,500 shares issued at $100,000 per share net of offering costs)	1,500	145	—	—	—	—	—	—	145
Call of preferred stock	(1,000)	(95)	—	—	—	(5)	—	—	(100)
Common stock repurchased (b)	—	—	(25,063)	(16)	(400)	—	—	—	(416)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,609	2	26	—	—	—	28
Stock-based compensation expense	—	—	—	—	43	—	—	—	43
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(11)	(11)
Balance, December 31, 2021	26,750	520	533,577	333	4,743	2,891	(288)	295	8,494
Net income	—	—	—	—	—	900	—	12	912
Other comprehensive income (loss)	—	—	—	—	—	—	(1,080)	—	(1,080)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(329)	—	—	(329)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494	—	—	—	—	—	—	494
Common stock repurchased	—	—	(577)	—	(12)	—	—	—	(12)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	4,101	3	34	—	—	—	37
Stock-based compensation expense	—	—	—	—	75	—	—	—	75
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(12)	(12)
Balance, December 31, 2022	31,686	1,014	537,101	336	4,840	3,430	(1,368)	295	8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	897	—	19	916
Other comprehensive income (loss)	—	—	—	—	—	—	180	—	180
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(335)	—	—	(335)
Preferred stock conversion	(4,936)	(494)	—	—	—	—	—	—	(494)
Common stock repurchased	—	—	(807)	(1)	(9)	—	—	—	(10)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,802	—	5	—	—	—	5
Series G preferred stock conversion	—	—	19,743	12	481	—	—	—	493
Stock-based compensation expense	—	—	—	2	34	—	—	—	36
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(19)	(19)
Balance, December 31, 2023	26,750	$520	558,839	$349	$5,351	$3,964	$(1,188)	$295	$9,291
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)2021 includes $401 million repurchased under share repurchase programs.

See accompanying notes to consolidated financial statements.

112	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS
Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2023	2022	2021
Operating Activities
Net income	$916	$912	$1,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for credit losses	260	95	(310)
Deferred income tax expense (benefit)	44	91	—
Depreciation and amortization of premises and equipment	55	59	61
Amortization of intangible assets	47	51	56
Net other amortization and accretion	—	(25)	(72)
Net decrease in trading securities	1,163	2,120	1,824
Net (increase) decrease in derivatives	(314)	524	412
Stock-based compensation expense	36	75	43
Securities (gains) losses, net	4	(18)	(13)
Loss on debt extinguishment	—	—	26
Net (gains) losses on sale/disposal of fixed assets	—	(1)	29
Gain on divestiture	(9)	—	—
(Gain) loss on BOLI	(7)	(9)	(8)
Loans held for sale:
Purchases and originations	(2,295)	(3,728)	(6,644)
Gross proceeds from settlements and sales	1,183	2,310	4,451
(Gain) loss due to fair value adjustments and other	(12)	107	(205)
Other operating activities, net	228	(272)	65
Total adjustments	383	1,379	(285)
Net cash provided by operating activities	1,299	2,291	725
Investing Activities
Proceeds from sales of securities available for sale	—	—	68
Proceeds from maturities of securities available for sale	856	1,351	2,771
Purchases of securities available for sale	(261)	(2,767)	(3,736)
Purchases of securities held to maturity	—	(712)	(720)
Proceeds from prepayments of securities held to maturity	53	55	17
Proceeds from sales of premises and equipment	1	18	42
Purchases of premises and equipment	(37)	(28)	(53)
Proceeds from BOLI	14	22	22
Net (increase) decrease in loans and leases	(3,303)	(3,204)	3,525
Net (increase) decrease in interest-bearing deposits with banks	56	13,523	(6,556)
Cash received for divestitures	11	—	—
Other investing activities, net	5	75	19
Net cash provided by (used in) investing activities	(2,605)	8,333	(4,601)
Financing Activities
Common stock:
Stock options exercised	5	36	28
Cash dividends paid	(335)	(324)	(333)
Repurchase of shares	(10)	(12)	(416)
Preferred stock issuance	—	494	145
Call of preferred stock	—	—	(100)
Cash dividends paid - preferred stock - noncontrolling interest	(17)	(11)	(11)
Cash dividends paid - preferred stock	(32)	(32)	(33)
Net increase (decrease) in deposits	2,289	(11,406)	4,919

113	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS

Net increase (decrease) in short-term borrowings	43	382	(75)
Increases (decreases) in term borrowings	(449)	4	(108)
Net cash provided by (used in) financing activities	1,494	(10,869)	4,016
Net increase (decrease) in cash and cash equivalents	188	(245)	140
Cash and cash equivalents at beginning of period	1,543	1,788	1,648
Cash and cash equivalents at end of period	$1,731	$1,543	$1,788
Supplemental Disclosures
Total interest paid	$1,428	$280	$170
Total taxes paid	123	20	258
Total taxes refunded	19	7	30
Transfer from loans to OREO	4	3	4
Transfer from loans HFS to trading securities	1,212	1,893	2,232
Transfer from loans to loans HFS	7	—	31
Preferred stock conversion to common stock	493	—	—

See accompanying notes to consolidated financial statements.

114	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Merger and integration planning expenses related to the transactions associated with the TD Merger Agreement ("TD Transaction") are recorded in FHN’s Corporate segment. Expenses recognized during the years ended December 31, 2023 and 2022 were $51 million and $87 million, respectively.
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

115	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Contract Balances
As of December 31, 2023 and 2022, accounts receivable related to products and services on non-interest income were $13 million and $12 million, respectively. For the year ended December 31, 2023, FHN had no material impairment losses on non-interest accounts receivable and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2023. Credit risk is assessed on these accounts receivable each reporting period and the amount of estimated uncollectible receivables is not material.
Transaction Price Allocated to Remaining Performance Obligations
For the year ended December 31, 2023, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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

116	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Equity Investments
Equity investments are classified in other assets. Banks organized under state law may apply to be members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank. Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed. FRB and FHLB stock are recorded at cost and are subject to impairment reviews. FHN's subsidiary, First Horizon Bank, was a state member bank throughout 2023.
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
Loans Held for Sale
Loans originated or purchased for which management lacks the intent to hold are included in loans held for sale in the Consolidated Balance Sheets. FHN generally accounts for loans held for sale at the lower of amortized cost or market value, with an exception for certain mortgage loans held for sale and repurchased loans that are not government insured which are accounted for under the fair value option of reporting.
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

117	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
•Residential real estate loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower (“discharged bankruptcies”) are placed on nonaccrual. They are not returned to accrual status even if current and performing in the future.
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
Residential real estate loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower are not returned to accrual status. For current second liens that have been placed on nonaccrual because the first lien is 90 or more days past due, the second lien may be returned to accrual upon pay-off or cure of the first lien.
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

118	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet FHN’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in an income statement impact.
Purchased Credit-Deteriorated Loans
At the time of acquisition FHN evaluates all acquired loans to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans can be identified on either an 1) individual or 2) pooled basis when the loans share similar risk characteristics. FHN evaluates various absolute factors to assist in the identification of PCD loans, including criteria such as, existing PCD status, risk rating of special mention or lower, nonaccrual or impaired status, identification of prior loan modifications, and delinquency status. FHN also utilizes relative factors to identify PCD loans such as commercial loan grade migration, expansion of borrower credit spreads, declines in external risk ratings and changes in consumer loan characteristics (e.g., FICO decline or LTV increase). In addition, factors reflective of broad economic considerations are also considered in identifying PCD loans. These include industry, collateral type, and geographic location for the borrower’s operations. Internal factors for origination of new loans that are similar to the acquired loans are also evaluated to assess loans for PCD status, including increases in required yields, necessity of borrowers’ providing additional collateral and/or guarantees and changes in acceptable loan duration. Other indicators may also be used to evaluate loans for PCD status depending on borrower-specific communications and actions, such public statements, initiation of loan modification discussions and obtaining emergency funding from alternate sources.
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
Management's estimate of expected credit losses in the loan and lease portfolio is recorded in the ALLL and the reserve for unfunded lending commitments, collectively the ACL. The ACL is maintained at a level that management determines is appropriate to absorb current expected credit losses in the loan and lease portfolio and unfunded lending commitments. Management uses analytical models to estimate expected credit losses in the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The models are carefully reviewed to identify trends that may not be captured in the modeled loss estimates. Management uses qualitative adjustments for those items not reflected in the modeled loss information such as recent changes from the macroeconomic forecasts utilized in model calculations, results of additional stressed modeling scenarios, observed and/or expected changes affecting borrowers in specific industries or geographic areas, exposure to large lending relationships and expected recoveries of prior charge offs. Qualitative adjustments are also used to accommodate for the imprecision of certain assumptions and uncertainties inherent in the model calculations as well as to align certain differences in models used by acquired loan portfolios to the methodologies described herein. Loans accounted for at elected fair value are excluded from CECL measurements.
The ALLL is increased by the provision for loan and lease losses and is decreased by loan charge-offs. Credit loss estimation is based on the amortized cost of loans, which includes the following:
1.Unpaid principal balance for originated assets or acquisition price for purchased assets
2.Accrued interest (see elections discussed previously)

119	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
3.Accretion or amortization of premium, discount, and net deferred fees or costs
4.Collection of cash
5.Charge-offs
Premiums, discounts and net deferred origination costs/fees affect the calculated amount of expected credit losses but they are not considered when determining the amount of expected credit losses that are recorded.
Under CECL, a loan must be pooled when it shares similar risk characteristics with other loans. Loans that do not share similar risk characteristics are evaluated individually. Expected credit loss is estimated for the remaining life of loan(s), which is limited to the remaining contractual term(s), adjusted for prepayment estimates, which are included as separate inputs into modeled loss estimates. Renewals and extensions are not anticipated unless they are included in existing loan documentation and are not unconditionally cancellable by the lender. However, prior to January 1, 2023, losses were estimated over the estimated remaining life of reasonably expected TDRs which could extend beyond the current remaining contractual term.
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
FHN generally measures expected credit losses using undiscounted cash flow methodologies. Credit enhancements (e.g., guarantors) that are not freestanding are considered in the estimation of uncollectible cash flows. Estimation of expected credit losses for loan agreements involving collateral maintenance provisions include consideration of the value of the collateral and replenishment requirements, with the maximum loss limited to the difference between the amortized cost of the loan and the fair value of the collateral. Expected credit losses for loans for which foreclosure is probable are measured at the fair value of collateral, less estimated costs to sell when disposition through sale is anticipated. Additionally, for borrowers experiencing financial difficulty certain loans are valued at the fair value of collateral when repayment is expected to be provided substantially through the operation of the collateral. The fair value of the collateral is reduced for estimated costs to sell when repayment is expected through sale of the collateral. Prior to January 1, 2023, expected credit losses for TDRs were measured in accordance with ASC 310-40, which generally required a discounted cash flow methodology, whereby the loans were measured based on the present value of expected future payments discounted at the loan’s original effective interest rate. Subsequent to December 31, 2022, in accordance with the provisions of ASU 2022-02, FHN has ceased recognition of TDRs and no longer performs discounted cash flow calculations for these loans to estimate expected credit losses. FHN now monitors and discloses information associated with modifications to borrowers experiencing financial difficulty. For both commercial and consumer portfolio segments, an adjustment to the ACL is generally not recorded at the time of modification because FHN includes these modified loans in its quantitative loss estimation processes. In the event of principal forgiveness, which primarily occurs for commercial loan workouts and consumer loans experiencing bankruptcy, FHN records the reduction in expected collectible principal balance as a charge-off against the ALLL.
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
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable by FHN. The measurement of expected credit losses for unfunded commitments mirrors that of loans with the additional estimate of future draw rates (timing and amount). The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments, is included in

120	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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

121	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Lessee
As a lessee, FHN recognizes lease (right-of-use) assets and lease liabilities for all leasing arrangements with lease terms that are greater than one year. The lease asset and lease liability are recognized at the present value of estimated future lease payments, including estimated renewal periods, with the discount rate reflecting a fully-
collateralized rate matching the estimated lease term. Renewal options are included in the estimated lease term if they are considered reasonably certain of exercise. Periods covered by termination options are included in the lease term if it is reasonably certain they will not be exercised. Additionally, prepaid or accrued lease payments, lease incentives and initial direct costs related to lease arrangements are recognized within the right-of-use asset. Each lease is classified as a financing or operating lease which depends on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Substantially all of FHN’s lessee arrangements are classified as operating leases. For leases with a term of 12 months or less, FHN does not recognize lease assets and lease liabilities and expense is generally recognized on a straight-line basis over the lease term.
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

122	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Lease assets are recognized in other assets and lease liabilities are recognized in other liabilities in the Consolidated Balance Sheets. Since substantially all of its leasing arrangements relate to real estate, FHN records lease expense, and any related sublease income, within Occupancy expense in the Consolidated Statements of Income.
Lessor
As a lessor, FHN also evaluates its lease arrangements to determine whether a finance lease or an operating lease exists and utilizes the rate implicit in the lease arrangement as the discount rate to calculate the present value of future cash flows. Depending upon the terms of the individual agreements, finance leases represent either sales-type or direct financing leases, both of which require de-recognition of the asset being leased with offsetting recognition of a lease receivable that is evaluated for impairment similar to loans. Other than equipment leases entered into as part of commercial lease financing arrangements, all of FHN's lessor arrangements are considered operating leases.
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
FHN records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority is recognized. FHN's ASC 740 policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties are included within the related tax asset/liability line in the Consolidated Balance Sheets.
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

123	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Cash settled awards with payouts partially or fully based on changes in share price are accounted for as liability awards and are remeasured based on changes in their fair value, until the end of the performance period. Compensation cost for each reporting period is based on the change in the fair value of the award within each reporting period adjusted for the portion of required service that occurred during the reporting period.
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
Legal Costs
Generally, legal costs are expensed as incurred. Costs related to equity issuances are netted against capital surplus. Costs related to debt issuances are included in debt issuance costs that are recorded within term borrowings. Costs related to equity issuances are recorded as a reduction of the proceeds from the related issuance.
Contingency Accruals
Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. FHN establishes loss contingency liabilities for matters when loss is both probable and reasonably estimable in accordance with ASC 450-20-50 “Contingencies – Accruals for Loss Contingencies”. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a liability to be established at the low end of the range. Expected recoveries from insurance and indemnification arrangements are recognized if they are considered equally as probable and reasonably estimable as the related loss contingency up to the recognized amount of the estimated loss. Gain contingencies and expected recoveries from insurance and indemnification arrangements in excess of the associated recorded estimated losses are generally recognized when received. Recognized recoveries are recorded as offsets to the related expense in the Consolidated Statements of Income. The favorable resolution of a gain contingency generally results in the recognition of other income in the Consolidated Statements of Income. Contingencies assumed in business combinations are evaluated through the end of the one-year post-closing measurement period.  If the acquisition-date fair value of the contingency can be determined during the measurement period, recognition occurs as part of the acquisition-date fair value of the acquired business. If the acquisition-date fair value of the contingency cannot be determined, but loss is considered probable as of the acquisition date and can be reasonably estimated within the measurement period, then the estimated amount is recorded within acquisition accounting. If the requirements for inclusion of the contingency as part of the acquisition are not met, subsequent recognition of the contingency is included in earnings.
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

124	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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

125	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Summary of Accounting Changes
ASU 2022-01
In March 2022, the FASB issued ASU 2022-01, "Fair Value Hedging — Portfolio Layer Method", which expanded FHN's ability to hedge the benchmark interest rate risk of portfolios of financial interests (or beneficial interests) in a fair value hedge. The provisions of ASU 2022-01 also permit FHN to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, namely by expanding the use of the "portfolio layer" method to non-prepayable financial assets. ASU 2022-01 also permits multiple hedged layers to be designated as a single closed portfolio to achieve hedge accounting. Additionally, the ASU requires that basis adjustments must be maintained on the closed portfolio of assets as a whole, and not allocated to individual assets for active portfolio layer method hedges. ASU 2022-01 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. FHN may utilize the provisions of ASU 2022-01 in its future hedging strategies.
ASU 2022-02
In March 2022, the FASB issued ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” that eliminates current TDR recognition and measurement guidance and instead requires the Company to evaluate whether the modification represents a new loan or a continuation of an existing loan (which is consistent with the accounting for other loan modifications). The provisions of ASU 2022-02 also enhance existing disclosure requirements and introduce new disclosures related to certain modifications made to borrowers experiencing financial difficulty. The provisions of this ASU also require FHN to disclose current period gross write-offs of loans and leases by year of origination.
ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the transition method related to the recognition and measurement of TDRs, FHN elected to apply the modified retrospective transition effective January 1, 2023, resulting in a cumulative-effect reduction in ALLL of $6 million and an increase to retained earnings of $4 million, net of tax. The disclosure provisions of ASU 2022-02 were applied prospectively and presented in Note 3 – Loans and Leases and Note 4 – Allowance for Credit Losses.
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
ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If ASU 2023-02 is adopted in an interim period, it must be adopted as of the beginning of the fiscal year that includes that interim period. Adoption of ASU 2023-02 is applied on either a modified retrospective (cumulative catch up) or a retrospective (restatement of prior years) basis. FHN has assessed the applicability of ASU 2023-02 to its tax credit program equity investments and determined that it will make the proportional method election for New Markets Tax Credit and Historic Tax Credit programs. The use of the proportional amortization method will continue for Low-Income Housing Tax Credits. Upon adoption of ASU 2023-02 FHN will recognize a cumulative effect adjustment to increase retained earnings for $8 million, net of tax, on January 1, 2024.
ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures" that requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported

126	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. FHN is currently assessing the effects of ASU 2023-07 on its reportable segment disclosures.
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures" to enhance transparency and decision usefulness of income tax disclosures. The provisions of this ASU require disaggregated information about a reporting entity's effective tax rate reconciliation in both percentages and reporting currency amounts. Certain categories of reconciling items are required by the ASU with additional categories required if a specified quantitative threshold is met. Reporting entities are also required to provide a qualitative discussion of the primary state and local jurisdictions for income taxes and the type of reconciling categories. ASU 2023-09 also requires disaggregation of income taxes paid by jurisdiction.
For public business entities, ASU 2023-09 is effective for annual periods beginning after December 31, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. FHN is currently assessing the impact of adopting ASU 2023-09 on its income tax disclosures.

127	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following table summarizes FHN’s investment securities as of December 31, 2023 and 2022:
Table 8.2.1
INVESTMENT SECURITIES

	December 31, 2023
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,061	$2	$(579)	$4,484
Government agency issued CMO	2,487	—	(341)	2,146
Other U.S. government agencies	1,321	2	(151)	1,172
States and municipalities	627	3	(41)	589
Total securities available for sale (a)	$9,496	$7	$(1,112)	$8,391

Securities held to maturity:
Government agency issued MBS	$852	$—	$(96)	$756
Government agency issued CMO	471	—	(66)	405
Total securities held to maturity	$1,323	$—	$(162)	$1,161

(a)Includes $8.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

	December 31, 2022
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,457	$1	$(695)	$4,763
Government agency issued CMO	2,682	—	(369)	2,313
Other U.S. government agencies	1,325	—	(162)	1,163
States and municipalities	658	1	(62)	597
Total securities available for sale (a)	$10,122	$2	$(1,288)	$8,836

Securities held to maturity:
Government agency issued MBS	$897	$—	$(109)	$788
Government agency issued CMO	474	—	(53)	421
Total securities held to maturity	$1,371	$—	$(162)	$1,209

(a)Includes $6.5 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

128	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of December 31, 2023 is provided below:
Table 8.2.2
DEBT SECURITIES PORTFOLIO MATURITIES

	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$36	$36
After 1 year through 5 years	—	—	99	95
After 5 years through 10 years	—	—	397	364
After 10 years	—	—	1,416	1,266
Subtotal	—	—	1,948	1,761
Government agency issued MBS and CMO (a)	1,323	1,161	7,548	6,630
Total	$1,323	$1,161	$9,496	$8,391

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the years ended December 31, 2023 and 2022. Cash proceeds from the sales of AFS securities were $68 million for 2021. Gross gains and losses on the sales of AFS securities were insignificant for the year ended December 31, 2021.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of December 31, 2023 and 2022:
Table 8.2.3
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$140	$(2)	$4,231	$(577)	$4,371	$(579)
Government agency issued CMO	32	—	2,098	(341)	2,130	(341)
Other U.S. government agencies	114	(2)	905	(149)	1,019	(151)
States and municipalities	14	—	465	(41)	479	(41)
Total	$300	$(4)	$7,699	$(1,108)	$7,999	$(1,112)

	As of December 31, 2022
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$2,314	$(249)	$2,350	$(446)	$4,664	$(695)
Government agency issued CMO	1,104	(123)	1,209	(246)	2,313	(369)
Other U.S. government agencies	643	(67)	424	(95)	1,067	(162)
States and municipalities	493	(48)	54	(14)	547	(62)
Total	$4,554	$(487)	$4,037	$(801)	$8,591	$(1,288)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of
AFS debt securities was $32 million as of both December 31, 2023 and 2022. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities

129	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
with unrealized losses, FHN does not intend to sell them and it is more-likely-than-not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM securities during the years ended December 31, 2023, 2022, or 2021.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both December 31, 2023 and 2022. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of December 31, 2023 and 2022. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $89 million and $79 million at December 31, 2023 and 2022, respectively. The year-to-date gross amounts of upward and downward valuation adjustments included a $6 million loss for 2023 and were insignificant for 2022.
Unrealized gains of $11 million, unrealized losses of $11 million and unrealized gains of $3 million were recognized during 2023, 2022, and 2021, respectively, for equity investments with readily determinable fair values.

130	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of December 31, 2023 and 2022, excluding accrued interest of $287 million and $226 million, respectively, which is included in other assets in the Consolidated Balance Sheets.
Table 8.3.1
LOANS AND LEASES BY PORTFOLIO SEGMENT

	December 31,
(Dollars in millions)	2023	2022
Commercial:
Commercial and industrial (a) (b)	$30,614	$29,523
Loans to mortgage companies	2,019	2,258
Total commercial, financial, and industrial	32,633	31,781
Commercial real estate	14,216	13,228
Consumer:
HELOC	2,219	2,028
Real estate installment loans	11,431	10,225
Total consumer real estate	13,650	12,253
Credit card and other (c)	793	840
Loans and leases	$61,292	$58,102
Allowance for loan and lease losses	(773)	(685)
Net loans and leases	$60,519	$57,417

(a)Includes equipment financing leases of $1.2 billion and $1.1 billion as of December 31, 2023 and 2022, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $29 million and $76 million as of December 31, 2023 and 2022, respectively.
(c)Includes $180 million and $193 million of commercial credit card balances as of December 31, 2023 and 2022, respectively.

Restrictions
Loans and leases with carrying values of $46.1 billion and $38.3 billion were pledged as collateral for borrowings at December 31, 2023 and 2022, respectively.
Concentrations of Credit Risk
Most of the FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of December 31, 2023, FHN had loans to mortgage companies of $2.0 billion and loans to finance and insurance companies of $4.1 billion. As a result, 18% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

131	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of December 31, 2023 and 2022:
Table 8.3.2
C&I PORTFOLIO

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$4,009	$5,638	$3,507	$1,636	$1,666	$3,449	$2,014	$9,087	$327	$31,333
Special Mention (PD grade 13)	75	60	64	56	101	57	—	186	—	599
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	135	94	51	39	100	5	187	49	701
Total C&I loans	$4,125	$5,833	$3,665	$1,743	$1,806	$3,606	$2,019	$9,460	$376	$32,633

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$7,456	$3,634	$1,803	$1,912	$1,112	$3,170	$2,258	$9,166	$371	$30,882
Special Mention (PD grade 13)	17	56	17	125	8	80	—	126	—	429
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	36	48	41	34	25	55	—	134	97	470
Total C&I loans	$7,509	$3,738	$1,861	$2,071	$1,145	$3,305	$2,258	$9,426	$468	$31,781

(a)LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities less than one year.
(b)    Includes PPP loans.
Table 8.3.3
CRE PORTFOLIO

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$853	$3,473	$3,518	$1,162	$1,216	$2,853	$393	$18	$13,486
Special Mention (PD grade 13)	5	1	129	86	175	82	—	—	478
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	5	11	175	59	—	—	252
Total CRE loans	$858	$3,476	$3,652	$1,259	$1,566	$2,994	$393	$18	$14,216

132	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,637	$3,324	$1,488	$1,855	$808	$2,565	$274	$20	$12,971
Special Mention (PD grade 13)	—	3	3	37	68	5	1	—	117
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	4	12	50	31	31	11	—	140
Total CRE loans	$2,638	$3,331	$1,503	$1,942	$907	$2,601	$286	$20	$13,228

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

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of December 31, 2023 and 2022. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.
Table 8.3.4
CONSUMER REAL ESTATE PORTFOLIO

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,572	$2,099	$1,720	$730	$465	$1,332	$1,522	$50	$9,490
FICO score 720-739	205	286	227	107	88	230	192	15	1,350
FICO score 700-719	154	232	193	81	52	224	159	17	1,112
FICO score 660-699	170	198	113	83	53	290	168	18	1,093
FICO score 620-659	11	20	23	22	36	106	36	7	261
FICO score less than 620	18	19	15	20	12	225	24	11	344
Total	$2,130	$2,854	$2,291	$1,043	$706	$2,407	$2,101	$118	$13,650

133	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$2,154	$1,847	$819	$523	$278	$1,294	$1,297	$63	$8,275
FICO score 720-739	292	246	116	98	34	238	183	18	1,225
FICO score 700-719	242	206	93	55	35	226	142	22	1,021
FICO score 660-699	214	137	90	55	62	278	192	23	1,051
FICO score 620-659	21	24	25	41	20	105	47	9	292
FICO score less than 620	15	19	32	12	23	256	16	16	389
Total	$2,938	$2,479	$1,175	$784	$452	$2,397	$1,877	$151	$12,253

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of December 31, 2023 and 2022.
Table 8.3.5
CREDIT CARD & OTHER PORTFOLIO

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$52	$26	$10	$5	$3	$27	$207	$5	$335
FICO score 720-739	5	3	1	1	1	5	24	1	41
FICO score 700-719	5	4	1	1	1	4	25	1	42
FICO score 660-699	4	3	1	1	1	8	23	—	41
FICO score 620-659	2	1	1	—	—	3	7	—	14
FICO score less than 620	12	9	6	8	13	103	168	1	320
Total	$80	$46	$20	$16	$19	$150	$454	$8	$793

	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$36	$14	$10	$10	$4	$25	$291	$6	$396
FICO score 720-739	3	2	2	1	—	4	30	1	43
FICO score 700-719	3	3	1	1	—	4	33	1	46
FICO score 660-699	3	2	1	1	2	7	30	1	47
FICO score 620-659	1	3	1	—	—	3	18	—	26
FICO score less than 620	7	6	6	10	7	71	174	1	282
Total	$53	$30	$21	$23	$13	$114	$576	$10	$840

134	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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

The following table reflects accruing and non-accruing loans and leases by class on December 31, 2023 and 2022:
Table 8.3.6
ACCRUING & NON-ACCRUING LOANS & LEASES

	December 31, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,403	$31	$1	$30,435	$108	$18	$53	$179	$30,614
Loans to mortgage companies	2,013	1	—	2,014	5	—	—	5	2,019
Total commercial, financial, and industrial	32,416	32	1	32,449	113	18	53	184	32,633
Commercial real estate:
CRE (b)	14,072	8	—	14,080	41	—	95	136	14,216
Consumer real estate:
HELOC (c)	2,158	11	4	2,173	30	6	10	46	2,219
Real estate installment loans (d)	11,295	29	13	11,337	43	6	45	94	11,431
Total consumer real estate	13,453	40	17	13,510	73	12	55	140	13,650
Credit card and other:
Credit card	271	3	3	277	—	—	—	—	277
Other	512	2	—	514	1	—	1	2	516
Total credit card and other	783	5	3	791	1	—	1	2	793
Total loans and leases	$60,724	$85	$21	$60,830	$228	$30	$204	$462	$61,292

135	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2022
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,309	$50	$11	$29,370	$64	$10	$79	$153	$29,523
Loans to mortgage companies	2,258	—	—	2,258	—	—	—	—	2,258
Total commercial, financial, and industrial	31,567	50	11	31,628	64	10	79	153	31,781
Commercial real estate:
CRE (b)	13,208	11	—	13,219	7	—	2	9	13,228
Consumer real estate:
HELOC (c)	1,967	12	5	1,984	32	4	8	44	2,028
Real estate installment loans (d)	10,079	25	13	10,117	56	5	47	108	10,225
Total consumer real estate	12,046	37	18	12,101	88	9	55	152	12,253
Credit card and other:
Credit card	287	5	4	296	—	—	—	—	296
Other	540	2	—	542	1	—	1	2	544
Total credit card and other	827	7	4	838	1	—	1	2	840
Total loans and leases	$57,648	$105	$33	$57,786	$160	$19	$137	$316	$58,102

(a)    $178 million and $147 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2023 and 2022, respectively.
(b)    $129 million and $5 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2023 and 2022, respectively.
(c)    $4 million and $5 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2023 and 2022, respectively.
(d)    $10 million and $7 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2023 and 2022, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of December 31, 2023 and 2022, FHN had commercial loans with amortized cost of approximately $250 million and $124 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $117 million and $133 million, respectively, at December 31, 2023. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the years ended December 31, 2023 and 2022, FHN recognized total charge-offs of approximately $144 million and $10 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $6 million and $27 million, respectively, as of December 31, 2023, and $7 million and $26 million, respectively, as of December 31, 2022. Charge-offs were $1 million for collateral-dependent consumer loans during the year ended December 31, 2023, and $2 million during the year ended December 31, 2022.
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

136	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of December 31, 2023:

Table 8.3.7
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	December 31, 2023
	Interest Rate Reduction
(Dollars in millions)	Balance	% of Total Class	Financial Effect
Consumer real estate	$2	—%	Reduced weighted-average contractual interest rate from 8.60% to 5.00%
Credit card and other (a)	—	—	Reduced weighted-average contractual interest rate from 11.20% to 0.00%
Total	$2	—%

	December 31, 2023
	Term Extension
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$90	0.3%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	40	0.3	Added a weighted-average 0.8 year to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer real estate	2	—	Added a weighted-average 12 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$132	0.2%

	December 31, 2023
	Principal Forgiveness
(Dollars in millions)	Balance	% of Total Class	Financial Effect
Consumer real estate	$2	—%	$1.3 million of the principal of consumer loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end
Total	$2	—%

137	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
	Payment Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
Consumer real estate	$3	—%	Payment deferral for 11 months, with a balloon payment at the end of the term
Total	$3	—%

	December 31, 2023
	Combination - Term Extension and Interest Rate Reduction
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I (a)	$—	—%	Added a weighted-average 1.2 years to the life of loans and reduced weighted-average contractual interest rate from 13.00% to 11.50%
Consumer real estate	6	—	Added a weighted-average 14.3 years to the life of loans and reduced weighted-average contractual interest rate from 5.00% to 4.70%
Total	$6	—%

	December 31, 2023
	Combination - Term Extension, Interest Rate Reduction, and Interest Forgiveness
(Dollars in millions)	Balance	% of Total Class	Financial Effect
C&I	$2	—%	Added a weighted-average 3.7 years to the life of loans, reduced weighted-average contractual interest rate from 11.25% to 7.50% and provided less than $1 million in interest forgiveness
Total	$2	—%

	December 31, 2023
	Combination - Term Extension, Interest Rate Reduction, and Interest Deferrals
(Dollars in millions)	Balance	% of Total Class	Financial Effect
CRE	$15	0.1%	Added a weighted-average 1 year to the life of loans, reduced weighted-average contractual interest rate from 8.65% to 8.00% and provided less than $1 million in deferred interest
Total	$15	—%

(a) Balance less than $1 million.
The balance of loan modifications to borrowers experiencing financial difficulty that had a payment default during the period totaled $28 million as of December 31, 2023. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table depicts the performance of loans that have been modified in the last 12 months:
Table 8.3.8

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	December 31, 2023

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$70	$—	$—	$22
CRE	8	—	—	47
Consumer real estate	4	—	—	11
Credit card and other	—	—	—	—
Total	$82	$—	$—	$80

138	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
Table 8.3.9
LOANS MODIFIED IN A TDR

	Year Ended December 31, 2022
(Dollars in millions)	Number	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
C&I	6	$30	$24
CRE	1	1	1
HELOC	98	7	7
Real estate installment loans	181	41	41
Credit card and other	81	12	12
Total TDRs	367	$91	$85

The following table presents TDRs which re-defaulted during 2022, and as to which the modification occurred 12 months or less prior to the re-default. For purposes of this disclosure, FHN generally defines payment default as 30 or more days past due.
Table 8.3.10
LOANS MODIFIED IN A TDR THAT RE-DEFAULTED

	Year Ended December 31, 2022
(Dollars in millions)	Number	Recorded Investment
C&I	5	$—
CRE	—	—
HELOC	22	1
Real estate installment loans	54	15
Credit card and other	17	—
Total TDRs	98	$16

139	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the years ended December 31, 2023, 2022, and 2021 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The increase in the ACL balance as of December 31, 2023 as compared to December 31, 2022 largely reflects loan growth during the period, an evolving macroeconomic outlook, and modest grade migration. In developing credit loss estimates for its loan and lease portfolios, FHN utilized a baseline and a downside forecast scenario from Moody’s for its macroeconomic inputs. As of December 31, 2023, among other things, FHN's scenario selection process factored in the outlook for production, inflation, interest rates, employment, real estate prices, and international conflict. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. A smaller weight was placed on the FHN-selected downside scenario.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for December 31, 2023, 2022 and 2021:

140	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Table 8.4.1
ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02 (b)	1	—	(7)	—	(6)
Charge-offs (c)	(156)	(17)	(4)	(22)	(199)
Recoveries	14	2	9	4	29
Provision for loan and lease losses	172	41	35	16	264
Balance as of December 31, 2023	339	172	233	29	773

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	55	22	10	—	87
Provision for unfunded lending commitments	(6)	—	2	—	(4)
Balance as of December 31, 2023	49	22	12	—	83

Allowance for credit losses as of December 31, 2023	$388	$194	$245	$29	$856

Allowance for loan and lease losses:
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(62)	(1)	(5)	(25)	(93)
Recoveries	9	1	19	5	34
Provision for loan and lease losses	27	(8)	23	32	74
Balance as of December 31, 2022	308	146	200	31	685

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	46	12	8	—	66
Provision for unfunded lending commitments	9	10	2	—	21
Balance as of December 31, 2022	55	22	10	—	87

Allowance for credit losses as of December 31, 2022	$363	$168	$210	$31	$772

Allowance for loan and lease losses
Balance as of January 1, 2021	$453	$242	$242	$26	$963
Charge-offs	(34)	(5)	(5)	(15)	(59)
Recoveries	21	5	27	4	57
Provision for loan and lease losses	(106)	(88)	(101)	4	(291)
Balance as of December 31, 2021	334	154	163	19	670

Reserve for remaining unfunded commitments:
Balance as of January 1, 2021	65	10	10	—	85
Provision for unfunded lending commitments	(19)	2	(2)	—	(19)
Balance as of December 31, 2021	46	12	8	—	66

Allowance for credit losses as of December 31, 2021	$380	$166	$171	$19	$736
(a)    C&I loans as of December 31, 2023, 2022, and 2021 include $29 million, $76 million, and $1.0 billion in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b)    See Note 1 for additional information.
(c)    Charge-offs in the C&I portfolio in 2023 include $72 million from a single credit from a company in bankruptcy.

141	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following table represents gross charge-offs by year of origination for the year ended December 31, 2023:
Table 8.4.2

GROSS CHARGE-OFFS
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I	$1	$17	$82	$5	$10	$34	$7	$156
CRE	—	—	—	—	2	15	—	17
Consumer real estate	—	1	—	—	—	3	—	4
Credit card and other	12	1	—	—	—	2	7	22
Total	$13	$19	$82	$5	$12	$54	$14	$199

142	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
Note 5—Premises, Equipment, and Leases
Premises and equipment was comprised of the following at December 31, 2023 and 2022:
Table 8.5.1
PREMISES & EQUIPMENT

(Dollars in millions)	December 31, 2023	December 31, 2022
Land	$163	$163
Buildings	554	544
Leasehold improvements	84	82
Furniture, fixtures, and equipment	295	277
Fixed assets held for sale (a)	—	1
Total premises and equipment	1,096	1,067
Less accumulated depreciation and amortization	(506)	(455)
Premises and equipment, net	$590	$612

(a) Primarily comprised of land and buildings.

Both fixed asset and leased asset impairments were immaterial for 2023 and 2022. In 2021, FHN recognized $34 million of fixed asset impairments and $3 million of leased asset impairments which is included in other expense on the Consolidated Statements of Income.
Net gains related to the sales of bank branches were immaterial for 2023 and 2022. In 2021, FHN had $6 million of net gains related to the sales of bank branches which is included in other income on the Consolidated Statements of Income.
First Horizon as Lessee
FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.
The following table provides details of the classification of FHN's right-of-use assets and lease liabilities included in the Consolidated Balance Sheets.
Table 8.5.2
RIGHT-OF-USE ASSETS & LEASE LIABILITIES

(Dollars in millions)		December 31, 2023	December 31, 2022
Lease right-of-use assets:	Classification
Operating lease right-of-use assets	Other assets	$306	$331
Finance lease right-of-use assets	Other assets	3	3
Total lease right-of-use assets		$309	$334

Lease liabilities:
Operating lease liabilities	Other liabilities	$342	$367
Finance lease liabilities	Other liabilities	3	4
Total lease liabilities		$345	$371

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of December 31, 2023 and 2022.
Table 8.5.3
REMAINING LEASE TERMS
& DISCOUNT RATES

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Terms
Operating leases	11.79 years	12.22 years
Finance leases	9.15 years	9.83 years
Weighted Average Discount Rate
Operating leases	2.84%	2.69%
Finance leases	2.39%	2.62%

143	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
The following table provides a detail of the components of lease expense and other lease information for the years ended December 31, 2023, 2022, and 2021:
Table 8.5.4
LEASE EXPENSE &
OTHER INFORMATION

(Dollars in millions)	2023	2022	2021
Lease cost
Operating lease cost	$45	$47	$48
Sublease income	(2)	(2)	(1)
Total lease cost	$43	$45	$47

Other information
(Gain) loss on right-of-use asset impairment - operating leases	$1	$1	$3
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	46	50	53
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	11	31	19
The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of December 31, 2023:
Table 8.5.5
LEASE LIABILITY MATURITIES

(Dollars in millions)	December 31, 2023
2024	$44
2025	43
2026	42
2027	41
2028	35
2029 and thereafter	204
Total lease payments	409
Less lease liability interest	(64)
Total lease liability	$345

FHN had no aggregate undiscounted contractual obligations for lease arrangements that have not commenced as of December 31, 2023.
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
FHN’s portfolio of direct financing and sales-type leases contains terms of 2 to 23 years, some of which contain options to extend the lease for various periods of time and/or to purchase the equipment subject to the lease at various points in time. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, FHN expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of FHN’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.
The components of the Company’s net investment in leases as of December 31, 2023 and 2022 were as follows:
Table 8.5.6
LEASE NET INVESTMENTS

(Dollars in millions)	December 31, 2023	December 31, 2022
Lease receivable	$1,143	$984
Unearned income	(244)	(198)
Guaranteed residual	147	121
Unguaranteed residual	189	153
Total net investment	$1,235	$1,060

Interest income for direct financing or sales-type leases totaled $50 million, $34 million, and $26 million for the years ended December 31, 2023, 2022, and 2021, respectively. There was no profit or loss recognized at the commencement date for direct financing or sales-type leases for the years ended December 31, 2023, 2022, and 2021.

144	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
Maturities of the Company's lease receivables as of December 31, 2023 were as follows:
Table 8.5.7
LEASE RECEIVABLE MATURITIES

(Dollars in millions)	December 31, 2023
2024	$214
2025	193
2026	168
2027	132
2028	98
2029 and thereafter	338
Total future minimum lease payments	$1,143

145	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets
Goodwill
FHN performed the required annual goodwill impairment test as of October 1, 2023. The annual qualitative impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual periods, management will evaluate whether an impairment analysis is warranted.
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
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of December 31, 2023:
Table 8.6.1
GOODWILL

(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2020	$880	$631	$1,511
Additions	—	—	—
December 31, 2021	$880	$631	$1,511
Additions	—	—	—
December 31, 2022	$880	$631	$1,511
Additions	—	—	—
Divestitures (a)	—	(1)	(1)
December 31, 2023	$880	$630	$1,510

(a) Reduction in goodwill is related to the divestiture of FHN Financial Main Street Advisors assets in December 2023.
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:
Table 8.6.2
OTHER INTANGIBLE ASSETS

	December 31, 2023			December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$368	$(208)	$160	$371	$(171)	$200
Client relationships	32	(16)	16	32	(13)	19
Other (a)	27	(17)	10	27	(12)	15
Total	$427	$(241)	$186	$430	$(196)	$234

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

Amortization expense was $47 million, $51 million, and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table shows the aggregated amortization expense estimated, as of December 31, 2023, for the next five years:
Table 8.6.3
ESTIMATED AMORTIZATION EXPENSE

(Dollars in millions)
2024	$44
2025	38
2026	33
2027	29
2028	17

146	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 7—MORTGAGE BANKING ACTIVITY
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
At December 31, 2023, FHN had approximately $34 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2023, 2022, and 2021, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale for the years ended December 31, 2023, 2022, and 2021:
Table 8.7.1
MORTGAGE LOAN ACTIVITY

(Dollars in millions)	2023	2022	2021
Balance at beginning of period	$44	$250	$409
Originations and purchases	692	1,275	2,836
Sales, net of gains	(674)	(1,481)	(3,025)
Mortgage loans transferred from (to) held for investment	—	—	30
Balance at end of period	$62	$44	$250

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.
Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. Mortgage servicing rights had the following carrying values as of the periods indicated in the table below.
Table 8.7.2
MORTGAGE SERVICING RIGHTS

	December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$25	$(7)	$18
	December 31, 2022
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$21	$(5)	$16

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of December 31, 2023 and 2022. Total mortgage servicing fees included in mortgage banking and title income were $4 million for each of the years ended December 31, 2023, 2022, and 2021. Mortgage servicing rights with a net carrying amount of $21 million were sold during 2022, resulting in a gain of $12 million for the year ended December 31, 2022 which is included in mortgage banking and title income on the Consolidated Statements of Income.

147	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 8—DEPOSITS
Note 8—Deposits
The composition of deposits is presented in the following table:
Table 8.8.1
DEPOSITS

(Dollars in millions)	2023	2022
Savings	$25,082	$21,971
Time deposits	6,804	2,887
Other interest-bearing deposits	16,690	15,165
Total interest-bearing deposits	48,576	40,023
Noninterest-bearing deposits	17,204	23,466
Total deposits	$65,780	$63,489

Time deposits in denominations that exceed the FDIC insurance limit of $250,000 at December 31, 2023 and 2022 were $1.8 billion and $936 million, respectively.
Scheduled maturities of time deposits as of December 31, 2023 were as follows:
Table 8.8.2
TIME DEPOSIT MATURITIES

(Dollars in millions)
2024	$6,528
2025	138
2026	56
2027	52
2028	23
2029 and after	7
Total	$6,804

148	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 9—SHORT-TERM BORROWINGS
Note 9—Short-Term Borrowings
A summary of short-term borrowings for the years 2023, 2022 and 2021 is presented in the following table:
Table 8.9.1
SHORT-TERM BORROWINGS

(Dollars in millions)	Trading Liabilities	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
2023
Average balance	$301	$349	$1,426	$2,688
Year-end balance	509	302	1,921	326
Maximum month-end outstanding	509	622	1,957	7,476
Average rate for the year	4.16%	5.12%	3.66%	5.19%
Average rate at year-end	4.48%	5.40%	3.98%	5.36%
2022
Average balance	$480	$699	$881	$229
Year-end balance	335	400	1,013	1,093
Maximum month-end outstanding	700	1,023	1,211	1,093
Average rate for the year	2.56%	1.56%	0.77%	2.26%
Average rate at year-end	3.67%	4.40%	2.19%	4.30%
2021
Average balance	$540	$949	$1,235	$124
Year-end balance	426	775	1,247	102
Maximum month-end outstanding	685	1,037	1,615	146
Average rate for the year	1.11%	0.12%	0.30%	0.09%
Average rate at year-end	1.62%	0.10%	0.11%	0.08%

Federal funds purchased and securities sold under agreements to repurchase generally have maturities of less than 90 days. Trading liabilities, which represent short positions in securities, are generally held for less than 90 days. Other short-term borrowings have original maturities of one year or less. On December 31, 2023, there were no fixed income trading securities pledged to secure other short-term borrowings.

149	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Note 10—Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. The following table presents information pertaining to term borrowings as of December 31, 2023 and 2022:
Table 8.10.1
TERM BORROWINGS

(Dollars in millions)	2023	2022
First Horizon Bank:
Subordinated notes (a)
Maturity date – May 1, 2030 - 5.75%	$448	$448
Other collateralized borrowings - Maturity date – December 22, 2037
5.95% on December 31, 2023 and 5.07% on December 31, 2022 (b)	88	87
Other collateralized borrowings - SBA loans (c)	3	3
First Horizon Corporation:
Senior notes
Maturity date – May 26, 2023 - 3.55%	—	450
Maturity date – May 26, 2025 - 4.00%	349	349
Junior subordinated debentures (d)
Maturity date - June 28, 2035 - 7.33% on December 31, 2023 and 6.45% on December 31, 2022	3	3
Maturity date - December 15, 2035 - 7.02% on December 31, 2023 and 6.14% on December 31, 2022	18	18
Maturity date - March 15, 2036 - 7.05% on December 31, 2023 and 6.17% on December 31, 2022	9	9
Maturity date - March 15, 2036 - 7.19% on December 31, 2023 and 6.31% on December 31, 2022	12	12
Maturity date - June 30, 2036 - 6.91% on December 31, 2023 and 6.05% on December 31, 2022	28	27
Maturity date - July 7, 2036 - 7.21% on December 31, 2023 and 5.63% on December 31, 2022	19	18
Maturity date - June 15, 2037 - 7.30% on December 31, 2023 and 6.42% on December 31, 2022	52	52
Maturity date - September 6, 2037 - 7.05% on December 31, 2023 and 6.16% on December 31, 2022	9	9
Notes payable - New market tax credit investments; 7 to 35 year term, 0.93% to 4.95%	65	66
FT Real Estate Securities Company, Inc.:
Cumulative preferred stock (e)
Maturity date – March 31, 2031 – 9.50%	47	46
Total	$1,150	$1,597

(a)Qualifies for Tier 2 capital under the risk-based capital guidelines for First Horizon Bank as well as First Horizon Corporation up to certain limits for minority interest capital instruments.
(b)Secured by trust preferred loans.
(c)Collateralized borrowings associated with SBA loan sales that did not meet sales criteria. The loans have remaining terms of 2 to 25 years. These borrowings had a weighted average interest rate of 4.81% and 5.13% on December 31, 2023 and 2022, respectively.
(d)Acquired in conjunction with the acquisition of CBF. A portion qualifies for Tier 2 capital under the risk-based capital guidelines.
(e)Qualifies for Tier 2 capital under the risk-based capital guidelines for both First Horizon Bank and First Horizon Corporation up to certain limits for minority interest capital instruments.

150	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Annual principal repayment requirements as of December 31, 2023 are as follows:
Table 8.10.2

ANNUAL PRINCIPAL REPAYMENT SCHEDULE

(Dollars in millions)
2024	$6
2025	350
2026	—
2027	—
2028 and after	812

In conjunction with its acquisition of CBF, FHN obtained junior subordinated debentures, each of which is held by a wholly-owned trust that has issued trust preferred securities to external investors and loaned the funds to FHN as junior subordinated debt. The book value for each issuance represents the purchase accounting fair value as of the closing date less accumulated amortization of the associated discount, as applicable. Through various contractual arrangements, FHN assumed a full and unconditional guarantee for each trust’s obligations with respect to the securities. While the maturity dates are typically 30 years from the original issuance date, FHN has the option to redeem each of the junior subordinated debentures at par on any future interest payment date, which would trigger redemption of the related trust preferred securities. During 2021, FHN redeemed $94 million of legacy IBKC junior subordinated debt underlying multiple issuances of trust preferred securities. The redemption resulted in a loss on debt extinguishment of $26 million. A portion of FHN's remaining junior subordinated notes qualifies as Tier 2 capital under the risk-based capital guidelines.

151	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 11—PREFERRED STOCK
Note 11—Preferred Stock
FHN Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:
Table 8.11.1
PREFERRED STOCK

								December 31,
(Dollars in millions)								2023	2022
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount

Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series G	2/28/2022	2/28/2027	N/A		N/A	—	—	—	494
						26,750	$538	$520	$1,014

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
The $494 million carrying value of the Series G Convertible Preferred Stock qualified as Tier 1 Capital as of December 31, 2022 and qualified as Common Equity Tier 1 Capital upon conversion to common stock on June 26, 2023.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of the three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On December 31, 2023 and 2022, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At December 31, 2023, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
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

152	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 11—PREFERRED STOCK
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

153	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS
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
Management believes that, as of December 31, 2023, FHN and First Horizon Bank met all capital adequacy requirements to which they were subject. As of December 31, 2023, First Horizon Bank was classified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based, Common Equity Tier 1 and Tier 1 Leverage ratios as set forth in the following table. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum ratios as set forth in the following table. FHN and First Horizon Bank are also subject to a 2.5% capital conservation buffer which is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
The actual capital amounts and ratios of FHN and First Horizon Bank are presented in the following table.
Table 8.12.1
CAPITAL AMOUNTS & RATIOS

(Dollars in millions)	First Horizon Corporation		First Horizon Bank
	Amount	Ratio	Amount	Ratio
December 31, 2023
Actual:
Total Capital	$9,922	13.96%	$9,303	13.17%
Tier 1 Capital	8,825	12.42	8,350	11.82
Common Equity Tier 1	8,104	11.40	8,055	11.40
Leverage	8,825	10.69	8,350	10.20

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,686	8.00	5,651	8.00
Tier 1 Capital	4,264	6.00	4,238	6.00
Common Equity Tier 1	3,198	4.50	3,179	4.50
Leverage	3,302	4.00	3,276	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			7,064	10.00
Tier 1 Capital			5,651	8.00
Common Equity Tier 1			4,591	6.50
Leverage			4,095	5.00
December 31, 2022
Actual:
Total Capital	$9,222	13.33%	$8,532	12.41%
Tier 1 Capital	8,247	11.92	7,700	11.20
Common Equity Tier 1	7,032	10.17	7,405	10.77
Leverage	8,247	10.36	7,700	9.76

154	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,533	8.00	5,498	8.00
Tier 1 Capital	4,150	6.00	4,124	6.00
Common Equity Tier 1	3,112	4.50	3,093	4.50
Leverage	3,183	4.00	3,157	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			6,873	10.00
Tier 1 Capital			5,498	8.00
Common Equity Tier 1			4,467	6.50
Leverage			3,946	5.00
Restrictions on cash and due from banks
Effective March 26, 2020, the Federal Reserve reduced its reserve requirement to zero, and as a result, on December 31, 2023 and 2022, First Horizon Bank was not required to maintain cash reserves.
Restrictions on dividends
Cash dividends are paid by FHN from its assets, which are mainly provided by dividends from its subsidiaries. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, or advances. As of December 31, 2023, First Horizon Bank had undivided profits of $3.3 billion, of which a limited amount was available for distribution to FHN as dividends without prior regulatory approval. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an amount equal to First Horizon Bank's retained net income for the two most recent completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules, First Horizon Bank’s total amount available for dividends was $1.2 billion at January 1, 2024. First Horizon Bank declared and paid common dividends to the parent company in the amount of $220 million in 2023 and $435 million in 2022. During 2023 and 2022, First Horizon Bank declared and paid dividends on its preferred stock according to the payment terms of its issuances as noted in Note 11 - Preferred Stock.
The payment of cash dividends by FHN and First Horizon Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Furthermore, the Federal Reserve generally requires insured banks and bank holding companies to pay dividends only out of current operating earnings.
Restrictions on intercompany transactions
Under current Federal banking laws, First Horizon Bank may not enter into covered transactions with any affiliate including the parent company and certain financial subsidiaries in excess of 10% of the bank’s capital stock and surplus, as defined, or $951 million, on December 31, 2023. Covered transactions include a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, and the acceptance of securities issued by the affiliate as collateral for any loan or extension of credit. The equity investment, including retained earnings, in certain of a bank’s financial subsidiaries is also treated as a covered transaction. On December 31, 2023, the parent company had less than $1 million in covered transactions from First Horizon Bank and 840 Denning LLC, a parent company subsidiary, had a covered transaction of $2 million. Two of the bank’s financial subsidiaries, FHN Financial Securities Corp. and First Horizon Advisors, Inc., had covered transactions from First Horizon Bank totaling $387 million and $50 million, respectively. In addition, the aggregate amount of covered transactions with all affiliates, as defined, is limited to 20% of the bank’s capital stock and surplus, as defined, or $1.9 billion, on December 31, 2023. First Horizon Bank’s total covered transactions with all affiliates including the parent company on December 31, 2023 were $438 million.

155	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 13—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Note 13—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2023, 2022, and 2021:
Table 8.13.1
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2020	$108	$12	$(260)	$(140)
Net unrealized gains (losses)	(144)	(3)	(2)	(149)
Amounts reclassified from AOCI	—	(7)	8	1
Other comprehensive income (loss)	(144)	(10)	6	(148)
Balance as of December 31, 2021	$(36)	$2	$(254)	$(288)
Net unrealized gains (losses)	(937)	(144)	(22)	(1,103)
Amounts reclassified from AOCI	—	15	8	23
Other comprehensive income (loss)	(937)	(129)	(14)	(1,080)
Balance as of December 31, 2022	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	137	(5)	(11)	121
Amounts reclassified from AOCI	—	52	7	59
Other comprehensive income (loss)	137	47	(4)	180
Balance as of December 31, 2023	$(836)	$(80)	$(272)	$(1,188)

Reclassifications from AOCI, and related tax effects, were as follows:
Table 8.13.2
RECLASSIFICATIONS FROM AOCI

(Dollars in millions)
Details about AOCI	2023	2022	2021	Affected line item in the statement where net income is presented
Cash flow hedges:
Realized (gains) losses on cash flow hedges	$69	$20	$(9)	Interest and fees on loans and leases
Tax expense (benefit)	(17)	(5)	2	Income tax expense
	$52	$15	$(7)
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$9	$10	$10	Other expense
Tax expense (benefit)	(2)	(2)	(2)	Income tax expense
	7	8	8
Total reclassification from AOCI	$59	$23	$1

156	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Note 14—Income Taxes
The aggregate amount of income taxes included in the Consolidated Statements of Income and the Consolidated Statements of Changes in Equity for the years ended December 31, were as follows:
Table 8.14.1
INCOME TAX EXPENSE

(Dollars in millions)	2023	2022	2021
Consolidated Statements of Income:
Income tax expense	$212	$247	$274
Consolidated Statements of Changes in Equity:
Income tax expense (benefit) related to:
Net unrealized gains (losses) on pension and other postretirement plans	(1)	(5)	2
Net unrealized gains (losses) on securities available for sale	44	(302)	(46)
Net unrealized gains (losses) on cash flow hedges	15	(42)	(3)
Total	$270	$(102)	$227

The components of income tax expense (benefit) for the years ended December 31, were as follows:
Table 8.14.2
INCOME TAX EXPENSE COMPONENTS

(Dollars in millions)	2023	2022	2021
Current:
Federal	$140	$123	$235
State	28	33	39
Deferred:
Federal	37	87	(1)
State	7	4	1
Total	$212	$247	$274

157	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
A reconciliation of expected income tax expense (benefit) at the federal statutory rate of 21% for 2023, 2022, and 2021, respectively, to the total income tax expense follows:
Table 8.14.3
RECONCILIATION FROM STATUTORY RATES

(Dollars in millions)	2023	2022	2021
Federal income tax rate	21%	21%	21%
Tax computed at statutory rate	$237	$243	$270
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	34	31	32
Bank-owned life insurance	(6)	(4)	(7)
Tax-exempt interest	(12)	(10)	(10)
FDIC premium	11	7	5
Non-deductible expenses	9	4	3
LIHTC credits and benefits, net of amortization	(15)	(16)	(14)
Other tax credits	(5)	(4)	(4)
Other changes in unrecognized tax benefits	(50)	(2)	4
Termination of BOLI policies	21	—	—
Other	(12)	(2)	(5)
Total	$212	$247	$274

As of December 31, 2023, FHN had net deferred tax asset balances related to federal and state income tax carryforwards of $32 million and $3 million, respectively, which will expire at various dates as follows:
Table 8.14.4
TAX CARRYFORWARD DTA EXPIRATION DATES

(Dollars in millions)	Expiration Dates	Net Deferred Tax Asset Balance
Losses - federal	2028 - 2035	$32
Net operating losses - states	2024 - 2033	2
Net operating losses - states	2034 - 2041	1
We believe it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided an immaterial valuation allowance on the DTAs related to these state NOL carryforwards. If our assumptions change and we determine that we will be able to realize these NOLs, the tax benefits related to any reversal of the valuation allowance on DTAs will be recognized as a reduction of income tax expense.
A DTA or DTL is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. In order to support the recognition of the DTA, FHN’s management must believe that the realization of the DTA is more likely than not. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to the DTA. In projecting future taxable income, FHN incorporates assumptions including the estimated amount of future state and federal pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business.
As of December 31, 2023, FHN's net DTA was $215 million compared to $313 million at December 31, 2022. At December 31, 2023, FHN's gross DTA (net of a valuation allowance) and gross DTL were $737 million and $522 million, respectively. Although realization is not assured, FHN believes that it meets the more-likely-than-not requirement with respect to the net DTA after valuation allowance.

158	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Temporary differences which gave rise to deferred tax assets and deferred tax liabilities on December 31, 2023 and 2022 were as follows:
Table 8.14.5
COMPONENTS OF DTAs & DTLs

(Dollars in millions)	2023	2022
Deferred tax assets:
Loan valuations and loss reserves	$107	$108
Employee benefits	128	93
Accrued expenses	21	22
Depreciation and amortization	37	24
Lease liability	85	91
Federal loss carryforwards	32	34
State loss carryforwards	3	2
Securities available for sale and financial instruments (a)	296	355
Other	28	32
Gross deferred tax assets	737	761
Deferred tax liabilities:
Equity investments	$31	$3
Other intangible assets	75	80
Prepaid expenses	20	17
ROU lease asset	76	82
Leasing	316	265
Other	4	1
Gross deferred tax liabilities	522	448
Net deferred tax assets	$215	$313

(a)    Tax effects of unrealized gains and losses are tracked on a security-by-security basis.

Total unrecognized tax benefits at December 31, 2023 and 2022 were $15 million and $89 million, respectively. To the extent such unrecognized tax benefits as of December 31, 2023 are subsequently recognized, $15 million of tax benefits could impact tax expense and FHN’s effective tax rate in future periods.
During 2023, FHN settled audits which allowed it to reduce unrecognized benefits by $76 million, this resulted in a reduction of tax expense by $32 million. A reduction of accrued interest related to unrecognized benefits resulted in a reduction of tax expense of $14 million.
It is reasonably possible that the unrecognized tax benefits related to federal and state exposures could decrease by
$1 million during 2024 if the applicable statutes of limitations expire as scheduled. FHN recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense. FHN had approximately $3 million and $17 million accrued for the payment of interest as of December 31, 2023 and 2022, respectively. The total amount of interest and penalties recognized in the Consolidated Statements of Income during 2023 and 2022 were a benefit of $14 million and an expense of $3 million, respectively.
The rollforward of unrecognized tax benefits is shown in the following table:

159	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Table 8.14.6
ROLLFORWARD OF UNRECOGNIZED TAX BENEFITS

(Dollars in millions)
Balance at December 31, 2021	$92
Increases related to prior year tax positions	3
Increases related to current year tax positions	1
Decreases related to prior year tax positions	(7)
Balance at December 31, 2022	$89
Increases related to prior year tax positions	1
Increases related to current year tax positions	2
Settlements	(76)
Lapse of statutes	(1)
Balance at December 31, 2023	$15

160	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—EARNINGS PER SHARE
Note 15—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:
Table 8.15.1
EARNINGS PER SHARE COMPUTATIONS

(Dollars in millions, except per share data; shares in thousands)	2023	2022	2021
Net income	$916	$912	$1,010
Net income attributable to noncontrolling interest	19	12	11
Net income attributable to controlling interest	897	900	999
Preferred stock dividends	32	32	37
Net income available to common shareholders	865	868	962

Weighted average common shares outstanding—basic	548,410	535,033	546,354
Effect of dilutive restricted stock, performance equity awards and options	3,802	7,830	4,887
Effect of dilutive convertible preferred stock (a)	9,520	23,141	—
Weighted average common shares outstanding—diluted	561,732	566,004	551,241

Basic earnings per common share	$1.58	$1.62	$1.76
Diluted earnings per common share	$1.54	$1.53	$1.74

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
Table 8.15.2
ANTI-DILUTIVE EQUITY AWARDS

(Shares in thousands)	2023	2022	2021
Stock options excluded from the calculation of diluted EPS	—	29	1,366
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$24.36	$25.64	$20.44
Other equity awards excluded from the calculation of diluted EPS	2,242	144	1,531

161	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At December 31, 2023, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At December 31, 2023, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for each matter mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
Mortgage Loan Repurchase and Foreclosure Liability
FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization and servicing businesses, is comprised of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and

162	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of both December 31, 2023 and 2022. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
The most significant outstanding claim associated with FHN's pre-2009 business is a servicing indemnification claim asserted by Nationstar Mortgage LLC, currently doing business as "Mr. Cooper". Nationstar was the purchaser of FHN's mortgage servicing obligations and assets in 2013 and 2014 and was FHN's subservicer. Nationstar asserts several categories of indemnity obligations in connection with mortgage loans under the subservicing arrangement and under the purchase transaction. This matter currently is not in litigation, but litigation in the future is possible. FHN is unable to estimate an RPL range for this matter due to significant uncertainties regarding: the exact nature of each of Nationstar's claims and its position in respect of each; the number of, and the facts underlying, the claimed instances of indemnifiable events; the applicability of FHN's contractual indemnity covenants to those facts and events; and, in those cases where the facts and events might support an indemnity claim, whether any legal defenses, counterclaims, other counter-positions, or third-party claims might eliminate or reduce claims against FHN or their impact on FHN.
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

163	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Note 17—Retirement Plans and Other Employee Benefits
Pension Plan
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made a contribution of $6 million to the qualified pension plan in 2021, and no contributions were made in 2023 and 2022. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2024.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $6 million for 2023. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2024.
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
FHN also provides “flexible dollars” to assist employees with the cost of annual benefits and/or allow the employee to contribute to his or her qualified savings plan account. These “flexible dollars” are pre-tax contributions and are based upon the employees’ years of service and qualified compensation. Contributions made by FHN through the flexible benefits plan and the company matches were $48 million, $47 million, and $51 million for 2023, 2022, and 2021, respectively.
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
The discount rates for the three years ended 2023 for pension and other benefits were determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to 30 years. The discount rates are selected based upon data specific to FHN’s plans and employee population. The bonds used to create the hypothetical yield curve were subjected to several requirements to ensure that the resulting rates were representative of the bonds that would be selected by management to fulfill the company’s funding obligations. In addition to the AA rating, only non-callable bonds were included. Each bond issue was required to have at least $300 million par outstanding so that each issue was sufficiently marketable. Finally, bonds more than two standard deviations from the average yield were removed. When selecting the discount rate, FHN matches the duration of high quality bonds with the duration of the obligations of the plan as of the measurement date. For all years presented, the measurement date of the benefit obligations and net periodic benefit costs was December 31.
The actuarial assumptions used in the defined benefit pension plans and other employee benefit plans were as follows:

164	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.1
ACTUARIAL ASSUMPTIONS FOR DEFINED BENEFIT PLANS

	Benefit Obligations			Net Periodic Benefit Cost
	2023	2022	2021	2023	2022	2021
Discount rate
Qualified pension	5.00%	5.20%	2.95%	5.20%	2.96%	2.64%
Nonqualified pension	4.90%	5.10%	2.65%	5.10%	2.65%	2.24%
Other nonqualified pension	4.75%	4.94%	1.99%	4.94%	1.99%	1.41%
Postretirement benefits	4.84% - 5.06%	5.04% - 5.25%	2.43% - 3.07%	4.88% - 5.25%	2.42% - 5.08%	1.93% - 2.81%
Expected long-term rate of return
Qualified pension/ postretirement benefits	N/A	N/A	N/A	5.15%	2.85%	2.30%
Postretirement benefit (retirees post January 1, 1993)	N/A	N/A	N/A	5.50%	5.95%	5.80%
Postretirement benefit (retirees prior to January 1, 1993)	N/A	N/A	N/A	N/A	1.05%	1.00%
Since the benefits in the defined benefit pension plan are frozen, the rate of compensation increase has no effect on qualified pension benefits.
FHN has one pension plan where participants' benefits are affected by interest crediting rates. The plan's projected benefit obligation as of December 31, 2023, 2022 and 2021 and interest crediting rates for the respective years were as follows:
Table 8.17.2
PROJECTED BENEFIT OBLIGATION
& CREDITING RATE

(Dollars in millions)	2023	2022	2021
Projected benefit obligation	$8	$10	$12
Interest crediting rate	12.04%	10.77%	9.07%

The components of net periodic benefit cost for the plan years 2023, 2022 and 2021 were as follows:
Table 8.17.3
COMPONENTS OF NET PERIODIC BENEFIT COST

(Dollars in millions)	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost
Interest cost	$33	$20	$17	$2	$1	$1
Expected return on plan assets	(32)	(24)	(20)	(1)	(2)	(1)
Amortization of unrecognized:
Actuarial (gain) loss	13	12	10	(1)	—	—
Net periodic benefit cost	$14	$8	$7	$—	$(1)	$—

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

165	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
The following table presents the plans’ benefit obligations and plan assets for 2023 and 2022:
Table 8.17.4
BENEFIT OBLIGATIONS & PLAN ASSETS

(Dollars in millions)	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation, beginning of year	$663	$845	$32	$41
Interest cost	33	20	2	1
Actuarial (gain) loss (a)	20	(163)	—	(9)
Actual benefits paid	(41)	(39)	(3)	(1)
Benefit obligation, end of year	$675	$663	$31	$32
Change in plan assets
Fair value of plan assets, beginning of year	$641	$849	$21	$26
Actual return on plan assets	35	(172)	2	(4)
Employer contributions	3	3	3	1
Actual benefits paid – settlement payments	(2)	(2)	(3)	(2)
Actual benefits paid – other payments	(1)	(1)	—	—
Premium paid for annuity purchase (b)	(38)	(36)	—	—
Fair value of plan assets, end of year	$638	$641	$23	$21
Funded (unfunded) status of the plans	$(37)	$(22)	$(8)	$(11)
Amounts recognized in the Balance Sheets
Other assets	$—	$4	$21	$19
Other liabilities	(37)	(26)	(29)	(30)
Net asset (liability) at end of year	$(37)	$(22)	$(8)	$(11)

(a)Variances in the actuarial (gain) loss are due to normal activity such as changes in discount rates, updates to participant demographic information and revisions to life expectancy assumptions.
(b)Amounts represent settlements of certain retired participants in the qualified pension plan that occurred during the year.
The projected benefit obligation for unfunded plans was as follows:
Table 8.17.5
BENEFIT OBLIGATION - UNFUNDED PLANS

	Pension Benefits		Other Benefits
(Dollars in millions)	2023	2022	2023	2022
Projected benefit obligation	$24	$26	$29	$30
The qualified pension plan was underfunded by $13 million and overfunded by $4 million as of December 31, 2023 and 2022, respectively. Because of the pension freeze at the end of 2012, as of both December 31, 2023 and 2022, the pension benefit obligation is equivalent to the accumulated benefit obligation. FHN's funded post retirement plan was in an overfunded status as of December 31, 2023 and 2022.
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are recognized as a component of accumulated other comprehensive income. Balances reflected in accumulated other comprehensive income on a pre-tax basis for the years ended December 31, 2023 and 2022 consist of:

166	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.6
PRE-TAX ACTUARIAL (GAINS) LOSSES REFLECTED IN AOCI

(Dollars in millions)	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$367	$363	$(8)	$(8)
The pre-tax amounts recognized in other comprehensive income during 2023, 2022, and 2021 were as follows:
Table 8.17.7
PRE-TAX AMOUNTS RECOGNIZED IN OCI

(Dollars in millions)	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$17	$32	$13	$—	$(3)	$(7)
Items amortized during the measurement period:
Net actuarial gain (loss)	(13)	(11)	(10)	1	—	—
Total recognized in other comprehensive income	$4	$21	$3	$1	$(3)	$(7)

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
The following table provides detail on expected benefit payments, which reflect expected future service, as appropriate:
Table 8.17.8
EXPECTED BENEFIT PAYMENTS

(Dollars in millions)	Pension Benefits	Other Benefits
2024	$44	$2
2025	46	2
2026	47	2
2027	48	2
2028	48	2
2029-2033	239	11

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
Qualified pension plan assets primarily consist of fixed income securities which include U.S. treasuries, corporate bonds of companies from diversified industries, municipal bonds, and foreign bonds. Fixed income investments generally have long durations consistent with the estimated pension liabilities of FHN. This duration-matching strategy is intended to hedge substantially all of the plan’s risk associated with future benefit payments. Retiree medical funds are kept in short-term investments, primarily money market funds and mutual funds. On December 31, 2023 and 2022, FHN did not have any significant concentrations of risk within the plan assets related to the pension plan or the retiree medical plan.
The fair value of FHN’s pension plan assets at December 31, 2023 and 2022, by asset category classified using the Fair Value measurement hierarchy, is shown in the table below. See Note 23 – Fair Value of Assets and Liabilities for more details about fair value measurements.

167	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.9
FAIR VALUE OF PENSION ASSETS

(Dollars in millions)	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$6	$—	$—	$6
Fixed income securities:
U.S. treasuries	—	9	—	9
Corporate, municipal and foreign bonds	—	317	—	317
Common and collective funds:
Fixed income	—	306	—	306
Total	$6	$632	$—	$638

(Dollars in millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$20	$—	$—	$20
Fixed income securities:
U.S. treasuries	—	15	—	15
Corporate, municipal and foreign bonds	—	300	—	300
Common and collective funds:
Fixed income	—	306	—	306
Total	$20	$621	$—	$641

The HR Investment and Risk Committee, comprised of senior managers within the organization, meet regularly to review asset performance and potential portfolio revisions.
Adjustments to the qualified pension plan asset allocation primarily reflect changes in anticipated liquidity needs for plan benefits.
The fair value of FHN’s retiree medical plan assets at December 31, 2023 and 2022 by asset category are as follows:
Table 8.17.10
FAIR VALUE OF RETIREE MEDICAL PLAN ASSETS

(Dollars in millions)	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$7	$—	$—	$7
Fixed income mutual funds	16	—	—	16
Total	$23	$—	$—	$23

(Dollars in millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$6	$—	$—	$6
Fixed income mutual funds	15	—	—	15
Total	$21	$—	$—	$21

168	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
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
On December 31, 2023, there were 4,965,419 shares available for new awards under the IP. This includes the new/additional shares originally authorized under the IP along with shares underlying ECP awards that have been forfeited or canceled since the IP was approved by shareholders, net of shares underlying IP awards that are outstanding or have been paid.
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
Performance condition awards
Under FHN’s long-term incentive and corporate performance programs, performance stock units (PSUs) (executives) and cash units (selected management employees) are granted annually and vest only if predetermined performance measures are met. The measures are changed each year based on goals and circumstances prevailing at the time of grant. In recent years the performance periods have been three years, with service-vesting near the third anniversary of the grant. PSUs granted from 2014 to 2020 have a post-vest holding period of two years. PSUs granted after 2020 no longer have the 2-year holding period. Recent annual performance awards require pro-rated forfeiture (in relation to the maximum possible) for performance falling between a threshold level and a maximum. Performance awards sometimes are used to provide a narrow, targeted incentive to a single person or small group; one such award which includes a market performance condition to FHN’s CEO is discussed in the next paragraph. Of the annual program awards paid during 2023 or outstanding on December 31, 2023: the 2018, 2019 and 2020 units vested in 2021, 2022 and 2023 at the 133.3%, 187.5% and 187.5% payout level, respectively, and remain in a two year post-vesting holding period; the three-year performance period of the 2021 units has ended but performance is measured relative to peers and has not yet been determined; and, the three-year performance periods for the 2022 and 2023 units have not ended.
Market condition award
In 2016, FHN made a special grant of performance stock units to FHN’s CEO seven year performance period. The award had no provision for pro-rated payment based on partial performance. The award’s performance goal was based on achievement of a specific level of total shareholder return during the performance period and vested in 2023.
Director awards
Non-employee directors receive cash and annual grants of service-conditioned stock units under a program approved by the board of directors. Director stock units granted vest in the year following the year of grant and settle in shares. In 2023 and 2022, each director received a base of $122,000 or prorated equivalent of stock units, representing a portion of their annual retainer. Prior to 2005, directors could elect to defer cash compensation in the form of discount-priced stock options, one of which remained outstanding at December 31, 2023, but has since expired.
Stock and stock unit awards. A summary of restricted and performance stock and unit activity during the year ended December 31, 2023, is presented below:

169	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
Table 8.18.1
RESTRICTED AND PERFORMANCE EQUITY AWARD ACTIVITY

	Shares/ Units (a)	Weighted average grant date fair value (per share) (b)
January 1, 2023	13,033,646	$17.09
Shares/units granted	4,558,402	16.08
Shares/units vested/distributed	(2,880,586)	11.41
Shares/units canceled (c)	(3,393,758)	22.43
December 31, 2023	11,317,704	$15.89

(a)Includes only units that settle in shares; nonvested performance units are included at 100% payout level.
(b)The weighted average grant date fair value for shares/units granted in 2022 and 2021 was $17.09 and $13.14, respectively.
(c)Includes 3,198,257 retention grants canceled in connection with the TD merger termination; replacement retention grants issued settle in cash upon vesting and are excluded from this disclosure.

On December 31, 2023, there was $78 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of two years. The total grant date fair value of shares vested during 2023, 2022 and 2021, was $32 million, $29 million, and $36 million, respectively.
Stock option awards
In 2021 FHN ended its only remaining stock option program, making only one grant related to a 2020 commitment. Options under that program, for executives, have service-vesting requirements and seven-year terms.
In the past, option programs varied widely in their uses and terms, and many old-program options, granted under the ECP or its predecessor plans, remain outstanding today. All options granted since 2005 provide for the issuance of FHN common stock at a price fixed at its fair market value on the grant date. Except for converted options and a special retention stock option award to the CEO in 2016, all options granted since 2008 vest fully no later than the fourth anniversary of grant, and all such options expire seven years from the grant date. CBF converted options and IBKC converted options granted prior to November 3, 2019 (the merger agreement date) are fully vested and expire ten years from grant date. IBKC converted options granted subsequent to the merger agreement vest fully no later than the fifth anniversary of the grant date and expire ten years from grant date. The 2016 retention award vests beginning on the fourth anniversary of grant and extends through the sixth anniversary of grant. A deferral program, which was discontinued in 2005, allowed for foregone compensation plus the exercise price to equal the fair market value of the stock on the date of grant if the grantee agreed to receive the options in lieu of compensation. Deferral options still outstanding expire 20 years from the grant date. At December 31, 2023 an immaterial number of grants remained outstanding, but have since expired.
The summary of stock option activity for the year ended December 31, 2023, is shown below:
Table 8.18.2
STOCK OPTION ACTIVITY

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
January 1, 2023	2,437,446	$15.72
Options granted	—	—
Options exercised	(393,560)	13.49
Options expired/canceled	(144,918)	14.05
December 31, 2023	1,898,968	$16.31	2.87	$—
Options exercisable	1,617,760	16.44	2.62	—
Options expected to vest	281,208	15.53	4.33	—
The total intrinsic value of options exercised during 2023, 2022 and 2021 was $4 million, $17 million, and $12 million, respectively. On December 31, 2023, there was an immaterial amount of unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 0.2 years.

170	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS, RESTRICTED STOCK, & DIVIDEND REINVESTMENT PLANS
FHN did not grant or convert stock options in 2023 and 2022. FHN granted or converted 155,124 stock options with a weighted average fair value of $3.39 per option at grant date in 2021.
FHN used the Black-Scholes Option Pricing Model to estimate the fair value of stock options granted or converted in 2021 and with the following assumptions:
Table 8.18.3
STOCK OPTION FAIR VALUE ASSUMPTIONS

2021
Expected dividend yield	4.16%
Expected weighted-average lives of options granted	6.29 years
Expected weighted-average volatility	38.44%
Expected volatility range	37.86% - 39.02%
Risk-free interest rate	0.62%
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
Phantom stock awards
As a result of the IBKC merger, FHN assumed phantom stock awards under various plans to officers and other key associates. The awards are subject to a vesting period of five years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested share equivalents multiplied by closing market price of a share of the Company's common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award's dollar value divided by the closing market price of a share of the Company's common stock on the grant date. As of December 31, 2023, there were 199,114 share equivalents of phantom stock awards outstanding. See Note 1 - Significant Accounting Policies for more discussion on FHN's phantom stock awards.
Compensation Cost
The compensation cost that has been included in the Consolidated Statements of Income pertaining to stock-based awards was $36 million, $75 million, and $43 million for 2023, 2022, and 2021, respectively. The corresponding total income tax benefits recognized were $8 million, $18 million and $10 million in 2023, 2022, and 2021, respectively.
Authorization
Consistent with Tennessee state law, only authorized, but unissued, stock may be utilized in connection with any issuance of FHN common stock which may be required as a result of stock-based compensation awards. Prior authorizations to repurchase shares issued in connection with compensation plans expired on December 31, 2023. After 2023, as authorized by FHN's Board and the Board's Compensation Committee, FHN will continue to make automatic stock purchases by withholding shares associated with stock-based awards to cover tax obligations associated with those awards. Those limited, off-market purchases no longer will be connected to a traditional, announced purchase program. As has been true in the past, automatic tax withholding purchases are not subject to trading blackouts which affect senior executives or the general purchase program.
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

171	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
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
•Specialty Banking segment consists of lines of business that deliver product offerings and services with specialized industry knowledge. Specialty Banking’s lines of business include asset-based lending, mortgage warehouse lending, commercial real estate, franchise finance, correspondent banking, equipment finance, mortgage, and (prior to July 2022) title insurance. In addition to traditional lending and deposit taking, Specialty Banking also delivers treasury management solutions, loan syndications, and international banking. Additionally, Specialty Banking has a line of business focused on fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.
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
The following table presents financial information for each reportable business segment for the years ended December 31:
Table 8.19.1
SEGMENT FINANCIAL INFORMATION

	2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$2,354	$518	$(332)	$2,540
Provision for credit losses	224	50	(14)	260
Noninterest income (a)	433	209	285	927
Noninterest expense (b)(c)(e)	1,301	364	414	2,079
Income (loss) before income taxes	1,262	313	(447)	1,128
Income tax expense (benefit) (f)	296	76	(160)	212
Net income (loss)	$966	$237	$(287)	$916
Average assets	$45,858	$20,161	$15,664	$81,683
Depreciation and amortization	60	—	42	102
Expenditures for long-lived assets	29	4	1	34

172	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,954	$557	$(119)	$2,392
Provision for credit losses	94	14	(13)	95
Noninterest income (a)	443	312	60	815
Noninterest expense (b)(e)	1,226	446	281	1,953
Income (loss) before income taxes	1,077	409	(327)	1,159
Income tax expense (benefit)	253	99	(105)	247
Net income (loss)	$824	$310	$(222)	$912
Average assets	$42,297	$19,965	$21,955	$84,217
Depreciation and amortization	24	2	59	85
Expenditures for long-lived assets	18	12	(6)	24

	2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,764	$620	$(390)	$1,994
Provision (benefit) for credit losses	(229)	(64)	(17)	(310)
Noninterest income (a)	438	597	41	1,076
Noninterest expense (b)(d)(e)	1,136	573	387	2,096
Income (loss) before income taxes	1,295	708	(719)	1,284
Income tax expense (benefit)	303	172	(201)	274
Net income (loss)	$992	$536	$(518)	$1,010
Average assets	$41,527	$20,789	$25,293	$87,609
Depreciation and amortization	(57)	4	98	45
Expenditures for long-lived assets	27	3	7	37
(a)2023 includes a $225 million gain on merger termination and a $6 million loss on equities valuation adjustments in the Corporate segment and a $7 million gain on a small FHN Financial asset disposition in the Specialty Banking segment. 2022 includes a $12 million gain on sale of mortgage servicing rights in the Specialty Banking segment and a $22 million gain related to the sale of the title insurance business, a $10 million gain on equity securities and a $6 million gain related to a fintech investment in the Corporate segment. 2021 includes a loss of $26 million related to TRUPS redemption in the Corporate segment.
(b)2023 includes $51 million in merger and integration planning expenses related to the TD Transaction in the Corporate Segment. 2022 and 2021 include $136 million and $187 million, respectively, in merger and integration expenses related to the IBKC merger and TD Transaction in the Corporate segment.
(c)2023 includes $10 million of restructuring costs, an FDIC special assessment of $68 million, and a $50 million contribution to the First Horizon Foundation in the Corporate segment.
(d)2021 includes $37 million in asset impairments related to IBKC merger integration efforts in the Corporate segment.
(e)2023, 2022 and 2021 include $15 million, $22 million and $19 million, respectively, in derivative valuation adjustments related to prior Visa Class-B share sales in the Corporate segment.
(f)2023 includes $24 million in expense related to the surrender of bank owned life insurance policies and a $59 million benefit from merger-related tax items in the Corporate segment.

173	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN’s noninterest income by major product line and reportable segment for the years ended December 31, 2023, 2022, and 2021:
Table 8.19.2
NONINTEREST INCOME DETAIL BY SEGMENT

	December 31, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$161	$10	$8	$179
Fixed income (a)	—	133	—	133
Brokerage, management fees and commissions	90	—	—	90
Card and digital banking fees	68	2	7	77
Other service charges and fees	30	24	—	54
Trust services and investment management	47	—	—	47
Mortgage banking and title income	—	23	—	23
Gain on merger termination	—	—	225	225
Securities gains (losses), net (b)	—	—	(4)	(4)
Other income (c)	37	17	49	103
Total noninterest income	$433	$209	$285	$927

	December 31, 2022
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$153	$9	$9	$171
Fixed income (a)	—	205	—	205
Brokerage, management fees and commissions	92	—	—	92
Card and digital banking fees	75	2	7	84
Other service charges and fees	32	22	—	54
Trust services and investment management	48	—	—	48
Mortgage banking and title income	—	68	—	68
Securities gains (losses), net (b)	—	—	18	18
Other income (c)	43	6	26	75
Total noninterest income	$443	$312	$60	$815

	December 31, 2021
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$157	$12	$6	$175
Fixed income (a)	—	406	—	406
Brokerage, management fees and commissions	88	—	—	88
Card and digital banking fees	67	3	8	78
Other service charges and fees	23	17	4	44
Trust services and investment management	51	—	—	51
Mortgage banking and title income	—	152	2	154
Securities gains (losses), net (b)	—	—	13	13
Other income (c)	52	7	8	67
Total noninterest income	$438	$597	$41	$1,076

(a)2023, 2022 and 2021, include $42 million, $43 million, and $44 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers.
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

174	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of December 31, 2023 and 2022:
Table 8.20.1
CONSOLIDATED VIEs

(Dollars in millions)	December 31, 2023	December 31, 2022
Assets:
Other assets	$177	$181
Liabilities:
Other liabilities	$150	$150

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
FHN accounts for all qualifying LIHTC investments under the proportional amortization method. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. LIHTC investments that do not qualify for the proportional amortization method are accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material during 2023, 2022, and 2021.
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 for LIHTC investments accounted for under the proportional amortization method.
Table 8.20.2
LIHTC IMPACTS ON TAX EXPENSE

(Dollars in millions)	2023	2022	2021
Income tax expense (benefit):
Amortization of qualifying LIHTC investments	$54	$44	$26
Low income housing tax credits	(55)	(48)	(32)
Other tax benefits related to qualifying LIHTC investments	(13)	(12)	(7)

Other Tax Credit Investments
Through designated subsidiaries, First Horizon Bank periodically makes equity investments as a non-managing member in various LLCs that sponsor community development projects utilizing the NMTC. First Horizon Bank also makes equity investments as a limited partner or non-managing member in entities that receive historic tax credits. The purposes of these investments are to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. These entities

175	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
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
The following tables summarize FHN’s nonconsolidated VIEs as of December 31, 2023 and 2022:

176	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
Table 8.20.3
NONCONSOLIDATED VIEs AT DECEMBER 31, 2023

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$587	$223	(a)
Other tax credit investments (b)	79	64	Other assets
Small issuer trust preferred holdings (c)	173	—	Loans and leases
On-balance sheet trust preferred securitization	26	88	(d)
Holdings of agency mortgage-backed securities (c)	8,402	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	129	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings
(a)    Maximum loss exposure represents $364 million of current investments and $223 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)    Maximum loss exposure represents the value of current investments.
(c)    Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)    Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)    Includes $450 million classified as trading securities, $1.3 billion classified as securities held to maturity, and $6.6 billion classified as securities available for sale.
(f)    Maximum loss exposure represents $129 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(e)Includes $205 million classified as trading securities, $1.4 billion classified as securities held to maturity, and $7.1 billion classified as securities available for sale.
(f)Maximum loss exposure represents $53 million of current receivables with no additional contractual funding commitments on loans related to commercial borrowers involved in a troubled debt restructuring.
(g)No exposure to loss due to nature of FHN's involvement.

177	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On December 31, 2023 and 2022, respectively, FHN had $406 million and $159 million of cash receivables and $33 million and $42 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $97 million, $157 million and $360 million for the years ended December 31, 2023, 2022 and 2021, respectively. Trading revenues are inclusive of both

178	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
derivative and non-derivative financial instruments, and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of December 31, 2023 and 2022:
Table 8.21.1
DERIVATIVES ASSOCIATED WITH TRADING

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,067	$22	$197
Offsetting upstream interest rate contracts	4,273	135	23
Forwards and futures purchased	777	9	—
Forwards and futures sold	912	—	9

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,076	$3	$270
Offsetting upstream interest rate contracts	3,076	91	6
Option contracts purchased	40	—	—
Forwards and futures purchased	1,127	5	2
Forwards and futures sold	1,256	4	5
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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of December 31, 2023 and 2022:
Table 8.21.2
DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,375	$21	$392
Offsetting upstream interest rate contracts	8,375	389	22

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,377	$3	$570
Offsetting upstream interest rate contracts	8,377	351	5

179	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the years ended December 31, 2023, 2022, and 2021:
Table 8.21.3
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$195	$(744)	$(268)
Offsetting upstream interest rate contracts (a)	(195)	744	268
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of December 31, 2023 and 2022:
Table 8.21.4
DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,200	$—	$32
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,200	N/A

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,350	$—	$71
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,350	N/A

180	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the years ended December 31, 2023, 2022, and 2021:
Table 8.21.5
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$45	$195	$29
Gain (loss) recognized in other comprehensive income (loss)	52	15	(3)
Gain (loss) reclassified from AOCI into interest income	47	(129)	(7)
(a)Approximately $9 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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
Table 8.21.6
DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$55	$1	$—
Forward contracts written	93	—	1

	December 31, 2022
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$35	$—	$—
Forward contracts written	61	—	—
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the years ended December 31, 2023 and 2022:
Table 8.21.7
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES

	Year Ended December 31,
	2023	2022	2021
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$—	$3	$15
Forward contracts written	1	32	11
In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2023 and 2022, the derivative liabilities associated with the sales of Visa Class
B shares were $23 million and $27 million, respectively. For the year ended December 31, 2023 and 2022, FHN recognized $15 million and $22 million, respectively, in derivative valuation adjustments related to prior sales of Visa Class B shares. See Note 23 - Fair Value of Assets and

181	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of December 31, 2023 and 2022, these loans were valued at $17 million and $9 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of December 31, 2023 and 2022, the notional values of FHN’s risk participations were $351 million and $242 million of derivative assets and $874 million and $742 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third party customers referenced in the swap contracts defaulted at December 31, 2023 and 2022, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of December 31, 2023 and 2022, FHN had recognized an insignificant amount of assets and liabilities associated with these contracts.
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

182	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
counterparty could require the release of excess collateral. Collateral for these arrangements is adjusted daily based on changes in the net fair value position with each counterparty.
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $12 million of assets and $188 million of liabilities on December 31, 2023, and $5 million of assets and $268 million of liabilities on December 31, 2022. As of December 31, 2023 and 2022, FHN had received collateral of $95 million and $106 million and posted collateral of $83 million and $61 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank's) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $12 million of assets and $188 million of liabilities on December 31, 2023, and $378 million of assets and $268 million of liabilities on
December 31, 2022. As of December 31, 2023 and 2022, FHN had received collateral of $95 million and $479 million and posted collateral of $83 million and $61 million, respectively, in the normal course of business related to these contracts.
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
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of December 31, 2023 and 2022:
Table 8.21.8
DERIVATIVE ASSETS & COLLATERAL RECEIVED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
December 31, 2023
Interest rate derivative contracts	$567	$—	$567	$(75)	$(486)	$6
Forward contracts	9	—	9	(4)	(3)	2
	$576	$—	$576	$(79)	$(489)	$8

December 31, 2022
Interest rate derivative contracts	$449	$—	$449	$(58)	$(378)	$13
Forward contracts	9	—	9	(6)	(2)	1
	$458	$—	$458	$(64)	$(380)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, $1 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

183	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of December 31, 2023 and 2022:
Table 8.21.9
DERIVATIVE LIABILITIES & COLLATERAL PLEDGED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
December 31, 2023
Interest rate derivative contracts	$666	$—	$666	$(75)	$(164)	$427
Forward contracts	9	—	9	(4)	(5)	—
	$675	$—	$675	$(79)	$(169)	$427

December 31, 2022
Interest rate derivative contracts	$921	$—	$921	$(58)	$(175)	$688
Forward contracts	8	—	8	(6)	(1)	1
	$929	$—	$929	$(64)	$(176)	$689

(a)Included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, $24 million and $29 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

184	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of December 31, 2023 and 2022:
Table 8.22.1
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
2023	$519	$—	$519	$—	$(516)	$3
2022	353	—	353	(10)	(340)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of December 31, 2023 and 2022:
Table 8.22.2
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
2023	$1,921	$—	$1,921	$—	$(1,921)	$—
2022	1,013	—	1,013	(10)	(1,003)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

185	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of December 31, 2023 and 2022:
Table 8.22.3
MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,717	$—	$1,717
Government agency issued CMO	161	—	161
Other U.S. government agencies	43	—	43
Total securities sold under agreements to repurchase	$1,921	$—	$1,921

	December 31, 2022
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$10	$—	$10
Government agency issued MBS	851	—	851
Government agency issued CMO	122	—	122
Other U.S. government agencies	30	—	30
Total securities sold under agreements to repurchase	$1,013	$—	$1,013

186	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

187	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

Table 8.23.1
BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

	December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	114	—	114
Government agency issued CMO	—	336	—	336
Other U.S. government agencies	—	152	—	152
States and municipalities	—	17	—	17
Corporate and other debt	—	777	—	777
Interest-only strips (elected fair value)	—	—	13	13
Total trading securities	—	1,399	13	1,412
Loans held for sale (elected fair value)	—	42	26	68
Securities available for sale:
Government agency issued MBS	—	4,484	—	4,484
Government agency issued CMO	—	2,146	—	2,146
Other U.S. government agencies	—	1,172	—	1,172
States and municipalities	—	589	—	589
Total securities available for sale	—	8,391	—	8,391
Other assets:
Deferred compensation mutual funds	102	—	—	102
Equity, mutual funds, and other	34	—	—	34
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	568	—	568
Total other assets	145	568	—	713
Total assets	$145	$10,400	$39	$10,584
Trading liabilities:
U.S. treasuries	$—	$426	$—	$426
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	82	—	82
Total trading liabilities	—	509	—	509
Other liabilities:
Derivatives, forwards and futures	10	—	—	10
Derivatives, interest rate contracts	—	666	—	666
Derivatives, other	—	—	23	23
Total other liabilities	10	666	23	699
Total liabilities	$10	$1,175	$23	$1,208

188	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$101	$—	$101
Government agency issued MBS	—	144	—	144
Government agency issued CMO	—	61	—	61
Other U.S. government agencies	—	115	—	115
States and municipalities	—	54	—	54
Corporate and other debt	—	875	—	875
Interest-only strips (elected fair value)	—	—	25	25
Total trading securities	—	1,350	25	1,375
Loans held for sale (elected fair value)	—	29	22	51
Securities available for sale:
Government agency issued MBS	—	4,763	—	4,763
Government agency issued CMO	—	2,313	—	2,313
Other U.S. government agencies	—	1,163	—	1,163
States and municipalities	—	597	—	597
Total securities available for sale	—	8,836	—	8,836
Other assets:
Deferred compensation mutual funds	112	—	—	112
Equity, mutual funds, and other	22	—	—	22
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	449	—	449
Derivatives, other	—	2	—	2
Total other assets	143	451	—	594
Total assets	$143	$10,666	$47	$10,856
Trading liabilities:
U.S. treasuries	$—	$275	$—	$275
Government agency issued MBS	—	2	—	2
Corporate and other debt	—	58	—	58
Total trading liabilities	—	335	—	335
Other liabilities:
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	922	—	922
Derivatives, other	—	1	27	28
Total other liabilities	8	923	27	958
Total liabilities	$8	$1,258	$27	$1,293

189	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the years ended December 31, 2023, 2022 and 2021 on a recurring basis are summarized as follows:
Table 8.23.2
CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE

	Year Ended December 31, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(12)		4		(15)
Purchases	—		3		—
Sales	(54)		(3)		—
Settlements	—		(2)		19
Net transfers into (out of) Level 3	54	(b)	2		—
Balance on December 31, 2023	$13		$26		$(23)
Net unrealized gains (losses) included in net income	$(1)	(c)	$4	(a)	$(15)	(d)

	Year Ended December 31, 2022
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Total net gains (losses) included in net income	(7)		—		(23)
Purchases	—		2		—
Sales	(76)		(12)		—
Settlements	—		(2)		19
Repayments	—		(1)		—
Net transfers into (out of) Level 3	70	(b)	7		—
Balance on December 31, 2022	$25		$22		$(27)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(23)	(d)

	Year Ended December 31, 2021
(Dollars in millions)	Interest-only strips		Loans held for sale		Loans held for investment		Net derivative liabilities
Balance on January 1, 2021	$32		$12		$16		$(14)
Total net gains (losses) included in net income	3		1		—		(19)
Purchases	—		10		—		—
Sales	(68)		(18)		—		—
Settlements	—		(3)		(2)		10
Net transfers into (out of) Level 3	71	(b)	26	(e)	(14)	(e)	—
Balance on December 31, 2021	$38		$28		$—		$(23)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$—		$(19)	(d)
(a)Primarily included in mortgage banking and title income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.
(e)The loans held for investment at fair value option portfolio was transferred to the loans held for sale portfolio on April 1, 2021.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of December 31, 2023, 2022 and 2021.

190	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at December 31, 2023, 2022 and 2021, respectively, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value.
Table 8.23.3
LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS
MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

	Carrying value at December 31, 2023				Year Ended December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$406	$—	$406	$(3)
Loans and leases (a)	—	—	245	245	(42)
OREO (b)	—	—	4	4	—
Other assets (c)	—	—	90	90	(7)
					$(52)

	Carrying value at December 31, 2022				Year Ended December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$506	$—	$506	$(3)
Loans and leases (a)	—	—	135	135	(19)
OREO (b)	—	—	3	3	—
Other assets (c)	—	—	91	91	(10)
					$(32)

	Carrying value at December 31, 2021				Year Ended December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$852	$1	$853	$(2)
Loans held for sale—first mortgages	—	—	1	1	—
Loans and leases (a)	—	—	84	84	(13)
OREO (b)	—	—	3	3	(1)
Other assets (c)	—	—	80	80	(7)
					$(23)

(a)Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell. Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government-insured mortgages.
(c)Represents tax credit investments accounted for under the equity method.

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

191	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
For the year ended December 31, 2023, FHN recognized leased asset impairments of $1 million and fixed asset impairments were immaterial. Both fixed asset and leased asset impairments were immaterial for 2022. In 2021, FHN recognized $34 million of fixed asset impairments and $3 million of leased asset impairments. These impairments were primarily related to acquisition integration efforts associated with reduction of leased office space and banking center optimization. These amounts were primarily recognized in the Corporate segment.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of December 31, 2023 and 2022:

Table 8.23.4
UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$13	Discounted cash flow	Constant prepayment rate	14% - 15%	14%
			Bond equivalent yield	18% - 21%	18%
Loans held for sale - residential real estate	$26	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 68%	65%
			Loss severity trends - First mortgage	0% - 3% of UPB	2%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.7 billion - $6.7 billion	$6.3 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	24 months
Loans and leases (a)	$245	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$90	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

192	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2022	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$25	Discounted cash flow	Constant prepayment rate	12% - 13%	12%
			Bond equivalent yield	17%	17%
Loans held for sale - residential real estate	$22	Discounted cash flow	Prepayment speeds - First mortgage	2% - 8%	3%
			Foreclosure losses	63% - 75%	65%
			Loss severity trends - First mortgage	0% - 11% of UPB	5%
Derivative liabilities, other	$27	Discounted cash flow	Visa covered litigation resolution amount	$5.6 billion - $6.0 billion	$5.9 billion
			Probability of resolution scenarios	5% - 25%	20%
			Time until resolution	12 - 42 months	28 months
Loans and leases (a)	$135	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 10% of appraisal	NM
		Other collateral valuations	Borrowing base certificates adjustment	20% - 50% of gross value	NM
			Financial Statements/Auction values adjustment	0% - 25% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$91	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Represents tax credit investments accounted for under the equity method.
(d)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

193	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
FHN historically had a portion of mortgage loans held for investment for which the fair value option was elected upon origination and which were accounted for at fair value. This portion of mortgage loans held for investment at fair value option was transferred to the loans held for sale portfolio on April 1, 2021.
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

194	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
Table 8.23.5

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE

	December 31, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$68	$73	$(5)
Nonaccrual loans	2	5	(3)
Loans 90 days or more past due and still accruing	1	1	—

	December 31, 2022
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$51	$58	$(7)
Nonaccrual loans	5	8	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:
Table 8.23.6
CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Changes in fair value included in net income:
Mortgage banking and title noninterest income
Loans held for sale	$1	$(9)	$(10)
For the years ended December 31, 2023, 2022 and 2021, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
Determination of Fair Value
Fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly

195	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

196	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

197	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Loan commitments
Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other commitments
Fair values of these commitments are based on fees charged to enter into similar agreements.
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of December 31, 2023 and December 31, 2022, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

198	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Table 8.23.7
BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,294	$—	$—	$31,678	$31,678
Commercial real estate	14,044	—	—	13,832	13,832
Consumer:
Consumer real estate	13,417	—	—	12,616	12,616
Credit card and other	764	—	—	742	742
Total loans and leases, net of allowance for loan and lease losses	60,519	—	—	58,868	58,868
Short-term financial assets:
Interest-bearing deposits with banks	1,328	1,328	—	—	1,328
Federal funds sold	200	—	200	—	200
Securities purchased under agreements to resell	519	—	519	—	519
Total short-term financial assets	2,047	1,328	719	—	2,047
Trading securities (a)	1,412	—	1,399	13	1,412
Loans held for sale:
Mortgage loans (elected fair value) (a)	68	—	42	26	68
USDA & SBA loans - LOCOM	406	—	407	—	407
Mortgage loans - LOCOM	28	—	—	28	28
Total loans held for sale	502	—	449	54	503
Securities available for sale (a)	8,391	—	8,391	—	8,391
Securities held to maturity	1,323	—	1,161	—	1,161
Derivative assets (a)	577	9	568	—	577
Other assets:
Tax credit investments	665	—	—	653	653
Deferred compensation mutual funds	102	102	—	—	102
Equity, mutual funds, and other (b)	261	34	—	227	261
Total other assets	1,028	136	—	880	1,016
Total assets	$75,799	$1,473	$12,687	$59,815	$73,975
Liabilities:
Defined maturity deposits	$6,804	$—	$6,851	$—	$6,851
Trading liabilities (a)	509	—	509	—	509
Short-term financial liabilities:
Federal funds purchased	302	—	302	—	302
Securities sold under agreements to repurchase	1,921	—	1,921	—	1,921
Other short-term borrowings	326	—	326	—	326
Total short-term financial liabilities	2,549	—	2,549	—	2,549
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investment	65	—	—	60	60
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	150	—	—	150	150
Other long-term borrowings	885	—	824	—	824
Total term borrowings	1,150	—	824	260	1,084
Derivative liabilities (a)	699	10	666	23	699
Total liabilities	$11,711	$10	$11,399	$283	$11,692

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $24 million and FRB stock of $203 million.

199	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2022
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$31,473	$—	$—	$31,329	$31,329
Commercial real estate	13,082	—	—	12,909	12,909
Consumer:
Consumer real estate	12,053	—	—	11,934	11,934
Credit card and other	809	—	—	810	810
Total loans and leases, net of allowance for loan and lease losses	57,417	—	—	56,982	56,982
Short-term financial assets:
Interest-bearing deposits with banks	1,384	1,384	—	—	1,384
Federal funds sold	129	—	129	—	129
Securities purchased under agreements to resell	353	—	353	—	353
Total short-term financial assets	1,866	1,384	482	—	1,866
Trading securities (a)	1,375	—	1,350	25	1,375
Loans held for sale:
Mortgage loans (elected fair value) (a)	51	—	29	22	51
USDA & SBA loans - LOCOM	506	—	512	—	512
Mortgage loans - LOCOM	33	—	—	33	33
Total loans held for sale	590	—	541	55	596
Securities available for sale (a)	8,836	—	8,836	—	8,836
Securities held to maturity	1,371	—	1,209	—	1,209
Derivative assets (a)	460	9	451	—	460
Other assets:
Tax credit investments	547	—	—	542	542
Deferred compensation mutual funds	112	112	—	—	112
Equity, mutual funds, and other (b)	275	22	—	253	275
Total other assets	934	134	—	795	929
Total assets	$72,849	$1,527	$12,869	$57,857	$72,253
Liabilities:
Defined maturity deposits	$2,887	$—	$2,890	$—	$2,890
Trading liabilities (a)	335	—	335	—	335
Short-term financial liabilities:
Federal funds purchased	400	—	400	—	400
Securities sold under agreements to repurchase	1,013	—	1,013	—	1,013
Other short-term borrowings	1,093	—	1,093	—	1,093
Total short-term financial liabilities	2,506	—	2,506	—	2,506
Term borrowings:
Real estate investment trust-preferred	46	—	—	47	47
Term borrowings—new market tax credit investment	66	—	—	59	59
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	148	—	—	150	150
Other long-term borrowings	1,334	—	1,301	—	1,301
Total term borrowings	1,597	—	1,301	259	1,560
Derivative liabilities (a)	958	8	923	27	958
Total liabilities	$8,283	$8	$7,955	$286	$8,249

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $50 million and FRB stock of $203 million.

200	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of December 31, 2023 and December 31, 2022:
Table 8.23.8
UNFUNDED COMMITMENTS

	Contractual Amount		Fair Value
(Dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Unfunded Commitments:
Loan commitments	$24,579	$25,953	$1	$1
Standby and other commitments	746	754	8	7

201	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Note 24—Parent Company Financial Information
Following are statements of the parent company:
Parent Company Balance Sheets

Balance Sheets	December 31,
(Dollars in millions)	2023	2022
Assets:
Cash	$854	$1,335
Notes receivable	3	3
Investments in subsidiaries:
Bank	8,658	7,861
Non-bank	49	42
Other assets	256	251
Total assets	$9,820	$9,492
Liabilities and equity:
Accrued employee benefits and other liabilities	$324	$293
Term borrowings	500	948
Total liabilities	824	1,241
Total equity	8,996	8,251
Total liabilities and equity	$9,820	$9,492

Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Dividend income:
Bank	$220	$435	$770
Non-bank	—	16	—
Total dividend income	220	451	770
Other income (loss)	226	22	(26)
Total income	446	473	744
Interest expense - term borrowings	21	31	31
Personnel and other expense	114	128	89
Total expense	135	159	120
Income before income taxes	311	314	624
Income tax benefit	24	(31)	(35)
Income before equity in undistributed net income of subsidiaries	287	345	659
Equity in undistributed net income (loss) of subsidiaries:
Bank	613	561	332
Non-bank	(3)	(6)	8
Net income attributable to the controlling interest	$897	$900	$999

202	2023 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Operating activities:
Net income	$897	$900	$999
Less undistributed net income of subsidiaries	610	555	340
Income before undistributed net income of subsidiaries	287	345	659
Adjustments to reconcile income to net cash provided by operating activities:
Deferred income tax expense	8	7	8
Stock-based compensation expense	36	76	43
Loss on extinguishment of debt	—	—	26
Gain on sale of title services business	—	(22)	—
Other operating activities, net	1	2	(11)
Total adjustments	45	63	66
Net cash provided by operating activities	332	408	725
Investing activities:
Proceeds from sales and prepayments of securities	21	8	3
Purchases of securities	(1)	(1)	(10)
(Investment in) return on subsidiary	(10)	13	8
Proceeds from business divestitures, net	—	22	—
Net cash provided by investing activities	10	42	1
Financing activities:
Proceeds from issuance of preferred stock	—	494	145
Call of preferred stock	—	—	(100)
Cash dividends paid - preferred stock	(32)	(32)	(33)
Common stock:
Stock options exercised	5	36	28
Cash dividends paid	(335)	(324)	(333)
Repurchase of shares	(10)	(13)	(416)
Repayment of term borrowings	(450)	—	(120)
Net cash provided by (used in) financing activities	(822)	161	(829)
Net increase (decrease) in cash and cash equivalents	(480)	611	(103)
Cash and cash equivalents at beginning of year	1,335	724	827
Cash and cash equivalents at end of year	$855	$1,335	$724
Total interest paid	$33	$35	$35
Income taxes received from (paid to) subsidiaries	(46)	42	28

203	2023 FORM 10-K ANNUAL REPORT

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
Reports on Internal Control over Financial Reporting
The report of management required by Item 308(a) of Regulation S-K appears at page 103, and the attestation report required by Item 308(b) of Regulation S-K appears starting at page 104, of our 2023 Financial Statements (Item 8). Both are incorporated herein by this reference.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Form 8-K Information not previously reported
Not applicable.
Trading Plans of Directors and Executive Officers
During our most recent fiscal quarter, no director (see Item 10 beginning on page 205) or executive officer (see the Supplemental Part I Information beginning on page 50) adopted or terminated (i) any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement"); and/or (ii) any "non-Rule 10b5-1 trading arrangement" as defined in SEC Reg. S-K Item 408(c).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

204	2023 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Required Item 10 Information
In 2023, there were no material amendments to the procedures, described in our 2024 Proxy Statement under the caption Shareholder Recommendations and Nominations, especially under the sub-caption Committee Consideration of Shareholder Recommendations of Nominees, by which security holders may recommend nominees to our Board of Directors.
Our bylaws contain a process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting, and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2024 Proxy Statement under the captions Shareholder Recommendations and Nominations and 2025 Annual Meeting—Proposal & Nomination Deadlines, which information is incorporated herein by reference.
Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer and also applies to all professionals serving in the financial, accounting, or audit areas of FHN and its subsidiaries. A copy of the Code has been filed or incorporated by reference as Exhibit 14 to this report and is posted on our current internet website at www.firsthorizon.com: click on “Investor Relations” at the bottom of the web page, then hover over “Corporate Governance” near the top of the page, then click on “Governance Documents.” Scroll down the Governance Documents page to find a link to the Code. A paper copy of the Code is available without charge upon written request addressed to our Corporate Secretary at our main office, 165 Madison Avenue, Memphis, Tennessee 38103. We intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K related to Code amendments or waivers by posting such information on our internet website, the address for which is listed in this paragraph above.
We have adopted an Inside Information Policy and related written Procedures for that Policy (collectively, our "Insider Policy"). Our Insider Policy governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and certain other persons. It is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. By its terms as written, our Insider Policy applies only to insiders (directors, officers, employees, and certain other persons). In practice, senior management applies the periodic and ad hoc blackout provisions to our purchases of our securities in all market transactions, and in all off-market transactions other than share-withholding related to employee stock plan awards. Exceptions to the blackout provisions must be approved by our Chief Executive Officer in consultation with our General Counsel. Our Inside Information Policy and its Procedures have been filed or incorporated by reference as Exhibits 19.1 and 19.2 to this report. In addition, the following section of our 2024 Proxy Statement is incorporated herein by reference: Policies on Insider Trading and Hedging.
Other information required by this Item related to the topics mentioned in Table 10.1 is incorporated herein by reference to the disclosures indicated in the Table, or is provided in that Table.

205	2023 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

Table 10.1
ITEM 10 TOPICS TABLE

Item 10 Topics	Responses or Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and Audit Committee financial experts
In our 2024 Proxy Statement: Independence & Categorical Standards, Committee Charters & Composition, Audit Committee, and Vote Item 1—Election of Directors (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)

Executive officers	In the Supplemental Part I Information following Item 4 of this report: Executive Officers of the Registrant, beginning on page 50
Compliance with Section 16(a) of the Securities Exchange Act of 1934	not applicable

First Horizon Directors

Table 10.2
OUR BOARD OF DIRECTORS
(at February 20, 2024)

Harry V. Barton, Jr. Age 69 CPA and Owner, Barton Advisory Services, LLC, an investment advisory firm	Velia Carboni Age 53 Exec. Vice President and Chief Digital and Technology Officer, VF Corporation, a provider of branded lifestyle apparel, footwear and accessories	John N. Casbon* Age 75 Retired Executive Vice President, First American Title Insurance Company, a title insurance company
John C. Compton Age 62 Partner, Clayton, Dubilier & Rice a private equity firm	Wendy P. Davidson Age 54 President and Chief Executive Officer The Hain Celestial Group, Inc., an organic and natural products company	John W. Dietrich Age 59 Executive Vice President and Chief Financial Officer, FedEx Corporation, a provider of transportation, e-commerce and business services
William H. Fenstermaker* Age 75 Chairman and CEO, C.H. Fenstermaker and Associates, LLC, a surveying, mapping, engineering, and environmental consulting company	D. Bryan Jordan Age 62 Chairman of the Board, President and Chief Executive Officer, First Horizon Corporation, a financial services company	J. Michael Kemp, Sr. Age 53 Founder and Chief Executive Officer, Kemp Management Solutions, a program management and consulting firm
Rick E. Maples Age 65 Retired Co-Head of Investment Banking, Stifel, Nicolaus and Company, Incorporated, a financial services company	Vicki R. Palmer Age 70 President, The Palmer Group, LLC a general consulting firm	Colin V. Reed Age 76 Executive Chairman, Ryman Hospitality Properties, Inc. a real estate investment trust
Cecelia D. Stewart Age 65 Retired President, U.S. Consumer & Commercial Banking, Citigroup, Inc. a financial services company	Rosa Sugrañes Age 66 Founder and former Chief Executive Officer, Iberia Tiles, a ceramic tile distributor	R. Eugene Taylor Age 76 Retired Chairman of the Board and Chief Executive Officer, Capital Bank Financial Corp., a financial services company
*Indicates a director who will retire when directors are elected for 2024-25 at the 2024 Annual Meeting of Shareholders.

206	2023 FORM 10-K ANNUAL REPORT

ITEM 11. EXECUTIVE COMPENSATION

Item 11.    Executive Compensation
The information called for by this Item is incorporated herein by reference to the following sections of our 2024 Proxy Statement: Compensation Committee, Compensation Committee Interlocks & Insider Participation, Director Compensation, Policies on Insider Trading and Hedging, Compensation Discussion & Analysis, Recent Compensation, Post-Employment Compensation, Pay Ratio of CEO to Median Employee, and any Appendix to our Proxy Statement referenced in those sections.
The sub-section of our 2024 Proxy Statement captioned Compensation Risk, within the Compensation Committee section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.
The information required by Item 407(e)(5) of Regulation S-K is provided in our 2024 Proxy Statement within the Compensation Committee section under the sub-section captioned Compensation Committee Report. As permitted by the instructions for that Item, the information under that sub-section is not “filed” with this report.
As to the information required by Item 402(w) of Regulation S-K: (i) refer to Clawback Policies & Practices within Compensation Discussion & Analysis in our 2024 Proxy Statement; and (ii) the conditions for disclosures beyond those incorporated by reference above have not occurred. Our Erroneously Awarded Compensation Recovery Policy has been filed as Exhibit 97 to this report, as shown in Item 15.

207	2023 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The information required for this Item pursuant to Item 201(d) of Regulation S-K is presented in our 2024 Proxy Statement under the heading Equity Compensation Plan
Information. That information is incorporated into this Item by reference.
Beneficial Ownership of Corporation Stock
The information required for this Item pursuant to Item 403(a) and (b) of Regulation S-K is presented in our 2024 Proxy Statement under the heading Stock Ownership
Information. That information is incorporated into this Item by reference.
Change in Control Arrangements
We are not aware of any arrangements which may result in a change in control of First Horizon Corporation.

208	2023 FORM 10-K ANNUAL REPORT

ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS AND ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is presented in the following sections of our 2024 Proxy Statement:
•within the Corporate Governance section: Related Party Transaction Procedures and Transactions with Related Persons
•within the Board Matters section: Independence & Categorical Standards.
That information is incorporated into this Item by reference.
Our independent directors and nominees are identified in the Independence discussion within the Independence & Categorical Standards section of our 2024 Proxy Statement, referenced above.

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
Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years, as well as other information related to our Auditor, is incorporated herein by reference to the section of our 2024 Proxy Statement captioned Vote Item 2—Auditor Ratification. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

209	2023 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements & Related Reports
Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of 2023 Financial Statements (Item 8) indicated in Table 15.1.

Table 15.1

Item 8 Page	Statement, Note, or Report Incorporated into Item 15
103	Report of Management on Internal Control over Financial Reporting
104	Reports of Independent Registered Public Accounting Firm
108	Consolidated Balance Sheets as of December 31, 2023 and 2022
109	Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
111	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
112	Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022, and 2021
113	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
115	Notes to the Consolidated Financial Statements

Financial Statement Schedules
Not applicable.
Exhibits
In the exhibit table that follows: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this report or as a separate disclosure document; and the phrase “2023 named executive officers” refers to those executive officers whose 2023 compensation is described in our 2024 Proxy Statement. All references to “First Horizon National Corporation” or to "First Tennessee National Corporation" refer to us, under previous corporate names.
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

210	2023 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Table 15.2
10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock [all Series G stock was converted into common stock in 2023; none remains outstanding]				8-K	3.1	3/3/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated January 22, 2024				8-K	3.1	1/23/2024
4.1	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.2	Form of Depositary Receipt--Series B (included as part of Exhibit 4.1 to this report)				8-K	4.1	7/2/2020
4.3	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.4	Form of Depositary Receipt--Series C (included as part of Exhibit 4.3 to this report)				8-K	4.2	7/2/2020
4.5	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series D]				8-K	4.3	7/2/2020
4.6	Form of Depositary Receipt--Series D (included as part of Exhibit 4.5 to this report)				8-K	4.3	7/2/2020
4.7	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.8	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.9	Form of Depositary Receipt--Series E (included as part of Exhibit 4.7 to this report)				8-K	4.1	5/28/2020
4.10	Deposit Agreement, dated as of May 3, 2021, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series F]				8-K	4.1	5/03/2021
4.11	Form of certificate representing the Series F Preferred Stock				8-K	4.2	5/03/2021
4.12	Form of Depositary Receipt-Series F representing the Depositary Shares (included as part of Exhibit 4.10 to this report)				8-K	4.1	5/03/2021
4.13	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				10-Q 2Q21	4.4	8/5/2021
4.14	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1 (a)	2021 Incentive Plan (as amended January 23, 2024)	X	X
10.1 (b)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1 (c)	IBERIABANK Corporation 2019 Stock Incentive Plan		X		10-K 2020	10.1(b)	2/25/2021
10.1 (d)	IBERIABANK Corporation 2016 Stock Incentive Plan		X		10-K 2020	10.1(c)	2/25/2021

211	2023 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.1 (e)	2000 Non-Employee Directors’ Deferred Compensation Stock Option Plan, as restated for amendments through Dec. 15, 2008		X		10-Q 2Q09	10.1(e)	8/6/2009
	Performance-Based Equity Award Documents
10.2 (a)	Form of Grant Notice for Executive Performance Stock Units [2021]		X		10-Q 1Q21	10.1	5/6/2021
10.2 (b)	Form of Grant Notice for Executive Performance Stock Units [2022]		X		10-Q 1Q22	10.1	5/6/2022
10.2 (c)	Form of Grant Notice for Executive Performance Stock Units [2023]		X		10-K 2022	10.2(e)	3/1/2023
10.2 (d)	Form of Grant Notice for CEO Special Equity Performance Stock Units [2023]		X		8-K	10.3	8/4/2023
10.2 (e)	Form of Grant Notice for Executive Performance Stock Units [2024]	X	X
10.2 (f)	Form of Grant Notice for Executive Special Performance Stock Units [2024]	X	X
	Stock Option Award Documents
10.3 (a)	Form of Grant Notice for Executive Stock Options [2017]		X		10-Q 1Q17	10.2	5/8/2017
10.3 (b)	Form of Grant Notice for Executive Stock Options [2018]		X		10-Q 1Q18	10.2	5/8/2018
10.3 (c)	Form of Grant Notice for Executive Stock Options [2019]		X		10-Q 1Q19	10.2	5/8/2019
10.3 (d)	Form of Grant Notice for Executive Stock Options [2020]		X		10-Q 1Q20	10.2	5/8/2020
10.3 (e)	Form of IBERIABANK Corporation Stock Option Agreement		X		10-K 2020	10.3(l)	2/25/2021
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Restricted Stock Units [2021]		X		10-Q 1Q21	10.2	5/6/2021
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units - Special Bonus-Driven Award [2021]		X		10-Q 1Q21	10.3	5/6/2021
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units [2022]		X		10-Q 1Q22	10.2	5/6/2022
10.4 (d)	Form of Grant Notice for Executive Restricted Stock Units [2023]		X		10-K 2022	10.4(e)	3/1/2023
10.4 (e)	Form of Grant Notice for Executive Restricted Stock Units [2024]	X	X
10.4 (f)	Form of Grant Notice for Executive Special Restricted Stock Units [2024]	X	X
10.4 (g)	Form of Grant Notice for CEO Special Equity Restricted Stock Units [2023]		X		8-K	10.4	8/4/2023
10.4 (h)	Form of Grant Notice for Restricted Cash Units (Modified Retention Program, Cliff Vesting) [2023]	X	X
10.4 (i)	Director Compensation Policy	X	X
	Management Cash Incentive Plan Documents
10.5 (a)	Executive Bonus Plan		X		8-K	10.1	10/27/2021
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (e)	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6 (f)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007

212	2023 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.6 (g)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6 (h)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (i)	Form of First Horizon Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (j)	Conformed copy of Employment Agreement dated August 3, 2023 with D. Bryan Jordan		X		8-K	10.2	8/4/2023
10.6 (k)	Retention Agreement of Anthony J. Restel, dated November 3, 2019		X		8-K	10.1	7/2/2020
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q23	10.1	11/7/2023
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)	Conformed copy of Amendment No. 1 to the First Horizon National Corporation Deferred Compensation Plan [removing "National" from the plan name]		X		S-8 333- 273513	4.5	7/28/2023
10.7 (g)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
	Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors		X		10-K 2020	10.8(b)	2/25/2021
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Certain Executive Officers	X	X
10.8 (h)	Description of 2024 Salary Rates for 2023 Named Executive Officers	X	X
	Other Exhibits
14	Code of Ethics for Senior Financial Officers				10-K 2022	14	3/1/2023
19.1	Inside Information Policy				10-Q 2Q23	19.1	8/4/2023

213	2023 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh No	Filing Date
19.2	Inside Information Procedures				10-Q 2Q23	19.2	8/4/2023
21	Subsidiaries of First Horizon Corporation	X
23	Accountant’s Consents	X
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
97	Erroneously Awarded Compensation Recovery Policy	X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at December 31, 2023 and 2022;
(ii) Consolidated Statements of Income for the Years Ended December 31, 2023, 2022, and 2021;
(iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021;
(iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022, and 2021;
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021; and
(vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

Item 16. Form 10-K Summary
Not applicable.

214	2023 FORM 10-K ANNUAL REPORT

SIGNATURES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON CORPORATION

Date: February 22, 2024	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date*	Signature*	Title	Date*
D. Bryan Jordan D. Bryan Jordan	President, Chief Executive Officer, Chairman of the Board, and a Director (principal executive officer)	*	Hope Dmuchowski Hope Dmuchowski	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	*
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	*	Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	*
Velia Carboni Velia Carboni	Director	*	John N. Casbon John N. Casbon	Director	*
John C. Compton John C. Compton	Director	*	Wendy P. Davidson Wendy P. Davidson	Director	*
John W. Dietrich John W. Dietrich	Director	*	William H. Fenstermaker William H. Fenstermaker	Director	*
J. Michael Kemp, Sr. J. Michael Kemp, Sr.	Director	*	Rick E. Maples Rick E. Maples	Director	*
Vicki R. Palmer Vicki R. Palmer	Director	*	Colin V. Reed Colin V. Reed	Director	*
Cecelia D. Stewart Cecelia D. Stewart	Director	*	Rosa Sugrañes Rosa Sugrañes	Director	*
R. Eugene Taylor R. Eugene Taylor	Director	*

*By: /s/ Clyde A. Billings, Jr.	February 22, 2024
Clyde A. Billings, Jr.
As Attorney-in-Fact

215	2023 FORM 10-K ANNUAL REPORT