Form 10-Q
period 2024-03-31
FIRST HORIZON CORP
filed 2024-05-03
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
*Shares of Series D Preferred Stock, along with the related Series D Depositary Shares, were outstanding on March 31, 2024. All shares of Series D Preferred Stock were redeemed on May 1, 2024, which resulted in the redemption of the Series D Depositary Shares. The New York Stock Exchange suspended the Series D Depositary Shares from trading on May 1, 2024 and is expected to delist the securities on May 13, 2024.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2024
Common Stock, $.625 par value	546,867,683

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent

GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTC	Historic tax credit
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers

1	1Q24 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, which the parties mutually terminated on May 4, 2023
TD Transaction	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	1Q24 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

Forward-Looking Statements
This report, including materials incorporated into it, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic, and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors:
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
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, or in those factors listed in material incorporated by reference into this report. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk factors discussed in Item 1A of Part II of this report and in the forepart, and in Items 1, 1A, and 7, of FHN’s most recent Annual Report on Form 10-K, among others.

3	1Q24 FORM 10-Q REPORT

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

The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table I.2.23 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

4	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

5	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Cash and due from banks	$749	$1,012
Interest-bearing deposits with banks	1,885	1,328
Federal funds sold and securities purchased under agreements to resell	817	719
Trading securities	1,161	1,412
Securities available for sale at fair value	8,148	8,391
Securities held to maturity (fair value of $1,131 and $1,161, respectively)	1,311	1,323
Loans held for sale (including $84 and $68 at fair value, respectively)	395	502
Loans and leases	61,753	61,292
Allowance for loan and lease losses	(787)	(773)
Net loans and leases	60,966	60,519
Premises and equipment	586	590
Goodwill	1,510	1,510
Other intangible assets	175	186
Other assets	4,096	4,169
Total assets	$81,799	$81,661

Liabilities
Noninterest-bearing deposits	$16,410	$17,204
Interest-bearing deposits	49,331	48,576
Total deposits	65,741	65,780
Trading liabilities	467	509
Short-term borrowings	2,703	2,549
Term borrowings	1,165	1,150
Other liabilities	2,550	2,382
Total liabilities	72,626	72,370

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 26,750 shares	520	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 548,636,986 and 558,838,694 shares, respectively	343	349
Capital surplus	5,214	5,351
Retained earnings	4,072	3,964
Accumulated other comprehensive loss, net	(1,271)	(1,188)
FHN shareholders' equity	8,878	8,996
Noncontrolling interest	295	295
Total equity	9,173	9,291
Total liabilities and equity	$81,799	$81,661

See accompanying notes to consolidated financial statements.

6	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2024	2023
Interest income
Interest and fees on loans and leases	$952	$806
Interest and fees on loans held for sale	9	11
Interest on investment securities	60	62
Interest on trading securities	20	20
Interest on other earning assets	32	21
Total interest income	1,073	920
Interest expense
Interest on deposits	398	171
Interest on trading liabilities	5	3
Interest on short-term borrowings	28	38
Interest on term borrowings	17	20
Total interest expense	448	232
Net interest income	625	688
Provision for credit losses	50	50
Net interest income after provision for credit losses	575	638
Noninterest income
Fixed income	52	39
Deposit transactions and cash management	44	42
Brokerage, management fees and commissions	24	22
Card and digital banking fees	19	20
Other service charges and fees	13	13
Trust services and investment management	11	11
Mortgage banking income	9	5
Other income	22	19
Total noninterest income	194	171
Noninterest expense
Personnel expense	301	271
Net occupancy expense	31	31
Computer software	30	28
Deposit insurance expense	24	12
Operations services	21	22
Legal and professional fees	14	8
Contract employment and outsourcing	13	12
Amortization of intangible assets	11	12
Equipment expense	11	11
Advertising and public relations	8	14
Communications and delivery	8	9
Other expense	43	48
Total noninterest expense	515	478
Income before income taxes	254	331
Income tax expense	57	76
Net income	$197	$255
Net income attributable to noncontrolling interest	5	4
Net income attributable to controlling interest	$192	$251
Preferred stock dividends	8	8
Net income available to common shareholders	$184	$243

7	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)

Basic earnings per common share	$0.33	$0.45
Diluted earnings per common share	$0.33	$0.43
Weighted average common shares	554,977	536,938
Diluted average common shares	557,873	571,991

See accompanying notes to consolidated financial statements.

8	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(Dollars in millions) (Unaudited)	2024	2023
Net income	$197	$255
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(55)	114
Net unrealized gains (losses) on cash flow hedges	(30)	44
Net unrealized gains (losses) on pension and other postretirement plans	2	2
Other comprehensive income (loss)	(83)	160
Comprehensive income (loss)	114	415
Comprehensive income attributable to noncontrolling interest	5	4
Comprehensive income (loss) attributable to controlling interest	$109	$411
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(18)	$36
Net unrealized gains (losses) on cash flow hedges	(10)	14
Net unrealized gains (losses) on pension and other postretirement plans	1	1

See accompanying notes to consolidated financial statements.

9	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2024
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2023	26,750	$520	558,839	$349	$5,351	$3,964	$(1,188)	$295	$9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	192	—	5	197
Other comprehensive income (loss)	—	—	—	—	—	—	(83)	—	(83)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(11,052)	(7)	(152)	—	—	—	(159)
Excise tax on share repurchases	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	850	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1	17	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2024	26,750	$520	548,637	$343	$5,214	$4,072	$(1,271)	$295	$9,173

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $154 million repurchased under our general purchase program.

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

See accompanying notes to consolidated financial statements.

10	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Dollars in millions) (Unaudited)	2024	2023
Operating Activities
Net income	$197	$255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	50	50
Deferred income tax expense (benefit)	(57)	6
Depreciation and amortization of premises and equipment	14	14
Amortization of intangible assets	11	12
Net other amortization and accretion	1	4
Net (increase) decrease in trading securities	591	375
Net (increase) decrease in derivatives	4	(266)
Stock-based compensation expense	18	22
Loans held for sale:
Purchases and originations	(608)	(477)
Gross proceeds from settlements and sales	379	293
(Gain) loss due to fair value adjustments and other	(6)	2
Other operating activities, net	244	(359)
Total adjustments	641	(324)
Net cash provided by (used in) operating activities	838	(69)
Investing Activities
Proceeds from maturities of securities available for sale	183	244
Purchases of securities available for sale	(21)	(221)
Proceeds from prepayments of securities held to maturity	13	10
Purchases of premises and equipment	(10)	(5)
Net (increase) decrease in loans and leases	(488)	(949)
Net (increase) decrease in interest-bearing deposits with banks	(557)	(1,103)
Other investing activities, net	4	2
Net cash provided (used in) by investing activities	(876)	(2,022)
Financing Activities
Common stock:
Stock options exercised	—	5
Cash dividends paid	(85)	(83)
Repurchase of shares	(159)	(4)
Preferred stock:
Cash dividends paid - preferred stock - noncontrolling interest	(5)	(4)
Cash dividends paid - preferred stock	(8)	(8)
Net increase (decrease) in deposits	(39)	(2,049)
Net increase (decrease) in short-term borrowings	154	3,979
Proceeds from issuance of term borrowings	11	—
Increases (decreases) in term borrowings	4	8
Net cash provided by (used in) financing activities	(127)	1,844
Net increase (decrease) in cash and cash equivalents	(165)	(247)
Cash and cash equivalents at beginning of period	1,731	1,543
Cash and cash equivalents at end of period	$1,566	$1,296

Supplemental Disclosures
Total interest paid	$420	$200
Total taxes paid	3	3
Total taxes refunded	—	2
Transfer from loans to OREO	1	2
Transfer from loans HFS to trading securities	342	122

See accompanying notes to consolidated financial statements.

11	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
Notes to the Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with FHN's audited consolidated financial statements and notes in FHN's Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
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

12	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
ASU 2023-02 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-02 is applied on either a modified retrospective (cumulative catch up) or a retrospective (restatement of prior years) basis. FHN has assessed the applicability of ASU 2023-02 to its tax credit program equity investments, determined that its New Markets Tax Credit and Historic Tax Credit programs qualified, and made the proportional method election for them. The use of the proportional amortization method continued for FHN's Low-Income Housing Tax Credits program. Upon adoption of ASU 2023-02, FHN recognized a cumulative effect adjustment that increased retained earnings by $8 million, net of tax, on January 1, 2024.
The adoption of ASU 2023-02 resulted in a revision to FHN’s accounting policy for equity investments in tax credit programs. FHN’s election to utilize the deferral method for investments that generate Investment Tax Credits is now made subsequent to the determination of whether a tax credit program will apply the proportional amortization method. This includes both solar and non-qualifying historic tax credit investments. Under the deferral approach the investment tax credits are recorded as an offset to the related investment on the balance sheet. Credit amounts are recognized in earnings over the life of the investment within the same income or expense accounts as used for the investment.
Accounting Changes Issued But Not Currently Effective
ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures" that requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. FHN will adopt ASU 2023-07 as of December 31, 2024 and is currently assessing the effect on its reportable segment disclosures.
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

13	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
SEC Final Rule
In March 2024, the SEC adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Climate Disclosures Rules”) to require registrants to disclose certain climate-related information in registration statements and annual reports. Information required for inclusion within the footnotes to the financial statements for severe weather events and other natural conditions includes 1) income statement effects before insurance recoveries above 1% of pre-tax income/loss, 2) balance sheet effects above 1% of shareholders’ equity, and 3) certain carbon offsets and renewable energy credits. Qualitative discussion is also required for material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans.
In April 2024 the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. Therefore, the actual timing of the implementation of the Climate Disclosure Rules, if sustained through the judicial process, is uncertain. FHN is assessing the potential effects of the Climate Disclosure Rules on its financial statements.

14	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of March 31, 2024 and December 31, 2023:

INVESTMENT SECURITIES AT MARCH 31, 2024
	March 31, 2024
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,972	$1	$(622)	$4,351
Government agency issued CMO	2,435	—	(350)	2,085
Other U.S. government agencies	1,295	—	(162)	1,133
States and municipalities	624	2	(47)	579
Total securities available for sale (a)	$9,326	$3	$(1,181)	$8,148

Securities held to maturity:
Government agency issued MBS	$841	$—	$(110)	$731
Government agency issued CMO	470	—	(70)	400
Total securities held to maturity	$1,311	$—	$(180)	$1,131

(a)Includes $8.3 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT DECEMBER 31, 2023
	December 31, 2023
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,061	$2	$(579)	$4,484
Government agency issued CMO	2,487	—	(341)	2,146
Other U.S. government agencies	1,321	2	(151)	1,172
States and municipalities	627	3	(41)	589
Total securities available for sale (a)	$9,496	$7	$(1,112)	$8,391

Securities held to maturity:
Government agency issued MBS	$852	$—	$(96)	$756
Government agency issued CMO	471	—	(66)	405
Total securities held to maturity	$1,323	$—	$(162)	$1,161

(a)Includes $8.9 billion of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

15	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of March 31, 2024 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$49	$48
After 1 year through 5 years	—	—	129	120
After 5 years through 10 years	—	—	372	339
After 10 years	—	—	1,369	1,205
Subtotal	—	—	1,919	1,712
Government agency issued MBS and CMO (a)	1,311	1,131	7,407	6,436
Total	$1,311	$1,131	$9,326	$8,148

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three months ended March 31, 2024 and 2023.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2024 and December 31, 2023:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of March 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$59	$(1)	$4,224	$(621)	$4,283	$(622)
Government agency issued CMO	11	—	2,057	(350)	2,068	(350)
Other U.S. government agencies	216	(4)	874	(158)	1,090	(162)
States and municipalities	34	—	460	(47)	494	(47)
Total	$320	$(5)	$7,615	$(1,176)	$7,935	$(1,181)

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$140	$(2)	$4,231	$(577)	$4,371	$(579)
Government agency issued CMO	32	—	2,098	(341)	2,130	(341)
Other U.S. government agencies	114	(2)	905	(149)	1,019	(151)
States and municipalities	14	—	465	(41)	479	(41)
Total	$300	$(4)	$7,699	$(1,108)	$7,999	$(1,112)

16	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $29 million and $32 million as of March 31, 2024 and December 31, 2023, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three months ended March 31, 2024 and 2023.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both March 31, 2024 and December 31, 2023. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of March 31, 2024 and December 31, 2023. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $92 million and $89 million at March 31, 2024 and December 31, 2023, respectively. The year-to-date 2024 and 2023 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $5 million and $2 million were recognized in the three months ended March 31, 2024 and 2023, respectively, for equity investments with readily determinable fair values.

17	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of March 31, 2024 and December 31, 2023, excluding accrued interest of $283 million and $287 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	March 31, 2024	December 31, 2023
Commercial:
Commercial and industrial (a) (b)	$30,545	$30,609
Loans to mortgage companies	2,366	2,024
Total commercial, financial, and industrial	32,911	32,633
Commercial real estate	14,426	14,216
Consumer:
HELOC	2,145	2,219
Real estate installment loans	11,500	11,431
Total consumer real estate	13,645	13,650
Credit card and other (c)	771	793
Loans and leases	$61,753	$61,292
Allowance for loan and lease losses	(787)	(773)
Net loans and leases	$60,966	$60,519

(a)Includes equipment financing leases of $1.3 billion and $1.2 billion for March 31, 2024 and December 31, 2023, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $23 million and $29 million as of March 31, 2024 and December 31, 2023, respectively.
(c)Includes $181 million and $180 million of commercial credit card balances as of March 31, 2024 and December 31, 2023, respectively.

Restrictions
Loans and leases with carrying values of $50.1 billion and $46.1 billion were pledged as collateral for borrowings at March 31, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of March 31, 2024, FHN had loans to mortgage companies of $2.4 billion and loans to finance and insurance companies of $3.8 billion. As a result, 19% of the C&I portfolio is sensitive to impacts on the financial services industry.
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
PD 1 through PD 12 are “pass” grades. PD grades 13-16 correspond to the regulatory-defined categories of special mention (13), substandard (14), doubtful (15), and loss (16). Special mention loans and leases have potential weaknesses that, if left uncorrected, may result in deterioration of FHN's credit position at some future date. Substandard commercial loans and leases have well-

18	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
defined weaknesses and are characterized by the distinct possibility that FHN will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high, and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of March 31, 2024 and December 31, 2023:

C&I PORTFOLIO
	March 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$703	$3,885	$5,346	$3,328	$1,537	$4,874	$2,362	$8,999	$309	$31,343
Special Mention (PD grade 13)	1	127	73	87	69	167	—	332	2	858
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	2	44	136	93	48	183	4	163	37	710
Total C&I loans	$706	$4,056	$5,555	$3,508	$1,654	$5,224	$2,366	$9,494	$348	$32,911

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$4,008	$5,637	$3,506	$1,636	$1,665	$3,448	$2,019	$9,087	$327	$31,333
Special Mention (PD grade 13)	75	60	64	56	101	57	—	186	—	599
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	135	94	51	39	100	5	187	49	701
Total C&I loans	$4,124	$5,832	$3,664	$1,743	$1,805	$3,605	$2,024	$9,460	$376	$32,633

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.
(b)    Balances include PPP loans.

CRE PORTFOLIO
	March 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$104	$955	$3,611	$3,513	$1,107	$3,869	$337	$15	$13,511
Special Mention (PD grade 13)	—	1	76	182	86	239	4	—	588
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	6	10	50	256	3	—	327
Total CRE loans	$104	$958	$3,693	$3,705	$1,243	$4,364	$344	$15	$14,426

19	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$853	$3,473	$3,518	$1,162	$1,216	$2,853	$393	$18	$13,486
Special Mention (PD grade 13)	5	1	129	86	175	82	—	—	478
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	5	11	175	59	—	—	252
Total CRE loans	$858	$3,476	$3,652	$1,259	$1,566	$2,994	$393	$18	$14,216

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of March 31, 2024 and December 31, 2023. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

20	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

CONSUMER REAL ESTATE PORTFOLIO
	March 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$204	$1,562	$2,080	$1,695	$717	$1,733	$1,466	$47	$9,504
FICO score 720-739	16	203	282	225	106	308	190	14	1,344
FICO score 700-719	15	152	230	189	79	270	159	16	1,110
FICO score 660-699	26	170	193	111	81	332	162	17	1,092
FICO score 620-659	3	11	18	23	22	138	34	6	255
FICO score less than 620	3	18	19	18	18	230	23	11	340
Total	$267	$2,116	$2,822	$2,261	$1,023	$3,011	$2,034	$111	$13,645

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,572	$2,099	$1,720	$730	$465	$1,332	$1,522	$50	$9,490
FICO score 720-739	205	286	227	107	88	230	192	15	1,350
FICO score 700-719	154	232	193	81	52	224	159	17	1,112
FICO score 660-699	170	198	113	83	53	290	168	18	1,093
FICO score 620-659	11	20	23	22	36	106	36	7	261
FICO score less than 620	18	19	15	20	12	225	24	11	344
Total	$2,130	$2,854	$2,291	$1,043	$706	$2,407	$2,101	$118	$13,650

The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of March 31, 2024 and December 31, 2023.

CREDIT CARD & OTHER PORTFOLIO
	March 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$7	$50	$22	$9	$5	$29	$193	$5	$320
FICO score 720-739	1	5	3	1	1	6	22	1	40
FICO score 700-719	—	4	4	1	1	4	25	—	39
FICO score 660-699	—	4	2	1	1	8	21	—	37
FICO score 620-659	1	1	—	1	—	3	7	—	13
FICO score less than 620	2	13	9	6	7	116	168	1	322
Total	$11	$77	$40	$19	$15	$166	$436	$7	$771

21	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$52	$26	$10	$5	$3	$27	$207	$5	$335
FICO score 720-739	5	3	1	1	1	5	24	1	41
FICO score 700-719	5	4	1	1	1	4	25	1	42
FICO score 660-699	4	3	1	1	1	8	23	—	41
FICO score 620-659	2	1	1	—	—	3	7	—	14
FICO score less than 620	12	9	6	8	13	103	168	1	320
Total	$80	$46	$20	$16	$19	$150	$454	$8	$793

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

The following table reflects accruing and non-accruing loans and leases by class on March 31, 2024 and December 31, 2023:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	March 31, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,287	$55	$1	$30,343	$102	$30	$70	$202	$30,545
Loans to mortgage companies	2,362	—	—	2,362	4	—	—	4	2,366
Total commercial, financial, and industrial	32,649	55	1	32,705	106	30	70	206	32,911
Commercial real estate:
CRE (b)	14,261	8	—	14,269	57	28	72	157	14,426
Consumer real estate:
HELOC (c)	2,089	12	3	2,104	27	4	10	41	2,145
Real estate installment loans (d)	11,359	39	3	11,401	41	13	45	99	11,500
Total consumer real estate	13,448	51	6	13,505	68	17	55	140	13,645
Credit card and other:
Credit card	267	2	3	272	—	—	—	—	272
Other	494	3	—	497	1	—	1	2	499
Total credit card and other	761	5	3	769	1	—	1	2	771
Total loans and leases	$61,119	$119	$10	$61,248	$232	$75	$198	$505	$61,753

22	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,398	$31	$1	$30,430	$108	$18	$53	$179	$30,609
Loans to mortgage companies	2,018	1	—	2,019	5	—	—	5	2,024
Total commercial, financial, and industrial	32,416	32	1	32,449	113	18	53	184	32,633
Commercial real estate:
CRE (b)	14,072	8	—	14,080	41	—	95	136	14,216
Consumer real estate:
HELOC (c)	2,158	11	4	2,173	30	6	10	46	2,219
Real estate installment loans (d)	11,295	29	13	11,337	43	6	45	94	11,431
Total consumer real estate	13,453	40	17	13,510	73	12	55	140	13,650
Credit card and other:
Credit card	271	3	3	277	—	—	—	—	277
Other	512	2	—	514	1	—	1	2	516
Total credit card and other	783	5	3	791	1	—	1	2	793
Total loans and leases	$60,724	$85	$21	$60,830	$228	$30	$204	$462	$61,292

(a)    $191 million and $178 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
(b)    $150 million and $129 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
(c)    $4 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2024 and 2023, respectively.
(d)    $9 million and $10 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of March 31, 2024 and December 31, 2023, FHN had commercial loans with amortized cost of approximately $264 million and $250 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $145 million and $119 million, respectively, at March 31, 2024. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three months ended March 31, 2024, FHN recognized charge-offs of $22 million on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $6 million and $26 million, respectively, as of March 31, 2024 and $6 million and $27 million, respectively, as of December 31, 2023. Charge-offs relating to collateral-dependent consumer loans for the three months ended March 31, 2024 and March 31, 2023 were not significant.
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

23	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of March 31, 2024:

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

Interest Rate Reduction
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Reduced weighted-average contractual interest rate from 9.95% to 6.75%	$—	—%	N/A
Credit card and other (a)	—	—	Reduced weighted-average contractual interest rate from 20.50% to 0.00%	—	—	N/A
Total	$—	—%		$—	—%
(a) Balance less than $1 million.

	Term Extension
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$64	0.2%	Added an estimated weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers	$63	0.2%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	19	0.1	Added an estimated weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers	32	0.2	Added a weighted-average 0.6 years to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer real estate	—	—	N/A	1	—	Added a weighted-average 14.9 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$83	0.1%		$96	0.2%

24	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

Principal Forgiveness
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Less than $1 million of the principal of consumer loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end	$—	—%	N/A
Total	$—	—%		$—	—%
(a) Balance less than $1 million

	Payment Deferrals
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate	$—	—%	N/A	$4	—%	Payment deferral for 11 months, with a balloon payment at the end of the term
Total	$—	—%		$4	—%

	Combination - Term Extension and Interest Rate Reduction
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate	$1	—%	Added an estimated weighted-average 18.8 years to the life of loans and reduced weighted-average contractual interest rate from 6.43% to 3.69%	$2	—%	Added a weighted-average 8.8 years to the life of loans and reduced weighted-average contractual interest rate from 5.00% to 4.90%
Total	$1	—%		$2	—%

	Combination - Principal Forgiveness and Term Extension
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A	$18	0.1%	Reduced the balance of the loans by $2 million and added a weighted-average 6.2 years to the life of the loans
Total	$—	—%		$18	—%

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $1 million for the three months ended March 31, 2024 and were insignificant for the three months ended March 31, 2023. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the performance of loans that have been modified in the last 12 months:

25	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	March 31, 2024

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$100	$1	$—	$18
CRE	19	—	—	28
Consumer Real Estate	4	—	—	3
Credit Card and Other	—	—	—	—
Total	$123	$1	$—	$49

26	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three months ended March 31, 2024 and 2023 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The increase in the ACL balance as of March 31, 2024 as compared to December 31, 2023 largely reflects an evolving macroeconomic outlook, modest grade migration, and net commercial loan balance increases. In developing credit loss estimates for its loan and lease portfolios, FHN utilized two Moody’s forecast scenarios for its macroeconomic inputs. As of March 31, 2024, among other things, FHN's scenario selection process factored in the outlook for production, inflation, interest rates, employment, real estate prices, international conflict, and grade migration. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. A smaller weight was placed on the FHN-selected downside scenario.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three months ended March 31, 2024 and 2023:

27	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended March 31, 2024
Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(28)	(12)	—	(6)	(46)
Recoveries	3	—	1	2	6
Provision for loan and lease losses	34	21	(3)	2	54
Balance as of March 31, 2024	$348	$181	$231	$27	$787

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	$49	$22	$12	$—	$83
Provision for remaining unfunded commitments	—	(4)	—	—	(4)
Balance as of March 31, 2024	49	18	12	—	79
Allowance for credit losses as of March 31, 2024	$397	$199	$243	$27	$866

	Three Months Ended March 31, 2023
Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02	1	—	(7)	—	(6)
Charge-offs	(14)	(2)	(1)	(5)	(22)
Recoveries	3	—	2	1	6
Provision for loan and lease losses	27	6	15	4	52
Balance as of March 31, 2023	$325	$150	$209	$31	$715

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	$55	$22	$10	$—	$87
Provision for remaining unfunded commitments	(2)	(1)	1	—	(2)
Balance as of March 31, 2023	53	21	11	—	85
Allowance for credit losses as of March 31, 2023	$378	$171	$220	$31	$800

(a) C&I loans as of March 31, 2024 and 2023 include $23 million and $53 million in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
The following table presents gross charge-offs by year of origination for the three months ended March 31, 2024 and 2023:

GROSS CHARGE-OFFS
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$—	$—	$7	$13	$1	$6	$1	$28
CRE	—	—	—	—	—	12	—	12
Consumer Real Estate	—	—	—	—	—	—	—	—
Credit Card and Other	2	—	—	—	—	1	3	6
Total	$2	$—	$7	$13	$1	$19	$4	$46

	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I	$—	$5	$—	$1	$—	$6	$2	$14
CRE	—	—	—	—	2	—	—	2
Consumer Real Estate	—	—	—	—	—	1	—	1
Credit Card and Other	—	—	—	—	—	3	2	5
Total	$—	$5	$—	$1	$2	$10	$4	$22

28	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
Note 5—Mortgage Banking Activity
FHN originates mortgage loans for sale into the secondary market. These loans primarily consist of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking income on the Consolidated Statements of Income.
At March 31, 2024, FHN had approximately $33 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2024 and 2023, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity related to residential mortgage loans held for sale as of and for the three months ended March 31, 2024 and the year ended December 31, 2023.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	March 31, 2024	December 31, 2023
Balance at beginning of period	$62	$44
Originations and purchases	179	692
Sales, net of gains	(164)	(674)
Balance at end of period	$77	$62

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

MORTGAGE SERVICING RIGHTS
	March 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$25	$(7)	$18	$25	$(7)	$18

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of March 31, 2024 and December 31, 2023. Total mortgage servicing fees included in mortgage banking income were $1 million for the three months ended March 31, 2024 and 2023.

29	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2022 (a)	$825	$686	$1,511
Additions	—	—	—
Divestitures (b)	—	(1)	(1)
December 31, 2023	$825	$685	$1,510
Additions	—	—	—
Divestitures	—	—	—
March 31, 2024	$825	$685	$1,510

(a)FHN reorganized its internal management structure and reallocated goodwill in its reportable segments effective January 1, 2024. Prior periods have been revised to reflect this reallocation.
(b)Reduction in goodwill is related to the divestiture of FHN Financial Main Street Advisors assets in December 2023.

FHN performed the required annual goodwill impairment test as of October 1, 2023. The annual qualitative impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual periods, management will evaluate whether an impairment analysis is warranted. FHN will conduct its annual impairment analysis as of October 1, 2024.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	March 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$368	$(218)	$150	$368	$(208)	$160
Client relationships	32	(16)	16	32	(16)	16
Other (a)	27	(18)	9	27	(17)	10
Total	$427	$(252)	$175	$427	$(241)	$186

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

30	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								March 31, 2024	December 31, 2023
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	10,000	100	94	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						26,750	$538	$520	$520

(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) As a result of LIBOR transition, the fixed dividend rate will reset on August 1, 2025 to three-month CME Term SOFR plus 4.52361% (0.26161% plus 4.262%).
(c) As a result of LIBOR transition, the fixed dividend rate will reset on May 1, 2026 to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%).
(d) On April 1, 2024, FHN provided notice of its intent to redeem all outstanding shares of its Series D Preferred Stock on May 1, 2024. The fixed dividend rate was set to convert to three-month CME Term SOFR plus 4.12061% (0.26161% plus 3.859%) on May 1, 2024. See Note 17 — Subsequent Events for more information.

Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On March 31, 2024 and December 31, 2023, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At March 31, 2024 and December 31, 2023, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

31	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2024 and 2023:

ACCUMULATED OTHER COMPREHENSIVE INCOME

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of Jan 1, 2024	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	(55)	(43)	—	(98)
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	(55)	(30)	2	(83)
Balance as of March 31, 2024	$(891)	$(110)	$(270)	$(1,271)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of Jan 1, 2023	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	114	33	—	147
Amounts reclassified from AOCI	—	11	2	13
Other comprehensive income (loss)	114	44	2	160
Balance as of March 31, 2023	$(859)	$(83)	$(266)	$(1,208)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended March 31,
Details about AOCI	2024	2023	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$17	$15	Interest and fees on loans and leases
Tax expense (benefit)	(4)	(4)	Income tax expense
	13	11
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	3	3	Other expense
Tax expense (benefit)	(1)	(1)	Income tax expense
	2	2
Total reclassification from AOCI	$15	$13

32	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2024	2023
Net income	$197	$255
Net income attributable to noncontrolling interest	5	4
Net income attributable to controlling interest	192	251
Preferred stock dividends	8	8
Net income available to common shareholders	$184	$243

Weighted average common shares outstanding—basic	554,977	536,938
Effect of dilutive restricted stock, performance equity awards and options	2,896	7,541
Effect of dilutive convertible preferred stock (a)	—	27,512
Weighted average common shares outstanding—diluted	557,873	571,991

Basic earnings per common share	$0.33	$0.45
Diluted earnings per common share	$0.33	$0.43

(a)    On February 28, 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which was converted into common stock on June 26, 2023, following the termination of the TD Merger Agreement. Conversion occurred at the rate of 4,000 common shares per Series G preferred share resulting in 19,742,776 additional common shares outstanding. 2023 includes the impact of the Series G preferred shares based on the original maximum conversion rate (prior to the termination of the TD Merger Agreement).

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended March 31,
(Shares in thousands)	2024	2023
Stock options excluded from the calculation of diluted EPS	1,652	—
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$16.53	$24.36
Other equity awards excluded from the calculation of diluted EPS	8,382	3,803

33	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2024, the aggregate amount of liabilities established for all such loss contingency matters was $2 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2024, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

34	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of both March 31, 2024 and December 31, 2023. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

35	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
Note 11—Retirement Plans
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2023. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2024.
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
For more information on FHN's pension plan and other postretirement benefit plans, see Note 17 - Retirement Plans and Other Employee Benefits in FHN's 2023 Annual Report on Form 10-K.
The components of net periodic benefit cost for the three months ended March 31 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three months ended March 31,
(Dollars in millions)	2024	2023
Components of net periodic benefit cost
Interest cost	$8	$8
Expected return on plan assets	(8)	(8)
Amortization of unrecognized:
Actuarial (gain) loss	3	3
Net periodic benefit cost	$3	$3

36	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

•Specialty Banking segment consists of lines of business that deliver product offerings and services with specialized industry knowledge. Specialty Banking’s lines of business include asset-based lending, mortgage warehouse lending, commercial real estate, franchise finance, correspondent banking, equipment finance, and mortgage. In addition to traditional lending and deposit taking, Specialty Banking also delivers treasury management solutions, loan syndications, and international banking. Additionally, Specialty Banking has a line of business focused on fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.

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

Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments which could change historical segment results. During the first quarter of 2024, FHN made organizational changes in its internal management structure, and accordingly, its segment reporting structure. Prior period segment information has been reclassified to conform to the current period presentation. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable, or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented.

37	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three months ended March 31, 2024 and 2023:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended March 31, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$532	$153	$(60)	$625
Provision for credit losses	28	23	(1)	50
Noninterest income	105	72	17	194
Noninterest expense (a)	324	104	87	515
Income (loss) before income taxes	285	98	(129)	254
Income tax expense (benefit)	67	24	(34)	57
Net income (loss)	$218	$74	$(95)	$197
Average assets	$43,131	$23,712	$14,400	$81,243

	Three Months Ended March 31, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$561	$151	$(24)	$688
Provision for credit losses	37	14	(1)	50
Noninterest income	104	56	11	171
Noninterest expense (a)	313	100	65	478
Income (loss) before income taxes	315	93	(77)	331
Income tax expense (benefit)	74	23	(21)	76
Net income (loss)	$241	$70	$(56)	$255
Average assets	$41,292	$22,623	$14,926	$78,841

(a)2024 includes $5 million of restructuring costs and an FDIC special assessment of $10 million in the Corporate segment. 2023 includes $21 million in merger and integration expenses related to the TD Transaction in the Corporate segment.

38	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2024 and 2023:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three months ended March 31, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$52	$—	$52
Deposit transactions and cash management	39	3	2	44
Brokerage, management fees and commissions	24	—	—	24
Card and digital banking fees	16	1	2	19
Other service charges and fees	6	7	—	13
Trust services and investment management	11	—	—	11
Mortgage banking income	—	9	—	9
Other income (b)	9	—	13	22
Total noninterest income	$105	$72	$17	$194

	Three months ended March 31, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$39	$—	$39
Deposit transactions and cash management	37	3	2	42
Brokerage, management fees and commissions	22	—	—	22
Card and digital banking fees	17	1	2	20
Other service charges and fees	6	7	—	13
Trust services and investment management	11	—	—	11
Mortgage banking income	—	5	—	5
Other income (b)	11	1	7	19
Total noninterest income	$104	$56	$11	$171

(a)2024 and 2023 include $10 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b) Includes letter of credit fees and insurance commissions in scope of ASC 606.

39	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of March 31, 2024 and December 31, 2023:

CONSOLIDATED VIEs
(Dollars in millions)	March 31, 2024	December 31, 2023
Assets:
Other assets	$186	$177

Liabilities:
Other liabilities	$160	$150

Nonconsolidated Variable Interest Entities
Tax Credit Investments
Through designated wholly-owned subsidiaries, First Horizon Bank makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC. Through designated subsidiaries, First Horizon Bank periodically makes equity investments as a non-managing member in various LLCs that sponsor community development projects utilizing the NMTC. First Horizon Bank also makes equity investments as a limited partner or non-managing member in entities that receive historic tax credits. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. These entities are considered VIEs as First Horizon Bank's subsidiaries represent the holders of the equity investment at risk, but do not have the ability to direct the activities that most significantly affect the performance of the entities. FHN is therefore not the primary beneficiary of any of these entities.
Accordingly, FHN does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets.
FHN accounts for qualifying LIHTC investments under the proportional amortization method (PAM). Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN has determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and has made the election to apply the PAM for these programs. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. Prior to 2024, LIHTC investments that did not qualify for the PAM were accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three months ended March 31, 2024 and 2023.

40	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 for investments accounted for under the PAM. The impact of these investments is Included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Income tax expense (benefit):
Amortization of qualifying investments	$15	$13
Tax credits	(17)	(14)
Other tax benefits related to qualifying investments	(2)	(3)

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

41	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize
FHN’s nonconsolidated VIEs as of March 31, 2024 and December 31, 2023:

NONCONSOLIDATED VIEs AT MARCH 31, 2024
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$574	$202	(a)
Other tax credit investments (b)	88	75	Other assets
Small issuer trust preferred holdings (c)	171	—	Loans and leases
On-balance sheet trust preferred securitization	26	88	(d)
Holdings of agency mortgage-backed securities (c)	8,003	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	166	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $372 million of current investments and $202 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)Includes $256 million classified as trading securities, $1.3 billion classified as held to maturity, and $6.4 billion classified as securities available for sale.
(f)Maximum loss exposure represents $166 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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

(a)Maximum loss exposure represents $364 million of current investments and $223 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)Includes $450 million classified as trading securities, $1.3 billion classified as held to maturity, and $6.6 billion classified as securities available for sale.
(f)Maximum loss exposure represents $129 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
(g)No exposure to loss due to nature of FHN's involvement.

42	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2024 and December 31, 2023, respectively, FHN had $665 million and $406 million of cash receivables and $27 million and $33 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $45 million and $27 million for the three months ended March 31, 2024 and 2023, respectively.

43	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of March 31, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH TRADING
	March 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,173	$9	$232
Offsetting upstream interest rate contracts	4,380	166	10
Forwards and futures purchased	1,629	4	1
Forwards and futures sold	1,576	1	3

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,067	$22	$197
Offsetting upstream interest rate contracts	4,273	135	23
Forwards and futures purchased	777	9	—
Forwards and futures sold	912	—	9

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of March 31, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	March 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,290	$7	$465
Offsetting upstream interest rate contracts	8,290	462	8

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,375	$21	$392
Offsetting upstream interest rate contracts	8,375	389	22

44	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended March 31,
	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(86)	$160
Offsetting upstream interest rate contracts (a)	86	(160)

(a)Gains (losses) included in other expense within the Consolidated Statements of Income.

Cash Flow Hedges
Prior to 2021, FHN entered into pay floating, receive fixed interest rate swaps designed to manage its exposure to the variability in cash flows related to interest payments on debt instruments. The debt instruments primarily consist of held-to-maturity commercial loans that have variable interest payments that historically were based on 1-month LIBOR. In second quarter 2023, the remaining hedge was revised to reference 1-month Term SOFR after the cessation of LIBOR-based cash flows. This hedge matured in first quarter 2024. In conjunction with the IBKC merger, FHN acquired interest rate contracts (floors and collars) which were re-designated as cash flow hedges. The debt instruments associated with these hedges also primarily consisted of held-to-maturity commercial loans that had variable interest payments that were based on 1-month LIBOR. The last hedge acquired in conjunction with the IBKC merger matured in second quarter 2023.
In 2022, FHN entered into interest rate contracts (floors and swaps) which have been designated as cash flow hedges. These hedges reference 1-month Term SOFR and FHN made certain elections under ASU 2020-04 to facilitate qualification for hedge accounting during the time that hedged items transitioned away from 1-Month LIBOR.
In a cash flow hedge, the entire change in the fair value of the interest rate derivatives included in the assessment of hedge effectiveness is initially recorded in OCI and is subsequently reclassified from OCI to current period earnings (interest income or interest expense) in the same period that the hedged item affects earnings.
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	March 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$76
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

45	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,200	$—	$32
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,200	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended March 31,
	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(39)	$53
Gain (loss) recognized in other comprehensive income (loss)	(43)	33
Gain (loss) reclassified from AOCI into interest income	13	11

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	March 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$102	$2	$—
Forward contracts written	158	—	1

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$55	$1	$—
Forward contracts written	93	—	1

46	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three months ended March 31, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended March 31,
	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(1)	$(1)
Forward contracts written	—	(1)

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2024 and December 31, 2023, the derivative liabilities associated with the sales of Visa Class B shares were $20 million and $23 million, respectively. FHN recognized $15 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the year ended December 31, 2023. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2024 and December 31, 2023, these loans were valued at $22 million and $17 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of March 31, 2024 and December 31, 2023, the notional values of FHN’s risk participations were $364 million and $351 million of derivative assets and $872 million and $874 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at March 31, 2024 and December 31, 2023, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, FHN had recognized an insignificant amount of assets and liabilities associated with these contracts.
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

47	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $5 million of assets and $228 million of liabilities on March 31, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of March 31, 2024 and December 31, 2023, FHN had received collateral of $88 million and $95 million and posted collateral of $99 million and $83 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $5 million of assets and $228 million of liabilities on March 31, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of March 31, 2024 and December 31, 2023, FHN had received collateral of $88 million and $95 million and posted collateral of $99 million and $83 million, respectively, in the normal course of business related to these contracts.
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

48	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2024
Interest rate derivative contracts	$645	$—	$645	$(76)	$(553)	$16
Forward contracts	5	—	5	(2)	—	3
	$650	$—	$650	$(78)	$(553)	$19

December 31, 2023
Interest rate derivative contracts	$567	$—	$567	$(75)	$(486)	$6
Forward contracts	9	—	9	(4)	(3)	2
	$576	$—	$576	$(79)	$(489)	$8

(a)Included in other assets on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, $1 million and $1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2024
Interest rate derivative contracts	$791	$—	$791	$(76)	$(38)	$677
Forward contracts	4	—	4	(2)	(1)	1
	$795	$—	$795	$(78)	$(39)	$678

December 31, 2023
Interest rate derivative contracts	$666	$—	$666	$(75)	$(164)	$427
Forward contracts	9	—	9	(4)	(5)	—
	$675	$—	$675	$(79)	$(169)	$427

(a)Included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, $21 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

49	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of March 31, 2024 and December 31, 2023:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
March 31, 2024	$453	$—	$453	$—	$(450)	$3
December 31, 2023	519	—	519	—	(516)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of March 31, 2024 and December 31, 2023:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2024	$1,828	$—	$1,828	$—	$(1,828)	$—
December 31, 2023	1,921	—	1,921	—	(1,921)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

50	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of March 31, 2024 and December 31, 2023:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	March 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,655	$—	$1,655
Government agency issued CMO	118	—	118
Other U.S. government agencies	55	—	55
Total securities sold under agreements to repurchase	$1,828	$—	$1,828

	December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,717	$—	$1,717
Government agency issued CMO	161	—	161
Other U.S. government agencies	43	—	43
Total securities sold under agreements to repurchase	$1,921	$—	$1,921

51	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

52	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	March 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$6	$—	$6
Government agency issued MBS	—	78	—	78
Government agency issued CMO	—	178	—	178
Other U.S. government agencies	—	233	—	233
States and municipalities	—	21	—	21
Corporate and other debt	—	626	—	626
Interest-only strips (elected fair value)	—	—	19	19
Total trading securities	—	1,142	19	1,161
Loans held for sale (elected fair value)	—	70	14	84
Securities available for sale:
Government agency issued MBS	—	4,351	—	4,351
Government agency issued CMO	—	2,085	—	2,085
Other U.S. government agencies	—	1,133	—	1,133
States and municipalities	—	579	—	579
Total securities available for sale	—	8,148	—	8,148
Other assets:
Deferred compensation mutual funds	107	—	—	107
Equity, mutual funds, and other	34	—	—	34
Derivatives, forwards and futures	5	—	—	5
Derivatives, interest rate contracts	—	645	—	645
Total other assets	146	645	—	791
Total assets	$146	$10,005	$33	$10,184
Trading liabilities:
U.S. treasuries	$—	$379	$—	$379
Corporate and other debt	—	88	—	88
Total trading liabilities	—	467	—	467
Other liabilities:
Derivatives, forwards and futures	4	—	—	4
Derivatives, interest rate contracts	—	791	—	791
Derivatives, other	—	1	20	21
Total other liabilities	4	792	20	816
Total liabilities	$4	$1,259	$20	$1,283

53	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	114	—	114
Government agency issued CMO	—	336	—	336
Other U.S. government agencies	—	152	—	152
States and municipalities	—	17	—	17
Corporate and other debt	—	777	—	777
Interest-only strips (elected fair value)	—	—	13	13
Total trading securities	—	1,399	13	1,412
Loans held for sale (elected fair value)	—	42	26	68
Securities available for sale:
Government agency issued MBS	—	4,484	—	4,484
Government agency issued CMO	—	2,146	—	2,146
Other U.S. government agencies	—	1,172	—	1,172
States and municipalities	—	589	—	589
Total securities available for sale	—	8,391	—	8,391
Other assets:
Deferred compensation mutual funds	102	—	—	102
Equity, mutual funds, and other	34	—	—	34
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	568	—	568
Total other assets	145	568	—	713
Total assets	$145	$10,400	$39	$10,584
Trading liabilities:
U.S. treasuries	$—	$426	$—	$426
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	82	—	82
Total trading liabilities	—	509	—	509
Other liabilities:
Derivatives, forwards and futures	10	—	—	10
Derivatives, interest rate contracts	—	666	—	666
Derivatives, other	—	—	23	23
Total other liabilities	10	666	23	699
Total liabilities	$10	$1,175	$23	$1,208

54	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2024 and 2023 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended March 31, 2024
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(1)		—		—
Purchases	—		1		—
Sales	(2)		(13)		—
Settlements	—		—		3
Net transfers into (out of) Level 3	9	(b)	—		—
Balance on March 31, 2024	$19		$14		$(20)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

	Three Months Ended March 31, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(3)		—		—
Purchases	—		1		—
Sales	(3)		(2)		—
Settlements	—		—		6
Net transfers into (out of) Level 3	9	(b)	—		—
Balance on March 31, 2023	$28		$21		$(21)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2024 and 2023.

55	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements

From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at March 31, 2024, and December 31, 2023, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at March 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$284	$—	$284
Loans and leases (a)	—	—	244	244
OREO (b)	—	—	4	4

	Carrying value at December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$406	$—	$406
Loans and leases (a)	—	—	245	245
OREO (b)	—	—	4	4
Other assets (c)	—	—	90	90

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2024 and 2023:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended March 31,
(Dollars in millions)	2024	2023
Loans held for sale—SBAs and USDA	$—	$(2)
Loans and leases (a)	(31)	(12)
Other assets (b)	—	(1)
	$(31)	$(15)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents tax credit investments accounted for under the equity method.

56	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three months ended March 31, 2024 and 2023.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and non-recurring measurements as of March 31, 2024 and December 31, 2023:

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at March 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$19	Discounted cash flow	Constant prepayment rate	14% - 20%	14%
			Bond equivalent yield	16% - 20%	19%
Loans held for sale - residential real estate	$14	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	63% - 67%	65%
			Loss severity trends - First mortgage	0% - 2% of UPB	1%
Derivative liabilities, other	$20	Discounted cash flow	Visa covered litigation resolution amount	$5.7 billion - $6.7 billion	$6.3 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	3 - 33 months	22 months
Loans and leases (a)	$244	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

57	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (d)
Trading securities - SBA interest-only strips	$13	Discounted cash flow	Constant prepayment rate	14% - 15%	14%
			Bond equivalent yield	18% - 21%	18%
Loans held for sale - residential real estate	$26	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 68%	65%
			Loss severity trends - First mortgage	0% - 3% of UPB	2%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.7 billion - $6.7 billion	$6.3 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	24 months
Loans and leases (a)	$245	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (c)	$90	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

58	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Other assets – tax credit investments
Prior to 2024, the estimated fair value of tax credit investments accounted for under the equity method was generally determined in relation to the yield (i.e., future tax credits to be received) an acquirer of these investments expected in relation to the yields experienced on current new issue and/or secondary market transactions. Thus, as tax credits were recognized, the future yield to a market participant was reduced, resulting in consistent impairment of the individual investments. Individual investments were reviewed for impairment quarterly, which included the consideration of additional marketability discounts related to specific investments which typically included consideration of the underlying property’s appraised value.
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

59	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	March 31, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$84	$89	$(5)
Nonaccrual loans	2	5	(3)

	December 31, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$68	$73	$(5)
Nonaccrual loans	2	5	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$1	$1

For the three months ended March 31, 2024 and 2023, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

60	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

61	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Other assets
For disclosure purposes, other assets consist of tax credit investments, FRB and FHLB Stock, deferred compensation mutual funds and equity investments (including other mutual funds) with readily determinable fair values. For periods prior to 2024, tax credit investments accounted for under the equity method were written down to estimated fair value quarterly based on the estimated value of the associated tax credits which incorporated estimates of required yield for hypothetical investors. Subsequent to 2023, the fair value of tax credit investments is estimated using recent transaction information with adjustments for differences in individual investments. Deferred compensation mutual funds are recognized at fair value, which is based on quoted prices in active markets. Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost in the Consolidated Balance Sheets which is considered to approximate fair value. Investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices when available.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of March 31, 2024 and December 31, 2023, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the

62	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

63	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	March 31, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,563	$—	$—	$31,961	$31,961
Commercial real estate	14,245	—	—	13,968	13,968
Consumer:
Consumer real estate	13,414	—	—	12,536	12,536
Credit card and other	744	—	—	708	708
Total loans and leases, net of allowance for loan and lease losses	60,966	—	—	59,173	59,173
Short-term financial assets:
Interest-bearing deposits with banks	1,885	1,885	—	—	1,885
Federal funds sold	364	—	364	—	364
Securities purchased under agreements to resell	453	—	453	—	453
Total short-term financial assets	2,702	1,885	817	—	2,702
Trading securities (a)	1,161	—	1,142	19	1,161
Loans held for sale:
Mortgage loans (elected fair value) (a)	84	—	70	14	84
USDA & SBA loans - LOCOM	284	—	284	—	284
Mortgage loans - LOCOM	27	—	—	27	27
Total loans held for sale	395	—	354	41	395
Securities available for sale (a)	8,148	—	8,148	—	8,148
Securities held to maturity	1,311	—	1,131	—	1,131
Derivative assets (a)	650	5	645	—	650
Other assets:
Tax credit investments	662	—	—	652	652
Deferred compensation mutual funds	107	107	—	—	107
Equity, mutual funds, and other (b)	268	34	—	234	268
Total other assets	1,037	141	—	886	1,027
Total assets	$76,370	$2,031	$12,237	$60,119	$74,387
Liabilities:
Defined maturity deposits	$6,297	$—	$6,333	$—	$6,333
Trading liabilities (a)	467	—	467	—	467
Short-term financial liabilities:
Federal funds purchased	309	—	309	—	309
Securities sold under agreements to repurchase	1,828	—	1,828	—	1,828
Other short-term borrowings	566	—	566	—	566
Total short-term financial liabilities	2,703	—	2,703	—	2,703
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investment	76	—	—	71	71
Secured borrowings	6	—	—	6	6
Junior subordinated debentures	150	—	—	150	150
Other long-term borrowings	886	—	843	—	843
Total term borrowings	1,165	—	843	274	1,117
Derivative liabilities (a)	816	4	792	20	816
Total liabilities	$11,448	$4	$11,138	$294	$11,436

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $31 million and FRB stock of $203 million.

64	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,294	$—	$—	$31,673	$31,673
Commercial real estate	14,044	—	—	13,831	13,831
Consumer:
Consumer real estate	13,417	—	—	12,605	12,605
Credit card and other	764	—	—	742	742
Total loans and leases, net of allowance for loan and lease losses	60,519	—	—	58,851	58,851
Short-term financial assets:
Interest-bearing deposits with banks	1,328	1,328	—	—	1,328
Federal funds sold	200	—	200	—	200
Securities purchased under agreements to resell	519	—	519	—	519
Total short-term financial assets	2,047	1,328	719	—	2,047
Trading securities (a)	1,412	—	1,399	13	1,412
Loans held for sale:
Mortgage loans (elected fair value) (a)	68	—	42	26	68
USDA & SBA loans - LOCOM	406	—	407	—	407
Mortgage loans - LOCOM	28	—	—	28	28
Total loans held for sale	502	—	449	54	503
Securities available for sale (a)	8,391	—	8,391	—	8,391
Securities held to maturity	1,323	—	1,161	—	1,161
Derivative assets (a)	577	9	568	—	577
Other assets:
Tax credit investments	665	—	—	653	653
Deferred compensation mutual funds	102	102	—	—	102
Equity, mutual funds, and other (b)	261	34	—	227	261
Total other assets	1,028	136	—	880	1,016
Total assets	$75,799	$1,473	$12,687	$59,798	$73,958
Liabilities:
Defined maturity deposits	$6,804	$—	$6,851	$—	$6,851
Trading liabilities (a)	509	—	509	—	509
Short-term financial liabilities:
Federal funds purchased	302	—	302	—	302
Securities sold under agreements to repurchase	1,921	—	1,921	—	1,921
Other short-term borrowings	326	—	326	—	326
Total short-term financial liabilities	2,549	—	2,549	—	2,549
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investment	65	—	—	60	60
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	150	—	—	150	150
Other long-term borrowings	885	—	824	—	824
Total term borrowings	1,150	—	824	260	1,084
Derivative liabilities (a)	699	10	666	23	699
Total liabilities	$11,711	$10	$11,399	$283	$11,692

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $24 million and FRB stock of $203 million.

65	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2024 and December 31, 2023:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Unfunded Commitments:
Loan commitments	$23,227	$24,579	$1	$1
Standby and other commitments	780	746	7	8

66	1Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 17—SUBSEQUENT EVENTS
Note 17—Subsequent Events
On May 1, 2024 (the "Redemption Date"), FHN redeemed all outstanding shares of its 6.10% Fixed to Floating Non-Cumulative Perpetual Preferred Stock, Series D (the "Series D Preferred Stock"), and all related outstanding depositary shares, each representing a 1/400th interest in a share of the Series D Preferred Stock ("the Series D Depositary Shares"). After the redemptions, no shares of Series D Preferred Stock, and no Series D Depositary Shares, remain outstanding.
The redemption price was $25.00 per Series D Depository Share, corresponding to $10,000 per share of Series D Preferred Stock. Accrued dividends were not included in either redemption price because the Redemption Date was also a dividend payment date. The regular Series D semi-annual dividend, which was declared in January, was paid separately in the customary manner on May 1, 2024 to shareholders of record at the close of business on April 16, 2024.

67	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

68	1Q24 FORM 10-Q REPORT

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
At March 31, 2024, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2023 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
FDIC Special Assessment
In November 2023, the FDIC approved a final rule to implement a special assessment on banks to replenish the deposit insurance fund following the failures of Silicon Valley Bank and Signature Bank. FHN recognized an estimated expense of $68 million for the special assessment in the fourth quarter of 2023. In February 2024, the FDIC indicated that it now expects a larger loss to the deposit insurance fund than originally estimated and that it plans to provide institutions with an updated estimate of their total special assessment amount with its first quarter 2024 special assessment invoice, to be released in June 2024. This updated special assessment total resulted in $10 million in additional estimated FDIC expense recorded in first quarter 2024.
Preferred Stock Redemption
On May 1, 2024, FHN redeemed all outstanding shares of its Series D Preferred Stock with a carrying value of $94 million. The Series D Preferred Stock did not qualify as Tier 1 capital because the earliest redemption date was less than five years from the issuance date. Therefore, the redemption did not impact FHN's regulatory capital ratios. See Note 17 — Subsequent Events for more information.
Financial Performance Summary
FHN reported first quarter 2024 net income available to common shareholders of $184 million, or $0.33 per diluted share, compared to $175 million, or $0.31 per diluted share, in fourth quarter 2023 and $243 million, or $0.43 per diluted share, in first quarter 2023.
Net interest income of $625 million increased $8 million compared to fourth quarter 2023 from the benefit of loan and deposit repricing. Net interest income declined $63 million compared to first quarter 2023 driven by the impact of higher funding costs partially offset by higher yields on earning assets.
Provision for credit losses of $50 million remained unchanged compared to fourth quarter 2023 and first quarter 2023.
Noninterest income of $194 million increased $11 million compared to fourth quarter 2023 and $23 million compared to first quarter 2023, largely driven by higher fixed income production.
Noninterest expense of $515 million decreased $58 million from fourth quarter 2023, largely reflecting the impact of the estimated FDIC special assessment which was $10 million in first quarter 2024 and $68 million in fourth quarter 2023. Compared with first quarter 2023, noninterest expense increased $37 million, or 8%, largely attributable to higher personnel and deposit insurance expense.
Period-end loans and leases of $61.8 billion increased $461 million, or 1%, from December 31, 2023 as commercial loan growth of $488 million was driven by growth in loans to mortgage companies and CRE loans.
Period-end deposits of $65.7 billion remained stable compared to December 31, 2023. Interest-bearing deposits increased $755 million and noninterest-bearing deposits decreased $794 million.
Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2024 were 12.33% and 13.93%, down from 12.42% and 13.96% at December 31, 2023, respectively. The CET1 ratio was 11.31% at March 31, 2024 compared to 11.40% at December 31, 2023.
The following portions of this MD&A focus in more detail on the results of operations for the three months ended March 31, 2024, the three months ended December 31, 2023, and the three months ended March 31, 2023 and on information about FHN's financial condition, loan and

69	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

lease portfolio, liquidity, funding sources, capital and other matters.
Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended
(Dollars in millions, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Pre-provision net revenue (a)	$304	$228	$381
Diluted earnings per common share	$0.33	$0.31	$0.43
Return on average assets (b)	0.97%	0.91%	1.32%
Return on average common equity (c)	8.76%	8.60%	13.34%
Return on average tangible common equity (a) (d)	10.95%	10.89%	17.43%
Net interest margin (e)	3.37%	3.27%	3.88%
Noninterest income to total revenue (f)	23.72%	23.33%	19.90%
Efficiency ratio (g)	62.92%	71.14%	55.67%
Allowance for loan and lease losses to total loans and leases	1.27%	1.26%	1.21%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.27%	0.23%	0.11%
Total period-end equity to period-end assets	11.21%	11.38%	11.02%
Tangible common equity to tangible assets (a)	8.33%	8.48%	7.41%
Cash dividends declared per common share	$0.15	$0.15	$0.15
Book value per common share	$15.23	$15.17	$14.11
Tangible book value per common share (a)	$12.16	$12.13	$10.89
Common equity Tier 1	11.31%	11.40%	10.36%
Market capitalization	$8,449	$7,913	$9,559
(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.23.
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
The following tables present the major components of net interest income and net interest margin:

70	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	March 31, 2024			December 31, 2023			March 31, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$46,756	$782	6.73%	$46,731	$784	6.65%	$44,848	$668	6.04%
Consumer loans	14,396	173	4.80	14,466	171	4.71	13,226	141	4.26
Total loans and leases	61,152	955	6.28	61,197	955	6.19	58,074	809	5.64
Loans held for sale	454	9	7.80	547	11	8.34	596	11	7.08
Investment securities	9,590	61	2.54	9,394	62	2.62	10,263	63	2.45
Trading securities	1,245	20	6.48	1,225	20	6.63	1,284	20	6.21
Federal funds sold	73	1	5.63	133	2	5.62	47	1	5.19
Securities purchased under agreements to resell	471	6	5.09	396	5	5.22	344	3	4.23
Interest-bearing deposits with banks	1,793	25	5.46	2,556	35	5.46	1,468	17	4.60
Total earning assets / Total interest income	$74,778	$1,077	5.78%	$75,448	$1,090	5.74%	$72,076	$924	5.18%
Cash and due from banks	948			994			1,035
Goodwill and other intangible assets, net	1,691			1,702			1,738
Premises and equipment, net	587			589			607
Allowance for loan and lease losses	(789)			(772)			(692)
Other assets	4,028			4,352			4,077
Total assets	$81,243			$82,313			$78,841

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$25,390	$206	3.27%	$25,799	$222	3.42%	$21,824	$97	1.79%
Other interest-bearing deposits	16,735	119	2.86	16,344	116	2.81	14,790	58	1.59
Time deposits	6,628	73	4.42	7,372	82	4.42	3,336	16	1.96
Total interest-bearing deposits	48,753	398	3.28	49,515	420	3.37	39,950	171	1.73
Federal funds purchased	339	5	5.50	325	5	5.48	460	5	4.65
Securities sold under agreements to repurchase	1,675	16	3.98	1,657	17	4.12	1,047	7	2.61
Trading liabilities	462	5	4.31	386	4	4.59	324	3	3.83
Other short-term borrowings	537	7	5.43	437	6	5.41	2,188	26	4.79
Term borrowings	1,156	17	5.71	1,156	17	5.75	1,602	20	4.98
Total interest-bearing liabilities / Total interest expense	$52,922	$448	3.40%	$53,476	$469	3.48%	$45,571	$232	2.06%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,626			17,347			22,274
Other liabilities	2,444			2,585			2,289
Total liabilities	71,992			73,408			70,134

Shareholders' equity	8,956			8,610			8,412
Noncontrolling interest	295			295			295
Total shareholders' equity	9,251			8,905			8,707
Total liabilities and shareholders' equity	$81,243			$82,313			$78,841

Net earnings assets / Net interest income (TE) / Net interest spread	$21,856	$629	2.38%	$21,972	$621	2.26%	$26,505	$692	3.12%
Taxable equivalent adjustment		(4)	0.99		(4)	1.01		(4)	0.76
Net interest income / Net interest margin (a)		$625	3.37%		$617	3.27%		$688	3.88%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

71	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

First Quarter 2024 versus Fourth Quarter 2023
Net interest income of $625 million in first quarter 2024 increased $8 million from fourth quarter 2023 and the net interest margin increased 10 basis points to 3.37% from the benefit of loan and deposit repricing. Loan yield increased 9 basis points and the cost of interest-bearing deposits decreased 9 basis points.
Average earning assets of $74.8 billion in first quarter 2024 decreased $670 million from fourth quarter 2023 largely due to a $763 million decrease in average interest-bearing deposits with banks partially offset by a $196 million increase in average investment securities. Average loans and leases were relatively flat compared to the prior quarter. Average interest-bearing liabilities decreased $554 million largely reflecting a $762 million decrease in interest-bearing deposits partially offset by a $100 million increase in other short-term borrowings.
First Quarter 2024 versus First Quarter 2023
Net interest income decreased $63 million from first quarter 2023 and the net interest margin decreased 51 basis points from 3.88% in first quarter 2023, driven by the impact of higher funding costs partially offset by higher yields on earning assets. Funding costs increased 134 basis points while yields on earning assets increased 60 basis points.
Average earning assets increased $2.7 billion from first quarter 2023 largely driven by a $3.1 billion increase in loans and leases and a $325 million increase in average interest-bearing deposits with banks partially offset by a $673 million decrease in investment securities. Average interest-bearing liabilities increased $7.4 billion largely driven by a $8.8 billion increase in interest-bearing deposits.

Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table I.2.3
NONINTEREST INCOME

	Three Months Ended			1Q24 vs. 4Q23		1Q24 vs. 1Q23
(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$52	$37	$39	$15	41%	$13	33%
Deposit transactions and cash management	44	46	42	(2)	(4)	2	5
Brokerage, management fees and commissions	24	25	22	(1)	(4)	2	9
Card and digital banking fees	19	16	20	3	19	(1)	(5)
Other service charges and fees	13	13	13	—	—	—	—
Trust services and investment management	11	11	11	—	—	—	—
Mortgage banking income	9	5	5	4	80	4	80
Securities gains (losses), net	—	(5)	—	5	100	—	—
Other income	22	35	19	(13)	(37)	3	16
Total noninterest income	$194	$183	$171	$11	6%	$23	13%

First Quarter 2024 versus Fourth Quarter 2023
Noninterest income of $194 million increased $11 million, or 6%, from fourth quarter 2023, largely driven by higher fixed income production.
Fixed income of $52 million increased $15 million from the prior quarter. Fixed income average daily revenue of $731 thousand increased 58% from $463 thousand in fourth quarter 2023, driven by the market's expectation that short-term rates have peaked as well as improved liquidity conditions in the banking sector.
Mortgage banking income of $9 million increased $4 million driven by higher origination volume and improvement in gain-on-sale spreads.
Other income decreased $13 million largely driven by a $9 million gain on an FHN Financial asset disposition in fourth quarter 2023 and a $3 million decrease in FHLB dividends.

72	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

First Quarter 2024 versus First Quarter 2023
Noninterest income for first quarter 2024 increased $23 million, or 13%, compared to first quarter 2023, primarily driven by higher fixed income.
Fixed income of $52 million increased $13 million from first quarter 2023, largely reflecting more favorable market conditions.
Mortgage banking income of $9 million increased $4 million driven by higher origination volume and improvement in gain-on-sale spreads.
Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.4
NONINTEREST EXPENSE

	Three Months Ended			1Q24 vs. 4Q23		1Q24 vs. 1Q23
(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$301	$279	$271	$22	8%	$30	11%
Net occupancy expense	31	31	31	—	—	—	—
Computer software	30	29	28	1	3	2	7
Deposit insurance expense	24	82	12	(58)	(71)	12	100
Operations services	21	22	22	(1)	(5)	(1)	(5)
Legal and professional fees	14	16	8	(2)	(13)	6	75
Contract employment and outsourcing	13	14	12	(1)	(7)	1	8
Amortization of intangible assets	11	12	12	(1)	(8)	(1)	(8)
Equipment expense	11	11	11	—	—	—	—
Advertising and public relations	8	24	14	(16)	(67)	(6)	(43)
Communications and delivery	8	8	9	—	—	(1)	(11)
Other expense	43	45	48	(2)	(4)	(5)	(10)
Total noninterest expense	$515	$573	$478	$(58)	(10)%	$37	8%

First Quarter 2024 versus Fourth Quarter 2023
Noninterest expense of $515 million decreased $58 million, or 10%, compared with fourth quarter 2023, largely driven by lower deposit insurance expense. FHN recognized $10 million in FDIC special assessment expense compared to $68 million in the prior quarter. Personnel expense increased $22 million largely reflecting the impact of annual merit adjustments, seasonality in employee benefits, and higher incentive-based compensation from improved fixed income revenue. Advertising and public relations expense decreased $16 million largely attributable to elevated levels of expense from deposit and brand marketing campaigns in the prior quarter.

First Quarter 2024 versus First Quarter 2023
Noninterest expense of $515 million increased $37 million, or 8%, from first quarter 2023. Personnel expense increased $30 million largely attributable to annual merit adjustments, higher incentive-based compensation, and higher deferred compensation expense. Deposit insurance expense increased $12 million reflecting an increase in the estimated FDIC special assessment. The $6 million increase in legal and professional fees was largely attributable to strategic investment initiatives in first quarter 2024. The $6 million decrease in advertising and public relations expense was largely attributable to strategy and timing differences for various advertising campaigns when comparing the periods.

Provision for Credit Losses
Provision for credit losses includes the provision for loan and lease losses and the provision for unfunded lending commitments. The provision for credit losses is the expense necessary to maintain the ALLL and the accrual for unfunded lending commitments at levels appropriate to absorb management’s estimate of credit losses

73	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

expected over the life of the loan and lease portfolio and the portfolio of unfunded loan commitments.
Provision for credit losses remained unchanged at $50 million for the first quarter 2024 compared to both the prior quarter and first quarter 2023. For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Income Taxes
FHN recorded income tax expense of $57 million in first quarter 2024 compared to an income tax benefit of $11 million in fourth quarter 2023 and income tax expense of $76 million in first quarter 2023.
The effective tax rate was approximately 22.5%, -6.2%, and 22.7% for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
FHN’s effective tax rate is favorably affected by recurring items such as bank-owned life insurance, tax-exempt income, and tax credits and other tax benefits from tax credit investments. The effective rate is unfavorably affected by the non-deductible portions of FDIC premium, executive compensation and merger expenses. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations. For the three months ended December 31, 2023, the reduction in the rate was primarily related to the benefit from the settlement of uncertain tax positions related to prior merger-related items.
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of March 31, 2024, FHN’s gross DTA and gross DTL were $792 million and $488 million, respectively, resulting in a net DTA of $304 million at March 31, 2024, compared with a net DTA of $215 million at December 31, 2023.
As of March 31, 2024, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $29 million and $3 million, respectively, which will expire at various dates.
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
Regional Banking
The Regional Banking segment generated pre-tax income of $285 million for first quarter 2024, a decrease of $7 million compared to fourth quarter 2023, largely driven by a decrease in net interest income, partially offset by a decrease in noninterest expense. Net interest income of $532 million decreased $16 million driven by a decline in noninterest-bearing deposits and thus lower earnings credit under the fund transfer pricing methodology. The provision for credit losses of $28 million remained unchanged from the prior quarter. Noninterest income decreased $1 million compared to the prior quarter. Noninterest expense decreased $11 million compared to fourth quarter 2023 largely from a reduction in outside services.
Pre-tax income for first quarter 2024 decreased $30 million compared to $315 million for first quarter 2023. Net interest income decreased $29 million from first quarter 2023 driven by the impact of higher funding costs partially offset by higher yields on earning assets. The provision for credit losses decreased $9 million. Noninterest expense increased $11 million compared to first quarter 2023 largely due to higher personnel expense. Results also reflect a $1 million increase in noninterest income compared to first quarter 2023.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $98 million for first quarter 2024 increased $12 million compared to fourth quarter 2023, driven by a $7 million increase in revenue and an $8 million decrease in provision for credit losses, offset by a $4 million increase in noninterest expense.
Fixed income of $52 million increased $15 million, driven by the market's expectation that short-term rates have peaked as well as improved liquidity conditions in the banking sector. Mortgage banking income of $9 million increased $4 million driven by higher origination volume and improvement in gain-on-sale spreads. Other noninterest income decreased $10 million, primarily from a $9 million gain on an FHN Financial asset disposition in fourth quarter 2023.

74	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Pre-tax income in the Specialty Banking segment increased $5 million compared to first quarter 2023 driven by higher revenue of $18 million, offset by higher provision for credit losses of $9 million and higher noninterest expense of $4 million. The increase in revenue was primarily attributable to higher fixed income and mortgage banking income. The increase in noninterest expense was largely driven by higher incentive-based compensation expense tied to the improvement in fixed income.
Corporate
Pre-tax loss for the Corporate segment was $129 million for first quarter 2024 compared to $200 million for fourth quarter 2023, largely reflecting a $30 million increase in revenue and a $50 million decrease in noninterest expense. The increase in revenue was largely driven by a $25 million increase in net interest income. The decline in noninterest expense was largely attributable to lower deposit insurance expense partially offset by higher personnel expense. Results for first quarter 2024 also reflect $5 million in restructuring costs, primarily related to personnel initiatives which will contribute to operational efficiencies.
Pre-tax loss for the Corporate segment was $129 million compared to $77 million for first quarter 2023, largely reflecting a $36 million decline in net interest income tied to the impact of funds transfer pricing and a $22 million increase in noninterest expense tied to higher personnel and deposit insurance expense. Personnel expense of $103 million increased $20 million reflecting annual merit adjustments, higher incentive-based compensation, and higher deferred compensation expense. Deposit insurance expense increased $11 million, primarily from the FDIC special assessment. Noninterest income increased $6 million compared to the first quarter 2023, largely reflecting higher deferred compensation income.

Analysis of Financial Condition

Total period-end assets were $81.8 billion as of March 31, 2024 compared to $81.7 billion at December 31, 2023.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases of $61.8 billion as of March 31, 2024 increased $461 million, or 1%, compared to December 31, 2023. Year-to-date loan growth included a $488 million increase in commercial loans and leases primarily from growth in loans to mortgage companies and commercial real estate loans, offset by a $27 million decrease in consumer loans primarily from a decline in credit card and other loans.
The following table provides detail regarding FHN's loans and leases as of March 31, 2024 and December 31, 2023.

Table I.2.5
LOANS & LEASES

	As of March 31, 2024		As of December 31, 2023
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$32,911	53%	$32,633	53%	1%
Commercial real estate	14,426	24	14,216	23	1
Total commercial	47,337	77	46,849	76	1
Consumer:
Consumer real estate	13,645	22	13,650	23	—
Credit card and other	771	1	793	1	(3)
Total consumer	14,416	23	14,443	24	—
Total loans and leases	$61,753	100%	$61,292	100%	1%

(a)Includes equipment financing loans and leases.

75	1Q24 FORM 10-Q REPORT

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
On March 31, 2024 and December 31, 2023, loans HFS were $395 million and $502 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million for both March 31, 2024 and December 31, 2023.
Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans of 22% and 23% of total loans at March 31, 2024 and December 31, 2023, respectively. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2023 in the Asset Quality Section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2024 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2023.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 53% of total loans as of both March 31, 2024 and December 31, 2023. The C&I portfolio increased $278 million to $32.9 billion as of March 31, 2024 compared to $32.6 billion at December 31, 2023. The C&I portfolio is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2023 was largely driven by growth in loans to mortgage companies and the wholesale trade portfolio, offset by a decline in the finance and insurance portfolio. The largest geographical concentrations of balances in the C&I portfolio as of March 31, 2024 were in Tennessee (20%), Florida (13%), Texas (11%), North Carolina (7%), Louisiana (7%), California (5%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2024, and December 31, 2023. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

76	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.6
C&I PORTFOLIO BY INDUSTRY

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Real estate and rental and leasing (a)	$3,838	12%	$3,858	12%
Finance and insurance	3,830	12	4,083	12
Health care and social assistance	2,673	8	2,676	8
Loans to mortgage companies	2,366	7	2,024	6
Wholesale trade	2,361	7	2,147	7
Accommodation and food service	2,323	7	2,288	7
Manufacturing	2,315	7	2,267	7
Retail trade	1,801	5	1,866	6
Transportation and warehousing	1,552	5	1,580	5
Energy	1,325	4	1,293	4
Other (professional, construction, education, etc.) (b)	8,527	26	8,551	26
Total C&I loan portfolio	$32,911	100%	$32,633	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5% as of March 31, 2024.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 19% and 18% of FHN’s C&I loan portfolio as of March 31, 2024 and December 31, 2023, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 12% of FHN's C&I portfolio as of both March 31, 2024 and December 31, 2023. As of March 31, 2024, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 7% and 6% of the C&I portfolio as of March 31, 2024 and December 31, 2023, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In first quarter 2024, 80% of the loan originations were home purchases and 20% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 12% of the C&I portfolio as of both March 31, 2024 and
December 31, 2023, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2024, asset-based lending to consumer finance companies represented approximately $1.9 billion of the finance and insurance component.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 12% of FHN's C&I portfolio as of both March 31, 2024 and December 31, 2023. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.

77	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Commercial Real Estate
The CRE portfolio totaled $14.4 billion as of March 31, 2024 and $14.2 billion as of December 31, 2023. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE loan balances as of March 31, 2024 were in Florida (27%), Texas (13%), North Carolina (12%), Georgia (10%), Tennessee (9%), and Louisiana (8%). No other state represented more than 5% of the portfolio. The following table represents subcategories of CRE loans by property type:

Table I.2.7
CRE PORTFOLIO BY PROPERTY TYPE

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,701	33%	$4,409	31%
Office	2,770	19	2,782	20
Industrial	2,320	16	2,236	16
Retail	2,269	16	2,310	16
Hospitality	1,413	10	1,467	10
Land/land development	268	2	307	2
Other CRE (a)	685	4	705	5
Total CRE loan portfolio	$14,426	100%	$14,216	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $13.6 billion and $13.7 billion as of March 31, 2024 and December 31, 2023, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of March 31, 2024 were in Florida (29%), Tennessee (22%), Texas (11%), Louisiana (8%), North Carolina (7%), Georgia (5%), and New York (5%). No other state represented more than 5% of the portfolio.
As of March 31, 2024, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759 and the refreshed FICO scores averaged 756 as of March 31, 2024, no change from FICO scores as of December 31, 2023. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of March 31, 2024 and December 31, 2023, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $30 million and $29 million, respectively.
HELOCs comprised $2.1 billion and $2.2 billion of the consumer real estate portfolio as of March 31, 2024 and December 31, 2023, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of March 31, 2024, approximately 95% of FHN's HELOCs were in the draw period compared to 94% at December 31, 2023. It is expected that $572 million, or 28%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.

78	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.8
HELOC DRAW TO REPAYMENT SCHEDULE

	March 31, 2024		December 31, 2023
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$38	2%	$30	1%
13-24	89	4	90	4
25-36	115	6	110	5
37-48	165	8	163	8
49-60	165	8	178	9
>60	1,464	72	1,530	73
Total	$2,036	100%	$2,101	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $771 million as of March 31, 2024 and $793 million as of December 31, 2023. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $22 million decrease was driven by net repayments in the overall portfolio.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and "Critical Accounting Policies and Estimates" and Note 4 in FHN's 2023 Form 10-K.
The ALLL increased to $787 million as of March 31, 2024 from $773 million as of December 31, 2023. The increase in the ALLL balance as of March 31, 2024 reflects an evolving macroeconomic outlook, modest grade migration, and net commercial loan balance increases. The ALLL to total loans and leases ratio increased 1 basis point to 1.27% compared to 1.26% as of December 31, 2023. The ACL to total loans and leases ratio remained steady at 1.40% as of March 31, 2024 and December 31, 2023.

Consolidated Net Charge-offs
Net charge-offs in first quarter 2024 were $40 million, or an annualized 27 basis points of total loans and leases, compared to net charge-offs of $16 million, or 11 basis points of total loans and leases, in first quarter 2023. The $24 million increase in net charge-offs was driven by higher charge-offs in the commercial portfolio.

79	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.9
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Allowance for loan and lease losses
C&I	$348	$339	$325
CRE	181	172	150
Consumer real estate	231	233	209
Credit card and other	27	29	31
Total allowance for loan and lease losses	$787	$773	$715

Reserve for remaining unfunded commitments
C&I	$49	$49	$53
CRE	18	22	21
Consumer real estate	12	12	11
Total reserve for remaining unfunded commitments	$79	$83	$85

Allowance for credit losses
C&I	$397	$388	$378
CRE	199	194	171
Consumer real estate	243	245	220
Credit card and other	27	29	31
Total allowance for credit losses	$866	$856	$800

Period-end loans and leases
C&I	$32,911	$32,633	$32,172
CRE	14,426	14,216	13,398
Consumer real estate	13,645	13,650	12,668
Credit card and other	771	793	807
Total period-end loans and leases	$61,753	$61,292	$59,045

ALLL / loans and leases %
C&I	1.06%	1.04%	1.01%
CRE	1.26	1.21	1.12
Consumer real estate	1.69	1.71	1.65
Credit card and other	3.57	3.63	3.86
Total ALLL / loans and leases %	1.27%	1.26%	1.21%

ACL / loans and leases %
C&I	1.21%	1.19%	1.17%
CRE	1.39	1.36	1.28
Consumer real estate	1.78	1.79	1.74
Credit card and other	3.57	3.63	3.86
Total ACL / loans and leases %	1.40%	1.40%	1.35%

Quarter-to-date net charge-offs (recoveries)
C&I	$25	$29	$11
CRE	12	2	2
Consumer real estate	(1)	—	(1)
Credit card and other	4	5	4
Total net charge-offs (recoveries)	$40	$36	$16

80	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Average loans and leases
C&I	$32,389	$32,520	$31,558
CRE	14,367	14,211	13,290
Consumer real estate	13,615	13,664	12,401
Credit card and other	781	802	825
Total average loans and leases	$61,152	$61,197	$58,074

Charge-off % (annualized)
C&I	0.31%	0.36%	0.15%
CRE	0.35	0.06	0.05
Consumer real estate	(0.03)	—	(0.05)
Credit card and other	1.98	2.36	1.93
Total charge-off %	0.27%	0.23%	0.11%

ALLL / annualized net charge-offs
C&I	345%	292%	683%
CRE	364	2,201	2,152
Consumer real estate	NM	NM	NM
Credit card and other	178	152	197
Total ALLL / net charge-offs	485%	543%	1,115%

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
Total NPAs (including NPLs HFS) increased to $512 million as of March 31, 2024 from $469 million as of December 31, 2023, largely driven by an increase in commercial loans placed on non-accrual. The nonperforming loans and leases ratio increased 7 basis points to 0.82% as of March 31, 2024 compared to year-end 2023.

81	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.10
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	March 31, 2024	December 31, 2023
C&I	$206	$184
CRE	157	136
Consumer real estate	140	140
Credit card and other	2	2
Total nonperforming loans and leases (a)	$505	$462

Nonperforming loans held for sale (a)	$3	$3
Foreclosed real estate and other assets (b)	4	4
Total nonperforming assets (a) (b)	$512	$469

Nonperforming loans and leases to total loans and leases
C&I	0.63%	0.57%
CRE	1.09	0.96
Consumer real estate	1.02	1.02
Credit card and other	0.20	0.30
Total NPL %	0.82%	0.75%

ALLL / NPLs
C&I	168%	184%
CRE	115	126
Consumer real estate	165	167
Credit card and other	1,766	1,202
Total ALLL / NPLs	156%	167%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes government-insured foreclosed real estate. There were no foreclosed real estate balances from GNMA loans at March 31, 2024 and December 31, 2023.

82	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.11
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	March 31, 2024	December 31, 2023
Regional Banking	$320	$323
Specialty Banking	162	116
Corporate	23	23
Consolidated	$505	$462
Foreclosed real estate (c)
Regional Banking	$1	$1
Specialty Banking	3	3
Corporate	—	—
Consolidated	$4	$4
Nonperforming Assets (a) (b) (c)
Regional Banking	$321	$324
Specialty Banking	165	119
Corporate	23	23
Consolidated	$509	$466
Nonperforming loans and leases to loans and leases
Regional Banking	0.79%	0.74%
Specialty Banking	0.79	0.68
Corporate	5.72	4.87
Consolidated	0.82%	0.75%
NPA % (d)
Regional Banking	0.79%	0.74%
Specialty Banking	0.80	0.70
Corporate	5.88	4.96
Consolidated	0.82%	0.76%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages. There were no foreclosed real estate balances from GNMA loans at March 31, 2024 and December 31, 2023.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $10 million as of March 31, 2024 compared to $21 million as of December 31, 2023. Loans 30 to 89 days past due and still accruing increased to $119 million as of March 31, 2024 compared to $85 million as of December 31, 2023, largely driven by an increase of $23 million in C&I loans and an increase of $11 million in consumer real estate loans.

83	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	March 31, 2024	December 31, 2023
C&I	$56	$32
CRE	8	8
Consumer real estate	57	57
Credit card and other	8	8
Total accruing loans and leases 30+ days past due	$129	$105

Accruing loans and leases 30+ days past due %
C&I	0.17%	0.10%
CRE	0.06	0.06
Consumer real estate	0.42	0.42
Credit card and other	0.99	1.03
Total accruing loans and leases 30+ days past due %	0.21%	0.17%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$1
Consumer real Estate	6	17
Credit card and other	3	3
Total accruing loans and leases 90+ days past due	$10	$21

Loans held for sale
30 to 89 days past due	$15	$12
30 to 89 days past due - guaranteed portion (d)	12	8
90+ days past due	16	9
90+ days past due - guaranteed portion (d)	10	4
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio were $712 million on March 31, 2024 and $666 million on December 31, 2023. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
Modifications to Borrowers Experiencing Financial Difficulty
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. See
Note 1 - Basis of Presentation and Accounting Policies, Note 3 - Loans and Leases, and Note 4 - Allowance for Credit Losses for further discussion regarding troubled loan modifications.

84	1Q24 FORM 10-Q REPORT

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
Investment securities were $9.5 billion and $9.7 billion on March 31, 2024 and December 31, 2023, respectively, representing 12% of total assets for both periods. See Note 2 - Investment Securities for more information about the securities portfolio.

85	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
Total deposits of $65.7 billion as of March 31, 2024 were stable compared to December 31, 2023. Interest-bearing deposits increased $755 million and noninterest-bearing deposits decreased $794 million. FHN continues to focus on building and deepening relationships to retain new clients obtained from the 2023 promotional campaigns.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business.
At March 31, 2024, commercial deposits were $36.2 billion, or 55% of total deposits and consumer deposits were $29.5 billion, or 45% of total deposits. At December 31, 2023, commercial deposits were $35.9 billion, or 55% of total deposits and consumer deposits were $29.9 billion, or 45% of total deposits.
At March 31, 2024, 38% of deposits were associated with Tennessee, 18% with Florida, 13% with North Carolina, and 12% with Louisiana, with no other state above 10%. This mix remained consistent with December 31, 2023.
Total estimated uninsured deposits were $27.4 billion and $26.8 billion as of March 31, 2024 and December 31, 2023, representing 42% and 41% of total deposits, respectively. Of the uninsured deposits at March 31, 2024, $5.5 billion, or 8% of total deposits, were collateralized. At December 31, 2023, collateralized deposits were $5.3 billion, or 8% of total deposits.
See Table I.2.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.
The following table summarizes the major components of deposits as of March 31, 2024 and December 31, 2023.
Table I.2.13
DEPOSITS

	March 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$25,848	39%	$25,082	38%	$766	3%
Time deposits	6,297	10	6,804	10	(507)	(7)
Other interest-bearing deposits	17,186	26	16,690	26	496	3
Total interest-bearing deposits	49,331	75	48,576	74	755	2
Noninterest-bearing deposits	16,410	25	17,204	26	(794)	(5)
Total deposits	$65,741	100%	$65,780	100%	$(39)	—%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $3.2 billion as of March 31, 2024 compared to $3.1 billion as of December 31, 2023.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.2 billion as of both March 31, 2024 and December 31, 2023.

86	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets.
Total equity was $9.2 billion at March 31, 2024 and $9.3 billion at December 31, 2023. Significant changes included net income of $197 million offset by $159 million in common stock repurchases and $92 million in common and preferred dividends.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table I.2.14
REGULATORY CAPITAL DATA

(Dollars in millions)	March 31, 2024	December 31, 2023
Shareholders’ equity	$8,878	$8,996
Modified CECL transitional amount (a)	28	57
FHN non-cumulative perpetual preferred stock	(520)	(520)
Common equity tier 1 before regulatory adjustments	$8,386	$8,533
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,607)	(1,617)
Net unrealized (gains) losses on securities available for sale	891	836
Net unrealized (gains) losses on pension and other postretirement plans	271	273
Net unrealized (gains) losses on cash flow hedges	109	79
Disallowed deferred tax assets	(1)	—
Common equity tier 1	$8,049	$8,104
FHN non-cumulative perpetual preferred stock (b)	426	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,770	$8,825
Tier 2 capital	1,144	1,097
Total regulatory capital	$9,914	$9,922
Risk-Weighted Assets
First Horizon Corporation	$71,145	$71,074
First Horizon Bank	70,485	70,635
Average Assets for Leverage
First Horizon Corporation	81,084	82,540
First Horizon Bank	80,336	81,898

87	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
REGULATORY RATIOS & AMOUNTS

	March 31, 2024		December 31, 2023
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	11.31%	$8,049	11.40%	$8,104
First Horizon Bank	11.28	7,949	11.40	8,055
Tier 1
First Horizon Corporation	12.33	8,770	12.42	8,825
First Horizon Bank	11.70	8,244	11.82	8,350
Total
First Horizon Corporation	13.93	9,914	13.96	9,922
First Horizon Bank	13.11	9,243	13.17	9,303
Tier 1 Leverage
First Horizon Corporation	10.82	8,770	10.69	8,825
First Horizon Bank	10.26	8,244	10.20	8,350
Other Capital Ratios
Total period-end equity to period-end assets	11.21		11.38
Tangible common equity to tangible assets (c)	8.33		8.48
Adjusted tangible common equity to risk-weighted assets (c)	10.63		10.72
(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For March 31, 2024 and December 31, 2023, 25% and 50%, respectively, of the full amount is phased out and not included in Common Equity Tier 1 capital.
(b)The $94 million carrying value of the Series D preferred stock does not qualify as Tier 1 capital because the earliest redemption date is less than five years from the issuance date.
(c)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.23.
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
As of March 31, 2024, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios decreased in first quarter 2024 relative to year-end 2023 primarily from the impact of common share repurchases and net income less dividends. The Tier 1 Leverage ratio for both FHN and First Horizon Bank increased from year-end 2023 largely as a result of a decrease in average assets.
During 2024, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Common Stock Purchases
FHN may purchase shares of its common stock from time to time, subject to legal and regulatory restrictions. FHN's Board has authorized the common stock purchase program described below. FHN’s Board has not authorized a preferred stock purchase program.
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

88	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations. Absent a Rule 10b5-1 plan, FHN does not purchase shares under this program during blackout periods when senior executives are prohibited from purchasing FHN stock on the open market.
As of March 31, 2024, $154 million in purchases had been made life-to-date under the 2024 program at an average price per share of $14.39, or $14.37 excluding commissions. Program purchases made during the quarter ended March 31, 2024 are summarized in the following table.
Table I.2.16
COMMON STOCK PURCHASES—2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2024
January 1 to January 31	100	$14.76	100	$648,524
February 1 to February 29	5,045	14.05	5,045	577,632
March 1 to March 31	5,587	14.69	5,587	495,591
Total	10,732	$14.39	10,732

(a) Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

Stock Award Purchases
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended March 31, 2024 are summarized in the following table.
Table I.2.17
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2024
January 1 to January 31	49	$14.60	N/A	N/A
February 1 to February 29	1	13.93	N/A	N/A
March 1 to March 31	270	14.33	N/A	N/A
Total	320	$14.37	N/A

Risk Management

There have been no significant changes to FHN’s risk management practices as described under “Risk Management” included in Item 7 of FHN’s 2023 Annual Report on Form 10-K.
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

89	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:
Table I.2.18
VaR & SVaR MEASURES

	Three Months Ended March 31, 2024			As of March 31, 2024
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$3	$2	$2
SVaR	5	6	4	6
10-day
VaR	7	10	6	7
SVaR	25	29	21	28

	Three Months Ended March 31, 2023			As of March 31, 2023
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$3	$3
SVaR	5	7	4	4
10-day
VaR	9	11	8	9
SVaR	25	30	20	20

	Year Ended December 31, 2023			As of December 31, 2023
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$3
SVaR	6	8	3	6
10-day
VaR	8	11	4	10
SVaR	24	34	12	28

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.19
SCHEDULE OF RISKS INCLUDED IN VaR

	As of March 31, 2024		As of March 31, 2023		As of December 31, 2023
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$1	$1	$4	$1	$2
Credit spread risk	1	1	1	1	1	1

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

90	1Q24 FORM 10-Q REPORT

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
Based on a static balance sheet as of March 31, 2024, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.20
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(5.0)%
-100	(2.7)%
-50	(1.3)%
-25	(0.6)%
+25	0.5%
+50	0.9%
+100	1.7%
+200	1.7%
A steepening yield curve scenario, where long-term rates increase by 50 basis points and short-term rates are static,

91	1Q24 FORM 10-Q REPORT

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
The yield curve was inverted for much of the last half of 2022, throughout 2023, and during the first quarter 2024. The inverted yield curve indicates market expectations that short-term rates have likely peaked and then could decline in future periods. Market participants are now projecting a few rate cuts in 2024 while the December 2023 Fed Dot plot has indicated three 25 basis point cuts in 2024. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.
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

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of March 31, 2024, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, brokered deposits, loan sales, and syndications. The FRB Bank Term Funding Program expired on March 11, 2024. The table below details FHN's sources of available liquidity at March 31, 2024.
Table I.2.21
AVAILABLE LIQUIDITY
as of March 31, 2024

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,732	$—	$1,732
FHLB	9,241	—	9,241
Discount Window	24,249	—	24,249
Unencumbered securities (b)	1,136	—	1,136
Total Available Liquidity			$36,358

(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b) Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 94% as of March 31, 2024 and 93% as of December 31, 2023.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of March 31, 2024, FHN had outstanding $797 million in senior and subordinated unsecured debt and $520 million in non-cumulative perpetual preferred stock. On April 1, 2024,

92	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN provided notice of its intent to redeem all outstanding shares of its Series D Non-Cumulative Perpetual Preferred Stock, effective May 1, 2024. Following the redemption on May 1, 2024, no shares of Series D Preferred Stock remain outstanding. Refer to Note 17 - Subsequent Events for additional information. As of March 31, 2024, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $1.1 billion as of April 1, 2024.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the TD Transaction. During the suspension period, dividend payments of FHN are not automatically reinvested in additional shares of FHN common stock and participants in the Plan are not able to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid a common dividend to the parent company in the amount of $310 million and $150 million in first and second quarter 2024, respectively. Total common dividends of $220 million were declared and paid to the parent company in 2023. First Horizon Bank declared preferred dividends in first quarter of 2024 and declared and paid preferred dividends in each quarter of 2023. Additionally, First Horizon Bank declared preferred dividends in second quarter 2024, payable in July 2024.
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
FHN paid a cash dividend of $0.15 per common share on April 1, 2024. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on April 10, 2024 and $165 per Series C preferred share and $305 per Series D preferred share on May 1, 2024. In addition, in April 2024, the Board approved cash dividends per share in the following amounts:
Table I.2.22
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	06/14/2024	07/01/2024
Preferred Stock
Series B	$331.25	07/17/2024	08/01/2024
Series C	$165.00	07/17/2024	08/01/2024
Series E	$1,625.00	06/25/2024	07/10/2024
Series F	$1,175.00	06/25/2024	07/10/2024

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

93	1Q24 FORM 10-Q REPORT

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
Repurchase and Foreclosure Liability
As discussed in Note 10 - Contingencies and Other Disclosures, FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization, and servicing businesses, is comprised of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $16 million as of both March 31, 2024 and December 31, 2023.

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

Inflation, Recession, and Federal Reserve Policy
Economic Overview
The post-COVID economy in the U.S. has been marked by: strong inflation, which began in 2021, peaked in 2022, and abated, though not fully, starting in 2023; the Federal Reserve "tightening" in 2022 and the first half of 2023 to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; low unemployment rates; moderate economic growth; and a profoundly inverted yield curve. Key aspects were:
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
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. now is well below 2022's levels. However, measures of inflation generally remain higher than the Federal Reserve's stated long-term goal of 2%.
•The Federal Reserve has signaled that hikes have ended and that a short term rate cut might become appropriate. No policy or timing commitments have been made. Future actions continue to depend upon future data.
•In first quarter 2024, inflation measures rose modestly, reversing a slow down-trend in 2023 and ending most expectations of a rate cut in the near term.

94	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) has been both very deep and unusually sustained, with the current inversion having begun in the summer of 2022.
•Many factors likely contributed to the current sustained inversion. The immediate cause, of course, is that demand for long-term treasury debt has remained high, depressing yields, even though short yields are higher. The underlying causes of that demand imbalance likely are complex and open to debate.
•A short-term rate cut by the Federal Reserve should lessen inversion, but only if long-term rates do not likewise drop.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and in the first part of 2023. All but one of the raises in 2022 were 75 and 50 basis points each—aggressive by historical standards—while the 2023 raises were the more-typical 25 basis points each. The Federal Reserve has expressed its intent to bring inflation under control even at the risk of creating or deepening an economic recession. The Federal Reserve has indicated that future decisions will be heavily impacted by economic data, especially inflation-rate and -trend data, available at each decision point. Most recently the Federal Reserve has indicated an expectation that its next action, at an unspecified future point, will be a rate cut rather than a rate hike.
FHN cannot predict exactly when or how much short-term rates will be changed, how market-driven long-term rates will behave, nor how those actions may affect financial markets, during the rest of 2024.
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
Yield curve flattening and inversion generally reduces the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduces FHN's revenues from bond trading. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors of FHN's Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy expanded in each quarter since then.
Recession expectations in the U.S. were high in 2022 and early 2023. They moderated significantly after that. Current recession expectations generally are low.
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

95	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Market Volatility & Valuations
As a result of the prospects for recession, coupled with the uncertainties associated with war in eastern Europe, financial markets world-wide were volatile during much of 2022. Volatility overall moderated somewhat in 2023, but volatile episodes have continued. War in the Middle East that started in October 2023 had a much more muted financial market impact than was true in 2022.
Financial asset values broadly fell in 2022, especially during the second and third quarters. By mid-year 2023, broad stock indices largely had recovered from 2022's low points, but longer-term fixed-rate debt investments remained well below previous values. By year-end 2023, stock values in most (but not all) sectors had recouped much of their earlier losses, and debt investment values generally improved somewhat from their lows when long-term rates fell in anticipation of possible short-term rate cuts in 2024 by the Federal Reserve. Those late-2023 trends generally have continued into 2024.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin started to compress. FHN was able to reverse the compression during the year fueled in part by using increased deposits and capital to reduce borrowings. Moderate margin expansion continued in first quarter 2024, though it remained well below the same quarter in 2023.
In 2022 and early 2023, FHN experienced a normalization of deposit levels since first quarter 2020 as it allowed surge deposits resulting from COVID-driven stimulus programs to move off its balance sheet. Net deposit outflows ranged from roughly $2.0 to $4.0 billion in each of the last three quarters of 2022, and fell again by roughly $2.5 billion in first quarter 2023. That outflow trend ended in second quarter as FHN had net deposit inflows of $4.0 billion. For the year 2023, net deposits increased over $2 billion. However, FHN increased deposit rates appreciably in 2023, particularly in May and June. Rates paid abated somewhat in first quarter 2024 as 2023's promotional rates have reverted to market norms. Deposits at the end of first quarter 2024 were roughly unchanged from year-end 2023.
In addition, some of FHN's businesses have been negatively impacted by higher rates and inversion. Rate increases have pushed home mortgage rates in the U.S. much higher than in early 2022, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility. In first quarter 2024, bond trading revenues and mortgage activity improved. Bond revenues likely benefited from the market's expectation that short-term rates have peaked along with improved liquidity conditions in the banking sector. Recent inflation data likely have reduced current market expectations of rate cuts. A change in market expectations for fewer cuts or rate hikes may be a moderating factor in bond trading revenues in future quarters.
A recession, if one were to occur, likely would have a negative impact on FHN's businesses overall. Demand for loans likely would fall, loan losses and provision expense likely would rise, many commercial activities that generate fee income likely would decline, and competition for clients likely would sharpen. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN. As mentioned above, recessionary expectations have abated substantially since early 2023 and remain low currently. However, just as expectations in early 2023 proved to be wrong, current expectations may be just as incorrect.
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

96	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Greenhouse Gas (GHG) Reporting Regimes
In October 2023 the state of California enacted laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. The California governor stated in 2023 that the new laws are likely to be subjected to technical amendments in 2024 or later.
In March 2024 the U.S. Securities and Exchange Commission ("SEC") adopted rules that would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk management processes, along with a related financial statement and audit requirement. Refer to "Accounting Changes" below for additional information. The SEC rules also have a lengthy phase-in period.
Europe also has adopted a GHG reporting regime. It is not applicable to FHN and is not further discussed here.
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
Legal Challenges
The California laws, especially the application of those laws to companies outside of California, have been challenged in court. Challengers assert that the laws, among other things, unconstitutionally burden interstate commerce, are pre-empted by federal law, and unconstitutionally compel or burden speech. Challenges could take many years to resolve. A key practical question will be whether the courts impose a legal stay (a moratorium) on these laws nationwide while challenges are pending.
The SEC rules likewise are being challenged in court. Challengers assert, among other things, that the SEC lacks explicit Congressional authorization to create a regulatory reporting regime pertaining to GHG emissions. The several challenges have been consolidated in the U.S. (federal) 8th Circuit. Possibly anticipating a court-ordered stay, the SEC has suspended the effectiveness of its rules while the court challenges are pending.
Assuming that the various legal challenges leave the SEC's rules entirely or largely intact, the California laws might be further challenged by public companies as having been pre-empted by the SEC rules.

97	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Critical Accounting Policies and Estimates
FHN has made no significant changes in its critical accounting policies and estimates from those disclosed in its 2023 Annual Report on Form 10-K.
Accounting Changes
In March 2024, the SEC adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Climate Disclosures Rules”) to require registrants to disclose certain climate-related information in registration statements and annual reports. Information required for inclusion within the footnotes to the financial statements for severe weather events and other natural conditions includes 1) income statement effects before insurance recoveries above 1% of pre-tax income/loss, 2) balance sheet effects above 1% of shareholders’ equity, and 3) certain carbon offsets and renewable energy credits. Qualitative discussion is also required for material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans.
Disclosures within registration statements that are outside the financial statements include 1) Scope 1 and Scope 2 GHG emissions, if material, 2) how the Board of Directors oversees the assessment and management of climate-related risks, 3) management’s role in assessing and managing climate-related risks if the risks are material, 4) climate-related risks that have had or are reasonably likely to have a material effect on its business strategy, results of operations, or financial condition, including whether the risks are expected to manifest in the short term (i.e., next 12 months) and, separately, in the long term (i.e., beyond the next 12 months), 5) if a registrant has adopted a plan to manage material climate transition risks the plan should be described and updated annually to specify its progress toward completing the transition plan, including any actions taken under the plan and how those actions

98	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

have affected the registrant’s business, results of operations, or financial condition, 6) if a registrant has adopted a plan to manage material climate transition risks the plan should be described and updated annually to specify its progress toward completing the transition plan, including any actions taken under the plan and how those actions have affected the registrant’s business, results of operations, or financial condition, 7) if a registrant uses an internal carbon price (e.g., a monetary cost assigned to carbon emissions for budgeting, forecasting, or performance management) and this use is material to how it evaluates material climate-related risks, 8) if a registrant uses a scenario analysis to assess its business in the context of climate-related risks and, on the basis of that analysis, determines that a climate-related risk is reasonably likely to have a material impact, the registrant must describe each scenario, including the parameters, assumptions, and projected financial impacts, 9) a registrant is required to disclose its processes for “identifying, assessing and managing” material climate-related risks, 10) registrants must disclose information about their publicly announced or internal climate-related targets or goals if they materially affect or are reasonably likely to materially affect the business, results of operations, or financial condition (e.g., expenditures or operational changes needed to meet the targets or goals) and 12) registrants must describe quantitatively and qualitatively the material expenditures incurred and material impacts on financial estimates and assumptions that, in management’s assessment, directly result from activities to mitigate or adapt to material climate-related risks.
In April 2024, the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. Therefore, the actual timing of the implementation of the Climate Disclosure Rules, if sustained through the judicial process, is uncertain. FHN is assessing the potential effects of the Climate Disclosure Rules on its registration statements and financial statements.
Refer to Note 1 – Basis of Presentation and Accounting Policies for a detail of accounting changes with extended transition periods, accounting changes adopted in the current year and accounting changes issued but not currently effective, which section is incorporated into MD&A by this reference.

99	1Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.23
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended
(Dollars in millions; shares in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$625	$617	$688
Plus: Noninterest income (GAAP)	194	183	171
Total revenues (GAAP)	819	800	859
Less: Noninterest expense (GAAP)	515	572	478
Pre-provision net revenue (Non-GAAP)	$304	$228	$381

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,251	$8,905	$8,707
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	520	520	1,014
(A) Total average common equity	$8,436	$8,090	$7,398
Less: Average goodwill and other intangible assets (GAAP)(b)	1,691	1,702	1,738
(B) Average tangible common equity (Non-GAAP)	$6,745	$6,388	$5,660

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$739	$695	$987

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$9,173	$9,291	$8,895
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	520	520	1,014
(E) Total common equity	$8,358	$8,476	$7,586
Less: Goodwill and other intangible assets (GAAP)(b)	1,685	1,696	1,733
(F) Tangible common equity (Non-GAAP)	6,673	6,780	5,853
Less: Unrealized gains (losses) on AFS securities, net of tax	(891)	(836)	(859)
(G) Adjusted tangible common equity (Non-GAAP)	$7,564	$7,616	$6,712

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$81,799	$81,661	$80,729
Less: Goodwill and other intangible assets (GAAP) (b)	1,685	1,696	1,733
(I) Tangible assets (Non-GAAP)	$80,114	$79,965	$78,996

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$71,145	$71,074	$69,510

Period-end Shares Outstanding
(K) Period-end shares outstanding	548,637	558,839	537,619

Ratios
(C)/(A) Return on average common equity (GAAP)	8.76%	8.60%	13.34%
(C)/(B) Return on average tangible common equity (Non-GAAP)	10.95	10.89	17.43
(D)/(H) Total period-end equity to period-end assets (GAAP)	11.21	11.38	11.02
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	8.33	8.48	7.41
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	10.63	10.72	9.66
(E)/(K) Book value per common share (GAAP)	$15.23	$15.17	$14.11
(F)/(K) Tangible book value per common share (Non-GAAP)	$12.16	$12.13	$10.89

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

100	1Q24 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 89 of this report and the subsections entitled “Market Risk Management” beginning on page 89 and “Interest Rate Risk Management” beginning on page 91 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 43-49 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2023, including in particular the section entitled “Risk Management” beginning on page 81 of that Report and the subsections entitled “Market Risk Management” beginning on page 82 and “Interest Rate Risk Management” beginning on page 84 of that Report; and Note 21 to the Consolidated Financial Statements appearing on pages 178-184 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

101	1Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 34 of this Report is incorporated into this Item by reference.

Item 1A.    Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K for the year ended December 31, 2023:
Not applicable.

Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) Unregistered Equity Securities Sold
Not applicable
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchases” section including tables I.2.16 and I.2.17 and explanatory discussions included in
Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 88 of this report, is incorporated herein by reference.

Items 3. and 4.
Not applicable

102	1Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.     Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the first quarter of 2024, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, as shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the first quarter of 2024 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
Table II.5c
TRADING ARRANGEMENTS CREATED, MODIFIED, OR TERMINATED MOST RECENT QUARTER

	Arrangement Type		Type of Action Taken During Quarter	Date Action Taken	Duration or Expiration Date	Total Shares to be
Name & Title	10b5-1	non-10b5-1				Bought	Sold
Not applicable

103	1Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Item 6.     Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation				8-K	3.1	7/30/2021
3.2	Articles of Amendment of the Restated Charter of FHN, related to the Series G Preferred Stock				8-K	3.1	3/03/2022
3.3	Bylaws of First Horizon Corporation, as amended and restated effective January 22, 2024				8-K	3.1	1/23/2024
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	2021 Incentive Plan (as amended February 25, 2024)		X		Proxy 2024	App. A	3/11/2024
10.2	Amendment No. 5 to the First Horizon Corporation Pension Restoration Plan	X	X
10.3	Amendment No. 3 to the First Horizon Corporation Savings Restoration Plan	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

104	1Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

In the Exhibit Table: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this Report or as a separate disclosure document; and the phrase “2023 named executive officers” refers to those executive officers whose 2023 compensation was described in our 2024 Proxy Statement.

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

105	1Q24 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: May 3, 2024	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

106	1Q24 FORM 10-Q REPORT