Form 10-Q
period 2024-06-30
FIRST HORIZON CORP
filed 2024-08-02
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2024
Common Stock, $0.625 par value	535,893,064

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent

GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTC	Historic tax credit
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers

1	2Q24 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, which the parties mutually terminated on May 4, 2023
TD Transaction	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	2Q24 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

Forward-Looking Statements
This report, including materials incorporated into it, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other expressions that indicate future events and trends identify forward-looking statements.
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic, and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change and could cause our actual future results and outcomes to differ materially from those contemplated by forward-looking statements or historical performance. Examples of uncertainties and contingencies include, among other important factors:
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
FHN assumes no obligation to update or revise any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, those factors listed in material incorporated by reference into this report, and other factors not listed. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risk factors discussed in Item 2 of Part I and Item 1A of Part II of this report, and in the forepart, and in Items 1, 1A, and 7, of FHN’s most recent Annual Report on Form 10-K, among others.

3	2Q24 FORM 10-Q REPORT

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

The non-GAAP measures presented in this report are: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, adjusted tangible common equity to risk-weighted assets, and tangible book value per common share. Table I.2.26 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

4	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

5	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Cash and due from banks	$969	$1,012
Interest-bearing deposits with banks	1,452	1,328
Federal funds sold and securities purchased under agreements to resell	487	719
Trading securities	1,249	1,412
Securities available for sale at fair value	7,924	8,391
Securities held to maturity (fair value of $1,108 and $1,161, respectively)	1,297	1,323
Loans held for sale (including $117 and $68 at fair value, respectively)	471	502
Loans and leases	62,781	61,292
Allowance for loan and lease losses	(821)	(773)
Net loans and leases	61,960	60,519
Premises and equipment	584	590
Goodwill	1,510	1,510
Other intangible assets	165	186
Other assets	4,162	4,169
Total assets	$82,230	$81,661

Liabilities
Noninterest-bearing deposits	$16,348	$17,204
Interest-bearing deposits	48,446	48,576
Total deposits	64,794	65,780
Trading liabilities	423	509
Short-term borrowings	4,515	2,549
Term borrowings	1,175	1,150
Other liabilities	2,368	2,382
Total liabilities	73,275	72,370

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 16,750 and 26,750 shares, respectively	426	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 536,875,750 and 558,838,694 shares, respectively	336	349
Capital surplus	5,007	5,351
Retained earnings	4,172	3,964
Accumulated other comprehensive loss, net	(1,281)	(1,188)
FHN shareholders' equity	8,660	8,996
Noncontrolling interest	295	295
Total equity	8,955	9,291
Total liabilities and equity	$82,230	$81,661

See accompanying notes to consolidated financial statements.

6	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2024	2023	2024	2023
Interest income
Interest and fees on loans and leases	$975	$877	$1,927	$1,683
Interest and fees on loans held for sale	9	14	17	24
Interest on investment securities	59	63	119	125
Interest on trading securities	21	18	42	38
Interest on other earning assets	29	43	60	64
Total interest income	1,093	1,015	2,165	1,934
Interest expense
Interest on deposits	399	265	797	436
Interest on trading liabilities	7	2	12	5
Interest on short-term borrowings	41	99	70	136
Interest on term borrowings	17	19	33	39
Total interest expense	464	385	912	616
Net interest income	629	630	1,253	1,318
Provision for credit losses	55	50	105	100
Net interest income after provision for credit losses	574	580	1,148	1,218
Noninterest income
Deposit transactions and cash management	44	45	88	87
Fixed income	40	30	92	69
Brokerage, management fees and commissions	25	22	49	44
Card and digital banking fees	20	21	38	40
Other service charges and fees	14	14	27	27
Trust services and investment management	12	12	24	24
Mortgage banking income	10	6	19	11
Gain on merger termination	—	225	—	225
Securities gains (losses), net	1	—	1	1
Other income	20	25	43	43
Total noninterest income	186	400	381	571
Noninterest expense
Personnel expense	279	285	580	556
Net occupancy expense	31	30	62	61
Computer software	29	28	59	55
Operations services	23	22	45	44
Legal and professional fees	18	12	33	20
Deposit insurance expense	16	13	40	26
Contract employment and outsourcing	14	12	28	24
Advertising and public relations	14	17	22	31
Amortization of intangible assets	11	12	22	24
Equipment expense	11	10	22	21
Communications and delivery	8	9	16	18
Contributions	1	53	2	57
Other expense	45	52	84	96
Total noninterest expense	500	555	1,015	1,033
Income before income taxes	260	425	514	756
Income tax expense	56	96	113	171
Net income	$204	$329	$401	$585
Net income attributable to noncontrolling interest	5	4	10	9
Net income attributable to controlling interest	$199	$325	$391	$576
Preferred stock dividends	15	8	23	16
Net income available to common shareholders	$184	$317	$368	$560

7	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)

Basic earnings per common share	$0.34	$0.59	$0.67	$1.04
Diluted earnings per common share	$0.34	$0.56	$0.67	$1.00
Weighted average common shares	543,981	539,120	549,479	538,035
Diluted average common shares	547,093	560,878	552,539	562,188

See accompanying notes to consolidated financial statements.

8	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2024	2023	2024	2023
Net income	$204	$329	$401	$585
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(10)	(105)	(65)	9
Net unrealized gains (losses) on cash flow hedges	(2)	(46)	(32)	(2)
Net unrealized gains (losses) on pension and other postretirement plans	2	—	4	2
Other comprehensive income (loss)	(10)	(151)	(93)	9
Comprehensive income (loss)	194	178	308	594
Comprehensive income attributable to noncontrolling interest	5	4	10	9
Comprehensive income (loss) attributable to controlling interest	$189	$174	$298	$585
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(3)	$(34)	$(22)	$2
Net unrealized gains (losses) on cash flow hedges	(1)	(15)	(10)	(1)
Net unrealized gains (losses) on pension and other postretirement plans	1	1	1	1

See accompanying notes to consolidated financial statements.

9	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2024
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2023	26,750	$520	558,839	$349	$5,351	$3,964	$(1,188)	$295	$9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	192	—	5	197
Other comprehensive income (loss)	—	—	—	—	—	—	(83)	—	(83)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(11,052)	(7)	(152)	—	—	—	(159)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	850	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1	17	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2024	26,750	520	548,637	343	5,214	4,072	(1,271)	295	9,173
Net income	—	—	—	—	—	199	—	5	204
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	—	(10)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Series D preferred stock redemption	(10,000)	(94)	—	—	—	(6)	—	—	(100)
Excise tax on preferred stock redemption	—	—	—	—	—	(1)	—	—	(1)
Common stock repurchased (b)	—	—	(14,896)	(9)	(219)	—	—	—	(228)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,135	1	1	—	—	—	2
Stock-based compensation expense	—	—	—	1	12	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, June 30, 2024	16,750	$426	536,876	$336	$5,007	$4,172	$(1,281)	$295	$8,955

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $154 million and $212 million repurchased during first and second quarter, respectively, under FHN's general purchase program.

10	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Six Months Ended June 30, 2023
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2022	31,686	$1,014	537,101	$336	$4,840	$3,430	$(1,368)	$295	$8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	251	—	4	255
Other comprehensive income	—	—	—	—	—	—	160	—	160
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased	—	—	(159)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	677	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2023	31,686	1,014	537,619	336	4,863	3,595	(1,208)	295	8,895
Net income	—	—	—	—	—	325	—	4	329
Other comprehensive income	—	—	—	—	—	—	(151)	—	(151)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock conversion	(4,936)	(494)	—	—	—	—	—	—	(494)
Common stock repurchased	—	—	(575)	—	(5)	—	—	—	(5)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,872	—	—	—	—	—	—
Series G preferred stock conversion	—	—	19,743	12	481	—	—	—	493
Stock-based compensation expense	—	—	—	1	(14)	—	—	—	(13)
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2023	26,750	$520	558,659	$349	$5,325	$3,830	$(1,359)	$295	$8,960

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

11	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2024	2023
Operating Activities
Net income	$401	$585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	105	100
Deferred income tax expense (benefit)	(26)	1
Depreciation and amortization of premises and equipment	27	28
Amortization of intangible assets	22	24
Net other amortization and accretion	2	9
Net (increase) decrease in trading securities	712	860
Net (increase) decrease in derivatives	4	(298)
Stock-based compensation expense	31	8
Securities (gains) losses, net	(1)	(1)
Loans held for sale:
Purchases and originations	(1,372)	(1,286)
Gross proceeds from settlements and sales	867	527
(Gain) loss due to fair value adjustments and other	(15)	16
Other operating activities, net	(69)	(337)
Total adjustments	287	(349)
Net cash provided by (used in) operating activities	688	236
Investing Activities
Proceeds from maturities of securities available for sale	391	451
Purchases of securities available for sale	(24)	(221)
Proceeds from prepayments of securities held to maturity	28	24
Purchases of premises and equipment	(21)	(14)
Net (increase) decrease in loans and leases	(1,539)	(3,215)
Net (increase) decrease in interest-bearing deposits with banks	(124)	(3,139)
Other investing activities, net	5	8
Net cash provided by (used in) investing activities	(1,284)	(6,106)
Financing Activities
Common stock:
Stock options exercised	1	5
Cash dividends paid	(171)	(167)
Repurchase of shares	(387)	(10)
Preferred stock:
Series D preferred stock redemption	(100)	—
Cash dividends paid - preferred stock - noncontrolling interest	(10)	(8)
Cash dividends paid - preferred stock	(16)	(16)
Net increase (decrease) in deposits	(986)	1,944
Net increase (decrease) in short-term borrowings	1,966	4,440
Proceeds from issuance of term borrowings	18	—
Repayment of term borrowing	—	(450)
Increases (decreases) in term borrowings	6	8
Net cash provided by (used in) financing activities	321	5,746
Net increase (decrease) in cash and cash equivalents	(275)	(124)
Cash and cash equivalents at beginning of period	1,731	1,543
Cash and cash equivalents at end of period	$1,456	$1,419

Supplemental Disclosures
Total interest paid	$964	$530
Total taxes paid	88	37
Total taxes refunded	4	2
Transfer from loans to OREO	2	3
Transfer from loans HFS to trading securities	552	544
Preferred stock conversion to common stock	—	493

See accompanying notes to consolidated financial statements.

12	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

13	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
contracts affected by the change in discounting convention regardless of whether they are centrally cleared (i.e., bilateral contracts can also be modified) and regardless of whether they reference LIBOR. ASU 2021-01 was effective immediately upon issuance with retroactive application permitted. FHN elected to retroactively apply the provisions of ASU 2021-01 because FHN's centrally cleared derivatives were affected by the change in discounting convention and because FHN has other bilateral derivative contracts that may be modified to conform to the use of SOFR for discounting. Adoption did not have a significant effect on FHN's reported financial condition or results of operations.
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

14	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

15	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of June 30, 2024 and December 31, 2023:

INVESTMENT SECURITIES AT JUNE 30, 2024
	June 30, 2024
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,852	$1	$(622)	$4,231
Government agency issued CMO	2,374	—	(354)	2,020
Other U.S. government agencies	1,282	—	(164)	1,118
States and municipalities	608	1	(54)	555
Total securities available for sale (a)	$9,116	$2	$(1,194)	$7,924

Securities held to maturity:
Government agency issued MBS	$828	$—	$(113)	$715
Government agency issued CMO	469	—	(76)	393
Total securities held to maturity (a)	$1,297	$—	$(189)	$1,108

(a)Includes $6.9 billion of securities available for sale and $1.3 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT DECEMBER 31, 2023
	December 31, 2023
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$5,061	$2	$(579)	$4,484
Government agency issued CMO	2,487	—	(341)	2,146
Other U.S. government agencies	1,321	2	(151)	1,172
States and municipalities	627	3	(41)	589
Total securities available for sale (a)	$9,496	$7	$(1,112)	$8,391

Securities held to maturity:
Government agency issued MBS	$852	$—	$(96)	$756
Government agency issued CMO	471	—	(66)	405
Total securities held to maturity (a)	$1,323	$—	$(162)	$1,161

(a)Includes $7.6 billion of securities available for sale and $1.3 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

16	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of June 30, 2024 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$44	$44
After 1 year through 5 years	—	—	137	127
After 5 years through 10 years	—	—	369	332
After 10 years	—	—	1,340	1,170
Subtotal	—	—	1,890	1,673
Government agency issued MBS and CMO (a)	1,297	1,108	7,226	6,251
Total	$1,297	$1,108	$9,116	$7,924

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and six months ended June 30, 2024 and 2023.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2024 and December 31, 2023:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of June 30, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$83	$(1)	$4,102	$(621)	$4,185	$(622)
Government agency issued CMO	28	—	1,992	(354)	2,020	(354)
Other U.S. government agencies	104	(1)	971	(164)	1,075	(165)
States and municipalities	33	(1)	452	(52)	485	(53)
Total	$248	$(3)	$7,517	$(1,191)	$7,765	$(1,194)

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$140	$(2)	$4,231	$(577)	$4,371	$(579)
Government agency issued CMO	32	—	2,098	(341)	2,130	(341)
Other U.S. government agencies	114	(2)	905	(149)	1,019	(151)
States and municipalities	14	—	465	(41)	479	(41)
Total	$300	$(4)	$7,699	$(1,108)	$7,999	$(1,112)

17	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $31 million and $32 million as of June 30, 2024 and December 31, 2023, respectively. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and six month periods ended June 30, 2024 and 2023.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both June 30, 2024 and December 31, 2023. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of June 30, 2024 and December 31, 2023. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $92 million and $89 million at June 30, 2024 and December 31, 2023, respectively. The year-to-date 2024 and 2023 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $2 million and $7 million were recognized in the three and six months ended June 30, 2024, respectively, for equity investments with readily determinable fair values. Unrealized gains of $4 million and $6 million were recognized in the three and six months ended June 30, 2023, respectively, for equity investments with readily determinable fair values.

18	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of June 30, 2024 and December 31, 2023, excluding accrued interest of $294 million and $287 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	June 30, 2024	December 31, 2023
Commercial:
Commercial and industrial (a) (b)	$30,518	$30,609
Loans to mortgage companies	2,934	2,024
Total commercial, financial, and industrial	33,452	32,633
Commercial real estate	14,669	14,216
Consumer:
HELOC	2,122	2,219
Real estate installment loans	11,787	11,431
Total consumer real estate	13,909	13,650
Credit card and other (c)	751	793
Loans and leases	$62,781	$61,292
Allowance for loan and lease losses	(821)	(773)
Net loans and leases	$61,960	$60,519

(a)Includes equipment financing leases of $1.3 billion and $1.2 billion for June 30, 2024 and December 31, 2023, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $19 million and $29 million as of June 30, 2024 and December 31, 2023, respectively.
(c)Includes $190 million and $180 million of commercial credit card balances as of June 30, 2024 and December 31, 2023, respectively.

Restrictions
Loans and leases with carrying values of $46.5 billion and $46.1 billion were pledged as collateral for borrowings at June 30, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of June 30, 2024, FHN had loans to mortgage companies of $2.9 billion and loans to finance and insurance companies of $3.8 billion. As a result, 20% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

19	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high, and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of June 30, 2024 and December 31, 2023:

C&I PORTFOLIO
	June 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$1,623	$3,772	$5,184	$3,139	$1,446	$4,569	$2,934	$8,963	$278	$31,908
Special Mention (PD grade 13)	45	133	71	65	18	149	—	361	28	870
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	48	108	110	25	173	—	188	21	674
Total C&I loans	$1,669	$3,953	$5,363	$3,314	$1,489	$4,891	$2,934	$9,512	$327	$33,452

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$4,008	$5,637	$3,506	$1,636	$1,665	$3,448	$2,019	$9,087	$327	$31,333
Special Mention (PD grade 13)	75	60	64	56	101	57	—	186	—	599
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	135	94	51	39	100	5	187	49	701
Total C&I loans	$4,124	$5,832	$3,664	$1,743	$1,805	$3,605	$2,024	$9,460	$376	$32,633

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.
(b)    Balances include PPP loans.

CRE PORTFOLIO
	June 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$288	$1,046	$3,580	$3,470	$1,071	$3,635	$356	$—	$13,446
Special Mention (PD grade 13)	—	1	209	94	31	134	—	—	469
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	3	67	114	112	452	6	—	754
Total CRE loans	$288	$1,050	$3,856	$3,678	$1,214	$4,221	$362	$—	$14,669

20	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$853	$3,473	$3,518	$1,162	$1,216	$2,853	$393	$18	$13,486
Special Mention (PD grade 13)	5	1	129	86	175	82	—	—	478
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	5	11	175	59	—	—	252
Total CRE loans	$858	$3,476	$3,652	$1,259	$1,566	$2,994	$393	$18	$14,216

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of June 30, 2024 and December 31, 2023. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

21	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

CONSUMER REAL ESTATE PORTFOLIO
	June 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$557	$1,550	$2,063	$1,657	$706	$1,670	$1,448	$45	$9,696
FICO score 720-739	80	203	282	223	105	296	192	14	1,395
FICO score 700-719	57	151	223	185	75	264	155	16	1,126
FICO score 660-699	70	166	188	108	79	318	162	17	1,108
FICO score 620-659	5	11	17	23	21	132	34	5	248
FICO score less than 620	6	19	19	19	18	221	24	10	336
Total	$775	$2,100	$2,792	$2,215	$1,004	$2,901	$2,015	$107	$13,909

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,572	$2,099	$1,720	$730	$465	$1,332	$1,522	$50	$9,490
FICO score 720-739	205	286	227	107	88	230	192	15	1,350
FICO score 700-719	154	232	193	81	52	224	159	17	1,112
FICO score 660-699	170	198	113	83	53	290	168	18	1,093
FICO score 620-659	11	20	23	22	36	106	36	7	261
FICO score less than 620	18	19	15	20	12	225	24	11	344
Total	$2,130	$2,854	$2,291	$1,043	$706	$2,407	$2,101	$118	$13,650

The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of June 30, 2024 and December 31, 2023.

CREDIT CARD & OTHER PORTFOLIO
	June 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$13	$34	$18	$7	$3	$25	$191	$7	$298
FICO score 720-739	8	5	2	1	1	5	21	1	44
FICO score 700-719	1	4	3	1	1	4	22	1	37
FICO score 660-699	1	3	2	1	—	7	21	—	35
FICO score 620-659	1	1	—	—	—	2	6	—	10
FICO score less than 620	4	13	8	6	7	109	179	1	327
Total	$28	$60	$33	$16	$12	$152	$440	$10	$751

22	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$52	$26	$10	$5	$3	$27	$207	$5	$335
FICO score 720-739	5	3	1	1	1	5	24	1	41
FICO score 700-719	5	4	1	1	1	4	25	1	42
FICO score 660-699	4	3	1	1	1	8	23	—	41
FICO score 620-659	2	1	1	—	—	3	7	—	14
FICO score less than 620	12	9	6	8	13	103	168	1	320
Total	$80	$46	$20	$16	$19	$150	$454	$8	$793

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

The following table reflects accruing and non-accruing loans and leases by class on June 30, 2024 and December 31, 2023:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	June 30, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,318	$32	$1	$30,351	$87	$3	$77	$167	$30,518
Loans to mortgage companies	2,934	—	—	2,934	—	—	—	—	2,934
Total commercial, financial, and industrial	33,252	32	1	33,285	87	3	77	167	33,452
Commercial real estate:
CRE (b)	14,404	4	—	14,408	137	29	95	261	14,669
Consumer real estate:
HELOC (c)	2,068	9	3	2,080	29	4	9	42	2,122
Real estate installment loans (d)	11,645	40	—	11,685	38	13	51	102	11,787
Total consumer real estate	13,713	49	3	13,765	67	17	60	144	13,909
Credit card and other:
Credit card	276	4	2	282	—	—	—	—	282
Other	465	2	—	467	1	—	1	2	469
Total credit card and other	741	6	2	749	1	—	1	2	751
Total loans and leases	$62,110	$91	$6	$62,207	$292	$49	$233	$574	$62,781

23	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,398	$31	$1	$30,430	$108	$18	$53	$179	$30,609
Loans to mortgage companies	2,018	1	—	2,019	5	—	—	5	2,024
Total commercial, financial, and industrial	32,416	32	1	32,449	113	18	53	184	32,633
Commercial real estate:
CRE (b)	14,072	8	—	14,080	41	—	95	136	14,216
Consumer real estate:
HELOC (c)	2,158	11	4	2,173	30	6	10	46	2,219
Real estate installment loans (d)	11,295	29	13	11,337	43	6	45	94	11,431
Total consumer real estate	13,453	40	17	13,510	73	12	55	140	13,650
Credit card and other:
Credit card	271	3	3	277	—	—	—	—	277
Other	512	2	—	514	1	—	1	2	516
Total credit card and other	783	5	3	791	1	—	1	2	793
Total loans and leases	$60,724	$85	$21	$60,830	$228	$30	$204	$462	$61,292

(a)    $158 million and $178 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
(b)    $255 million and $129 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
(c)    $4 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2024 and 2023.
(d)    $10 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2024 and 2023.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of June 30, 2024 and December 31, 2023, FHN had commercial loans with amortized cost of approximately $310 million and $250 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $121 million and $189 million, respectively, at June 30, 2024. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three and six months ended June 30, 2024, FHN recognized charge-offs of $19 million and $40 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $7 million and $27 million, respectively, as of June 30, 2024 and $6 million and $27 million, respectively, as of December 31, 2023. Charge-offs relating to collateral-dependent consumer loans were $1 million for the six months ended June 30, 2024 and June 30, 2023.
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

24	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of June 30, 2024:

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Interest Rate Reduction
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Reduced weighted-average contractual interest rate from 9.87% to 6.52%	$1	—%	Reduced weighted-average contractual interest rate from 8.70% to 3.60%
Credit card and other (a)	—	—	Reduced weighted-average contractual interest rate from 5.77% to 4.41%	—	—	Reduced weighted-average contractual interest rate from 14.70% to 0.00%
Total	$—	—%		$1	—%
(a) Balance less than $1 million.

	Term Extension
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$95	0.3%	Added an estimated weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers	$73	0.2%	Added an estimated weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	28	0.2	Added an estimated weighted-average 2.4 years to the life of loans, which reduced monthly payment amounts for the borrowers	46	0.3	Added an estimated weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer real estate (a)	—	—	Added a weighted-average 22 years to the life of loans, which reduced monthly payment amounts for the borrowers	1	—	Added a weighted-average 13 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$123	0.2%		$120	0.2%
(a) Balance less than $1 million.

25	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	Principal Forgiveness
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Less than $1 million of the principal of consumer real estate loan was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end	$1	—%
$1 million of the principal of consumer loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end. Less than $1 million of this principal continues to experience payments in accordance with the original loan terms

Total	$—	—%		$1	—%
(a) Balance less than $1 million.

	Payment Deferrals
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate	$—	—%	N/A	$3	—%	Payment deferral for 11 months, with a balloon payment at the end of the term
Total	$—	—%		$3	—%

	Combination - Term Extension and Interest Rate Reduction
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate	$3	—%	Added an estimated weighted-average 10.8 years to the life of loans and reduced weighted-average contractual interest rate from 8.39% to 3.67%	$3	—%	Added a weighted-average 13.1 years to the life of loans and reduced weighted-average contractual interest rate from 5.40% to 3.90%
Total	$3	—%		$3	—%

	Combination - Principal Forgiveness, Term Extension, and Payment Deferrals
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A	$16	—%	Reduced the balance of the loans by $2 million and added a weighted-average 6.2 years to the life of loans
Total	$—	—%		$16	—%

26	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	Combination - Term Extension, Interest Rate Reduction, and Interest Forgiveness
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A	$2	—%	Added a weighted-average 3.7 years to the life of loans, reduced weighted-average contractual interest rate from 11.30% to 7.50% and provided less than $1 million in interest forgiveness
Total	$—	—%		$2	—%

	Combination - Term Extension, Interest Rate Reduction, and Interest Deferrals
	June 30, 2024			June 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
CRE	$—	—%	N/A	$17	—%	Added a weighted-average 1.0 year to the life of loans, reduced weighted-average contractual interest rate from 8.70% to 8.00% and provided less than $1 million in deferred interest
Total	$—	—%		$17	—%

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $8 million and $25 million for the six months ended June 30, 2024 and June 30, 2023, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the performance of loans that have been modified in the last 12 months:

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	June 30, 2024

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$110	$—	$—	$13
CRE	29	—	—	—
Consumer Real Estate	3	—	—	3
Credit Card and Other	—	—	—	—
Total	$142	$—	$—	$16

27	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and six months ended June 30, 2024 and 2023 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The increase in the ACL balance as of June 30, 2024, as compared to December 31, 2023, largely reflects downgrades, net commercial loan balance increases, and an evolving macroeconomic outlook. In developing credit loss estimates for its loan and lease portfolios, FHN utilized two Moody’s forecast scenarios for its macroeconomic inputs. As of June 30, 2024, among other things, FHN's scenario selection process factored in the outlook for production, inflation, interest rates, employment, real estate prices and international conflict. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. A smaller weight was placed on the FHN-selected downside scenario which was the Moody's S3 alternative scenario. FHN's scenario selection process was consistent with the prior quarter.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and six months ended June 30, 2024 and 2023:

28	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended June 30, 2024
Allowance for loan and lease losses:
Balance as of April 1, 2024	$348	$181	$231	$27	$787
Charge-offs	(24)	(19)	(1)	(5)	(49)
Recoveries	12	—	2	1	15
Provision for loan and lease losses	8	59	(1)	2	68
Balance as of June 30, 2024	$344	$221	$231	$25	$821

Reserve for remaining unfunded commitments:
Balance as of April 1, 2024	$49	$18	$12	$—	$79
Provision for remaining unfunded commitments	(5)	(8)	—	—	(13)
Balance as of June 30, 2024	44	10	12	—	66
Allowance for credit losses as of June 30, 2024	$388	$231	$243	$25	$887

	Three Months Ended June 30, 2023
Allowance for loan and lease losses:
Balance as of April 1, 2023	$325	$150	$209	$31	$715
Charge-offs	(19)	(8)	(1)	(5)	(33)
Recoveries	5	1	3	1	10
Provision for loan and lease losses	15	16	10	4	45
Balance as of June 30, 2023	$326	$159	$221	$31	$737

Reserve for remaining unfunded commitments:
Balance as of April 1, 2023	$53	$21	$11	$—	$85
Provision for remaining unfunded commitments	2	3	—	—	5
Balance as of June 30, 2023	55	24	11	—	90
Allowance for credit losses as of June 30, 2023	$381	$183	$232	$31	$827

29	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Six Months Ended June 30, 2024
Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(52)	(32)	(1)	(10)	(95)
Recoveries	14	—	4	3	21
Provision for loan and lease losses	43	81	(5)	3	122
Balance as of June 30, 2024	$344	$221	$231	$25	$821

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	$49	$22	$12	$—	$83
Provision for remaining unfunded commitments	(5)	(12)	—	—	(17)
Balance as of June 30, 2024	44	10	12	—	66
Allowance for credit losses as of June 30, 2024	$388	$231	$243	$25	$887

	Six Months Ended June 30, 2023
Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02	1	—	(7)	—	(6)
Charge-offs	(33)	(10)	(1)	(10)	(54)
Recoveries	7	1	5	2	15
Provision for loan and lease losses	43	22	24	8	97
Balance as of June 30, 2023	$326	$159	$221	$31	$737

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	$55	$22	$10	$—	$87
Provision for remaining unfunded commitments	—	2	1	—	3
Balance as of June 30, 2023	55	24	11	—	90
Allowance for credit losses as of June 30, 2023	$381	$183	$232	$31	$827

(a) C&I loans as of June 30, 2024 and 2023 include $19 million and $44 million in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
The following table presents gross charge-offs by year of origination for the six months ended June 30, 2024 and 2023:

GROSS CHARGE-OFFS
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$—	$9	$11	$20	$1	$9	$2	$52
CRE	—	—	—	—	9	23	—	32
Consumer Real Estate	—	—	—	—	—	1	—	1
Credit Card and Other	4	—	1	—	—	1	4	10
Total	$4	$9	$12	$20	$10	$34	$6	$95

	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I	$1	$5	$6	$4	$6	$10	$1	$33
CRE	—	—	—	—	2	8	—	10
Consumer Real Estate	—	—	—	—	—	1	—	1
Credit Card and Other	6	—	—	—	—	1	3	10
Total	$7	$5	$6	$4	$8	$20	$4	$54

30	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
At June 30, 2024, FHN had approximately $32 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2024 and 2023, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity related to residential mortgage loans held for sale as of and for the six months ended June 30, 2024 and the year ended December 31, 2023.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	June 30, 2024	December 31, 2023
Balance at beginning of period	$62	$44
Originations and purchases	485	692
Sales, net of gains	(436)	(674)
Balance at end of period	$111	$62

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. Mortgage servicing rights had the following carrying values as of the dates indicated in the table below.

MORTGAGE SERVICING RIGHTS
	June 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$28	$(8)	$20	$25	$(7)	$18

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of June 30, 2024 and December 31, 2023. Total mortgage servicing fees included in mortgage banking income were $2 million for the six months ended June 30, 2024 and 2023.

31	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2022 (a)	$825	$686	$1,511
Additions	—	—	—
Divestitures (b)	—	(1)	(1)
December 31, 2023	$825	$685	$1,510
Additions	—	—	—
Divestitures	—	—	—
June 30, 2024	$825	$685	$1,510

(a)FHN reorganized its internal management structure and reallocated goodwill in its reportable segments effective January 1, 2024. Prior periods have been revised to reflect this reallocation.
(b)Reduction in goodwill is related to the divestiture of FHN Financial Main Street Advisors assets in December 2023.

FHN performed the required annual goodwill impairment test as of October 1, 2023. The annual qualitative impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual periods, management will evaluate whether an impairment analysis is warranted. FHN will conduct its next annual impairment analysis as of October 1, 2024.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	June 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$368	$(227)	$141	$368	$(208)	$160
Client relationships	32	(17)	15	32	(16)	16
Other (a)	27	(18)	9	27	(17)	10
Total	$427	$(262)	$165	$427	$(241)	$186

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

32	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								June 30, 2024	December 31, 2023
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	—	—	—	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						16,750	$438	$426	$520

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
(d) On May 1, 2024, FHN redeemed all outstanding shares of its Series D Preferred Stock. The fixed dividend rate was set to convert to three-month CME Term SOFR plus 4.12061% (0.26161% plus 3.859%) on May 1, 2024.

FHN redeemed all outstanding shares of Series D Preferred Stock effective May 1, 2024. The difference between the $100 million outstanding liquidation preference amount and the $94 million carrying value of the Series D Preferred Stock along with the related share repurchase tax resulted in $7 million in deemed dividends that were included in net income available to common shareholders and EPS for the three and six months ended June 30, 2024. The Series D redemption date was also a dividend payment date, and the regular Series D semi-annual dividend declared in first quarter 2024 was paid separately in the customary manner on May 1, 2024 to shareholders of record at the close of business on April 16, 2024.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On June 30, 2024 and December 31, 2023, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At June 30, 2024 and December 31, 2023, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

33	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2024 and 2023:

ACCUMULATED OTHER COMPREHENSIVE INCOME

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2024	$(891)	$(110)	$(270)	$(1,271)
Net unrealized gains (losses)	(10)	(15)	—	(25)
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	(10)	(2)	2	(10)
Balance as of June 30, 2024	$(901)	$(112)	$(268)	$(1,281)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2024	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	(65)	(58)	—	(123)
Amounts reclassified from AOCI	—	26	4	30
Other comprehensive income (loss)	(65)	(32)	4	(93)
Balance as of June 30, 2024	$(901)	$(112)	$(268)	$(1,281)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2023	$(859)	$(83)	$(266)	$(1,208)
Net unrealized gains (losses)	(105)	(59)	(2)	(166)
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	(105)	(46)	—	(151)
Balance as of June 30, 2023	$(964)	$(129)	$(266)	$(1,359)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2023	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	9	(26)	(2)	(19)
Amounts reclassified from AOCI	—	24	4	28
Other comprehensive income (loss)	9	(2)	2	9
Balance as of June 30, 2023	$(964)	$(129)	$(266)	$(1,359)

34	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI	2024	2023	2024	2023	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$17	$17	$34	$32	Interest and fees on loans and leases
Tax expense (benefit)	(4)	(4)	(8)	(8)	Income tax expense
	13	13	26	24
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$3	$2	$6	$5	Other expense
Tax expense (benefit)	(1)	—	(2)	(1)	Income tax expense
	2	2	4	4
Total reclassification from AOCI	$15	$15	$30	$28

35	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2024	2023	2024	2023
Net income	$204	$329	$401	$585
Net income attributable to noncontrolling interest	5	4	10	9
Net income attributable to controlling interest	199	325	391	576
Preferred stock dividends	15	8	23	16
Net income available to common shareholders	$184	$317	$368	$560

Weighted average common shares outstanding—basic	543,981	539,120	549,479	538,035
Effect of dilutive restricted stock, performance equity awards and options	3,112	3,100	3,060	4,956
Effect of dilutive convertible preferred stock (a)	—	18,658	—	19,197
Weighted average common shares outstanding—diluted	547,093	560,878	552,539	562,188

Basic earnings per common share	$0.34	$0.59	$0.67	$1.04
Diluted earnings per common share	$0.34	$0.56	$0.67	$1.00

(a) On February 28, 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which was converted into common stock on June 26, 2023, following the termination of the TD Merger Agreement. Conversion occurred at the rate of 4,000 common shares per Series G preferred share resulting in 19,742,776 additional common shares outstanding. 2023 includes the impact of the Series G preferred shares based on the final conversion rate.

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met:

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2024	2023	2024	2023
Stock options excluded from the calculation of diluted EPS	1,388	1,942	1,458	—
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$16.48	$16.46	$16.59	$24.36
Other equity awards excluded from the calculation of diluted EPS	6,828	8,676	6,819	3,063

36	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2024, the aggregate amount of liabilities established for all such loss contingency matters was $1 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2024, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

37	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $16 million as of both June 30, 2024 and December 31, 2023. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

38	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
The components of net periodic benefit cost for the three and six months ended June 30 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Components of net periodic benefit cost
Interest cost	$9	$8	$17	$16
Expected return on plan assets	(8)	(8)	(16)	(16)
Amortization of unrecognized:
Actuarial (gain) loss	3	3	6	6
Net periodic benefit cost	$4	$3	$7	$6

39	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

40	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three and six months ended June 30, 2024 and 2023:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended June 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$522	$158	$(51)	$629
Provision for credit losses	57	1	(3)	55
Noninterest income	109	64	13	186
Noninterest expense (a)	333	103	64	500
Income (loss) before income taxes	241	118	(99)	260
Income tax expense (benefit)	56	29	(29)	56
Net income (loss)	$185	$89	$(70)	$204
Average assets	$43,519	$24,592	$13,610	$81,721

	Three Months Ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$585	$156	$(111)	$630
Provision for credit losses	36	18	(4)	50
Noninterest income (b)	106	50	244	400
Noninterest expense (a)	313	95	147	555
Income (loss) before income taxes	342	93	(10)	425
Income tax expense (benefit)	80	23	(7)	96
Net income (loss)	$262	$70	$(3)	$329
Average assets	$42,302	$23,329	$16,673	$82,304

(a)2024 includes $3 million of restructuring costs and an FDIC special assessment of $2 million in the Corporate segment. 2023 includes a $50 million contribution to the First Horizon Foundation, $30 million in merger and integration expenses related to the TD Transaction, and $15 million in Visa derivative valuation expenses in the Corporate segment.
(b)2023 includes a $225 million gain on merger termination in the Corporate segment.

41	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,054	$310	$(111)	$1,253
Provision for credit losses	86	23	(4)	105
Noninterest income	214	137	30	381
Noninterest expense (a)	657	207	151	1,015
Income (loss) before income taxes	525	217	(228)	514
Income tax expense (benefit)	122	53	(62)	113
Net income (loss)	$403	$164	$(166)	$401
Average assets	$43,283	$24,194	$14,005	$81,482

	Six Months Ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,146	$307	$(135)	$1,318
Provision for credit losses	72	33	(5)	100
Noninterest income (b)	210	106	255	571
Noninterest expense (a)	626	195	212	1,033
Income (loss) before income taxes	658	185	(87)	756
Income tax expense (benefit)	154	45	(28)	171
Net income (loss)	$504	$140	$(59)	$585
Average assets	$41,800	$22,978	$15,804	$80,582

(a)2024 includes $9 million in restructuring costs and an FDIC special assessment of $12 million in the Corporate segment. 2023 includes a $50 million contribution to the First Horizon Foundation, $51 million in merger and integration expenses related to the TD Transaction, and $15 million in Visa derivative valuation expenses in the Corporate segment.
(b)2023 includes a $225 million gain on merger termination in the Corporate Segment.

42	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and six months ended June 30, 2024 and 2023:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended June 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$39	$3	$2	$44
Fixed income (a)	—	40	—	40
Brokerage, management fees and commissions	25	—	—	25
Card and digital banking fees	17	1	2	20
Other service charges and fees	6	8	—	14
Trust services and investment management	12	—	—	12
Mortgage banking income	—	10	—	10
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	10	2	8	20
Total noninterest income	$109	$64	$13	$186

	Three Months Ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$40	$3	$2	$45
Fixed income (a)	—	31	(1)	30
Brokerage, management fees and commissions	22	—	—	22
Card and digital banking fees	18	1	2	21
Other service charges and fees	6	8	—	14
Trust services and investment management	12	—	—	12
Mortgage banking income	—	6	—	6
Gain on merger termination	—	—	225	225
Other income (c)	8	1	16	25
Total noninterest income	$106	$50	$244	$400

(a)2024 and 2023 each includes $9 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

43	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$78	$6	$4	$88
Fixed income (a)	—	92	—	92
Brokerage, management fees and commissions	49	—	—	49
Card and digital banking fees	34	1	3	38
Other service charges and fees	12	15	—	27
Trust services and investment management	24	—	—	24
Mortgage banking income	—	19	—	19
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	17	4	22	43
Total noninterest income	$214	$137	$30	$381

	Six Months Ended June 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Deposit transactions and cash management	$77	$6	$4	$87
Fixed income (a)	—	70	(1)	69
Brokerage, management fees and commissions	44	—	—	44
Card and digital banking fees	35	1	4	40
Other service charges and fees	13	14	—	27
Trust services and investment management	24	—	—	24
Mortgage banking income	—	11	—	11
Gain on merger termination	—	—	225	225
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	17	4	22	43
Total noninterest income	$210	$106	$255	$571

(a)2024 and 2023 includes $20 million and $19 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue From Contracts With Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

44	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of June 30, 2024 and December 31, 2023:

CONSOLIDATED VIEs
(Dollars in millions)	June 30, 2024	December 31, 2023
Assets:
Other assets	$187	$177

Liabilities:
Other liabilities	$163	$150

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
FHN accounts for qualifying LIHTC investments under the proportional amortization method (PAM). Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN has determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and has made the election to apply the PAM for these programs. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. Prior to 2024, LIHTC investments that did not qualify for the PAM were accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and six months ended June 30, 2024 and 2023.

45	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 for investments accounted for under the PAM. The impact of these investments is Included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Income tax expense (benefit):
Amortization of qualifying investments	$15	$13	$30	$26
Tax credits	(17)	(14)	(33)	(28)
Other tax benefits related to qualifying investments	(3)	(3)	(5)	(5)

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

46	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of June 30, 2024 and December 31, 2023:

NONCONSOLIDATED VIEs AT JUNE 30, 2024
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$572	$194	(a)
Other tax credit investments (b)	97	82	Other assets
Small issuer trust preferred holdings (c)	171	—	Loans and leases
On-balance sheet trust preferred securitization	26	88	(d)
Holdings of agency mortgage-backed securities (c)	7,823	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	193	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $378 million of current investments and $194 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)Includes $275 million classified as trading securities, $1.3 billion classified as held to maturity, and $6.3 billion classified as securities available for sale.
(f)Maximum loss exposure represents $193 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(g)No exposure to loss due to nature of FHN's involvement.

47	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2024 and December 31, 2023, respectively, FHN had $648 million and $406 million of cash receivables and $22 million and $33 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

48	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $31 million and $22 million for the three months ended June 30, 2024 and 2023, and $75 million and $49 million for the six months ended June 30, 2024 and 2023, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of June 30, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH TRADING
	June 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,155	$7	$230
Offsetting upstream interest rate contracts	4,328	165	8
Forwards and futures purchased	1,891	3	3
Forwards and futures sold	1,949	3	2

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,067	$22	$197
Offsetting upstream interest rate contracts	4,273	135	23
Forwards and futures purchased	777	9	—
Forwards and futures sold	912	—	9

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of June 30, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	June 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,427	$7	$456
Offsetting upstream interest rate contracts	8,427	453	8

49	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,375	$21	$392
Offsetting upstream interest rate contracts	8,375	389	22

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$9	$(130)	$(77)	$31
Offsetting upstream interest rate contracts (a)	(9)	130	77	(31)

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	June 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$82
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

50	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,200	$—	$32
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,200	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(2)	$(66)	$(41)	$(13)
Gain (loss) recognized in other comprehensive income (loss)	(15)	(59)	(58)	(26)
Gain (loss) reclassified from AOCI into interest income	13	13	26	24

(a)Approximately $23 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	June 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$82	$1	$—
Forward contracts written	154	1	—

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$55	$1	$—
Forward contracts written	93	—	1

51	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and six months ended June 30, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$1	$—	$—	$2
Forward contracts written	—	(2)	1	6

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2024 and December 31, 2023, the derivative liabilities associated with the sales of Visa Class B shares were $18 million and $23 million, respectively. FHN recognized $15 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the year ended December 31, 2023. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross currency swaps and cross currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2024 and December 31, 2023, these loans were valued at $9 million and $17 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of June 30, 2024 and December 31, 2023, the notional values of FHN’s risk participations were $368 million and $351 million of derivative assets and $894 million and $874 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at June 30, 2024 and December 31, 2023, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, FHN had recognized an insignificant amount of assets and liabilities associated with these contracts.
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

52	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $3 million of assets and $227 million of liabilities on June 30, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of June 30, 2024 and December 31, 2023, FHN had received collateral of $80 million and $95 million and posted collateral of $105 million and $83 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $4 million of assets and $227 million of liabilities on June 30, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of June 30, 2024 and December 31, 2023, FHN had received collateral of $81 million and $95 million and posted collateral of $105 million and $83 million, respectively, in the normal course of business related to these contracts.
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

53	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2024
Interest rate derivative contracts	$633	$—	$633	$(79)	$(533)	$21
Forward contracts	6	—	6	(3)	—	3
	$639	$—	$639	$(82)	$(533)	$24

December 31, 2023
Interest rate derivative contracts	$567	$—	$567	$(75)	$(486)	$6
Forward contracts	9	—	9	(4)	(3)	2
	$576	$—	$576	$(79)	$(489)	$8

(a)Included in other assets on the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, $1 million and $1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2024
Interest rate derivative contracts	$784	$—	$784	$(79)	$(193)	$512
Forward contracts	5	—	5	(3)	—	2
	$789	$—	$789	$(82)	$(193)	$514

December 31, 2023
Interest rate derivative contracts	$666	$—	$666	$(75)	$(164)	$427
Forward contracts	9	—	9	(4)	(5)	—
	$675	$—	$675	$(79)	$(169)	$427

(a)Included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, $19 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

54	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of June 30, 2024 and December 31, 2023:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
June 30, 2024	$424	$—	$424	$—	$(418)	$6
December 31, 2023	519	—	519	—	(516)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of June 30, 2024 and December 31, 2023:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2024	$1,948	$—	$1,948	$—	$(1,948)	$—
December 31, 2023	1,921	—	1,921	—	(1,921)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

55	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of June 30, 2024 and December 31, 2023:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	June 30, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,579	$—	$1,579
Government agency issued CMO	326	—	326
Other U.S. government agencies	43	—	43
Total securities sold under agreements to repurchase	$1,948	$—	$1,948

	December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,717	$—	$1,717
Government agency issued CMO	161	—	161
Other U.S. government agencies	43	—	43
Total securities sold under agreements to repurchase	$1,921	$—	$1,921

56	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

57	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	June 30, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$12	$—	$12
Government agency issued MBS	—	83	—	83
Government agency issued CMO	—	192	—	192
Other U.S. government agencies	—	116	—	116
States and municipalities	—	31	—	31
Corporate and other debt	—	799	—	799
Interest-only strips	—	—	16	16
Total trading securities	—	1,233	16	1,249
Loans held for sale (elected fair value)	—	102	15	117
Securities available for sale:
Government agency issued MBS	—	4,231	—	4,231
Government agency issued CMO	—	2,020	—	2,020
Other U.S. government agencies	—	1,118	—	1,118
States and municipalities	—	555	—	555
Total securities available for sale	—	7,924	—	7,924
Other assets:
Deferred compensation mutual funds	107	—	—	107
Equity, mutual funds, and other	34	—	—	34
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	634	—	634
Total other assets	147	634	—	781
Total assets	$147	$9,893	$31	$10,071
Trading liabilities:
U.S. treasuries	$—	$342	$—	$342
Corporate and other debt	—	81	—	81
Total trading liabilities	—	423	—	423
Other liabilities:
Derivatives, forwards and futures	5	—	—	5
Derivatives, interest rate contracts	—	785	—	785
Derivatives, other	—	—	18	18
Total other liabilities	5	785	18	808
Total liabilities	$5	$1,208	$18	$1,231

58	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	114	—	114
Government agency issued CMO	—	336	—	336
Other U.S. government agencies	—	152	—	152
States and municipalities	—	17	—	17
Corporate and other debt	—	777	—	777
Interest-only strips	—	—	13	13
Total trading securities	—	1,399	13	1,412
Loans held for sale (elected fair value)	—	42	26	68
Securities available for sale:
Government agency issued MBS	—	4,484	—	4,484
Government agency issued CMO	—	2,146	—	2,146
Other U.S. government agencies	—	1,172	—	1,172
States and municipalities	—	589	—	589
Total securities available for sale	—	8,391	—	8,391
Other assets:
Deferred compensation mutual funds	102	—	—	102
Equity, mutual funds, and other	34	—	—	34
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	568	—	568
Total other assets	145	568	—	713
Total assets	$145	$10,400	$39	$10,584
Trading liabilities:
U.S. treasuries	$—	$426	$—	$426
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	82	—	82
Total trading liabilities	—	509	—	509
Other liabilities:
Derivatives, forwards and futures	10	—	—	10
Derivatives, interest rate contracts	—	666	—	666
Derivatives, other	—	—	23	23
Total other liabilities	10	666	23	699
Total liabilities	$10	$1,175	$23	$1,208

59	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2024 and 2023 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended June 30, 2024
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2024	$19		$14		$(20)
Total net gains (losses) included in net income	(1)		—		—
Purchases	—		1		—
Sales	(8)		—		—
Settlements	—		(1)		2
Net transfers into (out of) Level 3	6	(b)	1		—
Balance on June 30, 2024	$16		$15		$(18)
Net unrealized gains (losses) included in net income	$—	(c)	$—	(a)	$—	(d)

	Three Months Ended June 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2023	$28		$21		$(21)
Total net gains (losses) included in net income	(3)		—		(15)
Purchases	—		1		—
Sales	(5)		—		—
Settlements	—		—		2
Net transfers into (out of) Level 3	16	(b)	—		—
Balance on June 30, 2023	$36		$22		$(34)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(15)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips Level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

60	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2024 and 2023 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Six Months Ended June 30, 2024
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(2)		—		—
Purchases	—		2		—
Sales	(10)		(13)		—
Settlements	—		(1)		5
Net transfers into (out of) Level 3	15	(b)	1		—
Balance on June 30, 2024	$16		$15		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

	Six Months Ended June 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(6)		—		(15)
Purchases	—		2		—
Sales	(8)		(2)		—
Settlements	—		—		8
Net transfers into (out of) Level 3	25	(b)	—		—
Balance on June 30, 2023	$36		$22		$(34)
Net unrealized gains (losses) included in net income	$(3)	(c)	$—	(a)	$(15)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips Level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2024 and 2023.

61	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at June 30, 2024, and December 31, 2023, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at June 30, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$327	$—	$327
Loans and leases (a)	—	—	308	308
OREO (b)	—	—	4	4

	Carrying value at December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$406	$—	$406
Loans and leases (a)	—	—	245	245
OREO (b)	—	—	4	4
Other assets (c)	—	—	90	90

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2024 and 2023:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended June 30,		Net gains (losses) Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Loans held for sale—SBAs and USDA	$(1)	$(1)	$(1)	$(2)
Loans and leases (a)	(31)	(19)	(56)	(23)
Other assets (b)	—	(1)	—	(1)
	$(32)	$(21)	$(57)	$(26)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents tax credit investments accounted for under the equity method.

62	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, FHN recognized $1 million of leased asset impairments for both periods. Fixed asset impairments were immaterial for both periods in 2023.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of June 30, 2024 and December 31, 2023:

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at June 30, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$16	Discounted cash flow	Constant prepayment rate	14% - 20%	15%
			Bond equivalent yield	10% - 19%	18%
Loans held for sale - residential real estate	$15	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	64% - 65%	65%
			Loss severity trends - First mortgage	0% - 2% of UPB	1%
Derivative liabilities, other	$18	Discounted cash flow	Visa covered litigation resolution amount	$1.8 billion - $2.8 billion	$2.5 billion
			Probability of resolution scenarios	10% - 20%	18%
			Time until resolution	6 - 36 months	25 months
Loans and leases (a)	$308	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

63	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$13	Discounted cash flow	Constant prepayment rate	14% - 15%	14%
			Bond equivalent yield	18% - 21%	18%
Loans held for sale - residential real estate	$26	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 68%	65%
			Loss severity trends - First mortgage	0% - 3% of UPB	2%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.7 billion - $6.7 billion	$6.3 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	24 months
Loans and leases (a)	$245	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (d)	$90	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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
(d)Represents tax credit investments accounted for under the equity method.

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

64	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

65	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	June 30, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$117	$121	$(4)
Nonaccrual loans	3	5	(2)
Loans 90 days or more past due and still accruing	1	1	—

	December 31, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$68	$73	$(5)
Nonaccrual loans	2	5	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$1	$—	$1	$1

For the three and six months ended June 30, 2024 and 2023, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

66	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Trading securities - SBA interest-only strips
Interest-only strips are valued at fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest-only strip terms. These securities bear the risk of loan prepayment or default that may result in FHN not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed, and may change in the near term.
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

67	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of June 30, 2024 and December 31, 2023, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are

68	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

69	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	June 30, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$33,108	$—	$—	$32,427	$32,427
Commercial real estate	14,448	—	—	14,214	14,214
Consumer:
Consumer real estate	13,678	—	—	13,004	13,004
Credit card and other	726	—	—	717	717
Total loans and leases, net of allowance for loan and lease losses	61,960	—	—	60,362	60,362
Short-term financial assets:
Interest-bearing deposits with banks	1,452	1,452	—	—	1,452
Federal funds sold	63	—	63	—	63
Securities purchased under agreements to resell	424	—	424	—	424
Total short-term financial assets	1,939	1,452	487	—	1,939
Trading securities (a)	1,249	—	1,233	16	1,249
Loans held for sale:
Mortgage loans (elected fair value) (a)	117	—	102	15	117
USDA & SBA loans - LOCOM	327	—	327	—	327
Mortgage loans - LOCOM	27	—	—	27	27
Total loans held for sale	471	—	429	42	471
Securities available for sale (a)	7,924	—	7,924	—	7,924
Securities held to maturity	1,297	—	1,108	—	1,108
Derivative assets (a)	640	6	634	—	640
Other assets:
Tax credit investments	668	—	—	656	656
Deferred compensation mutual funds	107	107	—	—	107
Equity, mutual funds, and other (b)	323	34	—	289	323
Total other assets	1,098	141	—	945	1,086
Total assets	$76,578	$1,599	$11,815	$61,365	$74,779
Liabilities:
Defined maturity deposits	$7,163	$—	$7,205	$—	$7,205
Trading liabilities (a)	423	—	423	—	423
Short-term financial liabilities:
Federal funds purchased	624	—	624	—	624
Securities sold under agreements to repurchase	1,948	—	1,948	—	1,948
Other short-term borrowings	1,943	—	1,943	—	1,943
Total short-term financial liabilities	4,515	—	4,515	—	4,515
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investment	83	—	—	78	78
Secured borrowings	9	—	—	9	9
Junior subordinated debentures	151	—	—	150	150
Other long-term borrowings	885	—	847	—	847
Total term borrowings	1,175	—	847	284	1,131
Derivative liabilities (a)	808	5	785	18	808
Total liabilities	$14,084	$5	$13,775	$302	$14,082

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $86 million and FRB stock of $203 million.

70	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,294	$—	$—	$31,673	$31,673
Commercial real estate	14,044	—	—	13,831	13,831
Consumer:
Consumer real estate	13,417	—	—	12,605	12,605
Credit card and other	764	—	—	742	742
Total loans and leases, net of allowance for loan and lease losses	60,519	—	—	58,851	58,851
Short-term financial assets:
Interest-bearing deposits with banks	1,328	1,328	—	—	1,328
Federal funds sold	200	—	200	—	200
Securities purchased under agreements to resell	519	—	519	—	519
Total short-term financial assets	2,047	1,328	719	—	2,047
Trading securities (a)	1,412	—	1,399	13	1,412
Loans held for sale:
Mortgage loans (elected fair value) (a)	68	—	42	26	68
USDA & SBA loans - LOCOM	406	—	407	—	407
Mortgage loans - LOCOM	28	—	—	28	28
Total loans held for sale	502	—	449	54	503
Securities available for sale (a)	8,391	—	8,391	—	8,391
Securities held to maturity	1,323	—	1,161	—	1,161
Derivative assets (a)	577	9	568	—	577
Other assets:
Tax credit investments	665	—	—	653	653
Deferred compensation mutual funds	102	102	—	—	102
Equity, mutual funds, and other (b)	261	34	—	227	261
Total other assets	1,028	136	—	880	1,016
Total assets	$75,799	$1,473	$12,687	$59,798	$73,958
Liabilities:
Defined maturity deposits	$6,804	$—	$6,851	$—	$6,851
Trading liabilities (a)	509	—	509	—	509
Short-term financial liabilities:
Federal funds purchased	302	—	302	—	302
Securities sold under agreements to repurchase	1,921	—	1,921	—	1,921
Other short-term borrowings	326	—	326	—	326
Total short-term financial liabilities	2,549	—	2,549	—	2,549
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investment	65	—	—	60	60
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	150	—	—	150	150
Other long-term borrowings	885	—	824	—	824
Total term borrowings	1,150	—	824	260	1,084
Derivative liabilities (a)	699	10	666	23	699
Total liabilities	$11,711	$10	$11,399	$283	$11,692

(a)Classes are detailed in the recurring and nonrecurring measurement tables.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $24 million and FRB stock of $203 million.

71	2Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2024 and December 31, 2023:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Unfunded Commitments:
Loan commitments	$21,990	$24,579	$1	$1
Standby and other commitments	752	746	7	8

72	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 2 TOPICS

73	2Q24 FORM 10-Q REPORT

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
At June 30, 2024, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2023 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
Preferred Stock Redemption
On May 1, 2024, FHN redeemed all outstanding shares of its Series D Preferred Stock. The difference between the $100 million outstanding liquidation preference amount and the $94 million carrying value of the Series D Preferred Stock along with the related share repurchase tax resulted in $7 million in deemed dividends that were included in net income available to common shareholders and EPS for the three and six months ended June 30, 2024. The Series D Preferred Stock did not qualify as Tier 1 capital because the earliest redemption date was less than five years from the issuance date. Therefore, the redemption did not impact FHN's regulatory capital ratios. See Note 7 — Preferred Stock for more information.
Financial Performance Summary
Second Quarter 2024 Highlights
FHN reported second quarter 2024 net income available to common shareholders of $184 million, or $0.34 per diluted share, compared to $184 million, or $0.33 per diluted share, in first quarter 2024 and $317 million, or $0.56 per diluted share, in second quarter 2023.
Net interest income of $629 million increased $4 million compared to first quarter 2024 from the benefit of higher loan volumes and yields, partially offset by continued mix shift within interest-bearing deposit products, higher use of wholesale funds, and seasonally lower public fund DDA. Net interest income declined $1 million compared to second quarter 2023 driven by the impact of higher funding costs partially offset by higher yields on earning assets.
Provision for credit losses was $55 million for second quarter 2024 compared to $50 million for both first quarter 2024 and second quarter 2023. Net charge-offs were $34 million, or 22 basis points, compared to $40 million, or 27 basis points, in first quarter 2024 and $23 million, or 16 basis points, in second quarter 2023.
Noninterest income of $186 million decreased $8 million compared to first quarter 2024 largely driven by a decrease in fixed income production partially offset by higher traditional banking fees. Noninterest income for second quarter 2024 decreased $214 million, or 54%, compared to second quarter 2023, primarily driven by the gain on merger termination in 2023.
Noninterest expense of $500 million decreased $15 million from first quarter 2024, largely reflecting lower personnel and deposit insurance expense partially offset by increases in outside services expense. Compared with second quarter 2023, noninterest expense decreased $55 million, or 10%, largely reflecting a decline tied to the $50 million contribution to the First Horizon Foundation in second quarter 2023.
Year-to-Date and Period End Highlights
For the six months ended June 30, 2024, net income available to common shareholders was $368 million, or $0.67 per diluted share, compared to $560 million, or $1.00 per diluted share, for the six months ended June 30, 2023.
Net interest income decreased $65 million largely driven by higher funding costs partially offset by higher earning asset yields and loan growth.
Provision for credit losses of $105 million increased $5 million for the year-to-date period of 2024 compared to the same period of 2023.
Noninterest income decreased $190 million, or 33%, primarily from the gain on merger termination in 2023,

74	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

partially offset by higher fixed income and mortgage banking income.
Noninterest expense decreased $18 million, or 2%, largely attributable to lower contributions expense tied to the $50 million contribution made to the First Horizon Foundation in 2023 and $15 million in Visa derivative valuation expense in 2023, partially offset by higher personnel expense, deposit insurance expense and legal and professional fees.
Period-end loans and leases of $62.8 billion increased $1.5 billion, or 2%, from December 31, 2023 as commercial loan growth of $1.3 billion was driven by growth in loans to mortgage companies and CRE loans.
Period-end deposits of $64.8 billion decreased $986 million compared to December 31, 2023. Interest-bearing deposits decreased $130 million and noninterest-bearing deposits decreased $856 million.
Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2024 were 12.05% and 13.67%, down from 12.42% and 13.96% at December 31, 2023, respectively. The CET1 ratio was 11.05% at June 30, 2024 compared to 11.40% at December 31, 2023.
The following portions of this MD&A focus in more detail on the results of operations for the three and six months ended June 30, 2024, the three months ended March 31, 2024, and the three and six months ended June 30, 2023 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.
Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the six months ended
(Dollars in millions, except per share data)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pre-provision net revenue (a)	$315	$304	$475	$619	$856
Diluted earnings per common share	$0.34	$0.33	$0.56	$0.67	$1.00
Return on average assets (b)	1.00%	0.97%	1.60%	0.99%	1.46%
Return on average common equity (c)	8.98%	8.76%	16.40%	8.87%	14.91%
Return on average tangible common equity (a) (d)	11.29%	10.95%	21.10%	11.12%	19.33%
Net interest margin (e)	3.38%	3.37%	3.38%	3.38%	3.62%
Noninterest income to total revenue (f)	22.75%	23.72%	38.80%	23.24%	30.21%
Efficiency ratio (g)	61.44%	62.92%	53.89%	62.18%	54.70%
Allowance for loan and lease losses to total loans and leases	1.31%	1.27%	1.20%	1.31%	1.20%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.22%	0.27%	0.16%	0.24%	0.13%
Total period-end equity to period-end assets	10.89%	11.21%	10.53%	10.89%	10.53%
Tangible common equity to tangible assets (a)	8.14%	8.33%	7.71%	8.14%	7.71%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.30	$0.30
Book value per common share	$15.34	$15.23	$14.58	$15.34	$14.58
Tangible book value per common share (a)	$12.22	$12.16	$11.50	$12.22	$11.50
Common equity Tier 1	11.05%	11.31%	11.08%	11.05%	11.08%
Market capitalization	$8,467	$8,449	$6,296	$8,467	$6,296
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
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

75	2Q24 FORM 10-Q REPORT

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
The following tables present the major components of net interest income and net interest margin:

76	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	June 30, 2024			March 31, 2024			June 30, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,485	$799	6.78%	$46,756	$782	6.73%	$46,051	$727	6.34%
Consumer loans	14,544	179	4.91	14,396	173	4.80	13,873	153	4.39
Total loans and leases	62,029	978	6.34	61,152	955	6.28	59,924	880	5.89
Loans held for sale	462	9	7.50	454	9	7.80	731	14	7.58
Investment securities	9,261	60	2.58	9,590	61	2.54	10,192	63	2.49
Trading securities	1,367	21	6.30	1,245	20	6.48	1,110	19	6.67
Federal funds sold	55	1	5.64	73	1	5.63	41	1	5.58
Securities purchased under agreements to resell	621	8	5.28	471	6	5.09	238	2	4.73
Interest-bearing deposits with banks	1,448	20	5.46	1,793	25	5.46	3,110	40	5.13
Total earning assets / Total interest income	$75,243	$1,097	5.86%	$74,778	$1,077	5.78%	$75,346	$1,019	5.42%
Cash and due from banks	904			948			1,024
Goodwill and other intangible assets, net	1,680			1,691			1,726
Premises and equipment, net	585			587			598
Allowance for loan and lease losses	(810)			(789)			(728)
Other assets	4,119			4,028			4,338
Total assets	$81,721			$81,243			$82,304

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$25,462	$208	3.29%	$25,390	$206	3.27%	$21,542	$141	2.63%
Other interest-bearing deposits	16,484	117	2.86	16,735	119	2.86	14,719	75	2.06
Time deposits	6,683	74	4.45	6,628	73	4.42	5,520	49	3.56
Total interest-bearing deposits	48,629	399	3.30	48,753	398	3.28	41,781	265	2.55
Federal funds purchased	531	7	5.53	339	5	5.50	330	4	5.15
Securities sold under agreements to repurchase	1,677	17	3.99	1,675	16	3.98	1,304	11	3.39
Trading liabilities	605	7	4.46	462	5	4.31	216	2	3.82
Other short-term borrowings	1,267	17	5.48	537	7	5.43	6,365	84	5.25
Term borrowings	1,170	17	5.64	1,156	17	5.71	1,428	19	5.21
Total interest-bearing liabilities / Total interest expense	$53,879	$464	3.46%	$52,922	$448	3.40%	$51,424	$385	3.00%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,332			16,626			19,664
Other liabilities	2,561			2,444			2,187
Total liabilities	72,772			71,992			73,275

Shareholders' equity	8,654			8,956			8,734
Noncontrolling interest	295			295			295
Total shareholders' equity	8,949			9,251			9,029
Total liabilities and shareholders' equity	$81,721			$81,243			$82,304

Net earnings assets / Net interest income (TE) / Net interest spread	$21,364	$633	2.40%	$21,856	$629	2.38%	$23,922	$634	2.42%
Taxable equivalent adjustment		(4)	0.98		(4)	0.99		(4)	0.96
Net interest income / Net interest margin (a)		$629	3.38%		$625	3.37%		$630	3.38%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

77	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Second Quarter 2024 versus First Quarter 2024
Net interest income of $629 million in second quarter 2024 increased $4 million from first quarter 2024 and the net interest margin increased 1 basis point to 3.38% from the benefit of higher loan volumes and yields, partially offset by continued mix shift within interest-bearing deposit products, increased use of wholesale funds, and seasonally lower public fund DDA. Loan yield increased 6 basis points and the cost of interest-bearing deposits increased 2 basis points.
Average earning assets of $75.2 billion in second quarter 2024 increased $465 million from first quarter 2024 largely due to an $877 million increase in average loans and leases, a $150 million increase in average securities purchased under agreements to resell and a $122 million increase in average trading securities, partially offset by a $345 million decrease in average interest-bearing deposits with banks and a $329 million decrease in average investment securities. Average interest-bearing liabilities increased $957 million largely reflecting a $730 million increase in other short-term borrowings and a $192 million increase in federal funds purchased.
Second Quarter 2024 versus Second Quarter 2023
Net interest income decreased $1 million from second quarter 2023 and the net interest margin remained unchanged at 3.38% in second quarter 2024, driven by the impact of higher funding costs partially offset by higher yields on earning assets. Funding costs increased 46 basis points while yields on earning assets increased 44 basis points.
Average earning assets decreased $103 million from second quarter 2023 largely attributable to a $2.1 billion increase in average loans and leases offset by a $1.7 billion decrease in average interest-bearing deposits with banks and a $931 million decrease in average investment securities. Average interest-bearing liabilities increased $2.5 billion largely driven by a $6.8 billion increase in average interest-bearing deposits partially offset by a $5.1 billion decrease in average other short-term borrowings.

78	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,120	$1,582	6.75%	$45,453	$1,395	6.19%
Consumer loans	14,471	351	4.85	13,551	294	4.33
Total loans and leases	61,591	1,933	6.31	59,004	1,689	5.77
Loans held for sale	458	17	7.65	664	24	7.35
Investment securities	9,425	121	2.56	10,227	126	2.47
Trading securities	1,306	42	6.38	1,197	38	6.43
Federal funds sold	64	2	5.63	44	2	5.38
Securities purchased under agreements to resell	546	14	5.20	291	5	4.44
Interest-bearing deposits with banks	1,620	44	5.46	2,294	57	4.96
Total earning assets / Total interest income	$75,010	$2,173	5.82%	$73,721	$1,941	5.30%
Cash and due from banks	926			1,030
Goodwill and other intangible assets, net	1,685			1,732
Premises and equipment, net	586			602
Allowance for loan and lease losses	(799)			(710)
Other assets	4,074			4,207
Total assets	$81,482			$80,582

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$25,426	$414	3.28%	$21,682	$238	2.21%
Other interest-bearing deposits	16,609	236	2.86	14,754	133	1.83
Time deposits	6,656	147	4.44	4,435	65	2.96
Total interest-bearing deposits	48,691	797	3.29	40,871	436	2.15
Federal funds purchased	435	12	5.52	395	9	4.86
Securities sold under agreements to repurchase	1,675	33	3.99	1,176	18	3.04
Trading liabilities	534	12	4.40	270	5	3.83
Other short-term borrowings	902	25	5.46	4,288	109	5.14
Term borrowings	1,163	33	5.68	1,514	39	5.09
Total interest-bearing liabilities / Total interest expense	$53,400	$912	3.43%	$48,514	$616	2.56%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,479			20,962
Other liabilities	2,503			2,237
Total liabilities	72,382			71,713

Shareholders' equity	8,805			8,574
Noncontrolling interest	295			295
Total shareholders' equity	9,100			8,869
Total liabilities and shareholders' equity	$81,482			$80,582

Net earnings assets / Net interest income (TE) / Net interest spread	$21,610	$1,261	2.39%	$25,207	$1,325	2.74%
Taxable equivalent adjustment		(8)	0.99		(7)	0.88
Net interest income / Net interest margin (a)		$1,253	3.38%		$1,318	3.62%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

79	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the six months ended June 30, 2024, net interest income of $1.3 billion decreased $65 million from the same period one year ago largely driven by higher funding costs partially offset by higher earning asset yields and loan growth.
Total average earning assets increased $1.3 billion in the first six months of 2024 largely driven by average loan growth of $2.6 billion partially offset by lower levels of investment securities and interest-bearing cash.
The year-to-date net interest margin of 3.38% decreased 24 basis points compared to 3.62% for the same period of 2023 as earning asset yields increased 52 basis points and the cost of interest-bearing liabilities increased 87 basis points.

Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table I.2.4
NONINTEREST INCOME

	Three Months Ended			2Q24 vs. 1Q24		2Q24 vs. 2Q23
(Dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2023	$ Change	% Change	$ Change	% Change
Noninterest income:
Deposit transactions and cash management	$44	$44	$45	$—	—%	$(1)	(2)%
Fixed income	40	52	30	(12)	(23)	10	33
Brokerage, management fees and commissions	25	24	22	1	4	3	14
Card and digital banking fees	20	19	21	1	5	(1)	(5)
Other service charges and fees	14	13	14	1	8	—	—
Trust services and investment management	12	11	12	1	9	—	—
Mortgage banking income	10	9	6	1	11	4	67
Securities gains (losses), net	1	—	—	1	100	1	100
Gain on merger termination	—	—	225	—	—	(225)	(100)
Other income	20	22	25	(2)	(9)	(5)	(20)
Total noninterest income	$186	$194	$400	$(8)	(4)%	$(214)	(54)%

Second Quarter 2024 versus First Quarter 2024
Noninterest income of $186 million decreased $8 million, or 4%, from first quarter 2024, largely driven by a decrease in fixed income production partially offset by higher traditional banking fees.
Fixed income of $40 million decreased $12 million from the prior quarter driven by a reduction in the market's rate cut expectations and lower portfolio restructuring activity. Fixed income average daily revenue of $488 thousand decreased 33% from $731 thousand in first quarter 2024.
Mortgage banking income of $10 million increased $1 million driven by higher origination volume during the spring home-buying season.
Other income decreased $2 million largely driven by a $6 million decrease in deferred compensation income partially offset by an increase in swap fees.
Second Quarter 2024 versus Second Quarter 2023
Noninterest income for second quarter 2024 decreased $214 million, or 54%, compared to second quarter 2023, primarily driven by the gain on merger termination in 2023.
Fixed income of $40 million increased $10 million from second quarter 2023, largely reflecting more favorable market conditions. Fixed income average daily revenue of $488 thousand increased $140 thousand, or 40%, compared to the same quarter of 2023.
Mortgage banking income of $10 million increased $4 million driven by higher origination volume and improvement in gain-on-sale spreads.

80	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.5
NONINTEREST INCOME

	Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	$ Change	% Change
Noninterest income:
Fixed income	$92	$69	$23	33%
Deposit transactions and cash management	88	87	1	1
Brokerage, management fees and commissions	49	44	5	11
Card and digital banking fees	38	40	(2)	(5)
Other service charges and fees	27	27	—	—
Trust services and investment management	24	24	—	—
Mortgage banking income	19	11	8	73
Securities gains (losses), net	1	1	—	—
Gain on merger termination	—	225	(225)	(100)
Other income	43	43	—	—
Total noninterest income	$381	$571	$(190)	(33)%

For the six months ended June 30, 2024, noninterest income of $381 million decreased $190 million, or 33%, compared to the same period in 2023, primarily from the gain on merger termination in 2023, partially offset by higher fixed income and mortgage banking income.
Fixed income product revenue of $76 million increased $27 million largely driven by more favorable market conditions. Revenue from other products of $16 million decreased $4 million primarily driven by lower investment advisory fees, reflecting the sale of the assets of FHN Financial Main Street Advisors, and lower derivative sales.
Mortgage banking income of $19 million increased $8 million driven by higher origination volume and gain-on-sale spreads.

81	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			2Q24 vs. 1Q24		2Q24 vs. 2Q23
(Dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2023	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$279	$301	$285	$(22)	(7)%	$(6)	(2)%
Net occupancy expense	31	31	30	—	—	1	3
Computer software	29	30	28	(1)	(3)	1	4
Operations services	23	21	22	2	10	1	5
Legal and professional fees	18	14	12	4	29	6	50
Deposit insurance expense	16	24	13	(8)	(33)	3	23
Contract employment and outsourcing	14	13	12	1	8	2	17
Advertising and public relations	14	8	17	6	75	(3)	(18)
Amortization of intangible assets	11	11	12	—	—	(1)	(8)
Equipment expense	11	11	10	—	—	1	10
Communications and delivery	8	8	9	—	—	(1)	(11)
Contributions	1	1	53	—	—	(52)	(98)
Other expense	45	42	52	3	7	(7)	(13)
Total noninterest expense	$500	$515	$555	$(15)	(3)%	$(55)	(10)%

Second Quarter 2024 versus First Quarter 2024
Noninterest expense of $500 million decreased $15 million, or 3%, compared with first quarter 2024.
Personnel expense of $279 million decreased $22 million compared to the linked quarter. Incentive-based compensation decreased $13 million, largely due to lower fixed income revenue and a decline in merger retention expense, partially offset by a true-up to long-term performance awards. Deferred compensation expense decreased $6 million reflecting fluctuations in equity market valuations relative to the linked quarter.
Deposit insurance expense declined $8 million reflecting a reduction in the impact of the FDIC special assessment compared to first quarter 2024.
Advertising and public relations expense increased $6 million largely attributable to elevated levels of expense from the launch of new marketing campaigns for checking accounts in second quarter 2024.
Second Quarter 2024 versus Second Quarter 2023
Noninterest expense of $500 million decreased $55 million, or 10%, from second quarter 2023, largely reflecting a decline related to the $50 million contribution to the First Horizon Foundation in second quarter 2023.
Personnel expense decreased $6 million compared to second quarter 2023. Incentive-based compensation decreased $8 million largely reflecting a decline from 2023 merger-related expense, partially offset by an increase in compensation tied to higher fixed income and mortgage banking revenue. Deferred compensation expense decreased $5 million reflecting fluctuations in equity market valuations relative to the prior year. These decreases were partially offset by an increase of $7 million in salaries and benefits largely attributable to annual merit adjustments.
Legal and professional fees increased $6 million largely attributable to strategic investment initiatives in second quarter 2024.
Advertising and public relations expense decreased $3 million largely attributable to strategy and timing differences for various advertising campaigns when comparing the periods.

Other expense decreased $7 million largely from derivative valuation adjustments related to prior Visa Class-B share sales in second quarter 2023.

82	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.7
NONINTEREST EXPENSE

	Six Months Ended
(Dollars in millions)	June 30, 2024	June 30, 2023	$ Change	% Change
Noninterest expense:
Personnel expense	$580	$556	$24	4%
Net occupancy expense	62	61	1	2
Computer software	59	55	4	7
Operations services	45	44	1	2
Legal and professional fees	33	20	13	65
Deposit insurance expense	40	26	14	54
Contract employment and outsourcing	28	24	4	17
Advertising and public relations	22	31	(9)	(29)
Amortization of intangible assets	22	24	(2)	(8)
Equipment expense	22	21	1	5
Communications and delivery	16	18	(2)	(11)
Contributions	2	57	(55)	(96)
Other expense	84	96	(12)	(13)
Total noninterest expense	$1,015	$1,033	$(18)	(2)%

For the six months ended June 30, 2024, noninterest expense of $1.0 billion decreased $18 million, or 2%, compared to the same period of 2023.
Contributions expense declined $55 million largely attributable to the $50 million contribution made to the First Horizon Foundation in 2023.
Personnel expense of $580 million increased $24 million largely reflecting higher salaries and benefits expense.
Deposit insurance expense of $40 million increased $14 million reflecting the impact of the FDIC special assessment.
Advertising and public relations expense decreased $9 million largely attributable to a new-to-bank deposit campaign and brand awareness initiatives that were launched during the first half of 2023.
Legal and professional fees increased $13 million largely attributable to third party services for strategic investments.
Other expense decreased $12 million largely driven by $15 million in Visa Class B share derivative valuation expense during 2023.
There were no merger and integration related expenses in the first six months of 2024 compared to $51 million for the same period of 2023.
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
Provision for credit losses increased to $55 million for the second quarter 2024 compared to $50 million for both first quarter 2024 and second quarter 2023. For the six months ended June 30, 2024, provision for credit losses was $105 million compared to $100 million for the same period of 2023. The increase in provision was largely tied to modest grade migration and an evolving macroeconomic forecast. For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Income Taxes
FHN recorded income tax expense of $56 million in second quarter 2024 compared to $57 million in first quarter 2024 and $96 million in second quarter 2023. For the six months ended June 30, 2024 and 2023, FHN recorded

83	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

income tax expense of $113 million and $171 million, respectively.
The effective tax rate was approximately 21.5%, 22.5%, and 22.6% for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively. The effective tax rate was approximately 22.0% and 22.7% for the six months ended June 30, 2024 and 2023, respectively.
FHN’s effective tax rate is favorably affected by recurring items such as tax credits and other tax benefits from tax credit investments, tax-exempt income, and bank-owned life insurance. The effective rate is unfavorably affected by the non-deductible portions of FDIC premium, executive compensation and merger expenses. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations. For the six months ended June 30, 2023, the increase in the rate was primarily related to the gain on merger termination.
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of June 30, 2024, FHN’s gross DTA and gross DTL were $776 million and $499 million, respectively, resulting in a net DTA of $277 million at June 30, 2024, compared with a net DTA of $215 million at December 31, 2023.
As of June 30, 2024, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $29 million and $3 million, respectively, which will expire at various dates.
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
Regional Banking
The Regional Banking segment generated pre-tax income of $241 million for second quarter 2024, a decrease of $44 million compared to first quarter 2024. Net interest income of $522 million decreased $10 million driven by a decline in average noninterest-bearing deposits and thus lower earnings credit under the funds transfer pricing methodology, as well as higher interest-bearing deposit costs, partially offset by higher loan balances and yields. Provision for credit losses of $57 million increased $29 million from the prior quarter. Noninterest income increased $4 million compared to the prior quarter. Noninterest expense increased $9 million compared to first quarter 2024 largely from an increase in outside services.
Pre-tax income for second quarter 2024 decreased $101 million compared to $342 million for second quarter 2023. Net interest income decreased $63 million from second quarter 2023 driven by a decline in average noninterest-bearing deposits and thus lower earnings credit under the funds transfer pricing methodology, as well as higher interest-bearing deposit costs, partially offset by higher loan balances and yields. The provision for credit losses increased $21 million. Noninterest expense increased $20 million compared to second quarter 2023 largely due to higher personnel expense and other losses.
Results also reflect a $3 million increase in noninterest income compared to second quarter 2023.
Pre-tax income of $525 million for the six months ended June 30, 2024 decreased $133 million compared to the same period of 2023, largely from a $88 million decrease in revenue primarily driven by lower net interest income. Provision for credit losses increased $14 million. Noninterest expense increased $31 million largely attributable to higher personnel expense, legal and professional fees, and other losses.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $118 million for second quarter 2024 increased $20 million compared to first quarter 2024 largely driven by a $22 million decrease in provision for credit losses. Revenue declined $3 million and noninterest expense declined $1 million.
Fixed income of $40 million decreased $12 million driven by a reduction in the number of rate cuts expected by the market and lower portfolio restructuring activity. Mortgage banking income of $10 million increased $1 million driven by higher origination volume during the spring home-buying season.
Pre-tax income in the Specialty Banking segment increased $25 million compared to second quarter 2023. Revenue increased $16 million primarily driven by higher fixed income and mortgage banking income. Provision for credit losses declined $17 million. Noninterest expense increased $8 million largely driven by higher incentive-

84	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

based compensation expense tied to the improvement in fixed income and mortgage income.
Pre-tax income of $217 million for the six months ended June 30, 2024 increased $32 million from the same period of 2023 largely reflecting a $31 million increase in noninterest income and a $10 million decrease in provision for credit losses partially offset by a $12 million increase in noninterest expense. The increase in noninterest expense was largely attributable to higher personnel expense. Noninterest income increased largely as a result of higher fixed income and mortgage banking income.
Corporate
Pre-tax loss for the Corporate segment was $99 million for second quarter 2024 compared to $129 million for first quarter 2024, largely reflecting a $5 million increase in revenue and a $23 million decrease in noninterest expense. The increase in revenue was largely driven by a $9 million increase in net interest income. The decline in noninterest expense was largely attributable to lower personnel and deposit insurance expense. Results for second quarter 2024 also reflect $3 million in restructuring costs compared to $5 million in the prior quarter.
Pre-tax loss for the Corporate segment was $99 million compared to $10 million for second quarter 2023, largely reflecting a $231 million decline in noninterest income tied to the gain on merger termination in 2023 offset by an $83 million decrease in noninterest expense and a $60 million increase in net interest income. The increase in net interest income was tied to the impact of funds transfer pricing. The decrease in noninterest expense was largely driven by the $50 million contribution to the First Horizon Foundation and $15 million in derivative valuation adjustments from prior Visa Class B share sales in 2023 as well as lower personnel expense of $14 million. The decline in personnel expense reflected lower incentive-based compensation and deferred compensation expense.
Pre-tax loss of $228 million for the six months ended June 30, 2024 compared to $87 million for the same period of 2023 largely driven by the $225 million gain on merger termination offset by the $50 million contribution to the First Horizon Foundation. Results also reflect a $51 million decrease in merger and integration related expense, $12 million in FDIC special assessment expense and $8 million in restructuring expense.

Analysis of Financial Condition

Total period-end assets were $82.2 billion as of June 30, 2024 compared to $81.7 billion at December 31, 2023.
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases of $62.8 billion as of June 30, 2024 increased $1.5 billion, or 2%, compared to December 31, 2023. Year-to-date loan growth included a $1.3 billion increase in commercial loans and leases primarily from growth in loans to mortgage companies and commercial real estate loans and a $217 million increase in consumer loans primarily from growth in consumer real estate partially offset by a decline in consumer construction and other consumer loans.
The following table provides detail regarding FHN's loans and leases as of June 30, 2024 and December 31, 2023.

85	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.8
LOANS & LEASES

	As of June 30, 2024		As of December 31, 2023
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$33,452	53%	$32,633	53%	3%
Commercial real estate	14,669	24	14,216	23	3
Total commercial	48,121	77	46,849	76	3
Consumer:
Consumer real estate	13,909	22	13,650	23	2
Credit card and other	751	1	793	1	(5)
Total consumer	14,660	23	14,443	24	2
Total loans and leases	$62,781	100%	$61,292	100%	2%

(a)Includes equipment financing loans and leases.

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
On June 30, 2024 and December 31, 2023, loans HFS were $471 million and $502 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million for both June 30, 2024 and December 31, 2023.
Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN has a concentration of residential real estate loans of 22% and 23% of total loans at June 30, 2024 and December 31, 2023, respectively. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2023 in the Asset Quality Section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2024 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2023.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 53% of total loans as of both June 30, 2024 and December 31, 2023. The C&I portfolio increased $819 million to $33.5 billion as of June 30, 2024 compared to $32.6 billion at December 31, 2023. The C&I portfolio is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2023 was largely driven by growth in loans to mortgage companies and the wholesale trade portfolio, offset by a decline in the finance and insurance portfolio. The largest

86	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

geographical concentrations of balances in the C&I portfolio as of June 30, 2024 were in Tennessee (20%), Florida (12%), Texas (11%), North Carolina (7%), Louisiana (6%), California (6%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2024, and
December 31, 2023. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Real estate and rental and leasing (a)	$3,834	11%	$3,858	12%
Finance and insurance	3,770	11	4,083	12
Loans to mortgage companies	2,934	9	2,024	6
Health care and social assistance	2,759	8	2,676	8
Wholesale trade	2,324	7	2,147	7
Manufacturing	2,319	7	2,267	7
Accommodation and food service	2,306	7	2,288	7
Retail trade	1,854	6	1,866	6
Transportation and warehousing	1,558	5	1,580	5
Energy	1,282	4	1,293	4
Other (professional, construction, education, etc.) (b)	8,512	25	8,551	26
Total C&I loan portfolio	$33,452	100%	$32,633	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5%.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to borrowers in the finance and insurance industry and loans to mortgage companies were 20% and 18% of FHN’s C&I loan portfolio as of June 30, 2024 and December 31, 2023, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Finance and Insurance
The finance and insurance component represented 11% and 12% of the C&I portfolio as of June 30, 2024 and December 31, 2023, respectively, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2024, asset-based lending to consumer finance companies represented approximately $1.9 billion of the finance and insurance component.
Loans to Mortgage Companies
Loans to mortgage companies were 9% and 6% of the C&I portfolio as of June 30, 2024 and December 31, 2023, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In second quarter 2024, 83% of the loan originations were home purchases and 17% were refinance transactions.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of June 30, 2024 and December 31, 2023, respectively. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio

87	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

also includes a smaller balance of loans and leases for solar and wind generating facilities.
Commercial Real Estate
The CRE portfolio totaled $14.7 billion as of June 30, 2024 and $14.2 billion as of December 31, 2023. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE loan balances as of June 30, 2024 were in Florida (26%), Texas (13%), North Carolina (12%), Georgia (10%), Tennessee (9%), and Louisiana (8%). No other state represented more than 5% of the portfolio. The following table represents subcategories of CRE loans by property type:

Table I.2.10
CRE PORTFOLIO BY PROPERTY TYPE

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,976	34%	$4,409	31%
Office	2,751	19	2,782	20
Industrial	2,386	16	2,236	16
Retail	2,233	15	2,310	16
Hospitality	1,393	9	1,467	10
Land/land development	267	2	307	2
Other CRE (a)	663	5	705	5
Total CRE loan portfolio	$14,669	100%	$14,216	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $13.9 billion and $13.7 billion as of June 30, 2024 and December 31, 2023, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of June 30, 2024 were in Florida (29%), Tennessee (22%), Texas (12%), Louisiana (8%), North Carolina (7%), Georgia (5%), and New York (5%). No other state represented more than 5% of the portfolio.
As of June 30, 2024, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759 and the refreshed FICO scores averaged 756 as of June 30, 2024, no change from FICO scores as of December 31, 2023. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of June 30, 2024 and December 31, 2023, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $25 million and $29 million, respectively.
HELOCs comprised $2.1 billion and $2.2 billion of the consumer real estate portfolio as of June 30, 2024 and December 31, 2023, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of June 30, 2024, approximately 95% of FHN's HELOCs were in the draw period compared to 94% at December 31, 2023. It is expected that $574 million, or 28%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to

88	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.11
HELOC DRAW TO REPAYMENT SCHEDULE

	June 30, 2024		December 31, 2023
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$49	2%	$30	1%
13-24	89	4	90	4
25-36	117	6	110	5
37-48	161	8	163	8
49-60	158	8	178	9
>60	1,445	72	1,530	73
Total	$2,019	100%	$2,101	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $751 million as of June 30, 2024 and $793 million as of December 31, 2023. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $42 million decrease was primarily driven by net repayments in the overall portfolio.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 of this Report and “Critical Accounting Policies and Estimates” and Note 4 in FHN's 2023 Form 10-K.
The ALLL increased to $821 million as of June 30, 2024 from $773 million as of December 31, 2023. The increase in the ALLL balance as of June 30, 2024 reflects downgrades, net commercial loan balance increases, and an evolving macroeconomic outlook. The ALLL to total loans and leases ratio increased 5 basis points to 1.31% compared to 1.26% as of December 31, 2023. The ACL to total loans and leases ratio was 1.41% and 1.40% as of June 30, 2024 and December 31, 2023, respectively.

Consolidated Net Charge-offs
Net charge-offs in second quarter 2024 were $34 million, or an annualized 22 basis points of total loans and leases, compared to net charge-offs of $23 million, or 16 basis points of total loans and leases, in second quarter 2023.
The $11 million increase in net charge-offs was primarily driven by higher charge-offs in the commercial real estate portfolio.

89	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Allowance for loan and lease losses
C&I	$344	$339	$326
CRE	221	172	159
Consumer real estate	231	233	221
Credit card and other	25	29	31
Total allowance for loan and lease losses	$821	$773	$737

Reserve for remaining unfunded commitments
C&I	$44	$49	$55
CRE	10	22	24
Consumer real estate	12	12	11
Total reserve for remaining unfunded commitments	$66	$83	$90

Allowance for credit losses
C&I	$388	$388	$381
CRE	231	194	183
Consumer real estate	243	245	232
Credit card and other	25	29	31
Total allowance for credit losses	$887	$856	$827

Period-end loans and leases
C&I	$33,452	$32,633	$33,116
CRE	14,669	14,216	13,891
Consumer real estate	13,909	13,650	13,475
Credit card and other	751	793	813
Total period-end loans and leases	$62,781	$61,292	$61,295

ALLL / loans and leases %
C&I	1.03%	1.04%	0.98%
CRE	1.51	1.21	1.14
Consumer real estate	1.66	1.71	1.64
Credit card and other	3.26	3.63	3.79
Total ALLL / loans and leases %	1.31%	1.26%	1.20%

ACL / loans and leases %
C&I	1.16%	1.19%	1.15%
CRE	1.58	1.36	1.32
Consumer real estate	1.75	1.79	1.73
Credit card and other	3.26	3.63	3.79
Total ACL / loans and leases %	1.41%	1.40%	1.35%

Quarter-to-date net charge-offs (recoveries)
C&I	$13	$29	$14
CRE	19	2	7
Consumer real estate	(1)	—	(2)
Credit card and other	3	5	4
Total net charge-offs (recoveries)	$34	$36	$23

90	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Average loans and leases
C&I	$32,909	$32,520	$32,423
CRE	14,576	14,211	13,628
Consumer real estate	13,783	13,664	13,058
Credit card and other	761	802	815
Total average loans and leases	$62,029	$61,197	$59,924

Charge-off % (annualized)
C&I	0.16%	0.36%	0.18%
CRE	0.53	0.06	0.23
Consumer real estate	(0.04)	—	(0.06)
Credit card and other	1.79	2.36	1.65
Total charge-off %	0.22%	0.23%	0.16%

ALLL / annualized net charge-offs
C&I	672%	292%	572%
CRE	287	2,201	517
Consumer real estate	NM	NM	NM
Credit card and other	179	152	229
Total ALLL / net charge-offs	603%	543%	792%

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
Total NPAs (including NPLs HFS) increased to $582 million as of June 30, 2024 from $469 million as of December 31,
2023, largely driven by an increase in non-accrual CRE loans partially offset by a decline in nonaccrual C&I loans. The increase in nonaccrual CRE loans was largely driven by the non-medical office property type. This portfolio continues to maintain strong underwriting and client selection. In addition, over 50% of the commercial nonaccrual loan balance was current on payments as of June 30, 2024. The nonperforming loans and leases ratio increased 16 basis points to 0.91% as of June 30, 2024 compared to 0.75% as of December 31, 2023.

91	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.13
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	June 30, 2024	December 31, 2023
C&I	$168	$184
CRE	261	136
Consumer real estate	143	140
Credit card and other	2	2
Total nonperforming loans and leases (a)	$574	$462

Nonperforming loans held for sale (a)	$4	$3
Foreclosed real estate and other assets (b)	4	4
Total nonperforming assets (a) (b)	$582	$469

Nonperforming loans and leases to total loans and leases
C&I	0.50%	0.57%
CRE	1.78	0.96
Consumer real estate	1.03	1.02
Credit card and other	0.25	0.30
Total NPL %	0.91%	0.75%

ALLL / NPLs
C&I	205%	184%
CRE	85	126
Consumer real estate	161	167
Credit card and other	1,295	1,202
Total ALLL / NPLs	143%	167%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes government-insured foreclosed real estate. There were no foreclosed real estate balances from GNMA loans at June 30, 2024 and December 31, 2023.

92	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.14
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	June 30, 2024	December 31, 2023
Regional Banking	$425	$323
Specialty Banking	128	116
Corporate	21	23
Consolidated	$574	$462
Foreclosed real estate (c)
Regional Banking	$1	$1
Specialty Banking	2	3
Corporate	1	—
Consolidated	$4	$4
Nonperforming Assets (a) (b) (c)
Regional Banking	$426	$324
Specialty Banking	130	119
Corporate	22	23
Consolidated	$578	$466
Nonperforming loans and leases to loans and leases
Regional Banking	1.03%	0.74%
Specialty Banking	0.60	0.68
Corporate	6.44	4.87
Consolidated	0.91%	0.75%
NPA % (d)
Regional Banking	1.04%	0.74%
Specialty Banking	0.61	0.70
Corporate	6.62	4.96
Consolidated	0.92%	0.76%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages. There were no foreclosed real estate balances from GNMA loans at June 30, 2024 and December 31, 2023.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $6 million as of June 30, 2024 compared to $21 million as of December 31, 2023. Loans 30 to 89 days past due and still accruing increased to $91 million as of June 30, 2024 compared to $85 million as of December 31, 2023, driven by an increase of $9 million in consumer real estate loans and an increase of $1 million in credit card and other loans, offset by a decrease of $4 million in commercial real estate loans.

93	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	June 30, 2024	December 31, 2023
C&I	$33	$33
CRE	4	8
Consumer real estate	52	57
Credit card and other	8	8
Total accruing loans and leases 30+ days past due	$97	$106

Accruing loans and leases 30+ days past due %
C&I	0.10%	0.10%
CRE	0.03	0.06
Consumer real estate	1.37	0.42
Credit card and other	1.00	1.03
Total accruing loans and leases 30+ days past due %	0.15%	0.17%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$1
Consumer real Estate	3	17
Credit card and other	2	3
Total accruing loans and leases 90+ days past due	$6	$21

Loans held for sale
30 to 89 days past due	$13	$12
30 to 89 days past due - guaranteed portion (d)	10	8
90+ days past due	15	9
90+ days past due - guaranteed portion (d)	9	4
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio increased to $1.0 billion as of June 30, 2024 compared to $666 million as of December 31, 2023, reflecting an increase in CRE loans partially offset by a decrease in C&I loans. The increase in CRE loans was largely attributable to grade migration in the office and multi-family portfolios. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
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

94	2Q24 FORM 10-Q REPORT

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
Investment securities were $9.2 billion and $9.7 billion on June 30, 2024 and December 31, 2023, respectively, representing 11% and 12% of total assets. See Note 2 - Investment Securities for more information about the securities portfolio.
Deposits
Total deposits of $64.8 billion as of June 30, 2024 decreased $986 million, or 1%, compared to December 31, 2023 and included a $452 million decline in public funds, which was impacted by seasonality in the second quarter. Interest-bearing deposits decreased $130 million and noninterest-bearing deposits decreased $856 million.

95	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At June 30, 2024, commercial deposits were $35.8 billion, or 55% of total deposits and consumer deposits were $29.0 billion, or 45% of total deposits. At December 31, 2023, commercial deposits were $35.9 billion, or 55% of total deposits and consumer deposits were $29.9 billion, or 45% of total deposits.
At June 30, 2024, 37% of deposits were associated with Tennessee, 19% with Florida, 13% with North Carolina, and 12% with Louisiana, with no other state above 10%. This mix remained consistent with December 31, 2023.
Total estimated uninsured deposits were $26.8 billion as of both June 30, 2024 and December 31, 2023, representing approximately 41% of total deposits for both periods. Of the uninsured deposits at June 30, 2024, $4.8 billion, or 7% of total deposits, were collateralized. At December 31, 2023, collateralized deposits were $5.3 billion, or 8% of total deposits.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.
The following table summarizes the major components of deposits as of June 30, 2024 and December 31, 2023.

Table I.2.16
DEPOSITS

	June 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$25,438	39%	$25,082	38%	$356	1%
Time deposits	7,163	11	6,804	10	359	5
Other interest-bearing deposits	15,845	25	16,690	26	(845)	(5)
Total interest-bearing deposits	48,446	75	48,576	74	(130)	—
Noninterest-bearing deposits	16,348	25	17,204	26	(856)	(5)
Total deposits	$64,794	100%	$65,780	100%	$(986)	(1)%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings increased to $4.9 billion as of June 30, 2024 compared to $3.1 billion as of December 31, 2023, largely from an increase in FHLB borrowings.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.2 billion as of both June 30, 2024 and December 31, 2023.

96	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets.
Total equity was $9.0 billion at June 30, 2024 and $9.3 billion at December 31, 2023. Significant changes included net income of $401 million offset by $387 million in common stock repurchases, $184 million in common and preferred dividends, and $100 million from the Series D Preferred Stock redemption.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table I.2.17
REGULATORY CAPITAL DATA

(Dollars in millions)	June 30, 2024	December 31, 2023
Shareholders’ equity	$8,660	$8,996
Modified CECL transitional amount (a)	28	57
FHN non-cumulative perpetual preferred stock	(426)	(520)
Common equity tier 1 before regulatory adjustments	$8,262	$8,533
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,597)	(1,617)
Net unrealized (gains) losses on securities available for sale	901	836
Net unrealized (gains) losses on pension and other postretirement plans	268	273
Net unrealized (gains) losses on cash flow hedges	112	79
Disallowed deferred tax assets	(1)	—
Common equity tier 1	$7,945	$8,104
FHN non-cumulative perpetual preferred stock	426	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,666	$8,825
Tier 2 capital	1,165	1,097
Total regulatory capital	$9,831	$9,922
Risk-Weighted Assets
First Horizon Corporation	$71,913	$71,074
First Horizon Bank	71,135	70,635
Average Assets for Leverage
First Horizon Corporation	81,697	82,540
First Horizon Bank	80,893	81,898

97	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.18
REGULATORY RATIOS & AMOUNTS

	June 30, 2024		December 31, 2023
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	11.05%	$7,945	11.40%	$8,104
First Horizon Bank	11.31	8,049	11.40	8,055
Tier 1
First Horizon Corporation	12.05	8,666	12.42	8,825
First Horizon Bank	11.73	8,344	11.82	8,350
Total
First Horizon Corporation	13.67	9,831	13.96	9,922
First Horizon Bank	13.16	9,363	13.17	9,303
Tier 1 Leverage
First Horizon Corporation	10.61	8,666	10.69	8,825
First Horizon Bank	10.31	8,344	10.20	8,350
Other Capital Ratios
Total period-end equity to period-end assets	10.89		11.38
Tangible common equity to tangible assets (b)	8.14		8.48
Adjusted tangible common equity to risk-weighted assets (b)	10.37		10.72
(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For June 30, 2024 and December 31, 2023, 25% and 50%, respectively, of the full amount is phased out and not included in Common Equity Tier 1 capital.
(b)Tangible common equity to tangible assets and adjusted tangible common equity to risk-weighted assets are non-GAAP measures and are reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.26.
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
As of June 30, 2024, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios decreased in second quarter 2024 relative to year-end 2023 primarily from the impact of common share repurchases, net income less dividends and an increase in risk-weighted assets. The Tier 1 Leverage ratio for FHN decreased from year-end 2023 largely as a result of common share repurchases and net income less dividends. The Tier 1 Leverage ratio for First Horizon Bank increased from year-end 2023 largely driven by a decrease in average assets. The Series D Preferred Stock redemption did not impact FHN's regulatory capital ratios as it did not qualify as Tier 1 capital because the earliest redemption date was less than five years from the issuance date.
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

98	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
As of June 30, 2024, $366 million in purchases had been made life-to-date under the 2024 program at an average price per share of $14.88, or $14.86, excluding commissions. Program purchases made during the quarter ended June 30, 2024 are summarized in the following table.
Table I.2.19
COMMON STOCK PURCHASES—2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2024
April 1 to April 30	1,885	$14.79	1,885	$467,695
May 1 to May 31	4,678	15.75	4,678	394,024
June 1 to June 30	7,321	15.06	7,321	283,743
Total	13,884	$15.26	13,884

(a) Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

Stock Award Purchases
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended June 30, 2024 are summarized in the following table.
Table I.2.20
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2024
April 1 to April 30	3	$15.00	N/A	N/A
May 1 to May 31	1,001	15.79	N/A	N/A
June 1 to June 30	8	14.71	N/A	N/A
Total	1,012	$15.78	N/A

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

99	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:
Table I.2.21
VaR & SVaR MEASURES

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024			As of June 30, 2024
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$3	$2	$3	$3	$2	$3
SVaR	7	8	5	6	8	4	7
10-day
VaR	9	10	7	8	10	6	8
SVaR	33	40	24	29	40	21	31

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023			As of June 30, 2023
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$3	$2	$3	$4	$2	$3
SVaR	4	6	3	5	7	3	4
10-day
VaR	8	10	6	9	11	6	7
SVaR	20	25	12	23	30	12	20

	Year Ended December 31, 2023			As of December 31, 2023
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$3
SVaR	6	8	3	6
10-day
VaR	8	11	4	10
SVaR	24	34	12	28

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of June 30, 2024		As of June 30, 2023		As of December 31, 2023
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$—	$1	$1	$2	$1	$2
Credit spread risk	—	1	—	2	1	1

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

100	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Based on a static balance sheet as of June 30, 2024, NII exposures over the next 12 months assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(3.9)%
-100	(2.1)%
-50	(1.0)%
-25	(0.5)%
+25	0.4%
+50	0.7%
+100	1.2%
+200	0.6%

101	2Q24 FORM 10-Q REPORT

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
The yield curve was inverted for much of the last half of 2022, throughout 2023, and during the first half of 2024. The inverted yield curve indicates market expectations that short-term rates have likely peaked and then could decline in future periods. Market participants are now projecting one or two rate cuts in the last four months of 2024. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.
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

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through a dynamic, real time forecasting methodology. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of June 30, 2024, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at June 30, 2024.
Table I.2.24
AVAILABLE LIQUIDITY
as of June 30, 2024

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,298	$—	$1,298
FHLB	9,286	1,400	7,886
Discount Window	24,195	—	24,195
Unencumbered securities (b)	978	—	978
Total Available Liquidity			$34,357

(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b) Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 97% as of June 30, 2024 and 93% as of December 31, 2023.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of June 30, 2024, FHN had outstanding $798 million in senior and subordinated unsecured debt and $426 million in non-cumulative perpetual preferred stock. FHN redeemed all

102	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

outstanding shares of its Series D Non-Cumulative Perpetual Preferred Stock effective May 1, 2024. Refer to Note 7 - Preferred Stock for additional information. As of June 30, 2024, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $1.2 billion as of July 1, 2024.
In March 2022, FHN agreed to suspend the Dividend Reinvestment Plan in connection with the TD Transaction. During the suspension period, dividend payments of FHN are not automatically reinvested in additional shares of FHN common stock and participants in the Plan are not able to purchase shares of FHN common stock through optional cash investments under the Plan.
First Horizon Bank declared and paid a common dividend to the parent company in the amount of $310 million in first quarter 2024, $150 million in second quarter 2024 and $350 million in third quarter 2024. Total common dividends of $220 million were declared and paid to the parent company in 2023. First Horizon Bank declared and paid preferred dividends in first and second quarter 2024 and in each quarter of 2023. Additionally, First Horizon Bank declared preferred dividends in third quarter 2024, payable in October 2024.
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
FHN paid a cash dividend of $0.15 per common share on July 1, 2024. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on July 10, 2024 and $331.25 per Series B preferred share and $165 per Series C preferred share on August 1, 2024. In addition, in July 2024, the Board approved cash dividends per share in the following amounts:
Table I.2.25
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	09/13/2024	10/01/2024
Preferred Stock
Series C	$165.00	10/17/2024	11/01/2024
Series E	$1,625.00	09/25/2024	10/10/2024
Series F	$1,175.00	09/25/2024	10/10/2024

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

103	2Q24 FORM 10-Q REPORT

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
Repurchase and Foreclosure Liability
As discussed in Note 10 - Contingencies and Other Disclosures, FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization, and servicing businesses, is comprised of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $16 million as of both June 30, 2024 and December 31, 2023.
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

Inflation, Recession, and Federal Reserve Policy
Economic Overview
The post-COVID economy in the U.S. has been marked by: strong inflation, which began in 2021, peaked in 2022, and abated, though not fully, starting in 2023; the Federal Reserve "tightening" in 2022 and the first half of 2023 to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; low unemployment rates; moderate economic growth; and a profoundly inverted yield curve. Key aspects were:
•Although the U.S. economy flirted with recession in 2022, it did not officially enter one. In 2023 recession concerns moderated significantly. In 2024, recession expectations have remained generally low.
•The rise in short-term interest rates by the Federal Reserve in 2022 was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 4.65% a year later. Hikes after that were much more modest and infrequent.
•In 2023 the Federal Reserve signaled that hikes likely have ended and that a short term rate cut might become appropriate at some point in the future. No rate actions have been taken since then, and no policy or timing commitments have been made. Future actions continue to depend upon future data.
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. now is well below 2022's levels. However, measures of inflation generally remain higher than the Federal Reserve's stated long-term goal of 2%, and the trend is uncertain.
•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) has been both very deep and unusually sustained, with the current inversion having begun in the summer of 2022.

104	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
FHN cannot predict exactly when or how much short-term rates will be changed, how market-driven long-term rates will behave, nor how those actions may affect financial markets, during the next several quarters.
Yield Curve
Unusual yield curve effects, including inversion, are common when monetary policy changes. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion has been sustained continuously since the summer of 2022, an unusually long period. The degree of inversion has varied during that period, but often has been much deeper than is typical. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession, but recession has not yet occurred and the U.S. economy currently does not appear close to entering one.
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
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy expanded in each quarter since then. The expansion rate has varied without a sustained trend.
Recession expectations in the U.S. were high in 2022 and early 2023. They moderated significantly after that. In 2024 recession expectations have fluctuated but generally have remained low.
Fiscal Policy
The Federal Reserve controls monetary policy for the U.S. government, but not fiscal policy (spending and taxation). Fiscal policy often has a significant impact on the U.S. economy. Some of the unusual or unexpected aspects of the post-COVID economy likely were created or supported by historically unusual fiscal stimulus and other stimulative policies which pushed substantial amounts of money into the economy. Actions under these policies included: cash distributions to most households in 2020-21; cash distributions to many small and medium businesses in 2020-21; and legislation authorizing substantial new spending, which continues currently, in several sectors of the economy.
The federal elections in November 2024 could result in significant changes in U.S. fiscal policy in 2025 and 2026.
2023 Banking Crisis
In March 2023, two large regional U.S. banks failed after sudden large deposit outflows, and a major Swiss bank was acquired by another bank at the behest of regulators. In the aftermath of the two U.S. failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. The market values of virtually all U.S. bank stocks fell quickly and strongly in March last year, with a few falling about 90%.
Most U.S. banks saw net outflows of deposits in 2022 and early 2023 as the impacts of COVID-19 crisis programs faded and rates available from non-bank-account investments improved. According to Federal Reserve data, starting in mid-March 2023, the two failures triggered an abrupt and substantial net deposit outflow from all but the largest U.S. banks. The March crisis shock was short-lived, however. During the final week of March both large and small U.S. banks collectively experienced net inflows of deposits, roughly mirroring the first week of March, before the crisis emerged.
In early May 2023, a third large regional U.S. bank failed after experiencing very large deposit outflows in March. Although this failure was widely anticipated, volatility in regional bank stocks reappeared in May. By June bank-stock volatility had abated again, but with regional bank prices well below pre-crisis levels. Although regional bank stock values have recovered significantly in the past year, the market remains highly sensitive to actual and feared weaknesses.

105	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin started to compress. FHN was able to reverse the compression during the year fueled in part by using increased deposits and capital to reduce borrowings. FHN's net interest margin improved in first quarter 2024 compared with the previous quarter, and was flat in second quarter 2024. Second quarter improvements in loan spreads largely were offset by higher funding costs.
In 2022 and early 2023, FHN experienced a normalization of deposit levels since first quarter 2020 as it allowed surge deposits resulting from COVID-driven stimulus programs to move off its balance sheet. Net deposit outflows ranged from roughly $2.0 to $4.0 billion in each of the last three quarters of 2022, and fell again by roughly $2.5 billion in first quarter 2023. That outflow trend ended in second quarter as FHN had net deposit inflows of $4.0 billion. For the year 2023, net deposits increased over $2 billion. However, FHN increased deposit rates appreciably in 2023, particularly in May and June. Deposit costs abated somewhat in first quarter 2024 as 2023's promotional rates reverted to market norms. Deposit costs started to increase during second quarter 2024 in response to heightened competition in many of FHN's markets, and that competitive environment is expected to continue during the second half of 2024.
In addition, some of FHN's businesses have been negatively impacted by higher rates and inversion. Rate increases have pushed home mortgage rates in the U.S. much higher than in early 2022, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility. In first quarter 2024, bond trading revenues and mortgage activity improved. Bond revenues likely benefited from the market's expectation that short-term rates had peaked and soon would be cut, coupled with improved liquidity conditions in the banking sector. In second quarter, however, bond revenues reverted to lower levels as it became clear to the market that rate cuts in 2024 would be fewer and later than had been expected.
A recession, if one were to occur, likely would have a negative impact on FHN's businesses overall. Demand for loans likely would fall, loan losses and provision expense likely would rise, many commercial activities that generate fee income likely would decline, and competition for clients likely would sharpen. The deeper or longer a recession lasts, the more significant these negative impacts are likely to be for FHN. As mentioned above, recessionary expectations remain low currently. However, just as expectations in early 2023 proved to be wrong, current expectations may be just as incorrect.
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

106	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. Those periods appear likely to be extended somewhat as California reportedly considers supplemental legislation and rule-making.
In March 2024 the U.S. Securities and Exchange Commission ("SEC") adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Climate Disclosures Rules”). These rules would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk management processes, and would include a related financial statement and audit requirement, among other things. Refer to "Accounting Changes" below for additional information. The SEC's Climate Disclosures Rules also have a lengthy phase-in period.
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
Potentially of more significance: California may require inquiry of customers rather than merely estimation about them. If FHN is allowed merely to estimate emissions from customers, that process may be costly but would not interfere with its business relationships. If, however, FHN is required to support Scope 3 reporting by obtaining GHG-related information from customers, including customers that are not public companies and that do no business in California, then the California disclosure laws could interfere with FHN's business. In that case, effectively FHN would be required to impose costs and/or inconveniences on its customers. Other banks in FHN's markets, particularly those that are private and not doing business in California, could provide financial services without those requirements, putting FHN at a competitive disadvantage.
Legal Challenges
The California laws, especially the application of those laws to companies outside of California, have been challenged in court. Challengers assert that the laws, among other things, unconstitutionally burden interstate commerce, are pre-empted by federal law, and unconstitutionally compel or burden speech. Challenges could take many years to resolve. A key practical question will be whether the courts maintain a legal stay (a moratorium) on these laws nationwide while challenges are pending.
The SEC's Climate Disclosures rules likewise are being challenged in court. Challengers assert, among other things, that the SEC lacks explicit Congressional authorization to create a regulatory reporting regime pertaining to GHG emissions. The several challenges have been consolidated in the U.S. (federal) 8th Circuit. Possibly anticipating a court-ordered stay, the SEC has suspended the effectiveness of its rules while the court challenges are pending.
Assuming that the various legal challenges leave the SEC's Climate Disclosures Rules entirely or largely intact, the California laws might be further challenged by public companies as having been pre-empted by the SEC's rules.

107	2Q24 FORM 10-Q REPORT

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
Accounting Changes
In March 2024, the SEC adopted its Climate Disclosures Rules (refer to "Greenhouse Gas (GHG) Reporting Regimes" above). Those Rules, when effective, will require registrants to disclose certain climate-related information in registration statements and financial reports. Information required for inclusion within the footnotes to the financial statements for severe weather events and other natural conditions includes 1) income statement effects before insurance recoveries above 1% of pre-tax income/loss, 2) balance sheet effects above 1% of shareholders’ equity, and 3) certain carbon offsets and renewable energy credits. Qualitative discussion is also required for material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans.
Disclosures that are outside the financial statements include 1) Scope 1 and Scope 2 GHG emissions, if material, 2) how the Board of Directors oversees the assessment and management of climate-related risks, 3) management’s role in assessing and managing climate-related risks if the risks are material, 4) climate-related risks that have had or are reasonably likely to have a material effect on its business strategy, results of operations, or financial condition, including whether the risks are expected to manifest in the short term (i.e., next 12 months) and, separately, in the long term (i.e., beyond the next 12 months), 5) if a registrant has adopted a plan to manage material climate transition risks the plan should be described and updated annually to specify its progress toward completing the transition plan, including any actions taken under the plan and how those actions

108	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

have affected the registrant’s business, results of operations, or financial condition, 6) if a registrant has adopted a plan to manage material climate transition risks the plan should be described and updated annually to specify its progress toward completing the transition plan, including any actions taken under the plan and how those actions have affected the registrant’s business, results of operations, or financial condition, 7) if a registrant uses an internal carbon price (e.g., a monetary cost assigned to carbon emissions for budgeting, forecasting, or performance management) and this use is material to how it evaluates material climate-related risks, 8) if a registrant uses a scenario analysis to assess its business in the context of climate-related risks and, on the basis of that analysis, determines that a climate-related risk is reasonably likely to have a material impact, the registrant must describe each scenario, including the parameters, assumptions, and projected financial impacts, 9) a registrant is required to disclose its processes for “identifying, assessing and managing” material climate-related risks, 10) registrants must disclose information about their publicly announced or internal climate-related targets or goals if they materially affect or are reasonably likely to materially affect the business, results of operations, or financial condition (e.g., expenditures or operational changes needed to meet the targets or goals) and 11) registrants must describe quantitatively and qualitatively the material expenditures incurred and material impacts on financial estimates and assumptions that, in management’s assessment, directly result from activities to mitigate or adapt to material climate-related risks.
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

109	2Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.26
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Six Months Ended
(Dollars in millions; shares in thousands)	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$629	$625	$630	$1,253	$1,318
Plus: Noninterest income (GAAP)	186	194	400	381	571
Total revenues (GAAP)	815	819	1,030	1,634	1,889
Less: Noninterest expense (GAAP)	500	515	555	1,015	1,033
Pre-provision net revenue (Non-GAAP)	$315	$304	$475	$619	$856

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$8,949	$9,251	$9,029	$9,100	$8,869
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	426	520	986	473	1,000
(A) Total average common equity	$8,228	$8,436	$7,748	$8,332	$7,574
Less: Average goodwill and other intangible assets (GAAP)(b)	1,680	1,691	1,726	1,685	1,732
(B) Average tangible common equity (Non-GAAP)	$6,548	$6,745	$6,022	$6,647	$5,842

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$739	$739	$1,270	$739	$1,129

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$8,955	$9,173	$8,960	$8,955	$8,960
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	426	520	520	426	520
(E) Total common equity	$8,234	$8,358	$8,145	$8,234	$8,145
Less: Goodwill and other intangible assets (GAAP)(b)	1,675	1,685	1,721	1,675	1,721
(F) Tangible common equity (Non-GAAP)	6,559	6,673	6,424	6,559	6,424
Less: Unrealized gains (losses) on AFS securities, net of tax	(901)	(891)	(964)	(901)	(964)
(G) Adjusted tangible common equity (Non-GAAP)	$7,460	$7,564	$7,388	$7,460	$7,388

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$82,230	$81,799	$85,071	$82,230	$85,071
Less: Goodwill and other intangible assets (GAAP) (b)	1,675	1,685	1,721	1,675	1,721
(I) Tangible assets (Non-GAAP)	$80,555	$80,114	$83,350	$80,555	$83,350

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$71,913	$71,145	$71,517	$71,913	$71,517

Period-end Shares Outstanding
(K) Period-end shares outstanding	536,876	548,637	558,659	536,876	558,659

Ratios
(C)/(A) Return on average common equity (GAAP)	8.98%	8.76%	16.40%	8.87%	14.91%
(C)/(B) Return on average tangible common equity (Non-GAAP)	11.29	10.95	21.10	11.12	19.33
(D)/(H) Total period-end equity to period-end assets (GAAP)	10.89	11.21	10.53	10.89	10.53
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	8.14	8.33	7.71	8.14	7.71
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	10.37	10.63	10.33	10.37	10.33
(E)/(K) Book value per common share (GAAP)	$15.34	$15.23	$14.58	$15.34	$14.58
(F)/(K) Tangible book value per common share (Non-GAAP)	$12.22	$12.16	$11.50	$12.22	$11.50

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

110	2Q24 FORM 10-Q REPORT

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

111	2Q24 FORM 10-Q REPORT

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) Unregistered Equity Securities Sold
Not applicable
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchases” section including tables I.2.19 and I.2.20 and explanatory discussions included in
Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 98 of this report, is incorporated herein by reference.

Items 3. and 4.
Not applicable

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the second quarter of 2024, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the second quarter of 2024 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

112	2Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Table II.5c
TRADING ARRANGEMENTS CREATED, MODIFIED, OR TERMINATED MOST RECENT QUARTER

	Arrangement Type		Type of Action Taken During Quarter	Date Action Taken	Duration or Expiration Date	Total Shares to be
Name & Title	10b5-1	non-10b5-1				Bought	Sold
Not applicable

Item 6.    Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Bylaws of First Horizon Corporation, as amended and restated effective January 22, 2024				8-K	3.1	1/23/2024
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
4.2	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Director Compensation Policy (as amended April 2024)	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

113	2Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furn-ished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X
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

114	2Q24 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: August 2, 2024	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

115	2Q24 FORM 10-Q REPORT