Form 10-Q
period 2024-09-30
FIRST HORIZON CORP
filed 2024-11-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2024
Common Stock, $0.625 par value	530,138,241

10-Q REPORT TABLE OF CONTENTS

GLOSSARY OF ACRONYMS & TERMS

Glossary of Acronyms and Terms
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CECL	Current expected credit loss
CEO	Chief Executive Officer
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure as default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent

GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTC	Historic tax credit
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LRRD	Loan Rehab and Recovery Department
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
Non-PCD	Non-Purchased Credit Deteriorated Financial Assets
NPL	Nonperforming loan
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI	Purchased credit impaired
PD	Probability of default
PM	Portfolio managers

1	3Q24 FORM 10-Q REPORT

GLOSSARY OF ACRONYMS & TERMS

PPP	Paycheck Protection Program
PSU	Performance Stock Unit
RE	Real estate
RM	Relationship managers
ROA	Return on assets
RPL	Reasonably possible loss
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, which the parties mutually terminated on May 4, 2023
TD Transaction	The merger transactions contemplated by the TD Merger Agreement
TDR	Troubled Debt Restructuring
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	3Q24 FORM 10-Q REPORT

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

3	3Q24 FORM 10-Q REPORT

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

4	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

5	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Cash and due from banks	$1,028	$1,012
Interest-bearing deposits with banks	1,286	1,328
Federal funds sold and securities purchased under agreements to resell	1,008	719
Trading securities	1,549	1,412
Securities available for sale at fair value	8,248	8,391
Securities held to maturity (fair value of $1,144 and $1,161, respectively)	1,282	1,323
Loans held for sale (including $87 and $68 at fair value, respectively)	494	502
Loans and leases	62,445	61,292
Allowance for loan and lease losses	(823)	(773)
Net loans and leases	61,622	60,519
Premises and equipment	572	590
Goodwill	1,510	1,510
Other intangible assets	154	186
Other assets	3,882	4,169
Total assets	$82,635	$81,661

Liabilities
Noninterest-bearing deposits	$16,212	$17,204
Interest-bearing deposits	50,363	48,576
Total deposits	66,575	65,780
Trading liabilities	767	509
Short-term borrowings	2,585	2,549
Term borrowings	1,202	1,150
Other liabilities	2,190	2,382
Total liabilities	73,319	72,370

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 16,750 and 26,750 shares, respectively	426	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 532,180,686 and 558,838,694 shares, respectively	333	349
Capital surplus	4,947	5,351
Retained earnings	4,304	3,964
Accumulated other comprehensive loss, net	(989)	(1,188)
FHN shareholders' equity	9,021	8,996
Noncontrolling interest	295	295
Total equity	9,316	9,291
Total liabilities and equity	$82,635	$81,661

See accompanying notes to consolidated financial statements.

6	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2024	2023	2024	2023
Interest income
Interest and fees on loans and leases	$996	$941	$2,923	$2,624
Interest and fees on loans held for sale	10	15	27	40
Interest on investment securities	60	62	179	186
Interest on trading securities	22	19	64	57
Interest on other earning assets	31	43	91	107
Total interest income	1,119	1,080	3,284	3,014
Interest expense
Interest on deposits	434	409	1,231	845
Interest on trading liabilities	6	3	18	8
Interest on short-term borrowings	35	46	104	182
Interest on term borrowings	17	17	50	56
Total interest expense	492	475	1,403	1,091
Net interest income	627	605	1,881	1,923
Provision for credit losses	35	110	140	210
Net interest income after provision for credit losses	592	495	1,741	1,713
Noninterest income
Fixed income	47	28	138	97
Deposit transactions and cash management	45	46	134	133
Brokerage, management fees and commissions	27	21	76	66
Card and digital banking fees	19	20	58	61
Other service charges and fees	13	14	40	41
Trust services and investment management	12	12	36	35
Mortgage banking income	9	7	28	18
Gain on merger termination	—	—	—	225
Securities gains (losses), net	1	—	2	1
Other income	27	25	69	68
Total noninterest income	200	173	581	745
Noninterest expense
Personnel expense	282	266	862	821
Net occupancy expense	33	30	95	92
Computer software	30	26	89	82
Operations services	25	21	69	65
Legal and professional fees	15	13	47	33
Advertising and public relations	14	16	37	47
Contract employment and outsourcing	12	12	40	36
Deposit insurance expense	11	14	51	40
Amortization of intangible assets	11	12	33	36
Equipment expense	10	11	32	32
Communications and delivery	8	8	24	27
Contributions	4	3	6	60
Other expense	56	42	142	137
Total noninterest expense	511	474	1,527	1,508
Income before income taxes	281	194	795	950
Income tax expense	58	52	171	223
Net income	$223	$142	$624	$727
Net income attributable to noncontrolling interest	5	5	15	14
Net income attributable to controlling interest	$218	$137	$609	$713
Preferred stock dividends	5	8	28	24
Net income available to common shareholders	$213	$129	$581	$689

7	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)

Basic earnings per common share	$0.40	$0.23	$1.07	$1.26
Diluted earnings per common share	$0.40	$0.23	$1.06	$1.23
Weighted average common shares	534,222	558,559	544,356	544,952
Diluted average common shares	537,971	561,421	547,629	561,930

See accompanying notes to consolidated financial statements.

8	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions) (Unaudited)	2024	2023	2024	2023
Net income	$223	$142	$624	$727
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	232	(206)	167	(197)
Net unrealized gains (losses) on cash flow hedges	58	(20)	26	(22)
Net unrealized gains (losses) on pension and other postretirement plans	2	3	6	5
Other comprehensive income (loss)	292	(223)	199	(214)
Comprehensive income (loss)	515	(81)	823	513
Comprehensive income attributable to noncontrolling interest	5	5	15	14
Comprehensive income (loss) attributable to controlling interest	$510	$(86)	$808	$499
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$75	$(67)	$53	$(65)
Net unrealized gains (losses) on cash flow hedges	19	(6)	9	(7)
Net unrealized gains (losses) on pension and other postretirement plans	1	1	2	2

See accompanying notes to consolidated financial statements.

9	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2023	26,750	$520	558,839	$349	$5,351	$3,964	$(1,188)	$295	$9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	192	—	5	197
Other comprehensive income (loss)	—	—	—	—	—	—	(83)	—	(83)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(11,052)	(7)	(152)	—	—	—	(159)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	850	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1	17	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2024	26,750	520	548,637	343	5,214	4,072	(1,271)	295	9,173
Net income	—	—	—	—	—	199	—	5	204
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	—	(10)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Series D preferred stock redemption	(10,000)	(94)	—	—	—	(6)	—	—	(100)
Excise tax on preferred stock redemption	—	—	—	—	—	(1)	—	—	(1)
Common stock repurchased (b)	—	—	(14,896)	(9)	(219)	—	—	—	(228)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,135	1	1	—	—	—	2
Stock-based compensation expense	—	—	—	1	12	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, June 30, 2024	16,750	426	536,876	336	5,007	4,172	(1,281)	295	8,955
Net income	—	—	—	—	—	218	—	5	223
Other comprehensive income (loss)	—	—	—	—	—	—	292	—	292
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(81)	—	—	(81)
Common stock repurchased (b)	—	—	(4,743)	(3)	(72)	—	—	—	(75)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	48	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2024	16,750	$426	532,181	$333	$4,947	$4,304	$(989)	$295	$9,316

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $154 million, $212 million, and $75 million repurchased during first, second, and third quarter, respectively, under FHN's general purchase program.

10	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2022	31,686	$1,014	537,101	$336	$4,840	$3,430	$(1,368)	$295	$8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	251	—	4	255
Other comprehensive income	—	—	—	—	—	—	160	—	160
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased	—	—	(159)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	677	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	22	—	—	—	22
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2023	31,686	1,014	537,619	336	4,863	3,595	(1,208)	295	8,895
Net income	—	—	—	—	—	325	—	4	329
Other comprehensive income (loss)	—	—	—	—	—	—	(151)	—	(151)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(82)	—	—	(82)
Preferred stock conversion	(4,936)	(494)	—	—	—	—	—	—	(494)
Common stock repurchased	—	—	(575)	—	(5)	—	—	—	(5)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	1,872	—	—	—	—	—	—
Series G preferred stock conversion	—	—	19,743	12	481	—	—	—	493
Stock-based compensation expense	—	—	—	1	(14)	—	—	—	(13)
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2023	26,750	520	558,659	349	5,325	3,830	(1,359)	295	8,960
Net income	—	—	—	—	—	137	—	5	142
Other comprehensive income (loss)	—	—	—	—	—	—	(223)	—	(223)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(85)	—	—	(85)
Common stock repurchased	—	—	(17)	—	—	—	—	—	—
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	67	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2023	26,750	$520	558,709	$349	$5,337	$3,874	$(1,582)	$295	$8,793

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.

See accompanying notes to consolidated financial statements.

11	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in millions) (Unaudited)	2024	2023
Operating Activities
Net income	$624	$727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	140	210
Deferred income tax expense (benefit)	(21)	23
Depreciation and amortization of premises and equipment	41	41
Amortization of intangible assets	33	36
Net other amortization and accretion	8	14
Net (increase) decrease in trading securities	604	1,063
Net (increase) decrease in derivatives	(3)	(289)
Stock-based compensation expense	44	21
Securities (gains) losses, net	(2)	(1)
Loans held for sale:
Purchases and originations	(2,072)	(1,834)
Gross proceeds from settlements and sales	1,392	860
(Gain) loss due to fair value adjustments and other	(57)	32
Other operating activities, net	346	31
Total adjustments	453	207
Net cash provided by operating activities	1,077	934
Investing Activities
Proceeds from maturities of securities available for sale	614	678
Purchases of securities available for sale	(271)	(228)
Proceeds from prepayments of securities held to maturity	44	40
Proceeds from sales of premises and equipment	8	—
Purchases of premises and equipment	(27)	(23)
Net (increase) decrease in loans and leases	(1,221)	(3,784)
Net (increase) decrease in interest-bearing deposits with banks	43	(533)
Other investing activities, net	8	17
Net cash used in investing activities	(802)	(3,833)
Financing Activities
Common stock:
Stock options exercised	1	5
Cash dividends paid	(252)	(251)
Repurchase of shares	(462)	(10)
Preferred stock:
Series D preferred stock redemption	(100)	—
Cash dividends paid - preferred stock - noncontrolling interest	(15)	(12)
Cash dividends paid - preferred stock	(24)	(24)
Net increase (decrease) in deposits	794	3,526
Net increase (decrease) in short-term borrowings	37	1
Proceeds from issuance of term borrowings	25	—
Repayment of term borrowing	(6)	(450)
Increases (decreases) in term borrowings	32	9
Net cash provided by financing activities	30	2,794
Net increase (decrease) in cash and cash equivalents	305	(105)
Cash and cash equivalents at beginning of period	1,731	1,543
Cash and cash equivalents at end of period	$2,036	$1,438

Supplemental Disclosures
Total interest paid	$1,392	$961
Total taxes paid	93	122
Total taxes refunded	6	15
Transfer from loans to OREO	3	3
Transfer from loans HFS to trading securities	746	919
Preferred stock conversion to common stock	—	493

See accompanying notes to consolidated financial statements.

12	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

13	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
Accounting Changes Issued But Not Currently Effective
ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures" that requires public entities to provide disclosures of significant segment expenses, including interest expense, and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
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

14	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

15	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of September 30, 2024 and December 31, 2023:

INVESTMENT SECURITIES AT SEPTEMBER 30, 2024
	September 30, 2024
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,754	$5	$(460)	$4,299
Government agency issued CMO	2,530	1	(276)	2,255
Other U.S. government agencies	1,251	5	(122)	1,134
States and municipalities	598	1	(39)	560
Total securities available for sale (a)	$9,133	$12	$(897)	$8,248

Securities held to maturity:
Government agency issued MBS	$814	$—	$(77)	$737
Government agency issued CMO	468	—	(61)	407
Total securities held to maturity (a)	$1,282	$—	$(138)	$1,144

(a)Includes $7.2 billion of securities available for sale and $1.3 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

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

16	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of September 30, 2024 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$41	$41
After 1 year through 5 years	—	—	123	117
After 5 years through 10 years	—	—	378	352
After 10 years	—	—	1,307	1,184
Subtotal	—	—	1,849	1,694
Government agency issued MBS and CMO (a)	1,282	1,144	7,284	6,554
Total	$1,282	$1,144	$9,133	$8,248

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and nine months ended September 30, 2024 and 2023.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2024 and December 31, 2023:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of September 30, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$—	$—	$4,057	$(460)	$4,057	$(460)
Government agency issued CMO	150	—	2,002	(276)	2,152	(276)
Other U.S. government agencies	—	—	909	(122)	909	(122)
States and municipalities	4	—	452	(39)	456	(39)
Total	$154	$—	$7,420	$(897)	$7,574	$(897)

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$140	$(2)	$4,231	$(577)	$4,371	$(579)
Government agency issued CMO	32	—	2,098	(341)	2,130	(341)
Other U.S. government agencies	114	(2)	905	(149)	1,019	(151)
States and municipalities	14	—	465	(41)	479	(41)
Total	$300	$(4)	$7,699	$(1,108)	$7,999	$(1,112)

17	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $28 million and $32 million as of September 30, 2024 and December 31, 2023, respectively. Consistent with FHN's review of the related securities, there were no credit-related write-downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write-downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and nine month periods ended September 30, 2024 and 2023.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both September 30, 2024 and December 31, 2023. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of September 30, 2024 and December 31, 2023. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $91 million and $89 million at September 30, 2024 and December 31, 2023, respectively. The year-to-date 2024 and 2023 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized gains of $4 million and $11 million were recognized in the three and nine months ended September 30, 2024, respectively, for equity investments with readily determinable fair values. Unrealized gains of less than $1 million and $7 million were recognized in the three and nine months ended September 30, 2023, respectively, for equity investments with readily determinable fair values.

18	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of September 30, 2024 and December 31, 2023, excluding accrued interest of $281 million and $287 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	September 30, 2024	December 31, 2023
Commercial:
Commercial and industrial (a) (b)	$29,848	$30,609
Loans to mortgage companies	3,244	2,024
Total commercial, financial, and industrial	33,092	32,633
Commercial real estate	14,705	14,216
Consumer:
HELOC	2,085	2,219
Real estate installment loans	11,876	11,431
Total consumer real estate	13,961	13,650
Credit card and other (c)	687	793
Loans and leases	$62,445	$61,292
Allowance for loan and lease losses	(823)	(773)
Net loans and leases	$61,622	$60,519

(a)Includes equipment financing leases of $1.4 billion and $1.2 billion for September 30, 2024 and December 31, 2023, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $15 million and $29 million as of September 30, 2024 and December 31, 2023, respectively.
(c)Includes $184 million and $180 million of commercial credit card balances as of September 30, 2024 and December 31, 2023, respectively.

Restrictions
Loans and leases with carrying values of $46.6 billion and $46.1 billion were pledged as collateral for borrowings at September 30, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of September 30, 2024, FHN had loans to mortgage companies of $3.2 billion and loans to finance and insurance companies of $3.7 billion. As a result, 21% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

19	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of September 30, 2024 and December 31, 2023:

C&I PORTFOLIO
	September 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$4,726	$2,801	$3,893	$2,523	$1,145	$4,061	$3,244	$8,665	$287	$31,345
Special Mention (PD grade 13)	80	44	55	34	17	120	—	332	33	715
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	63	145	139	155	37	181	—	274	38	1,032
Total C&I loans	$4,869	$2,990	$4,087	$2,712	$1,199	$4,362	$3,244	$9,271	$358	$33,092

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$4,008	$5,637	$3,506	$1,636	$1,665	$3,448	$2,019	$9,087	$327	$31,333
Special Mention (PD grade 13)	75	60	64	56	101	57	—	186	—	599
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	135	94	51	39	100	5	187	49	701
Total C&I loans	$4,124	$5,832	$3,664	$1,743	$1,805	$3,605	$2,024	$9,460	$376	$32,633

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.
(b)    Balances include PPP loans.

CRE PORTFOLIO
	September 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$486	$1,154	$3,449	$3,200	$1,010	$3,415	$351	$59	$13,124
Special Mention (PD grade 13)	—	38	239	175	29	121	—	1	603
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	17	199	174	120	462	6	—	978
Total CRE loans	$486	$1,209	$3,887	$3,549	$1,159	$3,998	$357	$60	$14,705

20	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$853	$3,473	$3,518	$1,162	$1,216	$2,853	$393	$18	$13,486
Special Mention (PD grade 13)	5	1	129	86	175	82	—	—	478
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	5	11	175	59	—	—	252
Total CRE loans	$858	$3,476	$3,652	$1,259	$1,566	$2,994	$393	$18	$14,216

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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of September 30, 2024 and December 31, 2023. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following tables as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

21	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

CONSUMER REAL ESTATE PORTFOLIO
	September 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$803	$1,524	$2,043	$1,623	$690	$1,611	$1,419	$57	$9,770
FICO score 720-739	118	198	274	218	100	283	177	18	1,386
FICO score 700-719	76	143	220	183	74	255	147	20	1,118
FICO score 660-699	100	166	185	105	76	303	146	27	1,108
FICO score 620-659	8	11	17	22	21	127	31	9	246
FICO score less than 620	12	21	19	19	18	210	22	12	333
Total	$1,117	$2,063	$2,758	$2,170	$979	$2,789	$1,942	$143	$13,961

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,572	$2,099	$1,720	$730	$465	$1,332	$1,522	$50	$9,490
FICO score 720-739	205	286	227	107	88	230	192	15	1,350
FICO score 700-719	154	232	193	81	52	224	159	17	1,112
FICO score 660-699	170	198	113	83	53	290	168	18	1,093
FICO score 620-659	11	20	23	22	36	106	36	7	261
FICO score less than 620	18	19	15	20	12	225	24	11	344
Total	$2,130	$2,854	$2,291	$1,043	$706	$2,407	$2,101	$118	$13,650

The following tables reflect the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of September 30, 2024 and December 31, 2023.

CREDIT CARD & OTHER PORTFOLIO
	September 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$21	$29	$13	$6	$3	$23	$194	$6	$295
FICO score 720-739	9	4	2	1	—	4	22	2	44
FICO score 700-719	1	2	2	—	—	3	14	—	22
FICO score 660-699	1	2	1	—	—	4	19	—	27
FICO score 620-659	2	1	—	—	—	1	9	—	13
FICO score less than 620	7	11	7	5	6	70	179	1	286
Total	$41	$49	$25	$12	$9	$105	$437	$9	$687

22	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$52	$26	$10	$5	$3	$27	$207	$5	$335
FICO score 720-739	5	3	1	1	1	5	24	1	41
FICO score 700-719	5	4	1	1	1	4	25	1	42
FICO score 660-699	4	3	1	1	1	8	23	—	41
FICO score 620-659	2	1	1	—	—	3	7	—	14
FICO score less than 620	12	9	6	8	13	103	168	1	320
Total	$80	$46	$20	$16	$19	$150	$454	$8	$793

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

The following table reflects accruing and non-accruing loans and leases by class on September 30, 2024 and December 31, 2023:

ACCRUING & NON-ACCRUING LOANS AND LEASES
	September 30, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,629	$28	$1	$29,658	$102	$24	$64	$190	$29,848
Loans to mortgage companies	3,244	—	—	3,244	—	—	—	—	3,244
Total commercial, financial, and industrial	32,873	28	1	32,902	102	24	64	190	33,092
Commercial real estate:
CRE (b)	14,441	5	—	14,446	181	—	78	259	14,705
Consumer real estate:
HELOC (c)	2,038	10	3	2,051	20	5	9	34	2,085
Real estate installment loans (d)	11,743	29	10	11,782	30	7	57	94	11,876
Total consumer real estate	13,781	39	13	13,833	50	12	66	128	13,961
Credit card and other:
Credit card	268	2	3	273	—	—	—	—	273
Other	411	2	—	413	—	—	1	1	414
Total credit card and other	679	4	3	686	—	—	1	1	687
Total loans and leases	$61,774	$76	$17	$61,867	$333	$36	$209	$578	$62,445

23	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,398	$31	$1	$30,430	$108	$18	$53	$179	$30,609
Loans to mortgage companies	2,018	1	—	2,019	5	—	—	5	2,024
Total commercial, financial, and industrial	32,416	32	1	32,449	113	18	53	184	32,633
Commercial real estate:
CRE (b)	14,072	8	—	14,080	41	—	95	136	14,216
Consumer real estate:
HELOC (c)	2,158	11	4	2,173	30	6	10	46	2,219
Real estate installment loans (d)	11,295	29	13	11,337	43	6	45	94	11,431
Total consumer real estate	13,453	40	17	13,510	73	12	55	140	13,650
Credit card and other:
Credit card	271	3	3	277	—	—	—	—	277
Other	512	2	—	514	1	—	1	2	516
Total credit card and other	783	5	3	791	1	—	1	2	793
Total loans and leases	$60,724	$85	$21	$60,830	$228	$30	$204	$462	$61,292

(a)    $175 million and $178 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
(b)    $253 million and $129 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
(c)    $3 million and $4 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, FHN had commercial loans with amortized cost of approximately $376 million and $250 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $134 million and $242 million, respectively, at September 30, 2024. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three and nine months ended September 30, 2024, FHN recognized charge-offs of $27 million and $67 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $6 million and $28 million, respectively, as of September 30, 2024 and $6 million and $27 million, respectively, as of December 31, 2023. Charge-offs relating to collateral-dependent consumer loans were $1 million for the nine months ended September 30, 2024 and September 30, 2023.
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

24	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of September 30, 2024:

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Interest Rate Reduction
	September 30, 2024			September 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Reduced weighted-average contractual interest rate from 9.93% to 6.56%	$1	—%	Reduced weighted-average contractual interest rate from 8.60% to 5.00%
Credit card and other (a)	—	—	Reduced weighted-average contractual interest rate from 4.78% to 3.65%	—	—	Reduced weighted-average contractual interest rate from 13.30% to 0.00%
Total	$—	—%		$1	—%
(a) Balance less than $1 million.

	Term Extension
	September 30, 2024			September 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$111	0.3%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers	$81	0.2%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	116	0.8	Added a weighted-average 1.5 years to the life of loans, which reduced monthly payment amounts for the borrowers	42	0.3	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer real estate (a)	—	—	Added a weighted-average 22.0 years to the life of loans, which reduced monthly payment amounts for the borrowers	2	—	Added a weighted-average 10 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$227	0.4%		$125	0.2%
(a) Balance less than $1 million.

25	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	Principal Forgiveness
	September 30, 2024			September 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Less than $1 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end	$1	—%	$1.3 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end
Total	$—	—%		$1	—%
(a) Balance less than $1 million.

	Payment Deferrals
	September 30, 2024			September 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate	$—	—%	N/A	$3	—%	Payment deferral for 11 months, with a balloon payment at the end of the term
Total	$—	—%		$3	—%

	Combination - Term Extension and Interest Rate Reduction
	September 30, 2024			September 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate	$3	—%	Added a weighted-average 10.9 years to the life of loans and reduced weighted-average contractual interest rate from 8.66% to 4.06%	$5	—%	Added a weighted-average 13.5 years to the life of loans and reduced weighted-average contractual interest rate from 5.60% to 4.80%
Total	$3	—%		$5	—%

	Combination - Term Extension, Interest Rate Reduction, and Interest Forgiveness
	September 30, 2024			September 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A	$2	—%	Added a weighted-average 3.7 years to the life of loans, reduced weighted-average contractual interest rate from 11.25% to 7.50% and provided less than $1 million in interest forgiveness
Total	$—	—%		$2	—%

	Combination - Term Extension, Interest Rate Reduction, and Interest Deferrals
	September 30, 2024			September 30, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
CRE	$—	—%	N/A	$16	0.1%	Added a weighted-average 1 year to the life of loans, reduced weighted-average contractual interest rate from 8.65% to 8.00% and provided less than $1 million in deferred interest
Total	$—	—%		$16	—%

26	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled less than $1 million and $21 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the performance of loans that have been modified in the last 12 months:

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	September 30, 2024

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$101	$—	$—	$26
CRE	3	—	—	2
Consumer Real Estate	87	—	—	29
Total	$191	$—	$—	$57

27	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
The expected loan losses are the product of multiplying FHN’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure at default (EAD), including amortization and prepayment assumptions, on an undiscounted basis. FHN uses models or assumptions to develop the expected loss forecasts, which incorporate multiple macroeconomic forecasts over a reasonable and supportable forecast period of at most four years. After the reasonable and supportable forecast period, the Company immediately reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, generally incorporating loan grades for commercial loans. As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN uses qualitative adjustments where current loan characteristics or current or forecasted economic conditions differ from historical periods.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The increase in the ACL balance as of September 30, 2024, as compared to December 31, 2023, largely reflects downgrades and an evolving macroeconomic outlook. In developing credit loss estimates for its loan and lease portfolios, FHN utilized two Moody’s forecast scenarios for its macroeconomic inputs. As of September 30, 2024, among other things, FHN's scenario selection process factored in the outlook for production, inflation, interest rates, employment, real estate prices and international conflict. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. A smaller weight was placed on the FHN-selected downside scenario which was the Moody's S3 alternative scenario. FHN's scenario selection process was consistent with the prior quarter.
Management also made qualitative adjustments to reflect estimated recoveries based on a review of prior charge-off and recovery levels, for default risk associated with large balances with individual borrowers, for estimated loss amounts not reflected in historical factors due to specific portfolio risk or identified model limitations, and for instances where limited data for acquired loans is considered to affect modeled results.
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and nine months ended September 30, 2024 and 2023:

28	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended September 30, 2024
Allowance for loan and lease losses:
Balance as of July 1, 2024	$344	$221	$231	$25	$821
Charge-offs	(12)	(15)	(1)	(5)	(33)
Recoveries	4	1	3	1	9
Provision for loan and lease losses	16	11	(3)	2	26
Balance as of September 30, 2024	$352	$218	$230	$23	$823

Reserve for remaining unfunded commitments:
Balance as of July 1, 2024	$44	$10	$12	$—	$66
Provision for remaining unfunded commitments	11	(2)	—	—	9
Balance as of September 30, 2024	55	8	12	—	75
Allowance for credit losses as of September 30, 2024	$407	$226	$242	$23	$898

	Three Months Ended September 30, 2023
Allowance for loan and lease losses:
Balance as of July 1, 2023	$326	$159	$221	$31	$737
Charge-offs (b)	(91)	(5)	(1)	(7)	(104)
Recoveries	5	1	2	1	9
Provision for loan and lease losses	95	14	6	3	118
Balance as of September 30, 2023	$335	$169	$228	$28	$760

Reserve for remaining unfunded commitments:
Balance as of July 1, 2023	$55	$24	$11	$—	$90
Provision for remaining unfunded commitments	(6)	(3)	1	—	(8)
Balance as of September 30, 2023	49	21	12	—	82
Allowance for credit losses as of September 30, 2023	$384	$190	$240	$28	$842

29	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Nine Months Ended September 30, 2024
Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(64)	(47)	(2)	(15)	(128)
Recoveries	19	1	6	4	30
Provision for loan and lease losses	58	92	(7)	5	148
Balance as of September 30, 2024	$352	$218	$230	$23	$823

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	$49	$22	$12	$—	$83
Provision for remaining unfunded commitments	6	(14)	—	—	(8)
Balance as of September 30, 2024	55	8	12	—	75
Allowance for credit losses as of September 30, 2024	$407	$226	$242	$23	$898

	Nine Months Ended September 30, 2023
Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02	1	—	(7)	—	(6)
Charge-offs (b)	(124)	(15)	(3)	(17)	(159)
Recoveries	12	2	7	4	25
Provision for loan and lease losses	138	36	31	10	215
Balance as of September 30, 2023	$335	$169	$228	$28	$760

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	$55	$22	$10	$—	$87
Provision for remaining unfunded commitments	(6)	(1)	2	—	(5)
Balance as of September 30, 2023	49	21	12	—	82
Allowance for credit losses as of September 30, 2023	$384	$190	$240	$28	$842

(a) C&I loans as of September 30, 2024 and 2023 include $15 million and $35 million in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b) Charge-offs in the C&I portfolio in 2023 include $72 million from a single credit from a company in bankruptcy.

The following table presents gross charge-offs by year of origination for the nine months ended September 30, 2024 and 2023:

GROSS CHARGE-OFFS
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$—	$13	$13	$23	$1	$11	$3	$64
CRE	—	—	1	—	16	30	—	47
Consumer Real Estate	—	1	—	—	—	1	—	2
Credit Card and Other	6	1	1	—	—	1	6	15
Total	$6	$15	$15	$23	$17	$43	$9	$128

	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I (a)	$74	$13	$6	$4	$9	$13	$5	$124
CRE	—	—	—	—	2	13	—	15
Consumer Real Estate	—	—	—	1	—	2	—	3
Credit Card and Other	9	—	1	—	—	2	5	17
Total	$83	$13	$7	$5	$11	$30	$10	$159

(a) Includes $72 million from a single credit from a company in bankruptcy.

30	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
At September 30, 2024, FHN had approximately $31 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2024 and 2023, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity related to residential mortgage loans held for sale as of and for the nine months ended September 30, 2024 and the year ended December 31, 2023.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	September 30, 2024	December 31, 2023
Balance at beginning of period	$62	$44
Originations and purchases	738	692
Sales, net of gains	(717)	(674)
Balance at end of period	$83	$62

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

MORTGAGE SERVICING RIGHTS
	September 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$29	$(9)	$20	$25	$(7)	$18

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of September 30, 2024 and December 31, 2023. Total mortgage servicing fees included in mortgage banking income were $3 million for the nine months ended September 30, 2024 and 2023.

31	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

GOODWILL
(Dollars in millions)	Regional Banking	Specialty Banking	Total
December 31, 2022 (a)	$825	$686	$1,511
Additions	—	—	—
Divestitures (b)	—	(1)	(1)
December 31, 2023	$825	$685	$1,510
Additions	—	—	—
Divestitures	—	—	—
September 30, 2024	$825	$685	$1,510

(a)FHN reorganized its internal management structure and reallocated goodwill in its reportable segments effective January 1, 2024. Prior periods have been revised to reflect this reallocation.
(b)Reduction in goodwill is related to the divestiture of FHN Financial Main Street Advisors assets in December 2023.

FHN performed the required annual goodwill impairment test as of October 1, 2023. The annual qualitative impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual periods, management will evaluate whether an impairment analysis is warranted. FHN is currently in the process of performing its annual impairment analysis as of October 1, 2024.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets:

OTHER INTANGIBLE ASSETS
	September 30, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$368	$(236)	$132	$368	$(208)	$160
Client relationships	32	(17)	15	32	(16)	16
Other (a)	27	(20)	7	27	(17)	10
Total	$427	$(273)	$154	$427	$(241)	$186

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

32	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock:

PREFERRED STOCK
(Dollars in millions)								September 30, 2024	December 31, 2023
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	—	—	—	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						16,750	$438	$426	$520

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

FHN redeemed all outstanding shares of Series D Preferred Stock effective May 1, 2024. The difference between the $100 million outstanding liquidation preference amount and the $94 million carrying value of the Series D Preferred Stock along with the related share repurchase tax resulted in $7 million in deemed dividends that were included in net income available to common shareholders and EPS for the nine months ended September 30, 2024.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On September 30, 2024 and December 31, 2023, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. (FTRESC), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred
Shares are cumulative and are payable semi-annually. At September 30, 2024 and December 31, 2023, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

33	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2024 and 2023:

ACCUMULATED OTHER COMPREHENSIVE INCOME

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2024	$(901)	$(112)	$(268)	$(1,281)
Net unrealized gains (losses)	232	45	—	277
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	232	58	2	292
Balance as of September 30, 2024	$(669)	$(54)	$(266)	$(989)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2024	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	167	(13)	—	154
Amounts reclassified from AOCI	—	39	6	45
Other comprehensive income (loss)	167	26	6	199
Balance as of September 30, 2024	$(669)	$(54)	$(266)	$(989)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2023	$(964)	$(129)	$(266)	$(1,359)
Net unrealized gains (losses)	(206)	(34)	1	(239)
Amounts reclassified from AOCI	—	14	2	16
Other comprehensive income (loss)	(206)	(20)	3	(223)
Balance as of September 30, 2023	$(1,170)	$(149)	$(263)	$(1,582)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2023	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	(197)	(60)	(1)	(258)
Amounts reclassified from AOCI	—	38	6	44
Other comprehensive income (loss)	(197)	(22)	5	(214)
Balance as of September 30, 2023	$(1,170)	$(149)	$(263)	$(1,582)

34	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI	2024	2023	2024	2023	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$17	$18	$51	$50	Interest and fees on loans and leases
Tax expense (benefit)	(4)	(4)	(12)	(12)	Income tax expense
	13	14	39	38
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$3	$3	$8	$8	Other expense
Tax expense (benefit)	(1)	(1)	(2)	(2)	Income tax expense
	2	2	6	6
Total reclassification from AOCI	$15	$16	$45	$44

35	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows:

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2024	2023	2024	2023
Net income	$223	$142	$624	727
Net income attributable to noncontrolling interest	5	5	15	14
Net income attributable to controlling interest	218	137	609	713
Preferred stock dividends	5	8	28	24
Net income available to common shareholders	$213	$129	$581	$689

Weighted average common shares outstanding—basic	534,222	558,559	544,356	544,952
Effect of dilutive restricted stock, performance equity awards and options	3,749	2,862	3,273	4,250
Effect of dilutive convertible preferred stock (a)	—	—	—	12,728
Weighted average common shares outstanding—diluted	537,971	561,421	547,629	561,930

Basic earnings per common share	$0.40	$0.23	$1.07	$1.26
Diluted earnings per common share	$0.40	$0.23	$1.06	$1.23

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

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2024	2023	2024	2023
Stock options excluded from the calculation of diluted EPS	963	1,928	1,024	—
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$16.87	$16.44	$16.99	$24.36
Other equity awards excluded from the calculation of diluted EPS	3,964	7,589	5,151	2,496

36	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2024, the aggregate amount of liabilities established for all such loss contingency matters was $1 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2024, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

37	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $15 million and $16 million as of September 30, 2024 and December 31, 2023, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

38	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
The components of net periodic benefit cost for the three and nine months ended September 30 were as follows:

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Components of net periodic benefit cost
Interest cost	$8	$10	$25	$26
Expected return on plan assets	(8)	(9)	(24)	(25)
Amortization of unrecognized:
Actuarial (gain) loss	3	3	9	9
Net periodic benefit cost	$3	$4	$10	$10

39	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

40	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present financial information for each reportable business segment for the three and nine months ended September 30, 2024 and 2023:

SEGMENT FINANCIAL INFORMATION
	Three Months Ended September 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$517	$166	$(56)	$627
Provision for credit losses	33	3	(1)	35
Noninterest income	114	67	19	200
Noninterest expense (a)	329	104	78	511
Income (loss) before income taxes	269	126	(114)	281
Income tax expense (benefit)	63	31	(36)	58
Net income (loss)	$206	$95	$(78)	$223
Average assets	$43,425	$24,945	$13,996	$82,366

	Three Months Ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$558	$160	$(113)	$605
Provision for credit losses	113	2	(5)	110
Noninterest income	106	49	18	173
Noninterest expense (a)	310	96	68	474
Income (loss) before income taxes	241	111	(158)	194
Income tax expense (benefit) (b)	56	27	(31)	52
Net income (loss)	$185	$84	$(127)	$142
Average assets	$43,249	$24,084	$15,887	$83,220

(a)2024 includes $15 million in derivative valuation adjustments related to prior Visa Class B share sales, $2 million of restructuring costs, and a $2 million FDIC special assessment expense credit in the Corporate segment. 2023 includes $10 million of restructuring costs in the Corporate segment.
(b)2023 includes $24 million in expense related to the surrender of bank-owned life insurance policies and an $11 million benefit from merger-related tax items in the Corporate segment.

41	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,572	$476	$(167)	$1,881
Provision for credit losses	119	26	(5)	140
Noninterest income	328	203	50	581
Noninterest expense (a)	986	311	230	1,527
Income (loss) before income taxes	795	342	(342)	795
Income tax expense (benefit)	185	83	(97)	171
Net income (loss)	$610	$259	$(245)	$624
Average assets	$43,344	$24,432	$14,003	$81,779

	Nine Months Ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Net interest income (expense)	$1,705	$467	$(249)	$1,923
Provision for credit losses	184	35	(9)	210
Noninterest income (b)	316	156	273	745
Noninterest expense (a)	937	292	279	1,508
Income (loss) before income taxes	900	296	(246)	950
Income tax expense (benefit) (c)	210	72	(59)	223
Net income (loss)	$690	$224	$(187)	$727
Average assets	$42,285	$23,353	$15,833	$81,471

(a)2024 includes $15 million in derivative valuation adjustments related to prior Visa Class B share sales, $10 million in restructuring costs and a net FDIC special assessment of $10 million in the Corporate segment. 2023 includes $10 million of restructuring costs, a $50 million contribution to the First Horizon Foundation, $15 million in derivative valuation adjustments related to prior Visa Class B share sales and $51 million in merger and integration expenses related to the TD Transaction in the Corporate segment.
(b)2023 includes a $225 million gain on merger termination in the Corporate segment.
(c)2023 includes $24 million in expense related to the surrender of bank-owned life insurance policies and an $11 million benefit from merger-related tax items in the Corporate segment.

42	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and nine months ended September 30, 2024 and 2023:

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended September 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$47	$—	$47
Deposit transactions and cash management	40	3	2	45
Brokerage, management fees and commissions	27	—	—	27
Card and digital banking fees	17	—	2	19
Other service charges and fees	6	7	—	13
Trust services and investment management	12	—	—	12
Mortgage banking income	—	8	1	9
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	12	2	13	27
Total noninterest income	$114	$67	$19	$200

	Three Months Ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$28	$—	$28
Deposit transactions and cash management	41	3	2	46
Brokerage, management fees and commissions	21	—	—	21
Card and digital banking fees	18	1	1	20
Other service charges and fees	6	8	—	14
Trust services and investment management	12	—	—	12
Mortgage banking income	—	7	—	7
Other income (c)	8	2	15	25
Total noninterest income	$106	$49	$18	$173

(a)2024 and 2023 include $11 million and $13 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

43	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2024
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$138	$—	$138
Deposit transactions and cash management	119	9	6	134
Brokerage, management fees and commissions	76	—	—	76
Card and digital banking fees	51	2	5	58
Other service charges and fees	18	22	—	40
Trust services and investment management	36	—	—	36
Mortgage banking income	—	27	1	28
Securities gains (losses), net (b)	—	—	2	2
Other income (c)	28	5	36	69
Total noninterest income	$328	$203	$50	$581

	Nine Months Ended September 30, 2023
(Dollars in millions)	Regional Banking	Specialty Banking	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$98	$(1)	$97
Deposit transactions and cash management	118	9	6	133
Brokerage, management fees and commissions	66	—	—	66
Card and digital banking fees	54	2	5	61
Other service charges and fees	18	23	—	41
Trust services and investment management	35	—	—	35
Mortgage banking income	—	18	—	18
Gain on merger termination	—	—	225	225
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	25	6	37	68
Total noninterest income	$316	$156	$273	$745

(a)2024 and 2023 include $31 million and $32 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

44	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of September 30, 2024 and December 31, 2023:

CONSOLIDATED VIEs
(Dollars in millions)	September 30, 2024	December 31, 2023
Assets:
Other assets	$193	$177

Liabilities:
Other liabilities	$167	$150

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
FHN accounts for qualifying LIHTC investments under the proportional amortization method (PAM). Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN has determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and has made the election to apply the PAM for these programs. Under this method an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. Prior to 2024, LIHTC investments that did not qualify for the PAM were accounted for using the equity method. Expenses associated with non-qualifying LIHTC investments were not material for the three and nine months ended September 30, 2024 and 2023.

45	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 for investments accounted for under the PAM. The impact of these investments is Included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Income tax expense (benefit):
Amortization of qualifying investments	$18	$13	$48	$39
Tax credits	(19)	(14)	(52)	(41)
Other tax benefits related to qualifying investments	(3)	(3)	(9)	(8)

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

46	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN. The following tables summarize FHN’s nonconsolidated VIEs as of September 30, 2024 and December 31, 2023:

NONCONSOLIDATED VIEs AT SEPTEMBER 30, 2024
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$592	$201	(a)
Other tax credit investments (b)	98	82	Other assets
Small issuer trust preferred holdings (c)	171	—	Loans and leases
On-balance sheet trust preferred securitization	26	88	(d)
Holdings of agency mortgage-backed securities (c)	8,263	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	152	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $391 million of current investments and $201 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2024.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)Includes $428 million classified as trading securities, $1.3 billion classified as held to maturity, and $6.6 billion classified as securities available for sale.
(f)Maximum loss exposure represents $152 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(g)No exposure to loss due to nature of FHN's involvement.

47	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2024 and December 31, 2023, respectively, FHN had $323 million and $406 million of cash receivables and $28 million and $33 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

48	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $38 million and $19 million for the three months ended September 30, 2024 and 2023, and $113 million and $68 million for the nine months ended September 30, 2024 and 2023, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of September 30, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH TRADING
	September 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,158	$37	$132
Offsetting upstream interest rate contracts	4,329	89	38
Forwards and futures purchased	2,307	4	1
Forwards and futures sold	2,278	2	3

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,067	$22	$197
Offsetting upstream interest rate contracts	4,273	135	23
Forwards and futures purchased	777	9	—
Forwards and futures sold	912	—	9

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of September 30, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	September 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,385	$48	$257
Offsetting upstream interest rate contracts	8,385	255	48

49	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,375	$21	$392
Offsetting upstream interest rate contracts	8,375	389	22

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$240	$(95)	$163	$(63)
Offsetting upstream interest rate contracts (a)	(240)	95	(163)	63

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2024 and December 31, 2023:

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	September 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$9
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

50	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,200	$—	$32
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,200	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$77	$(30)	$35	$(44)
Gain (loss) recognized in other comprehensive income (loss)	45	(34)	(13)	(60)
Gain (loss) reclassified from AOCI into interest income	13	14	39	38

(a)Approximately $4 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	September 30, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$77	$1	$—
Forward contracts written	123	—	—

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$55	$1	$—
Forward contracts written	93	—	1

51	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and nine months ended September 30, 2024 and 2023:

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$—	$—	$—	$(2)
Forward contracts written	3	(2)	(5)	2

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2024 and December 31, 2023, the derivative liabilities associated with the sales of Visa Class B shares were $32 million and $23 million, respectively. FHN recognized $15 million in derivative valuation adjustments related to prior sales of Visa Class B shares for both the three and nine months ended September 30, 2024 and the year ended December 31, 2023. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2024 and December 31, 2023, these loans were valued at $11 million and $17 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of September 30, 2024 and December 31, 2023, the notional values of FHN’s risk participations were $326 million and $351 million of derivative assets and $918 million and $874 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at September 30, 2024 and December 31, 2023, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
FHN holds certain certificates of deposit with the rate of return based on an equity index which is considered an embedded derivative as a written option that must be separately recognized. The risks of the written option are offset by purchasing an option with terms that mirror the written option, which is also carried at fair value on the Company’s Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, FHN had recognized an insignificant amount of assets and liabilities associated with these contracts.
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
Interest rate derivatives are subject to agreements consistent with standard agreement forms of the ISDA.

52	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $19 million of assets and $114 million of liabilities on September 30, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of September 30, 2024 and December 31, 2023, FHN had received collateral of $95 million and $95 million and posted collateral of $48 million and $83 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $19 million of assets and $114 million of liabilities on September 30, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of September 30, 2024 and December 31, 2023, FHN had received collateral of $95 million and $95 million and posted collateral of $48 million and $83 million, respectively, in the normal course of business related to these contracts.
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

53	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2024
Interest rate derivative contracts	$431	$—	$431	$(102)	$(295)	$34
Forward contracts	6	—	6	(2)	(1)	3
	$437	$—	$437	$(104)	$(296)	$37

December 31, 2023
Interest rate derivative contracts	$567	$—	$567	$(75)	$(486)	$6
Forward contracts	9	—	9	(4)	(3)	2
	$576	$—	$576	$(79)	$(489)	$8

(a)Included in other assets on the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, $1 million and $1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2024
Interest rate derivative contracts	$484	$—	$484	$(102)	$(103)	$279
Forward contracts	4	—	4	(2)	(2)	—
	$488	$—	$488	$(104)	$(105)	$279

December 31, 2023
Interest rate derivative contracts	$666	$—	$666	$(75)	$(164)	$427
Forward contracts	9	—	9	(4)	(5)	—
	$675	$—	$675	$(79)	$(169)	$427

(a)Included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, $32 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

54	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of September 30, 2024 and December 31, 2023:

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
September 30, 2024	$796	$—	$796	$—	$(791)	$5
December 31, 2023	519	—	519	—	(516)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of September 30, 2024 and December 31, 2023:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2024	$1,611	$—	$1,611	$—	$(1,611)	$—
December 31, 2023	1,921	—	1,921	—	(1,921)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

55	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of September 30, 2024 and December 31, 2023:

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	September 30, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,376	$—	$1,376
Government agency issued CMO	235	—	235
Total securities sold under agreements to repurchase	$1,611	$—	$1,611

	December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,717	$—	$1,717
Government agency issued CMO	161	—	161
Other U.S. government agencies	43	—	43
Total securities sold under agreements to repurchase	$1,921	$—	$1,921

56	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
•Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques.

57	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	September 30, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$20	$—	$20
Government agency issued MBS	—	110	—	110
Government agency issued CMO	—	317	—	317
Other U.S. government agencies	—	266	—	266
States and municipalities	—	67	—	67
Corporate and other debt	—	751	—	751
Equity, mutual funds, and other	—	1	—	1
Interest-only strips	—	—	17	17
Total trading securities	—	1,532	17	1,549
Loans held for sale (elected fair value)	—	71	16	87
Securities available for sale:
Government agency issued MBS	—	4,299	—	4,299
Government agency issued CMO	—	2,255	—	2,255
Other U.S. government agencies	—	1,134	—	1,134
States and municipalities	—	560	—	560
Total securities available for sale	—	8,248	—	8,248
Other assets:
Deferred compensation mutual funds	110	—	—	110
Equity, mutual funds, and other	35	—	—	35
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	431	—	431
Total other assets	151	431	—	582
Total assets	$151	$10,282	$33	$10,466
Trading liabilities:
U.S. treasuries	$—	$667	$—	$667
Other U.S. government agencies	—	6	—	6
Corporate and other debt	—	94	—	94
Total trading liabilities	—	767	—	767
Other liabilities:
Derivatives, forwards and futures	5	—	—	5
Derivatives, interest rate contracts	—	484	—	484
Derivatives, other	—	—	32	32
Total other liabilities	5	484	32	521
Total liabilities	$5	$1,251	$32	$1,288

58	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	114	—	114
Government agency issued CMO	—	336	—	336
Other U.S. government agencies	—	152	—	152
States and municipalities	—	17	—	17
Corporate and other debt	—	777	—	777
Interest-only strips	—	—	13	13
Total trading securities	—	1,399	13	1,412
Loans held for sale (elected fair value)	—	42	26	68
Securities available for sale:
Government agency issued MBS	—	4,484	—	4,484
Government agency issued CMO	—	2,146	—	2,146
Other U.S. government agencies	—	1,172	—	1,172
States and municipalities	—	589	—	589
Total securities available for sale	—	8,391	—	8,391
Other assets:
Deferred compensation mutual funds	102	—	—	102
Equity, mutual funds, and other	34	—	—	34
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	568	—	568
Total other assets	145	568	—	713
Total assets	$145	$10,400	$39	$10,584
Trading liabilities:
U.S. treasuries	$—	$426	$—	$426
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	82	—	82
Total trading liabilities	—	509	—	509
Other liabilities:
Derivatives, forwards and futures	10	—	—	10
Derivatives, interest rate contracts	—	666	—	666
Derivatives, other	—	—	23	23
Total other liabilities	10	666	23	699
Total liabilities	$10	$1,175	$23	$1,208

59	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2024 and 2023 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended September 30, 2024
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2024	$16		$15		$(18)
Total net gains (losses) included in net income	(1)		1		(15)
Sales	(5)		—		—
Settlements	—		(1)		1
Net transfers into (out of) Level 3	7	(b)	1		—
Balance on September 30, 2024	$17		$16		$(32)
Net unrealized gains (losses) included in net income	$—	(c)	$1	(a)	$(15)	(d)

	Three Months Ended September 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2023	$36		$22		$(34)
Total net gains (losses) included in net income	(4)		—		—
Sales	(30)		—		—
Settlements	—		(1)		8
Net transfers into (out of) Level 3	21	(b)	—		—
Balance on September 30, 2023	$23		$21		$(26)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips Level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

60	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2024 and 2023 on a recurring basis are summarized as follows:

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Nine Months Ended September 30, 2024
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(3)		1		(15)
Purchases	—		2		—
Sales	(15)		(13)		—
Settlements	—		(2)		6
Net transfers into (out of) Level 3	22	(b)	2		—
Balance on September 30, 2024	$17		$16		$(32)
Net unrealized gains (losses) included in net income	$(1)	(c)	$1	(a)	$(15)	(d)

	Nine Months Ended September 30, 2023
(Dollars in millions)	Interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(10)		—		(15)
Purchases	—		2		—
Sales	(38)		(2)		—
Settlements	—		(1)		16
Net transfers into (out of) Level 3	46	(b)	—		—
Balance on September 30, 2023	$23		$21		$(26)
Net unrealized gains (losses) included in net income	$(4)	(c)	$—	(a)	$(15)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into interest-only strips Level 3 measured on a recurring basis reflect movements from loans held for sale (Level 2 nonrecurring).
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2024 and 2023.

61	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market (LOCOM) accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at September 30, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$379	$—	$379
Loans and leases (a)	—	—	375	375
OREO (b)	—	—	4	4

	Carrying value at December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$406	$—	$406
Loans and leases (a)	—	—	245	245
OREO (b)	—	—	4	4
Other assets (c)	—	—	90	90

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2024 and 2023:

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended September 30,		Net gains (losses) Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Loans held for sale—SBAs and USDA	$(1)	$(1)	$(1)	$(2)
Loans and leases (a)	(18)	(15)	(65)	(29)
Other assets (b)	—	(1)	—	(5)
	$(19)	$(17)	$(66)	$(36)

(a)Write-downs on these loans are recognized as part of provision for credit losses.
(b)Represents tax credit investments accounted for under the equity method.

62	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three and nine months ended September 30, 2024 and 2023.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of September 30, 2024 and December 31, 2023:

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at September 30, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$17	Discounted cash flow	Constant prepayment rate	16% - 25%	17%
			Bond equivalent yield	7% - 18%	18%
Loans held for sale - residential real estate	$16	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	60% - 65%	65%
			Loss severity trends - First mortgage	0% - 1% of UPB	0%
Derivative liabilities, other	$32	Discounted cash flow	Visa covered litigation resolution amount	$3.1 billion - $4.1 billion	$3.8 billion
			Probability of resolution scenarios	10% - 25%	19%
			Time until resolution	6 - 36 months	26 months
Loans and leases (a)	$375	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

63	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$13	Discounted cash flow	Constant prepayment rate	14% - 15%	14%
			Bond equivalent yield	18% - 21%	18%
Loans held for sale - residential real estate	$26	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 68%	65%
			Loss severity trends - First mortgage	0% - 3% of UPB	2%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.7 billion - $6.7 billion	$6.3 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	24 months
Loans and leases (a)	$245	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (d)	$90	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM

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

64	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fair Value Option
FHN previously elected the fair value option on a prospective basis for substantially all types of mortgage loans originated for sale purposes. FHN determined that the election reduces certain timing differences and better matches changes in the value of such loans with changes in the value of derivatives and forward delivery commitments used as economic hedges for these assets at the time of election.
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

65	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	September 30, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$87	$91	$(4)
Nonaccrual loans	3	5	(2)

	December 31, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$68	$73	$(5)
Nonaccrual loans	2	5	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table:

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$—	$(1)	$1	$—

For the three and nine months ended September 30, 2024 and 2023, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

66	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The fair value of residential real estate loans held for sale is determined using a discounted cash flow model that incorporates both observable and unobservable inputs. Inputs in the discounted cash flow model include current mortgage rates for similar products, estimated prepayment rates, foreclosure losses, and various loan performance measures (delinquency, LTV, credit score). Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimated cancellation rates for loans expected to become delinquent.
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

67	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of September 30, 2024 and December 31, 2023, involve the use of significant internally-developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPS loans within the

68	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Assets and liabilities that are not financial instruments — such as premises and equipment, goodwill, other intangible assets such as the value of long-term relationships with deposit and trust clients, deferred taxes, and certain other assets and other liabilities — have not been included in the following table. Additionally, the fair value measurements presented in the following table are solely for financial instruments as of the measurement date and do not consider the earnings potential of our various business lines. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of FHN.
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

69	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	September 30, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,740	$—	$—	$32,231	$32,231
Commercial real estate	14,487	—	—	14,262	14,262
Consumer:
Consumer real estate	13,731	—	—	13,374	13,374
Credit card and other	664	—	—	682	682
Total loans and leases, net of allowance for loan and lease losses	61,622	—	—	60,549	60,549
Short-term financial assets:
Interest-bearing deposits with banks	1,286	1,286	—	—	1,286
Federal funds sold	212	—	212	—	212
Securities purchased under agreements to resell	796	—	796	—	796
Total short-term financial assets	2,294	1,286	1,008	—	2,294
Trading securities (a)	1,549	—	1,532	17	1,549
Loans held for sale:
Mortgage loans (elected fair value) (a)	87	—	71	16	87
USDA & SBA loans - LOCOM	379	—	380	—	380
Mortgage loans - LOCOM	28	—	—	28	28
Total loans held for sale	494	—	451	44	495
Securities available for sale (a)	8,248	—	8,248	—	8,248
Securities held to maturity	1,282	—	1,144	—	1,144
Derivative assets (a)	437	6	431	—	437
Other assets:
Tax credit investments	690	—	—	668	668
Deferred compensation mutual funds	110	110	—	—	110
Equity, mutual funds, and other (b)	285	35	—	250	285
Total other assets	1,085	145	—	918	1,063
Total assets	$77,011	$1,437	$12,814	$61,528	$75,779
Liabilities:
Defined maturity deposits	$8,326	$—	$8,319	$—	$8,319
Trading liabilities (a)	767	—	767	—	767
Short-term financial liabilities:
Federal funds purchased	300	—	300	—	300
Securities sold under agreements to repurchase	1,610	—	1,610	—	1,610
Other short-term borrowings	675	—	675	—	675
Total short-term financial liabilities	2,585	—	2,585	—	2,585
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investments	83	—	—	81	81
Secured borrowings	35	—	—	35	35
Junior subordinated debentures	151	—	—	150	150
Other long-term borrowings	886	—	879	—	879
Total term borrowings	1,202	—	879	313	1,192
Derivative liabilities (a)	521	5	484	32	521
Total liabilities	$13,401	$5	$13,034	$345	$13,384

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $47 million and FRB stock of $203 million.

70	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,294	$—	$—	$31,673	$31,673
Commercial real estate	14,044	—	—	13,831	13,831
Consumer:
Consumer real estate	13,417	—	—	12,605	12,605
Credit card and other	764	—	—	742	742
Total loans and leases, net of allowance for loan and lease losses	60,519	—	—	58,851	58,851
Short-term financial assets:
Interest-bearing deposits with banks	1,328	1,328	—	—	1,328
Federal funds sold	200	—	200	—	200
Securities purchased under agreements to resell	519	—	519	—	519
Total short-term financial assets	2,047	1,328	719	—	2,047
Trading securities (a)	1,412	—	1,399	13	1,412
Loans held for sale:
Mortgage loans (elected fair value) (a)	68	—	42	26	68
USDA & SBA loans - LOCOM	406	—	407	—	407
Mortgage loans - LOCOM	28	—	—	28	28
Total loans held for sale	502	—	449	54	503
Securities available for sale (a)	8,391	—	8,391	—	8,391
Securities held to maturity	1,323	—	1,161	—	1,161
Derivative assets (a)	577	9	568	—	577
Other assets:
Tax credit investments	665	—	—	653	653
Deferred compensation mutual funds	102	102	—	—	102
Equity, mutual funds, and other (b)	261	34	—	227	261
Total other assets	1,028	136	—	880	1,016
Total assets	$75,799	$1,473	$12,687	$59,798	$73,958
Liabilities:
Defined maturity deposits	$6,804	$—	$6,851	$—	$6,851
Trading liabilities (a)	509	—	509	—	509
Short-term financial liabilities:
Federal funds purchased	302	—	302	—	302
Securities sold under agreements to repurchase	1,921	—	1,921	—	1,921
Other short-term borrowings	326	—	326	—	326
Total short-term financial liabilities	2,549	—	2,549	—	2,549
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investments	65	—	—	60	60
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	150	—	—	150	150
Other long-term borrowings	885	—	824	—	824
Total term borrowings	1,150	—	824	260	1,084
Derivative liabilities (a)	699	10	666	23	699
Total liabilities	$11,711	$10	$11,399	$283	$11,692

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $24 million and FRB stock of $203 million.

71	3Q24 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2024 and December 31, 2023:

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Unfunded Commitments:
Loan commitments	$21,379	$24,579	$1	$1
Standby and other commitments	737	746	8	8

72	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

73	3Q24 FORM 10-Q REPORT

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
At September 30, 2024, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,200 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2023 Annual Report on Form 10-K.
Executive Overview
Financial Performance Summary
Third Quarter 2024 Highlights
FHN reported third quarter 2024 net income available to common shareholders of $213 million, or $0.40 per diluted share, compared to $184 million, or $0.34 per diluted share, in second quarter 2024 and $129 million, or $0.23 per diluted share, in third quarter 2023.
Net interest income of $627 million decreased $2 million compared to second quarter 2024 from increased deposit costs and higher levels of brokered deposits, partially offset by improvement in loan repricing. Net interest income increased $22 million compared to third quarter 2023, driven by the impact of higher yields on earning assets partially offset by higher funding costs.
Provision for credit losses was $35 million for third quarter 2024 compared to $55 million for second quarter 2024 and $110 million for third quarter 2023. Net charge-offs were $24 million, or 15 basis points, compared to $34 million, or 22 basis points, in second quarter 2024 and $95 million, or 61 basis points, in third quarter 2023. Third quarter 2023 included a single $72 million charge-off for a company in bankruptcy.
Noninterest income of $200 million increased $14 million compared to second quarter 2024, largely driven by an increase in fixed income production. Noninterest income for third quarter 2024 increased $27 million, or 16%, compared to third quarter 2023, also largely driven by higher fixed income production.
Noninterest expense of $511 million increased $11 million from second quarter 2024, largely resulting from $15 million in Visa derivative valuation expense. Compared with third quarter 2023, noninterest expense increased $37 million, or 8%, largely reflecting an increase in personnel expense, expenses related to strategic investments and Visa derivative valuation expense.
Year-to-Date and Period End Highlights
For the nine months ended September 30, 2024, net income available to common shareholders was
$581 million, or $1.06 per diluted share, compared to $689 million, or $1.23 per diluted share, for the nine months ended September 30, 2023.
Net interest income decreased $42 million, largely driven by higher funding costs partially offset by higher earning asset yields and loan growth.
Provision for credit losses of $140 million decreased $70 million for the year-to-date period of 2024 compared to the same period of 2023, largely reflecting the impact of a single large credit loss in 2023.
Noninterest income for the year-to-date period decreased $164 million, or 22%, primarily from the gain on merger termination in 2023, partially offset by higher fixed income, mortgage banking income and brokerage, management fees and commissions in 2024.
Noninterest expense for the year-to-date period increased $19 million, or 1%, largely attributable to higher personnel expense, deposit insurance expense and legal and professional fees partially offset by lower contributions expense.
Period-end loans and leases of $62.4 billion increased $1.2 billion, or 2%, from December 31, 2023. Commercial loan growth of $948 million was driven by growth in loans to mortgage companies and CRE loans partially offset by a decline in other C&I loans. Consumer loan growth of $205 million was largely driven by growth in consumer real estate loans.
Period-end deposits of $66.6 billion increased $795 million, or 1%, compared to December 31, 2023. Interest-bearing deposits increased $1.8 billion and noninterest-bearing deposits decreased $992 million.
The Common Equity Tier 1 ratio was 11.23% at September 30, 2024 compared to 11.40% at December 31, 2023. Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2024 were 12.24% and 13.88%, down from 12.42% and 13.96% at December 31, 2023, respectively.

74	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following portions of this MD&A focus in more detail on the results of operations for the three and nine months ended September 30, 2024, the three months ended June 30, 2024, and the three and nine months ended
September 30, 2023 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.
Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the nine months ended
(Dollars in millions, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pre-provision net revenue (a)	$316	$315	$304	$935	$1,160
Diluted earnings per common share	$0.40	$0.34	$0.23	$1.06	$1.23
Return on average assets (b)	1.08%	1.00%	0.68%	1.02%	1.19%
Return on average common equity (c)	10.10%	8.98%	6.28%	9.28%	11.86%
Return on average tangible common equity (a) (d)	12.60%	11.29%	7.95%	11.62%	15.24%
Net interest margin (e)	3.31%	3.38%	3.17%	3.35%	3.47%
Noninterest income to total revenue (f)	24.06%	22.75%	22.23%	23.52%	27.88%
Efficiency ratio (g)	61.89%	61.44%	60.96%	62.08%	56.53%
Allowance for loan and lease losses to total loans and leases	1.32%	1.31%	1.23%	1.32%	1.23%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.15%	0.22%	0.61%	0.21%	0.30%
Total period-end equity to period-end assets	11.27%	10.89%	10.65%	11.27%	10.65%
Tangible common equity to tangible assets (a)	8.56%	8.14%	7.76%	8.56%	7.76%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.45
Book value per common share	$16.15	$15.34	$14.28	$16.15	$14.28
Tangible book value per common share (a)	$13.02	$12.22	$11.22	$13.02	$11.22
Common equity Tier 1	11.23%	11.05%	11.12%	11.23%	11.12%
Market capitalization	$8,265	$8,467	$6,157	$8,265	$6,157
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
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

75	3Q24 FORM 10-Q REPORT

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
The following tables present the major components of net interest income and net interest margin:

76	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	September 30, 2024			June 30, 2024			September 30, 2023
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,758	$813	6.78%	$47,485	$799	6.78%	$47,041	$779	6.58%
Consumer loans	14,655	186	5.05	14,544	179	4.91	14,391	165	4.55
Total loans and leases	62,413	999	6.37	62,029	978	6.34	61,432	944	6.10
Loans held for sale	491	10	7.77	462	9	7.50	782	15	7.88
Investment securities	9,400	61	2.58	9,261	60	2.58	9,811	63	2.54
Trading securities	1,469	22	6.05	1,367	21	6.30	1,099	19	7.03
Federal funds sold	24	—	5.63	55	1	5.64	23	—	5.87
Securities purchased under agreements to resell	583	8	5.22	621	8	5.28	292	4	5.00
Interest-bearing deposits with banks	1,741	23	5.40	1,448	20	5.46	2,867	39	5.34
Total earning assets / Total interest income	$76,121	$1,123	5.88%	$75,243	$1,097	5.86%	$76,306	$1,084	5.64%
Cash and due from banks	905			904			997
Goodwill and other intangible assets, net	1,669			1,680			1,714
Premises and equipment, net	578			585			592
Allowance for loan and lease losses	(827)			(810)			(766)
Other assets	3,920			4,119			4,377
Total assets	$82,366			$81,721			$83,220

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$26,062	$225	3.43%	$25,462	$208	3.29%	$24,963	$219	3.48%
Other interest-bearing deposits	15,923	114	2.85	16,484	117	2.86	15,329	102	2.64
Time deposits	8,167	95	4.63	6,683	74	4.45	8,087	88	4.35
Total interest-bearing deposits	50,152	434	3.44	48,629	399	3.30	48,379	409	3.36
Federal funds purchased	423	6	5.46	531	7	5.53	285	4	5.42
Securities sold under agreements to repurchase	1,708	17	3.89	1,677	17	3.99	1,685	17	4.05
Trading liabilities	576	6	4.13	605	7	4.46	276	3	4.20
Other short-term borrowings	884	12	5.52	1,267	17	5.48	1,790	25	5.42
Term borrowings	1,188	17	5.64	1,170	17	5.64	1,161	17	5.82
Total interest-bearing liabilities / Total interest expense	$54,931	$492	3.56%	$53,879	$464	3.46%	$53,576	$475	3.52%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,111			16,332			18,144
Other liabilities	2,196			2,561			2,522
Total liabilities	73,238			72,772			74,242

Shareholders' equity	8,833			8,654			8,683
Noncontrolling interest	295			295			295
Total shareholders' equity	9,128			8,949			8,978
Total liabilities and shareholders' equity	$82,366			$81,721			$83,220

Net earnings assets / Net interest income (TE) / Net interest spread	$21,190	$631	2.32%	$21,364	$633	2.40%	$22,730	$609	2.12%
Taxable equivalent adjustment		(4)	0.99		(4)	0.98		(4)	1.05
Net interest income / Net interest margin (a)		$627	3.31%		$629	3.38%		$605	3.17%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

77	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Third Quarter 2024 versus Second Quarter 2024
Net interest income of $627 million in third quarter 2024 decreased $2 million from second quarter 2024 and the net interest margin decreased 7 basis points to 3.31%, driven by increased deposit costs and higher levels of brokered deposits, partially offset by improvement in loan repricing. Loan yield increased 3 basis points and the cost of interest-bearing deposits increased 14 basis points.
Average earning assets of $76.1 billion in third quarter 2024 increased $878 million from second quarter 2024, largely due to a $384 million increase in average loans and leases, a $293 million increase in average interest-bearing deposits with banks, a $139 million increase in average investment securities and a $102 million increase in average trading securities, partially offset by a $38 million decrease in average securities purchased under agreements to resell. Average interest-bearing liabilities increased $1.1 billion, largely reflecting a $1.5 billion increase in average interest-bearing deposits, partially offset by a $383 million decrease in average other short-term borrowings.
Third Quarter 2024 versus Third Quarter 2023
Net interest income increased $22 million from third quarter 2023 and the net interest margin increased 14 basis points to 3.31% in third quarter 2024, driven by higher yields on earning assets, partially offset by higher funding costs. Yields on earning assets increased 24 basis points while funding costs increased 4 basis points.
Average earning assets decreased $185 million from third quarter 2023, largely attributable to a $1.1 billion decrease in average interest-bearing deposits with banks, partially offset by a $981 million increase in average loans and leases. Average interest-bearing liabilities increased $1.4 billion, largely driven by a $1.8 billion increase in average interest-bearing deposits and a $300 million increase in average trading liabilities, partially offset by a $906 million decrease in average other short-term borrowings.

78	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,335	$2,395	6.76%	$45,988	$2,174	6.33%
Consumer loans	14,532	537	4.92	13,834	459	4.40
Total loans and leases	61,867	2,932	6.33	59,822	2,633	5.88
Loans held for sale	469	27	7.69	704	40	7.54
Investment securities	9,417	181	2.57	10,087	188	2.49
Trading securities	1,361	64	6.26	1,164	58	6.62
Federal funds sold	50	2	5.63	37	2	5.48
Securities purchased under agreements to resell	558	22	5.21	291	10	4.63
Interest-bearing deposits with banks	1,661	68	5.44	2,486	95	5.11
Total earning assets / Total interest income	$75,383	$3,296	5.84%	$74,591	$3,026	5.42%
Cash and due from banks	919			1,019
Goodwill and other intangible assets, net	1,680			1,726
Premises and equipment, net	583			599
Allowance for loan and lease losses	(809)			(729)
Other assets	4,023			4,265
Total assets	$81,779			$81,471

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$25,640	$639	3.33%	$22,788	$456	2.68%
Other interest-bearing deposits	16,379	350	2.86	14,948	236	2.11
Time deposits	7,163	242	4.51	5,665	153	3.63
Total interest-bearing deposits	49,182	1,231	3.34	43,401	845	2.60
Federal funds purchased	431	18	5.50	358	13	5.01
Securities sold under agreements to repurchase	1,687	50	3.96	1,348	35	3.47
Trading liabilities	548	18	4.30	272	8	3.96
Other short-term borrowings	896	36	5.48	3,446	134	5.19
Term borrowings	1,171	50	5.67	1,395	56	5.30
Total interest-bearing liabilities / Total interest expense	$53,915	$1,403	3.48%	$50,220	$1,091	2.90%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	16,355			20,012
Other liabilities	2,400			2,334
Total liabilities	72,670			72,566

Shareholders' equity	8,814			8,610
Noncontrolling interest	295			295
Total shareholders' equity	9,109			8,905
Total liabilities and shareholders' equity	$81,779			$81,471

Net earnings assets / Net interest income (TE) / Net interest spread	$21,468	$1,893	2.36%	$24,371	$1,935	2.52%
Taxable equivalent adjustment		(12)	0.99		(12)	0.95
Net interest income / Net interest margin (a)		$1,881	3.35%		$1,923	3.47%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

79	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the nine months ended September 30, 2024, net interest income of $1.9 billion decreased $42 million from the same period one year ago, largely driven by higher funding costs, partially offset by higher earning asset yields and loan growth.
Total average earning assets increased $792 million in the first nine months of 2024, largely driven by average loan growth of $2.0 billion, partially offset by lower levels of investment securities and interest-bearing cash.
The year-to-date net interest margin of 3.35% decreased 12 basis points compared to 3.47% for the same period of 2023 as earning asset yields increased 42 basis points and the cost of interest-bearing liabilities increased 58 basis points.

Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table I.2.4
NONINTEREST INCOME

	Three Months Ended			3Q24 vs. 2Q24		3Q24 vs. 3Q23
(Dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2023	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$47	$40	$28	$7	18%	$19	68%
Deposit transactions and cash management	45	44	46	1	2	(1)	(2)
Brokerage, management fees and commissions	27	25	21	2	8	6	29
Card and digital banking fees	19	20	20	(1)	(5)	(1)	(5)
Other service charges and fees	13	14	14	(1)	(7)	(1)	(7)
Trust services and investment management	12	12	12	—	—	—	—
Mortgage banking income	9	10	7	(1)	(10)	2	29
Securities gains (losses), net	1	1	—	—	—	1	100
Other income	27	20	25	7	35	2	8
Total noninterest income	$200	$186	$173	$14	8%	$27	16%

Third Quarter 2024 versus Second Quarter 2024
Noninterest income of $200 million increased $14 million, or 8%, from second quarter 2024, largely driven by an increase in fixed income production as well as an increase in various other noninterest income items.
Fixed income of $47 million increased $7 million from the prior quarter, driven by higher production as the market anticipated the decline in interest rates. Fixed income average daily revenue of $593 thousand increased 22% from $488 thousand in second quarter 2024.
Mortgage banking income of $9 million decreased $1 million, moderating slightly from home-buying season highs.
Other income increased $7 million, largely driven by a $3 million increase in deferred compensation income, $2 million in gains on disposition of fixed assets and a $1 million increase in bank owned life insurance benefits.
Third Quarter 2024 versus Third Quarter 2023
Noninterest income for third quarter 2024 increased $27 million, or 16%, compared to third quarter 2023, primarily driven by higher fixed income and brokerage, management fees and commissions.
Fixed income of $47 million increased $19 million from third quarter 2023, largely reflecting more favorable market conditions. Fixed income average daily revenue of $593 thousand increased $292 thousand, or 97%, compared to the same quarter of 2023.
Brokerage, management fees and commissions of $27 million increased $6 million, or 29%, as strong market performance improved wealth management fees.
Mortgage banking income of $9 million increased $2 million, driven by higher secondary volume.

80	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.5
NONINTEREST INCOME

	Nine Months Ended
(Dollars in millions)	September 30, 2024	September 30, 2023	$ Change	% Change
Noninterest income:
Fixed income	$138	$97	$41	42%
Deposit transactions and cash management	134	133	1	1
Brokerage, management fees and commissions	76	66	10	15
Card and digital banking fees	58	61	(3)	(5)
Other service charges and fees	40	41	(1)	(2)
Trust services and investment management	36	35	1	3
Mortgage banking income	28	18	10	56
Securities gains (losses), net	2	1	1	100
Gain on merger termination	—	225	(225)	(100)
Other income	69	68	1	1
Total noninterest income	$581	$745	$(164)	(22)%

For the nine months ended September 30, 2024, noninterest income of $581 million decreased $164 million, or 22%, compared to the same period in 2023, primarily from the gain on merger termination in 2023, partially offset by higher fixed income, mortgage banking income and brokerage, management fees and commissions in 2024.
Fixed income of $138 million increased $41 million, or 42% compared to the same period one year ago. Fixed income product revenue of $113 million increased $45 million, largely driven by more favorable market conditions. Revenue from other products of $25 million decreased $4 million, primarily driven by lower investment advisory fees due to the sale of the assets of FHN Financial Main Street Advisors in fourth quarter 2023 and lower derivative sales.
Brokerage, management fees and commissions of $76 million increased $10 million, or 15%, as strong market performance improved wealth management fees.
Mortgage banking income of $28 million increased $10 million, driven by higher secondary volume.

81	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following tables present the significant components of noninterest expense for each of the periods presented:

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			3Q24 vs. 2Q24		3Q24 vs. 3Q23
(Dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2023	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$282	$279	$266	$3	1%	$16	6%
Net occupancy expense	33	31	30	2	6	3	10
Computer software	30	29	26	1	3	4	15
Operations services	25	23	21	2	9	4	19
Legal and professional fees	15	18	13	(3)	(17)	2	15
Advertising and public relations	14	14	16	—	—	(2)	(13)
Contract employment and outsourcing	12	14	12	(2)	(14)	—	—
Deposit insurance expense	11	16	14	(5)	(31)	(3)	(21)
Amortization of intangible assets	11	11	12	—	—	(1)	(8)
Equipment expense	10	11	11	(1)	(9)	(1)	(9)
Communications and delivery	8	8	8	—	—	—	—
Contributions	4	1	3	3	300	1	33
Other expense	56	45	42	11	24	14	33
Total noninterest expense	$511	$500	$474	$11	2%	$37	8%

Third Quarter 2024 versus Second Quarter 2024
Noninterest expense of $511 million increased $11 million, or 2%, compared with second quarter 2024, largely reflecting $15 million in Visa derivative valuation expense.
Personnel expense of $282 million increased $3 million from the linked quarter. Incentive-based compensation decreased $3 million despite higher fixed income revenue, primarily due to a decline in retention expense and lower incentives in other variable compensation businesses. Deferred compensation expense increased $3 million compared to the linked quarter, reflecting fluctuations in equity market valuations.
Deposit insurance expense declined $5 million, reflecting an expense credit of $2 million for the FDIC special assessment based on revised resolution loss totals received from the FDIC in third quarter 2024.
Third Quarter 2024 versus Third Quarter 2023
Noninterest expense of $511 million increased $37 million, or 8%, from third quarter 2023.
Personnel expense increased $16 million compared to third quarter 2023. Salaries and employee benefits increased $11 million, largely attributable to annual merit adjustments and higher medical insurance expense. Deferred compensation expense increased $7 million, reflecting fluctuations in equity market valuations relative to the prior year. Incentive-based compensation decreased $1 million, largely reflecting a decline from retention expense, partially offset by an increase in compensation tied to higher fixed income production.
Increases in occupancy, computer software, operations services and legal and professional fees were largely attributable to strategic investment initiatives in third quarter 2024.
Other expense increased $14 million, largely reflecting $15 million in Visa derivative valuation expense in third quarter 2024.

82	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.7
NONINTEREST EXPENSE

	Nine Months Ended
(Dollars in millions)	September 30, 2024	September 30, 2023	$ Change	% Change
Noninterest expense:
Personnel expense	$862	$821	$41	5%
Net occupancy expense	95	92	3	3
Computer software	89	82	7	9
Operations services	69	65	4	6
Legal and professional fees	47	33	14	42
Deposit insurance expense	51	40	11	28
Contract employment and outsourcing	40	36	4	11
Advertising and public relations	37	47	(10)	(21)
Amortization of intangible assets	33	36	(3)	(8)
Equipment expense	32	32	—	—
Communications and delivery	24	27	(3)	(11)
Contributions	6	60	(54)	(90)
Other expense	142	137	5	4
Total noninterest expense	$1,527	$1,508	$19	1%

For the nine months ended September 30, 2024, noninterest expense of $1.5 billion increased $19 million, or 1%, compared to the same period of 2023.
Contributions expense decreased $54 million, largely attributable to a $50 million contribution made to the First Horizon Foundation in 2023.
Personnel expense of $862 million increased $41 million, largely reflecting higher salaries and benefits expense as well as higher deferred compensation expense.
Legal and professional fees increased $14 million and computer software increased $7 million, largely attributable to strategic investments.
Deposit insurance expense of $51 million increased $11 million, reflecting the impact of the FDIC special assessment.
Advertising and public relations expense decreased $10 million, largely attributable to a new-to-bank deposit campaign and brand awareness initiatives that were launched during 2023.
There were no merger and integration related expenses in the first nine months of 2024 compared to $51 million for the same period of 2023. Restructuring expenses were $10 million for both year-to-date periods of 2024 and 2023.
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
Provision for credit losses decreased to $35 million for the third quarter 2024, compared to $55 million for the second quarter 2024 and $110 million for third quarter 2023. For the nine months ended September 30, 2024, provision for credit losses was $140 million, compared to $210 million for the same period of 2023. The provision in 2023 reflected the impact of a $72 million credit loss from a single borrower in bankruptcy. For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Income Taxes
FHN recorded income tax expense of $58 million in third quarter 2024 compared to $56 million in second quarter 2024 and $52 million in third quarter 2023. For the nine months ended September 30, 2024 and 2023, FHN recorded income tax expense of $171 million and $223 million, respectively.

83	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The effective tax rate was approximately 20.6%, 21.5%, and 26.7% for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively. The effective tax rate was approximately 21.5% and 23.5% for the nine months ended September 30, 2024 and 2023, respectively.
FHN’s effective tax rate is favorably affected by recurring items such as tax credits and other tax benefits from tax credit investments, tax-exempt income, and bank-owned life insurance. The effective rate is unfavorably affected by the non-deductible portions of FDIC premium, executive compensation and merger expenses. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations. For the three months ended September 30, 2024, FHN recognized $5 million of net favorable discrete items, primarily attributable to the lapse of the statute of limitations for uncertain tax positions. The higher rates for the three and nine months ended September 30, 2023 were primarily attributable to net unfavorable discrete items related to the termination of bank owned life insurance (BOLI) policies in the third quarter of 2023 and the gain on merger agreement termination in the second quarter of 2023.
A deferred tax asset or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of September 30, 2024, FHN’s gross DTA and gross DTL were $715 million and $529 million, respectively, resulting in a net DTA of $186 million at September 30, 2024, compared with a net DTA of $215 million at December 31, 2023.
As of September 30, 2024, FHN had deferred tax asset balances related to federal and state income tax carryforwards of $29 million and $3 million, respectively, which will expire at various dates.
Based on current analysis, FHN believes that its ability to realize the net DTA is more likely than not. FHN monitors its net DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
Business Segment Results
FHN's reportable segments include Regional Banking, Specialty Banking and Corporate. See Note 12 - Business Segment Information to the Consolidated Financial Statements in Part I, Item 1 of this report for additional disclosures related to FHN's segments.
Regional Banking
The Regional Banking segment generated pre-tax income of $269 million for third quarter 2024, an increase of $28 million compared to second quarter 2024. Net interest income of $517 million decreased $5 million, driven by higher interest-bearing deposit costs, partially offset by improvement in loan repricing. Provision for credit losses of $33 million decreased $24 million from the prior quarter. Noninterest income increased $5 million compared to the prior quarter, largely driven by higher wealth management fees and deposit transaction and cash management fees. Noninterest expense decreased $4 million compared to second quarter 2024. largely due to a decline in other losses.
Pre-tax income for third quarter 2024 increased $28 million to $269 million, compared to $241 million for third quarter 2023. Net interest income decreased $41 million from third quarter 2023, driven by a decline in average noninterest-bearing deposits and thus lower earnings credit under the funds transfer pricing methodology, as well as higher interest-bearing deposit costs, partially offset by higher loan balances and yields. The provision for credit losses decreased $80 million compared to third quarter 2023, largely reflecting a credit loss on a single relationship in 2023. Noninterest expense increased $19 million compared to third quarter 2023, largely due to higher personnel expense and expenses related to strategic investments. Results also reflect an $8 million increase in noninterest income compared to third quarter 2023, largely driven by improvement in wealth management fees.
Pre-tax income of $795 million for the nine months ended September 30, 2024 decreased $105 million compared to the same period of 2023, largely from a $121 million decrease in revenue primarily driven by net interest income. Provision for credit losses decreased $65 million, largely reflecting a credit loss on a single relationship in 2023. Noninterest expense increased $49 million, largely attributable to higher personnel expense and expenses related to strategic investments.
Specialty Banking
Pre-tax income in the Specialty Banking segment of $126 million for third quarter 2024 increased $8 million compared to second quarter 2024, largely driven by higher fixed income production. Provision for credit losses increased $2 million and noninterest expense increased $1 million.
Fixed income of $47 million increased $7 million, driven by higher production as the market anticipated the decline in interest rates. Mortgage banking income of $8 million decreased $2 million, moderating slightly from home-buying season highs.

84	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Pre-tax income in the Specialty Banking segment increased $15 million compared to third quarter 2023. Revenue increased $24 million, primarily driven by higher fixed income production. Noninterest expense increased $8 million, largely driven by higher incentive-based compensation expense tied to the improvement in fixed income production.
Pre-tax income of $342 million for the nine months ended September 30, 2024 increased $46 million from the same period of 2023, largely reflecting a $47 million increase in noninterest income and a $9 million decrease in provision for credit losses, partially offset by a $19 million increase in noninterest expense. The increase in noninterest income was largely a result of higher fixed income and mortgage banking income. The increase in noninterest expense was largely attributable to higher personnel expense.
Corporate
Pre-tax loss for the Corporate segment was $114 million for third quarter 2024 compared to $99 million for second quarter 2024, largely reflecting a $14 million increase in noninterest expense. The increase in noninterest expense was largely attributable to $15 million in Visa derivative valuation expense. Results for third quarter 2024 also reflect $2 million in restructuring costs compared to $3 million in the prior quarter.
Pre-tax loss for the Corporate segment was $114 million compared to $158 million for third quarter 2023, largely reflecting a $57 million increase in net interest income, partially offset by a $10 million increase in noninterest expense. The increase in net interest income was tied to the impact of funds transfer pricing. The increase in noninterest expense was largely driven by $15 million in derivative valuation expense as well as higher personnel expense. The increase in personnel expense was largely driven by higher salaries and employee benefits and deferred compensation expense, partially offset by lower incentive-based compensation. These increases in noninterest expense were partially offset by a decline in deposit insurance expense compared to third quarter 2023.
Pre-tax loss of $342 million for the nine months ended September 30, 2024 compared to $246 million for the same period of 2023. The increase in loss was largely driven by the $225 million gain on merger termination in 2023, offset by the $50 million contribution to the First Horizon Foundation. Results in 2024 also reflect a $51 million decrease in merger and integration related expense and $10 million in net FDIC special assessment expense.

Analysis of Financial Condition

Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases of $62.4 billion as of September 30, 2024 increased $1.2 billion, or 2%, compared to December 31, 2023. Commercial loans and leases increased $948 million, primarily from growth in loans to mortgage companies and commercial real estate loans, partially offset by a decline in other C&I loans. Consumer loans increased $205 million, primarily from growth in real estate installment loans, partially offset by declines in HELOCs, consumer construction and other consumer loans.
The following table provides detail regarding FHN's loans and leases as of September 30, 2024 and December 31, 2023.

85	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.8
LOANS & LEASES

	As of September 30, 2024		As of December 31, 2023
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$33,092	53%	$32,633	53%	1%
Commercial real estate	14,705	24	14,216	23	3
Total commercial	47,797	77	46,849	76	2
Consumer:
Consumer real estate	13,961	22	13,650	23	2
Credit card and other	687	1	793	1	(13)
Total consumer	14,648	23	14,443	24	1
Total loans and leases	$62,445	100%	$61,292	100%	2%

(a)Includes equipment financing loans and leases.

Loans Held for Sale
Loans held for sale primarily consists of government guaranteed loans under SBA and USDA lending programs. Smaller amounts of other consumer and home equity loans are also included in loans HFS. Additionally, FHN's mortgage banking operations include origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These non-conforming loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. For further detail, see Note 5 - Mortgage Banking Activity to the Consolidated Financial Statements in Part I, Item 1 of this report.
On September 30, 2024 and December 31, 2023, loans HFS were $494 million and $502 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million as of both September 30, 2024 and December 31, 2023.
Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN had a concentration of residential real estate loans of 22% and 23% of total loans at September 30, 2024 and December 31, 2023, respectively. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2023 in the Asset Quality section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2024 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2023.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 53% of total loans as of both September 30, 2024 and December 31, 2023. The C&I portfolio increased $459 million to $33.1 billion as of September 30, 2024, compared to $32.6 billion at December 31, 2023. The C&I portfolio is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines

86	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

of credit, and trade credit enhancement through letters of credit.
The increase in C&I loans from December 31, 2023 was largely driven by growth in loans to mortgage companies partially offset by a decline in finance and insurance and various other portfolios. The largest geographical concentrations of balances in the C&I portfolio as of September 30, 2024 were in Tennessee (20%), Florida (12%), Texas (11%), North Carolina (7%), Louisiana (6%), California (6%), and Georgia (5%). No other state represented more than 5% of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2024 and
December 31, 2023. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Real estate and rental and leasing (a)	$3,804	11%	$3,858	12%
Finance and insurance	3,681	11	4,083	12
Loans to mortgage companies	3,244	10	2,024	6
Health care and social assistance	2,580	8	2,676	8
Wholesale trade	2,382	7	2,147	7
Manufacturing	2,282	7	2,267	7
Accommodation and food service	2,273	7	2,288	7
Retail trade	1,816	5	1,866	6
Transportation and warehousing	1,550	5	1,580	5
Energy	1,263	4	1,293	4
Other (professional, construction, education, etc.) (b)	8,217	25	8,551	26
Total C&I loan portfolio	$33,092	100%	$32,633	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5%.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to borrowers in the finance and insurance industry and loans to mortgage companies were 21% and 18% of FHN’s C&I loan portfolio as of September 30, 2024 and December 31, 2023, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of September 30, 2024 and December 31, 2023, respectively. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Finance and Insurance
The finance and insurance component represented 11% and 12% of the C&I portfolio as of September 30, 2024 and December 31, 2023, respectively, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2024, asset-based lending to consumer finance companies represented approximately $1.8 billion of the finance and insurance component.
Loans to Mortgage Companies
Loans to mortgage companies were 10% and 6% of the C&I portfolio as of September 30, 2024 and December 31,

87	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

2023, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In third quarter 2024, 78% of the loan originations were home purchases and 22% were refinance transactions.
Commercial Real Estate
The CRE portfolio totaled $14.7 billion as of September 30, 2024 and $14.2 billion as of December 31, 2023. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE loan balances as of September 30, 2024 were in Florida (27%), Texas (12%), North Carolina (12%), Georgia (10%), Tennessee (9%), and Louisiana (8%). No other state represented more than 5% of the portfolio.
The following table represents subcategories of CRE loans by property type.

Table I.2.10
CRE PORTFOLIO BY PROPERTY TYPE

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$5,245	36%	$4,409	31%
Office	2,738	19	2,782	20
Retail	2,244	15	2,310	16
Industrial	2,200	15	2,236	16
Hospitality	1,375	9	1,467	10
Land/land development	262	2	307	2
Other CRE (a)	641	4	705	5
Total CRE loan portfolio	$14,705	100%	$14,216	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio totaled $14.0 billion and $13.7 billion as of September 30, 2024 and December 31, 2023, respectively, and is primarily composed of home equity lines and installment loans. The largest geographical concentrations of balances as of September 30, 2024 were in Florida (29%), Tennessee (22%), Texas (12%), Louisiana (8%), North Carolina (7%), Georgia (5%), and New York (5%). No other state represented more than 5% of the portfolio.
As of September 30, 2024, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759, and the refreshed FICO scores averaged 756 as of September 30, 2024, representing no change from FICO scores as of December 31, 2023. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of September 30, 2024 and December 31, 2023, FHN had held-for-investment consumer mortgage loans secured by real estate that were in the process of foreclosure totaling $31 million and $29 million, respectively.
HELOCs comprised $2.1 billion and $2.2 billion of the consumer real estate portfolio as of September 30, 2024 and December 31, 2023, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

88	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As of September 30, 2024, approximately 95% of FHN's HELOCs were in the draw period compared to 94% at December 31, 2023. It is expected that $583 million, or 29%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.11
HELOC DRAW TO REPAYMENT SCHEDULE

	September 30, 2024		December 31, 2023
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$71	4%	$30	1%
13-24	86	4	90	4
25-36	121	6	110	5
37-48	159	8	163	8
49-60	146	7	178	9
>60	1,405	71	1,530	73
Total	$1,988	100%	$2,101	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $687 million as of September 30, 2024 and $793 million as of December 31, 2023. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $106 million decrease was primarily driven by net repayments in the overall portfolio.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report and “Critical Accounting Policies and Estimates” and Note 4 to the Consolidated Financial Statements in Part I, Item 8 of FHN's 2023 Form 10-K.
The ALLL increased to $823 million as of September 30, 2024 from $773 million as of December 31, 2023. The increase in the ALLL balance as of September 30, 2024 reflects downgrades and an evolving macroeconomic outlook. The ALLL to total loans and leases ratio increased 6 basis points to 1.32% compared to 1.26% as of December 31, 2023. The ACL to total loans and leases ratio was 1.44% and 1.40% as of September 30, 2024 and December 31, 2023, respectively. The ACL to total loans and leases ratio increased modestly from 1.41% in second quarter 2024, driven by $8 million of qualitative reserves for Hurricane Helene and continued grade migration, partially offset by more favorable economic scenarios.

Consolidated Net Charge-offs
Net charge-offs in third quarter 2024 were $24 million, or an annualized 15 basis points of total loans and leases, compared to net charge-offs of $95 million, or 61 basis points of total loans and leases, in third quarter 2023. Third quarter 2023 included a $72 million charge-off related to one client relationship in the C&I portfolio.

89	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2023
Allowance for loan and lease losses
C&I	$352	$339	$335
CRE	218	172	169
Consumer real estate	230	233	228
Credit card and other	23	29	28
Total allowance for loan and lease losses	$823	$773	$760

Reserve for remaining unfunded commitments
C&I	$55	$49	$49
CRE	8	22	21
Consumer real estate	12	12	12
Total reserve for remaining unfunded commitments	$75	$83	$82

Allowance for credit losses
C&I	$407	$388	$384
CRE	226	194	190
Consumer real estate	242	245	240
Credit card and other	23	29	28
Total allowance for credit losses	$898	$856	$842

Period-end loans and leases
C&I	$33,092	$32,633	$33,163
CRE	14,705	14,216	14,121
Consumer real estate	13,961	13,650	13,685
Credit card and other	687	793	809
Total period-end loans and leases	$62,445	$61,292	$61,778

ALLL / loans and leases %
C&I	1.06%	1.04%	1.01%
CRE	1.48	1.21	1.19
Consumer real estate	1.65	1.71	1.67
Credit card and other	3.39	3.63	3.48
Total ALLL / loans and leases %	1.32%	1.26%	1.23%

ACL / loans and leases %
C&I	1.23%	1.19%	1.16%
CRE	1.54	1.36	1.35
Consumer real estate	1.73	1.79	1.75
Credit card and other	3.39	3.63	3.48
Total ACL / loans and leases %	1.44%	1.40%	1.36%

Quarter-to-date net charge-offs (recoveries)
C&I	$8	$29	$86
CRE	14	2	4
Consumer real estate	(2)	—	(1)
Credit card and other	4	5	6
Total net charge-offs (recoveries)	$24	$36	$95

90	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Average loans and leases
C&I	$33,074	$32,520	$33,042
CRE	14,684	14,211	13,999
Consumer real estate	13,935	13,664	13,575
Credit card and other	720	802	816
Total average loans and leases	$62,413	$61,197	$61,432

Charge-off % (annualized)
C&I	0.10%	0.36%	1.04%
CRE	0.39	0.06	0.12
Consumer real estate	(0.05)	—	(0.05)
Credit card and other	1.92	2.36	2.77
Total charge-off %	0.15%	0.23%	0.61%

ALLL / annualized net charge-offs
C&I	1,090%	292%	98%
CRE	378	2,201	978
Consumer real estate	NM	NM	NM
Credit card and other	169	152	125
Total ALLL / net charge-offs	856%	543%	202%

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
Total NPAs (including NPLs HFS) increased to $585 million as of September 30, 2024 from $469 million as of
December 31, 2023, largely driven by an increase in non-accrual CRE loans partially offset by a decline in nonaccrual consumer real estate loans. The increase in nonaccrual CRE loans was largely driven by multi-family and office property types. This portfolio continues to maintain strong underwriting and client selection. In addition, over 60% of the commercial nonaccrual loan balance was current on payments as of September 30, 2024. The vast majority of NPAs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio increased 17 basis points to 0.92% as of September 30, 2024, compared to 0.75% as of December 31, 2023.

91	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.13
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	September 30, 2024	December 31, 2023
C&I	$190	$184
CRE	259	136
Consumer real estate	128	140
Credit card and other	1	2
Total nonperforming loans and leases (a)	$578	$462

Nonperforming loans held for sale (a)	$3	$3
Foreclosed real estate and other assets (b)	4	4
Total nonperforming assets (a) (b)	$585	$469

Nonperforming loans and leases to total loans and leases
C&I	0.57%	0.57%
CRE	1.76	0.96
Consumer real estate	0.92	1.02
Credit card and other	0.20	0.30
Total NPL %	0.92%	0.75%

ALLL / NPLs
C&I	185%	184%
CRE	84	126
Consumer real estate	180	167
Credit card and other	1,672	1,202
Total ALLL / NPLs	142%	167%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes government-insured foreclosed real estate. There were no foreclosed real estate balances from GNMA loans at September 30, 2024 and December 31, 2023.

92	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.14
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	September 30, 2024	December 31, 2023
Regional Banking	$426	$323
Specialty Banking	132	116
Corporate	20	23
Consolidated	$578	$462
Foreclosed real estate (c)
Regional Banking	$1	$1
Specialty Banking	2	3
Corporate	1	—
Consolidated	$4	$4
Nonperforming Assets (a) (b) (c)
Regional Banking	$427	$324
Specialty Banking	134	119
Corporate	21	23
Consolidated	$582	$466
Nonperforming loans and leases to loans and leases
Regional Banking	1.04%	0.74%
Specialty Banking	0.63	0.68
Corporate	5.53	4.87
Consolidated	0.92%	0.75%
NPA % (d)
Regional Banking	1.04%	0.74%
Specialty Banking	0.64	0.70
Corporate	5.71	4.96
Consolidated	0.93%	0.76%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages. There were no foreclosed real estate balances from GNMA loans at September 30, 2024 or December 31, 2023.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $17 million as of September 30, 2024, compared to $21 million as of December 31, 2023. Loans 30 to 89 days past due and still accruing decreased to $76 million as of September 30, 2024, compared to $85 million as of December 31, 2023, driven by a decrease of $4 million in C&I loans, a decrease of $3 million in CRE loans, and a decrease of $2 million in consumer loans.

93	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	September 30, 2024	December 31, 2023
C&I	$29	$33
CRE	5	8
Consumer real estate	52	57
Credit card and other	7	8
Total accruing loans and leases 30+ days past due	$93	$106

Accruing loans and leases 30+ days past due %
C&I	0.09%	0.10%
CRE	0.03	0.06
Consumer real estate	0.38	0.42
Credit card and other	1.00	1.03
Total accruing loans and leases 30+ days past due %	0.15%	0.17%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$1
Consumer real Estate	13	17
Credit card and other	3	3
Total accruing loans and leases 90+ days past due	$17	$21

Loans held for sale
30 to 89 days past due	$8	$12
30 to 89 days past due - guaranteed portion (d)	7	8
90+ days past due	12	9
90+ days past due - guaranteed portion (d)	7	4
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio increased to
$1.7 billion as of September 30, 2024 compared to $666 million as of December 31, 2023, reflecting an increase in commercial loans. This increase was largely attributable to grade migration in the multi-family and office portfolios. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
Modifications to Borrowers Experiencing Financial Difficulty
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. See Note 1 - Basis of Presentation and Accounting Policies, Note 3 - Loans and Leases, and Note 4 - Allowance for Credit Losses to the Consolidated Financial Statements in Part I, Item 1 of this Report for further discussion regarding troubled loan modifications.

94	3Q24 FORM 10-Q REPORT

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
Investment Securities
FHN’s investment securities portfolio consists principally of debt securities available for sale. FHN maintains a securities portfolio consisting primarily of bank-eligible GSE and GNMA issued mortgage-backed securities and collateralized mortgage obligations. The securities portfolio provides a source of income and liquidity and is an important tool used to balance the interest rate risk of the loan and deposit portfolios. The securities portfolio is periodically evaluated in light of established ALM objectives, changing market conditions that could affect the profitability of the portfolio, the regulatory environment, and the level of interest rate risk to which FHN is exposed. These evaluations may result in steps taken to adjust the overall balance sheet positioning.
Investment securities were $9.5 billion and $9.7 billion on September 30, 2024 and December 31, 2023, respectively, representing 12% of total assets for both periods. For more information about the securities portfolio, see Note 2 - Investment Securities to the Consolidated Financial Statements in Part I, Item 1 of this report.

95	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
Total deposits of $66.6 billion as of September 30, 2024 increased $795 million, or 1%, compared to December 31, 2023. Interest-bearing deposits increased $1.8 billion and noninterest-bearing deposits decreased $992 million.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At September 30, 2024, commercial deposits were $37.3 billion, or 56% of total deposits, and consumer deposits were $29.3 billion, or 44% of total deposits. At December 31, 2023, commercial deposits were $35.9 billion, or 55% of total deposits, and consumer deposits were $29.9 billion, or 45% of total deposits.
At September 30, 2024, 37% of deposits were associated with Tennessee, 18% with Florida, 13% with North Carolina, and 12% with Louisiana, with no other state above 10%. This mix remained relatively consistent with December 31, 2023.
Total estimated uninsured deposits were $26.3 billion as of September 30, 2024 and $26.8 billion as of December 31, 2023, representing 39% and 41% of total deposits, respectively. Of the uninsured deposits at September 30, 2024, $4.2 billion, or 6% of total deposits, were collateralized. At December 31, 2023, collateralized deposits were $5.3 billion, or 8% of total deposits.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits including average rates paid.
The following table summarizes the major components of deposits as of September 30, 2024 and December 31, 2023.

Table I.2.16
DEPOSITS

	September 30, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$26,634	40%	$25,082	38%	$1,552	6%
Time deposits	8,326	13	6,804	10	1,522	22
Other interest-bearing deposits	15,403	23	16,690	26	(1,287)	(8)
Total interest-bearing deposits	50,363	76	48,576	74	1,787	4
Noninterest-bearing deposits	16,212	24	17,204	26	(992)	(6)
Total deposits	$66,575	100%	$65,780	100%	$795	1%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings increased to $3.4 billion as of September 30, 2024 compared to $3.1 billion as of December 31, 2023. FHLB borrowings increased $400 million and trading liabilities increased $258 million while securities sold under agreements to repurchase decreased $310 million.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.2 billion as of both September 30, 2024 and December 31, 2023.

96	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity was $9.3 billion at both September 30, 2024 and December 31, 2023. Significant changes included net income of $624 million and an increase of $199 million in AOCI, offset by $462 million in common stock repurchases, $270 million in common and preferred dividends, and $100 million from the Series D Preferred Stock redemption.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital as well as certain selected capital ratios:
Table I.2.17
REGULATORY CAPITAL DATA

(Dollars in millions)	September 30, 2024	December 31, 2023
Shareholders’ equity	$9,021	$8,996
Modified CECL transitional amount (a)	28	57
FHN non-cumulative perpetual preferred stock	(426)	(520)
Common equity tier 1 before regulatory adjustments	$8,623	$8,533
Regulatory adjustments:
Disallowed goodwill and other intangibles	(1,588)	(1,617)
Net unrealized (gains) losses on securities available for sale	669	836
Net unrealized (gains) losses on pension and other postretirement plans	266	273
Net unrealized (gains) losses on cash flow hedges	54	79
Common equity tier 1	$8,024	$8,104
FHN non-cumulative perpetual preferred stock	426	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,745	$8,825
Tier 2 capital	1,176	1,097
Total regulatory capital	$9,921	$9,922
Risk-Weighted Assets
First Horizon Corporation	$71,463	$71,074
First Horizon Bank	70,730	70,635
Average Assets for Leverage
First Horizon Corporation	82,138	82,540
First Horizon Bank	81,302	81,898

97	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.18
REGULATORY RATIOS & AMOUNTS

	September 30, 2024		December 31, 2023
	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	11.23%	$8,024	11.40%	$8,104
First Horizon Bank	11.23	7,943	11.40	8,055
Tier 1
First Horizon Corporation	12.24	8,745	12.42	8,825
First Horizon Bank	11.65	8,238	11.82	8,350
Total
First Horizon Corporation	13.88	9,921	13.96	9,922
First Horizon Bank	13.10	9,268	13.17	9,303
Tier 1 Leverage
First Horizon Corporation	10.65	8,745	10.69	8,825
First Horizon Bank	10.13	8,238	10.20	8,350
Other Capital Ratios
Total period-end equity to period-end assets	11.27		11.38
Tangible common equity to tangible assets (b)	8.56		8.48
Adjusted tangible common equity to risk-weighted assets (b)	10.63		10.72
(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For September 30, 2024 and December 31, 2023, 25% and 50%, respectively, of the full amount is phased out and not included in Common Equity Tier 1 capital.
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
As of September 30, 2024, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital ratios decreased at the end of third quarter 2024 relative to year-end 2023 primarily from the impact of common share repurchases and an increase in risk-weighted assets. The Tier 1 Leverage ratio for FHN and First Horizon Bank decreased from year-end 2023 largely as a result of common share repurchases. The Series D Preferred Stock redemption in second quarter 2024 did not impact FHN's regulatory capital ratios as it did not qualify as Tier 1 capital because the earliest redemption date was less than five years from the issuance date.
For the remainder of 2024 and in 2025, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Common Stock Purchases
FHN may purchase shares of its common stock from time to time, subject to legal and regulatory restrictions. FHN's Board has authorized the common stock purchase program described below. FHN’s Board has not authorized a preferred stock purchase program.
January 2024 General Purchase Program
On January 23, 2024, FHN announced that its Board of Directors had approved a $650 million common share purchase program that was scheduled to expire on January 31, 2025. Purchases could be made in the open market or through privately negotiated transactions,

98	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases were at the discretion of senior management and were subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations. Absent a Rule 10b5-1 plan, FHN did not intend to purchase shares under this program during blackout periods when senior executives were prohibited from purchasing FHN stock on the open market.
As of September 30, 2024, $441 million in purchases had been made life-to-date under the 2024 program at an average price per share of $15.03, or $15.01 excluding commissions. Program purchases made during the quarter ended September 30, 2024 are summarized in the following table.
Table I.2.19
COMMON STOCK PURCHASES—JANUARY 2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2024
July 1 to July 31	990	$16.64	990	$267,264
August 1 to August 31	3,245	15.56	3,245	216,781
September 1 to September 30	501	15.69	501	208,921
Total	4,736	$15.80	4,736

(a) Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

October 2024 General Purchase Program
On October 29, 2024, FHN announced that its Board of Directors had approved a new $1.0 billion common share purchase program to replace the January 2024 program discussed above. The new October program is scheduled to expire on January 31, 2026. The January 2024 program discussed above was terminated effective the close of business on October 29, 2024. Purchases under the new program may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are at the discretion of senior management and are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations. Absent a Rule 10b5-1 plan, FHN does not purchase shares under this program during blackout periods when senior executives are prohibited from purchasing FHN stock on the open market.
Stock Award Purchases
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended September 30, 2024 are summarized in the following table.
Table I.2.20
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2024
July 1 to July 31	0.1	$15.77	N/A	N/A
August 1 to August 31	3.4	14.75	N/A	N/A
September 1 to September 30	3.2	15.73	N/A	N/A
Total	6.7	$15.23	N/A

99	3Q24 FORM 10-Q REPORT

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table:
Table I.2.21
VaR & SVaR MEASURES

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024			As of September 30, 2024
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$4	$2	$3	$4	$2	$3
SVaR	8	9	7	7	9	4	8
10-day
VaR	10	12	7	9	12	6	8
SVaR	36	43	28	32	43	21	41

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023			As of September 30, 2023
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$3	$2	$3	$4	$2	$2
SVaR	7	7	6	6	7	3	7
10-day
VaR	7	8	4	8	11	4	5
SVaR	24	29	19	23	30	12	27

	Year Ended December 31, 2023			As of December 31, 2023
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$3
SVaR	6	8	3	6
10-day
VaR	8	11	4	10
SVaR	24	34	12	28

100	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows:
Table I.2.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of September 30, 2024		As of September 30, 2023		As of December 31, 2023
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$—	$1	$1	$2
Credit spread risk	1	1	2	3	1	1

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. These model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.
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

101	3Q24 FORM 10-Q REPORT

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
Based on a static balance sheet as of September 30, 2024, NII exposures over the next 12 months, assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points are estimated to have variances as shown in the table below.
Table I.2.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(5.9)%
-100	(2.6)%
-50	(1.3)%
-25	(0.6)%
+25	0.5%
+50	1.0%
+100	2.0%
+200	3.4%
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
Short-term interest rates had reached their highest levels in 15 years prior to September 2024's 50 basis point rate cut. Coupled with market disruption from recent high profile bank failures, this high interest rate environment has increased competitive pressures on deposit costs.
The yield curve was inverted for much of the last half of 2022, throughout 2023, and during the first eight months of 2024 before flattening in September 2024. An inverted yield curve indicates market expectations that short-term rates have likely peaked and then could decline in future periods. Following the 50 basis point rate cut in September 2024 and a 25 basis point cut in November, market participants are now projecting zero or one further 25 basis point rate cut in 2024 with an additional two to four cuts projected in 2025. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.
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

In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of September 30, 2024, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at September 30, 2024.

102	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.24
AVAILABLE LIQUIDITY
as of September 30, 2024

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,194	$—	$1,194
FHLB	8,913	400	8,513
Discount Window	23,911	—	23,911
Unencumbered securities (b)	1,019	—	1,019
Total Available Liquidity			$34,637

(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b) Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 94% as of September 30, 2024 and 93% as of December 31, 2023.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of September 30, 2024, FHN had outstanding $798 million in senior and subordinated unsecured debt and $426 million in non-cumulative perpetual preferred stock. FHN redeemed all outstanding shares of its Series D Non-Cumulative Perpetual Preferred Stock during second quarter 2024. As of September 30, 2024, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $1.0 billion as of October 1, 2024.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $310 million in first quarter 2024, $150 million in second quarter 2024, $350 million in third quarter 2024, and $300 million in fourth quarter 2024. Total common dividends of $220 million were declared and paid to the parent company in 2023. First Horizon Bank declared and paid preferred dividends in the first three quarters of 2024 and in 2023. Additionally, First Horizon Bank declared preferred dividends in fourth quarter 2024, payable in January 2025.
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
FHN paid a cash dividend of $0.15 per common share on October 1, 2024. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on October 10, 2024 and $165 per Series C preferred share on November 1, 2024. In addition, in October 2024, the Board approved cash dividends per share in the following amounts:
Table I.2.25
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	12/13/2024	01/02/2025
Preferred Stock
Series B	$331.25	01/17/2025	02/03/2025
Series C	$165.00	01/17/2025	02/03/2025
Series E	$1,625.00	12/26/2024	01/10/2025
Series F	$1,175.00	12/26/2024	01/10/2025

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

103	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Repurchase and Foreclosure Liability
As discussed in Note 10 - Contingencies and Other Disclosures to the Consolidated Financial Statements in Part I, Item 1 of this report, FHN’s repurchase and foreclosure liability, primarily related to its pre-2009 mortgage origination, sale, securitization, and servicing businesses, is comprised of accruals to cover estimated loss content in the active pipeline, estimated future inflows, and estimated loss content related to certain known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $15 million and $16 million as of September 30, 2024 and December 31, 2023, respectively.
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
In addition to trends and events noted elsewhere in this MD&A, FHN believes the following trends and events are noteworthy at this time.

104	3Q24 FORM 10-Q REPORT

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
•In 2023 the Federal Reserve signaled an end to hikes. No rate actions were taken for more than a year, until a 50 basis point cut in September 2024. Future actions continue to depend upon future data.
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. now is well below 2022's levels. However, measures of inflation generally remain higher than the Federal Reserve's stated long-term goal of 2%.
•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) was both very deep and unusually sustained, with inversion lasting from the summer of 2022 to September 2024.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and in the first part of 2023. All but one of the raises in 2022 were 75 and 50 basis points each—aggressive by historical standards—while the 2023 raises were the more-typical 25 basis points each. The Federal Reserve cut rates 50 basis points in September 2024 and 25 basis points in November 2024.
FHN cannot predict exactly when or how much short-term rates will be changed, how market-driven long-term rates will behave, nor how those actions may affect financial markets during the next several quarters.
Yield Curve
Unusual yield curve effects, including inversion, are common when monetary policy changes. A traditional measure of inversion occurs when the two-year U.S. Treasury rate is higher than the ten-year rate. Traditional inversion was sustained continuously from the summer of 2022 until September 2024, an unusually long period. The degree of inversion varied during that period, but often was much deeper than is typical. Sustained traditional yield curve inversion is viewed, with statistical support, as a harbinger of economic recession, but recession did not occur.
Early in the fourth quarter of 2024, the yield curve is relatively flat, meaning the two-year U.S. Treasury rate is only modestly lower than the ten-year rate.
Yield curve flattening and inversion generally reduces the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduces FHN's revenues from bond trading. Both of those impacts occurred over the past two years, with fluctuations. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors of FHN's Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although the occurrence of two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy has expanded in each quarter since then. The expansion rate has varied without a sustained trend.
Recession expectations in the U.S. were high in 2022 and early 2023. They moderated significantly after that. In 2024 recession expectations have fluctuated but generally have remained low.
Fiscal Policy
The Federal Reserve controls monetary policy for the U.S. government, but not fiscal policy (spending and taxation). Fiscal policy directly affects U.S. government annual deficits or surpluses, along with the size and trajectory of the national debt. Fiscal policy often has a significant impact on the U.S. economy. Some of the unusual or unexpected aspects of the post-COVID economy likely were created or supported by historically unusual fiscal stimulus and other stimulative policies which pushed, and in some cases continue to push, substantial amounts of money into the economy.
The federal elections in November 2024 could result in significant changes in U.S. fiscal policy in 2025 and 2026.
2023 Banking Crisis
In March 2023, two large regional U.S. banks failed after sudden large deposit outflows, and a major Swiss bank was acquired by another bank at the behest of regulators.

105	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

In May 2023, a third large regional U.S. bank failed after experiencing very large deposit outflows in March. In the aftermath of these failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. Most U.S. banks saw abrupt net outflows of deposits in the spring of 2023 following the failures. Most have since recouped those deposits, mainly by offering higher interest rates. In 2024, competition for deposits has been quite intense.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin (NIM) started to compress. FHN was able to reverse the compression during 2023 fueled in part by using increased deposits and capital to reduce more-expensive borrowings. FHN's NIM further improved in the first half of 2024 compared with the second half of 2023. Third quarter NIM contracted modestly while remaining higher than in 2023.
In 2024 through third quarter, improvements in loan yields have been largely offset by higher funding costs, especially for deposits. Deposit costs have increased largely in response to heightened competition in many of FHN's markets. Although that competitive environment is expected to continue, rate cuts are expected to moderate funding costs, especially as old commitments expire. A key uncertainty is whether rate cuts will impact loan yields as strongly as funding costs, and at the same times.
In addition, some of FHN's businesses have been negatively impacted by rate actions in the past two years and by the unusual yield curve. Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates modestly abated in 2024 through third quarter, and FHN's related businesses improved, but long-term rates remain well above the lows of a few years ago and even have trended upward since late in the third quarter. Moreover, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility. In 2024, bond trading revenues have improved markedly, but with significant volatility quarter-to-quarter. Bond revenues likely have fluctuated due to changing market expectations about rate moves, among other things.
Other Regulatory Proposals
In 2023, the Board of Governors of the Federal Reserve and other regulators proposed regulatory changes that would, if implemented, significantly increase regulatory constraints and costs on all U.S. banks with assets over $100 billion. A few new requirements would apply to banks, like FHN, with assets over $50 billion, but by far the main impacts would fall on banks greater than $100 billion in assets.
The proposals touch upon many regulatory requirements, including debt and equity capital requirements, credit risk standards, asset risk-weighting, and resolution planning. The increased requirements also would entail additional compliance costs.
The triggering of significant cost increases based on a single threshold financial measure—$100 billion in assets
—has been in place for many years and has impacted the U.S. banking industry. Compliance restrictions and costs increase as the threshold is approached but a step-up pattern remains. Those effects have added to the incentives for banks to consolidate, and the proposed new rules are likely to enhance that.
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
Greenhouse Gas (GHG) Reporting Regimes
In October 2023, the state of California enacted laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. As currently enacted, the laws require implementing regulations to be adopted by July 1, 2025, and reporting for Scopes 1 and 2 to begin in 2026 for the 2025 fiscal year.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “SEC Climate Disclosures Rules”). These Rules would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk management processes, and would include a related financial statement

106	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

and audit requirement, among other things. Refer to "Accounting Changes" below for additional information. The SEC Climate Disclosures Rules also have a lengthy phase-in period.
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
Potentially of more significance: California may require inquiry of customers rather than mere estimation about them. If FHN is allowed merely to estimate emissions from customers, that process may be costly but would not interfere with its business relationships. If, however, FHN is required to support Scope 3 reporting by obtaining
GHG-related information from customers, including customers that are not public companies and that do no business in California, then the California disclosure laws could interfere with FHN's business. In that case, effectively FHN would be required to impose costs and/or inconveniences on its customers. Other banks in FHN's markets, particularly those that are private and not doing business in California, could provide financial services without those requirements, putting FHN at a competitive disadvantage.
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
The SEC Climate Disclosures rules likewise are being challenged in court. Challengers assert, among other things, that the SEC lacks explicit Congressional authorization to create a regulatory reporting regime pertaining to GHG emissions. The several challenges have been consolidated in the U.S. (federal) 8th Circuit. Possibly anticipating a court-ordered stay, the SEC has suspended the effectiveness of its rules while the court challenges are pending.
Assuming that the various legal challenges leave the SEC Climate Disclosures Rules entirely or largely intact, the California laws might be further challenged by public companies as having been pre-empted by the SEC Rules.
Market Growth and Weather Events
FHN's principal markets are in the southern and southeastern United States, including most of the major gulf coast markets and several markets on the southern Atlantic seacoast. Many of FHN's markets, both coastal and non-coastal, have experienced significant population growth over at least the past twenty years, outpacing the growth rate for the U.S. as a whole. That population growth generally has been accompanied by economic growth.
Many of FHN's fastest growing markets, including most significantly those in Florida, can be impacted significantly by hurricanes and other severe coastal weather events. As those markets grow, FHN's economic commitment to them grows, as does FHN's financial exposure to those events.
Over the past two years it has been widely reported that the economic costs of hurricane and other severe weather events in the southeastern U.S. have been rising significantly. FHN believes that rising costs are directly related to growth in those areas.
For example, much of the growth in Florida has been along the coast moving out from older cities. A gulf coast hurricane 50 or 60 years ago had a fair chance of making landfall in a relatively unpopulated area. Now, the chances of directly hitting a population center are much higher, the average population in that center is much higher, and the average value per building is much higher.
The reported significant increase in casualty risks and costs is being reflected in property insurance practices which currently are in significant flux. The insurance industry is being forced to revise its risk assessment and premium pricing practices in coastal and other impacted areas as loss experience has deviated from earlier predictions, sometimes badly. In Florida, for example,

107	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

some smaller carriers have failed, some larger carriers have left markets, and remaining carriers have significantly increased the premiums of hurricane-related insurance, narrowed coverage, or both.
Coastal states such as Florida and Louisiana have created last-resort insurance pools for residents who cannot obtain or afford private property insurance. However, as the costs borne by those pools increase, either the premiums will have to rise or general taxation will have to cover the difference. In addition, those programs generally do not help business clients, nor are they offered in many states that can be severely impacted by hurricane-related flooding.
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
More fundamentally, elevated insurance and casualty costs blunt a key factor driving growth in many of these high-growth markets: lower costs of living. If market growth slows, FHN's business could be impacted.
Critical Accounting Policies and Estimates
FHN has made no significant changes in its critical accounting policies and estimates from those disclosed in its 2023 Annual Report on Form 10-K.
Accounting Changes
In March 2024, the SEC adopted its Climate Disclosures Rules (refer to "Greenhouse Gas (GHG) Reporting Regimes" above). Those Rules, when effective, will require registrants to disclose certain climate-related information in registration statements and annual reports. Information required for inclusion within the footnotes to the financial statements for severe weather events and other natural conditions includes 1) income statement effects before insurance recoveries above 1% of pre-tax income/loss, 2) balance sheet effects above 1% of shareholders’ equity, and 3) certain carbon offsets and renewable energy credits. Qualitative discussion is also required for material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans.
Disclosures that are outside the financial statements include 1) Scope 1 and Scope 2 GHG emissions, if material, 2) how the Board of Directors oversees the assessment and management of climate-related risks, 3) management’s role in assessing and managing climate-related risks if the risks are material, 4) climate-related risks that have had or are reasonably likely to have a material effect on its business strategy, results of operations, or financial condition, including whether the risks are expected to manifest in the short term (i.e., next 12 months) and, separately, in the long term (i.e., beyond the next 12 months), 5) if a registrant has adopted a plan to manage material climate transition risks, the plan should be described and updated annually to specify its progress toward completing the transition plan, including any actions taken under the plan and how those actions have affected the registrant’s business, results of operations, or financial condition, 6) if a registrant has adopted a plan to manage material climate transition risks, the plan should be described and updated annually to specify its progress toward completing the transition plan, including any actions taken under the plan and how those actions have affected the registrant’s business, results of operations, or financial condition, 7) quantitative price disclosures if a registrant uses an internal carbon price (e.g., a monetary cost assigned to carbon emissions for budgeting, forecasting, or performance management) and this use is material to how it evaluates material climate-related risks, 8) if a registrant uses a scenario analysis to assess its business in the context of climate-related risks and, on the basis of that analysis, determines that a climate-related risk is reasonably likely to have a material impact, the registrant must describe each scenario, including the parameters, assumptions, and projected financial impacts, 9) the registrant's processes for “identifying, assessing and managing” material climate-related risks, 10) information about the registrant's publicly announced or internal climate-related targets or goals if they materially affect or are reasonably likely to materially affect the registrant's business, results of operations, or financial condition (e.g., expenditures or operational changes needed to meet the targets or goals) and 11) quantitative and qualitative descriptions of the material expenditures incurred and material impacts on financial estimates and assumptions that, in management’s assessment, directly result from activities to mitigate or adapt to material climate-related risks.

108	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

In April 2024, the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. Therefore, the actual timing of the implementation of the Climate Disclosure Rules, if sustained through the judicial process, is uncertain. FHN is assessing the potential effects of the Climate Disclosure Rules on its registration statements and annual reports.
Refer to Note 1 – Basis of Presentation and Accounting Policies in the Consolidated Financial Statements in Part I, Item 1 of this report for a detail of accounting changes with extended transition periods, accounting changes adopted in the current year and accounting changes issued but not currently effective, which section is incorporated into MD&A by this reference.

109	3Q24 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.26
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Nine Months Ended
(Dollars in millions; shares in thousands)	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$627	$629	$605	$1,881	$1,923
Plus: Noninterest income (GAAP)	200	186	173	581	745
Total revenues (GAAP)	827	815	778	2,462	2,668
Less: Noninterest expense (GAAP)	511	500	474	1,527	1,508
Pre-provision net revenue (Non-GAAP)	$316	$315	$304	$935	$1,160

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,128	$8,949	$8,978	$9,109	$8,905
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	426	426	520	457	838
(A) Total average common equity	$8,407	$8,228	$8,163	$8,357	$7,772
Less: Average goodwill and other intangible assets (GAAP)(b)	1,669	1,680	1,714	1,680	1,726
(B) Average tangible common equity (Non-GAAP)	$6,738	$6,548	$6,449	$6,677	$6,046

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$849	$739	$513	$776	$922

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$9,316	$8,955	$8,793	$9,316	$8,793
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	426	426	520	426	520
(E) Total common equity	$8,595	$8,234	$7,978	$8,595	$7,978
Less: Goodwill and other intangible assets (GAAP)(b)	1,664	1,675	1,709	1,664	1,709
(F) Tangible common equity (Non-GAAP)	6,931	6,559	6,269	6,931	6,269
Less: Unrealized gains (losses) on AFS securities, net of tax	(669)	(901)	(1,170)	(669)	(1,170)
(G) Adjusted tangible common equity (Non-GAAP)	$7,600	$7,460	$7,439	$7,600	$7,439

Tangible Assets (Non-GAAP)
(H) Total assets (GAAP)	$82,635	$82,230	$82,533	$82,635	$82,533
Less: Goodwill and other intangible assets (GAAP) (b)	1,664	1,675	1,709	1,664	1,709
(I) Tangible assets (Non-GAAP)	$80,971	$80,555	$80,824	$80,971	$80,824

Risk-Weighted Assets
(J) Risk-weighted assets (c)	$71,463	$71,913	$71,866	$71,463	$71,866

Period-end Shares Outstanding
(K) Period-end shares outstanding	532,181	536,876	558,709	532,181	558,709

Ratios
(C)/(A) Return on average common equity (GAAP)	10.10%	8.98%	6.28%	9.28%	11.86%
(C)/(B) Return on average tangible common equity (Non-GAAP)	12.60	11.29	7.95	11.62	15.24
(D)/(H) Total period-end equity to period-end assets (GAAP)	11.27	10.89	10.65	11.27	10.65
(F)/(I) Tangible common equity to tangible assets (Non-GAAP)	8.56	8.14	7.76	8.56	7.76
(G)/(J) Adjusted tangible common equity to risk-weighted assets (Non-GAAP)	10.63	10.37	10.35	10.63	10.35
(E)/(K) Book value per common share (GAAP)	$16.15	$15.34	$14.28	$16.15	$14.28
(F)/(K) Tangible book value per common share (Non-GAAP)	$13.02	$12.22	$11.22	$13.02	$11.22

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.
(c) Defined by and calculated in conformity with bank regulations applicable to FHN.

110	3Q24 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 100 of this report and the subsections entitled “Market Risk Management” beginning on page 100 and “Interest Rate Risk Management” beginning on page 101 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 48-54 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2023, including in particular the section entitled “Risk Management” beginning on page 81 of that Report and the subsections entitled “Market Risk Management” beginning on page 82 and “Interest Rate Risk Management” beginning on page 84 of that Report; and Note 21 to the Consolidated Financial Statements appearing on pages 178-184 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

111	3Q24 FORM 10-Q REPORT

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

Items 3. and 4.
Not applicable

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the third quarter of 2024, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1"
under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the third quarter of 2024 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

112	3Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Table II.5c
TRADING ARRANGEMENTS CREATED, MODIFIED, OR TERMINATED MOST RECENT QUARTER

	Arrangement Type		Type of Action Taken During Quarter	Date Action Taken	Duration or Expiration Date	Total Shares to be
Name & Title	10b5-1	non-10b5-1				Bought	Sold
Not applicable

Item 6.    Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Bylaws of First Horizon Corporation, as amended and restated effective January 22, 2024				8-K	3.1	1/23/2024
4.2	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Rate Applicable to Participating Directors under the Directors and Executives Deferred Compensation Plan	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X

113	3Q24 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X
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

114	3Q24 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: November 7, 2024	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

115	3Q24 FORM 10-Q REPORT