Form 10-K
period 2024-12-31
FIRST HORIZON CORP
filed 2025-02-27
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
- or -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to__________
Commission File Number: 001-15185
(Exact name of registrant as specified in its charter)

TN		62-0803242
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: 901-523-4444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series B	FHN PR B	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C	FHN PR C	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E	FHN PR E	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series F	FHN PR F	New York Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
At June 30, 2024, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $8.4 billion based on the closing stock price reported for that date.
At January 31, 2025, the registrant had 521,769,746 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be furnished to shareholders in connection with the Annual Meeting of shareholders scheduled for April 29, 2025 or provided in an amendment to this Annual Report: Part III of this Report

Auditor Name:    KPMG LLP        Auditor Location:     Memphis, TN            Auditor Firm ID: 185

TABLE OF CONTENTS and GLOSSARY

MD&A and Financial Statement References:
In this report: "2024 MD&A" and "2024 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 within Part II of this report; and, "2024 Financial Statements" and "2024 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income, our Consolidated Statements of Changes in Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.

1	2024 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS and GLOSSARY
Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank	First Horizon Bank
BHCA	Bank Holding Company Act of 1956
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CAS	Credit Assurance Services
CBF	Capital Bank Financial
CCAR	Comprehensive Capital Analysis and Review
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CIO	Chief Information Officer
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
CSIRP	Computer Security Incident Response Plan
DIF	Deposit Insurance Fund
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
ECP	Equity Compensation Plan
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board

Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this filing references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for sale
HR	Human Resources
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
IRS	Internal Revenue Service
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LMI	Low- and moderate-income
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income

2	2024 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS and GLOSSARY

NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NOL	Net operating loss
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PCA	Prompt corrective action
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI-DSS	Payment Card Industry Data Security Standard
PD	Probability of default
PM	Portfolio managers
PPNR	Pre-provision net revenue
PPP	Paycheck Protection Program
PSU	Performance Stock Unit
PTNI	Pre-tax net income
RE	Real estate
RM	Relationship managers
ROU	Right-of-use
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SOX	Sarbanes-Oxley Act of 2002
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, which the parties mutually terminated on May 4, 2023
TD Transaction	The acquisition of FHN by TD contemplated by the TD Merger Agreement
TDFI	Tennessee Department of Financial Institutions
TDR	Troubled Debt Restructuring
TPRM	Third-Party Risk Management
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we/us/our	First Horizon Corporation

3	2024 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

Executive Summary of Principal Investment Risks
This section provides an executive summary of the principal risks associated with an investment in our equity or debt securities. Our businesses are complex, and so are the risks associated with them. This summary is not a complete statement of risks a prospective or current investor should consider.
•The Economy. Our businesses and our industry are heavily entwined with the U.S. economy. We tend to perform better when economic conditions are favorable, and our performance tends to be weaker when the economy is weaker. That relationship can be quite strong, which can make our income and other key performance measures volatile, especially when compared with companies in many other industries. The economy tends to rise and fall in roughly a cyclical manner which is difficult to predict, which in turn makes our performance difficult to predict. For additional information, see the Cyclicality discussion within Other Business Information, which begins on page 19, and Risks from Economic Downturns and Changes which begins on page 36.
•Credit Loss. Our lending business—a major source of our revenues—is dependent on our clients being able to pay us back. That ability often depends on economic conditions, but many individual factors can be critical as well. If a client defaults on a loan, generally we will experience a financial loss. Even if the loan is secured, our loss from a default often is only reduced, not eliminated, by collateral supporting the loan. Accounting rules require us to evaluate current expected credit loss (CECL) each quarter, booking losses based on our expectations. That process can result in a highly volatile pattern of recognizing credit loss each quarter. For additional information, see: the discussion captioned CECL Accounting and COVID-19 within the Significant Business Developments Over Past Five Years section of Item 1, which begins on page 12; and Credit Risks beginning on page 38.
•Loan Loss vs Loan Profit. Lending generally is a high-volume, low-margin business. This means that we often need the profits from many loans to make up for losses from one loan. For our earnings to be strong, we need to hold loan losses to a very low level, which makes our management of credit quality a critical function for us. This imbalance between loss and profit can amplify the potential for volatility in our earnings. For additional information, see Credit Risks beginning on page 38.
•Interest Rate Conditions. Interest rates and, especially, the shape of the yield curve, are critical drivers of our profit margin from lending. If the yield curve is flat—with long-term rates only slightly higher than short-term rates—our lending margins shrink, and so does our net interest income. Interest rate policy is controlled by federal agencies and by market forces, not by us, and can change significantly and abruptly, as occurred in 2022 and 2023, when the key agency in the U.S. shifted to strong tightening policy, raising short-term interest rates multiple times. Tightening ended in 2023 and interest rates began to decline in the last half of 2024. 2022's aggressive policy shift caused short-term rates to rise substantially, and to exceed long-term rates (a so-called yield curve inversion) many times in 2022 and during all of 2023 and the first half of 2024. Over half of our loan portfolio bears variable interest rates associated with short-term reference rates, which reacted fairly quickly to the shifts in environment. For additional information, see: the Monetary Policy Shifts discussion within Significant Business Developments Over Past Five Years, which begins on page 12; the Cyclicality discussion within Other Business Information, which begins on page 19; Risks Associated with Monetary Events beginning on page 37; Interest Rate and Yield Curve Risks beginning on page 46; and discussion under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of our 2024 MD&A (Item 7), which begins on page 97.
•Funding Balance. In our lending business, we aggregate money from deposits and borrowings and lend it out at rates which more than cover our costs. We constantly must optimize the mix of our deposits and borrowings to minimize our funding costs. In addition, we must balance our overall funding sources (deposits and borrowings) with our funding needs (lending). Imbalances tend to hurt our earnings. If sources are larger than our lending needs, generally we can cut back short-term borrowing or invest excess funds in securities, but our margins can be weaker as a result. If sources become too small, we might have to forego profitable lending or increase funding by selling investments or increasing deposit or borrowing volumes and costs, or, most likely, we might have to take some combination of those actions. For additional information, see Liquidity and Funding Risks beginning on page 44.
•Deposit Instability. A large portion of bank deposits can be removed by depositors very quickly. Public confidence in banks therefore is a key foundation for the banking business. If deposits are removed quickly by a large cohort of depositors at the same time due to a sudden loss of confidence, the resulting "run on the bank" can cause the bank to become insolvent, as occurred in 2023 when three large regional U.S. banks

4	2024 FORM 10-K ANNUAL REPORT

EXECUTIVE SUMMARY OF PRINCIPAL INVESTMENT RISKS

failed after very substantial runs on their deposits. Most other regional banks, including our Bank, experienced significant deposit outflows during this period, which we countered with a successful deposit campaign, as public confidence in all but the largest banks was shaken. While the aftermath of the 2023 bank failures has seen a restoration of public confidence, future runs always are possible. For additional information, see Liquidity and Funding Risks beginning on page 44.
•Competition. Competition for clients and talent in our industry is intense and unlikely to abate. Competition for clients pressures us to make interest rate and other concessions on lending and on deposits, which reduce our margins. Competition for revenue-producing talent is a key method of obtaining new client relationships in many parts of our industry, and pressures us to increase compensation expense. For additional information, see Competition beginning on page 16, and Traditional Competition Risks beginning on page 31.
•Banking Consolidation. Since the advent of nation-wide branching in the 1980s, the banking industry has experienced several waves of substantial consolidation. In the past twenty years, increasingly sophisticated technological systems have allowed institutions to become extremely large while maintaining adequate client service, and, due to cost efficiencies associated with scalable technology, have rewarded the largest institutions disproportionately. These rewards have incented U.S. banks to grow larger, faster. Consolidation can abruptly change the competitive environment in our markets. In addition, when we participate in consolidating actions, as we did in 2020, typically it creates internal disruption and expense for a time while we integrate systems, consolidate branches, and take other consolidation-related actions. Moreover, in our industry, the market tends to discount, for a time, the stock price of banks that engage in major mergers, in part due to the transaction and integration expenses associated with those transactions coupled with the risk that the combination may not achieve management’s strategic or tactical objectives. For additional information, see: Significant Business Developments Over Past Five Years beginning on page 12; the Strategic Transactions discussion within the Other Business Information section which begins on page 19; and Traditional Strategic Risks beginning on page 32.
•Industry Disruption. Technological innovation, and the associated changes in client preferences, are radically transforming our industry and how financial services are delivered to clients. Being a consistent innovation leader is practically impossible for a bank our size, while keeping pace is expensive and difficult. Moreover, rapid innovation has the potential to be destructive of traditional business models and companies in our industry, as it has done and is doing in other industries. For additional information, see Industry Disruption beginning on page 33.
•Regulated Industry. Our principal businesses are heavily regulated. Our two primary banking regulators can examine us, cause us to change our business operations, and significantly restrict our ability to pursue lines of business, in ways not applicable to companies in most other industries. We also have several secondary regulators, each with significant though less-encompassing powers. The primary missions of the regulators are to protect the banking system as a whole, to protect clients, and to protect the federal government’s deposit insurance fund and program; none exists to protect or enhance our profitability or protect or promote the interests of our investors. Moreover, regulators are government agencies, and as such can experience significant policy changes when the elected branches of government experience such changes. These policy shifts could result in changes in our costs and earnings. For additional information, see Regulatory, Legislative, and Legal Risks beginning on page 40.
•Security & Technology. Fraud and theft have always been significant risks for banks; we experience fraud and theft loss every year. Technology has allowed fraud and theft risks to grow substantially. Bad actors can impact us from around the world, day or night, both directly and through our clients or vendors. Unfortunately, it is not practical to emphasize security to the exclusion of other business needs. Typically, the more a system is built to be robustly secure, the less that system can be flexible and adaptable. Moreover, a high-security system can be associated with sub-optimal user experience (client frustration). For additional information, see Operational Risks beginning on page 34 and Cybersecurity Risks beginning on page 35.
•Expense Control. Banks in the U.S. are focused on reducing operating costs as much as possible while maintaining competitive or superior service. Expense control is viewed as crucial for long-term success. For additional information, see Operational Risks beginning on page 34, and Risks of Expense Control beginning on page 42.
For a more complete discussion of the risks associated with our businesses and operations and investment in our securities, see Item 1A—Risk Factors, beginning on page 31.

5	2024 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements
This report, including materials incorporated into it, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to FHN's beliefs, plans, goals, expectations, and estimates. Forward-looking statements are not a representation of historical information, but instead pertain to future operations, strategies, financial results or other developments. Forward-looking statements often use words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “should,” “is likely,” “will,” “going forward,” and other similar expressions that indicate future events and trends.
Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic, and competitive uncertainties and contingencies, many of which are beyond our control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change and could cause our actual future results and outcomes to differ materially from those contemplated by forward-looking statements or historical performance. While there is no assurance that any list of uncertainties and contingencies is complete, examples of factors which could cause actual results to differ from those contemplated by forward-looking statements or historical performance include:
•global, national, and local economic and business conditions, including economic recession or depression;
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
•the financial condition and stability of major financial and market participants, including private financial institutions as well as governments and governmental agencies;
•competition within and outside the financial services industry;
•the occurrence of natural or man-made disasters, pandemics, conflicts, or terrorist attacks, or other adverse external events;
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
•reputational risk and potential adverse reactions or changes to business or associate relationships; and
•other factors that may affect future results of FHN.
Any forward-looking statements made by or on behalf of FHN speak only as of the date they are made, and FHN assumes no obligation to update or revise any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, those factors listed in material incorporated by reference into this report, and other factors not listed. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned

6	2024 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

above along with the additional risks and factors discussed in Items 1, 1A, and 7 of this report, among others. Readers should also consult any further disclosures of a forward-looking nature in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

7	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

PART I

Item 1.    Business
Our Businesses
Overview
First Horizon Corporation is a Tennessee corporation. We incorporated in 1968, and are headquartered in Memphis, Tennessee. We are a bank holding company under the Bank Holding Company Act, and a financial holding company under the Gramm-Leach-Bliley Act. Our common stock is listed on the New York Stock Exchange under the symbol “FHN.” At December 31, 2024, we had total consolidated assets of $82 billion. We provide diversified financial services through our subsidiaries, principally First Horizon Bank. The Bank is a Tennessee banking corporation headquartered in Memphis, Tennessee.
During 2024 approximately 21% of our consolidated revenues were provided by fee and other noninterest income, and approximately 79% of revenues were provided by net interest income.
As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.
The Bank
The Bank was founded in 1864 as First National Bank of Memphis. During 2024, through its various business lines, including consolidated subsidiaries, the Bank reported revenues (net interest income plus noninterest income) of approximately $3 billion. The Bank generated a substantial majority of First Horizon’s consolidated revenue. At December 31, 2024, the Bank had $82 billion in total assets, $66 billion in total deposits, and $63 billion in total loans (including certain leases, before considering the allowance for loan and lease losses).
Principal Businesses, Brands, & Locations
Our principal brands at year-end 2024 are summarized in Table 1.1.
Table 1.1
Principal Businesses & Brands at Year-End

Businesses	Principal Brands
Banking & financial services generally	First Horizon & First Horizon Bank
Fixed income / capital markets	FHN Financial
Mortgage lending	First Horizon Bank
Insurance brokerage & management services	First Horizon Advisors
Wealth management & brokerage services	First Horizon Advisors
At December 31, 2024, First Horizon’s subsidiaries had over 450 business locations in 24 U.S. states, excluding off-premises ATMs. Most of those locations were banking centers. At year-end, the Bank had 416 retail banking centers in 12 states, as shown in Table 1.2.
Table 1.2
Retail Banking Centers at Year-End

State	#	State	#
Tennessee	137	Arkansas	12
North Carolina	79	South Carolina	10
Florida	76	Virginia	8
Louisiana	56	Texas	7
Alabama	13	Mississippi	4
Georgia	13	New York	1
Many banking centers contain special-service areas such as wealth management and mortgage lending.
At year-end 2024, First Horizon also had over fifty client-service offices not physically within banking centers, including fixed income, home mortgage, wealth management, and commercial loan offices. The largest groups of those offices were 25 fixed income offices in 17 states across the U.S. and 7 stand-alone mortgage lending offices in 5 states. First Horizon also has operational and administrative offices.

8	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Loans
Loan Portfolios
Lending is a major source of revenue for us, and loans are our largest asset type. Table 1.3 shows our total loans (including certain leases) at year-end 2024, along with some details regarding the composition of our loans. Most of our loans are commercial.
As shown in Table 1.3, our loans are broken into two major types: commercial and consumer. Each type is broken into portfolios. Our three major portfolios are: traditional, unsecured commercial, and financial and industrial (“C&I”) loans; secured commercial real estate (“CRE”) loans; and secured consumer real estate loans. A fourth portfolio consists of consumer credit card and other consumer debt.
Table 1.3
Loan Types & Portfolios1

Commercial	$48 B	76%
Consumer	15 B	24
Total Loans	$63 B	100%

Commercial Portfolios	% of Type	% of Total
C&I	70%	53%
CRE	30	23

Consumer Portfolios	% of Type	% of Total
Consumer real estate	95%	23%
Credit card/other	5	1
1    Dollars and percentages at December 31, 2024.
Geographic Mix
Geographically, a significant majority of our loans originate from five states: Florida, Tennessee, Texas, North Carolina, and Louisiana. The geographic dispersion of our loans varies considerably among our three major loan portfolios, as shown in Table 1.4.
Table 1.4
Major Loan Portfolios1 by Geography

C&I ($33B)		CRE ($14B)		Cons. RE ($14B)
Tennessee	20%	Florida	26%	Florida	29%
Florida	12	Texas	13	Tennessee	22
Texas	11	N. Carolina	13	Texas	12
N. Carolina	7	Georgia	10	Louisiana	8
California	6	Tennessee	9	N. Carolina	7
Louisiana	6	Louisiana	7	Georgia	6
Georgia	4	All other	22	New York	5
All other	34			All other	11
1    Dollars and percentages at December 31, 2024.
C&I Loans
The C&I portfolio, our largest portfolio by far, was $33 billion at December 31, 2024. Our C&I portfolio has an industry concentration: about 21% of C&I loans are to businesses in the financial services industry, which includes finance and insurance companies and mortgage lending companies, while 12% of our C&I loans are to borrowers in the real estate and rental and leasing industry. The rest of C&I covers a wide range of industries, as shown in Table 1.5a.
Table 1.5a
C&I Loans1 by Industry/Line of Business

Real estate and rental and leasing (a)	12%
Finance and insurance	11
Loans to mortgage companies	10
Health care and social assistance	8
Wholesale trade	7
Manufacturing	7
Accommodation and food service	7
Retail trade	5
Transportation and warehousing	5
Energy	4
Other C&I	24
1     Percentages of C&I portfolio at December 31, 2024.
(a)    Leasing, rental of real estate, equipment, and goods.
CRE Loans
The CRE portfolio was $14 billion at December 31, 2024. The largest property type within CRE is multi-family, as shown in Table 1.5b. The next three largest property types were office, retail, and industrial. At year-end, nearly half of the office loans were for medical industry office space.
Table 1.5b
CRE Loans1 by Property Type

Multi-family	36%
Office	19
Retail	15
Industrial	15
Hospitality	9
Land/land development	2
Other CRE	4
1     Percentages of CRE portfolio at December 31, 2024.

9	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Consumer Loans
Consumer loans totaled $15 billion at December 31, 2024, as shown in Table 1.3 above. A substantial majority of consumer loans consists of home equity loans, mortgages, and other secured consumer real estate loans.

Further information regarding our loans is provided in Note 3 beginning on page 135 appearing in our 2024 Financial Statements (Item 8), and under the captions Analysis of Financial Condition and Asset Quality, beginning on pages 67 and 70, respectively, of our 2024 MD&A (Item 7).
Deposits
Deposits comprise our largest resource to fund lending. Deposits overall also tend to be our lowest-cost funding source. At year-end 2024, we had total deposits of $66 billion. Most of our deposits are held in our commercial, consumer & wealth banking segment. Table 1.6 provides a deposit overview at December 31, 2024.
Further information regarding deposits is provided: in Note 8 beginning on page 152 appearing in our 2024 Financial Statements (Item 8); under the caption Deposits beginning on page 81 appearing in our 2024 MD&A (Item 7); and in other parts of this report referenced under Deposits.

Table 1.6
Deposit1 Overview

Client Types	% of Total	Acct Types	% of Total	FDIC Insured Status	% of Total	Source	% of Total
Commercial	55%	Savings	41%	Estimated Insured	59%	Tennessee	37%
Consumer	45	Time deposits	10	Est. Uninsured - Total	41	Florida	18
		Other interest	25	Est. Uninsured - Collateralized	7	N. Carolina	13
		Noninterest	24			Louisiana	12
						All other	20
1    Percentages of deposits at December 31, 2024.
Business Segments
Segment Overview
Our financial results of operations are reported through operational business segments which are not closely related to the legal structure of our subsidiaries. During 2024, we reorganized our internal management structure and, accordingly, reclassified our reportable business segments. Prior to the 2024 reclassification, we operated through three business segments: (1) regional, (2) specialty, and (3) corporate. As a result of the 2024 reclassification, our reportable business segments now include: (1) commercial, consumer & wealth, (2) wholesale, and (3) corporate. In this report, segment information for prior periods has been reclassified to conform with our current segments.
Financial and other additional information concerning our segments—including information concerning assets, revenues, and financial results—appears in our 2024 MD&A (Item 7) and in our 2024 Financial Statements (Item 8), especially in Note 19—Business Segment Information. Note 19 begins on page 175.
Commercial, Consumer & Wealth and Wholesale Banking Segments
By far most of our loans and deposits are in the commercial, consumer & wealth and wholesale banking segments. Similarly, those segments are the sources of most of our revenues and expenses. The two segments create and use financial resources differently, and the revenues they generate have a very different mix of net interest income vs. noninterest income. In addition, commercial, consumer & wealth banking is larger than wholesale banking by many financial measures. Table 1.7 provides high-level financial information for each of those two segments, highlighting these points.
Table 1.7
Commercial, Consumer & Wealth (CCW) vs Wholesale Banking Snapshot

(Dollars in millions)	CCW	Wholesale
2024 Average assets	$59,402	$8,209
2024 Net interest income	2,543	194
2024 Noninterest income	461	230
2024 Pre-tax income	1,429	122
Commercial, Consumer & Wealth and Wholesale Lines of Business
The principal lines of business in the commercial, consumer & wealth banking segment are:
•commercial banking (larger business enterprises)
•business banking (smaller business enterprises)
•consumer banking
•private client and wealth management

10	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

•asset-based lending
•professional commercial real estate (Prof-CRE)
•equipment finance
•energy finance
•international banking
•healthcare finance
•trucking and transportation finance
•corporate banking
The principal lines of business in the wholesale banking segment are:
•fixed income/capital markets
•mortgage warehouse lending
•franchise finance
•correspondent banking
•mortgage origination
Geographically, commercial, consumer & wealth banking's traditional lending and deposit taking activities mainly serve commercial and consumer clients located in markets associated with our banking center footprint. Many of the businesses within wholesale banking, as well as several specialty lines of business within commercial, consumer & wealth banking, have much broader geographic reach. For example, our fixed income business has offices from Hawaii to Massachusetts and California is listed in Table 1.4 primarily because of wholesale banking's franchise finance business line.
Revenues and earnings from three of the business lines in the wholesale banking segment are significantly more volatile over time than our traditional lending and deposit taking activities. In addition to being sensitive to economic conditions generally, those wholesale business lines can be very strongly impacted or benefited by changes in interest rates or in the shape of the yield curve. Those business lines are fixed income/capital markets, mortgage warehouse lending, and mortgage origination. Because they can perform well when other business lines are subdued, and vice-versa, we sometimes refer to these as our counter-cyclical businesses. While 2023 overall was a subdued year for these counter-cyclical businesses as interest rates continued to rise before leveling, and the yield curve was inverted for the entire year, 2024 saw improvement as the yield curve flattened in the fourth quarter and mortgage rates modestly abated from 2023 highs.
Services We Provide
At December 31, 2024, we provided the following services through our subsidiaries and divisions:
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
•retail insurance sales as agent
Information about the net interest income and noninterest income we obtained from our largest categories of products and services appears under the caption Results of Operations—2024 Compared to 2023 beginning on page 59 of our 2024 MD&A (Item 7).

11	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Significant Business Developments Over Past Five Years
Selected Financial Data Past Five Years
Table 1.8 provides selected data concerning revenues, expenses, assets, liabilities, shareholders’ equity, and certain other metrics for the past five years.
Table 1.8
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in millions; financial condition data shown period-end, as of December 31)

	2024	2023	2022	2021	2020
Net interest income	$2,511	$2,540	$2,392	$1,994	$1,662
Noninterest income	679	927	815	1,076	1,492
Net income available to common shareholders	738	865	868	962	822
Total loans and leases	62,565	61,292	58,102	54,859	58,232
Provision (benefit) for credit losses	150	260	95	(310)	503
Net Charge-offs	112	170	59	2	120
Net interest margin	3.35%	3.42%	3.10%	2.48%	2.86%
Total assets	82,152	81,661	78,953	89,092	84,209
Total deposits	65,581	65,780	63,489	74,895	69,982
Total term borrowings	1,195	1,150	1,597	1,590	1,670
Total liabilities	73,041	72,370	70,406	80,598	75,902
Preferred stock	426	520	1,014	520	470
Total shareholders’ equity (financial statement)	9,111	9,291	8,547	8,494	8,307
Common Equity Tier 1 Capital (regulatory)	7,967	8,104	7,032	6,367	6,110

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
•As shown in Table 1.8, the COVID-19 pandemic caused us to recognize substantial provision for credit losses in 2020 and reduced our transaction volume and revenues. See the discussion captioned CECL Accounting and COVID-19 within Events Impacting Year-to-Year Comparisons, immediately below. In 2021, a large portion of that 2020 provision expense was effectively reversed, resulting in a provision credit for the year.
•The pandemic also resulted in strong deposit growth in 2020 and 2021, despite interest rates being extremely low. We believe federal assistance and stimulus programs in 2020 and early 2021 significantly bolstered deposits in both years. The Federal Reserve began quantitative tightening in mid-2022, which reduced the level of liquidity in the banking system. This resulted in a smaller deposit base for us and for the industry as a whole. This development, coupled with the regional bank crisis in the spring of 2023, prompted us to launch a successful deposit-gathering campaign in the second quarter of 2023.
•We have made key talent hires in critical areas throughout our company, with the main focus on

12	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

organically growing economically profitable business lines inside and outside our traditional markets.
•Throughout this period, we have pruned and adapted our physical banking center network to reflect long-term trends in client usage of banking centers and are making more efficient use of other physical facilities. Correspondingly, we have expanded and enhanced our digital banking products and services. These activities were significantly paused during the period when the TD Transaction was pending.
•In 2022 interest rates rose aggressively. This improved our lending margins during the year as we were able to raise average lending rates faster than average funding rates. In 2023 the rates and amounts we paid for deposits rose appreciably, but the impact was moderated by continued increases in lending rates along with a decrease in our borrowings. In 2024 both lending rates and deposit costs began to decline, but the decline in deposit costs lagged the decline in lending rates, resulting in a modest decline in our 2024 net interest margin.
•Until 2022, when interest rates in the U.S. began to rise significantly, lending was strong in certain wholesale areas, such as loans to mortgage companies, where demand was strongly stimulated by low interest rates. Mortgage-related lending and services fell significantly in 2022 and 2023, driven by the divestiture of our title services business in the third quarter of 2022 and continued high interest rates throughout the period. This downward trend in mortgage lending reversed in 2024 as mortgage rates modestly abated from 2023 highs, even while longer-term rates remained well above the lows of a few years ago.
•Similarly, 2022's rising rate environment and significant financial market volatility negatively impacted our fixed income and capital markets business compared to earlier years in this period. That adverse environment continued throughout 2023. Like our mortgage-related businesses, our fixed income and capital markets business rebounded in 2024, as interest rates declined and the yield curve flattened after having been inverted throughout 2023 and the first half of 2024.
Events Impacting Year-to-Year Comparisons
Securities Portfolio Restructuring in 2024
In the fourth quarter of 2024, we engaged in a restructuring of a portion of our investment securities portfolio, resulting in a $91 million pre-tax loss. While this action reduced income in 2024, it will improve our investment portfolio returns over the next few years.
TD Transaction 2022-2023
In February 2022, we agreed to be acquired by TD in a merger transaction. Our shareholders approved the TD Transaction in May 2022. In May 2023, after TD failed to obtain timely regulatory approval, we and TD agreed to terminate the transaction. See Toronto-Dominion Transaction below for further information.
Preparation for the consummation of the TD Transaction resulted in significant noninterest expense in 2022 and 2023 unrelated to the ordinary course of business. TD paid us a termination fee of $225 million which substantially increased 2023 noninterest income. We used $50 million of that fee to support the communities we serve.
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
Gain on Sale of Business
In third quarter of 2022, we sold our title services business, recognizing a $22 million pre-tax gain.

13	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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

14	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Fixed Income Volatility
In 2020 and 2021 moderate market volatility and the downward direction of interest rates resulted in much higher trading volume and noninterest income in our fixed income business. During most of 2022 the Federal Reserve aggressively raised rates, resulting in a significant fall-off in fixed income revenues, which continued in 2023. In 2024, the Federal Reserve began reducing interest rates, cutting rates by 50 basis points in September and by 25 basis points in both November and December. This reduction in rates resulted in increased trading volume and noninterest income in our fixed income business for 2024. See the Fixed Income discussion under Cyclicality within the Other Business Information section of this Item, which begins on page 19, for additional information.
Monetary Policy Shifts
Interest rates were low by historical standards in the first two years of this five-year period and generally fell during those years. This environment lowered our net interest margin in 2020 and 2021. Net interest margin is a measure of the profit we make on loans and other earning assets in relation to our cost of deposits and other funding sources. Because funding costs cannot realistically fall below zero, the very low rate environment during 2020-21 resulted in historically low net interest margin levels for us.
During much of 2021, the Federal Reserve kept short-term rates low and maintained an asset-buying program intended to put downward pressure on long-term rates. In 2022, the Federal Reserve began to raise short-term rates in large (as much as 75 basis point) moves and ceased its asset-buying program. This was in reaction to price inflation experienced in the U.S. during much of 2021 and in 2022. In 2023 short-term rate increases slowed substantially and then stopped entirely, while long-term rates rose and then fluctuated. The Federal Reserve began reducing short-term rates in the second half of 2024, but despite these reductions, long-term rates have remained well above the lows of a few years ago.
During the last half of 2022, all of 2023 and the first half 2024, the traditional two-year/ten-year yield curve for
U.S. Treasury debt was inverted, meaning the two-year rate exceeded the ten-year. Historically, inversion is not common, and extended periods of inversion are quite rare. Although several factors likely contributed to the inversion during this period, we believe a key factor in this instance, especially in 2023 and the first half of 2024, was that markets tried to anticipate when, and how aggressively, the Federal Reserve would start cutting short-term rates in order to avoid or mitigate a recession. The yield curve steepened by the end of 2024 as the Federal Reserve began reducing short-term rates in the latter portion of the year. Our net interest margin improved in 2022 and, despite the inversion, improved again in 2023, but declined modestly in 2024.
Additional information concerning monetary policy and changes to it appears: within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 30; under the caption Risks Associated with Monetary Events beginning on page 37 within Item 1A; and under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of 2024 MD&A (Item 7), which begins on page 97.
Mortgage-Related Businesses
We lend to mortgage lending companies, we originate mortgage loans, and (until 2022) we provided title and related services, all of which depend significantly on new and refinanced home mortgage activity. Lending to mortgage companies has been a significant business for us in all five years shown in Table 1.8; title and related services were significant for us in 2020, 2021, and 2022.
All three mortgage-related businesses benefited substantially from the low interest rate environment that ended in 2022. All our remaining mortgage-related businesses were adversely impacted when rates rose in 2022. Mortgage-related businesses rebounded in 2024, as those businesses attracted new clients, existing clients increased their lines of credit, and peers exited the business.
Significant Trends Past Five Years
Noteworthy trends during these five years included:
•Net interest margin declined from 2020 to 2021, though net interest income rose in 2021 as a result of increased average loan balances following the 2020 IBERIABANK merger. Net interest income expanded again in 2022 and 2023 as margins improved with the rising-rate environment, and loan growth continued. Both net interest income and net interest margin declined modestly in 2024, driven largely by increased deposit costs for the first 7 months of the year.
•Noninterest income declined in 2021 largely driven by a $533 million nontaxable purchase accounting gain from the IBERIABANK merger which was included in 2020 noninterest income, partially offset by a substantial increase in noninterest income following the merger, especially in relation to consumer mortgage originations and related services, and by strong fixed income revenues. The rising rates in 2022 negatively impacted mortgage and fixed income revenues in 2022 and in 2023. The uptick in 2023's noninterest income was driven by the fee paid to FHN when the TD Transaction terminated. Noninterest income declined in 2024 due to the merger termination fee included in 2023 and a pre-tax loss related to the restructuring of our investment

15	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

securities portfolio, partially offset by increased fixed income and mortgage revenues related to interest rate declines in the last half of 2024.
•Deposit growth in 2021 was driven by deposits of proceeds of PPP loans and expansive monetary policy, as well as by organic growth in deposits from core banking clients. Deposits in 2022 fell as the PPP impact receded and competitive pricing (rate) pressures increased. Deposits grew again in 2023 as a result of a successful deposit acquisition campaign, but leveled off in 2024 as deposit campaign promotional rates expired and short-term interest rates declined.
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
On February 9, 2023, FHN and TD agreed to extend the outside date for the transaction to close until May 27, 2023. Subsequent to the extension, TD informed FHN that TD did not expect the necessary regulatory approvals to be received in time to complete the transaction by May 27, 2023. On May 4, 2023, FHN and TD agreed to terminate the transaction.
Exited Businesses
Over the past five years, we have focused primarily on traditional lending and deposit taking to commercial and consumer clients and on the specialty lines of businesses within our commercial, consumer & wealth and wholesale banking segments. We have partially or fully exited some smaller businesses during those years. Exited businesses are managed in our corporate segment.
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
Banking Competition
Our traditional lending and deposit taking businesses primarily compete in those areas within the southern U.S. where we have banking center locations, summarized in Table 1.2. However, competition in our industry is trending away from the traditional geographic footprint model. That trend is happening throughout the industry, but the rate of change is highly uneven among different types of clients, products, and services. In our company, that trend is most evident in the specialty lines of business that comprise our wholesale banking business, as well as the specialty lines included in commercial, consumer & wealth banking (such as asset-based lending, commercial real estate, and equipment finance).
Our specialty lines of business serve both consumer and commercial clients. The consumer businesses remain strongly linked to our physical banking center locations, even as our delivery of financial services to consumers is increasingly focused on popular non-physical delivery methods, such as online and mobile banking. Online and mobile banking have contributed to a decline in banking center usage, but not (so far) an erosion of the link between banking center versus consumer client location. Increasingly, however, consumers are able to manage, through a single institution, their financial accounts at multiple institutions. Cross-institutional management features may contribute to a de-linking of consumers to physical banking center networks.
Our commercial businesses, especially our specialty lines of business, also have a geographic linkage, but it is weaker. Some areas of specialty lending, such as franchise finance, mortgage warehouse lending, asset-based lending, and certain other specialty businesses (see Fixed Income Competition below) are multi-regional or national in scope rather than being heavily centered on banking center locations.
Key traditional competitors in many of our markets include Bank of America N.A., Fifth Third Bank National Association, First-Citizens Bank & Trust Company (dba First Citizens Bank), Hancock Whitney Bank, Huntington National Bank, JPMorgan Chase Bank National Association, Regions Bank, Pinnacle Bank, PNC Bank National

16	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Recently, some evolutionary pressures have arisen which may prove to be less incremental and more disruptive. For example, in financial planning and wealth management, companies that are not traditional banks, including both long-established firms and new ones, have developed highly interactive systems and applications. These services compete directly with traditional banks in offering personal financial advice. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients. We and other traditional banks offer similar services, but doing so risks cannibalizing traditional business models for these services.
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
Competition for clients related to traditional and specialty banking products and services is most pronounced in rate pricing (loan rates, loan spreads, and deposit rates), services pricing, scope of services offered, quality of service, convenience, and ease of use for self-service areas such as online and mobile banking. Since 2022, rate pricing competition for deposits has been more intense than had been true in recent earlier years.
Fixed Income Competition
Our fixed income business, which is part of our wholesale banking segment, serves institutional clients, broadly segregated into depositories (including banks, thrifts, and credit unions) and non-depositories (including money managers, insurance companies, governmental units and agencies, public funds, pension funds, and hedge funds).
Both client groups are widely dispersed geographically, predominantly within the U.S. We have many competitors within both groups, including major U.S. and international securities firms as well as numerous regional and local firms.
Additional Information About Competition
For additional information on the competitive position of FHN and the Bank, refer to the General subsection above within this Item 1. Also, refer to the subsections entitled Supervision and Regulation and Effect of Governmental Policies, both of which are relevant to an analysis of our competitors. Due to the intense competition in the financial services industry, we can make no representation that our competitive position has or will remain constant, nor can we predict how it may change in the future.

17	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Human Resources Management
Firstpower Culture
Our 160-year history is rooted in our people-focused culture, centered around teamwork and collaboration to achieve best in class results. Everything we do is aligned with our Purpose, Core Values and Commitment, holding ourselves to the highest standards of ethical conduct and operational excellence.
Our Purpose: To help our clients unlock their full potential with capital and counsel.
Our Core Values:
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
•Expand Access—Make it easy to work and invest with us.
•Foster Team Success – Measure wins in terms of “we” not “me.” Take pride in company success. Be invested in a shared vision for future growth.
Commitment: As teammates and as individuals, we must own the moment. We listen, understand and deliver.
Continuously adapting to the changing needs and expectations of our workforce remains a priority to ensure we attract and retain top talent, have a highly engaged workforce and are well positioned to serve our associates, clients and communities and shareholders.
We strive to offer a workplace in which our associates feel valued, motivated and empowered to grow and excel. In addition to competitive health care benefits, wellness programs and parental and care-giver support, we offer professional development opportunities through mentoring and career development programs. Associates can actively engage with their colleagues at work and be involved in the community in a variety of ways, including through volunteerism and by participating in our numerous associate resource groups.
We regularly communicate through a variety of channels and seek input through formal surveys and through the Firstpower Council, a group of associates representing various areas of the company that provide direct feedback on opportunities to enhance our culture and organizational effectiveness. In 2024, we launched HR Help, a new associate self-service platform, providing detailed information designed to broaden the knowledge and support of the total health of every associate.
Year-End Statistical Information
At December 31, 2024*:
•First Horizon had 7,252 associates, or 7,155 full-time-equivalent associates and 97 part-time equivalent associates, not including contract labor for certain services:
◦65% white, 20% African American, 9% Hispanic, 3% Asian, and 2% other races or ethnicities
◦62% female and 38% male
◦4% had disabilities
•Of those, First Horizon had 1,230 corporate managers:
◦74% white, 14% African American, 7% Hispanic, 2% Asian, and 2% other races or ethnicities
◦54% female and 46% male
◦2% had disabilities

•37 members of the CEO's Operating Committee (composed of the CEO and leaders from across the organization):
◦84% white, 11% African American, 0% Hispanic, 5% Asian, and 0% other races or ethnicities
◦46% female and 54% male
__________
*    Data compiled from information provided by associates. Percentages may not add to 100% due to rounding.

18	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Other Business Information
Strategic Transactions
An element of our business strategy is to consider acquisitions and divestitures that would enhance long-term shareholder value. Significant acquisitions and divestitures which closed during the past five years are described in Significant Developments over the Past Five Years beginning on page 12 of this report.
The most significant transactions in the past five years are our merger of equals with IBKC and our 30-branch purchase from Truist, both in 2020. IBKC’s assets comprised roughly three-sevenths of our combined assets immediately after closing in July 2020. We completed systems integration for the IBKC merger in February 2022.
Subsidiaries
FHN’s consolidated operating subsidiaries at December 31, 2024 are listed in Exhibit 21. Technical and regulatory details follow:
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
Calendar-Year Seasonality
We do not experience material seasonality. We do experience seasonal variation in certain revenues, expenses, and credit trends. Historically, these variations have somewhat increased certain expenses and diminished certain revenues for the consumer, commercial & wealth and wholesale banking segments, principally in the first quarter each year. In addition, we experience seasonal variation in certain asset and liability balances, principally in the fourth quarter (consumer mortgages, commercial lending related to consumer mortgages, and certain associate-related reserves) and first quarter (consumer mortgages and commercial lending related to consumer mortgages).
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
Our traditional banking businesses are highly dependent on the level of interest rates, whether federal monetary policy is easing or tightening, and on the shape of the interest rate yield curve. These factors also are cyclical,

19	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

and are related in complex ways with the business cycle mentioned above.
These factors, and their impacts on us, often are mixed rather than consistently positive or negative. For example: low interest rates reduce the interest income we earn, reduce our costs of funding, tend to stimulate economic activity and loan growth, and, through lower debt service, tend to ease financial pressure on clients, reducing default risk. If the yield curve remains relatively steep, with long-term interest rates noticeably higher than short-term rates, our net interest margin will tend not to be significantly compressed by the lower rate environment, since lower short rates will keep our funding costs down while higher long rates will support the rates we can charge on lending. But if rates fall low enough (as they did in 2020-21), the yield curve will flatten and our margins will suffer. Moreover, the Federal Reserve tends to lower rates in response to, or to avoid, a weakening economy. Economic weakness tends to diminish client borrowing and other activities which benefit our performance.
Further information on these topics is presented: within Item 1A (which begins on page 31), in Risk from Economic Downturns and Changes, Risks Associated with Monetary Events, Liquidity and Funding Risks, and Interest Rate and Yield Curve Risks; and, within 2024 MD&A (Item 7), Interest Rate Risk Management (page 89), and Market Uncertainties and Prospective Trends (page 97).
Fixed Income
Our fixed income and capital markets business, reported as part of our wholesale banking segment, is significantly affected by interest rate cycles which, in turn, are affected by general economic and business cycles.
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
In terms of tightening vs. easing, the Federal Reserve policy phase sometimes is clearly known, but sometimes is not. Although Federal Reserve actions at a given time can consistently support one phase, often they are a mix. For example, the Federal Reserve may want to flatten the yield curve by raising short-term rates while pushing long-term rates down, or steepen the curve by taking the opposite actions. Complicating any forecast, the Federal Reserve can directly affect short-term rates but can only influence long-term rates, which are market-driven and which can defy the Federal Reserve's intentions. Also, major exogenous factors, such as the COVID-19 pandemic, can significantly impact the capital markets and the performance of our fixed income business. In broad terms, these relationships are summarized in Table 1.10.
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

20	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

delay those impacts, as borrowers rush to avoid future rate increases or wait for future rate decreases.
Market Outlook
The most important market factors in 2025 for FHN likely will be (i) whether U.S. economic growth accelerates in 2025, and (ii) whether the Federal Reserve continues implementing short-term rate decreases, and, if so, the number, timing and magnitude of any rate decreases. Resumption of rising prices could prompt the Federal
Reserve to resume short-term rate increases which, in turn, could decrease economic growth or increase the risk of a recession.
Additional information concerning market uncertainties and trends appears in Market Uncertainties and Prospective Trends within 2024 MD&A (Item 7) beginning on page 97, especially under the caption Inflation, Recession, and Federal Reserve Policy.
Other Business Information Associated with this Report
For additional information concerning our business, refer to 2024 MD&A (Item 7) beginning on page 57.
Business Information External to this Report
Our current primary internet address is www.firsthorizon.com. A link to the Investor Relations section of our internet website appears near the bottom of the home page of our website. Near the top of the Investor Relations homepage there is a "SEC Filings" link in the banner. Clicking that link makes available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form
8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 212. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.
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
The Tennessee Bank Structure Act of 1974, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2024,

21	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

the FDIC reports that the Bank held approximately 13% of such deposits.
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
The Bank is insured by, and subject to regulation by, the FDIC and is subject to regulation in certain respects by the CFPB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, several of the Bank’s subsidiaries are regulated separately, as discussed in Subsidiaries within this Item 1 under the Other Business Information discussion above, which begins on page 19.
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
The regulatory framework governing banks and the financial industry is intended primarily to protect depositors, the Federal Deposit Insurance Fund, and the stability of the financial system, not to protect our Bank or our security holders.

Regulatory Tiers Based on Asset Size
Many rules dealing with critical regulatory topics divide banks into tiers based largely or entirely on asset size. Different topics have different cut-off points for the tiers. Within each topic, different rules apply to the different tiers.
Cut-off points vary significantly. However, as a rough generalization, for many regulatory topics the critical cut-off points are $10 billion, $100 billion, $250 billion, and $700 billion. Companies with less than $10 billion are less regulated in several important ways than we are, and companies with $250 billion or more are regulated much more severely in many important ways than we are. As a result, under current law, compliance requirements, costs, and restrictions grow with size. While compliance requirements tend to change abruptly as a company crosses to the next tier, companies in the middle tiers, like FHN, may incur growing portions of the costs related to the next compliance tier, as they near the next regulatory threshold.
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
As a practical matter, as we approach $100 billion, we have to prepare for Category IV compliance. Doing that requires us to invest in systems and staffing. As a result, a portion of the compliance costs associated with Category IV status are borne even before we reach the Category IV threshold.

22	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Also, Category IV compliance requirements are proposed to be expanded, but whether those proposals will be adopted, or their final form if adopted, remains uncertain.
If adopted, compliance costs and restrictions would increase substantially.
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
In addition, in order to pay cash dividends, the Bank must obtain the prior approval of the Federal Reserve and the TDFI Commissioner if the total of all dividends declared by the Bank’s board of directors in any calendar year exceeds the total of (i) the Bank’s retained net income for that year plus (ii) the Bank’s retained net income for the preceding two years, less certain required capital transfers, as applicable. Below that ceiling, approval generally is not required (but see Other Factors Affecting Dividends immediately following this discussion). Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $374 million at January 1, 2025. The application of those restrictions to the Bank is discussed in more detail in the following sections, all of which is incorporated into this Item 1 by reference: under the caption Liquidity Risk Management in our 2024 MD&A (Item 7) beginning on page 93 of this report; and under the caption Restrictions on dividends in Note 12—Regulatory Capital and Restrictions of our 2024 Financial Statements (Item 8), beginning on page 157.
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

23	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Capital Adequacy
Federal financial industry regulators require that regulated institutions maintain minimum capital levels. The capital rules in the U.S. are based on international standards known as “Basel III.” Those U.S. rules require the following:
•Common Equity Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Common Equity Tier 1 Capital to risk-weighted assets (“Common Equity Tier 1 Capital ratio”) must be at least 4.5%. To be “well capitalized” the Common Equity Tier 1 Capital ratio must be at least 6.5%. Common Equity Tier 1 Capital consists of core components of Tier 1 Capital. The core components consist of common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2024, our Common Equity Tier 1 Capital Ratio was 11.20% and the Bank’s was 11.12%.
•Tier 1 Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Tier 1 Capital to risk-weighted assets must be at least 6%. To be “well capitalized” the Tier 1 Capital ratio must be at least 8%. Tier 1 Capital consists of the Tier 1 core components discussed in the bulleted paragraph immediately above, plus non-cumulative perpetual preferred stock, a limited amount of minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative perpetual preferred stock, net of goodwill, other intangible assets, and certain other required deduction items. At December 31, 2024, our Tier 1 Capital Ratio was 12.22% and the Bank’s was 11.54%.
•Total Capital Ratio. For all supervised financial institutions, including us and the Bank, the ratio of Total Capital to risk-weighted assets must be at least 8%. To be “well capitalized” the Total Capital ratios must be at least 10%. At December 31, 2024, our Total Capital Ratio was 13.87% and the Bank’s was 13.00%.
•Capital Conservation Buffer. If a capital conservation buffer of an additional 2.5% above the minimum required Common Equity Tier 1 Capital ratio, Tier 1 Capital ratio, and Total Capital ratio is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses.
•Leverage Ratio—Base. For all supervised financial institutions, including us or the Bank, the Leverage ratio must be at least 4%. To be “well capitalized” the Leverage ratio must be at least 5%. The Leverage ratio is Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. At December 31, 2024, our Leverage ratio was 10.64% and the Bank’s was 10.06%.
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

24	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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

At December 31, 2024, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.
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
Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator,

25	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

generally within 90 days of the date on which they become critically undercapitalized.
Liquidity Coverage Ratio
The liquidity coverage ratio, or LCR, refers to the amount of high quality liquid assets (such as Federal Reserve balances and readily saleable government-guaranteed or investment grade debt) banks are required to keep on hand to meet a hypothetically projected total net cash outflow over a forward-looking 30-day period of stress. The stressed outflow estimate is based on a standard set of hypothetical assumptions set forth in regulatory requirements. The LCR is designed to ensure banks hold a buffer of high-quality liquid assets so that they can meet their short-term liquidity needs and remain stable and strong in a stressed environment. Liquid assets generally provide low income levels compared to other investments, so a higher LCR requirement can negatively impact a bank's earnings.
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

26	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

have at least “satisfactory” standing under the federal Community Reinvestment Act (discussed immediately below). Moreover, mergers and acquisitions that are large enough are subject to anti-trust review by the U.S. Department of Justice.
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
A CRA rating below “Satisfactory” can slow or halt a bank’s plans to expand by branching, acquisition, or merger, and can prevent a bank holding company from becoming a financial holding company. In its most recent publicly reported CRA assessment, for 2020, the Bank received ratings of "High Satisfactory" in Lending and in Service, "Outstanding" in Investment, and "Satisfactory" overall. Our 2024 CRA assessment recently has been completed and we expect the results to be published in the Federal Register in 2025.
In 2023, federal banking agencies adopted final rules establishing a revised framework for applying the CRA. The new rules, which could include assessment of a bank's impact on credit needs of communities beyond those in which the bank accepts deposits, were preliminarily enjoined by a federal district court in 2024.
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
At December 31, 2024, we are a financial holding company and the Bank has a number of financial subsidiaries, as discussed in Subsidiaries within this Item 1 under the Other Business Information discussion, which begins on page 19.

27	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Regulatory changes proposed in 2023, if adopted, would lower that cap. In early 2025, these proposed changes remained pending.
Volcker Rule
The so-called Volcker rule (1) generally prohibits banks from engaging in proprietary trading, which is engaging as principal (for the bank’s own account) in any purchase or sale of one or more of certain types of financial instruments, and (2) limits banks’ ability to invest in or sponsor hedge funds or private equity funds.
Consumer Regulation by the CFPB
The CFPB adopts and administers significant rules affecting consumer lending and consumer financial services. Key rules for the Bank include detailed regulation of mortgage servicing practices and detailed regulation of mortgage origination and underwriting practices. The latter rules, among other things, establish the definition of a “qualified mortgage” using traditional underwriting practices involving down payments, credit history, income levels and verification, and so forth. The rules do not prohibit, but do tend to discourage, lenders from originating non-qualified mortgages. The future of CFPB regulation remains uncertain.
Data Security & Portability
Security & Privacy
Federal law requires banks to implement a comprehensive information security program that includes administrative, technical, and physical safeguards. Banks are required to have appropriate data governance practices and risk management processes as key functions supporting their operational resilience.
Data privacy and protection increasingly is a significant legislative, regulatory, and societal concern. The concern is driven by major technological and societal shifts in the past 20 years, led by relatively unregulated firms such as Alphabet (Google), Amazon.com, and Meta Platforms (Facebook) and their many clients worldwide. Those firms have gathered large amounts of personal details about millions of people, and today have the ability to analyze that data and act on that analysis very quickly. The firms seek to understand enough about a person to know what a person wants before the person does.
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
Portability & Client Control
Federal law restricts the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact clients with marketing offers. Affiliate and non-affiliate sharing initiated by the Bank generally is permitted unless the client elects not to permit sharing.
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
Most notably, the CFPB adopted a new "Personal Financial Data Rights" rule in 2024. Under the CFPB rule, banks will be required to make client data available upon request to the client and authorized third parties in a secure and reliable manner without charge. The CFPB will implement its data portability rule in phases, with banks that hold at

28	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

least $10 billion in total assets, but less than $250 billion, required to comply by April 1, 2027.
The future of CFPB regulation remains uncertain.
FDIC Insurance Assessments; DIFA
U.S. bank deposits generally are insured by the Deposit Insurance Fund (“DIF”), administered by the FDIC. The system of FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 32 basis points annually, with fully adjusted rates ranging from 2.5 to 42 basis points annually. (A basis point is equal to 0.01%.) These rates reflect a temporary increase generally equal to 2 basis points implemented by the FDIC in 2023. Also, for eight quarters starting in 2024, the FDIC has imposed a special assessment, of 3.36 basis points per quarter, intended to replenish the DIF in the aftermath of three large regional bank failures that occurred in March and May of 2023. As of early 2025, the FDIC projected that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, but at a lower rate.
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
Two of our subsidiaries are registered investment advisers which are regulated under the Investment Advisers Act of 1940. Advisory contracts with clients automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained.
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

29	2024 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
Four of the six federal agencies who proposed the 2016 rules, but not the Federal Reserve, re-proposed those rules in 2024. We cannot predict what final rules may be adopted, nor how they may be implemented.
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
The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economies and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of our operations, or whether changing economic conditions will have a positive or negative effect on operations and earnings. Additional information concerning monetary policy changes appears: under the caption Monetary Policy Shifts within the Significant Business Developments section of Item 1, which begins on page 12; under the caption Risks Associated with Monetary Events beginning on page 37 within Item 1A; and under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of our 2024 MD&A (Item 7), which begins on page 97.
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

Sources & Availability of Funds
Information concerning the sources and availability of funds for our businesses can be found in our 2024 MD&A (Item 7), including the subsection entitled Liquidity Risk Management beginning on page 93, which material is incorporated herein by reference.

30	2024 FORM 10-K ANNUAL REPORT

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

TABLE OF ITEM 1A TOPICS

Topic	Page	Topic	Page
Traditional Competition Risks	31	Risks of Expense Control	42
Traditional Strategic Risks	32	Geographic Risks	43
Industry Disruption	33	Insurance	44
Operational Risks	34	Liquidity & Funding Risks	44
Cybersecurity Risks	35	Credit Ratings	46
Risks from Economic Downturns & Changes	36	Interest Rate & Yield Curve Risks	46
Risks Associated with Monetary Events	37	Asset Inventories & Market Risks	47
Risks Related to Businesses We May Exit	38	Mortgage Business Risks	48
Reputation Risks	38	Pre-2009 Mortgage Business Risks	48
Credit Risks	38	Accounting Risks	49
Service Risks	40	Share Owning & Governance Risks	50
Regulatory, Legislative, and Legal Risks	40

Traditional Competition Risks
We are subject to intense competition for clients, and the nature of that competition is changing quickly. Our primary areas of competition include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption within this Item 1A beginning on page 33) has intensified the competitive environment.
Some competitors are traditional banks, subject to the same regulatory framework as we are, while others are not banks and in many cases experience a significantly different or reduced degree of regulation. Examples of less-regulated activities include private credit from non-bank lenders, check-cashing services, independent ATM services, and “peer-to-peer” lending, where investors provide debt financing or other capital directly to borrowers.
Competitive pressures shift with the business and rate environment. Over much of 2020 and 2021, with deposits relatively abundant, the competitive focus on lending and fee-based services was relatively high. In 2023 and 2024, after the major market transitions in 2022 discussed in Risks Associated with Monetary Events starting on page 37, competition for deposits became much more significant.

31	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

We expect that competition will continue to be intense with respect to most of our products and services. Heightened competition tends to put downward pressure on revenues from affected items, upward pressure on marketing and other promotional costs, or both. For additional information regarding competition for clients, refer to Competition within Item 1 beginning on page 16 of this report.
We compete for talent. Our most significant competitors for clients also tend to be our most significant competitors for top talent. See Operational Risks below within this Item 1A for additional information concerning this risk.
We compete to raise capital in the equity and debt markets. See Liquidity and Funding Risks beginning on page 44 of this Item 1A for additional information concerning this risk.
Traditional Strategic Risks
We may be unable to successfully implement our strategies to operate and grow our commercial, consumer & wealth and wholesale banking businesses. Although our current strategies are expected to evolve as business conditions change, currently our primary strategies are to (1) invest resources in our banking businesses, (2) seek to exploit growth opportunities, especially within the markets we serve, and (3) seek to exploit opportunities to cut costs without significant revenue impact. Organic growth is expected to be coordinated with a focus on strong and stable returns on capital.
To foster organic growth, we have engaged in targeted hiring and marketing in our traditional commercial and consumer banking markets, and we have invested resources in specialty commercial lending and private client banking. In the future more generally, we expect to continue to nurture profitable organic growth. We may pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves.
Failure to achieve one or more key elements needed for successful organic growth would adversely affect our business and earnings. We believe that the successful execution of organic growth depends upon a number of key elements, including:
•our ability to attract and retain clients in our commercial and consumer banking market areas and in our specialty banking markets;
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
A type of strategic acquisition—a so-called “merger of equals” where the company we nominally acquire has similar size, operating contribution, or value—presents unique opportunities but also unique risks. Those special risks include:
•the potential for elevated and duplicative operating expenses if we are unable to integrate the two

32	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Industry Disruption
Through technological innovations and changes in client habits, the manner in which clients use financial services continues to change at a rapid pace. We provide a large number of services remotely (online and mobile), and physical banking center utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties and has allowed disruptors to enter traditional banking areas.
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
We seek to meet these competitive challenges through increased investments in our own digital platforms, and through strategic equity investments, but there can be no assurance that these efforts will be successful.
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
Other technologies, services, and systems based wholly or in part on artificial intelligence and machine learning are proliferating within our industry and among many of our commercial clients, resulting in an environment which is changing rapidly. These technologies are subject to risks that algorithms and datasets may be flawed or insufficient or contain biased information, risks that are exacerbated because models and processes related to artificial intelligence and machine learning are not always transparent. Our challenge is to maintain critical stability and security while also being nimble enough to adapt quickly to changing circumstances and client demands.
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

33	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

accept, but value, and which aligns with regulatory and compliance expectations.
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
To thrive as our industry is disrupted, we will need to continue to embrace some of the attitudes of a technology company and shed some of the traditional attitudes often associated with banking. This has required, and will continue to require, an evolution in our corporate culture which, in turn, creates implementation risk. In this evolutionary process it is critical that we not lose sight of how our clients experience working with us and our systems, including those clients who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who mainly want services to be convenient, personalized, and understandable.
Just as disruptive business changes driven by new technologies and new client preferences can adversely impact us and our entire industry, similar events can adversely impact our commercial clients. In time, a major business disruption can cause dominant businesses to fail and can shrink or even end entire lines of business. An example of this is the business failure of the Blockbuster video distribution chain and most other video distribution stores, and the rise of Netflix and similar services. Many other examples of this kind of process are ongoing today in many industries, including publishing, retail sales, news, and the creation as well as distribution of audio and video entertainment. To the extent disruptions impact our clients, we may experience elevated loan losses and loss of ongoing business which we may not be able to recapture with new clients.
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
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches (see Cybersecurity Risks below), or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, malware, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increase our operational challenges as we strive to maintain client service and compliance at high quality and low cost.

34	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Failure to build and maintain, or outsource, the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to clients, legal actions, and noncompliance with applicable regulatory requirements. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Operational Risk Management beginning on page 90 of our 2024 MD&A (Item 7).
The delivery of financial services to clients and others increasingly depends upon technologies, systems, and multi-party infrastructures which are new, creating or exacerbating several risks discussed elsewhere. Examples of the risks created or compounded by the widespread and rapid adoption of relatively untested technologies include: security incursions; operational malfunctions or other disruptions; and legal claims of patent or other intellectual property infringement. A prominent illustration, the distribution of a faulty update by a major security software provider in 2024 triggered internet outages across industries (including in banking and financial services) and around the world, rendering websites and mobile applications inaccessible for extended periods.
Competition for talent is substantial and increasing. Moreover, revenue retention and growth in some business lines depends substantially upon top talent. In recent years the cost to us of hiring and retaining top revenue-producing talent, especially in specialty areas, has increased, and that trend is likely to continue. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our best talent will leave us and we will be unable to replace those persons effectively.
Incentives might operate poorly or have unintended adverse effects. Incentive programs are difficult to design well, and even if well-designed, often must be updated to address changes in our business. A poorly designed incentive program—where goals are too difficult, too easy, or not well related to desired outcomes—could provide little useful motivation to key associates, could increase turnover, and could impact client retention. Moreover, even where those pitfalls are avoided, incentive programs may create unintended adverse consequences. For example, a program focused entirely on revenue production, without proper controls, may result in costs growing faster than revenues.
Cybersecurity Risks
An information technology security (cybersecurity) breach or other similar incident is a major type of operational risk. A cybersecurity incident can cause significant damage, and can be difficult to detect even after it occurs. Among other things, that damage can occur due to outright theft, loss or extortion of our funds or our clients’ funds, fraud or identity theft perpetrated on clients, loss of confidential or proprietary information, business disruption, or adverse publicity associated with a breach or incident and its potential effects. Perpetrators potentially can be associates, clients, third parties, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access.
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

35	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

server) incursions. Common vulnerabilities include: clients and associates that fall victim to malicious "phishing" emails or other communications and inappropriately share credentials allowing access to accounts or systems; older software or systems that do not have up-to-date security and are not sufficiently isolated from other systems; third-party software vulnerabilities; and third-party systems vulnerabilities. We believe the bad actors have a range of motivations, including: illegal profit; politically or geopolitically motivated disruption; and vandalism. Bad actors can range from amateurs to criminal organizations to nation-states.
Cybersecurity risks for banks and other financial institutions have increased significantly in recent years in part because of the proliferation of technology-based products and services and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation state-supported actors, activists and other external parties. This increase is expected to continue and further intensify. The techniques used by cyber criminals change frequently, may not be recognized until launched (or may evade detection for considerable time), can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments, and may see their frequency increased, and effectiveness enhanced, by the use of artificial intelligence.
Because of the potential for very serious consequences associated with cybersecurity risks, our electronic systems and their upgrades need to address internal and external security concerns to a high degree, and our systems must comply with applicable banking and other regulations pertaining to bank safety and client protection. Although many of our defenses are systemic and highly technical, others are much older and more basic. For example, periodically we train all our associates to recognize red flags associated with fraud, theft, "phishing," and other electronic crimes. In addition, we educate our clients as well through regular and episodic security-oriented communications. We expect our systems and regulatory requirements will continue to evolve as technology and criminal techniques also continue to evolve.
Additional information concerning cybersecurity risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Cybersecurity Risk Management beginning on page 91 of our 2024 MD&A (Item 7).
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
Risks from Economic Downturns & Changes
Generally, in an economic downturn, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and realized credit losses generally increase during economic downturns due to an increase in liquidity problems for clients and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in employment rates, interest rates, real estate prices, or expectations concerning rates or prices and changes in government policy or the regulatory environment. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services. Those effects can continue for many years after the downturn technically ends.

36	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Because all banks are sensitive to the risk of downturns, the stock prices of all banks typically decline, sometimes substantially, if the market believes that a downturn has become more likely or is imminent. This effect can and often does occur indiscriminately, initially without much regard to different risk postures of different banks.
Risks Associated with Monetary Events
In recent years, the Federal Reserve has implemented, reversed, and reversed again significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients. To illustrate: in response to the recession in 2008-09 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. During 2021, the Federal Reserve significantly reduced its "easing" actions that held down long-term rates. During 2022, the Federal Reserve switched to a tightening policy. It raised short term rates significantly and rapidly over most of the year. Those actions triggered a significant decline in the values of most categories of U.S. stocks and bonds; significantly raised recessionary expectations for the U.S.; and inverted the yield curve in the U.S. Short-term rate rises in 2023 were few and modest and ended mid-year. Long-term rates rose during 2023 but slowly and unevenly. The 2022 yield curve inversion continued until September 2024, when Federal Reserve began reducing short-term rates and yield curve flattened. Although the yield curve has returned to a gradual upward slope in early 2025, there can be no assurance that this trend will continue or that the yield curve's upward slope will increase.
Additional information concerning monetary policy risks is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 19; within the Effect of Governmental Policies and Proposals section of Item 1 beginning on page 30; in Interest Rate and Yield Curve Risks beginning on page 46; and under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of our 2024 MD&A (Item 7), beginning on page 97.
Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, encourage borrowing, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. However, as noted above, in 2022 short term rates rose faster than long term rates to the point that the yield curve inverted for much of the final two quarters of the year; that inversion continued through September 2024, when the Federal Reserve began reducing interest rates and the yield curve began to return to its more typical upward slope.
Many external factors may interfere with the effects of the Federal Reserve's plans or cause them to be changed, perhaps quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks beginning on page 46.
We may be adversely affected by economic and political situations outside the U.S. The U.S. economy, and the businesses of many of our clients, are linked significantly to economic and market conditions outside the U.S., especially in North and Central America, Europe, and Asia, and increasingly in South America. Although our direct exposure to non-US-dollar-denominated assets or non-US sovereign debt is insignificant, in the future major adverse events outside the U.S. could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (1) sovereign debt default (default by one or more governments in their borrowings), (2) bank and/or corporate debt default, (3) market and other liquidity disruptions, and, if stresses become especially severe, (4) the collapse of governments, alliances, or currencies, and (5) military conflicts. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties; impacts upon our clients; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation rates; and impacts upon us from substantial and unpredictable shifts in our regulatory environment from possible political responses to major financial disruptions.

37	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Risks Related to Businesses We May Exit
We may be unable to successfully implement a disposition or wind-down of businesses or units which no longer fit our strategic plans. We consider possible closures and divestitures as we continue to adapt to a changing business and regulatory environment. Actions of this sort typically are elevated in the first few years after a significant merger. For example, in 2021 we closed or consolidated several dozen banking locations in the wake of the 2020 IBKC merger, and we divested our title insurance business in 2022. Other dispositions have occurred in recent years and likely will continue in the future. Key risks associated with exiting a business include:
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
Political and social fragmentation in the U.S., combined with access to social media platforms, can increase reputation risk in ways that might not be easily avoided by traditional means. The predominant culture within the banking industry remains traditional: in order to preserve their business reputations, banks generally tend to avoid direct, public involvement in political or social controversy. Increasingly, though, certain groups—having highly specific political or social agendas and with the ability to communicate their views effectively using social media platforms—have made it more difficult to maintain a traditional approach. While the potential for interest group pressure has always existed, special interest groups today, using social media platforms, are more able and willing to publicize their criticisms. Those criticisms, in turn, ultimately may be acted upon by legislators or regulators.
Credit Risks
We face the risk that our clients may not repay their loans or make payments on their leases and that the realizable value of collateral and other credit support may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. For example, net charge-offs were $13 million in 2017 and remained historically very low through 2019. In 2020, net charge-offs unexpectedly rose to $120 million, driven strongly by the COVID-induced recession starting in March. Net charge-offs in 2021 fell sharply to $2 million, a very low level historically. We believe this favorable outcome was substantially affected by our client selection and underwriting processes, along with our willingness to work with borrowers throughout the pandemic. Net charge-offs rose in 2022 to a more normal, but still low, $59 million. In 2023 they rose again to $170 million, driven partly by continuing normalization but also, significantly, by a single commercial credit loss, before falling back to $112 million in 2024. It is extremely

38	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

difficult for banks, and for investors, to know when an upturn or downturn in credit loss is merely idiosyncratic or instead portends a major credit cycle change.
Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan and lease clients and other counterparties and the value of any collateral, including real estate, among other things. We further manage credit risk by diversifying our loan and lease portfolio, by managing its granularity, by following per-relationship lending limits, and by recording and managing an allowance for loan and lease losses based on the factors mentioned above and in accordance with applicable accounting rules. We further manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance of having too much risk concentrated with any single counterparty.
We record loan and lease charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption Accounting Risks beginning on page 49, these guidelines and rules could change and cause provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. In fact, starting in 2020, such an accounting change was made and, when the COVID recession occurred starting in March, provision for credit losses significantly increased. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve or other banking regulators.
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
We must balance the desire for higher income or yield with taking on greater risk. This challenge applies not only to credit risk in lending activities but also to default and interest rate risks regarding investments. Even if less acute today because short term rates are higher, that traditional risk-versus-yield challenge remains in place.
As interest rates rise, default risk generally also rises. As borrowers’ obligations to pay interest increases, financial weaknesses generally become more evident. Initially this results in lower consumer credit scores and deteriorating commercial loan grading, and later results in higher default rates. Although interest rates began to decline in last half of 2024, the full effects of the 2022-23 rate hikes may not yet be fully reflected in loan default rates. In addition, there be no assurance that the recent decline in interest rates will persist.
The composition of our loans inherently increases our sensitivity to certain credit risks. At December 31, 2024, approximately 53% of total loans and leases consisted of the commercial, financial, and industrial (C&I) portfolio, approximately 23% of total loans and leases consisted of the commercial real estate (CRE) portfolio, and approximately 23% consisted of the consumer real estate portfolio.
Two large components of the C&I portfolio at year end were loans to finance and insurance companies and loans to mortgage companies. Taken together, approximately 21% of the C&I portfolio was sensitive to impacts on the financial services industry. As discussed elsewhere in this Item 1A with respect to our company, the financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.
The stability and value of the CRE portfolio depends substantially upon the financial health of the underlying real estate assets and upon commercial real estate market values generally. Many CRE assets are rental properties, and for those occupancy and vacancy rates are critical factors along with business trends that impact tenants. Most of the remainder are owner-occupied, significantly dependent on the financial health of the borrower. Part of our rental CRE consists of traditional office space. The COVID pandemic disrupted traditional office space demand and utilization. It is highly uncertain what demand and utilization will be once that disruption fully ends.
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

39	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

•Geographic concentration. At year end, about 63% of the consumer real estate portfolio related to clients in three states: Florida, Tennessee, and Texas.
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
Additional information concerning credit risks and our management of them is set forth under the caption Asset Quality beginning on page 70 of our 2024 MD&A (Item 7).
Service Risks
We provide a wide range of services to clients, and the provision of these services may create claims against us that we provided them in a manner that harmed the client or a third party, or was not compliant with applicable laws or rules. Our services include lending, loan servicing, fiduciary, custodial, depositary, funds management, insurance, and advisory services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the captions Operational Risk Management and Compliance Risk Management, beginning on page 90 of our 2024 MD&A (Item 7).
Regulatory, Legislative, & Legal Risks
The regulatory environment continues to be challenging. We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial.
We are subject to many banking, deposit, insurance, securities brokerage and underwriting, investment management, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation within Item 1 of this report, beginning on page 21, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. In addition, changes in federal and state laws and regulations are always possible. New laws and regulati ons could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, and could materially affect us in other ways.
The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.
We and our Bank both are required to maintain certain regulatory capital levels and ratios. U.S. capital standards are discussed in Item 1 of this report, in tabular and narrative form, under the caption Capital Adequacy within the Supervision & Regulation section of Item 1 which starts on page 21. Pressures to maintain appropriate capital levels and address business needs in a changing economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having right

40	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

s that are adverse to those of the holders of our existing classes of common or preferred stock.
Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action (PCA) within the Supervision & Regulation section of Item 1 which starts on page 21; under the captions Capital, Capital Risk Management and Adequacy, and Market Uncertainties and Prospective Trends beginning on pages 82, 90, and 97, respectively, of our 2024 MD&A (Item); and under the caption Regulatory Capital in Note 12—Regulatory Capital and Restrictions, beginning on page 157 of our 2024 Financial Statements (Item 8).
Regulation of banks is tiered based on asset size; we are close to reaching $100 billion, which is the next tier above us. Regulatory restrictions and costs tend to increase based on asset tier. For us, significant impacts of crossing the $100 billion threshold include becoming subject to Category IV enhanced prudential standards and becoming at-risk for being subject to a liquidity coverage ratio requirement. Compliance costs associated with those and other over-$100-billion regulations are expected to be significant. New regulations proposed in 2023 would substantially increase capital and other requirements, various restrictions, and costs, but whether those regulations will be adopted, or their final form if adopted, remains uncertain. With or without new regulations, we expect that a significant portion of those compliance costs will need to be borne as we approach the $100 billion tier, rather than commence abruptly when we enter the tier. Indeed, we are already incurring a portion of these costs as we proceed with upgrading compliance systems, processes, and staffing before these steps are required. Additional information concerning these risks, which is incorporated into this Item 1A by this reference, appears in: the Supervision & Regulation section of Item 1 which starts on page 21; and under the caption Other Regulatory Proposals within the section captioned Market Uncertainties and Prospective Trends beginning on page 97 of our 2024 MD&A (Item 7).
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
Additional information concerning litigation risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the caption Pre-2009 Mortgage Business Risks beginning on page 48; under the captions Repurchase Obligations, Market Uncertainties and Prospective Trends, and Contingent Liabilities beginning on pages 96, 97, and 102, respectively, of our 2024 MD&A (Item 7); and under the caption Contingencies in Note 16—Contingencies and Other Disclosures, beginning on page 165 of our 2024 Financial Statements (Item 8).
Political volatility within the federal government, both at the regulatory and Congressional levels, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant impacts on our business and financial performance, as well as that of our commercial clients. Moreover, political conflict within and among branches of government, and within and among government agencies, can rise to a level where day-to-day functions could be interrupted or impaired, including as a result of government shutdowns.
Data privacy is becoming a major political concern. The laws governing it are new and are likely to evolve and expand. Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people and have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Consumer Privacy Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. Further general regulation to protect data privacy appears likely.

41	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Recent state laws and federal disclosure rules concerning greenhouse gas (GHG) emissions could impose significant additional costs upon us. In 2023 the state of California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. As currently enacted, the laws require implementing regulations to be adopted by July 1, 2025 and reporting for Scopes 1 and 2 to begin in 2026 for the 2025 fiscal year. The California laws, especially the application of those laws to companies outside of California, have been challenged in court. These challenges could take many years to resolve.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules, "The Enhancement and Standardization of Climate-Related Disclosures for Investors" (the "SEC Climate Disclosures Rules"). These rules would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk-management processes, and would include a related financial statement and audit requirement, among other things. There is considerable uncertainty as to whether the SEC's Climate Disclosure Rules will be implemented as adopted, both because the SEC has suspended effectiveness of those rules while legal challenges are pending and because shifts in executive and legislative branches of government could lead the SEC to withdraw or significantly alter those rules.
Direct compliance costs related to these state and federal requirements, should they become effective, will include creating systems to measure or estimate and capture relevant data, staffing, and engagement of vendors, including a firm to provide required assurances (somewhat analogous to a financial statement auditor). In addition, if we are required by California law to support Scope 3 reporting by obtaining GHG-related information from customers, effectively we would be required to impose costs and/or inconveniences on our customers. Other banks in our markets, particularly those that are both private and not doing business in California, could provide financial services without those requirements, putting us at a competitive disadvantage.
Additional information concerning these risks, which is incorporated into this Item 1A by this reference, appears under the caption Greenhouse Gas (GHG) Reporting Regimes within the section captioned Market Uncertainties and Prospective Trends beginning on page 97 of our 2024 MD&A (Item 7).
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

42	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

form of technology purchases and implementation, facility closure or renovation costs, and severance costs, while expected benefits typically are realized with some uncertainty in the future.
We have also focused on the economic profit generated by our business activities and prospects. Economic profit analysis attempts to relate ordinary profit to the capital employed to create that profit with the goal of achieving higher risk-adjusted (more efficient) returns on capital employed overall. Activities with higher capital usage bear a greater burden in economic profit analysis. The process is intended to allow us to more efficiently manage investment and utilization of resources. Economic profit analysis involves judgment regarding capital allocation and risk. Errors in those judgments could result in less efficient allocations of resources and could impact long-term profitability.
Despite our efforts, our costs could rise due to adverse structural changes, market shifts, or inflationary pressures. For example: in 2021 and 2022, compensation costs rose markedly due to high-demand/low-supply circumstances beyond our control.
Regulatory compliance expense will increase substantially when we reach $100 billion in assets, which is the next regulatory tier above us now. Moreover, we expect such costs to increase significantly as we approach that size. Additional information concerning these expenses appears in Regulatory, Legislative, and Legal Risks within this Item 1A beginning on page 40.
Geographic Risks
We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the southeastern and south-central U.S. states where we do most of our traditional lending and deposit taking business. If those regions of the U.S. were to experience adversity not shared by other parts of the country, we would be likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: earthquakes in Memphis; hurricanes in Florida, Louisiana, the Carolina coasts, the Texas coast, and other parts of our geographic footprint, including the inland areas of Georgia and North Carolina impacted by Hurricane Helene; a major change in national health insurance laws impacting our healthcare-industry clients in middle Tennessee; and automotive industry plant closures.
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
In 2023 and 2024 it has been widely reported that the economic costs of hurricane events in the U.S. gulf and southern Atlantic coastal areas have been rising significantly. We believe that rising costs are directly related to growth in those areas.
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

43	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Additional information concerning these risks, which is incorporated into this Item 1A by this reference, appears under the caption Coastal Market Growth and Rising Costs within the section captioned Market Uncertainties and Prospective Trends beginning on page 97 of our 2024 MD&A (Item 7).
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
Liquidity & Funding Risks
Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, may materially and adversely affect our businesses, results of operations, financial condition, and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2024 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.
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

44	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

forced to raise interest we pay on our deposits, raising costs appreciably. In a severe case, deposit flight could render the Bank insolvent.
In the first half of 2023, actual events resulted in many of these impacts. Three large U.S. regional banks failed, largely as a result of massive deposit run-off. Along with most other regional banks, we experienced significant but much more modest levels of run-off, which we successfully countered with a significant deposit campaign. We believe significant portions of the outgoing deposits transferred either to a few of the very largest U.S. banks or to money market funds which, though not FDIC insured, are supported by U.S. Treasury debt.
In the aftermath of the 2023 bank failures, the following factors appear to have been key to institutional risk: deposits not insured by FDIC insurance were much more likely to depart rapidly when risk perceptions changed suddenly; deposit clients who were not traditional clients with primary banking relationships were much more likely to depart rapidly; and deposits concentrated in fewer, high-balance accounts (with FDIC insurance coverage on only a small portion of the balances) were much more likely to depart rapidly than deposits spread among many more-typical clients and accounts. All but the very largest banks, including our Bank, faced all three of these factors to an extent. Banks with higher-than-usual levels of one or more of these factors tended to be more strongly impacted by the banking crisis events in the first half of 2023.
Deposit levels may be affected, fairly quickly, by changes in monetary policy. The Federal Reserve began reducing short-term rates in the last half of 2024 based on economic events during the year, including reduced inflationary pressures, employment data, and overall economic activity. Whether, and to what extent, economic conditions will support continued short-term rate reductions in 2025 remains uncertain. Additional information concerning monetary policy changes appears under the caption Risks Associated with Monetary Events beginning on page 37 within this Item 1A, and under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of 2024 MD&A (Item 7), which begins on page 97.
Loss of deposits or a change in deposit mix could increase our funding costs. Deposits generally are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits and as a result, we could lose deposits in the future, clients may shift their deposits into high cost products, or we may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce our net interest margin, net interest income, and net income.
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
Continued availability of funding from the Federal Home Loan Bank and discount window at the Federal Reserve depends on policies set by federal agencies, the federal government and, ultimately, by the U.S. Congress; for that reason, long-term continuation of current programs is beyond our control. We have and use credit facilities with one of the Federal Home Loan Banks. Those facilities provide funding quickly when we need it, up to program limits. Program limits are based, in part, on the fair value of potential collateral we can provide, which fluctuates with market conditions. We also have and use access to the discount window at the Federal Reserve. Although we do not view borrowing at the Federal Home Loan Bank or at the discount window at the Federal Reserve as a primary source of liquidity, the curtailment or elimination of our access to these funding sources would significantly alter how we plan for and manage routine and contingency funding situations.
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

45	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. For additional information concerning these risks, see Interest Rate and Yield Curve Risks beginning on page 46.
Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our fixed income business. As a result, disruptions in those areas may adversely impact our earnings in that business unit.
Credit Ratings
Our credit ratings directly affect the availability and cost of our unsecured funding. Our holding company (the Corporation) and our Bank currently receive ratings from rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. A debt rating of Baa3 or higher by Moody’s Investors Service, or BBB- or higher by Fitch Ratings, is considered investment grade for many purposes. At December 31, 2024, both rating agencies rated the unsecured senior debt of the Corporation and of the Bank as investment grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist. Please note that a credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time, and should be evaluated independently of any other rating.
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
Interest Rate & Yield Curve Risks
We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money and investing in financial instruments. A considerable portion of our funding comes from short-term and demand deposits, while a sizeable portion of our lending and investing is in medium-term and long-term instruments. Changes in interest rates directly impact our revenues and expenses and could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. In addition, our fixed income business tends to perform better when rates decline or markets are moderately volatile, which tends to partially offset net interest margin compression.
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
Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare, but has happened several times in the past few years. In fact, inversion was continuous from the second half of 2022 through September 2024, when the Federal Reserve began to reduce short-term interest rates and the yield curve flattened. A flat or inverted yield curve tends to decrease net interest margin, which would adversely impact our lending businesses, and it tends to reduce demand for long-term debt securities, which would adversely impact the revenues of our fixed income business. During late 2022 our net interest margin overall did not compress, but actually expanded, as we were able to increase average loan rates faster than average funding rates. In 2023, our net interest margin compressed throughout much of the year as funding costs accelerated, but still expanded on a full year basis compared to 2022. Although compression eased late in 2023 and in 2024 as short-term interest rate increases ended and reductions began, net interest margin for 2024 declined from 2023 as the yield curve remained inverted for much of 2024. Compression continued to ease in the fourth quarter of 2024, with net interest margin

46	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

expanding as compared with both the third quarter of 2024 and the fourth quarter of 2023.
Market-indexed deposit products are very sensitive to changes in short-term rates, and our use of them increases our exposure to such changes. If market rates rise, an increase in those deposit rates may be necessary before we are able to effect similar increases in loan rates. Generally, we try to moderate our use of these products when rates are rising.
Expectations by the market regarding the direction of future interest rate movements can impact the demand for and value of our fixed income investments and can impact the revenues of our fixed income business. This risk is most apparent during times when strong expectations have not yet been reflected in market rates, or when expectations are especially weak or uncertain. Over a business cycle period of many years, there are typically "up" parts of the cycle in which revenues increase and "down" parts of the cycle in which revenues decrease, with each being driven principally by changes in the operating environment. The most recent "down" part of the cycle started in 2022 and continued through 2023. The improvement in the shape of the yield curve in the second half of 2024 and the resulting increase in fixed income revenues from 2023 to 2024 could signal a shift toward the "up" part of the cycle.
Asset Inventories & Market Risks
The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to clients, and we are exposed to certain market risks attributable principally to interest rate risk and credit risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Average fixed income trading securities (long positions) were $1.4 billion for 2024 and $1.2 billion for 2023. Average fixed income trading liabilities (short positions) were $555 million and $301 million for 2024 and 2023, respectively. Average loans held for sale in our fixed income business were $347 million and $552 million for 2024 and 2023, respectively. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Market Risk Management beginning on page 87 of our 2024 MD&A (Item 7).
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

47	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Mortgage Business Risks
Two of our mortgage-related businesses—mortgage origination and lending to mortgage companies—are highly sensitive to interest rates and rate cycles. When rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. The U.S. experienced extremely low interest rates for several years, ending in early 2022. Rising rates in 2022 substantially curtailed our income from these businesses. For example, by late 2022 consumer mortgage refinancings fell to extremely low levels. These impacts largely continued throughout 2023 and 2024, but modestly abated in the second half of 2024 as the Federal Reserve began reducing short-term rates. Although lower mortgage rates in the future, if and when they occur, should moderate these impacts, it is very unlikely that the low rate environment of 2020-21 will return. Additional information concerning rates and their impacts upon us is presented: under the caption Cyclicality within the Other Business Information section of Item 1, which starts on page 19; in Risks Associated with Monetary Events beginning on page 37; in Interest Rate and Yield Curve Risks beginning on page 46; and under the caption Inflation, Recession, and Federal Reserve Policy within the Market Uncertainties and Prospective Trends section of our 2024 MD&A (Item 7), beginning on page 97.
We have contractual risks from our mortgage business. Our traditional mortgage business primarily consists of helping clients obtain home mortgages which we sell, rather than hold, or which qualify for a government-
guarantee program. The mortgage terms conform to the requirements of the mortgage buyers or government agencies, and we make representations to those buyers or agencies concerning conformity of each mortgage at origination. Although the buyers and agencies generally take the risk that a mortgage defaults, we retain the risk that our representations were materially incorrect. In such a case, the buyer or agency generally has the power to force us to take the loan back for its face value, or to make the buyer or agency whole for its loss.
Some government mortgage programs could impose penalties on us for misrepresentations at the time of obtaining benefits under the program. Penalties can be severe, up to three times the agency’s loss. As a result, mortgage origination processes need to emphasize being thorough and correct, in compliance with all agency standards. Those processes tend to slow the mortgage lending process for clients and increase the complexity of the paperwork.
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
Additional information concerning risks related to our former mortgage businesses and our management of them, all of which is incorporated into this Item 1A by this reference, is set forth: under the captions Repurchase Obligations beginning on page 96, and Contingent Liabilities beginning on page 102, of our 2024 MD&A (Item 7); and under the caption Mortgage Loan Repurchase and Foreclosure Liability, w
ithin Note 16—Contingencies and Other Disclosures of our 2024 Financial Statements (Item 8), which Note begins on page 165.

48	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
One such accounting change, ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” substantially impacts the measurement and recognition of credit losses for certain assets, including most loans. Under ASU 2016-13, when we make or acquire a new loan, we are required to recognize immediately the “current expected credit loss,” or “CECL,” of that loan. We will also re-evaluate CECL each quarter that the loan is outstanding. CECL is the difference between our cost and the net amount we expect to collect over the life of the loan using certain estimation methods that incorporate macroeconomic forecasts and our experience with other, similar loans. In contrast, the pre-2020 accounting standard delayed recognition until loss was “probable” (very likely). We adopted ASU 2016-13 and CECL accounting starting in 2020, with the impact on regulatory capital having a phase-in period. Starting in 2020, recognition of estimated credit loss was significantly accelerated compared to pre-CECL practice, which was aggravated by the actual and projected effects of the pandemic. That acceleration could happen again, especially if a recession occurs or is expected to occur. Additional information concerning ASU 2016-13 appears in Item 1 under the caption CECL Accounting and COVID-19 within the section entitled Significant Business Developments Over Past Five Years, which begins on page 12, all of which information is incorporated into this Item 1A by reference.
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

49	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Share Owning & Governance Risks
The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may become unable to pay dividends to us without regulatory approval. First Horizon Corporation primarily depends upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred shareholders, and to service our outstanding debt. Regulatory constraints might constrain or prevent the Bank from declaring and paying dividends to us in future years without regulatory approval. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $374 million at January 1, 2025.
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
Our shareholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common shareholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and any additional issuances could be at a sales price which is dilutive to current shareholders. We may also issue equity securities directly as consideration for acquisitions we may make that would be dilutive to shareholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically.
The IBKC merger, for example, resulted in a significant increase in our outstanding shares. In 2020, we issued to former IBKC shareholders common shares representing about 44% of our post-closing outstanding shares.
Our issuance of ordinary preferred stock raises regulatory capital without issuing or diluting common shares, but creates or expands our general obligation to pay all preferred dividends ahead of any common dividends. Currently we have five series of preferred stock outstanding, one issued by the Bank and four by First Horizon Corporation. Subject to capital needs and market conditions, additional series may be issued in the future.
Provisions of Tennessee law, and certain provisions of our charter and bylaws, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to many of our shareholders. In addition, federal banking laws prohibit non-financial-industry companies from owning a bank and require regulatory approval of any change in control of a bank.
Certain legal rights of holders of our common stock and of depositary shares related to our preferred stock to pursue claims against us or the depositary, as applicable, are limited by our bylaws and by the terms of the deposit agreements. Our bylaws provide that, unless we consent in writing to an alternative forum, a state or federal court located within Shelby County in the State of Tennessee will be the sole and exclusive forum for (i) any derivative action or proceeding brought in our right or name, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other associate of ours to us or our shareholders, (iii) any action asserting a claim against us or any director, officer or other associate of ours arising pursuant to any provision of the Tennessee Business Corporation Act or our charter or bylaws or (iv) any action asserting a claim against us or any director, officer or other associate of ours that is governed by the internal affairs doctrine. In addition, each deposit agreement between us and the depositary, which governs the rights of the depositary shares related to our Series B and C preferred stock (respectively), provides that any action or proceeding arising out of or relating in any way to the deposit agreement may only be brought in a state court located in the State of New York or in the United States District Court for the Southern District of New York.
The foregoing exclusive forum clauses may have the effect of discouraging lawsuits against us or our directors, officers or other associates, or against the depositary, as applicable. Exclusive forum clauses may also lead to increased costs to bring a claim or may limit the ability of holders of our common stock or depositary shares to bring a claim in a judicial forum they find favorable.

50	2024 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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

51	2024 FORM 10-K ANNUAL REPORT

ITEM 1B. UNRESOLVED STAFF COMMENTS THROUGH ITEM 4. MINE SAFETY DISCLOSURES

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
The Cybersecurity Risk Management section within our 2024 MD&A (Item 7), beginning on page 91 of this report, is incorporated herein by reference.

Item 2.    Properties
We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations.
Our banking centers, our fixed income and capital markets offices, our wealth management offices, and our loan origination, processing, and other physical offices, in the aggregate, remain important to our ability to deliver financial services to a large portion of our clients. For many years, banking center usage by clients has slowly declined, and for many years we have consolidated banking center locations in response to changing utilization patterns. We expect that long-term trend to continue. Information concerning our business locations, including banking center and other client-facing facilities, at year-end 2024 is provided under the caption Principal Businesses, Brands, & Locations within the Our Businesses section of Item 1 of this report, which begins on page 8; that information is incorporated into this Item 2 by this reference.
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
At December 31, 2024, we believe our physical properties are suitable and adequate for the businesses we conduct.

Item 3.    Legal Proceedings
The Contingencies section from Note 16—Contingencies and Other Disclosures, beginning on page 165 of this report within our 2024 Financial Statements (Item 8), is incorporated herein by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

52	2024 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Supplemental Part I Information
Executive Officers of the Registrant
The following is a list of our executive officers, as defined by Securities and Exchange Commission rules, along with certain supplemental information, all presented as of February 20, 2025. The executive officers generally are elected at the April meeting of our Board of Directors for a term of one year and until their successors are elected and qualified.
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
Elizabeth A. Ardoin Age: 55
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

Ashley W. Argo Age: 46
Senior Executive Vice President—Chief Risk Officer of First Horizon & the Bank (2025)
Mrs. Argo assumed the role of Senior Executive Vice President – Chief Risk Officer of First Horizon & the Bank in January 2025, after serving as Deputy Chief Risk Officer since 2024. Previously, starting in 2004, Mrs. Argo served in several roles with First Horizon and the Bank, including (prior to her role as Deputy Chief Risk Officer) Director of Credit and Financial Risk (2020-2024).

Hope Dmuchowski Age: 46 Principal Financial Officer
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

Jeff L. Fleming Age: 63 Principal Accounting Officer
Executive Vice President—Chief Accounting Officer and Corporate Controller of First Horizon & the Bank (2012)
Mr. Fleming assumed the role of Executive Vice President—Chief Accounting Officer and Corporate Controller in 2012. Previously, starting in 1984, he held several positions with us, most recently (before his current role) Executive Vice President—Corporate Controller (2010-2011).

Tanya L. Hart Age: 55
Senior Executive Vice President—Chief Human Resources Officer of First Horizon & the Bank (2024)
Mrs. Hart assumed the role of Senior Executive Vice President—Chief Human Resources Officer of First Horizon & the Bank in October 2024, after serving as Executive Vice President—Chief Human Resources Officer since November 2021. Previously, starting in 1991, Mrs. Hart served in several roles with First Horizon and the Bank, most recently (before her current role) Executive Vice President, Total Rewards, Executive Vice President (2016-2021)

Thomas Hung Age: 43
Senior Executive Vice President—Chief Credit Officer of First Horizon & the Bank (2024)
Mr. Hung assumed the role of Senior Executive Vice President – Chief Credit Officer of First Horizon & the Bank in 2024. Previously, starting in 2019, he served the Bank in several roles, the most recent of which (before his current role) was Executive Vice President – Deputy Chief Credit Officer (2024). Prior to that, he served as Executive Vice President – Franchise Finance (2022-2024) and before that, Senior Vice President – Franchise Finance (2019-2022).

53	2024 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
D. Bryan Jordan Age: 63 Principal Executive Officer
President & Chief Executive Officer (2008) and Chairman of the Board (2012-2020 and since 2022) of First Horizon & the Bank
Mr. Jordan became President and Chief Executive Officer in 2008. He was Chairman of the Board from 2012 until we closed the merger of equals between First Horizon and IBKC in 2020. He resumed being Chairman in 2022 on the second anniversary of the IBKC merger. From 2007 until 2008 Mr. Jordan was Executive Vice President and Chief Financial Officer of First Horizon and the Bank. From 2000 until 2002 Mr. Jordan was Comptroller, and from 2002 until 2007 Mr. Jordan was Chief Financial Officer, of Regions Financial Corp. During that time he was also an Executive Vice President and a Senior Executive Vice President of Regions.

Tammy S. LoCascio Age: 56
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

David T. Popwell Age: 65
Senior Executive Vice President—Senior Strategic Executive of First Horizon & the Bank (2024)
From the closing of the merger of equals between First Horizon and IBKC in 2020 until September 2024, Mr. Popwell served as President—Specialty Banking of First Horizon and the Bank. Prior to the merger, starting in 2007, he served in several roles, the most recent of which was President—Regional Banking (2013-2020). From 2004 to 2007 Mr. Popwell was President of SunTrust Bank—Memphis, and prior to that was an Executive Vice President of National Commerce Financial Corp.

Anthony J. Restel Age: 55
Senior Executive Vice President—Chief Banking Officer of First Horizon & the Bank (2024)
From 2021 through September 2024, Mr. Restel served as President—Regional Banking of First Horizon and the Bank. Following the closing of the merger of equals between First Horizon and IBKC in 2020, Mr. Restel assumed the role of Senior Executive Vice President—Chief Operating Officer of First Horizon and the Bank. From July to November 2021, Mr. Restel also acted as interim Chief Financial Officer. Prior to the merger, he had several roles with IBERIABANK Corporation and IBERIABANK starting in 2001, the most recent of which was Vice Chairman and Chief Financial Officer (2005-2020). During his tenure as Chief Financial Officer, Mr. Restel also served as Chief Credit Officer of IBERIABANK (2007-2009).

T. Lang Wiseman Age: 53
Senior Executive Vice President—General Counsel of First Horizon & the Bank (2025)
Mr. Wiseman assumed the role of Senior Executive Vice President – General Counsel of First Horizon & the Bank in January 2025. Previously, starting in 2024, Mr. Wiseman joined the organization as Executive Vice President – Deputy General Counsel. From 2022-2024, he was a shareholder in the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC. Previously, Mr. Wiseman served as Deputy Governor and Chief Counsel to the Governor of the State of Tennessee from 2019—2021.

Selected Other Corporate Officers
Shannon M. Hernandez
Senior Vice President, Assistant General Counsel, and Corporate Secretary
Dane P. Smith
Senior Vice President
Corporate Treasurer

54	2024 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock; Common Shareholders
Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN. At December 31, 2024, there were approximately 8,317 shareholders of record of our common stock.
Sales of Unregistered Common and Preferred Stock
Common Stock. Not applicable.
Preferred Stock. Not applicable.
Repurchases by Us of Our Common Stock
Under authorizations from our Board of Directors, we may repurchase common shares from time to time for general purposes, subject to various factors, including FHN's capital position, financial performance, expected capital market impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations, as well as to cover tax obligations associated with stock-based awards under our compensation plans. We evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders.
Additional information concerning repurchase activity during the final three months of 2024 is presented in Tables 7.20a, 7.20b and 7.20c, and the surrounding notes and other text under the caption Common Stock Purchase Programs beginning on page 84 of our 2024 MD&A (Item 7), which information is incorporated herein by this reference.
Total Shareholder Return Performance Graph
The “Total Shareholder Return 2019-2024” performance graph appearing on the next page, along with Table 5.1, is “furnished” and not “filed” as part of this report, and is not deemed to be soliciting material. Notwithstanding anything to the contrary set forth in this report or in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this report in whole or in part, neither the “Total Shareholder Return 2019-2024” performance graph nor Table 5.1 shall be incorporated by reference into any such filings.
The “Total Shareholder Return 2019-2024” performance graph compares the yearly percentage change in our cumulative total shareholder return with returns based on the Standard and Poor’s 500 and Keefe, Bruyette & Woods (KBW) Regional and Nasdaq Bank Indices. The graph assumes $100 is invested on December 31, 2019 and dividends are reinvested. Returns are market-capitalization weighted.
At year-end 2019 and earlier, FHN was included in the KBW Regional Bank Index. At year-end 2020 and later, FHN is included in the KBW Nasdaq Bank Index. The change in index resulted from the merger of equals in 2020 between FHN and IBERIABANK Corporation.

55	2024 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

At year-end 2022, FHN's stock price was significantly boosted by the then-pending acquisition of FHN by TD for an all-cash purchase price of over $25 per FHN share.
After TD was unable to obtain regulatory approval, the TD Transaction was terminated by the parties in May 2023.

Total Shareholder Return
2019-2024
$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
First Horizon Corporation
S&P 500 Index
KBW Regional Bank Index (KRX)
KBW Bank Index (BKX)

Table 5.1
TOTAL SHAREHOLDER RETURN DATA

	2019	2020	2021	2022	2023	2024
First Horizon Corporation (FHN)	$100.00	$81.83	$108.52	$167.06	$101.06	$149.23
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
KBW Regional Bank Index (KRX)	100.00	91.32	124.78	116.15	115.69	130.96
KBW Nasdaq Bank Index (BKX)	100.00	89.69	124.08	97.53	96.66	132.63
Data source: Bloomberg

Item 6.    [Reserved]

56	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 7 TOPICS

57	2024 FORM 10-K ANNUAL REPORT

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
At December 31, 2024, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,200 associates.
This MD&A should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, as well as with the other information contained in this report.
Financial Performance Summary
FHN reported net income available to common shareholders of $738 million, or $1.36 per diluted share, for the year ended December 31, 2024, compared to $865 million, or $1.54 per diluted share, for the same period of 2023.
Net interest income of $2.5 billion decreased $29 million compared to 2023, largely driven by higher funding costs, partially offset by higher loan yields and loan growth. The net interest margin decreased 7 basis points to 3.35% compared to 3.42% in 2023.
Provision for credit losses decreased to $150 million compared to $260 million in 2023, largely driven by lower net charge-offs in 2024. Net charge-offs were $112 million compared to $170 million in 2023, largely reflecting the prior year impact of an idiosyncratic credit loss on a single relationship.
Noninterest income of $679 million decreased $248 million from 2023, largely driven by a $225 million gain on merger termination in 2023. Results in 2024 were also impacted by $91 million in net securities losses from an opportunistic restructuring of a portion of the securities portfolio. The countercyclical businesses improved from cycle lows in 2023 as fixed income increased $54 million and mortgage banking income increased $12 million.
Noninterest expense of $2.0 billion decreased $44 million from 2023, largely attributable to $68 million in FDIC special assessment expense and a $50 million contribution to the First Horizon Foundation in the previous year, partially offset by increases in incentive-based compensation tied to higher commission-based revenue and strategic investments in technology.
Period-end loans and leases of $62.6 billion increased $1.3 billion from December 31, 2023, reflecting commercial loan growth of $1.0 billion, or 2%, and consumer loan growth of $273 million, or 2%.
Period-end deposits of $65.6 billion decreased $199 million from December 31, 2023, as a $1.2 billion decrease in noninterest-bearing deposits more than offset a $984 million increase in interest-bearing deposits.
Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2024 were 12.22% and 13.87%, respectively, compared to 12.42% and 13.96% at December 31, 2023. The CET1 ratio was 11.20% at December 31, 2024 compared to 11.40% at December 31, 2023.

58	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.1
KEY PERFORMANCE INDICATORS

	For the years ended December 31,
(Dollars in millions, except per share data)	2024	2023	2022
Pre-provision net revenue (a)	$1,155	$1,388	$1,254
Diluted earnings per common share	$1.36	$1.54	$1.53
Return on average assets (b)	0.97%	1.12%	1.08%
Return on average common equity (c)	8.80%	11.01%	11.81%
Return on average tangible common equity (a) (d)	10.99%	14.11%	15.58%
Net interest margin (e)	3.35%	3.42%	3.10%
Noninterest income to total revenue (f)	23.42%	26.82%	24.99%
Efficiency ratio (g)	62.06%	59.90%	61.24%
Allowance for loan and lease losses to total loans and leases	1.30%	1.26%	1.18%
Net charge-offs (recoveries) to average loans and leases	0.18%	0.28%	0.11%
Total period-end equity to period-end assets	11.09%	11.38%	10.83%
Tangible common equity to tangible assets (a)	8.37%	8.48%	7.12%
Cash dividends declared per common share	$0.60	$0.60	$0.60
Book value per common share	$16.00	$15.17	$13.48
Tangible book value per common share (a)	$12.85	$12.13	$10.23
Common equity Tier 1	11.20%	11.40%	10.17%
Market capitalization	$10,559	$7,913	$13,159
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
(f)Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)Ratio is noninterest expense to total revenue excluding securities gains (losses).

59	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Results of Operations—2024 compared to 2023
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
Net interest income of $2.5 billion in 2024 decreased $29 million, or 1%, from 2023. The decrease was largely attributable to higher funding costs, partially offset by higher loan yields and loan growth. Interest income increased $252 million, largely driven by higher interest on loans and leases of $299 million. Interest expense increased $281 million, largely from higher interest expense on deposits of $354 million, partially offset by a decline in interest on short-term borrowings of $80 million.
FHN's net interest margin decreased 7 basis points to 3.35% in 2024 compared to 2023 and the net interest spread decreased 6 basis points to 2.38% over the same period. The decline in the margin was attributable to a 35 basis point increase in the cost of interest-bearing liabilities, partially offset by a 29 basis point increase in earning asset yields.
Total average earning assets increased $665 million in 2024, largely driven by average loan growth of $1.8 billion, partially offset by lower levels of interest-bearing deposits with banks and investment securities. Total average interest-bearing liabilities increased $3.0 billion, largely driven by average interest-bearing deposit growth of $4.4 billion, partially offset by a decrease in other short-term borrowings.
The following table presents the major components of net interest income and net interest margin.

60	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.2
AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS/RATES

(Dollars in millions)	2024			2023			2022
Assets:	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Loans and leases:
Commercial loans and leases	$47,429	$3,166	6.68%	$46,175	$2,958	6.41%	$43,691	$1,823	4.18%
Consumer loans	14,576	720	4.93	13,994	630	4.48	12,261	479	3.89
Total loans and leases	62,005	3,886	6.27	60,169	3,588	5.96	55,952	2,302	4.11
Loans held for sale	472	36	7.61	664	51	7.71	884	39	4.41
Investment securities	9,386	244	2.60	9,912	250	2.52	9,976	200	2.01
Trading securities	1,399	85	6.12	1,179	78	6.62	1,438	58	4.04
Federal funds sold	39	2	5.61	61	4	5.56	191	4	2.09
Securities purchased under agreements to resell	566	29	5.01	318	15	4.81	522	6	1.12
Interest-bearing deposits with banks	1,605	85	5.29	2,504	130	5.20	8,672	87	1.00
Total earning assets / Total interest income	$75,472	$4,367	5.79%	$74,807	$4,116	5.50%	$77,635	$2,696	3.47%
Cash and due from banks	917			1,012			1,217
Goodwill and other intangible assets, net	1,674			1,720			1,777
Premises and equipment, net	580			596			636
Allowance for loan and lease losses	(812)			(740)			(648)
Other assets	3,991			4,288			3,600
Total assets	$81,822			$81,683			$84,217

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$25,941	$848	3.27%	$23,547	$679	2.88%	$24,292	$94	0.39%
Other interest-bearing deposits	16,215	449	2.77	15,300	351	2.30	15,641	72	0.47
Time deposits	7,224	323	4.47	6,095	236	3.87	2,963	18	0.60
Total interest-bearing deposits	49,380	1,620	3.28	44,942	1,266	2.82	42,896	184	0.43
Federal funds purchased	420	22	5.34	349	18	5.12	699	11	1.56
Securities sold under agreements to repurchase	1,720	66	3.83	1,426	52	3.66	881	7	0.77
Trading liabilities	555	24	4.22	301	12	4.16	480	12	2.56
Other short-term borrowings	781	42	5.38	2,688	140	5.19	229	5	2.26
Term borrowings	1,180	67	5.63	1,335	72	5.39	1,596	72	4.51
Total interest-bearing liabilities / Total interest expense	$54,036	$1,841	3.41%	$51,041	$1,560	3.06%	$46,781	$291	0.62%
Noninterest-bearing deposits	16,297			19,341			26,851
Other liabilities	2,353			2,396			2,006
Total liabilities	72,686			72,778			75,638

Shareholders' equity	8,841			8,610			8,284
Noncontrolling interest	295			295			295
Total shareholders' equity	9,136			8,905			8,579
Total liabilities and shareholders' equity	$81,822			$81,683			$84,217

Net earnings assets / Net interest income (TE) / Net interest spread	$21,436	$2,526	2.38%	$23,766	$2,556	2.44%	$30,854	$2,405	2.85%
Taxable equivalent adjustment		(15)	0.97		(16)	0.98		(13)	0.25
Net interest income / Net interest margin (a)		$2,511	3.35%		$2,540	3.42%		$2,392	3.10%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21%, and where applicable, state income taxes.

61	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the change in interest income and interest expense due to changes in both average volume and average rate.

Table 7.3
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due to (a)			Increase (Decrease) Due to (a)
(Dollars in millions)	Rate (b)	Volume (b)	Total	Rate (b)	Volume (b)	Total
Interest income:
Loans and leases (c)	$183	$115	$298	$1,101	$185	$1,286
Loans held for sale	(1)	(14)	(15)	24	(12)	12
Investment securities (c)	7	(13)	(6)	51	(1)	50
Trading securities	(6)	13	7	32	(12)	20
Other earning assets:
Federal funds sold	—	(2)	(2)	3	(3)	—
Securities purchased under agreements to resell	1	13	14	13	(4)	9
Interest-bearing deposits with banks	2	(47)	(45)	143	(100)	43
Total other earning assets	3	(36)	(33)	159	(107)	52
Total change in interest income - earning assets	$186	$65	$251	$1,367	$53	$1,420
Interest expense:
Interest-bearing deposits:
Savings	$96	$73	$169	$588	$(3)	$585
Other interest-bearing deposits	75	23	98	280	(1)	279
Time deposits	39	48	87	183	35	218
Total interest-bearing deposits	210	144	354	1,051	31	1,082
Federal funds purchased	1	3	4	15	(8)	7
Securities sold under agreements to repurchase	2	12	14	39	6	45
Trading liabilities	—	12	12	6	(6)	—
Other short-term borrowings	4	(102)	(98)	15	120	135
Term borrowings	3	(8)	(5)	13	(13)	—
Total change in interest expense - interest-bearing liabilities	220	61	281	1,139	130	1,269
Net interest income, taxable equivalent	$(34)	$4	$(30)	$228	$(77)	$151

(a)    The changes in interest due to both rate and volume have been allocated to change due to rate and change due to volume in proportion to the absolute amounts of the changes in each.
(b)    Variances are computed on a line-by-line basis and are non-additive.
(c)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, and where applicable, state income taxes.

62	2024 FORM 10-K ANNUAL REPORT

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
Provision for credit losses decreased to $150 million in 2024, compared to $260 million in 2023. Net charge-offs were $112 million in 2024 compared to $170 million in 2023. The higher level of provision and net charge-offs in 2023 largely reflects the impact of a $72 million idiosyncratic credit loss on a single relationship in 2023.
For additional information about general asset quality trends refer to the Asset Quality section in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented.
Table 7.4
NONINTEREST INCOME

				2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Noninterest income
Fixed income	$187	$133	$205	$54	41%	$(72)	(35)%
Deposit transactions and cash management	176	179	171	(3)	(2)	8	5
Brokerage, management fees and commissions	101	90	92	11	12	(2)	(2)
Card and digital banking fees	77	77	84	—	—	(7)	(8)
Other service charges and fees	51	54	54	(3)	(6)	—	—
Trust services and investment management	48	47	48	1	2	(1)	(2)
Mortgage banking income	35	23	68	12	52	(45)	(66)
Gain on merger termination	—	225	—	(225)	(100)	225	100
Securities gains (losses), net	(89)	(4)	18	(85)	NM	(22)	(122)
Other income	93	103	75	(10)	(10)	28	37
Total noninterest income	$679	$927	$815	$(248)	(27)%	$112	14%

NM – Not meaningful
Noninterest income of $679 million decreased $248 million from $927 million in 2023, largely driven by the $225 million gain on merger termination in 2023. Results in 2024 also reflect higher securities losses due to an opportunistic restructuring of a portion of the securities portfolio, partially offset by improvements in fixed income and mortgage banking income. Noninterest income represented 21% and 27% of total revenue for 2024 and 2023, respectively.
Fixed income improved $54 million, or 41%, for 2024 compared to 2023. Fixed income product revenue increased $58 million, largely driven by more favorable market conditions. Revenue from other products decreased $4 million, largely driven by lower investment advisory fees due to the sale of the assets of FHN Financial Main Street Advisors in fourth quarter 2023 and lower derivative sales.
Brokerage, management fees and commissions of $101 million increased $11 million, or 12%, as strong market performance improved wealth management fees.
Mortgage banking income of $35 million increased $12 million from $23 million in 2023, largely driven by higher secondary volume.
Securities losses in 2024 reflect the impact of $91 million in losses on the sale of AFS securities tied to an opportunistic restructuring of a portion of the securities portfolio during the fourth quarter of 2024.
Other income included a gain of $9 million on the disposition of the assets of FHN Financial Main Street Advisors in 2023.

63	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented.
Table 7.5
NONINTEREST EXPENSE

				2024 vs. 2023		2023 vs. 2022
(Dollars in millions)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Noninterest expense
Personnel expense	$1,137	$1,100	$1,101	$37	3%	$(1)	—%
Net occupancy expense	130	123	128	7	6	(5)	(4)
Computer software	121	111	113	10	9	(2)	(2)
Operations services	94	87	87	7	8	—	—
Deposit insurance expense	64	122	32	(58)	(48)	90	281
Legal and professional fees	64	49	62	15	31	(13)	(21)
Contract employment and outsourcing	51	49	54	2	4	(5)	(9)
Advertising and public relations	48	71	50	(23)	(32)	21	42
Amortization of intangible assets	44	47	51	(3)	(6)	(4)	(8)
Equipment expense	42	42	45	—	—	(3)	(7)
Communications and delivery	32	35	37	(3)	(9)	(2)	(5)
Contributions	18	61	7	(43)	(70)	54	771
Other expense	190	182	186	8	4	(4)	(2)
Total noninterest expense	$2,035	$2,079	$1,953	$(44)	(2)%	$126	6%

NM - Not meaningful
Noninterest expense of $2.0 billion decreased $44 million, or 2%, compared to 2023.
Personnel expense of $1.1 billion increased $37 million compared to 2023, reflecting higher salaries and benefits expense and incentive-based compensation, partially offset by the decrease to merger-related expenses, as there were no merger and integration expenses in 2024 compared to $51 million in 2023.
Net occupancy expense increased $7 million, computer software expense increased $10 million and legal and professional fees increased $15 million in 2024, largely attributable to strategic investments.
Deposit insurance expense declined $58 million, largely attributable to $68 million in special assessment expense in 2023, compared to $9 million in 2024.
Advertising and public relations expense decreased $23 million from 2023, largely attributable to the end of deposit campaign and brand awareness initiatives that were launched in 2023.
Contributions decreased $43 million, largely attributable to a $50 million contribution to the First Horizon Foundation in 2023 following the termination of the TD Transaction, compared to a $10 million contribution in 2024.
There were no merger and integration related expenses in 2024 compared to $51 million in 2023. Restructuring expenses were $14 and $10 million for 2024 and 2023, respectively.
Income Taxes
FHN recorded income tax expense of $211 million in 2024 compared to $212 million in 2023, resulting in an effective tax rate of 21.0% and 18.8%, respectively.
FHN’s effective tax rate is favorably affected by recurring items such as tax credits and other tax benefits from tax credit investments, tax-exempt income, and bank-owned life insurance. The effective rate is unfavorably affected by the non-deductible portions of FDIC premium, executive compensation, and merger expenses. FHN's effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations. During 2024, FHN recognized net favorable discrete items primarily attributable to the lapse of the statute of limitations for uncertain positions. In 2023, the reduction in the rate from the statutory U.S. federal income tax rate of 21% was primarily related to the benefit from the settlement of uncertain tax positions related to prior merger-related items, which was partially

64	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

offset by the additional tax expense from the surrender of bank-owned life insurance policies.
A deferred tax asset ("DTA") or deferred tax liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. FHN’s net DTA was $227 million and $215 million at December 31, 2024 and 2023, respectively.
As of December 31, 2024, FHN had DTA balances related to federal and state income tax carryforwards of $29 million and $3 million, respectively, which will expire at various dates. Refer to Note 14 - Income Taxes for additional information.
FHN’s gross DTA after valuation allowance was $768 million and $737 million as of December 31, 2024 and 2023, respectively. Based on current analysis, FHN believes that its ability to realize the DTA is more likely than not. FHN monitors its DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable states where it conducts business operations, FHN either files consolidated, combined, or separate returns. The statute of limitations for FHN’s consolidated federal income tax returns remains open for tax years 2021 through 2023. On occasion, as federal or state auditors examine the tax returns of FHN and its subsidiaries, FHN may extend the statute of limitations for a reasonable period. Otherwise, the statutes of limitations remain open only for tax years in accordance with federal and state statutes. See Note 14 - Income Taxes to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.
Business Segment Results
During 2024, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Prior to the restructure, FHN's reportable segments were Regional Banking, Specialty Banking, and Corporate. As a result of the restructure, FHN revised its reportable segments to include: (1) Commercial, Consumer & Wealth, (2) Wholesale, and (3) Corporate. Segment results for years prior to 2024 have been recast to adjust for the realignment of the segment reporting structure. See Note 19 - Business Segment Information to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional disclosures related to FHN's segments.
2024 vs. 2023
Commercial, Consumer & Wealth
The Commercial, Consumer & Wealth segment generated pre-tax income of $1.4 billion in 2024 compared to $1.5 billion in 2023, a decrease of $83 million.
Net interest income of $2.5 billion decreased $151 million, reflecting higher funding costs, partially offset by the benefit of higher interest rates and average loan balances.
Provision for credit losses decreased $102 million, largely reflecting the impact of a $72 million credit loss on a single relationship in 2023.
Noninterest income increased $13 million, largely driven by an $11 million increase in brokerage, management fees and commissions as strong market performance improved wealth management fees.
Noninterest expense increased $47 million, largely driven by higher personnel expense and other expenses related to strategic investments.
Wholesale
Pre-tax income of $122 million in the Wholesale segment increased $56 million compared to 2023, largely reflecting a $67 million increase in revenue tied to improvements in fixed income and mortgage banking income. Fixed income of $187 million increased $53 million, largely driven by more favorable market conditions. Mortgage banking income of $33 million increased $12 million, largely driven by higher secondary volume.
Noninterest expense of $299 million increased $23 million, largely due to an increase in incentive-based compensation expense tied to the improvement in fixed income and mortgage banking income.
Corporate
Pre-tax loss for the Corporate segment was $546 million for 2024 compared to $450 million for 2023.
Net interest income (expense) improved $111 million compared to 2023, primarily driven by the impact of the funds transfer pricing methodology.
Noninterest income decreased $317 million, largely attributable to the $225 million gain on merger termination in 2023 and $91 million in net securities losses tied to an opportunistic restructuring of a portion of the AFS securities portfolio in 2024.
Noninterest expense of $319 million for 2024 decreased $114 million compared to 2023, largely driven by lower FDIC special assessment expense, lower contributions to the First Horizon Foundation, and a decline in advertising and public relations expense. Restructuring expenses totaled $14 million and $10 million for 2024 and 2023,

65	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

respectively. There were no merger and integration expenses in 2024 compared to $51 million in 2023.
2023 vs. 2022
Commercial, Consumer & Wealth
The Commercial, Consumer & Wealth segment generated pre-tax income of $1.5 billion in 2023 compared to $1.3 billion in 2022, an increase of $164 million, driven by a $400 million increase in revenue largely tied to higher net interest income, partially offset by a $175 million increase in provision for credit losses and a $61 million increase in noninterest expense.
Net interest income of $2.7 billion increased $429 million, reflecting the benefit of higher interest rates and average loan balances, partially offset by higher funding costs.
The increase in the provision for credit losses largely reflected loan growth, macroeconomic uncertainty, and modest grade migration.
The increase in noninterest expense was largely driven by higher personnel, deposit insurance, advertising and public relations, and technology-related expenses.
Wholesale
Pre-tax income of $66 million in the Wholesale segment decreased $91 million compared to 2022, largely reflecting a $155 million decrease in revenue tied to lower fixed income, mortgage banking income, and net interest income. The decrease in revenue was partially offset by a $68 million decrease in noninterest expense.
Income from the fixed income business of $134 million decreased $71 million, largely driven by less favorable market conditions.
Mortgage banking income of $21 million decreased $25 million largely driven by lower origination volume given the impact of higher long-term rates. Results in 2022 also reflected a $12 million gain on sale of mortgage servicing rights.
Noninterest expense of $276 million decreased $68 million, largely due to lower incentive-based compensation expense tied to the decline in fixed income and mortgage banking income.
Corporate
Pre-tax loss for the Corporate segment was $450 million for 2023 compared to $346 million for 2022.
Noninterest income increased $226 million, largely driven by the gain on merger termination. Noninterest income results also reflect lower securities gains of $22 million in 2023 and a $22 million gain on sale of the title business in 2022.
Noninterest expense of $433 million for 2023 increased $133 million compared to 2022, largely driven by higher deposit insurance expense, a $50 million contribution to the First Horizon Foundation, and higher personnel expense. Merger and integration expense was $51 million in 2023 compared to $136 million in 2022.
Results of Operations—2023 compared to 2022
For a description of FHN's results of operations for 2023, see Results of Operations - 2023 compared to 2022 in Item 7 in the 2023 Form 10-K which is incorporated herein by reference.

66	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition
Investment Securities
The following table presents the carrying value of securities by category as of December 31 for the years indicated.
Table 7.6
COMPOSITION OF SECURITIES PORTFOLIO

	2024		2023
(Dollars in millions)	Balance	Mix	Balance	Mix
Securities available for sale at fair value:
Government agency issued MBS and CMO	$6,469	70%	$6,630	68%
Other U.S. government agencies (a)	1,073	12	1,172	12
States and municipalities	354	4	589	6
Total securities available for sale	$7,896	86%	$8,391	86%
Securities held to maturity at amortized cost:
Government agency issued MBS and CMO	$1,270	14%	$1,323	14%

Total investment securities	$9,166	100%	$9,714	100%

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
Investment securities were $9.2 billion and $9.7 billion on December 31, 2024 and 2023, representing 11% and 12%
of total assets, respectively. During the fourth quarter of 2024, as part of an opportunistic restructuring of a portion of the securities portfolio, FHN sold $1.2 billion of AFS securities, which resulted in realized losses of $91 million for the year ended December 31, 2024. See Note 2 - Investment Securities to the Consolidated Financial Statements in Part II, Item 8 of this Report for more information about the securities portfolio.
The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for the debt securities portfolio.

67	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.7
CONTRACTUAL MATURITIES OF INVESTMENT SECURITIES

	As of December 31, 2024
			After 1 year		After 5 years
	Within 1 year		Within 5 years		Within 10 years		After 10 years		Total
(Dollars in millions)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)
Securities available for sale:
Government agency issued MBS and CMO (a)	$99	1.64%	$1,003	3.36%	$610	2.63%	$5,590	2.65%	$7,302	2.45%
Other U.S. government agencies	1	1.70	42	1.44	171	2.10	1,020	2.97	1,234	3.09
States and municipalities	23	0.42	34	1.70	99	2.57	238	2.88	394	2.75
Total securities available for sale	$123	1.41%	$1,079	3.23%	$880	2.52%	$6,848	2.71%	$8,930	2.55%
Securities held to maturity:
Government agency issued MBS and CMO (a)	$—	—%	$264	3.45%	$55	3.71%	$951	2.60%	$1,270	2.88%
Total securities held to maturity	$—	—%	$264	3.45%	$55	3.71%	$951	2.60%	$1,270	2.88%

(a)    Represents government agency-issued mortgage-backed securities and collateralized mortgage obligations which, when adjusted for early paydowns, have an estimated average life of 5.7 years.
(b)    Weighted average yields were calculated using amortized cost on a fully taxable equivalent basis, assuming a 24% tax rate where applicable.
Loans and Leases
Period-end loans and leases increased $1.3 billion, or 2%, to $62.6 billion as of December 31, 2024. Commercial loans and leases increased $1.0 billion, primarily from growth in loans to mortgage companies and commercial real estate, partially offset by a decline in other C&I loans. Consumer loans increased $273 million, primarily from growth in real estate installment loans, partially offset by declines in HELOCs and consumer construction loans.
Average loans and leases increased to $62.0 billion in 2024 compared to $60.2 billion in 2023, primarily driven by a $1.3 billion increase in commercial loans and a $582 million increase in consumer loans.
The following table provides detail regarding FHN's period-end loans and leases.

Table 7.8
 LOANS AND LEASES

(Dollars in millions)	2024	Percent of total	2024 Growth Rate	2023	Percent of total	2023 Growth Rate	2022	Percent of total	2022 Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$33,428	53%	2%	$32,633	53%	3%	$31,781	55%	2%
Commercial real estate	14,421	23	1	14,216	23	7	13,228	23	9
Total commercial	47,849	76	2	46,849	76	4	45,009	78	4
Consumer:
Consumer real estate	14,047	23	3	13,650	23	11	12,253	21	14
Credit card and other	669	1	(16)	793	1	(6)	840	1	(8)
Total consumer	14,716	24	2	14,443	24	10	13,093	22	12
Total loans and leases	$62,565	100%	2%	$61,292	100%	5%	$58,102	100%	6%

(a) Includes equipment financing loans and leases.

68	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides detail of the contractual maturities of loans and leases at December 31, 2024.
Table 7.9
CONTRACTUAL MATURITIES OF LOANS AND LEASES

(Dollars in millions)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 Years	After 15 Years	Total
Commercial, financial, and industrial	$8,139	$17,476	$7,043	$770	$33,428
Commercial real estate	3,871	8,401	2,096	53	14,421
Consumer real estate	55	181	1,175	12,636	14,047
Credit card and other	235	255	66	113	669
Total loans and leases	$12,300	$26,313	$10,380	$13,572	$62,565

For maturities over one year at fixed interest rates:
Commercial, financial, and industrial		$4,945	$4,763	$724	$10,432
Commercial real estate		2,620	829	36	3,485
Consumer real estate		144	1,017	3,178	4,339
Credit card and other		70	33	91	194
Total loans and leases at fixed interest rates		$7,779	$6,642	$4,029	$18,450

For maturities over one year at floating interest rates:
Commercial, financial, and industrial		$12,531	$2,280	$46	$14,857
Commercial real estate		5,781	1,267	17	7,065
Consumer real estate		37	158	9,458	9,653
Credit card and other		185	33	22	240
Total loans and leases at floating interest rates		$18,534	$3,738	$9,543	$31,815

Total maturities over one year		$26,313	$10,380	$13,572	$50,265

Because of various factors, the contractual maturities of consumer loans are not indicative of the actual lives of such loans. A significant component of FHN’s loan portfolio consists of consumer real estate loans, a majority of which are home equity lines of credit and home equity installment loans. These loans have an initial period where the borrower is only required to pay the periodic interest. After the interest-only period, the loan will require the payment of both principal and interest over the remaining term. Numerous factors can contribute to the actual life of a home equity line or installment loan. As a result, the actual average life of home equity lines and loans is difficult to predict, and changes in any of these factors could result in changes in projections of average lives.
Loans Held for Sale
Loans held for sale primarily consists of government guaranteed loans under SBA and USDA lending programs.
Smaller amounts of other consumer and home equity loans are also included in loans HFS. Additionally, FHN's mortgage banking operations include origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These non-conforming loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. For further detail, see Note 7 - Mortgage Banking Activity to the Consolidated Financial Statements in Part II, Item 8 of this Report.
On December 31, 2024 and 2023, loans HFS were $551 million and $502 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $1 million and $2 million for December 31, 2024 and 2023, respectively.

69	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are composed of C&I loans and leases and CRE loans. Consumer loans are composed of consumer real estate loans and credit card and other loans. FHN had a concentration of residential real estate loans of 23% of total loans as of both December 31, 2024 and 2023. Industry concentrations are discussed under the C&I heading below.
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
Commercial Loan and Lease Portfolios
FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to the business line (Market Managers, Departmental Managers, Regional Presidents, Relationship Managers ("RM") and Portfolio Managers ("PM") and to Credit Officers. While individual limits vary, the predominant amount of approval authority is vested with the Credit function. Portfolio, industry, and borrower concentration limits for the various portfolios are established by executive management and approved by the Risk Committee of the Board.
FHN’s commercial lending process incorporates an RM and a PM for most commercial credits. The RM is primarily responsible for communications with the borrower and maintaining the relationship, while the PM is responsible for assessing the credit quality of the borrower, beginning with the initial underwriting and continuing through the servicing period. Other specialists and the assigned RM/PM are organized into units called relationship teams. Relationship teams are constructed with specific job attributes that facilitate FHN’s ability to identify, mitigate, document, and manage ongoing risk. PMs and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process. FHN strives to identify problem assets early through comprehensive policies and guidelines, targeted portfolio reviews, more frequent servicing on lower rated borrowers, and an emphasis on frequent grading. For smaller commercial credits, generally $5 million or less, and income-producing CRE credits greater than $10 million to non-professional real estate developers and smaller professional real estate investors/developers, FHN utilizes a centralized underwriting unit in order to originate and grade these credits more efficiently and consistently.
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 53% of total loans and leases at both December 31, 2024 and 2023. The C&I portfolio is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing, direct financing and sales-type leases, lines of credit, and trade credit enhancement through letters of credit.
Income-producing C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards as well as separation of origination and credit

70	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

approval roles on transaction sizes over PM authorization limits. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures of the borrowers, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Additionally, approval decisions consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon tenor and the determined credit risk specific to the individual borrower. Historically, the majority of these loans typically have variable rates tied to SOFR, as the primary replacement index for LIBOR, or prime rate of interest plus or minus the appropriate margin.
The largest geographical concentrations of balances as of December 31, 2024 were in Tennessee (20%), Florida (12%), Texas (11%), North Carolina (7%), California (6%), and Louisiana (6%) with no other state representing 5% or more of the portfolio.
The following table provides the composition of the C&I portfolio by industry as of December 31, 2024 and 2023. For purposes of this disclosure, industries are determined based on the NAICS industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 7.10a
C&I PORTFOLIO BY INDUSTRY

	December 31, 2024		December 31, 2023
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Real estate and rental and leasing (a)	$3,888	12%	$3,858	12%
Finance and insurance	3,666	11	4,083	12
Loans to mortgage companies	3,471	10	2,024	6
Health care and social assistance	2,576	8	2,676	8
Wholesale trade	2,433	7	2,147	7
Manufacturing	2,312	7	2,267	7
Accommodation and food service	2,198	7	2,288	7
Retail trade	1,756	5	1,866	6
Transportation and warehousing	1,616	5	1,580	5
Energy	1,273	4	1,293	4
Other (professional, construction, education, etc.) (b)	8,239	24	8,551	26
Total C&I loan portfolio	$33,428	100%	$32,633	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5%.
Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 21% and 18% of FHN’s C&I loan portfolio as of December 31, 2024 and 2023, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 12% of FHN's C&I portfolio as of both December 31, 2024 and 2023. As of December 31, 2024, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 12% of FHN's C&I portfolio as of both December 31, 2024 and 2023. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.

71	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Finance and Insurance
The finance and insurance component represented 11% and 12% of the C&I portfolio as of December 31, 2024 and 2023, respectively, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of December 31, 2024, asset-based lending to consumer finance companies represents approximately $1.9 billion of the finance and insurance component.
Loans to Mortgage Companies
Loans to mortgage companies were 10% and 6% of the C&I portfolio as of December 31, 2024 and 2023, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In 2024, approximately 78% of the loan originations were home purchases and 22% were refinance transactions.
Commercial Real Estate
The CRE portfolio totaled $14.4 billion as of December 31, 2024, a $205 million, or 1%, increase compared to December 31, 2023, largely driven by growth in multi-family loans, partially offset by decreases across multiple other property types.
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
Income-producing CRE loans
Income-producing CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are formally reviewed at a minimum of once every three years and revised as necessary based on market conditions. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios, and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value limits are set below regulatory prescribed ceilings and generally range between 50% and 80% depending on the underlying product type. Term and amortization requirements are set based on prudent standards for interim real estate lending. Equity requirements are established based on the quality and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 15% of cost invested in a project before FHN will provide loan funding. Income properties are generally required to achieve a debt service coverage ratio greater than or equal to 1.25x at inception or stabilization of the project based on loan amortization and a minimum underwriting interest rate. Some product types that possess a greater risk profile require a higher level of equity, as well as a higher debt service coverage ratio threshold. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties, where applicable. A global cash flow analysis is typically performed at the sponsor level.
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
The largest geographical concentrations of CRE balances as of December 31, 2024 were in Florida (26%), Texas (13%), North Carolina (13%), Georgia (10%), Tennessee (9%), and Louisiana (7%), with no other state representing more than 5% of the portfolio.
The following table represents subcategories of CRE loans by property type.

72	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.10b
CRE PORTFOLIO BY PROPERTY TYPE

	December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$5,122	36%	$4,409	31%
Office	2,785	19	2,782	20
Retail	2,167	15	2,310	16
Industrial	2,130	15	2,236	16
Hospitality	1,332	9	1,467	10
Land/land development	249	2	307	2
Other CRE (a)	636	4	705	5
Total CRE loan portfolio	$14,421	100%	$14,216	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily composed of home equity lines and installment loans. This portfolio totaled $14.0 billion and $13.7 billion as of December 31, 2024 and 2023, respectively. The largest geographical concentrations of balances in the consumer real estate portfolio as of December 31, 2024 were in Florida (29%), Tennessee (22%), Texas (12%), Louisiana (8%), North Carolina (7%), Georgia (6%), and New York (5%), with no other state representing 5% or more of the portfolio.
As of December 31, 2024, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759 and the refreshed FICO scores averaged 756 as of December 31, 2024, no change from those as of December 31, 2023. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of December 31, 2024 and 2023, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $26 million and $29 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.1 billion and $2.2 billion of the consumer real estate portfolio for December 31, 2024 and 2023, respectively. FHN’s HELOCs typically have a 5 or 10 year draw period followed by a 10 or 20 year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has concluded, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of December 31, 2024, approximately 95% of FHN's HELOCs were in the draw period compared to 94% at the end of 2023. Based on when draw periods are scheduled to end per the line agreements, it is expected that $598 million, or 30%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table shows the HELOCs currently in the draw period and expected timing of conversion to the repayment period.

73	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.11
HELOC DRAW TO REPAYMENT SCHEDULE

	December 31, 2024		December 31, 2023
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$79	4%	$30	1%
13-24	90	5	90	4
25-36	134	7	110	5
37-48	147	7	163	8
49-60	148	7	178	9
>60	1,404	70	1,530	73
Total	$2,002	100%	$2,101	100%

Underwriting
For loans in this portfolio, underwriting decisions are made through a centralized loan underwriting center. To obtain a consumer real estate loan, the loan applicant(s) must first meet a minimum qualifying FICO score. Minimum FICO score requirements are established by management for both loans secured by real estate as well as non-real estate loans. Management also establishes maximum loan amounts, loan-to-value ratios, and debt-to-income ratios for each consumer real estate product. Applicants must have the financial capacity (or available income) to service the debt by not exceeding a calculated debt-to-income ratio. The amount of the loan is limited to a percentage of the lesser of the current appraised value or sales price of the collateral. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit.
HELOC interest rates are variable and adjust with movements in the index rate stated in the loan agreement. Such loans can have elevated risk of default, particularly in a rising interest rate environment, potentially stressing borrower capacity to repay the loan at the higher interest rate. FHN’s current underwriting practice requires HELOC borrowers to qualify based on a sensitized interest rate (above the current note rate), fully amortized payment methodology. FHN’s underwriting guidelines require borrowers to qualify at an interest rate that is 200 basis points above the note rate. This mitigates risk to FHN in the event of a sharp rise in interest rates over a relatively short time horizon.
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

Credit Card and Other
The credit card and other consumer loan portfolio totaled $669 million as of December 31, 2024 and $793 million as of December 31, 2023. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $124 million decrease was driven by net repayments.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Notes 1 and 4 to the Consolidated Financial Statements in Part II, Item 8 of this Report.
The ALLL increased to $815 million as of December 31, 2024, or 1.30% of total loans and leases, compared to
$773 million, or 1.26% of total loans and leases, at the end of 2023. The ACL to total loans and leases ratio increased to 1.43% as of December 31, 2024 from 1.40% as of December 31, 2023. The increase in the ALLL balance reflects negative grade migration in the commercial loan portfolio.

74	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consolidated Net Charge-offs
Net charge-offs were $112 million in 2024 compared to $170 million in 2023. As a percentage of average total loans and leases, net charge-offs decreased 10 basis points from 2023.
Prior year net charge-offs were elevated primarily as the result of a $72 million idiosyncratic charge-off related to one client relationship.

Table 7.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

	December 31,
(Dollars in millions)	2024	2023	2022
Allowance for loan and lease losses
C&I	$345	$339	$308
CRE	227	172	146
Consumer real estate	221	233	200
Credit card and other	22	29	31
Total allowance for loan and lease losses	$815	$773	$685

Reserve for remaining unfunded commitments
C&I	$57	$49	$55
CRE	11	22	22
Consumer real estate	11	12	10
Total reserve for remaining unfunded commitments	$79	$83	$87

Allowance for credit losses
C&I	$402	$388	$363
CRE	238	194	168
Consumer real estate	232	245	210
Credit card and other	22	29	31
Total allowance for credit losses	$894	$856	$772

Period-end loans and leases
C&I	$33,428	$32,633	$31,781
CRE	14,421	14,216	13,228
Consumer real estate	14,047	13,650	12,253
Credit card and other	669	793	840
Total period-end loans and leases	$62,565	$61,292	$58,102

ALLL / loans and leases %
C&I	1.03%	1.04%	0.97%
CRE	1.57	1.21	1.10
Consumer real estate	1.57	1.71	1.63
Credit card and other	3.28	3.63	3.72
Total ALLL / loans and leases %	1.30%	1.26%	1.18%

75	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

ACL / loans and leases %
C&I	1.20%	1.19%	1.14%
CRE	1.65	1.36	1.27
Consumer real estate	1.65	1.79	1.71
Credit card and other	3.28	3.63	3.72
Total ACL / loans and leases %	1.43%	1.40%	1.33%

Net charge-offs (recoveries)
C&I	$47	$142	$53
CRE	55	15	—
Consumer real estate	(6)	(5)	(14)
Credit card and other	16	18	20
Total net charge-offs	$112	$170	$59

Average loans and leases
C&I	$32,871	$32,390	$30,969
CRE	14,558	13,785	12,722
Consumer real estate	13,836	13,179	11,397
Credit card and other	740	815	864
Total average loans and leases	$62,005	$60,169	$55,952

Charge-off %
C&I	0.14%	0.44%	0.17%
CRE	0.38	0.10	—
Consumer real estate	NM	NM	NM
Credit card and other	2.11	2.18	2.39
Total charge-off %	0.18%	0.28%	0.11%

ALLL / net charge-offs
C&I	738%	239%	578%
CRE	411	1,097	NM
Consumer real estate	NM	NM	NM
Credit card and other	141	162	151
Total ALLL / net charge-offs	731%	455%	1,155%

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
Total NPAs (including NPLs HFS) increased $139 million to $608 million as of December 31, 2024, largely driven by an increase in nonaccrual CRE loans, partially offset by decreases in nonaccrual C&I and nonaccrual consumer real estate loans. The increase in nonaccrual CRE loans was largely driven by multi-family and office property types. Multi-family has been affected by strong supply, which is expected to be absorbed at a modestly slower rate than experienced in recent years. Office performance has been strong for the medical segment, while traditional office has been impacted by the continued influence of remote work on occupancy levels. These portfolios continue to maintain strong underwriting and client selection. In addition, over 60% of the commercial

76	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

nonaccrual loan balance was current on payments as of December 31, 2024. The vast majority of NPAs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio increased 21 basis points to 0.96% as of December 31, 2024.
Table 7.13
NONPERFORMING ASSETS

	December 31,
(Dollars in millions)	2024	2023	2022
Nonperforming loans and leases
C&I	$173	$184	$153
CRE	294	136	9
Consumer real estate	133	140	152
Credit card and other	2	2	2
Total nonperforming loans and leases (a) (c)	$602	$462	$316

Nonperforming loans held for sale (a)	$3	$3	$8
Foreclosed real estate and other assets (b)	3	4	3
Total nonperforming assets (a) (b)	$608	$469	$327

Nonperforming loans and leases to total loans and leases
C&I	0.52%	0.57%	0.48%
CRE	2.04	0.96	0.07
Consumer real estate	0.95	1.02	1.24
Credit card and other	0.23	0.30	0.27
Total NPL %	0.96%	0.75%	0.54%

ALLL / NPLs
C&I	199%	184%	202%
CRE	77	126	1,554
Consumer real estate	167	167	131
Credit card and other	1,438	1,202	1,364
Total ALLL / NPLs	136%	167%	217%

(a) Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b) Excludes government-insured foreclosed real estate. There were no foreclosed real estate balances from GNMA loans at December 31, 2024, 2023, and 2022.
(c) Under the original terms of the loans, estimated interest income would have been approximately $43 million, $35 million, and $21 million during 2024, 2023, and 2022, respectively.

77	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment.
Table 7.14
NONPERFORMING ASSETS BY SEGMENT

	December 31,
(Dollars in millions)	2024	2023	2022
Nonperforming loans and leases (a) (b)
Commercial, Consumer & Wealth	$572	$401	$227
Wholesale	12	38	60
Corporate	18	23	29
Consolidated	$602	$462	$316

Foreclosed real estate (c)
Commercial, Consumer & Wealth	$1	$1	$—
Wholesale	1	2	2
Corporate	1	1	1
Consolidated	$3	$4	$3

Nonperforming Assets (a) (b) (c)
Commercial, Consumer & Wealth	$573	$402	$227
Wholesale	13	40	62
Corporate	19	24	30
Consolidated	$605	$466	$319

Nonperforming loans and leases to total loans and leases
Commercial, Consumer & Wealth	1.01%	0.71%	0.43%
Wholesale	0.20	0.87	1.27
Corporate	5.46	4.68	6.02
Consolidated	0.96%	0.75%	0.54%

NPA % (d)
Commercial, Consumer & Wealth	1.02%	0.71%	0.43%
Wholesale	0.23	0.93	1.33
Corporate	5.65	4.81	6.28
Consolidated	0.97%	0.76%	0.55%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages. There were no foreclosed real estate balances from GNMA loans at December 31, 2024, 2023, and 2022.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

78	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

Loans 90 days or more past due and still accruing were $21 million as of both December 31, 2024 and 2023. Loans
30 to 89 days past due and still accruing were $89 million as of December 31, 2024 compared to $85 million as of December 31, 2023, largely reflecting higher consumer real estate past due loan balances, partially offset by lower past due CRE loan balances.
Table 7.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

	December 31,
(Dollars in millions)	2024	2023	2022
Accruing loans and leases 30+ days past due
C&I	$33	$33	$61
CRE	3	8	11
Consumer real estate	69	57	55
Credit card and other	5	8	11
Total accruing loans and leases 30+ days past due	$110	$106	$138

Accruing loans and leases 30+ days past due %
C&I	0.10%	0.10%	0.19%
CRE	0.02	0.06	0.08
Consumer real estate	0.50	0.42	0.44
Credit card and other	0.79	1.03	1.28
Total accruing loans and leases 30+ days past due %	0.18%	0.17%	0.24%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$1	$1	$11
Consumer real estate	19	17	18
Credit card and other	1	3	4
Total accruing loans and leases 90+ days past due	$21	$21	$33

Loans held for sale
30 to 89 days past due (b)	$9	$12	$10
30 to 89 days past due - guaranteed portion (b) (d)	6	8	7
90+ days past due (b)	9	9	16
90+ days past due - guaranteed portion (b) (d)	4	4	6
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio increased to $1.9 billion as of December 31, 2024, compared to $666 million as of year-end 2023. This increase was largely attributable to grade migration in the multi-family and office portfolios. Multi-family has been affected by strong supply, which is expected to be absorbed at a modestly slower rate than experienced in recent years. Office performance has been strong for the medical segment, while traditional office has been impacted by the continued influence of remote work on occupancy levels. These portfolios continue to maintain strong underwriting and client selection. The current expectation of losses from potential problem assets has been included in

79	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

management’s analysis for assessing the adequacy of the allowance for loan and lease losses.
Modifications to Borrowers Experiencing Financial Difficulty
As part of FHN’s ongoing risk management practices, FHN attempts to work with borrowers when appropriate to extend or modify loan terms to better align with their current ability to repay. Modifications to loans are made in accordance with internal policies and guidelines which conform to regulatory guidance. Each occurrence is unique to the borrower and is evaluated separately. See Note 1 - Significant Accounting Policies, Note 3 - Loans and Leases and Note 4 - Allowance for Credit Losses to the Consolidated Financial Statements in Part II, Item 8 of this Report for further discussion regarding troubled loan modifications.
Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Special Assets Department ("SAD") is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are individually reviewed for expected credit losses, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. SAD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. While every circumstance is different, SAD will generally use forbearance agreements (generally 6-12 months) as an element of commercial loan workouts, which might include reduced interest rates, reduced payments, release of guarantor, term extensions or entering into short sale agreements. Principal forgiveness may be granted in specific workout circumstances.
The individual expected credit loss assessments completed on commercial loans may be used in evaluating the appropriateness of qualitative adjustments to quantitatively modeled loss expectations for loans that are not considered collateral dependent. If a loan is collateral dependent, the carrying amount of a loan is written down to the net realizable value of the collateral. Each assessment considers any modified terms and is comprehensive to ensure appropriate assessment of expected credit losses.
Consumer Loan Modifications
FHN does not currently participate in any of the loan modification programs sponsored by the U.S. government for its portfolio loans, but does generally structure modified consumer loans using the parameters of the former Home Affordable Modification Program ("HAMP").
Within the HELOC and permanent mortgage installment loans in the consumer portfolio segment, troubled loans are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 3%) and a possible maturity date extension of up to 30 years to reach an affordable housing debt-to-income ratio.
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

80	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
Total deposits of $65.6 billion as of December 31, 2024 decreased $199 million compared to December 31, 2023. Interest-bearing deposits increased $984 million and noninterest-bearing deposits decreased $1.2 billion.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At December 31, 2024, commercial deposits were $36.2 billion, or 55% of total deposits, and consumer deposits were $29.4 billion, or 45% of total deposits. At December 31, 2023, commercial deposits were $35.9 billion, or 55% of total deposits, and consumer deposits were $29.9 billion, or 45% of total deposits.
At December 31, 2024, 37% of deposits were associated with Tennessee, 18% with Florida, 13% with North Carolina, and 12% with Louisiana, with no other state above 10%. This mix remained relatively consistent with the previous year-end.
Total estimated uninsured deposits were $26.7 billion, or 41% of total deposits, and $26.8 billion, or 41% of total deposits, as of December 31, 2024 and 2023, respectively. Of the uninsured deposits as of December 31, 2024, $4.7 billion, or 7% of total deposits, were collateralized. As of December 31, 2023, collateralized deposits were $5.3 billion, or 8% of total deposits.
The following tables present the major components of FHN's total deposits for 2024 and 2023, FHN's total estimated uninsured deposits for the years ended December 31, 2024 and 2023, and the maturities of FHN's uninsured time deposits as of December 31, 2024 and 2023. See Table 7.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits, including average rates paid.

Table 7.16
DEPOSITS

(Dollars in millions)	2024	Percent of Total	2024 Growth Rate	2023	Percent of Total	2023 Growth Rate
Savings	$26,695	41%	6%	$25,082	38%	14%
Time deposits	6,613	10	(3)	6,804	10	136
Other interest-bearing deposits	16,252	25	(3)	16,690	26	10
Total interest-bearing deposits	49,560	76	2	48,576	74	21
Noninterest-bearing deposits	16,021	24	(7)	17,204	26	(27)
Total deposits	$65,581	100%	—%	$65,780	100%	4%

Table 7.17
ESTIMATED UNINSURED DEPOSITS

	For the Year Ended December 31,
(Dollars in millions)	2024	2023
Uninsured deposits	$26,679	$26,752

Table 7.18
UNINSURED TIME DEPOSITS BY MATURITY

(Dollars in millions)	December 31, 2024	December 31, 2023
Portion of U.S. time deposits in excess of insurance limit	$1,068	$1,143
Time deposits otherwise uninsured with a maturity of:
3 months or less	328	304
Over 3 months through 6 months	379	519
Over 6 months through 12 months	332	282
Over 12 months	29	38

81	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $4.0 billion and $3.1 billion as of December 31, 2024 and 2023, respectively. The increase in short-term borrowings was largely driven by an increase of $600 million in FHLB borrowings and an increase of $132 million in federal funds purchased and securities sold under agreements to repurchase.
Short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels and balance sheet funding strategies.
Trading liabilities fluctuate based on various factors, including levels of trading securities and hedging strategies. Federal funds purchased fluctuates depending on the amount of excess funding of FHN's correspondent bank customers. Balances of securities sold under agreements to repurchase fluctuate based on cost attractiveness relative to FHLB borrowing levels and the ability to pledge securities toward such transactions. See Note 9 - Short-Term Borrowings to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.2 billion as of both
December 31, 2024 and 2023. See Note 10 - Term Borrowings to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.
Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity of $9.1 billion decreased $180 million compared to December 31, 2023. Significant changes included net income of $794 million and an increase of $60 million in AOCI, offset by $626 million in common stock repurchases, $358 million in common and preferred dividends, and $100 million from the Series D Preferred Stock redemption.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1, and Total Regulatory Capital, as well as certain selected capital ratios.

82	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.19a
REGULATORY CAPITAL DATA

(Dollars in millions)	December 31, 2024	December 31, 2023
FHN shareholders’ equity	$8,816	$8,996
Modified CECL transitional amount (a)	28	57
FHN non-cumulative perpetual preferred	(426)	(520)
Common equity tier 1 before regulatory adjustments	$8,418	$8,533
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,578)	$(1,617)
Net unrealized (gains) losses on securities available for sale	782	836
Net unrealized (gains) losses on pension and other postretirement plans	252	273
Net unrealized (gains) losses on cash flow hedges	94	79
Disallowed deferred tax assets	(1)	—
Common equity tier 1	$7,967	$8,104
FHN non-cumulative perpetual preferred	426	426
Qualifying noncontrolling interest—First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,688	$8,825
Tier 2 capital	1,174	1,097
Total regulatory capital	$9,862	$9,922
Risk-Weighted Assets
First Horizon Corporation	$71,108	$71,074
First Horizon Bank	70,418	70,635
Average Assets for Leverage
First Horizon Corporation	$81,645	$82,540
First Horizon Bank	80,791	81,898
Table 7.19b
REGULATORY RATIOS & AMOUNTS

	December 31, 2024		December 31, 2023
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	11.20%	$7,967	11.40%	$8,104
First Horizon Bank	11.12	7,834	11.40	8,055
Tier 1
First Horizon Corporation	12.22	8,688	12.42	8,825
First Horizon Bank	11.54	8,129	11.82	8,350
Total
First Horizon Corporation	13.87	9,862	13.96	9,922
First Horizon Bank	13.00	9,156	13.17	9,303
Tier 1 Leverage
First Horizon Corporation	10.64	8,688	10.69	8,825
First Horizon Bank	10.06	8,129	10.20	8,350
Other Capital Ratios
Total period-end equity to period-end assets	11.09		11.38
Tangible common equity to tangible assets (b)	8.37		8.48
(a)    The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For December 31, 2024 and 2023, 25% and 50%, respectively, of the full amount is phased out and not included in Common Equity Tier 1 capital.
(b)    Tangible common equity to tangible assets is a non-GAAP measure and is reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 7.28.

83	2024 FORM 10-K ANNUAL REPORT

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
As of December 31, 2024, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. Capital ratios for both FHN and First Horizon Bank as of December 31, 2024 are calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For both FHN and First Horizon Bank, the risk-based regulatory capital and Tier 1 leverage ratios decreased in 2024 relative to 2023 primarily from the impact of common share repurchases. The Series D Preferred Stock redemption in 2024 did not impact FHN's regulatory capital ratios as it did not qualify as Tier 1 capital because the earliest redemption date was less than five years from the issuance date.
During 2025, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Stress Testing
The Economic Growth, Regulatory Relief, and Consumer Protection Act, along with an interagency regulatory statement effectively exempted both FHN and First Horizon Bank from Dodd-Frank Act stress testing requirements starting in 2018.
For 2024, FHN and First Horizon Bank completed a company run stress test using the Comprehensive Capital Analysis and Review ("CCAR") scenarios published in February 2024. Results of these tests indicate that both FHN and First Horizon Bank would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2024 CCAR Severely Adverse scenario. A summary of those results was posted in the “Fixed Income - Stress
Test Results” section on FHN’s investor relations website on July 30, 2024. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this report or incorporated herein.
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
Common Stock Purchase Programs
If and as authorized by its Board of Directors, FHN may repurchase shares of its common stock from time to time and will evaluate the level of capital and take action designed to generate or use capital, as appropriate, for the interests of the shareholders, subject to legal and regulatory restrictions. Two common stock purchase programs authorized by FHN's Board of Directors operated during the fourth quarter of 2024. FHN’s Board has not authorized a preferred stock purchase program.
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
As of December 31, 2024, $476 million in purchases had been made life-to-date under the January 2024 program at an average price per share of $15.17, or $15.16 excluding commissions. Program purchases made during the quarter ended December 31, 2024 are summarized in the following table. The program was terminated effective the close of business on October 29, 2024 with $174 million in authorization unused.

84	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.20a
COMMON STOCK PURCHASES—JANUARY 2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2024
October 1 to October 31	2,010	$17.30	2,010	N/A
November 1 to November 30	N/A	N/A	N/A	N/A
December 1 to December 31	N/A	N/A	N/A	N/A
Total	2,010	$17.30	2,010

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
As of December 31, 2024, $129 million in purchases had been made life-to-date under the October 2024 program at an average price per share of $19.88, or $19.86 excluding commissions. Program purchases made during the quarter ended December 31, 2024 are summarized in the following table.

Table 7.20b
COMMON STOCK PURCHASES—OCTOBER 2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2024
October 1 to October 31	105	$17.77	105	$998,134
November 1 to November 30	3,803	19.51	3,803	923,941
December 1 to December 31	2,563	20.52	2,563	871,353
Total	6,471	$19.88	6,471

(a) Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

Stock Award Purchases
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended December 31, 2024 are summarized in the following table.

85	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.20c

COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2024
October 1 to October 31	25	$16.53	N/A	N/A
November 1 to November 30	3	17.26	N/A	N/A
December 1 to December 31	3	20.60	N/A	N/A
Total	31	$17.03

Risk Management
FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit, which exposes FHN to strategic, reputational, liquidity, market, capital adequacy, operational, compliance, legal, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting, including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise-wide risk governance structure and a Risk Appetite Statement approved by the Board, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
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
1.Specific Risk Committees: The Board has delegated authority to the Chief Executive Officer to manage Strategic Risk and Reputational Risk, and the general business affairs of FHN under the Board’s oversight. The CEO utilizes the executive management team to carry out these duties in conjunction with the Risk governance structure. The Management Risk Committee is chaired by the Chief Risk Officer and is comprised of the CEO and certain officers that oversee all risk areas, including Strategic and Reputational Risks, and analyzes both existing and emerging risks. The Management Risk Committee is supported by a set of specific risk committees focused on unique risk types (e.g. liquidity, credit, operational, etc.). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor FHN’s risk-taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.
2.The Risk Management Organization: FHN’s risk management organization, led by the Chief Risk Officer and Chief Credit Officer, provides objective oversight of risk-taking activities. The risk management organization translates FHN’s overall risk appetite into approved limits and formal policies and is supported by corporate staff functions, including the Corporate Secretary, Legal, Finance, Human Resources Operations, and Technology. Risk management also works with business units and functional experts to establish appropriate operating standards and monitor business practices in relation to those standards. Additionally, risk management proactively works with business units and senior management to focus management on key risks in FHN and emerging trends that may change FHN’s risk profile. The Chief Risk Officer has overall responsibility and accountability for enterprise risk management and aggregate risk reporting.
3.Business Unit Risk Management: FHN’s business units are responsible for identifying, acknowledging, quantifying, mitigating, and managing all risks arising within their respective units. They determine and execute their business strategies, which puts them closest to the changing nature of risks, and they are best able to take the needed actions to manage and mitigate those risks. The business units are supported

86	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

by the risk management organization that helps identify and consider risks when making business decisions. Management processes, structure, and policies are designed to help ensure compliance with laws and regulations as well as provide organizational clarity for authority, decision-making, and accountability. Business units have designated control processes to help mitigate their identified risks, and business units attest to the effectiveness of those controls. The risk governance structure supports and promotes the escalation of material items to executive management and the Board.
4.Independent Assurance Functions: Internal Audit, Credit Assurance Services ("CAS"), Compliance Testing, and Model Validation provide an independent and objective assessment of the design and execution of FHN’s internal control system, including management processes, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and associate actions are in compliance with FHN’s policies and applicable laws and regulations. Internal Audit and CAS are independent third line functions within First Horizon for the purpose of providing unfettered objective assurance. The Internal Audit function reports to the Chief Audit Executive, who is appointed by and reports functionally to the Audit Committee of the Board and administratively to the CEO. The CAS function reports to the CAS Director, who is appointed by and reports functionally to the Risk Committee of the Board and administratively to the Chief Audit Executive.  Internal Audit provides quarterly reports to the Audit Committee of the Board, while CAS provides quarterly reports to the Risk Committee of the Board. Compliance Testing and Model Validation report to the Chief Risk Officer and provide annual reports to the Audit Committee of the Board.
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
Value-at-Risk ("VaR") and Stress Testing ("SVaR")
VaR is a statistical risk measure used to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99% confidence level with 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR measure. The SVaR computation uses the same model but with model inputs reflecting historical data from a continuous 12-month period that reflects a period of significant financial stress appropriate for our trading securities portfolio.
A summary of FHN's VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.

87	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.21
VaR & SVaR MEASURES

	Year Ended December 31, 2024			As of December 31, 2024
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$2
SVaR	7	9	4	6
10-day
VaR	8	12	4	4
SVaR	32	43	21	31

	Year Ended December 31, 2023			As of December 31, 2023
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$3
SVaR	6	8	3	6
10-day
VaR	8	11	4	10
SVaR	24	34	12	28
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table 7.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of December 31, 2024		As of December 31, 2023
(Dollars in millions)	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$1	$2
Credit spread risk	—	1	1	1

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
Curve steepening - assumes an instantaneous steepening of the interest rate yield curve through a

88	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the years ended December 31, 2024 and 2023, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.
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
Based on a static balance sheet as of December 31, 2024, NII exposures over the next 12 months, assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points are estimated to have variances as shown in the table below.
Table 7.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(4.7)%
-100	(2.0)%
-50	(0.9)%
-25	(0.5)%
+25	0.4%
+50	0.7%
+100	1.3%
+200	2.2%
A steepening yield curve scenario, where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.2%. A flattening yield curve scenario, where long-term rates decrease by 50 basis points and short-term rates are static, results in

89	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

an unfavorable NII variance of 0.3%. These hypothetical scenarios are used to create a risk measurement framework, and do not necessarily represent management’s current view of future interest rates or market developments.
Short-term interest rates had reached their highest levels in 15 years prior to September 2024's 50 basis point rate cut. Coupled with market disruption from recent high profile bank failures in 2023, this high interest rate environment has increased competitive pressures on deposit costs.
The yield curve was inverted for much of the last half of 2022, throughout 2023, and during the first eight months of 2024 before flattening in September 2024. As of December 2024, the yield curve has normalized and is upward sloping. Following the 50 basis point rate cut in September 2024, and 25 basis point cuts in both November and December, market participants are now projecting one additional rate cut in 2025. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.
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
The simulation models and related hedging strategies discussed above exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 21 - Derivatives to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional discussion of these instruments.
Capital Risk Management & Adequacy
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and Board policy, and to ensure ready access to the capital markets. The Capital & Stress Testing Committee, chaired by the Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, segment economic capital allocation methodologies, coordinates the annual enterprise-wide stress testing process, and considers other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital & Stress Testing Committee also recommends capital management policies, which are submitted for approval to ALCO and the Risk Committee of the Board as necessary.
Operational Risk Management
Operational risk is the risk of loss from inadequate or failed internal processes, people, or systems or from external events including data or network security breaches of FHN or of third parties affecting FHN or its clients. Inherent drivers of operational risk include the following:
•Business Resilience Risk
•Fraud Risk
•Physical Security Risk
•Financial Reporting and Recording Risk
•Technology Risk
•Cybersecurity Risk
•Model Risk
•Third Party Risk
Management, measurement, and reporting of operational risk are overseen by the Operational Risk Committee which includes key representatives from the business segments and support functions. Operational risk is assessed and aggregated across the enterprise quarterly and reported to the Risk Committee.

90	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Cybersecurity Risk Management
Overview
As mentioned immediately above, FHN's operational risk function is divided into several risk areas. Each area has been established at the corporate level to address risks in that area across the entire organization. One of those areas—information technology ("IT") risk—includes cybersecurity risk management.
As FHN manages it, IT risk includes cybersecurity risk, which in turn includes the risks from cyber fraud, cyber theft, cyber vandalism, cyber ransom, data and system security, and other unauthorized incursions into FHN's IT systems. IT risk management also includes IT system reliability, data integrity, IT aspects of regulatory compliance, and risks associated with the use of artificial intelligence tools and systems. The discussion in this section focuses on cybersecurity. Additional information on this topic is presented in Cybersecurity Risks within Item 1A beginning on page 35.
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
Key leaders within these committees and groups and for these processes are FHN's Chief Information Officer and Chief Information Security Officer. The Chief Information Officer has substantial banking, IT, and related experience: had roles at FHN since 2009 related to IT and data systems culminating in CIO since 2020; prior to joining FHN, had roles at a large regional bank, including technology leader of the bank's electronic payments platform related to treasury management and enterprise IT architect; and, earned an MS in computer science as well as an MBA. The Chief Information Security Officer has over twenty years of banking, IT, and related experience: oversees information security and many related systems and processes; has established risk-based security programs to meet regulatory requirements and align with business needs; and has implemented numerous data protection, data access, and identity management systems.
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
FHN engages third-party vendors to conduct several periodic cybersecurity reviews: Network Penetration testing; Cyber Security Maturity Assessment; Red Team (simulated cyber-attack) testing; SOX (financial reporting controls and data integrity) testing; and, PCI-DSS (proprietary data security standard for payment systems)

91	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

attestation of compliance and SOC 1 Type II reports (attesting to the design and operation of cybersecurity systems) for lockbox and electronic bill pay. The frequency of these reviews ranges from several times per year to every three years. FHN also has a cybersecurity incident specialty firm on retainer for incident response, as needed.
FHN has a dedicated Third-Party Risk Management ("TPRM") department reporting to the Chief Risk Officer. TPRM engages the IT Risk and Control Team to perform cybersecurity assessments for new vendors during onboarding, re-assessments of existing vendors on a risk-based cadence, and continuous monitoring of critical third parties.
Board Oversight
The Board's Risk Committee oversees all risk management functions for the enterprise, including operational risk, IT risk, and cybersecurity risk. The Risk Committee, as well as the full Board, each quarter receives a risk management update from FHN's Chief Risk Officer. Each update includes a written presentation covering all major risk areas, including operational risk, and each is supported by a detailed Enterprise Risk Report which is available to all directors. Major topics in the operational risk portion of the Enterprise Risk Report each quarter include fraud and related incidents; process management, which includes many processes related to cybersecurity defenses; and information security, which addresses core cybersecurity processes and incidents.
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
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss, or loss to reputation the Company may suffer as a result of its failure to comply with laws, regulations, rules, self-regulatory organization standards, and codes of conduct applicable to FHN’s activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee and other key Corporate Governance Committees. Key executives from the business segments, legal, compliance, risk management, and service functions are represented on the Committees. Summary reports of Committee activities and decisions are provided to the appropriate Board governance committees. Reports include the status of regulatory activities, internal compliance program initiatives, compliance testing and internal audit results and evaluation of emerging compliance risk areas.
Credit Risk Management
Credit risk is the risk of loss due to adverse changes in a borrower’s or counterparty’s ability or willingness to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing, liquidity/funding, and asset management activities although lending activities have the most exposure to credit risk. The nature and amount of credit risk depends on the types of transactions, the structure of those transactions, collateral received, the use of guarantors and the parties involved.
FHN assesses and manages credit risk through a series of policies, processes, measurement systems, and controls. The Credit Risk Management Committee ("CRMC") is responsible for overseeing the management of existing and emerging credit risks in the company within the broad risk tolerances established by the Board. The CRMC reports through the Management Risk Committee. The Credit Risk Management function, which is shared by the Chief Credit Officer and Chief Risk Officer, provides strategic and tactical credit leadership by maintaining policies, overseeing credit approval, assessing new credit products, strategies and processes, and managing portfolio composition and performance.
While the Credit Risk function oversees FHN’s credit risk management, there is significant coordination between the business lines and the Credit Risk function in order to manage FHN’s credit risk and maintain strong asset quality. The Credit Risk function recommends portfolio industry/sector and individual country limits to the Risk Committee of the Board for approval. Adherence to these approved limits is vigorously monitored by Credit Risk which provides recommendations to slow or cease lending

92	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
The Credit Risk Management function assesses the asset quality trends and results, as well as lending processes, adherence to underwriting guidelines (portfolio-specific underwriting guidelines are discussed further in the Asset Quality Trends section), and utilizes this information to inform management regarding the current state of credit quality and as a factor in the estimation process for determining the allowance for credit losses. The CRMC reviews on a periodic basis various reports issued by assurance functions which provide an independent assessment of the adequacy of loan servicing, grading accuracy, and other key functions. Additionally, CRMC is presented with and discusses various portfolios, lending activity and lending-related projects.
All of the above activities are subject to independent review by FHN’s Credit Assurance Services Group. CAS reports to the CAS Director who is appointed by and reports functionally to the Risk Committee of the Board (and administratively to the Chief Audit Executive) and provides quarterly reports to that Committee. CAS is charged with providing the Risk Committee of the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of December 31, 2024, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to the overnight and term Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN’s sources of available liquidity as of December 31, 2024.
Table 7.24
AVAILABLE LIQUIDITY
as of December 31, 2024

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,393	$—	$1,393
FHLB	8,722	600	8,122
Discount Window	23,475	—	23,475
Unencumbered securities (b)	1,039	—	1,039
Total available liquidity			$34,029

(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b) Subject to market haircuts on collateral.
Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 95% and 93% as of December 31, 2024 and 2023, respectively.
FHN may also use unsecured short-term borrowings as a source of liquidity. Federal funds purchased from correspondent bank clients are considered to be substantially more stable than funds purchased in the national broker markets for federal funds due to the long, historical, and reciprocal nature of banking services provided by FHN to these correspondent banks. The remainder of FHN’s wholesale short-term borrowings consists of securities sold under agreements to repurchase transactions accounted for as secured borrowings with business clients or broker-dealer counterparties.
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity,

93	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

subject to market conditions and compliance with applicable regulatory requirements. As of December 31, 2024, FHN had outstanding $798 million in senior and subordinated unsecured debt and $426 million in non-cumulative perpetual preferred stock. FHN redeemed all outstanding shares of its Series D Non-Cumulative Perpetual Preferred Stock during second quarter 2024. Refer to Note 11 - Preferred Stock to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information. As of December 31, 2024, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recently completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $374 million as of January 1, 2025. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common shareholder, FHN, or to its preferred shareholders without prior regulatory approval. Additionally, a capital conservation buffer must be maintained (as described in the Capital section of this Report) to avoid restrictions on dividends.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $1.1 billion in 2024 and $220 million in 2023. In January 2025, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $115 million. First Horizon Bank declared and paid preferred dividends in each quarter of 2024 and 2023. Additionally, First Horizon Bank declared preferred dividends in first quarter 2025, payable in April 2025.
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
FHN paid a cash dividend of $0.15 per common share on January 2, 2025. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on January 10, 2025 and $331.25 per Series B preferred share and $165 per Series C preferred share on February 3, 2025. In addition, in January 2025, the Board approved cash dividends per share in the following amounts:
Table 7.25
CASH DIVIDENDS APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	3/14/2025	4/1/2025
Preferred Stock
Series C	$165.00	4/16/2025	5/1/2025
Series E	$1,625.00	3/26/2025	4/10/2025
Series F	$1,175.00	3/26/2025	4/10/2025
Off-Balance Sheet Arrangements
In the normal course of business, FHN is a party to a number of activities that contain credit, market and operational risk that are not reflected in whole or in part in the consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments. FHN enters into commitments to extend credit to borrowers, including loan commitments, lines of credit, standby letters of credit, and commercial letters of credit. Many of the commitments are expected to expire unused or be only partially used; therefore, the total amount of commitments does not necessarily represent future cash requirements and are not included in the table below. Based on its available liquidity and available borrowing capacity, FHN anticipates it will continue to have sufficient funds to meet its current commitments. See Note 16 - Contingencies and Other Disclosures to the Consolidated Financial Statements in Part II, Item 8 of this Report for more information.
Contractual Obligations
The following table sets forth contractual obligations representing required and potential cash outflows as of December 31, 2024. Purchase obligations represent obligations under agreements to purchase goods or

94	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Table 7.26
CONTRACTUAL OBLIGATIONS
as of December 31, 2024

	Payments due by period (a)
	Less than	1 year -	3 years -	After 5
(Dollars in millions)	1 year	< 3 years	< 5 years	years	Total
Contractual obligations:
Time deposit maturities (b) (c)	$6,398	$157	$52	$6	$6,613
Short-term borrowings (b) (d)	3,950	—	—	—	3,950
Term borrowings (b) (e)	350	—	—	862	1,212
Annual rental commitments under noncancelable leases (b) (f)	45	87	71	199	402
Purchase obligations	242	216	88	9	555
Total contractual obligations	$10,985	$460	$211	$1,076	$12,732

(a)Excludes a $13 million liability for unrecognized tax benefits as the timing of payment cannot be reasonably estimated.
(b)Amounts do not include interest.
(c)See Note 8 - Deposits for further details.
(d)See Note 9 - Short-Term Borrowings for further details.
(e)See Note 10 - Term Borrowings for further details.
(f)See Note 5 - Premises, Equipment, and Leases for further details.
Credit Ratings
FHN is currently able to fund a majority of the balance sheet through core deposits, which are generally not directly tied to FHN’s credit ratings as are other types of funding. However, maintaining adequate credit ratings on debt issues and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such factors as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with certain derivative counterparties as discussed in Note 21 - Derivatives to the Consolidated Financial Statements in Part II, Item 8 of this Report.
The following table provides FHN’s most recent credit ratings.

95	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.27
CREDIT RATINGS

	Moody's (a)	Fitch (b)
First Horizon Corporation
Overall credit rating: Long-term/Short-term/Outlook	Baa3/--/Stable	BBB+/F2/Stable
Long-term senior debt	Baa3	BBB+
Subordinated debt (c)	Baa3	BBB+
Junior subordinated debt (c)	Ba1	BB
Preferred stock	Ba2	BB
First Horizon Bank
Overall credit rating: Long-term/Short-term/Outlook	Baa3/P-2/Stable	BBB+/F2/Stable
Long-term/short-term deposits	A3/P-2	A-/F2
Long-term/short-term senior debt (c)	Baa3/P-2	BBB+/F2
Subordinated debt	Baa3	BBB
Preferred stock	Ba2	BB
FT Real Estate Securities Company, Inc.
Preferred stock	Ba1
A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.
(a) Last change in ratings was on May 14, 2015. Outlook changed to stable ("Stable") and ratings affirmed on June 25, 2024.
(b) Last change in ratings was on October 3, 2024. Outlook changed to stable ("Stable") on May 5, 2023.
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

96	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $15 million and $16 million as of December 31, 2024 and 2023, respectively.
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

Inflation, Recession, and Federal Reserve Policy
Economic Overview
The post-COVID economy in the U.S. has been marked by: strong inflation, which began in 2021, peaked in 2022, and abated, though not fully, starting in 2023; the Federal Reserve "tightening" in 2022 and the first half of 2023 to contain inflation by rapidly increasing short-term interest rates and ending asset purchases; low unemployment rates; moderate economic growth; and, until September 2024, an inverted yield curve. Key aspects were:
•The rise in short-term interest rates by the Federal Reserve in 2022 was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 4.65% a year later. Hikes after that were much more modest and infrequent.
•The Federal Reserve ended rate hikes in 2023. No rate actions were taken for more than a year, until a 50 basis point cut in September 2024 followed by cuts of 25 basis points in both November and December.
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. now is well below 2022's levels. However, throughout 2024 and in early 2025, measures of inflation generally remain higher than the Federal Reserve's stated long-term goal of 2%.
•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) was both very deep and unusually sustained, with inversion lasting from the summer of 2022 to September 2024 when the yield curve began to return to its more typical upward slope.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and in the first part of 2023. All but one of the rate increases in 2022 were 75 and 50 basis points each—aggressive by historical standards—while the 2023 rate increases were the more-typical 25 basis points each. The Federal Reserve cut rates 50 basis points in September 2024 and 25 basis points in November and again in December 2024. Rates were held steady in late January 2025.
FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, nor how those actions may affect financial markets during the next several quarters.
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
Over the last several months, the yield curve has steepened somewhat as longer-term rates have risen or held steady while short-term rates have fallen.

97	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduce FHN's revenues from bond trading. Both of those impacts occurred over the last three years, with fluctuations. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors beginning on page 46, for a discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although the occurrence of two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy has expanded in each quarter since then. The expansion rate has varied without a sustained trend.
Recession expectations in the U.S. were high in 2022 and early 2023. They moderated significantly after that and became generally low in 2024.
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
The changes in the executive and legislative branches of government in 2025 could result in significant changes in U.S. fiscal policy in 2025 and 2026. Even if significant changes to policy are made quickly, usually it takes time for the effect of such changes to become a significant factor in the economic data.
2023 Banking Crisis
In March 2023, two large regional U.S. banks failed after sudden large deposit outflows, and a major Swiss bank was acquired by another bank at the behest of regulators. In May 2023, a third large regional U.S. bank failed after experiencing very large deposit outflows in March. In the aftermath of these failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. Most U.S. banks saw abrupt net outflows of deposits in the spring of 2023 following the failures. Most have since recouped those deposits, mainly by offering higher interest rates. In 2024, competition for deposits was quite intense, and such competition is expected to continue into 2025.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin (NIM) started to compress. FHN was able to somewhat relieve the compression during 2023 fueled in part by using increased deposits and capital to reduce more-expensive borrowings, so that NIM in 2023 improved over 2022. NIM for the entire year 2024 was flat, declining very modestly from 2023.
In 2024, improvements in loan yields were largely offset by higher funding costs, especially for deposits. Deposit costs increased largely in response to heightened competition in many of FHN's markets.
In addition, some of FHN's businesses have been negatively impacted by rate actions in the past two years and by the unusual yield curve. Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates modestly abated early in 2024 and FHN's mortgage business saw improvement, but then rates started to rise later in the year as the yield curve steepened somewhat after its long inversion. However, the negative impacts of these higher rates were offset by gains in market share. Similarly, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility. In 2024, bond trading revenues improved markedly, but with significant volatility quarter-to-quarter. Bond revenues have fluctuated, likely due to changing market expectations about rate moves, among other things; those fluctuations could continue going into 2025.
Other Regulatory Proposals
In 2023, the Board of Governors of the Federal Reserve and other regulators proposed regulatory changes that would, if implemented, significantly increase regulatory constraints and costs on all U.S. banks with assets over $100 billion, but whether those regulations will be adopted, or their final form, if adopted, remains uncertain. A few new requirements would apply to banks, like FHN, with assets over $50 billion, but by far the main impacts would fall on banks greater than $100 billion in assets.
The proposals touch upon many regulatory requirements, including debt and equity capital requirements, credit risk standards, and asset risk-weighting. The increased requirements also would entail additional compliance costs.

98	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The triggering of significant cost increases based on a single threshold financial measure—$100 billion in assets—has been in place for many years and has impacted the U.S. banking industry. Compliance restrictions and costs increase as the threshold is approached, but a step-up pattern remains. Those effects have added to the incentives for banks to consolidate, and the proposed new rules are likely to enhance those incentives if adopted.
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
Greenhouse Gas (GHG) Reporting Regimes
In October 2023, the state of California enacted laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. As currently enacted, the laws require implementing regulations to be adopted by July 1, 2025, and reporting for Scopes 1 and 2 GHG emissions to begin in 2026 for the 2025 fiscal year. The California laws, especially the application of those laws to companies outside of California, have been challenged in court. These challenges could take many years to resolve.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “SEC Climate Disclosures Rules”). These Rules would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk management processes, and would include a related financial statement and audit requirement, among other things. Refer to "Accounting Changes" below for additional information. The SEC Climate Disclosures Rules also have a lengthy phase-in period. There is considerable uncertainty as to whether the SEC's Climate Disclosure Rules will be implemented as adopted, both because the SEC has suspended effectiveness of those rules while legal challenges are pending and because the shifts in the executive and legislative branches of government could lead the SEC to withdraw or significantly alter those rules.
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
Potential Business Impacts
Direct compliance costs will include creating systems to measure or estimate and capture relevant data, staffing, and engagement of vendors, including a firm to provide required assurances (somewhat analogous to a financial statement auditor). In addition, if FHN is required to support Scope 3 reporting by obtaining GHG-related information from customers, effectively FHN would be required to impose costs and/or inconveniences on its customers. Other banks in FHN's markets, particularly those that are private and not doing business in California, could provide financial services without those requirements, putting FHN at a competitive disadvantage.
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

99	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

significantly. FHN believes that rising costs are directly related to growth in those areas.
For example, much of the growth in Florida has been along the coast. A gulf coast hurricane 50 or 60 years ago had a fair chance of making landfall in a relatively unpopulated area. Now, the chances of a hurricane directly hitting a population center are much higher, the average population in that center is much higher, and the average value per building is much higher.
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
Coastal states such as Florida and Louisiana have created last-resort insurance pools for residents who cannot obtain or afford private property insurance. However, as the costs borne by those pools increase, either the premiums will have to rise, or general taxation will have to cover the difference. In addition, those programs generally do not help business clients, nor are they offered in many states that can be severely impacted by hurricane-related flooding.
State and local building and water-control codes have been and are being revised, but often unevenly and often not retroactive to pre-existing structures and developments. The current transition period could be lengthy. During the transition, insurance and other costs are likely to reduce the practical life of properties built under older codes even if the newer codes are not directly applied to those properties.
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
FHN believes that the principal assumptions underlying the accounting estimates made by management include: (1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower-specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) the lives for loan portfolio pools have been estimated properly, including consideration of expected prepayments; (5) the economic forecasts utilized and associated weighting selected by management in the modeling of expected credit losses are reflective of future economic conditions; (6) entity-specific historical loss information has been properly assessed for all loan portfolio segments as the initial basis for estimating expected credit losses; (7) the reasonable and supportable periods for loan portfolio segments have been properly determined; (8) the reversion methodologies and timeframes for migration from the reasonable and supportable period to the use of historical loss rates are reasonable; (9) expected recoveries of prior charge off amounts have been properly estimated; and (10) qualitative adjustments to modeled loss results

100	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Selection and weighting of macroeconomic forecasts are the most significant inputs in quantitative ALLL calculations. Due to the sensitivity of the ALLL determination to macroeconomic forecasts, changes in those forecasts can result in materially different results between reporting periods. In the determination of the ALLL as of December 31, 2024, FHN utilized Moody's Baseline and S3 (adverse) scenarios for the calculation of the ALLL. FHN placed the most weight on the Moody's Baseline scenario but included the S3 scenario to reflect the uncertainty of macroeconomic forecasts related to ongoing economic conditions.
Due to the dynamic relationship of macroeconomic inputs in modeling calculations, quantifying the effects of changing individual inputs is highly challenging. Additionally, management applies judgment in developing qualitative adjustments that are considered necessary to appropriately reflect elements of credit risk that are not captured in the quantitative model results. To provide some hypothetical sensitivity analysis, FHN prepared two alternate quantitative calculations, applying 100% weighting to Moody's Baseline and S3 (adverse) scenarios. These hypothetical calculations resulted in a 3% reduction and 29% increase, respectively, in ALLL in comparison to the ALLL recorded as of December 31, 2024, inclusive of qualitative adjustments that are affected by the weighting of forecast scenarios.
See Note 1 - Significant Accounting Policies and Note 4 - Allowance for Credit Losses to the Consolidated Financial Statements in Part II, Item 8 of this Report for detail regarding FHN’s processes, models, and methodology for determining the ALLL.
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

101	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

of income tax controversies. Revisions in estimates may be material to operating results for any given period.
See Note 14 - Income Taxes to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information including discussion of valuation allowances related to deferred tax assets and the potential impact of unrecognized tax benefits on future earnings.
Contingent Liabilities
A liability is contingent if the amount or outcome is not presently known but may become known in the future as a result of the occurrence of some uncertain future event. FHN estimates its contingent liabilities based on: management’s ability to reasonably estimate the loss or range of loss related to probable loss outcomes; and management's estimates of reasonably possible loss associated with less-than-probable, but more-than-remote, loss outcomes. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain and difficult to estimate.
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
See Note 16 - Contingencies and Other Disclosures to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information regarding FHN's existing material contingent liabilities, including those with and without loss accruals, and discussion of reasonably possible loss amounts for pending litigation matters.
Accounting Changes
Refer to Note 1 – Significant Accounting Policies to the Consolidated Financial Statements in Part II, Item 8 of this Report for a summary of accounting changes and accounting changes issued but not currently effective, which section is incorporated into this MD&A by this reference.
Non-GAAP Information
Certain measures included in this report are “non-GAAP”, meaning they are not presented in accordance with U.S. GAAP and also are not codified in U.S. banking regulations currently applicable to FHN. Although other entities may use calculation methods that differ from those used by FHN for non-GAAP measures, FHN’s management believes such measures are relevant to understanding the capital position or financial results of FHN and its business segments. Non-GAAP measures are reported to FHN’s management and Board of Directors through various internal reports.
The non-GAAP measures presented in this report are pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, and tangible book value per common share. Table 7.28 provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
Presentation of regulatory measures, even those which are not GAAP, provides a meaningful base for comparability to other financial institutions subject to the same regulations as FHN, as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Although not GAAP terms, these regulatory measures are not considered “non-GAAP” under U.S. financial reporting rules as long as their presentation conforms to regulatory standards. Regulatory measures used in this MD&A include: common equity tier 1 capital, generally defined as common equity less goodwill, other intangibles, and certain other required regulatory deductions; tier 1 capital, generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk based capital regulations; and risk-weighted assets, which is a measure of total on- and off-balance sheet assets adjusted for credit and market risk, used to determine regulatory capital ratios.
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation.

102	2024 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.28
NON-GAAP TO GAAP RECONCILIATION

(Dollars in millions; shares in thousands)	2024	2023	2022
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$2,511	$2,540	$2,392
Plus: Noninterest income (GAAP)	679	927	815
Total revenues (GAAP)	3,190	3,467	3,207
Less: Noninterest expense (GAAP)	2,035	2,079	1,953
Pre-provision net revenue (Non-GAAP)	$1,155	$1,388	$1,254

Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$9,111	$9,291	$8,547
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	426	520	1,014
(B) Total common equity	8,390	8,476	7,238
Less: Goodwill and other intangible assets (GAAP) (b)	1,653	1,696	1,745
(C) Tangible common equity (Non-GAAP)	$6,737	$6,780	$5,493

Tangible Assets (Non-GAAP)
(D) Total assets (GAAP)	$82,152	$81,661	$78,953
Less: Goodwill and other intangible assets (GAAP) (b)	1,653	1,696	1,745
(E) Tangible assets (Non-GAAP)	$80,499	$79,965	$77,208

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,136	$8,905	$8,579
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	450	758	935
(F) Total average common equity	8,391	7,852	7,349
Less: Average goodwill and other intangible assets (GAAP) (b)	1,674	1,720	1,777
(G) Average tangible common equity (Non-GAAP)	$6,717	$6,132	$5,572

Net Income Available to Common Shareholders
(H) Net income available to common shareholders (GAAP)	$738	$865	$868

Period-end shares outstanding
(I) Period-end shares outstanding	524,280	558,839	537,101

Ratios
(A)/(D) Total period-end equity to period-end assets (GAAP)	11.09%	11.38%	10.83%
(C)/(E) Tangible common equity to tangible assets (Non-GAAP)	8.37	8.48	7.12
(H)/(F) Return on average common equity (GAAP)	8.80	11.01	11.81
(H)/(G) Return on average tangible common equity (Non-GAAP)	10.99	14.11	15.58
(B)/(I) Book value per common share (GAAP)	$16.00	$15.17	$13.48
(C)/(I) Tangible book value per common share (Non-GAAP)	$12.85	$12.13	$10.23

(a)Included in total equity on the Consolidated Balance Sheets.
(b)Includes goodwill and other intangible assets, net of amortization.

103	2024 FORM 10-K ANNUAL REPORT

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is incorporated herein by reference to: 2024 MD&A (Item 7), which begins on page 57 of this report; Note 21—Derivatives, which begins on page 185 of this report; and Note 22—Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, which begins on page 192 of this report. Within 2024 MD&A, these sections are especially pertin ent to this Item 7A: Market Risk Management and Interest Rate Risk Management which begin, respectively, on pages 87 and 89 of this report. Notes 21 and 22 are part of our 2024 Financial Statements (Item 8).

104	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS
Item 8.    Financial Statements and Supplementary Data
TABLE OF ITEM 8 TOPICS

105	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS

106	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	MANAGEMENT REPORT ON ICOFR

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
Management assessed the effectiveness of First Horizon Corporation’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that First Horizon Corporation maintained effective internal control over financial reporting as of December 31, 2024.
KPMG LLP, the independent registered public accounting firm that audited First Horizon Corporation's financial statements, issued an audit report on First Horizon Corporation’s internal control over financial reporting. That report appears on the following page.

107	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON ICOFR

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Horizon Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
Memphis, Tennessee
February 27, 2025

108	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Horizon Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses for loans collectively evaluated for impairment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2024 was $815 million, of which a portion related to the allowance for loan losses for loans collectively evaluated for impairment (the collective ALLL). The collective ALLL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ALLL using a current expected credit losses methodology which is based on internal and external information relating to past events, current conditions, and reasonable and supportable forecasts of future conditions that affect the collectability of future cash flows. The expected credit losses are the product of multiplying

109	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
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

110	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
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
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
February 27, 2025

111	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED BALANCE SHEETS
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Cash and due from banks	$906	$1,012
Interest-bearing deposits with banks	1,538	1,328
Federal funds sold and securities purchased under agreements to resell	631	719
Trading securities	1,387	1,412
Securities available for sale at fair value	7,896	8,391
Securities held to maturity (fair value of $1,083 and $1,161, respectively)	1,270	1,323
Loans held for sale (including $85 and $68 at fair value, respectively)	551	502
Loans and leases	62,565	61,292
Allowance for loan and lease losses	(815)	(773)
Net loans and leases	61,750	60,519
Premises and equipment	574	590
Goodwill	1,510	1,510
Other intangible assets	143	186
Other assets	3,996	4,169
Total assets	$82,152	$81,661

Liabilities
Noninterest-bearing deposits	$16,021	$17,204
Interest-bearing deposits	49,560	48,576
Total deposits	65,581	65,780
Trading liabilities	550	509
Short-term borrowings	3,400	2,549
Term borrowings	1,195	1,150
Other liabilities	2,315	2,382
Total liabilities	73,041	72,370

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 16,750 and 26,750 shares, respectively	426	520
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 524,280,412 and 558,838,694 shares, respectively	328	349
Capital surplus	4,808	5,351
Retained earnings	4,382	3,964
Accumulated other comprehensive loss, net	(1,128)	(1,188)
FHN shareholders' equity	8,816	8,996
Noncontrolling interest	295	295
Total equity	9,111	9,291
Total liabilities and equity	$82,152	$81,661

See accompanying notes to consolidated financial statements.

112	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME
Consolidated Statements of Income

	Year Ended December 31
(Dollars in millions, except per share data; shares in thousands)	2024	2023	2022
Interest income
Interest and fees on loans and leases	$3,874	$3,575	$2,292
Interest and fees on loans held for sale	36	51	39
Interest on investment securities	241	247	198
Interest on trading securities	85	78	58
Interest on other earning assets	116	149	96
Total interest income	4,352	4,100	2,683
Interest expense
Interest on deposits	1,620	1,266	184
Interest on trading liabilities	24	12	12
Interest on short-term borrowings	130	210	23
Interest on term borrowings	67	72	72
Total interest expense	1,841	1,560	291
Net interest income	2,511	2,540	2,392
Provision for credit losses	150	260	95
Net interest income after provision for credit losses	2,361	2,280	2,297
Noninterest income
Fixed income	187	133	205
Deposit transactions and cash management	176	179	171
Brokerage, management fees and commissions	101	90	92
Card and digital banking fees	77	77	84
Other service charges and fees	51	54	54
Trust services and investment management	48	47	48
Mortgage banking income	35	23	68
Gain on merger termination	—	225	—
Securities gains (losses), net	(89)	(4)	18
Other income	93	103	75
Total noninterest income	679	927	815
Noninterest expense
Personnel expense	1,137	1,100	1,101
Net occupancy expense	130	123	128
Computer software	121	111	113
Operations services	94	87	87
Deposit insurance expense	64	122	32
Legal and professional fees	64	49	62
Contract employment and outsourcing	51	49	54
Advertising and public relations	48	71	50
Amortization of intangible assets	44	47	51
Equipment expense	42	42	45
Communications and delivery	32	35	37
Contributions	18	61	7
Other expense	190	182	186
Total noninterest expense	2,035	2,079	1,953

Income before income taxes	1,005	1,128	1,159

113	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME

Income tax expense	211	212	247
Net income	$794	$916	$912
Net income attributable to noncontrolling interest	19	19	12
Net income attributable to controlling interest	$775	$897	$900
Preferred stock dividends	37	32	32
Net income available to common shareholders	$738	$865	$868
Basic earnings per share	$1.37	$1.58	$1.62
Diluted earnings per share	$1.36	$1.54	$1.53
Weighted average common shares	540,317	548,410	535,033
Diluted average common shares	544,285	561,732	566,004

See accompanying notes to consolidated financial statements.

114	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in millions)	2024	2023	2022
Net income	$794	$916	$912
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	54	137	(937)
Net unrealized gains (losses) on cash flow hedges	(14)	47	(129)
Net unrealized gains (losses) on pension and other postretirement plans	20	(4)	(14)
Other comprehensive income (loss)	60	180	(1,080)
Comprehensive income (loss)	854	1,096	(168)
Comprehensive income attributable to noncontrolling interest	19	19	12
Comprehensive income (loss) attributable to controlling interest	$835	$1,077	$(180)
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$17	$44	$(302)
Net unrealized gains (losses) on cash flow hedges	(5)	15	(42)
Net unrealized gains (losses) on pension and other postretirement plans	7	(1)	(5)

See accompanying notes to consolidated financial statements.

115	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock
(Dollars in millions, except per share data; shares in thousands)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2021	26,750	$520	533,577	$333	$4,743	$2,891	$(288)	$295	$8,494
Net income	—	—	—	—	—	900	—	12	912
Other comprehensive income (loss)	—	—	—	—	—	—	(1,080)	—	(1,080)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(329)	—	—	(329)
Preferred stock issuance (4,936 shares issued at $100,000 per share)	4,936	494	—	—	—	—	—	—	494
Common stock repurchased	—	—	(577)	—	(12)	—	—	—	(12)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	4,101	3	34	—	—	—	37
Stock-based compensation expense	—	—	—	—	75	—	—	—	75
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(12)	(12)
Balance, December 31, 2022	31,686	1,014	537,101	336	4,840	3,430	(1,368)	295	8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	897	—	19	916
Other comprehensive income (loss)	—	—	—	—	—	—	180	—	180
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(335)	—	—	(335)
Preferred stock conversion	(4,936)	(494)	—	—	—	—	—	—	(494)
Common stock repurchased	—	—	(807)	(1)	(9)	—	—	—	(10)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,802	—	5	—	—	—	5
Series G preferred stock conversion	—	—	19,743	12	481	—	—	—	493
Stock-based compensation expense	—	—	—	2	34	—	—	—	36
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(19)	(19)
Balance, December 31, 2023	26,750	520	558,839	349	5,351	3,964	(1,188)	295	9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	775	—	19	794
Other comprehensive income (loss)	—	—	—	—	—	—	60	—	60
Cash dividends declared:
Preferred stock	—	—	—	—	—	(29)	—	—	(29)
Common stock ($0.60 per share)	—	—	—	—	—	(329)	—	—	(329)
Series D preferred stock redemption	(10,000)	(94)	—	—	—	(6)	—	—	(100)
Excise tax on preferred stock redemption	—	—	—	—	—	(1)	—	—	(1)
Common stock repurchased (b)	—	—	(39,203)	(25)	(601)	—	—	—	(626)
Excise tax on common stock repurchased	—	—	—	—	(6)	—	—	—	(6)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	4,644	1	8	—	—	—	9
Stock-based compensation expense	—	—	—	3	56	—	—	—	59
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(19)	(19)
Balance, December 31, 2024	16,750	$426	524,280	$328	$4,808	$4,382	$(1,128)	$295	$9,111
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)2024 includes $604 million repurchased under FHN's general purchase programs.

See accompanying notes to consolidated financial statements.

116	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS
Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in millions)	2024	2023	2022
Operating Activities
Net income	$794	$916	$912
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	150	260	95
Deferred income tax expense (benefit)	(17)	44	91
Depreciation and amortization of premises and equipment	55	55	59
Amortization of intangible assets	44	47	51
Net other amortization and accretion	2	—	(25)
Net decrease in trading securities (a)	1,011	1,163	2,120
Net (increase) decrease in derivatives	(2)	(314)	524
Stock-based compensation expense	59	36	75
Securities (gains) losses, net	89	4	(18)
Net (gains) losses on sale/disposal of fixed assets	(3)	—	(1)
Gain on divestiture	—	(9)	—
Gain on BOLI	(5)	(7)	(9)
Loans held for sale:
Purchases and originations	(2,758)	(2,295)	(3,728)
Gross proceeds from settlements and sales	1,792	1,183	2,310
(Gain) loss due to fair value adjustments and other	(75)	(12)	107
Other operating activities, net	132	228	(272)
Total adjustments	474	383	1,379
Net cash provided by operating activities	1,268	1,299	2,291
Investing Activities
Proceeds from sales of securities available for sale	1,155	—	—
Proceeds from maturities of securities available for sale	831	856	1,351
Purchases of securities available for sale	(1,538)	(261)	(2,767)
Purchases of securities held to maturity	—	—	(712)
Proceeds from prepayments of securities held to maturity	57	53	55
Proceeds from sales of premises and equipment	8	1	18
Purchases of premises and equipment	(44)	(37)	(28)
Proceeds from BOLI	13	14	22
Net increase in loans and leases	(1,337)	(3,303)	(3,204)
Net (increase) decrease in interest-bearing deposits with banks	(209)	56	13,523
Cash received for divestitures	—	11	—
Other investing activities, net	6	5	75
Net cash (used in) provided by investing activities	(1,058)	(2,605)	8,333
Financing Activities
Common stock:
Stock options exercised	9	5	36
Cash dividends paid	(332)	(335)	(324)
Repurchase of shares	(626)	(10)	(12)
Preferred stock:
Preferred stock issuance	—	—	494
Call of preferred stock	(100)	—	—
Cash dividends paid - preferred stock - noncontrolling interest	(19)	(17)	(11)
Cash dividends paid - preferred stock	(29)	(32)	(32)
Net (decrease) increase in deposits	(201)	2,289	(11,406)

117	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS

Net increase in short-term borrowings	851	43	382
Net increase (decrease) in term borrowings	43	(449)	4
Net cash (used in) provided by financing activities	(404)	1,494	(10,869)
Net (decrease) increase in cash and cash equivalents	(194)	188	(245)
Cash and cash equivalents at beginning of period	1,731	1,543	1,788
Cash and cash equivalents at end of period	$1,537	$1,731	$1,543
Supplemental Disclosures
Total interest paid	$1,869	$1,428	$280
Total taxes paid	106	123	20
Total taxes refunded	7	19	7
Transfer from loans to OREO	3	4	3
Transfer from loans HFS to trading securities	992	1,212	1,893
Transfer from loans to loans HFS	—	7	—
Preferred stock conversion to common stock	—	493	—

(a) Includes transfers from loans HFS to trading securities.
See accompanying notes to consolidated financial statements.

118	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Principles of Consolidation
The consolidated financial statements include the accounts of FHN and other entities in which it has a controlling financial interest. Variable interest entities for which FHN or a subsidiary has been determined to be the primary beneficiary are also consolidated. Affiliates for which FHN is not considered the primary beneficiary and in which FHN does not have a controlling financial interest are accounted for under the equity method. These investments are included in other assets, and FHN’s proportionate share of income or loss is included in noninterest income. All significant intercompany transactions and balances have been eliminated.
Revenues
Revenue is recognized when the performance obligations under the terms of a contract with a client are satisfied in an amount that reflects the consideration FHN expects to be entitled. FHN derives a significant portion of its revenues from fee-based services. Noninterest income from transaction-based fees is generally recognized immediately upon completion of the transaction. Noninterest income from service-based fees is generally recognized over the period in which FHN provides the service. Any services performed over time generally require that FHN render services each period and, therefore, FHN measures progress in completing these services based upon the passage of time and recognizes revenue as invoiced.
Following is a discussion of FHN's key revenues within the scope of ASC 606, "Revenue from Contracts with Customers," except as noted.
Fixed Income
Fixed income includes fixed income securities sales, trading, and strategies, as well as loan sales and derivative sales, which are not within the scope of revenue from contracts with customers. Fixed income also includes investment banking fees earned for services related to underwriting debt securities and performing portfolio advisory services. FHN's performance obligation for underwriting services is satisfied on the trade date, while the performance obligation for advisory services is satisfied over time.
Mortgage Banking Income
Mortgage banking income includes mortgage servicing income, mortgage loan originations and sales, derivative settlements, as well as any changes in fair value recorded on mortgage loans and derivatives. Mortgage banking income from 1) the sale of loans, 2) the settlement of derivatives, 3) changes in the fair value of loans, derivatives, and servicing rights, and 4) the servicing of loans is not within the scope of revenue from contracts with customers. Prior to the sale of the title insurance business during 2022, mortgage banking income also included title income, which was earned when FHN fulfilled its performance obligation at the point in time when the services were completed.
Deposit Transactions and Cash Management
Deposit transactions and cash management activities include fees for services related to consumer and commercial deposit products (such as service charges on checking accounts), cash management products and services such as electronic transaction processing (Automated Clearing House and Electronic Data Interchange), account reconciliation services, cash vault services, lockbox processing, and information reporting to large corporate clients. FHN's obligation for transaction-based services is satisfied at the time of the transaction when the service is delivered, while FHN's obligation for service-based fees is satisfied over the course of each month.
Brokerage, Management Fees and Commissions
Brokerage, management fees and commissions include fees for portfolio management, trade commissions, and annuity and mutual fund sales. Asset-based management fees are charged based on the market value of the client’s assets. The services associated with these revenues, which include investment advice and active management of client assets, are generally performed and recognized over a month or quarter. Transactional revenues are based on the size and number of transactions executed at the client’s direction and are generally recognized on the trade date.
Trust Services and Investment Management
Trust services and investment management fees include investment management, personal trust, employee benefits, and custodial trust services. Obligations for trust services are generally satisfied over time but may be

119	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Contract Balances
As of December 31, 2024 and 2023, accounts receivable related to products and services on noninterest income were $14 million and $13 million, respectively. For the year ended December 31, 2024, FHN had no material impairment losses on noninterest accounts receivable, and there were no material contract assets, contract liabilities, or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2024. Credit risk is assessed on these accounts receivable each reporting period, and the amount of estimated uncollectible receivables is not material.
Transaction Price Allocated to Remaining Performance Obligations
For the year ended December 31, 2024, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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
The evaluation of credit risk for HTM debt securities mirrors the process described below for loans held for investment. AFS debt securities are reviewed for potential credit impairment at the individual security level. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase, and observable market information such as issuer-specific credit spreads. Credit losses for AFS debt securities are generally recognized through establishment of an allowance for credit losses that cannot exceed the amount by which amortized cost exceeds fair value. Charge-offs are recorded as reductions of the security’s amortized cost and the credit allowance. Subsequent improvements in estimated credit losses result in reduction of the credit allowance, but not beyond zero. However, if FHN has the intent to sell or if it is more-likely-than-not that it will be compelled to sell a security with an unrecognized loss, the difference between the security's carrying value and fair value is recognized through earnings and a new amortized cost basis is established for the security (i.e., no allowance for credit losses is recognized).
FHN has elected to exclude accrued interest receivable from the fair value and amortized cost basis on debt securities when assessing whether these securities have experienced credit impairment. Additionally, FHN has elected to not measure an allowance for credit losses on AIR for debt securities based on its policy to write off uncollectible interest in a timely manner, which generally occurs when delinquency reaches no more than 90 days for all security types. Any such write-offs are recognized as a reduction of interest income. AIR for debt securities is included within other assets in the Consolidated Balance Sheets.
Equity Investments
Equity investments are classified in other assets. Banks organized under state law may apply to be members of the Federal Reserve System. Each member bank is required to own stock in its regional Federal Reserve Bank. Given this requirement, FRB stock may not be sold, traded, or pledged as collateral for loans. Membership in the Federal Home Loan Bank network requires ownership of capital stock. Member banks are entitled to borrow funds from the FHLB and are required to pledge mortgage loans as collateral. Investments in the FHLB are non-

120	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
transferable and, generally, membership is maintained primarily to provide a source of liquidity as needed. FRB and FHLB stock are recorded at cost and are subject to impairment reviews. FHN's subsidiary, First Horizon Bank, was a state member bank throughout 2024.
Other equity investments primarily consist of mutual funds, which are marked to fair value through earnings, and equity investments without a readily determinable fair value, which are recorded at cost minus impairment, with adjustments through earnings for observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
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
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase
FHN purchases short-term securities under agreements to resell, which are accounted for as collateralized financings except where FHN does not have an agreement to sell the same or substantially the same securities before maturity at a fixed or determinable price. All of FHN’s securities purchased under agreements to resell are recognized as collateralized financings. Securities delivered under these transactions are delivered to either the dealer custody account at the FRB or to the applicable counterparty. Securities sold under agreements to repurchase are offered to cash management clients as an automated, collateralized investment account. Securities sold under agreements to repurchase are also used by the consumer or commercial bank to obtain favorable borrowing rates on its purchased funds. All of FHN's securities sold under agreements to repurchase are secured borrowings.
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
Securities purchased under agreements to resell and securities borrowing arrangements are evaluated for credit risk each reporting period. As presented in Note 22 - Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, these agreements are collateralized by the related securities and collateral maintenance provisions with counterparties, including replenishment and adjustment on a transaction-specific basis. This collateral includes both the securities collateral for each transaction as well as offsetting securities sold under agreements to repurchase with the same counterparty. Given the history of no credit losses and collateralized nature of these transactions, no credit loss has been recognized.
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
•Fair Value Option Election. These loans consist of originated fixed-rate single-family residential mortgage loans that are committed to be sold in the secondary market. Gains and losses on these mortgage loans are included in mortgage banking income.
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

121	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
•Current second-lien residential real estate loans that are junior to first liens are placed on nonaccrual status if in bankruptcy.
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
For consumer loans, the timing of a full or partial charge-off generally depends on the loan type and delinquency status. Generally, for the consumer real estate segment, a loan will be either partially or fully charged off when it becomes 180 days past due. At this time, if the collateral value does not support foreclosure, balances are fully charged off and other avenues of recovery are pursued. If the collateral value supports foreclosure, the loan is charged down to net realizable value (collateral value less estimated costs to sell) and is placed on nonaccrual status. For residential real estate loans discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the fair value of the collateral position is assessed at the time FHN is made aware of the discharge and the loan is charged down to the net realizable value (collateral value less estimated costs to sell). Within the credit card and other portfolio segment, credit cards are normally charged off upon reaching 120 days past due. Other non-real estate consumer loans are charged off or partially charged off upon reaching 120 days past due.
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
Purchased Credit-Deteriorated Loans
At the time of acquisition, FHN evaluates all acquired loans to determine if they have experienced a more-than-insignificant deterioration in credit quality since origination. PCD loans can be identified on either an 1) individual or a 2) pooled basis when the loans share similar risk characteristics. FHN evaluates various absolute factors to assist in the identification of PCD loans, including criteria such as existing PCD status, risk rating of special mention or lower, nonaccrual or impaired status, identification of prior loan modifications, and delinquency status. FHN also utilizes relative factors to identify PCD loans, such as commercial loan grade migration, expansion of borrower credit spreads, declines in external

122	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
risk ratings and changes in consumer loan characteristics (e.g., FICO decline or LTV increase). In addition, factors reflective of broad economic considerations are also considered in identifying PCD loans. These include industry, collateral type, and the geographic location of the borrower’s operations. Internal factors for the origination of new loans that are similar to the acquired loans are also evaluated to assess loans for PCD status, including increases in required yields, the necessity of borrowers providing additional collateral and/or guarantees, and changes in acceptable loan duration. Other indicators may also be used to evaluate loans for PCD status depending on borrower-specific communications and actions, such as public statements, initiation of loan modification discussions, and obtaining emergency funding from alternate sources.
Upon acquisition, the expected credit losses are allocated to the purchase price of individual PCD loans to determine each individual asset's amortized cost basis, typically resulting in a reduction of the discount that is accreted prospectively to interest income. At the acquisition date and prospectively, only the unpaid principal balance is incorporated within the estimation of expected credit losses for PCD loans. Otherwise, the process for estimation of expected credit losses is consistent with that discussed below. As discussed below, FHN applies undiscounted cash flow methodologies for the estimation of expected credit losses, which results in the calculated amount of credit losses at acquisition that is added to the amortized cost basis of the related PCD loans to exceed the discounted value of estimated credit losses included in the loan valuation.
For PCD loans where all or a portion of the loan balance has been previously written off, or would be subject to write-off under FHN’s charge-off policy, the initial ALLL included as part of the grossed-up loan balance at acquisition was immediately written off, resulting in a zero period-end allowance balance and no impact on the ALLL rollforward.
Allowance for Credit Losses
The nature of the process by which FHN determines the appropriate ACL requires the exercise of considerable judgment. The ACL is determined in accordance with ASC 326-20, "Financial Instruments—Credit Losses," which was adopted on January 1, 2020. See Note 4 - Allowance for Credit Losses for a discussion of FHN’s ACL methodology and a description of the models utilized in the estimation process for the commercial and consumer loan portfolios.
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
Management's estimate of expected credit losses in the loan and lease portfolio is recorded in the ALLL and the reserve for unfunded lending commitments, together referred to as the ACL. The ACL is maintained at a level that management determines is appropriate to absorb current expected credit losses in the loan and lease portfolio and unfunded lending commitments.
Management uses analytical models to estimate expected credit losses in the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The models are carefully reviewed to identify trends that may not be captured in the modeled loss estimates. Management uses qualitative adjustments for those items not reflected in the modeled loss information such as recent changes from the macroeconomic forecasts utilized in model calculations, results of additional stressed modeling scenarios, observed and/or expected changes affecting borrowers in specific industries or geographic areas, exposure to large lending relationships, and expected recoveries of prior charge-offs. Qualitative adjustments are also used to accommodate for the imprecision of certain assumptions and uncertainties inherent in the model calculations as well as to align certain differences in models used by acquired loan portfolios to the methodologies described herein. Loans accounted for at elected fair value are excluded from CECL measurements.
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
5.Charge-offs
Premiums, discounts, and net deferred origination costs/fees affect the calculated amount of expected credit losses, but they are not considered when determining the amount of expected credit losses that are recorded.
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

123	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
are included in existing loan documentation and are not unconditionally cancellable by the lender. However, prior to January 1, 2023, losses were estimated over the estimated remaining life of reasonably expected TDRs which could extend beyond the current remaining contractual term.
Management has developed multiple current expected credit losses models which segment the loan and lease portfolio by borrower type and loan or lease type to estimate expected lifetime expected credit losses for loans and leases that share similar risk characteristics. Estimates of expected credit losses incorporate consideration of available information that is relevant to assessing the collectability of future cash flows. This includes internal and external information relating to past events, current conditions, and reasonable and supportable forecasts of future conditions. FHN utilizes internal and external historical loss information, as applicable, for all available historical periods as the initial point for estimating expected credit losses. Given the duration of historical information available, FHN considers its internal loss history to fully incorporate the effects of prior credit cycles dating back to the Great Recession. The historical loss information may be adjusted in situations where current loan characteristics (e.g., underwriting criteria) differ from those in existence at the time the historical losses occurred. Historical loss information is also adjusted for differences in economic conditions, macroeconomic forecasts and other factors management considers relevant over a period extending beyond the measurement date which is considered reasonable and supportable.
FHN generally measures expected credit losses using undiscounted cash flow methodologies. Credit enhancements (e.g., guarantors) that are not freestanding are considered in the estimation of uncollectible cash flows. Estimation of expected credit losses for loan agreements involving collateral maintenance provisions includes consideration of the value of the collateral and replenishment requirements, with the maximum loss limited to the difference between the amortized cost of the loan and the fair value of the collateral. Expected credit losses for loans for which foreclosure is probable are measured at the fair value of collateral, less estimated costs to sell when disposition through sale is anticipated. Additionally, for borrowers experiencing financial difficulty, certain loans are valued at the fair value of collateral when repayment is expected to be provided substantially through the operation of the collateral. The fair value of the collateral is reduced for estimated costs to sell when repayment is expected through sale of the collateral. Prior to January 1, 2023, expected credit losses for TDRs were measured in accordance with ASC 310-40, which generally required a discounted cash flow methodology, whereby the loans were measured based on the present value of expected future payments discounted at the loan’s original effective interest rate. Subsequent to December 31, 2022, in accordance with the provisions of ASU 2022-02, FHN has ceased recognition of TDRs and no longer performs discounted cash flow calculations for these loans to estimate expected credit losses. FHN now monitors and discloses information associated with modifications to borrowers experiencing financial difficulty. For both commercial and consumer portfolio segments, an adjustment to the ACL is generally not recorded at the time of modification because FHN includes these modified loans in its quantitative loss estimation processes. In the event of principal forgiveness, which primarily occurs for commercial loan workouts and consumer loans experiencing bankruptcy, FHN records the reduction in expected collectible principal balance as a charge-off against the ALLL.
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

124	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
expense. Gains and losses on dispositions are reflected in noninterest income and expense, respectively.
Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets and are recorded as noninterest expense. Leasehold improvements are amortized over the lesser of the lease periods or the estimated useful lives using the straight-line method. Useful lives utilized in determining depreciation for furniture, fixtures, and equipment and for buildings are three years to fifteen years and seven years to forty-five years, respectively.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over net assets of acquired businesses less identifiable intangible assets. On an annual basis, or more frequently if necessary, FHN assesses goodwill for impairment. Other intangible assets primarily represent client lists and relationships, acquired contracts, covenants not to compete and premiums on purchased deposits, which are amortized over their estimated useful lives. Intangible assets related to acquired deposit bases are primarily amortized over 10 years using an accelerated method. Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. Other intangibles also include smaller amounts of non-amortizing intangibles for state banking licenses.
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
Derivative Financial Instruments
FHN accounts for derivative financial instruments in accordance with ASC 815, which requires recognition of all derivative instruments on the balance sheet as either an asset or liability measured at fair value through adjustments to either accumulated other comprehensive income within shareholders’ equity or current earnings. Fair value is defined as the price that would be received to sell a derivative asset or paid to transfer a derivative liability in an orderly transaction between market participants on the transaction date. Fair value is determined using available market information and appropriate valuation methodologies. FHN has elected to present its derivative assets and liabilities gross on the Consolidated Balance Sheets. Amounts of collateral posted or received have not been netted with the related derivatives unless the collateral amounts are considered legal settlements of the related derivative positions. See Note 21 - Derivatives for discussion on netting of derivatives.
FHN prepares written hedge documentation identifying the risk management objective and designating the derivative instrument as a fair value hedge or cash flow hedge, as applicable, or as a free-standing derivative instrument entered into as an economic hedge or to meet clients’ needs. All transactions designated as ASC 815 hedges must be assessed at inception and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair value or cash flows of the hedged item. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument are recorded in accumulated other

125	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Lease assumptions and classification are reassessed upon the occurrence of events that result in changes to the estimated lease term or consideration. Modifications to lease contracts are evaluated to determine 1) if a right to use an additional asset has been obtained, 2) if only the lease term and/or consideration have been revised, or 3) if a full or partial termination has occurred. If an additional right-of-use asset has been obtained, the modification is treated as a separate contract and its classification is evaluated as a new lease arrangement. If only the lease term or consideration are changed, the lease liability is revalued with an offset to the lease asset and the lease classification is re-assessed. If a modification results in a full or partial termination of the lease, the lease liability is revalued through earnings along with a proportionate reduction in the value of the related lease asset and subsequent expense recognition is similar to a new lease arrangement.
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
Lease assets are recognized in other assets and lease liabilities are recognized in other liabilities in the Consolidated Balance Sheets. Since substantially all of its leasing arrangements relate to real estate, FHN records lease expense, and any related sublease income, within net occupancy expense in the Consolidated Statements of Income.
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

126	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Tax Credit Investments
Commencing in 2024 with the adoption of ASU 2023-02 (see discussion below), FHN has elected to apply the proportional amortization method ("PAM") to all qualifying equity investments generating low income housing tax credits, new markets tax credits and historic tax credits. Under the PAM, the initial cost of a qualifying equity investment is amortized in proportion to the tax credits and other tax benefits received and recognizes the net investment performance as a component of income tax expense. Prior to 2024, FHN’s election to apply the PAM was limited by then-existing GAAP to qualifying equity investments generating low income housing tax credits. Prior to 2024, low income housing tax credit equity investments that did not qualify for the PAM, along with new markets tax credit equity investments and historic tax credit equity investments, were accounted for using the equity method.
FHN has elected to utilize the deferral method for investments that generate investment tax credits. This includes both renewable energy tax credit investments and historic tax credit equity investments that do not qualify for the proportional amortization method. Under this approach, the investment tax credits are recorded as an offset to the related investment on the balance sheet. Credit amounts are recognized in earnings over the life of the investment within the same income or expense accounts as used for the investment.
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
FHN records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which 1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and 2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority is recognized. FHN's ASC 740 policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability line in the Consolidated Balance Sheets.
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

127	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
dilutive shares in periods in which a net loss available to common shareholders exists.
Equity Compensation
FHN accounts for its employee stock-based compensation plans using the grant date fair value of an award to determine the expense to be recognized over the life of the award. Stock options are valued using an option-pricing model, such as Black-Scholes. Restricted and performance shares and share units are valued at the stock price on the grant date. For awards with service vesting criteria, expense is recognized using the straight-line method over the requisite service period (generally the vesting period). Forfeitures are recognized when they occur. For awards vesting based on a performance measure, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period. If a performance period extends beyond the required service term, total expense is adjusted for changes in estimated achievement through the end of the performance period. Some performance awards include a total shareholder return modifier (“TSR Modifier”) that operates after determination of the performance criteria, affecting only the quantity of awards issued if the minimum performance threshold is attained. The effect of the TSR Modifier is considered in the grant date fair value of the related performance awards. The fair value of equity awards with cash payout requirements, as well as awards for which fair value cannot be estimated at grant date, is remeasured each reporting period through vesting date. Performance awards with pre-grant date achievement criteria are expensed over the period from the start of the performance period through the end of the service vesting term. Awards are amortized using the nonsubstantive vesting methodology, which requires that expense associated with awards having only service vesting criteria that continue vesting after retirement be recognized over a period ending no later than an associate’s retirement eligibility date.
Cash settled awards with payouts partially or fully based on changes in share price are accounted for as liability awards and are remeasured based on changes in their fair value until the end of the performance period. Compensation cost for each reporting period is based on the change in the fair value of the award within each reporting period adjusted for the portion of required service that occurred during the reporting period.
Repurchase and Foreclosure Provision
The repurchase and foreclosure provision is the charge to earnings necessary to maintain the liability at a level that reflects management’s best estimate of losses associated with the repurchase of loans previously transferred in whole loans sales or securitizations or make-whole requests as of the balance sheet date. See Note 16 -
Contingencies and Other Disclosures for discussion related to FHN’s obligations to repurchase such loans.
Legal Costs
Generally, legal costs are expensed as incurred. Costs related to equity issuances are netted against capital surplus. Costs related to debt issuances are included in debt issuance costs that are recorded within term borrowings. Costs related to equity issuances are recorded as a reduction of the proceeds from the related issuance.
Contingency Accruals
Contingent liabilities arise in the ordinary course of business, including those related to lawsuits, arbitration, mediation, and other forms of litigation. FHN establishes loss contingency liabilities for matters when loss is both probable and reasonably estimable in accordance with ASC 450-20-50, “Contingencies – Accruals for Loss Contingencies.” If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance generally requires a liability to be established at the low end of the range. Expected recoveries from insurance and indemnification arrangements are recognized if they are considered equally as probable and reasonably estimable as the related loss contingency up to the recognized amount of the estimated loss. Gain contingencies and expected recoveries from insurance and indemnification arrangements in excess of the associated recorded estimated losses are generally recognized when received. Recognized recoveries are recorded as offsets to the related expense in the Consolidated Statements of Income. The favorable resolution of a gain contingency generally results in the recognition of other income in the Consolidated Statements of Income. Contingencies assumed in business combinations are evaluated through the end of the one-year post-closing measurement period. If the acquisition-date fair value of the contingency can be determined during the measurement period, recognition occurs as part of the acquisition-date fair value of the acquired business. If the acquisition-date fair value of the contingency cannot be determined, but loss is considered probable as of the acquisition date and can be reasonably estimated within the measurement period, then the estimated amount is recorded within acquisition accounting. If the requirements for inclusion of the contingency as part of the acquisition are not met, subsequent recognition of the contingency is included in earnings.
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

128	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
The excess of purchase price over the valuation of specifically identified assets and liabilities is recorded as goodwill. In certain circumstances the net values of assets and liabilities acquired may exceed the purchase price, which is recognized within noninterest income as a purchase accounting gain.
Summary of Accounting Changes
ASU 2020-04, 2021-01, and 2022-06
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
In January 2021, the FASB issued ASU 2021-01, "Scope" to expand the scope of ASU 2020-04 to apply to certain contract modifications that were implemented in October 2020 by derivative clearinghouses for the use of the Secured Overnight Funding Rate ("SOFR") in discounting, margining and price alignment for centrally cleared derivatives, including derivatives utilized in hedging relationships. ASU 2021-01 also applies to derivative contracts affected by the change in discounting convention regardless of whether they are centrally cleared (i.e., bilateral contracts can also be modified) and regardless of whether they reference LIBOR. ASU 2021-01 was effective immediately upon issuance with retroactive application permitted. FHN elected to retroactively apply the provisions of ASU 2021-01 because FHN's centrally cleared derivatives were affected by the change in discounting convention and because FHN has other bilateral derivative contracts that may be modified to conform to the use of SOFR for discounting. Adoption did

129	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
not have a significant effect on FHN's reported financial condition or results of operations.
All applicable asset, liability and equity instruments had transitioned from LIBOR by the end of 2024.
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
ASU 2023-02 was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-02 is applied on either a modified retrospective (cumulative catch up) or a retrospective (restatement of prior years) basis. FHN has assessed the applicability of ASU 2023-02 to its tax credit program equity investments, determined that its New Markets Tax Credit and Historic Tax Credit programs qualified, and made the proportional method election for them. The use of the proportional amortization method continued for FHN's Low Income Housing Tax Credits program. Upon adoption of ASU 2023-02, FHN recognized a cumulative effect adjustment that increased retained earnings by $8 million, net of tax, on January 1, 2024.
The adoption of ASU 2023-02 resulted in a revision to FHN’s accounting policy for equity investments in tax credit programs. After adoption, FHN’s election to utilize the deferral method for investments that generate Investment Tax Credits is made subsequent to the determination of whether a tax credit program will apply the proportional amortization method.
ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures" that requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker ("CODM") and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
ASU 2023-07 was effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. FHN adopted ASU 2023-07 as of December 31, 2024 and its requirements have been applied retrospectively to all periods presented in Note 19 — Business Segment Information.
Accounting Changes Issued But Not Currently Effective
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
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" that requires tabular disclosure, on an annual and interim basis, of additional disaggregated information about prescribed expense categories if they are present in any expense caption on the face of the income statement within continuing operations. The prescribed categories

130	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
applicable to FHN are employee compensation, depreciation, and intangible asset amortization. Other required expense disclosures must be included in the tabular disclosure when they are included in the same income statement caption as a prescribed expense category. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, annually, an entity’s definition of selling expenses.
ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The guidance is required to be applied prospectively. Early adoption and retrospective application are permitted. FHN is currently assessing the effects of adopting ASU 2024-03 on its financial statement disclosures.
SEC Final Rule
In March 2024, the SEC adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Climate Disclosures Rules”) to require registrants to disclose certain climate-
related information in registration statements and annual reports. Information required for inclusion within the footnotes to the financial statements for severe weather events and other natural conditions includes 1) income statement effects before insurance recoveries above 1% of pre-tax income/loss, 2) balance sheet effects above 1% of shareholders’ equity, and 3) certain carbon offsets and renewable energy credits. Qualitative discussion is also required for material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans.
In April 2024, the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. Therefore, the actual timing of the implementation of the Climate Disclosure Rules, if sustained through the judicial process and not withdrawn by the SEC, is uncertain. FHN is assessing the potential effects of the Climate Disclosure Rules on its financial statements.

131	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following table summarizes FHN’s investment securities as of December 31, 2024 and 2023.
Table 8.2.1

INVESTMENT SECURITIES AT DECEMBER 31, 2024
	December 31, 2024
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,223	$1	$(522)	$3,702
Government agency issued CMO	3,079	—	(312)	2,767
Other U.S. government agencies	1,234	—	(161)	1,073
States and municipalities	394	—	(40)	354
Total securities available for sale (a)	$8,930	$1	$(1,035)	$7,896

Securities held to maturity:
Government agency issued MBS	$804	$—	$(109)	$695
Government agency issued CMO	466	—	(78)	388
Total securities held to maturity	$1,270	$—	$(187)	$1,083

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

132	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of December 31, 2024 is provided below.
Table 8.2.2
DEBT SECURITIES PORTFOLIO MATURITIES

	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$24	$24
After 1 year through 5 years	—	—	76	71
After 5 years through 10 years	—	—	270	241
After 10 years	—	—	1,258	1,091
Subtotal	—	—	1,628	1,427
Government agency issued MBS and CMO (a)	1,270	1,083	7,302	6,469
Total	$1,270	$1,083	$8,930	$7,896

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the fourth quarter of 2024, as part of an opportunistic restructuring of a portion of the securities portfolio, FHN sold $1.2 billion of AFS securities, which resulted in realized losses of $91 million for the year ended December 31, 2024. There were no sales of AFS securities for the years ended December 31, 2023 and 2022.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of December 31, 2024 and 2023.
Table 8.2.3
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$663	$(9)	$2,992	$(513)	$3,655	$(522)
Government agency issued CMO	675	(2)	1,744	(310)	2,419	(312)
Other U.S. government agencies	210	(6)	863	(155)	1,073	(161)
States and municipalities	66	(1)	256	(39)	322	(40)
Total	$1,614	$(18)	$5,855	$(1,017)	$7,469	$(1,035)

	As of December 31, 2023
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$140	$(2)	$4,231	$(577)	$4,371	$(579)
Government agency issued CMO	32	—	2,098	(341)	2,130	(341)
Other U.S. government agencies	114	(2)	905	(149)	1,019	(151)
States and municipalities	14	—	465	(41)	479	(41)
Total	$300	$(4)	$7,699	$(1,108)	$7,999	$(1,112)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $29 million and $32 million as of December 31, 2024 and 2023. Consistent with FHN's review of the related securities, there were no credit-

133	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM securities during the years ended December 31, 2024, 2023, or 2022.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both December 31, 2024 and 2023. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of December 31, 2024 and 2023. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $96 million and $89 million as of December 31, 2024 and 2023, respectively. The year-to-date 2024 gross amounts of upward and downward valuation adjustments were not significant. The year-to-date 2023 gross amounts of upward and downward valuation adjustments included a $6 million loss.
Unrealized gains of $11 million were recognized during 2024 and 2023 and unrealized losses of $11 million were recognized during 2022 for equity investments with readily determinable fair values.

134	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of December 31, 2024 and 2023, excluding accrued interest of $271 million and $287 million, respectively, which is included in other assets in the Consolidated Balance Sheets.
Table 8.3.1
LOANS AND LEASES BY PORTFOLIO SEGMENT

	December 31,
(Dollars in millions)	2024	2023
Commercial:
Commercial and industrial (a) (b)	$29,957	$30,609
Loans to mortgage companies	3,471	2,024
Total commercial, financial, and industrial	33,428	32,633
Commercial real estate	14,421	14,216
Consumer:
HELOC	2,092	2,219
Real estate installment loans	11,955	11,431
Total consumer real estate	14,047	13,650
Credit card and other (c)	669	793
Loans and leases	$62,565	$61,292
Allowance for loan and lease losses	(815)	(773)
Net loans and leases	$61,750	$60,519

(a)Includes equipment financing leases of $1.4 billion and $1.2 billion as of December 31, 2024 and 2023, respectively.
(b)Includes PPP loans fully guaranteed by the SBA of $12 million and $29 million as of December 31, 2024 and 2023, respectively.
(c)Includes $174 million and $180 million of commercial credit card balances as of December 31, 2024 and 2023, respectively.

Restrictions
Loans and leases with carrying values of $45.8 billion and $46.1 billion were pledged as collateral for borrowings as of December 31, 2024 and 2023, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of December 31, 2024, FHN had loans to mortgage companies of $3.5 billion and loans to finance and insurance companies of $3.7 billion. As a result, 21% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

135	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of December 31, 2024 and 2023.
Table 8.3.2
C&I PORTFOLIO

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$5,590	$2,607	$3,649	$2,336	$1,055	$3,853	$3,471	$8,784	$248	$31,593
Special Mention (PD grade 13)	106	27	78	47	33	57	—	279	2	629
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	84	184	113	179	33	169	—	383	61	1,206
Total C&I loans	$5,780	$2,818	$3,840	$2,562	$1,121	$4,079	$3,471	$9,446	$311	$33,428

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12) (b)	$4,008	$5,637	$3,506	$1,636	$1,665	$3,448	$2,019	$9,087	$327	$31,333
Special Mention (PD grade 13)	75	60	64	56	101	57	—	186	—	599
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	41	135	94	51	39	100	5	187	49	701
Total C&I loans	$4,124	$5,832	$3,664	$1,743	$1,805	$3,605	$2,024	$9,460	$376	$32,633

(a)LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities of less than one year.
(b)    Balance includes PPP loans.
Table 8.3.3
CRE PORTFOLIO

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$694	$1,296	$3,282	$2,778	$894	$3,281	$340	$47	$12,612
Special Mention (PD grade 13)	—	42	280	198	37	130	—	1	688
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	3	31	251	278	116	436	6	—	1,121
Total CRE loans	$697	$1,369	$3,813	$3,254	$1,047	$3,847	$346	$48	$14,421

136	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$853	$3,473	$3,518	$1,162	$1,216	$2,853	$393	$18	$13,486
Special Mention (PD grade 13)	5	1	129	86	175	82	—	—	478
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	2	5	11	175	59	—	—	252
Total CRE loans	$858	$3,476	$3,652	$1,259	$1,566	$2,994	$393	$18	$14,216

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

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of December 31, 2024 and 2023. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.
Table 8.3.4
CONSUMER REAL ESTATE PORTFOLIO

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,045	$1,493	$2,009	$1,592	$675	$1,554	$1,430	$56	$9,854
FICO score 720-739	149	197	270	213	99	271	175	17	1,391
FICO score 700-719	98	140	217	175	72	242	150	18	1,112
FICO score 660-699	133	160	183	100	75	294	146	25	1,116
FICO score 620-659	11	10	17	21	20	122	30	9	240
FICO score less than 620	18	22	19	18	18	203	25	11	334
Total consumer real estate loans	$1,454	$2,022	$2,715	$2,119	$959	$2,686	$1,956	$136	$14,047

137	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,572	$2,099	$1,720	$730	$465	$1,332	$1,522	$50	$9,490
FICO score 720-739	205	286	227	107	88	230	192	15	1,350
FICO score 700-719	154	232	193	81	52	224	159	17	1,112
FICO score 660-699	170	198	113	83	53	290	168	18	1,093
FICO score 620-659	11	20	23	22	36	106	36	7	261
FICO score less than 620	18	19	15	20	12	225	24	11	344
Total consumer real estate loans	$2,130	$2,854	$2,291	$1,043	$706	$2,407	$2,101	$118	$13,650

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of December 31, 2024 and 2023.
Table 8.3.5
CREDIT CARD & OTHER PORTFOLIO

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$21	$22	$10	$4	$2	$19	$197	$8	$283
FICO score 720-739	7	3	1	1	—	3	20	2	37
FICO score 700-719	1	2	2	—	—	2	14	—	21
FICO score 660-699	1	2	1	—	—	3	15	4	26
FICO score 620-659	2	1	—	—	—	1	9	—	13
FICO score less than 620	8	8	5	4	4	78	181	1	289
Total credit card and other loans	$40	$38	$19	$9	$6	$106	$436	$15	$669

	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$52	$26	$10	$5	$3	$27	$207	$5	$335
FICO score 720-739	5	3	1	1	1	5	24	1	41
FICO score 700-719	5	4	1	1	1	4	25	1	42
FICO score 660-699	4	3	1	1	1	8	23	—	41
FICO score 620-659	2	1	1	—	—	3	7	—	14
FICO score less than 620	12	9	6	8	13	103	168	1	320
Total credit card and other loans	$80	$46	$20	$16	$19	$150	$454	$8	$793

138	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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

The following table reflects accruing and non-accruing loans and leases by class on December 31, 2024 and 2023.
Table 8.3.6
ACCRUING & NON-ACCRUING LOANS & LEASES

	December 31, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,751	$32	$1	$29,784	$101	$26	$46	$173	$29,957
Loans to mortgage companies	3,471	—	—	3,471	—	—	—	—	3,471
Total commercial, financial, and industrial	33,222	32	1	33,255	101	26	46	173	33,428
Commercial real estate:
CRE (b)	14,124	3	—	14,127	221	10	63	294	14,421
Consumer real estate:
HELOC (c)	2,045	11	2	2,058	19	4	11	34	2,092
Real estate installment loans (d)	11,800	39	17	11,856	31	10	58	99	11,955
Total consumer real estate	13,845	50	19	13,914	50	14	69	133	14,047
Credit card and other:
Credit card	262	2	1	265	—	—	—	—	265
Other	400	2	—	402	—	1	1	2	404
Total credit card and other	662	4	1	667	—	1	1	2	669
Total loans and leases	$61,853	$89	$21	$61,963	$372	$51	$179	$602	$62,565

	December 31, 2023
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,398	$31	$1	$30,430	$108	$18	$53	$179	$30,609
Loans to mortgage companies	2,018	1	—	2,019	5	—	—	5	2,024
Total commercial, financial, and industrial	32,416	32	1	32,449	113	18	53	184	32,633
Commercial real estate:
CRE (b)	14,072	8	—	14,080	41	—	95	136	14,216
Consumer real estate:
HELOC (c)	2,158	11	4	2,173	30	6	10	46	2,219
Real estate installment loans (d)	11,295	29	13	11,337	43	6	45	94	11,431
Total consumer real estate	13,453	40	17	13,510	73	12	55	140	13,650
Credit card and other:
Credit card	271	3	3	277	—	—	—	—	277
Other	512	2	—	514	1	—	1	2	516
Total credit card and other	783	5	3	791	1	—	1	2	793
Total loans and leases	$60,724	$85	$21	$60,830	$228	$30	$204	$462	$61,292

(a)    $172 million and $178 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2024 and 2023, respectively.
(b)    $287 million and $129 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2024 and 2023, respectively.

139	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
(c)    $3 million and $4 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2024 and 2023, respectively.
(d)    $9 million and $10 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2024 and 2023, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of December 31, 2024 and 2023, FHN had commercial loans with amortized cost of approximately $352 million and $250 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $109 million and $243 million, respectively, as of December 31, 2024. The collateral for these loans generally consists of business assets including land, buildings, equipment and financial assets. During the years ended December 31, 2024 and 2023, FHN recognized total charge-offs of approximately $75 million and $144 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $6 million and $36 million, respectively, as of December 31, 2024, and $6 million and $27 million, respectively, as of December 31, 2023. Charge-offs were $2 million and $1 million for collateral-dependent consumer loans during the years ended December 31, 2024 and 2023, respectively.
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
Modifications to Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of December 31, 2024.

140	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
Table 8.3.7
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Interest Rate Reduction
	December 31, 2024			December 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Reduced weighted-average contractual interest rate from 10.70% to 6.75%	$2	—%	Reduced weighted-average contractual interest rate from 8.60% to 5.00%
Credit card and other (a)	—	—	Reduced weighted-average contractual interest rate from 4.63% to 3.98%	—	—	Reduced weighted-average contractual interest rate from 11.20% to 0.00%
Total	$—	—%		$2	—%

	Term Extension
	December 31, 2024			December 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$132	0.4%	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	$90	0.3%	Added a weighted-average 1 year to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	180	1.2	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	40	0.3	Added a weighted-average 0.8 year to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer real estate (a)	—	—	Added a weighted-average 24.4 years to the life of loans, which reduced monthly payment amounts for the borrowers	2	—	Added a weighted-average 12 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$312	0.5%		$132	0.2%

	Principal Forgiveness
	December 31, 2024			December 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Less than $1 million of the principal of consumer loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end	$2	—%	$1.3 million of the principal of consumer loans was legally discharged in bankruptcy during the period and the borrowers have not re-affirmed the debt as of period end
Total	$—	—%		$2	—%

	Payment Deferrals
	December 31, 2024			December 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate	$—	—%	N/A	$3	—%	Payment deferral for 11 months, with a balloon payment at the end of the term
Total	$—	—%		$3	—%
(a) Balance less than $1 million

141	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	Combination - Term Extension and Interest Rate Reduction
	December 31, 2024			December 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I (a)	$8	—%	Added a weighted-average 1 year to the life of loans and reduced weighted-average contractual interest rate from 8.00% to 7.50%	$—	—%	Added a weighted-average 1.2 years to the life of loans and reduced weighted-average contractual interest rate from 13.00% to 11.50%
CRE	61	0.4	Added a weighted-average 2 years to the life of loans and reduced weighted-average contractual interest rate from 7.01% to 6.66%	—	—	N/A
Consumer real estate	3	—	Added a weighted-average 11 years to the life of loans and reduced weighted-average contractual interest rate from 8.72% to 4.09%	6	—	Added a weighted-average 14.3 years to the life of loans and reduced weighted-average contractual interest rate from 5.00% to 4.70%
Total	$72	0.1%		$6	—%

	Combination - Term Extension, Interest Rate Reduction, and Interest Forgiveness
	December 31, 2024			December 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$—	—%	N/A	$2	—%	Added a weighted-average 3.7 years to the life of loans, reduced weighted-average contractual interest rate from 11.25% to 7.50% and provided less than $1 million in interest forgiveness
Total	$—	—%		$2	—%

	Combination - Term Extension, Interest Rate Reduction, and Interest Deferrals
	December 31, 2024			December 31, 2023
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
CRE	$—	—%	N/A	$15	0.1%	Added a weighted-average 1 year to the life of loans, reduced weighted-average contractual interest rate from 8.65% to 8.00% and provided less than $1 million in deferred interest
Total	$—	—%		$15	—%
(a) Balance less than $1 million
Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $19 million and $28 million as of December 31, 2024 and 2023, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

142	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
The following table depicts the performance of loans that have been modified in the last 12 months.
Table 8.3.8

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	December 31, 2024

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$116	$—	$—	$24
CRE	195	—	—	45
Consumer real estate	2	—	—	2
Credit card and other	—	—	—	—
Total	$313	$—	$—	$71

143	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
The expected loan losses are the product of multiplying FHN’s estimates of probability of default ("PD"), loss given default ("LGD"), and individual loan level exposure at default ("EAD"), including amortization and prepayment assumptions, on an undiscounted basis. FHN uses models or assumptions to develop the expected loss forecasts, which incorporate multiple macroeconomic forecasts over a reasonable and supportable forecast period of at most four years. After the reasonable and supportable forecast period, the Company reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, generally incorporating loan grades for commercial loans. As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN uses qualitative adjustments where current loan characteristics or current or forecasted economic conditions differ from historical periods.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the years ended December 31, 2024, 2023, and 2022 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The increase in the ACL balance as of December 31, 2024 as compared to December 31, 2023 largely reflects negative grade migration in the commercial portfolio. In developing credit loss estimates for its loan and lease portfolios, FHN utilized a baseline and a downside forecast scenario from Moody’s for its macroeconomic inputs. As of December 31, 2024, among other things, FHN's scenario selection process factored in the outlook for production, inflation, interest rates, employment, real estate prices, and international conflict. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. A smaller weight was placed on the FHN-selected downside scenario.
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

The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for December 31, 2024, 2023 and 2022.

144	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Table 8.4.1
ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS

(Dollars in millions)	Commercial, Financial, and Industrial (a)	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(77)	(56)	(3)	(21)	(157)
Recoveries	30	1	9	5	45
Provision for loan and lease losses	53	110	(18)	9	154
Balance as of December 31, 2024	345	227	221	22	815

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	49	22	12	—	83
Provision for unfunded lending commitments	8	(11)	(1)	—	(4)
Balance as of December 31, 2024	57	11	11	—	79

Allowance for credit losses as of December 31, 2024	$402	$238	$232	$22	$894

Allowance for loan and lease losses:
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02 (b)	1	—	(7)	—	(6)
Charge-offs (c)	(156)	(17)	(4)	(22)	(199)
Recoveries	14	2	9	4	29
Provision for loan and lease losses	172	41	35	16	264
Balance as of December 31, 2023	339	172	233	29	773

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	55	22	10	—	87
Provision for unfunded lending commitments	(6)	—	2	—	(4)
Balance as of December 31, 2023	49	22	12	—	83

Allowance for credit losses as of December 31, 2023	$388	$194	$245	$29	$856

Allowance for loan and lease losses
Balance as of January 1, 2022	$334	$154	$163	$19	$670
Charge-offs	(62)	(1)	(5)	(25)	(93)
Recoveries	9	1	19	5	34
Provision for loan and lease losses	27	(8)	23	32	74
Balance as of December 31, 2022	308	146	200	31	685

Reserve for remaining unfunded commitments:
Balance as of January 1, 2022	46	12	8	—	66
Provision for unfunded lending commitments	9	10	2	—	21
Balance as of December 31, 2022	55	22	10	—	87

Allowance for credit losses as of December 31, 2022	$363	$168	$210	$31	$772

(a)    C&I loans as of December 31, 2024, 2023, and 2022 include $12 million, $29 million, and $76 million in PPP loans, respectively, which due to the government guarantee and forgiveness provisions are considered to have no credit risk and therefore have no allowance for loan and lease losses.
(b)    See Note 1 for additional information.
(c)    Charge-offs in the C&I portfolio in 2023 include $72 million from a single credit from a company in bankruptcy.

145	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following table represents gross charge-offs by year of origination for the years ended December 31, 2024 and 2023.
Table 8.4.2

GROSS CHARGE-OFFS
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$1	$16	$15	$23	$3	$15	$4	$77
CRE	—	—	5	—	17	34	—	56
Consumer real estate	—	1	—	—	—	2	—	3
Credit card and other	8	1	1	—	—	2	9	21
Total	$9	$18	$21	$23	$20	$53	$13	$157

(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I	$1	$17	$82	$5	$10	$34	$7	$156
CRE	—	—	—	—	2	15	—	17
Consumer real estate	—	1	—	—	—	3	—	4
Credit card and other	12	1	—	—	—	2	7	22
Total	$13	$19	$82	$5	$12	$54	$14	$199

146	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
Note 5—Premises, Equipment, and Leases
Premises and equipment was comprised of the following at December 31, 2024 and 2023.
Table 8.5.1
PREMISES & EQUIPMENT

(Dollars in millions)	December 31, 2024	December 31, 2023
Land	$163	$163
Buildings	570	554
Leasehold improvements	88	84
Furniture, fixtures, and equipment	304	295
Fixed assets held for sale (a)	1	—
Total premises and equipment	1,126	1,096
Less accumulated depreciation and amortization	(552)	(506)
Premises and equipment, net	$574	$590

(a) Primarily comprised of land and buildings.
Fixed asset and leased asset impairments were immaterial for 2024, 2023, and 2022. Net gains related to the sales of fixed assets were $3 million for 2024, immaterial for 2023, and $1 million for 2022.
First Horizon as Lessee
FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.
The following table provides details of the classification of FHN's right-of-use assets and lease liabilities included in the Consolidated Balance Sheets.

Table 8.5.2
RIGHT-OF-USE ASSETS & LEASE LIABILITIES

(Dollars in millions)		December 31, 2024	December 31, 2023
Lease right-of-use assets:	Classification
Operating lease right-of-use assets	Other assets	$296	$306
Finance lease right-of-use assets	Other assets	2	3
Total lease right-of-use assets		$298	$309

Lease liabilities:
Operating lease liabilities	Other liabilities	$330	$342
Finance lease liabilities	Other liabilities	3	3
Total lease liabilities		$333	$345

The calculated amount of ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to determine the present value of the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of December 31, 2024 and 2023.
Table 8.5.3
REMAINING LEASE TERMS
& DISCOUNT RATES

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Terms
Operating leases	11.68 years	11.79 years
Finance leases	8.60 years	9.15 years
Weighted Average Discount Rate
Operating leases	3.19%	2.84%
Finance leases	2.16%	2.39%

147	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
The following table provides a detail of the components of lease expense and other lease information for the years ended December 31, 2024, 2023, and 2022.
Table 8.5.4
LEASE EXPENSE &
OTHER INFORMATION

(Dollars in millions)	2024	2023	2022
Lease cost
Operating lease cost	$44	$45	$47
Sublease income	(1)	(2)	(2)
Total lease cost	$43	$43	$45

Other information
(Gain) loss on right-of-use asset impairment - operating leases	$—	$1	$1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	43	46	50
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	22	11	31
The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of December 31, 2024.
Table 8.5.5
LEASE LIABILITY MATURITIES

(Dollars in millions)	December 31, 2024
2025	$45
2026	44
2027	43
2028	37
2029	34
2030 and thereafter	199
Total lease payments	402
Less lease liability interest	(69)
Total lease liability	$333

FHN had aggregate undiscounted contractual obligations totaling $4 million for lease arrangements that have not commenced as of December 31, 2024. Payments under these arrangements are expected to occur from 2025 through 2035.
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
The components of the Company’s net investment in leases as of December 31, 2024 and 2023 were as follows.
Table 8.5.6
LEASE NET INVESTMENTS

(Dollars in millions)	December 31, 2024	December 31, 2023
Lease receivable	$1,300	$1,143
Unearned income	(279)	(244)
Guaranteed residual	166	147
Unguaranteed residual	228	189
Total net investment	$1,415	$1,235

Interest income for direct financing or sales-type leases totaled $64 million, $50 million, and $34 million for the years ended December 31, 2024, 2023, and 2022, respectively. There was no profit or loss recognized at the commencement date for direct financing or sales-type leases for the years ended December 31, 2024, 2023, and 2022.

148	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
Maturities of the Company's lease receivables as of December 31, 2024 were as follows.
Table 8.5.7
LEASE RECEIVABLE MATURITIES

(Dollars in millions)	December 31, 2024
2025	$292
2026	266
2027	226
2028	164
2029	128
2030 and thereafter	224
Total future minimum lease payments	$1,300

149	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets
Goodwill
FHN performed the required annual goodwill impairment test as of October 1, 2024. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual evaluations, management will evaluate whether an interim impairment analysis is warranted.
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
As further discussed in Note 19 - Business Segment Information, FHN reorganized its management reporting structure during the fourth quarter of 2024 and, accordingly, its segment reporting structure and reporting units used in the assessment of goodwill impairment. In connection with the reorganization, goodwill was reallocated to segments and reporting units.
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of December 31, 2024.
Table 8.6.1
GOODWILL

(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2021	$1,217	$294	$1,511
Additions	—	—	—
December 31, 2022	$1,217	$294	$1,511
Additions	—	—	—
Divestitures (a)	—	(1)	(1)
December 31, 2023	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2024	$1,217	$293	$1,510

(a)Reduction in goodwill is related to the divestiture of FHN Financial Main Street Advisors assets in December 2023.
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.
Table 8.6.2
OTHER INTANGIBLE ASSETS

	December 31, 2024			December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$356	$(233)	$123	$368	$(208)	$160
Client relationships	32	(18)	14	32	(16)	16
Other (a)	27	(21)	6	27	(17)	10
Total	$415	$(272)	$143	$427	$(241)	$186

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

Amortization expense was $44 million, $47 million, and $51 million for the years ended December 31, 2024, 2023 and 2022, respectively. The following table shows the aggregated amortization expense estimated, as of December 31, 2024, for the next five years.
Table 8.6.3
ESTIMATED AMORTIZATION EXPENSE

(Dollars in millions)
2025	$38
2026	33
2027	29
2028	17
2029	15

150	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 7—MORTGAGE BANKING ACTIVITY
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
As of December 31, 2024, FHN had approximately $31 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2024, 2023, and 2022, with no new originations or loan sales and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity relating to residential mortgage loans held for sale for the years ended December 31, 2024, 2023, and 2022.
Table 8.7.1
MORTGAGE LOAN ACTIVITY

(Dollars in millions)	2024	2023	2022
Balance at beginning of period	$62	$44	$250
Originations and purchases	951	692	1,275
Sales, net of gains	(932)	(674)	(1,481)
Balance at end of period	$81	$62	$44

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.
Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of December 31, 2024 and 2023.
Table 8.7.2
MORTGAGE SERVICING RIGHTS

	December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$30	$(9)	$21

	December 31, 2023
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$25	$(7)	$18

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of December 31, 2024 and 2023. Total mortgage servicing fees included in mortgage banking income were $4 million for each of the years ended December 31, 2024, 2023, and 2022. Mortgage servicing rights with a net carrying amount of $21 million were sold during 2022, resulting in a gain of $12 million for the year ended December 31, 2022 which is included in mortgage banking income on the Consolidated Statements of Income.

151	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 8—DEPOSITS
Note 8—Deposits
The composition of deposits is presented in the following table.
Table 8.8.1
DEPOSITS

(Dollars in millions)	2024	2023
Savings	$26,695	$25,082
Time deposits	6,613	6,804
Other interest-bearing deposits	16,252	16,690
Total interest-bearing deposits	49,560	48,576
Noninterest-bearing deposits	16,021	17,204
Total deposits	$65,581	$65,780

Time deposits in denominations that exceed the FDIC insurance limit of $250,000 as of December 31, 2024 and 2023 were $1.9 billion and $1.8 billion, respectively.
Scheduled maturities of time deposits as of December 31, 2024 were as follows.
Table 8.8.2
TIME DEPOSIT MATURITIES

(Dollars in millions)
2025	$6,398
2026	109
2027	48
2028	32
2029	20
2030 and after	6
Total	$6,613

152	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 9—SHORT-TERM BORROWINGS
Note 9—Short-Term Borrowings
A summary of short-term borrowings for the years 2024, 2023 and 2022 is presented in the following table.
Table 8.9.1
SHORT-TERM BORROWINGS

(Dollars in millions)	Trading Liabilities	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
2024
Average balance	$555	$420	$1,720	$781
Year-end balance	550	259	2,096	1,045
Maximum month-end outstanding	767	626	2,096	2,067
Average rate for the year	4.22%	5.34%	3.83%	5.38%
Average rate at year-end	4.20%	4.40%	3.23%	4.48%
2023
Average balance	$301	$349	$1,426	$2,688
Year-end balance	509	302	1,921	326
Maximum month-end outstanding	509	622	1,957	7,476
Average rate for the year	4.16%	5.12%	3.66%	5.19%
Average rate at year-end	4.48%	5.40%	3.98%	5.36%
2022
Average balance	$480	$699	$881	$229
Year-end balance	335	400	1,013	1,093
Maximum month-end outstanding	700	1,023	1,211	1,093
Average rate for the year	2.56%	1.56%	0.77%	2.26%
Average rate at year-end	3.67%	4.40%	2.19%	4.30%

Federal funds purchased and securities sold under agreements to repurchase generally have maturities of less than 90 days. Trading liabilities, which represent short positions in securities, are generally held for less than 90 days. Other short-term borrowings have original maturities of one year or less. On December 31, 2024, there were no fixed income trading securities pledged to secure other short-term borrowings.

153	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Note 10—Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. The following table presents information pertaining to term borrowings as of December 31, 2024 and 2023.
Table 8.10.1
TERM BORROWINGS

(Dollars in millions)	2024	2023
First Horizon Bank:
Subordinated notes (a)
Maturity date – May 1, 2030 - 5.75%	$448	$448
Other collateralized borrowings - Maturity date – December 22, 2037
4.92% on December 31, 2024 and 5.95% on December 31, 2023 (b)	88	88
Other collateralized borrowings - SBA loans (c)	37	3
First Horizon Corporation:
Senior notes
Maturity date – May 26, 2025 - 4.00%	350	349
Junior subordinated debentures (d)
Maturity date - June 28, 2035 - 6.30% on December 31, 2024 and 7.33% on December 31, 2023	3	3
Maturity date - December 15, 2035 - 5.99% on December 31, 2024 and 7.02% on December 31, 2023	18	18
Maturity date - March 15, 2036 - 6.02% on December 31, 2024 and 7.05% on December 31, 2023	9	9
Maturity date - March 15, 2036 - 6.16% on December 31, 2024 and 7.19% on December 31, 2023	12	12
Maturity date - June 30, 2036 - 5.91% on December 31, 2024 and 6.91% on December 31, 2023	28	28
Maturity date - July 7, 2036 - 6.47% on December 31, 2024 and 7.21% on December 31, 2023	19	19
Maturity date - June 15, 2037 - 6.27% on December 31, 2024 and 7.30% on December 31, 2023	53	52
Maturity date - September 6, 2037 - 6.14% on December 31, 2024 and 7.05% on December 31, 2023	9	9
Tax Credit Investment Subsidiaries:
Notes payable - New market tax credit investments; 16 to 35 year term, 0.93% to 4.75% on December 31, 2024; 7 to 35 year term, 0.93% to 4.95% on December 31, 2023	74	65
FT Real Estate Securities Company, Inc.:
Cumulative preferred stock (e)
Maturity date – March 31, 2031 – 9.50%	47	47
Total	$1,195	$1,150

(a)Qualifies for Tier 2 capital under the risk-based capital guidelines for First Horizon Bank as well as First Horizon Corporation up to certain limits for minority interest capital instruments.
(b)Secured by trust preferred loans.
(c)Collateralized borrowings associated with SBA loan sales that did not meet sales criteria. The loans have remaining terms of 1 to 25 years. These borrowings had a weighted average interest rate of 7.08% and 4.81% on December 31, 2024 and 2023, respectively.
(d)Acquired in conjunction with the acquisition of CBF. A portion qualifies for Tier 2 capital under the risk-based capital guidelines. All are floating rate debentures tied to 3-month CME Term SOFR plus a term spread adjustment of 0.26161%.
(e)Qualifies for Tier 2 capital under the risk-based capital guidelines for both First Horizon Bank and First Horizon Corporation up to certain limits for minority interest capital instruments.

154	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Annual principal repayment requirements as of December 31, 2024 are as follows.
Table 8.10.2

ANNUAL PRINCIPAL REPAYMENT SCHEDULE

(Dollars in millions)
2025	$350
2026	—
2027	—
2028	—
2029 and after	862

In conjunction with its acquisition of CBF, FHN obtained junior subordinated debentures, each of which is held by a wholly-owned trust that has issued trust preferred securities to external investors and loaned the funds to FHN as junior subordinated debt. The book value for each issuance represents the purchase accounting fair value as of the CBF acquisition closing date less accumulated amortization of the associated discount, as applicable. Through various contractual arrangements, FHN assumed a full and unconditional guarantee for each trust’s obligations with respect to the securities. While the maturity dates are typically 30 years from the original issuance date, FHN has the option to redeem each of the junior subordinated debentures at par on any future interest payment date, which would trigger redemption of the related trust preferred securities. A portion of FHN's remaining junior subordinated notes qualifies as Tier 2 capital under the risk-based capital guidelines.

155	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 11—PREFERRED STOCK
Note 11—Preferred Stock
FHN Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.
Table 8.11.1
PREFERRED STOCK

								December 31,
(Dollars in millions)								2024	2023
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount

Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series D	7/2/2020	5/1/2024	6.100%	(d)	Semi-annually	—	—	—	94
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						16,750	$438	$426	$520

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

FHN redeemed all outstanding shares of Series D Preferred Stock effective May 1, 2024. The difference between the $100 million outstanding liquidation preference amount and the $94 million carrying value of the Series D Preferred Stock along with the related share repurchase tax resulted in $7 million in deemed dividends that were included in net income available to common shareholders and EPS for the year ended December 31, 2024.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On December 31, 2024 and 2023, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred
Shares are cumulative and are payable semi-annually. As of December 31, 2024 and 2023, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

156	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS
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
Management believes that, as of December 31, 2024, FHN and First Horizon Bank met all capital adequacy requirements to which they were subject. As of December 31, 2024, First Horizon Bank was classified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based, Common Equity Tier 1, and Tier 1 Leverage ratios, as set forth in the following table. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum ratios as set forth in the following table. FHN and First Horizon Bank are also subject to a 2.5% capital conservation buffer, which is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
The actual capital amounts and ratios of FHN and First Horizon Bank are presented in the following table.
Table 8.12.1
CAPITAL AMOUNTS & RATIOS

(Dollars in millions)	First Horizon Corporation		First Horizon Bank
	Amount	Ratio	Amount	Ratio
December 31, 2024
Actual:
Total Capital	$9,862	13.87%	$9,156	13.00%
Tier 1 Capital	8,688	12.22	8,129	11.54
Common Equity Tier 1	7,967	11.20	7,834	11.12
Leverage	8,688	10.64	8,129	10.06

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,689	8.00	5,633	8.00
Tier 1 Capital	4,266	6.00	4,225	6.00
Common Equity Tier 1	3,200	4.50	3,169	4.50
Leverage	3,266	4.00	3,232	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			7,042	10.00
Tier 1 Capital			5,633	8.00
Common Equity Tier 1			4,577	6.50
Leverage			4,040	5.00
December 31, 2023
Actual:
Total Capital	$9,922	13.96%	$9,303	13.17%
Tier 1 Capital	8,825	12.42	8,350	11.82
Common Equity Tier 1	8,104	11.40	8,055	11.40
Leverage	8,825	10.69	8,350	10.20

157	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,686	8.00	5,651	8.00
Tier 1 Capital	4,264	6.00	4,238	6.00
Common Equity Tier 1	3,198	4.50	3,179	4.50
Leverage	3,302	4.00	3,276	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			7,064	10.00
Tier 1 Capital			5,651	8.00
Common Equity Tier 1			4,591	6.50
Leverage			4,095	5.00
Restrictions on cash and due from banks
Effective March 26, 2020, the Federal Reserve reduced its reserve requirement to zero, and as a result, on December 31, 2024 and 2023, First Horizon Bank was not required to maintain cash reserves.
Restrictions on dividends
Cash dividends are paid by FHN from its assets, which are mainly provided by dividends from its subsidiaries. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, or advances. As of December 31, 2024, First Horizon Bank had undivided profits of $3.1 billion, of which a limited amount was available for distribution to FHN as dividends without prior regulatory approval. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an amount equal to First Horizon Bank's retained net income for the two most recent completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules, First Horizon Bank’s total amount available for dividends was $374 million as of January 1, 2025. First Horizon Bank declared and paid common dividends to the parent company in the amount of $1.1 billion in 2024 and $220 million in 2023. During 2024 and 2023, First Horizon Bank declared and paid dividends on its preferred stock according to the payment terms of its issuances as noted in Note 11 - Preferred Stock.
The payment of cash dividends by FHN and First Horizon Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Furthermore, the Federal Reserve generally requires insured banks and bank holding companies to pay dividends only out of current operating earnings.
Restrictions on intercompany transactions
Under current Federal banking laws, First Horizon Bank may not enter into covered transactions with any affiliate including the parent company and certain financial subsidiaries in excess of 10% of the bank’s capital stock and surplus, as defined, or $937 million, on December 31, 2024. Covered transactions include a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, and the acceptance of securities issued by the affiliate as collateral for any loan or extension of credit. The equity investment, including retained earnings, in certain of a bank’s financial subsidiaries is also treated as a covered transaction. On December 31, 2024, the parent company had no covered transactions from First Horizon Bank and 840 Denning LLC, a parent company subsidiary, had a covered transaction of $2 million. Two of the bank’s financial subsidiaries, FHN Financial Securities Corp. and First Horizon Advisors, Inc., had covered transactions from First Horizon Bank totaling $387 million and $54 million, respectively. In addition, the aggregate amount of covered transactions with all affiliates, as defined, is limited to 20% of the bank’s capital stock and surplus, as defined, or $1.9 billion, on December 31, 2024. First Horizon Bank’s total covered transactions with all affiliates including the parent company on December 31, 2024 were $443 million.

158	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 13—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Note 13—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2024, 2023, and 2022.
Table 8.13.1
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of December 31, 2021	$(36)	$2	$(254)	$(288)
Net unrealized gains (losses)	(937)	(144)	(22)	(1,103)
Amounts reclassified from AOCI	—	15	8	23
Other comprehensive income (loss)	(937)	(129)	(14)	(1,080)
Balance as of December 31, 2022	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	137	(5)	(11)	121
Amounts reclassified from AOCI	—	52	7	59
Other comprehensive income (loss)	137	47	(4)	180
Balance as of December 31, 2023	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	(15)	(63)	12	(66)
Amounts reclassified from AOCI	69	49	8	126
Other comprehensive income (loss)	54	(14)	20	60
Balance as of December 31, 2024	$(782)	$(94)	$(252)	$(1,128)

Reclassifications from AOCI, and related tax effects, were as follows.
Table 8.13.2
RECLASSIFICATIONS FROM AOCI

(Dollars in millions)
Details about AOCI	2024	2023	2022	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains) losses on securities AFS	$91	$—	$—	Securities gains (losses), net
Tax expense (benefit)	(22)	—	—	Income tax expense
	69	—	—
Cash flow hedges:
Realized (gains) losses on cash flow hedges	$65	$69	$20	Interest and fees on loans and leases
Tax expense (benefit)	(16)	(17)	(5)	Income tax expense
	$49	$52	$15
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$11	$9	$10	Other expense
Tax expense (benefit)	(3)	(2)	(2)	Income tax expense
	8	7	8
Total reclassification from AOCI	$126	$59	$23

159	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Note 14—Income Taxes
The aggregate amount of income taxes included in the Consolidated Statements of Income and the Consolidated Statements of Changes in Equity for the years ended December 31 were as follows.
Table 8.14.1
INCOME TAX EXPENSE

(Dollars in millions)	2024	2023	2022
Consolidated Statements of Income:
Income tax expense	$211	$212	$247
Consolidated Statements of Changes in Equity:
Income tax expense (benefit) related to:
Net unrealized gains (losses) on pension and other postretirement plans	7	(1)	(5)
Net unrealized gains (losses) on securities available for sale	17	44	(302)
Net unrealized gains (losses) on cash flow hedges	(5)	15	(42)
Total	$230	$270	$(102)

The components of income tax expense (benefit) for the years ended December 31, were as follows.
Table 8.14.2
INCOME TAX EXPENSE COMPONENTS

(Dollars in millions)	2024	2023	2022
Current:
Federal	$204	$140	$123
State	24	28	33
Deferred:
Federal	(14)	37	87
State	(3)	7	4
Total	$211	$212	$247

160	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
A reconciliation of expected income tax expense (benefit) at the federal statutory rate of 21% for 2024, 2023, and 2022, respectively, to total income tax expense follows.
Table 8.14.3
RECONCILIATION FROM STATUTORY RATES

(Dollars in millions)	2024	2023	2022
Federal income tax rate	21%	21%	21%
Tax computed at statutory rate	$211	$237	$243
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	20	34	31
BOLI	(5)	(6)	(4)
Tax-exempt interest	(12)	(12)	(10)
FDIC premium	12	11	7
Non-deductible expenses	8	9	4
LIHTC credits and benefits, net of amortization	(13)	(15)	(16)
Other tax credits	(1)	(5)	(4)
Other changes in unrecognized tax benefits	(2)	(50)	(2)
Termination of BOLI policies	—	21	—
Other	(7)	(12)	(2)
Total	$211	$212	$247

As of December 31, 2024, FHN had net deferred tax asset balances related to federal and state income tax carryforwards of $29 million and $3 million, respectively, which will expire at various dates as follows.
Table 8.14.4
TAX CARRYFORWARD DTA EXPIRATION DATES

(Dollars in millions)	Expiration Dates	Net Deferred Tax Asset Balance
Losses - federal	2028 - 2035	$29
Net operating losses - states	2025 - 2034	2
Net operating losses - states	2035 - 2041	1
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
As of December 31, 2024, FHN's net DTA was $227 million compared to $215 million at December 31, 2023. At December 31, 2024, FHN's gross DTA (net of a valuation allowance) and gross DTL were $768 million and $541 million, respectively. Although realization is not assured, FHN believes that it meets the more-likely-than-not requirement with respect to the net DTA after valuation allowance.

161	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Temporary differences which gave rise to deferred tax assets and deferred tax liabilities on December 31, 2024 and 2023 were as follows.
Table 8.14.5
COMPONENTS OF DTAs & DTLs

(Dollars in millions)	2024	2023
Deferred tax assets:
Securities available for sale and financial instruments (a)	$284	$296
Loan valuations and loss reserves	152	107
Employee benefits	119	128
Lease liability	82	85
Depreciation and amortization	54	37
Accrued expenses	20	21
Federal loss carryforwards	29	32
State loss carryforwards	3	3
Other	25	28
Gross deferred tax assets	768	737
Deferred tax liabilities:
Leasing	$363	$316
ROU lease asset	73	76
Other intangible assets	71	75
Prepaid expenses	23	20
Equity investments	2	31
Other	9	4
Gross deferred tax liabilities	541	522
Net deferred tax assets	$227	$215

(a)    Tax effects of unrealized gains and losses are tracked on a security-by-security basis.

Total unrecognized tax benefits at December 31, 2024 and 2023 were $13 million and $15 million, respectively. To the extent such unrecognized tax benefits as of December 31, 2024 are subsequently recognized, $13 million of tax benefits could impact tax expense and FHN’s effective tax rate in future periods.
During 2023, FHN settled audits which allowed it to reduce unrecognized benefits by $76 million, this resulted in a reduction of tax expense by $32 million. A reduction of accrued interest related to unrecognized benefits resulted in a reduction of tax expense of $14 million.
It is reasonably possible that the unrecognized tax benefits related to federal and state exposures could decrease by
$3 million during 2025 if the applicable statutes of limitations expire as scheduled. FHN recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense. FHN had approximately $2 million and $3 million accrued for the payment of interest as of December 31, 2024 and 2023, respectively. The total amounts of interest and penalties recognized in the Consolidated Statements of Income during 2024 and 2023 were net benefits of $1 million and $14 million, respectively.
The rollforward of unrecognized tax benefits is shown in the following table.

162	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Table 8.14.6
ROLLFORWARD OF UNRECOGNIZED TAX BENEFITS

(Dollars in millions)
Balance at December 31, 2022	$89
Increases related to prior year tax positions	1
Increases related to current year tax positions	2
Settlements	(76)
Lapse of statutes	(1)
Balance at December 31, 2023	$15
Increases related to prior year tax positions	2
Increases related to current year tax positions	3
Lapse of statutes	(7)
Balance at December 31, 2024	$13

163	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—EARNINGS PER SHARE
Note 15—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows.
Table 8.15.1
EARNINGS PER SHARE COMPUTATIONS

(Dollars in millions, except per share data; shares in thousands)	2024	2023	2022
Net income	$794	$916	$912
Net income attributable to noncontrolling interest	19	19	12
Net income attributable to controlling interest	775	897	900
Preferred stock dividends	37	32	32
Net income available to common shareholders	$738	$865	$868

Weighted average common shares outstanding—basic	540,317	548,410	535,033
Effect of dilutive restricted stock, performance equity awards and options	3,968	3,802	7,830
Effect of dilutive convertible preferred stock (a)	—	9,520	23,141
Weighted average common shares outstanding—diluted	544,285	561,732	566,004

Basic earnings per common share	$1.37	$1.58	$1.62
Diluted earnings per common share	$1.36	$1.54	$1.53

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

The following table presents outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met.
Table 8.15.2
ANTI-DILUTIVE EQUITY AWARDS

(Shares in thousands)	2024	2023	2022
Stock options excluded from the calculation of diluted EPS	26	—	29
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$19.73	$24.36	$25.64
Other equity awards excluded from the calculation of diluted EPS	2,439	2,242	144

164	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—CONTINGENCIES & OTHER DISCLOSURES
Note 16—Contingencies and Other Disclosures
Contingencies
Contingent Liabilities Overview
Contingent liabilities arise in the ordinary course of business. Often they are related to lawsuits, arbitration, mediation, and other forms of litigation. Various litigation matters currently are threatened or pending against FHN and its subsidiaries. Also, FHN at times receives requests for information, subpoenas, or other inquiries from federal, state, and local regulators, from other government authorities, and from other parties concerning various matters relating to FHN’s current or former businesses. Certain matters of that sort are pending at most times, and FHN generally cooperates when those matters arise. Pending and threatened litigation matters sometimes are settled by the parties, and sometimes pending matters are resolved in court or before an arbitrator or are withdrawn. Regardless of the manner of resolution, frequently the most significant changes in status of a matter occur over a short time period, often following a lengthy period of little substantive activity. In view of the inherent difficulty of predicting the outcome of these matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories or involve a large number of parties, or where claims or other actions may be possible but have not been brought, FHN cannot reasonably determine what the eventual outcome of the matters will be, what the timing of the ultimate resolution of these matters may be, or what the eventual loss or impact related to each matter may be. FHN establishes a loss contingency liability for a litigation matter when loss is both probable and reasonably estimable as prescribed by applicable financial accounting guidance. If loss for a matter is probable and a range of possible loss outcomes is the best estimate available, accounting guidance requires a liability to be established at the low end of the range.
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At December 31, 2024, the aggregate amount of liabilities established for all such loss contingency matters was $1 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At December 31, 2024, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

165	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $15 million and $16 million as of December 31, 2024 and 2023, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

166	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Note 17—Retirement Plans and Other Employee Benefits
Pension Plan
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2024, 2023, and 2022. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2025.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $4 million for 2024, $6 million for 2023, and $5 million for 2022. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2025.
Savings Plan
FHN provides all qualifying full-time employees with the opportunity to participate in FHN's tax-qualified 401(k) savings plan. The qualified plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts, which are held in trust, may be invested in a wide range of mutual funds and in FHN common stock. Up to tax law limits, FHN provides a 100% match for the first 6% of salary deferred, with company matching contributions invested according to a participant’s current investment election. Through a non-qualified savings restoration plan, FHN provides a restorative benefit to certain highly compensated employees who participate in the savings plan and whose contribution elections are capped by tax limitations.
FHN also provides “flexible dollars” to assist employees with the cost of annual benefits and/or allow the employee to contribute to his or her qualified savings plan account. These “flexible dollars” are pre-tax contributions and are based upon the employees’ years of service and qualified compensation. Contributions made by FHN through the flexible benefits plan and the company matches were $49 million, $48 million, and $47 million for 2024, 2023, and 2022, respectively.
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
The discount rates for the three years ended 2024 for pension and other benefits were determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to 30 years. The discount rates are selected based upon data specific to FHN’s plans and employee population. The bonds used to create the hypothetical yield curve were subjected to several requirements to ensure that the resulting rates were representative of the bonds that would be selected by management to fulfill the company’s funding obligations. In addition to the AA rating, only non-callable bonds were included. Each bond issue was required to have at least $300 million par outstanding so that each issue was sufficiently marketable. Finally, bonds more than two standard deviations from the average yield were removed. When selecting the discount rate, FHN matches the duration of high-quality bonds with the duration of the obligations of the plan as of the measurement date. For all years presented, the measurement date of the benefit obligations and net periodic benefit costs was December 31.
The actuarial assumptions used in the defined benefit pension plans and other employee benefit plans were as follows.

167	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.1
ACTUARIAL ASSUMPTIONS FOR DEFINED BENEFIT PLANS

	Benefit Obligations			Net Periodic Benefit Cost
	2024	2023	2022	2024	2023	2022
Discount rate
Qualified pension	5.66%	5.00%	5.20%	5.00%	5.20%	2.96%
Nonqualified pension	5.50%	4.90%	5.10%	4.90%	5.10%	2.65%
Other nonqualified pension	5.20%	4.75%	4.94%	4.75%	4.94%	1.99%
Postretirement benefits	5.40% - 5.74%	4.84% - 5.06%	5.04% - 5.25%	4.84% - 5.49%	4.88% - 5.25%	2.42% - 5.08%
Expected long-term rate of return
Qualified pension/ postretirement benefits	N/A	N/A	N/A	5.00%	5.15%	2.85%
Postretirement benefit (retirees post January 1, 1993)	N/A	N/A	N/A	5.25%	5.50%	5.95%
Postretirement benefit (retirees prior to January 1, 1993)	N/A	N/A	N/A	N/A	N/A	1.05%
Since the benefits in the defined benefit pension plan are frozen, the rate of compensation increase has no effect on qualified pension benefits.
FHN has one pension plan where participants' benefits are affected by interest crediting rates. The plan's projected benefit obligation as of December 31, 2024, 2023 and 2022 and interest crediting rates for the respective years were as follows.
Table 8.17.2
PROJECTED BENEFIT OBLIGATION
& CREDITING RATE

(Dollars in millions)	2024	2023	2022
Projected benefit obligation	$7	$8	$10
Interest crediting rate	12.25%	12.04%	10.77%

The components of net periodic benefit cost for the plan years 2024, 2023 and 2022 were as follows.
Table 8.17.3
COMPONENTS OF NET PERIODIC BENEFIT COST

(Dollars in millions)	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Interest cost	$32	$33	$20	$2	$2	$1
Expected return on plan assets	(32)	(32)	(24)	(1)	(1)	(2)
Amortization of unrecognized:
Actuarial (gain) loss	13	13	12	(1)	(1)	—
Net periodic benefit cost	$13	$14	$8	$—	$—	$(1)

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

168	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
The following table presents the plans’ benefit obligations and plan assets for 2024 and 2023.
Table 8.17.4
BENEFIT OBLIGATIONS & PLAN ASSETS

(Dollars in millions)	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation, beginning of year	$675	$663	$31	$32
Interest cost	32	33	2	2
Actuarial (gain) loss (a)	(38)	20	(1)	—
Actual benefits paid	(42)	(41)	(2)	(3)
Premium paid for annuity purchase (b)	(28)	—	—	—
Benefit obligation, end of year	$599	$675	$30	$31
Change in plan assets
Fair value of plan assets, beginning of year	$638	$641	$23	$21
Actual return on plan assets	7	35	2	2
Employer contributions	3	3	1	3
Actual benefits paid – settlement payments	(41)	(40)	(2)	(3)
Actual benefits paid – other payments	(1)	(1)	—	—
Premium paid for annuity purchase (b)	(28)	—	—	—
Fair value of plan assets, end of year	$578	$638	$24	$23
Funded (unfunded) status of the plans	$(21)	$(37)	$(6)	$(8)
Amounts recognized in the Balance Sheets
Other assets	$1	$—	$22	$21
Other liabilities	(22)	(37)	(28)	(29)
Net asset (liability) at end of year	$(21)	$(37)	$(6)	$(8)

(a)Variances in the actuarial (gain) loss are due to normal activity such as changes in discount rates, updates to participant demographic information and revisions to life expectancy assumptions.
(b)Amounts represent settlements of certain retired participants in the qualified pension plan that occurred during the year.
The projected benefit obligation for unfunded plans was as follows.
Table 8.17.5
BENEFIT OBLIGATION - UNFUNDED PLANS

	Pension Benefits		Other Benefits
(Dollars in millions)	2024	2023	2024	2023
Projected benefit obligation	$22	$24	$28	$29
The qualified pension plan was overfunded by $1 million and underfunded by $13 million as of December 31, 2024 and 2023, respectively. Because of the pension freeze at the end of 2012, as of both December 31, 2024 and 2023, the pension benefit obligation is equivalent to the accumulated benefit obligation. FHN's funded postretirement plan was in an overfunded status as of December 31, 2024 and 2023.
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are recognized as a component of accumulated other comprehensive income. Balances reflected in accumulated other comprehensive income on a pre-tax basis for the years ended December 31, 2024 and 2023 consist of the following.

169	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.6
PRE-TAX ACTUARIAL (GAINS) LOSSES REFLECTED IN AOCI

(Dollars in millions)	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$341	$367	$(9)	$(8)
The pre-tax amounts recognized in other comprehensive income during 2024, 2023, and 2022 were as follows.
Table 8.17.7
PRE-TAX AMOUNTS RECOGNIZED IN OCI

(Dollars in millions)	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$(13)	$17	$32	$(2)	$—	$(3)
Items amortized during the measurement period:
Net actuarial gain (loss)	(13)	(13)	(11)	1	1	—
Total recognized in other comprehensive income	$(26)	$4	$21	$(1)	$1	$(3)

FHN utilizes the minimum amortization method in determining the amount of actuarial gains or losses to include in plan expense. Under this approach, the net deferred actuarial gain or loss that exceeds a threshold is amortized over the average remaining service period of active plan participants. The threshold is measured as the greater of 10% of a plan’s projected benefit obligation as of the beginning of the year or 10% of the market-related value of plan assets as of the beginning of the year. FHN amortizes actuarial gains and losses using the estimated average remaining life expectancy of the remaining participants since all participants are considered inactive due to the freeze.
The following table provides detail on expected benefit payments, which reflect expected future service, as appropriate.
Table 8.17.8
EXPECTED BENEFIT PAYMENTS

(Dollars in millions)	Pension Benefits	Other Benefits
2025	$44	$2
2026	45	2
2027	46	2
2028	46	2
2029	46	2
2030-2034	229	12

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
Qualified pension plan assets primarily consist of fixed income securities which include U.S. treasuries, corporate bonds of companies from diversified industries, municipal bonds, and foreign bonds. Fixed income investments generally have long durations consistent with the estimated pension liabilities of FHN. This duration-matching strategy is intended to hedge substantially all of the plan’s risk associated with future benefit payments. Retiree medical funds are kept in short-term investments, primarily money market funds and mutual funds. On December 31, 2024 and 2023, FHN did not have any significant concentrations of risk within the plan assets related to the pension plan or the retiree medical plan.
The fair value of FHN’s pension plan assets at December 31, 2024 and 2023, by asset category classified using the fair value measurement hierarchy, is shown in the table below. See Note 23 – Fair Value of Assets and Liabilities for more details about fair value measurements.

170	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.9
FAIR VALUE OF PENSION ASSETS

(Dollars in millions)	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$11	$—	$—	$11
Fixed income securities:
U.S. treasuries	—	8	—	8
Corporate, municipal and foreign bonds	—	295	—	295
Common and collective funds:
Fixed income	—	264	—	264
Total	$11	$567	$—	$578

(Dollars in millions)	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$6	$—	$—	$6
Fixed income securities:
U.S. treasuries	—	9	—	9
Corporate, municipal and foreign bonds	—	317	—	317
Common and collective funds:
Fixed income	—	306	—	306
Total	$6	$632	$—	$638

The HR Investment and Risk Committee, comprised of senior managers within the organization, meets regularly to review asset performance and potential portfolio revisions.
Adjustments to the qualified pension plan asset allocation primarily reflect changes in anticipated liquidity needs for plan benefits.
The fair value of FHN’s retiree medical plan assets at December 31, 2024 and 2023 by asset category is as follows.
Table 8.17.10
FAIR VALUE OF RETIREE MEDICAL PLAN ASSETS

(Dollars in millions)	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$8	$—	$—	$8
Fixed income mutual funds	16	—	—	16
Total	$24	$—	$—	$24

(Dollars in millions)	December 31, 2023
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$7	$—	$—	$7
Fixed income mutual funds	16	—	—	16
Total	$23	$—	$—	$23

171	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS AND RESTRICTED STOCK
Note 18—Stock Options and Restricted Stock
Equity Compensation Plans
FHN currently has one plan which authorizes the grant of new stock-based awards, the 2021 Incentive Plan (the IP). New awards under the IP may be granted to any of FHN's directors, officers, or associates. The IP was approved by shareholders in April 2021 and again in April 2024.
The IP authorizes a broad range of award types, including restricted shares, stock units, cash units, and stock options. Stock units may be paid in shares or cash, depending upon the terms of the award. The IP also authorizes the grant of stock appreciation rights, though no such grants have been made under the IP or recent predecessor plans. Unvested awards have service and/or performance conditions which must be met in order for the shares to vest. Awards generally have service-vesting conditions, meaning that the associate must remain employed by FHN for certain periods in order for the award to vest. Some outstanding awards also have performance conditions. FHN operates the IP by establishing award programs, each of which is intended to cover a specific need. Programs are created, changed, or terminated as needs change.
On December 31, 2024, there were 13,173,672 shares available for new awards under the IP. This includes the new/additional shares originally authorized under the IP along with shares underlying ECP awards that have been forfeited or canceled since the IP was approved by shareholders, net of shares underlying IP awards that are outstanding or have been paid.
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
Performance condition awards
Under FHN’s long-term incentive and corporate performance programs, performance stock units ("PSUs") (executives) and cash units (selected management employees) are granted annually and vest only if predetermined performance measures are met. The measures are changed each year based on goals and circumstances prevailing at the time of grant. In recent years the performance periods have been three years, with service-vesting near the third anniversary of the grant. PSUs granted from 2014 to 2020 had a post-vest holding period of two years. Recent annual performance awards require pro-rated forfeiture (in relation to the maximum possible) for performance falling between a threshold level and a maximum. Performance awards sometimes are used to provide a narrow, targeted incentive to a single person or small group. Of the annual program awards paid during 2024 or outstanding on December 31, 2024: the 2019, 2020 and 2021 units vested in 2022, 2023 and 2024 at the 187.5%, 187.5% and 162.5% payout level, respectively, and only the 2020 units remain in a two-year post-vesting holding period; the three-year performance period of the 2022 units has ended but performance is measured relative to peers and has not yet been determined; and, the three-year performance periods for the 2023 and 2024 units have not ended.
Director awards
Non-employee directors receive cash and annual grants of service-conditioned stock units under a program approved by the board of directors. Director stock units granted vest in the year following the year of grant and settle in shares. In 2024 and 2023, each director received a base stock unit award of $140,000 and $122,000, respectively, representing a portion of their annual retainer. Each director is permitted to increase the portion paid as stock units.
A summary of restricted and performance stock and unit activity during the year ended December 31, 2024, is presented below.

172	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS AND RESTRICTED STOCK
Table 8.18.1
RESTRICTED AND PERFORMANCE EQUITY AWARD ACTIVITY

	Shares/ Units (a)	Weighted average grant date fair value (per share) (b)
January 1, 2024	11,317,704	$15.89
Shares/units granted	5,088,696	15.24
Shares/units vested/distributed	(4,110,142)	15.81
Shares/units canceled	(456,173)	13.90
December 31, 2024	11,840,085	$15.71

(a)Includes only units that settle in shares; nonvested performance units are included at 100% payout level.
(b)The weighted average grant date fair value for shares/units granted in 2023 and 2022 was $16.08 and $20.64, respectively.

On December 31, 2024, there was $90 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of three years. The total grant date fair value of shares vested during 2024, 2023 and 2022, was $65 million, $32 million, and $29 million, respectively.
Stock option awards
In 2021 FHN ended its only remaining stock option program, making only one grant related to a 2020 commitment. Options under that program, for executives, have service-vesting requirements and seven-year terms.
In the past, option programs varied widely in their uses and terms, and many old-program options, granted under the ECP or its predecessor plans, remain outstanding today. All options granted since 2005 provide for the issuance of FHN common stock at a price fixed at its fair market value on the grant date. Except for converted options and a special retention stock option award to the CEO in 2016, all options granted since 2008 vest fully no later than the fourth anniversary of grant, and all such options expire seven years from the grant date. CBF converted options and IBKC converted options granted prior to November 3, 2019 (the IBKC merger agreement date) are fully vested and expire ten years from grant date. IBKC converted options granted subsequent to the merger agreement vest fully no later than the fifth anniversary of the grant date and expire ten years from grant date. The 2016 retention award vested on the fourth through sixth anniversaries of grant and had a seven-year term.
The summary of stock option activity for the year ended December 31, 2024, is shown below.
Table 8.18.2
STOCK OPTION ACTIVITY

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
January 1, 2024	1,898,968	$16.31
Options granted	—	—
Options exercised	(604,467)	15.52
Options expired/canceled	(335,879)	18.15
December 31, 2024	958,622	$16.16	2.38	$4
Options exercisable	883,705	16.24	2.23	3
Options expected to vest	74,917	15.20	4.07	—
The total intrinsic value of options exercised during 2024, 2023 and 2022 was $2 million, $4 million, and $17 million, respectively.
On December 31, 2024, there was no unrecognized compensation cost related to nonvested stock options. FHN did not grant or convert stock options in 2024, 2023 and 2022.
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

173	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS AND RESTRICTED STOCK
economic conditions and the impact on stock prices of financial institutions, FHN also incorporates a measure of implied volatility so as to incorporate more recent market conditions in the estimation of future volatility.
Phantom stock awards
As a result of the IBKC merger, FHN assumed phantom stock awards under various plans to officers and other key associates. The awards are subject to a vesting period of five years and are paid out in cash upon vesting. The amount paid per vesting period is calculated as the number of vested share equivalents multiplied by closing market price of a share of the Company's common stock on the vesting date. Share equivalents are calculated on the date of grant as the total award's dollar value divided by the closing market price of a share of the Company's common stock on the grant date. As of December 31, 2024, there were 96,156 share equivalents of phantom stock awards outstanding. See Note 1 - Significant Accounting Policies for more discussion on FHN's phantom stock awards.

Compensation Cost
The compensation cost that has been included in the Consolidated Statements of Income pertaining to stock-based awards was $59 million, $36 million, and $75 million for 2024, 2023, and 2022, respectively. The corresponding total income tax benefits recognized were $14 million, $8 million and $18 million in 2024, 2023, and 2022, respectively.
Authorization
Consistent with Tennessee state law, only authorized, but unissued, stock may be utilized in connection with any issuance of FHN common stock which may be required as a result of stock-based compensation awards. Prior authorizations to repurchase shares issued in connection with compensation plans expired on December 31, 2023. After 2023, as authorized by FHN's Board and the Board's Compensation Committee, FHN continued to make automatic stock purchases by withholding shares associated with stock-based awards to cover tax obligations associated with those awards. Those limited, off-market purchases are not connected to a traditional, announced purchase program. Automatic tax withholding purchases are not subject to trading blackouts which affect senior executives and the general purchase program.

174	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
Note 19—Business Segment Information
During 2024, FHN reorganized its internal management structure and, accordingly, reclassified its reportable business segments. Prior to the 2024 reclassification, FHN's reportable segments were: (1) Regional Banking, (2) Specialty Banking, and (3) Corporate. As a result of the 2024 reclassification, FHN revised its reportable segments as described below. Segment information for prior periods has been reclassified to conform to the current period presentation.
FHN's operating segments are composed of the following:
•Commercial, Consumer & Wealth segment offers financial products and services, including traditional lending and deposit taking, to commercial and consumer clients primarily in the southern U.S. and other selected markets. Commercial, Consumer & Wealth also consists of lines of business that deliver product offerings and services with niche industry knowledge including asset-based lending, commercial real estate, equipment finance/leasing, energy, international banking, healthcare, and trucking and transportation. Additionally, Commercial, Consumer & Wealth provides investment, wealth management, financial planning, trust and asset management services for consumer clients as well as delivering treasury management solutions, loan syndications, and corporate banking services.
•Wholesale segment consists of lines of business that deliver product offerings and services with differentiated industry knowledge. Wholesale’s lines of business include mortgage warehouse lending, franchise finance, correspondent banking, and mortgage. Additionally, Wholesale has a line of business focused on fixed income securities sales, trading, underwriting, and strategies for institutional clients in the U.S. and abroad, as well as loan sales, portfolio advisory services, and derivative sales.
•Corporate segment consists primarily of corporate support functions including risk management, audit, accounting, finance, executive office, and corporate communications. Shared support services such as human resources, marketing, properties, technology, credit risk and bank operations are allocated to the activities of Commercial, Consumer & Wealth, Wholesale, and Corporate. Additionally, the Corporate segment includes centralized management of capital and funding to support the business activities of the company including management of balance sheet funding, liquidity, and capital management and allocation. The Corporate segment also includes the revenue and expense associated with run-off businesses such as pre-2009 mortgage banking elements, run-off consumer and trust preferred loan portfolios, and other exited businesses.
Basis of Presentation
Results of individual segments are presented based on FHN's internal management reporting practices. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of FHN's individual segments are not necessarily comparable with similar information for any other company.
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
Funds Transfer Pricing
Net interest income in segment results reflects FHN's internal funds transfer pricing methodology which is designed to consider interest rate and liquidity risks. Under this methodology, assets receive a funding charge while liabilities and capital receive a funding credit based on market interest rates, product characteristics, and other factors.
The transfer pricing framework considers the application of funding curves and methodologies consistently across the balance sheet. A residual gain or loss from funds transfer pricing operations is retained within Corporate.
Segment Allocations
Financial results are presented, to the extent practicable, as if each segment operated on a standalone basis and include expense allocations for corporate overhead services used by the segments.
FHN has allocated the ALLL and the reserve for unfunded lending commitments based on the loan exposures within each segment’s portfolio.
The Company's Chief Operating Decision Maker ("CODM") is comprised of the chief executive officer and segment leadership.
For both the Commercial, Consumer & Wealth and Wholesale segments, the CODM uses both Pre-Provision Net Revenue ("PPNR") and Pre-Tax Net Income ("PTNI") to evaluate performance and allocate resources. The measure of PPNR focuses on the Company's primary businesses principally by excluding the volatility associated with credit risk estimates due to the CECL life-of-loan estimation requirement, which is highly sensitive to changes in economic forecasts. PPNR also represents a

175	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
metric utilized by regulatory agencies in stress testing assessments. PTNI is used to incorporate credit risk estimates for a holistic view of pre-tax results in the evaluation of segment performance.
For the Corporate segment, the CODM uses after-tax income to evaluate performance and allocate resources. After-tax income is most relevant for the Corporate segment because of minimal credit risk and inclusion of the impacts from all consolidated tax matters, which are not allocated, in addition to all other methodologies affecting pre-tax income between reported segments (e.g., FTP and cost allocations).
The following table presents financial information for each reportable business segment for the years ended December 31.
Table 8.19.1
SEGMENT FINANCIAL INFORMATION

	2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$3,538	$530	$284	$4,352
Interest expense	1,413	125	303	1,841
Funds transfer pricing	418	(211)	(207)	—
Net interest income (expense)	2,543	194	(226)	2,511
Noninterest income (a)	461	230	(12)	679
Total revenues	3,004	424	(238)	3,190
Noninterest expense (c)(d)	1,417	299	319	2,035
Pre-provision net revenue (f)	1,587	125	(557)	1,155
Provision for credit losses	158	3	(11)	150
Income (loss) before income taxes	1,429	122	(546)	1,005
Income tax expense (benefit)	337	29	(155)	211
Net income (loss)	$1,092	$93	$(391)	$794
Average assets	$59,402	$8,209	$14,211	$81,822
Depreciation and amortization	37	7	57	101
Expenditures for long-lived assets	26	1	18	45

	2023
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$3,286	$478	$336	$4,100
Interest expense	1,115	100	345	1,560
Funds transfer pricing	523	(195)	(328)	—
Net interest income (expense)	2,694	183	(337)	2,540
Noninterest income (a)	448	174	305	927
Total revenues	3,142	357	(32)	3,467
Noninterest expense (b)(c)(d)	1,370	276	433	2,079
Pre-provision net revenue (f)	1,772	81	(465)	1,388
Provision for credit losses	260	15	(15)	260
Income (loss) before income taxes	1,512	66	(450)	1,128
Income tax expense (benefit) (e)	357	16	(161)	212
Net income (loss)	$1,155	$50	$(289)	$916
Average assets	$58,126	$7,583	$15,974	$81,683
Depreciation and amortization	34	7	61	102
Expenditures for long-lived assets	16	1	17	34

176	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	2022
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$2,053	$339	$291	$2,683
Interest expense	156	47	88	291
Funds transfer pricing	368	(39)	(329)	—
Net interest income (expense)	2,265	253	(126)	2,392
Noninterest income (a)	477	259	79	815
Total revenues	2,742	512	(47)	3,207
Noninterest expense (b)(d)	1,309	344	300	1,953
Pre-provision net revenue (f)	1,433	168	(347)	1,254
Provision for credit losses	85	11	(1)	95
Income (loss) before income taxes	1,348	157	(346)	1,159
Income tax expense (benefit)	319	38	(110)	247
Net income (loss)	$1,029	$119	$(236)	$912
Average assets	$52,771	$9,172	$22,274	$84,217
Depreciation and amortization	(1)	6	80	85
Expenditures for long-lived assets	15	10	(1)	24

(a)2024 includes a $91 million loss on securities following the restructuring of a portion of the AFS securities portfolio. 2023 includes a $225 million gain on merger termination and a $6 million loss on equities valuation adjustments in the Corporate segment and a $9 million gain on an FHN Financial asset disposition in the Wholesale segment. 2022 includes a $12 million gain on sale of mortgage servicing rights in the Wholesale segment and a $22 million gain related to the sale of the title insurance business, a $10 million gain on equity securities and a $6 million gain related to a fintech investment in the Corporate segment.
(b)2023 includes $51 million in merger and integration expenses related to the TD Transaction in the Corporate Segment. 2022 includes $136 million in merger and integration expenses related to the IBKC merger and TD Transaction in the Corporate segment.
(c)2024 includes $14 million of restructuring costs and an FDIC special assessment of $9 million in the Corporate segment. 2023 includes $10 million of restructuring costs, an FDIC special assessment of $68 million, and a $50 million contribution to the First Horizon Foundation in the Corporate segment.
(d)2024, 2023, and 2022 include $15 million, $15 million and $22 million, respectively, in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment.
(e)2023 includes $24 million in expense related to the surrender of bank-owned life insurance policies and a $59 million benefit from merger-related tax items in the Corporate segment.
(f)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

177	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN’s noninterest income by major product line and reportable segment for the years ended December 31, 2024, 2023, and 2022.
Table 8.19.2
NONINTEREST INCOME DETAIL BY SEGMENT

	December 31, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$187	$—	$187
Deposit transactions and cash management	163	4	9	176
Brokerage, management fees and commissions	101	—	—	101
Card and digital banking fees	67	—	10	77
Other service charges and fees	48	2	1	51
Trust services and investment management	48	—	—	48
Mortgage banking income	1	33	1	35
Securities gains (losses), net (b)	—	—	(89)	(89)
Other income (c)	33	4	56	93
Total noninterest income	$461	$230	$(12)	$679

	December 31, 2023
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$134	$(1)	$133
Deposit transactions and cash management	165	4	10	179
Brokerage, management fees and commissions	90	—	—	90
Card and digital banking fees	67	—	10	77
Other service charges and fees	51	3	—	54
Trust services and investment management	47	—	—	47
Mortgage banking income	1	21	1	23
Gain on merger termination	—	—	225	225
Securities gains (losses), net (b)	—	—	(4)	(4)
Other income (c)	27	12	64	103
Total noninterest income	$448	$174	$305	$927

178	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	December 31, 2022
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$205	$—	$205
Deposit transactions and cash management	161	3	7	171
Brokerage, management fees and commissions	92	—	—	92
Card and digital banking fees	72	—	12	84
Other service charges and fees	49	3	2	54
Trust services and investment management	48	—	—	48
Mortgage banking income	22	46	—	68
Securities gains (losses), net (b)	—	—	18	18
Other income (c)	33	2	40	75
Total noninterest income	$477	$259	$79	$815

(a)2024, 2023, and 2022 include $42 million, $42 million, and $43 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

179	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN’s noninterest expense by major product line and reportable segment for the years ended December 31, 2024, 2023, and 2022.
Table 8.19.3
NONINTEREST EXPENSE DETAIL BY SEGMENT

	December 31, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$540	$196	$401	$1,137
Net occupancy expense	76	9	45	130
Computer software	25	6	90	121
Operations services	18	22	54	94
Deposit insurance expense	—	—	64	64
Legal and professional fees	11	3	50	64
Contract employment and outsourcing	5	3	43	51
Advertising and public relations	7	1	40	48
Amortization of intangible assets	39	2	3	44
Equipment expense	11	2	29	42
Communications and delivery	10	3	19	32
Contributions	2	—	16	18
Other expense	75	22	93	190
Cost allocations	598	30	(628)	—
Total noninterest expense	$1,417	$299	$319	$2,035

	December 31, 2023
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$526	$179	$395	$1,100
Net occupancy expense	72	9	42	123
Computer software	21	5	85	111
Operations services	20	25	42	87
Deposit insurance expense	—	—	122	122
Legal and professional fees	10	3	36	49
Contract employment and outsourcing	6	4	39	49
Advertising and public relations	7	1	63	71
Amortization of intangible assets	43	1	3	47
Equipment expense	13	1	28	42
Communications and delivery	10	5	20	35
Contributions	2	—	59	61
Other expense	71	20	91	182
Cost allocations	569	23	(592)	—
Total noninterest expense	$1,370	$276	$433	$2,079

180	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	December 31, 2022
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$516	$240	$345	$1,101
Net occupancy expense	72	11	45	128
Computer software	27	4	82	113
Operations services	21	22	44	87
Deposit insurance expense	—	—	32	32
Legal and professional fees	11	3	48	62
Contract employment and outsourcing	6	5	43	54
Advertising and public relations	6	1	43	50
Amortization of intangible assets	46	2	3	51
Equipment expense	14	1	30	45
Communications and delivery	9	6	22	37
Contributions	2	—	5	7
Other expense	68	29	89	186
Cost allocations	511	20	(531)	—
Total noninterest expense	$1,309	$344	$300	$1,953

181	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of December 31, 2024 and 2023.
Table 8.20.1
CONSOLIDATED VIEs

(Dollars in millions)	December 31, 2024	December 31, 2023
Assets:
Other assets	$195	$177
Liabilities:
Other liabilities	$165	$150

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
FHN accounts for qualifying LIHTC investments under the PAM. Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and made the election to apply the PAM for these programs. Expenses associated with non-qualifying LIHTC investments were not significant for 2023 and 2022.
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 for investments accounted for under the PAM. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.
Table 8.20.2
TAX CREDIT IMPACTS ON TAX EXPENSE

(Dollars in millions)	2024	2023	2022
Income tax expense (benefit):
Amortization of qualifying investments	$65	$54	$44
Tax credits	(70)	(55)	(48)
Other tax benefits related to qualifying investments	(9)	(13)	(12)

Small Issuer Trust Preferred Holdings
First Horizon Bank holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. First Horizon Bank has no voting rights for the trusts’ activities. The trusts’ only assets are

182	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
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
The following tables summarize FHN’s nonconsolidated VIEs as of December 31, 2024 and 2023.

183	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
Table 8.20.3
NONCONSOLIDATED VIEs AT DECEMBER 31, 2024

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$617	$222	(a)
Other tax credit investments (b)	90	73	Other assets
Small issuer trust preferred holdings (c)	171	—	Loans and leases
On-balance sheet trust preferred securitization	26	88	(d)
Holdings of agency mortgage-backed securities (c)	8,017	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	381	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings
(a)    Maximum loss exposure represents $395 million of current investments and $222 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund substantially all of these accrued commitments by the end of 2026.
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
(e)    Includes $278 million classified as trading securities, $1.3 billion classified as securities held to maturity, and $6.5 billion classified as securities available for sale.
(f)    Maximum loss exposure represents $381 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(a)Maximum loss exposure represents $364 million of current investments and $223 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund substantially all of these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)Includes $450 million classified as trading securities, $1.3 billion classified as securities held to maturity, and $6.6 billion classified as securities available for sale.
(f)Maximum loss exposure represents $129 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
(g)No exposure to loss due to nature of FHN's involvement.

184	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On December 31, 2024 and 2023, respectively, FHN had $541 million and $406 million of cash receivables and $25 million and $33 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $154 million, $97 million and $157 million for the years ended December 31, 2024, 2023 and 2022, respectively. Trading revenues are inclusive of both

185	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of December 31, 2024 and 2023.
Table 8.21.1
DERIVATIVES ASSOCIATED WITH TRADING

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,096	$8	$190
Offsetting upstream interest rate contracts	4,265	134	9
Forwards and futures purchased	1,421	1	6
Forwards and futures sold	1,426	7	—

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,067	$22	$197
Offsetting upstream interest rate contracts	4,273	135	23
Forwards and futures purchased	777	9	—
Forwards and futures sold	912	—	9
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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of December 31, 2024 and 2023.
Table 8.21.2
DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,301	$10	$372
Offsetting upstream interest rate contracts	8,301	369	11

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,375	$21	$392
Offsetting upstream interest rate contracts	8,375	389	22

186	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the years ended December 31, 2024, 2023, and 2022.
Table 8.21.3
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$10	$195	$(744)
Offsetting upstream interest rate contracts (a)	(10)	(195)	744
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of December 31, 2024 and 2023.
Table 8.21.4
DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$67
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,200	$—	$32
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,200	N/A

187	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the years ended December 31, 2024, 2023, and 2022.
Table 8.21.5
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(19)	$45	$195
Gain (loss) recognized in other comprehensive income (loss)	49	52	15
Gain (loss) reclassified from AOCI into interest income	(14)	47	(129)
(a)Approximately $21 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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
Table 8.21.6
DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$51	$—	$—
Forward contracts written	100	1	—

	December 31, 2023
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$55	$1	$—
Forward contracts written	93	—	1
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the years ended December 31, 2024 and 2023.
Table 8.21.7
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES

	Year Ended December 31,
	2024	2023	2022
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$1	$—	$3
Forward contracts written	(2)	1	32
In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2024 and 2023, the derivative liabilities associated with the sales of Visa Class
B shares were $15 million and $23 million, respectively. For each of the years ended December 31, 2024 and 2023, FHN recognized $15 million in derivative valuation adjustments related to prior sales of Visa Class B shares. See Note 23 - Fair Value of Assets and Liabilities for

188	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of December 31, 2024 and 2023, these loans were valued at $16 million and $17 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of December 31, 2024 and 2023, the notional values of FHN’s risk participations were $268 million and $351 million of derivative assets and $916 million and $874 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at December 31, 2024 and 2023, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $5 million of assets and $187 million of liabilities on December 31, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of December 31, 2024 and 2023, FHN had

189	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
received collateral of $82 million and $95 million and posted collateral of $96 million and $83 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank's) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $6 million of assets and $187 million of liabilities on December 31, 2024, and $12 million of assets and $188 million of liabilities on December 31, 2023. As of December 31, 2024 and 2023, FHN had received collateral of $82 million and $95 million and posted collateral of $96 million and $83 million, respectively, in the normal course of business related to these contracts.
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
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of December 31, 2024 and 2023.
Table 8.21.8
DERIVATIVE ASSETS & COLLATERAL RECEIVED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
December 31, 2024
Interest rate derivative contracts	$522	$—	$522	$(73)	$(436)	$13
Forward contracts	8	—	8	(3)	(4)	1
	$530	$—	$530	$(76)	$(440)	$14

December 31, 2023
Interest rate derivative contracts	$567	$—	$567	$(75)	$(486)	$6
Forward contracts	9	—	9	(4)	(3)	2
	$576	$—	$576	$(79)	$(489)	$8

(a)Included in other assets on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, $2 million and $1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

190	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of December 31, 2024 and 2023.
Table 8.21.9
DERIVATIVE LIABILITIES & COLLATERAL PLEDGED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
December 31, 2024
Interest rate derivative contracts	$649	$—	$649	$(73)	$(168)	$408
Forward contracts	6	—	6	(3)	(1)	2
	$655	$—	$655	$(76)	$(169)	$410

December 31, 2023
Interest rate derivative contracts	$666	$—	$666	$(75)	$(164)	$427
Forward contracts	9	—	9	(4)	(5)	—
	$675	$—	$675	$(79)	$(169)	$427

(a)Included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, $16 million and $24 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

191	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of December 31, 2024 and 2023.
Table 8.22.1
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
2024	$572	$—	$572	$—	$(567)	$5
2023	519	—	519	—	(516)	3

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of December 31, 2024 and 2023.
Table 8.22.2
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
2024	$2,096	$—	$2,096	$—	$(2,096)	$—
2023	1,921	—	1,921	—	(1,921)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

192	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of December 31, 2024 and 2023.
Table 8.22.3
MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,535	$—	$1,535
Government agency issued CMO	561	—	561
Total securities sold under agreements to repurchase	$2,096	$—	$2,096

	December 31, 2023
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,717	$—	$1,717
Government agency issued CMO	161	—	161
Other U.S. government agencies	43	—	43
Total securities sold under agreements to repurchase	$1,921	$—	$1,921

193	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

194	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.
Table 8.23.1
BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

	December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	98	—	98
Government agency issued CMO	—	180	—	180
Other U.S. government agencies	—	252	—	252
States and municipalities	—	64	—	64
Corporate and other debt	—	767	—	767
SBA interest-only strips	—	—	23	23
Total trading securities	—	1,364	23	1,387
Loans held for sale (elected fair value)	—	69	16	85
Securities available for sale:
Government agency issued MBS	—	3,702	—	3,702
Government agency issued CMO	—	2,767	—	2,767
Other U.S. government agencies	—	1,073	—	1,073
States and municipalities	—	354	—	354
Total securities available for sale	—	7,896	—	7,896
Other assets:
Deferred compensation mutual funds	111	—	—	111
Equity, mutual funds, and other	35	—	—	35
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	522	—	522
Derivatives, other	—	1	—	1
Total other assets	154	523	—	677
Total assets	$154	$9,852	$39	$10,045
Trading liabilities:
U.S. treasuries	$—	$440	$—	$440
Other U.S. government agencies	—	7	—	7
Corporate and other debt	—	103	—	103
Total trading liabilities	—	550	—	550
Other liabilities:
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	649	—	649
Derivatives, other	—	1	15	16
Total other liabilities	6	650	15	671
Total liabilities	$6	$1,200	$15	$1,221

195	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	114	—	114
Government agency issued CMO	—	336	—	336
Other U.S. government agencies	—	152	—	152
States and municipalities	—	17	—	17
Corporate and other debt	—	777	—	777
SBA interest-only strips	—	—	13	13
Total trading securities	—	1,399	13	1,412
Loans held for sale (elected fair value)	—	42	26	68
Securities available for sale:
Government agency issued MBS	—	4,484	—	4,484
Government agency issued CMO	—	2,146	—	2,146
Other U.S. government agencies	—	1,172	—	1,172
States and municipalities	—	589	—	589
Total securities available for sale	—	8,391	—	8,391
Other assets:
Deferred compensation mutual funds	102	—	—	102
Equity, mutual funds, and other	34	—	—	34
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	568	—	568
Total other assets	145	568	—	713
Total assets	$145	$10,400	$39	$10,584
Trading liabilities:
U.S. treasuries	$—	$426	$—	$426
Government agency issued MBS	—	1	—	1
Corporate and other debt	—	82	—	82
Total trading liabilities	—	509	—	509
Other liabilities:
Derivatives, forwards and futures	10	—	—	10
Derivatives, interest rate contracts	—	666	—	666
Derivatives, other	—	—	23	23
Total other liabilities	10	666	23	699
Total liabilities	$10	$1,175	$23	$1,208

196	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the years ended December 31, 2024, 2023 and 2022 on a recurring basis are summarized as follows.
Table 8.23.2
CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE

	Year Ended December 31, 2024
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(5)		1		(15)
Purchases	—		2		—
Sales	(17)		(13)		—
Settlements	—		(2)		23
Net transfers into (out of) Level 3	32	(b)	2		—
Balance on December 31, 2024	$23		$16		$(15)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$(15)	(d)

	Year Ended December 31, 2023
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(12)		4		(15)
Purchases	—		3		—
Sales	(54)		(3)		—
Settlements	—		(2)		19
Net transfers into (out of) Level 3	54	(b)	2		—
Balance on December 31, 2023	$13		$26		$(23)
Net unrealized gains (losses) included in net income	$(1)	(c)	$4	(a)	$(15)	(d)

	Year Ended December 31, 2022
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2022	$38		$28		$(23)
Total net gains (losses) included in net income	(7)		—		(23)
Purchases	—		2		—
Sales	(76)		(12)		—
Settlements	—		(2)		19
Repayments	—		(1)		—
Net transfers into (out of) Level 3	70	(b)	7		—
Balance on December 31, 2022	$25		$22		$(27)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(23)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into Level 3 SBA interest-only strips reflect transfers out of SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to Table 8.23.3.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of December 31, 2024, 2023 and 2022.

197	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at December 31, 2024, 2023 and 2022, respectively, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value.
Table 8.23.3
LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS
MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Carrying value at December 31, 2024				Year Ended December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$438	$—	$438	$(1)
Loans and leases (a)	—	—	344	344	(73)
OREO (b)	—	—	3	3	—
					$(74)

	Carrying value at December 31, 2023				Year Ended December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$406	$—	$406	$(3)
Loans and leases (a)	—	—	245	245	(42)
OREO (b)	—	—	4	4	—
Other assets (c)	—	—	90	90	(7)
					$(52)

	Carrying value at December 31, 2022				Year Ended December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$506	$—	$506	$(3)
Loans and leases (a)	—	—	135	135	(19)
OREO (b)	—	—	3	3	—
Other assets (c)	—	—	91	91	(10)
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
Fixed asset and leased asset impairments were immaterial for the years ended December 31, 2024, 2023, and 2022.

198	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of December 31, 2024 and 2023.

Table 8.23.4
UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$23	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	3% - 18%	17%
Loans held for sale - residential real estate	$16	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	63% - 71%	64%
			Loss severity trends - First mortgage	0.0% - 0.2% of UPB	0.1%
Derivative liabilities, other	$15	Discounted cash flow	Visa covered litigation resolution amount	$3.1 billion - $4.1 billion	$3.8 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	23 months
Loans and leases (a)	$344	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

199	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2023	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$13	Discounted cash flow	Constant prepayment rate	14% - 15%	14%
			Bond equivalent yield	18% - 21%	18%
Loans held for sale - residential real estate	$26	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 68%	65%
			Loss severity trends - First mortgage	0.0% - 2.8% of UPB	1.6%
Derivative liabilities, other	$23	Discounted cash flow	Visa covered litigation resolution amount	$5.7 billion - $6.7 billion	$6.3 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	24 months
Loans and leases (a)	$245	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
Other assets (d)	$90	Discounted cash flow	Adjustments to current sales yields for specific properties	0% - 15% adjustment to yield	NM
		Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.
(d)Represents tax credit investments accounted for under the equity method.

200	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
Increases (decreases) in estimated prepayment rates and bond equivalent yields negatively (positively) affect the value of unguaranteed interests in SBA loans. Unguaranteed interest in SBA loans held for sale are carried at less than the outstanding balance due to credit risk estimates. Credit risk adjustments may be reduced if prepayment is likely, or as consistent payment history is realized. Management also considers other factors such as delinquency or default and adjusts the fair value accordingly.
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

201	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
Table 8.23.5

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE

	December 31, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$85	$89	$(4)
Nonaccrual loans	3	5	(2)

	December 31, 2023
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$68	$73	$(5)
Nonaccrual loans	2	5	(3)
Loans 90 days or more past due and still accruing	1	1	—

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table.
Table 8.23.6
CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$1	$1	$(9)
For the years ended December 31, 2024, 2023 and 2022, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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
Short-term financial assets
Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits with

202	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

203	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

204	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of December 31, 2024 and 2023 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPs loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2024 and 2023.

205	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Table 8.23.7
BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$33,083	$—	$—	$32,511	$32,511
Commercial real estate	14,194	—	—	13,894	13,894
Consumer:
Consumer real estate	13,826	—	—	13,262	13,262
Credit card and other	647	—	—	657	657
Total loans and leases, net of allowance for loan and lease losses	61,750	—	—	60,324	60,324
Short-term financial assets:
Interest-bearing deposits with banks	1,538	1,538	—	—	1,538
Federal funds sold	59	—	59	—	59
Securities purchased under agreements to resell	572	—	572	—	572
Total short-term financial assets	2,169	1,538	631	—	2,169
Trading securities (a)	1,387	—	1,364	23	1,387
Loans held for sale:
Mortgage loans (elected fair value) (a)	85	—	69	16	85
USDA & SBA loans - LOCOM	439	—	439	—	439
Mortgage loans - LOCOM	27	—	—	27	27
Total loans held for sale	551	—	508	43	551
Securities available for sale (a)	7,896	—	7,896	—	7,896
Securities held to maturity	1,270	—	1,083	—	1,083
Derivative assets (a)	531	8	523	—	531
Other assets:
Tax credit investments	706	—	—	692	692
Deferred compensation mutual funds	111	111	—	—	111
Equity, mutual funds, and other (b)	289	35	—	254	289
Total other assets	1,106	146	—	946	1,092
Total assets	$76,660	$1,692	$12,005	$61,336	$75,033
Liabilities:
Defined maturity deposits	$6,613	$—	$6,591	$—	$6,591
Trading liabilities (a)	550	—	550	—	550
Short-term financial liabilities:
Federal funds purchased	259	—	259	—	259
Securities sold under agreements to repurchase	2,096	—	2,096	—	2,096
Other short-term borrowings	1,045	—	1,045	—	1,045
Total short-term financial liabilities	3,400	—	3,400	—	3,400
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investments	74	—	—	70	70
Secured borrowings	37	—	—	37	37
Junior subordinated debentures	151	—	—	142	142
Other long-term borrowings	886	—	866	—	866
Total term borrowings	1,195	—	866	296	1,162
Derivative liabilities (a)	671	6	650	15	671
Total liabilities	$12,429	$6	$12,057	$311	$12,374

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $51 million and FRB stock of $203 million.

206	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2023
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial and industrial	$32,294	$—	$—	$31,673	$31,673
Commercial real estate	14,044	—	—	13,831	13,831
Consumer:
Consumer real estate	13,417	—	—	12,605	12,605
Credit card and other	764	—	—	742	742
Total loans and leases, net of allowance for loan and lease losses	60,519	—	—	58,851	58,851
Short-term financial assets:
Interest-bearing deposits with banks	1,328	1,328	—	—	1,328
Federal funds sold	200	—	200	—	200
Securities purchased under agreements to resell	519	—	519	—	519
Total short-term financial assets	2,047	1,328	719	—	2,047
Trading securities (a)	1,412	—	1,399	13	1,412
Loans held for sale:
Mortgage loans (elected fair value) (a)	68	—	42	26	68
USDA & SBA loans - LOCOM	406	—	407	—	407
Mortgage loans - LOCOM	28	—	—	28	28
Total loans held for sale	502	—	449	54	503
Securities available for sale (a)	8,391	—	8,391	—	8,391
Securities held to maturity	1,323	—	1,161	—	1,161
Derivative assets (a)	577	9	568	—	577
Other assets:
Tax credit investments	665	—	—	653	653
Deferred compensation mutual funds	102	102	—	—	102
Equity, mutual funds, and other (b)	261	34	—	227	261
Total other assets	1,028	136	—	880	1,016
Total assets	$75,799	$1,473	$12,687	$59,798	$73,958
Liabilities:
Defined maturity deposits	$6,804	$—	$6,851	$—	$6,851
Trading liabilities (a)	509	—	509	—	509
Short-term financial liabilities:
Federal funds purchased	302	—	302	—	302
Securities sold under agreements to repurchase	1,921	—	1,921	—	1,921
Other short-term borrowings	326	—	326	—	326
Total short-term financial liabilities	2,549	—	2,549	—	2,549
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Term borrowings—new market tax credit investments	65	—	—	60	60
Secured borrowings	3	—	—	3	3
Junior subordinated debentures	150	—	—	150	150
Other long-term borrowings	885	—	824	—	824
Total term borrowings	1,150	—	824	260	1,084
Derivative liabilities (a)	699	10	666	23	699
Total liabilities	$11,711	$10	$11,399	$283	$11,692

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $24 million and FRB stock of $203 million.

207	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of December 31, 2024 and 2023.
Table 8.23.8
UNFUNDED COMMITMENTS

	Contractual Amount		Fair Value
(Dollars in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Unfunded Commitments:
Loan commitments	$20,992	$24,579	$1	$1
Standby and other commitments	753	746	9	8

208	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Note 24—Parent Company Financial Information
Following are statements of the parent company.
Parent Company Balance Sheets

Balance Sheets	December 31,
(Dollars in millions)	2024	2023
Assets:
Cash	$837	$854
Notes receivable	3	3
Investments in subsidiaries:
Bank	8,487	8,658
Non-bank	61	49
Other assets	251	256
Total assets	$9,639	$9,820
Liabilities and equity:
Accrued employee benefits and other liabilities	$473	$324
Term borrowings	350	500
Total liabilities	823	824
Total equity	8,816	8,996
Total liabilities and equity	$9,639	$9,820

Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Dividend income:
Bank	$1,110	$220	$435
Non-bank	—	—	16
Total dividend income	1,110	220	451
Other income	1	226	22
Total income	1,111	446	473
Interest expense - term borrowings	15	21	31
Personnel and other expense	111	114	128
Total expense	126	135	159
Income before income taxes	985	311	314
Income tax expense (benefit)	(27)	24	(31)
Income before equity in undistributed net income (loss) of subsidiaries	1,012	287	345
Equity in undistributed net income (loss) of subsidiaries:
Bank	(238)	613	561
Non-bank	1	(3)	(6)
Net income attributable to the controlling interest	$775	$897	$900

209	2024 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Operating activities:
Net income	$775	$897	$900
Less undistributed net income (loss) of subsidiaries	(237)	610	555
Income before undistributed net income (loss) of subsidiaries	1,012	287	345
Adjustments to reconcile income to net cash provided by operating activities:
Deferred income tax expense	15	8	7
Stock-based compensation expense	59	36	76
Gain on sale of title services business	—	—	(22)
Other operating activities, net	(18)	—	2
Total adjustments	56	44	63
Net cash provided by operating activities	1,068	331	408
Investing activities:
Proceeds from sales and prepayments of securities	3	21	8
Purchases of securities	(1)	(1)	(1)
(Investment in) return on subsidiary	(9)	(10)	13
Proceeds from business divestitures, net	—	—	22
Net cash (used in) provided by investing activities	(7)	10	42
Financing activities:
Proceeds from issuance of preferred stock	—	—	494
Call of preferred stock	(100)	—	—
Cash dividends paid - preferred stock	(29)	(32)	(32)
Common stock:
Stock options exercised	9	5	36
Cash dividends paid	(332)	(335)	(324)
Repurchase of shares	(626)	(10)	(13)
Repayment of term borrowings	—	(450)	—
Net cash (used in) provided by financing activities	(1,078)	(822)	161
Net (decrease) increase in cash and cash equivalents	(17)	(481)	611
Cash and cash equivalents at beginning of year	854	1,335	724
Cash and cash equivalents at end of year	$837	$854	$1,335
Total interest paid	$26	$33	$35
Income taxes received from (paid to) subsidiaries	60	(46)	42

210	2024 FORM 10-K ANNUAL REPORT

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
Reports on Internal Control over Financial Reporting
The report of management required by Item 308(a) of Regulation S-K appears at page 107, and the attestation report required by Item 308(b) of Regulation S-K appears starting at page 108, of our 2024 Financial Statements (Item 8). Both are incorporated herein by this reference.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Form 8-K Information not previously reported
Not applicable.
Trading Plans of Directors and Executive Officers
During our most recent fiscal quarter, no director (see Item 10 beginning on page 212) or executive officer (see the Supplemental Part I Information beginning on page 53) adopted or terminated (i) any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement"); and/or (ii) any "non-Rule 10b5-1 trading arrangement" as defined in SEC Reg. S-K Item 408(c).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

211	2024 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Required Item 10 Information
In 2024, there were no material amendments to the procedures described in our 2025 Proxy Statement under the caption Shareholder Recommendations and Nominations, especially under the sub-caption Committee Consideration of Shareholder Recommendations of Nominees, by which security holders may recommend nominees to our Board of Directors.
Our bylaws contain a process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting, and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2025 Proxy Statement under the captions Shareholder Recommendations and Nominations and 2026 Annual Meeting—Proposal & Nomination Deadlines, which information is incorporated herein by reference.
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
We have adopted an Inside Information Policy and related written Procedures for that Policy (collectively, our "Insider Policy"). Our Insider Policy governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, associates and certain other persons. It is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. By its terms as written, our Insider Policy applies only to insiders (directors, officers, associates, and certain other persons). In practice, senior management applies the periodic and ad hoc blackout provisions to our purchases of our securities in all market transactions, and in all off-market transactions other than share-withholding related to employee stock plan awards. Exceptions to the blackout provisions must be approved by our Chief Executive Officer in consultation with our General Counsel. Our Inside Information Policy and its Procedures have been filed or incorporated by reference as Exhibits 19.1 and 19.2 to this report. In addition, the following section of our 2025 Proxy Statement is incorporated herein by reference: Policies on Insider Trading and Hedging.
Other information required by this Item related to the topics mentioned in Table 10.1 is incorporated herein by reference to the disclosures indicated in the Table or is provided in that Table.

212	2024 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

Table 10.1
ITEM 10 TOPICS TABLE

Item 10 Topics	Responses or Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and Audit Committee financial experts
In our 2025 Proxy Statement: Independence & Categorical Standards, Committee Charters & Composition, Audit Committee, and Vote Item 1—Election of Directors (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)

Executive officers	In the Supplemental Part I Information following Item 4 of this report: Executive Officers of the Registrant, beginning on page 53
Compliance with Section 16(a) of the Securities Exchange Act of 1934	not applicable

First Horizon Directors

Table 10.2
OUR BOARD OF DIRECTORS
(at February 20, 2025)

Harry V. Barton, Jr.* Age 70 CPA and Owner, Barton Advisory Services, LLC, an investment advisory firm	Jeffrey J. Brown Age 51 President, Hendrick Automotive Group, LLC, a privately held automotive retail organization	Velia Carboni Age 54 Chief Information Officer, SharkNinja, Inc., a global product design and technology company
John C. Compton Age 63 Partner, Clayton, Dubilier & Rice a private equity firm	Wendy P. Davidson Age 55 President and Chief Executive Officer The Hain Celestial Group, Inc., an organic and natural products company	John W. Dietrich Age 60 Executive Vice President and Chief Financial Officer, FedEx Corporation, a provider of transportation, e-commerce and business services
D. Bryan Jordan Age 63 Chairman of the Board, President & Chief Executive Officer, First Horizon Corporation, a financial services company	J. Michael Kemp, Sr. Age 54 Founder and Chief Executive Officer, Kemp Management Solutions, a program management and consulting firm	Rick E. Maples Age 66 Retired Co-Head of Investment Banking, Stifel, Nicolaus and Company, Incorporated, a financial services company
Vicki R. Palmer Age 71 President, The Palmer Group, LLC a general consulting firm	Colin V. Reed Age 77 Executive Chairman, Ryman Hospitality Properties, Inc. a real estate investment trust	Cecelia D. Stewart Age 66 Retired President, U.S. Consumer & Commercial Banking, Citigroup, Inc. a financial services company
Rosa Sugrañes* Age 67 Founder and former Chief Executive Officer, Iberia Tiles, a ceramic tile distributor		R. Eugene Taylor Age 77 Retired Chairman of the Board and Chief Executive Officer, Capital Bank Financial Corp., a financial services company
* Indicates a director who will retire when directors are elected for 2025-2026 at the 2025 Annual Meeting of Shareholders.

213	2024 FORM 10-K ANNUAL REPORT

ITEM 11. EXECUTIVE COMPENSATION

Item 11.    Executive Compensation
The information called for by this Item is incorporated herein by reference to the following sections of our 2025 Proxy Statement: Compensation Committee, Compensation Committee Interlocks & Insider Participation, Director Compensation, Policies on Insider Trading and Hedging, Compensation Discussion & Analysis, Recent Compensation, Post-Employment Compensation, Pay Ratio of CEO to Median Employee, Equity Grant Processes, and any Appendix to our Proxy Statement referenced in those sections.
The subsection of our 2025 Proxy Statement captioned Compensation Risk, within the Compensation Committee section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.
The information required by Item 407(e)(5) of Regulation S-K is provided in our 2025 Proxy Statement within the Compensation Committee section under the sub-section captioned Compensation Committee Report. As permitted by the instructions for that Item, the information under that subsection is not “filed” with this report.
As to the information required by Item 402(w) of Regulation S-K: (i) refer to Clawback Policies & Practices within Compensation Discussion & Analysis in our 2025 Proxy Statement; and (ii) the conditions for disclosures beyond those incorporated by reference above have not occurred. Our Erroneously Awarded Compensation Recovery Policy has been filed as Exhibit 97 to this report, as shown in Item 15.

214	2024 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
Table 12.1 provides information as of December 31, 2024 regarding shares of our common stock that may be issued under the following plans:
•2021 Incentive Plan, as amended February 25, 2024 ("2021 Plan")
•Equity Compensation Plan (“ECP”)
•IBERIABANK Corporation 2019 Stock Incentive Plan ("SIP")
•The following IBERIABANK Corporation plans (together with the SIP, the “IBKC Plans”): 2016 Stock Incentive Plan; and Amended and Restated 2010 Stock Incentive Plan
•The following Capital Bank Financial Corp. plans (“CBF Plans”): Capital Bank Financial Corp. 2013 Omnibus Compensation Plan; and FNB United Corp. 2012 Incentive Plan

Table 12.1
EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2024

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Col. A)
Equity Compensation Plans Approved by Shareholders (1)	958,622	(2)	$16.16	13,173,672
Equity Compensation Plans Not Approved by Shareholders	—		—	—
Total	958,622		$16.16	13,173,672
(1)    Consists of the 2021 Plan, the ECP, the IBKC Plans, and the CBF Plans. The 2021 Plan was approved by shareholders in 2021 and, as amended, in 2024 and remains active. The number of shares in Column C is entirely under the 2021 Plan; as provided in the 2021 Plan, the Column C number includes the new/additional shares originally authorized under the 2021 Plan along with shares underlying ECP awards that have been forfeited or cancelled since the 2021 Plan was initially approved by shareholders, net of shares underlying 2021 Plan awards that are outstanding or have been paid. The ECP initially was approved by shareholders in 2003, most recently was re-approved in 2016, and has terminated. The IBKC Plans were approved by IBKC's shareholders in 2020, 2011, 2014, 2016, and 2019, and all have terminated. FHN and IBKC closed a merger-of-equals transaction in 2020, as a result of which FHN became the plan sponsor for the IBKC Plans and their awards. The CBF Plans were approved by shareholders of CBF or certain other predecessor companies, and all have terminated. FHN merged with CBF in 2017, as a result of which FHN became the plan sponsor for the CBF Plans and their awards. "Terminated" means no new awards may be granted under the plan.
(2)    Consists entirely of outstanding options issued under terminated plans approved by shareholders.

Only the 2021 Plan permits new awards to be granted; all other plans have terminated. At December 31, 2024, there were no shares issuable upon exercise of outstanding options under the 2021 Plan, and the total number of shares issuable upon exercise of outstanding options under the terminated plans was 958,622 shares.
Shares covered by outstanding options are shown in column A of Table 12.1. Outstanding equity awards other than options ("full-value awards"), consisting of unpaid stock units and restricted stock, are not included in any column in that Table. In total, 11,840,085 shares are covered by unpaid full-value awards, all granted under the 2021 Plan, the ECP, or the SIP. Of those, 11,003,999 are covered by unvested awards, and 836,086 are covered by awards that have vested but are subject to an unfulfilled mandatory deferral period.
Column C of Table 12.1 presents the total number of shares available for new awards under the 2021 Plan at

215	2024 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

December 31, 2024, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. The 2021 Plan permits the grant of options and full-value awards, as well as stock appreciation rights (none of which have been granted).
Beneficial Ownership of Corporation Stock
The information required for this Item pursuant to Item 403(a) and (b) of Regulation S-K is presented in our 2025 Proxy Statement under the heading Stock Ownership
Information. That information is incorporated into this Item by reference.
Change in Control Arrangements
We are not aware of any arrangements which may result in a change in control of First Horizon Corporation.

216	2024 FORM 10-K ANNUAL REPORT

ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS AND ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is presented in the following sections of our 2025 Proxy Statement:
•within the Corporate Governance section: Related Party Transaction Procedures and Transactions with Related Persons
•within the Board Matters section: Independence & Categorical Standards.
That information is incorporated into this Item by reference.
Our independent directors and nominees are identified in the Independence discussion within the Independence & Categorical Standards section of our 2025 Proxy Statement, referenced above.

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
Information regarding fees billed to FHN by our Auditor, KPMG LLP, for the two most recent fiscal years, as well as other information related to our Auditor, is incorporated herein by reference to the section of our 2025 Proxy Statement captioned Vote Item 3—Auditor Ratification. No services were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

217	2024 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements & Related Reports
Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of 2024 Financial Statements (Item 8) indicated in Table 15.1.

Table 15.1

Item 8 Page	Statement, Note, or Report Incorporated into Item 15
107	Report of Management on Internal Control over Financial Reporting
108	Reports of Independent Registered Public Accounting Firm
112	Consolidated Balance Sheets as of December 31, 2024 and 2023
113	Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
115	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
116	Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023, and 2022
117	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
119	Notes to the Consolidated Financial Statements

Financial Statement Schedules
Not applicable.
Exhibits
In the Exhibit Table that follows: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this report or as a separate disclosure document; and the phrase “2024 named executive officers” refers to those executive officers whose 2024 compensation is described in our 2025 Proxy Statement. All references to “First Horizon National Corporation” or to "First Tennessee
National Corporation" refer to us, under previous corporate names.
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

218	2024 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Table 15.2
10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Bylaws of First Horizon Corporation, as amended and restated January 27, 2025				8-K	3.1	1/30/2025
4.1	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series B]				8-K	4.1	7/2/2020
4.2	Form of Depositary Receipt--Series B (included as part of Exhibit 4.1 to this report)				8-K	4.1	7/2/2020
4.3	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.4	Form of Depositary Receipt--Series C (included as part of Exhibit 4.3 to this report)				8-K	4.2	7/2/2020
4.5	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.6	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.7	Form of Depositary Receipt--Series E (included as part of Exhibit 4.7 to this report)				8-K	4.1	5/28/2020
4.8	Deposit Agreement, dated as of May 3, 2021, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series F]				8-K	4.1	5/03/2021
4.9	Form of certificate representing the Series F Preferred Stock				8-K	4.2	5/03/2021
4.10	Form of Depositary Receipt-Series F representing the Depositary Shares (included as part of Exhibit 4.10 to this report)				8-K	4.1	5/03/2021
4.11	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				10-Q 2Q24	4.1	8/2/2024
4.12	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1 (a)	2021 Incentive Plan (as amended February 25, 2024)		X		Proxy 2024	App. A	3/11/2024
10.1 (b)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1 (c)	IBERIABANK Corporation 2019 Stock Incentive Plan		X		10-K 2020	10.1(b)	2/25/2021
10.1 (d)	IBERIABANK Corporation 2016 Stock Incentive Plan		X		10-K 2020	10.1(c)	2/25/2021
	Performance-Based Equity Award Documents
10.2 (a)	Form of Grant Notice for Executive Performance Stock Units [2022]		X		10-Q 1Q22	10.1	5/6/2022
10.2 (b)	Form of Grant Notice for Executive Performance Stock Units [2023]		X		10-K 2022	10.2(e)	3/1/2023
10.2 (c)	Form of Grant Notice for CEO Special Equity Performance Stock Units [2023]		X		8-K	10.3	8/4/2023

219	2024 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.2 (d)	Form of Grant Notice for Executive Performance Stock Units [2024]		X		10-K 2023	10.2(e)	2/22/2024
10.2 (e)	Form of Grant Notice for Executive Special Performance Stock Units [2024]		X		10-K 2023	10.2(f)	2/22/2024
10.2 (f)	Form of Grant Notice for Executive Performance Stock Units [2025]	X	X
	Stock Option Award Documents
10.3 (a)	Form of Grant Notice for Executive Stock Options [2018]		X		10-Q 1Q18	10.2	5/8/2018
10.3 (b)	Form of Grant Notice for Executive Stock Options [2019]		X		10-Q 1Q19	10.2	5/8/2019
10.3 (c)	Form of Grant Notice for Executive Stock Options [2020]		X		10-Q 1Q20	10.2	5/8/2020
10.3 (d)	Form of IBERIABANK Corporation Stock Option Agreement		X		10-K 2020	10.3(l)	2/25/2021
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Restricted Stock Units [2022]		X		10-Q 1Q22	10.2	5/6/2022
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units [2023]		X		10-K 2022	10.4(e)	3/1/2023
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units [2024]		X		10-K 2023	10.2(e)	2/22/2024
10.4 (d)	Form of Grant Notice for Executive Restricted Stock Units [2025]	X	X
10.4 (e)	Form of Grant Notice for Executive Special Restricted Stock Units [2024]		X		10-K 2023	10.2(f)	2/22/2024
10.4 (f)	Form of Grant Notice for CEO Special Equity Restricted Stock Units [2023]		X		8-K	10.4	8/4/2023
10.4 (g)	Form of Grant Notice for Restricted Cash Units (Modified Retention Program, Cliff Vesting) [2023]		X		10-K 2023	10.2(h)	2/22/2024
10.4 (h)	Director Compensation Policy (as amended April 2024)		X		10-Q 2Q24	10.1	8/2/2024
	Management Cash Incentive Plan Documents
10.5 (a)	Executive Bonus Plan		X		8-K	10.1	10/27/2021
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (a)	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6 (b)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007
10.6 (c)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6 (d)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (e)	Form of First Horizon Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (f)	Conformed copy of Employment Agreement dated August 3, 2023 with D. Bryan Jordan		X		8-K	10.2	8/4/2023
10.6 (g)	Retention Agreement of Anthony J. Restel, dated November 3, 2019		X		8-K	10.1	7/2/2020
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017

220	2024 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh No	Filing Date
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q23	10.1	11/7/2023
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)	Conformed copy of Amendment No. 1 to the First Horizon National Corporation Deferred Compensation Plan [removing "National" from the plan name]		X		S-8 333- 273513	4.5	7/28/2023
10.7 (g)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
	Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors		X		10-K 2020	10.8(b)	2/25/2021
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Certain Executive Officers	X	X
10.8 (h)	Description of 2025 Salary Rates for 2024 Named Executive Officers	X	X
	Other Exhibits
14	Code of Ethics for Senior Financial Officers				10-K 2022	14	3/1/2023
19.1	Inside Information Policy				10-Q 2Q23	19.1	8/4/2023
19.2	Inside Information Procedures	X
21	Subsidiaries of First Horizon Corporation	X
23	Accountant’s Consents	X
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X

221	2024 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh No	Filing Date
97	Erroneously Awarded Compensation Recovery Policy				10-K 2023	97	2/22/2024
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at December 31, 2024 and 2023;
(ii) Consolidated Statements of Income for the Years Ended December 31, 2024, 2023, and 2022;
(iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022;
(iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023, and 2022;
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022; and
(vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

Item 16. Form 10-K Summary
Not applicable.

222	2024 FORM 10-K ANNUAL REPORT

SIGNATURES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON CORPORATION

Date: February 27, 2025	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date*	Signature*	Title	Date*
D. Bryan Jordan D. Bryan Jordan	Chairman of the Board, President & Chief Executive Officer, and a Director (principal executive officer)	*	Hope Dmuchowski Hope Dmuchowski	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	*
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	*	Harry V. Barton, Jr. Harry V. Barton, Jr.	Director	*
Jeffrey J. Brown Jeffrey J. Brown	Director	*	Velia Carboni Velia Carboni	Director	*
John C. Compton John C. Compton	Director	*	Wendy P. Davidson Wendy P. Davidson	Director	*
John W. Dietrich John W. Dietrich	Director	*	J. Michael Kemp, Sr. J. Michael Kemp, Sr.	Director	*
Rick E. Maples Rick E. Maples	Director	*	Vicki R. Palmer Vicki R. Palmer	Director	*
Colin V. Reed Colin V. Reed	Director	*	Cecelia D. Stewart Cecelia D. Stewart	Director	*
Rosa Sugrañes Rosa Sugrañes	Director	*	R. Eugene Taylor R. Eugene Taylor	Director	*

*By: /s/ Shannon M. Hernandez	February 27, 2025
Shannon M. Hernandez
As Attorney-in-Fact

223	2024 FORM 10-K ANNUAL REPORT