Form 10-Q
period 2025-03-31
FIRST HORIZON CORP
filed 2025-05-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2025
Common Stock, $0.625 par value	507,233,437

10-Q REPORT TABLE OF CONTENTS

GLOSSARY

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
C&I	Commercial, financial, and industrial loan portfolio
CECL	Current expected credit loss
CEO	Chief Executive Officer
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.

GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PD	Probability of default
PPNR	Pre-provision net revenue
PTNI	Pre-tax net income
RE	Real estate
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk

1	1Q25 FORM 10-Q REPORT

GLOSSARY

TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	1Q25 FORM 10-Q REPORT

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

3	1Q25 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS AND NON-GAAP INFORMATION

factors, including those factors listed above or presented elsewhere in this report, those factors listed in material incorporated by reference into this report, and other factors not listed. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risks and factors discussed in Item 2 of Part I and Item 1A of Part II of this report, and in the forepart, and in Items 1, 1A, and 7, of FHN’s most recent Annual Report on Form 10-K, among others. Readers should also consult any further disclosures of a forward-looking nature in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

4	1Q25 FORM 10-Q REPORT

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

5	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

6	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Cash and due from banks	$915	$906
Interest-bearing deposits with banks	1,164	1,538
Federal funds sold and securities purchased under agreements to resell	728	631
Trading securities	1,376	1,387
Securities available for sale at fair value	8,075	7,896
Securities held to maturity (fair value of $1,092 and $1,083, respectively)	1,258	1,270
Loans held for sale (including $114 and $85 at fair value, respectively)	510	551
Loans and leases	62,215	62,565
Allowance for loan and lease losses	(822)	(815)
Net loans and leases	61,393	61,750
Premises and equipment	569	574
Goodwill	1,510	1,510
Other intangible assets	133	143
Other assets	3,860	3,996
Total assets	$81,491	$82,152

Liabilities
Noninterest-bearing deposits	$15,835	$16,021
Interest-bearing deposits	48,373	49,560
Total deposits	64,208	65,581
Trading liabilities	670	550
Short-term borrowings	3,795	3,400
Term borrowings	1,691	1,195
Other liabilities	2,083	2,315
Total liabilities	72,447	73,041

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 16,750 shares	426	426
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 507,315,184 and 524,280,412 shares, respectively	317	328
Capital surplus	4,472	4,808
Retained earnings	4,517	4,382
Accumulated other comprehensive loss, net	(983)	(1,128)
FHN shareholders' equity	8,749	8,816
Noncontrolling interest	295	295
Total equity	9,044	9,111
Total liabilities and equity	$81,491	$82,152

See accompanying notes to consolidated financial statements.

7	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2025	2024
Interest income
Interest and fees on loans and leases	$895	$952
Interest and fees on loans held for sale	9	9
Interest on investment securities	69	60
Interest on trading securities	20	20
Interest on other earning assets	21	32
Total interest income	1,014	1,073
Interest expense
Interest on deposits	329	398
Interest on trading liabilities	7	5
Interest on short-term borrowings	29	28
Interest on term borrowings	18	17
Total interest expense	383	448
Net interest income	631	625
Provision for credit losses	40	50
Net interest income after provision for credit losses	591	575
Noninterest income
Fixed income	49	52
Deposit transactions and cash management	40	44
Brokerage, management fees and commissions	26	24
Card and digital banking fees	18	19
Other service charges and fees	12	13
Trust services and investment management	12	11
Mortgage banking income	8	9
Other income	16	22
Total noninterest income	181	194
Noninterest expense
Personnel expense	279	301
Net occupancy expense	35	31
Computer software	32	30
Operations services	23	21
Legal and professional fees	14	14
Deposit insurance expense	13	24
Advertising and public relations	10	8
Amortization of intangible assets	10	11
Equipment expense	10	11
Contract employment and outsourcing	8	13
Communications and delivery	8	8
Other expense	45	43
Total noninterest expense	487	515
Income before income taxes	285	254
Income tax expense	63	57
Net income	$222	$197
Net income attributable to noncontrolling interest	4	5
Net income attributable to controlling interest	$218	$192
Preferred stock dividends	5	8
Net income available to common shareholders	$213	$184

8	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)

Basic earnings per common share	$0.41	$0.33
Diluted earnings per common share	$0.41	$0.33
Weighted average common shares	517,116	554,977
Diluted average common shares	523,423	557,873

See accompanying notes to consolidated financial statements.

9	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in millions) (Unaudited)	2025	2024
Net income	$222	$197
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	116	(55)
Net unrealized gains (losses) on cash flow hedges	27	(30)
Net unrealized gains on pension and other postretirement plans	2	2
Other comprehensive income (loss)	145	(83)
Comprehensive income	367	114
Comprehensive income attributable to noncontrolling interest	4	5
Comprehensive income attributable to controlling interest	$363	$109
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$37	$(18)
Net unrealized gains (losses) on cash flow hedges	9	(10)
Net unrealized gains on pension and other postretirement plans	1	1

See accompanying notes to consolidated financial statements.

10	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2025
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2024	16,750	$426	524,280,412	$328	$4,808	$4,382	$(1,128)	$295	$9,111
Net income	—	—	—	—	—	218	—	4	222
Other comprehensive income (loss)	—	—	—	—	—	—	145	—	145
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(78)	—	—	(78)
Common stock repurchased (b)	—	—	(17,657,334)	(11)	(354)	—	—	—	(365)
Excise tax on common stock repurchased	—	—	—	—	(3)	—	—	—	(3)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	692,106	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2025	16,750	$426	507,315,184	$317	$4,472	$4,517	$(983)	$295	$9,044

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $360 million repurchased under FHN's $1 billion general purchase program approved in October 2024 and scheduled to expire in January 2026.

Three Months Ended March 31, 2024
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2023	26,750	$520	558,838,694	$349	$5,351	$3,964	$(1,188)	$295	$9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	192	—	5	197
Other comprehensive income (loss)	—	—	—	—	—	—	(83)	—	(83)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(11,051,980)	(7)	(152)	—	—	—	(159)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	850,272	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1	17	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2024	26,750	$520	548,636,986	$343	$5,214	$4,072	$(1,271)	$295	$9,173

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $154 million repurchased under FHN's $650 million general purchase program approved in January 2024 and terminated in October 2024.

See accompanying notes to consolidated financial statements.

11	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Dollars in millions) (Unaudited)	2025	2024
Operating Activities
Net income	$222	$197
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	40	50
Deferred income tax expense (benefit)	2	(57)
Depreciation and amortization of premises and equipment	14	14
Amortization of intangible assets	10	11
Net other amortization and accretion	(2)	1
Net decrease in trading securities	237	591
Net (increase) decrease in derivatives	(3)	4
Stock-based compensation expense	18	18
Loans held for sale:
Purchases and originations	(558)	(608)
Gross proceeds from settlements and sales	372	379
Gain due to fair value adjustments and other	(1)	(6)
Other operating activities, net	(2)	244
Total adjustments	127	641
Net cash provided by operating activities	349	838
Investing Activities
Proceeds from maturities of securities available for sale	217	183
Purchases of securities available for sale	(245)	(21)
Proceeds from prepayments of securities held to maturity	13	13
Purchases of premises and equipment	(9)	(10)
Net (increase) decrease in loans and leases	333	(488)
Net (increase) decrease in interest-bearing deposits with banks	373	(557)
Other investing activities, net	11	4
Net cash provided by (used in) investing activities	693	(876)
Financing Activities
Common stock:
Stock options exercised	3	—
Cash dividends paid	(80)	(85)
Repurchase of shares	(365)	(159)
Preferred stock:
Cash dividends paid - preferred stock - noncontrolling interest	(4)	(5)
Cash dividends paid - preferred stock	(8)	(8)
Net decrease in deposits	(1,373)	(39)
Net increase in short-term borrowings	395	154
Proceeds from issuance of term borrowings	497	11
Increases (decreases) in term borrowings	(1)	4
Net cash used in financing activities	(936)	(127)
Net increase (decrease) in cash and cash equivalents	106	(165)
Cash and cash equivalents at beginning of period	1,537	1,731
Cash and cash equivalents at end of period	$1,643	$1,566

Supplemental Disclosures
Total interest paid	$372	$420
Total taxes paid	4	3
Transfer from loans to OREO	—	1
Transfer from loans HFS to trading securities	227	342

See accompanying notes to consolidated financial statements.

12	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
Notes to the Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with FHN's audited consolidated financial statements and notes in FHN's Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified to conform to the current period presentation. See the Glossary included in this Report for terms used herein.
Summary of Accounting Changes
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
ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. FHN adopted ASU 2023-07 as of December 31, 2024 and its requirements have been applied retrospectively to all periods presented in Note 12 — Business Segment Information.
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
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" that requires tabular disclosure, on an annual and interim basis, of additional disaggregated information about prescribed expense categories if they are present in any expense caption on the face of the income statement within continuing operations. The prescribed categories applicable to FHN are employee compensation, depreciation, and intangible asset amortization. Other required expense disclosures must be included in the tabular disclosure when they are included in the same income statement caption as a prescribed expense category. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, annually, an entity’s definition of selling expenses.
ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The guidance is required to be applied prospectively. Early adoption and retrospective application are permitted. FHN is currently assessing the effects of adopting ASU 2024-03 on its financial statement disclosures.

13	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
In April 2024, the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. On March 27, 2025, the SEC voted to end the legal defense of the Climate Disclosures Rules. The SEC has not voted to withdraw the Climate Disclosures Rules. Therefore, the actual timing of the implementation of the Climate Disclosures Rules, if sustained through the judicial process and not withdrawn or modified by the SEC, is uncertain. FHN is assessing the potential effects of the Climate Disclosures Rules on its financial statements.

14	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of March 31, 2025 and December 31, 2024:

INVESTMENT SECURITIES AT MARCH 31, 2025
	March 31, 2025
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,183	$3	$(436)	$3,750
Government agency issued CMO	3,192	1	(280)	2,913
Other U.S. government agencies	1,200	2	(129)	1,073
States and municipalities	381	—	(42)	339
Total securities available for sale (a)	$8,956	$6	$(887)	$8,075

Securities held to maturity:
Government agency issued MBS	$793	$—	$(95)	$698
Government agency issued CMO	465	—	(71)	394
Total securities held to maturity (a)	$1,258	$—	$(166)	$1,092

(a)Includes $7.0 billion of securities available for sale and $1.2 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

INVESTMENT SECURITIES AT DECEMBER 31, 2024
	December 31, 2024
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,223	$1	$(522)	$3,702
Government agency issued CMO	3,079	—	(312)	2,767
Other U.S. government agencies	1,234	—	(161)	1,073
States and municipalities	394	—	(40)	354
Total securities available for sale (a)	$8,930	$1	$(1,035)	$7,896

Securities held to maturity:
Government agency issued MBS	$804	$—	$(109)	$695
Government agency issued CMO	466	—	(78)	388
Total securities held to maturity (a)	$1,270	$—	$(187)	$1,083

(a)Includes $6.9 billion of securities available for sale and $1.3 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

15	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of March 31, 2025 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$11	$11
After 1 year through 5 years	—	—	98	92
After 5 years through 10 years	—	—	265	237
After 10 years	—	—	1,207	1,072
Subtotal	—	—	1,581	1,412
Government agency issued MBS and CMO (a)	1,258	1,092	7,375	6,663
Total	$1,258	$1,092	$8,956	$8,075

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three months ended March 31, 2025 and 2024.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2025 and December 31, 2024:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of March 31, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$348	$(1)	$2,996	$(435)	$3,344	$(436)
Government agency issued CMO	656	(1)	1,722	(279)	2,378	(280)
Other U.S. government agencies	71	—	859	(129)	930	(129)
States and municipalities	76	(1)	242	(41)	318	(42)
Total	$1,151	$(3)	$5,819	$(884)	$6,970	$(887)

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$663	$(9)	$2,992	$(513)	$3,655	$(522)
Government agency issued CMO	675	(2)	1,744	(310)	2,419	(312)
Other U.S. government agencies	210	(6)	863	(155)	1,073	(161)
States and municipalities	66	(1)	256	(39)	322	(40)
Total	$1,614	$(18)	$5,855	$(1,017)	$7,469	$(1,035)

16	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $27 million and $29 million as of March 31, 2025 and December 31, 2024, respectively. Consistent with FHN's review of the related securities, there were no credit-related write-downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write-downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three months ended March 31, 2025 and 2024.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both March 31, 2025 and December 31, 2024. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of March 31, 2025 and December 31, 2024. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $100 million and $96 million at March 31, 2025 and December 31, 2024, respectively. The year-to-date 2025 and 2024 gross amounts of upward and downward valuation adjustments were not significant.
Unrealized losses of $2 million and unrealized gains of $5 million were recognized in the three months ended March 31, 2025 and 2024, respectively, for equity investments with readily determinable fair values.

17	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of March 31, 2025 and December 31, 2024, excluding accrued interest of $258 million and $271 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	March 31, 2025	December 31, 2024
Commercial:
Commercial and industrial (a)	$29,985	$29,957
Loans to mortgage companies	3,369	3,471
Total commercial, financial, and industrial	33,354	33,428
Commercial real estate	14,139	14,421
Consumer:
HELOC	2,095	2,092
Real estate installment loans	11,994	11,955
Total consumer real estate	14,089	14,047
Credit card and other (b)	633	669
Loans and leases	$62,215	$62,565
Allowance for loan and lease losses	(822)	(815)
Net loans and leases	$61,393	$61,750

(a)Includes equipment financing leases of $1.5 billion and $1.4 billion for March 31, 2025 and December 31, 2024, respectively.
(b)Includes $168 million and $174 million of commercial credit card balances as of March 31, 2025 and December 31, 2024, respectively.

Restrictions
Loans and leases with carrying values of $45.7 billion and $45.8 billion were pledged as collateral for borrowings at March 31, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of March 31, 2025, FHN had loans to mortgage companies of $3.4 billion and loans to finance and insurance companies of $3.5 billion. As a result, 20% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

18	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of March 31, 2025 and December 31, 2024.

C&I PORTFOLIO
	March 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$756	$5,804	$2,525	$3,344	$2,127	$4,674	$3,369	$8,744	$211	$31,554
Special Mention (PD grade 13)	—	72	25	82	55	69	—	193	6	502
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	1	109	160	230	161	241	—	362	34	1,298
Total C&I loans	$757	$5,985	$2,710	$3,656	$2,343	$4,984	$3,369	$9,299	$251	$33,354

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$5,590	$2,607	$3,649	$2,336	$1,055	$3,853	$3,471	$8,784	$248	$31,593
Special Mention (PD grade 13)	106	27	78	47	33	57	—	279	2	629
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	84	184	113	179	33	169	—	383	61	1,206
Total C&I loans	$5,780	$2,818	$3,840	$2,562	$1,121	$4,079	$3,471	$9,446	$311	$33,428

(a)    LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.

CRE PORTFOLIO
	March 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$160	$753	$1,391	$3,179	$2,457	$3,990	$304	$57	$12,291
Special Mention (PD grade 13)	—	—	42	172	267	121	43	—	645
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	—	3	33	333	307	521	6	—	1,203
Total CRE loans	$160	$756	$1,466	$3,684	$3,031	$4,632	$353	$57	$14,139

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$694	$1,296	$3,282	$2,778	$894	$3,281	$340	$47	$12,612
Special Mention (PD grade 13)	—	42	280	198	37	130	—	1	688
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	3	31	251	278	116	436	6	—	1,121
Total CRE loans	$697	$1,369	$3,813	$3,254	$1,047	$3,847	$346	$48	$14,421

19	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of March 31, 2025 and December 31, 2024. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following table classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	March 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$220	$1,028	$1,469	$1,974	$1,559	$2,150	$1,433	$54	$9,887
FICO score 720-739	25	146	192	266	209	364	178	17	1,397
FICO score 700-719	15	98	139	213	172	305	145	18	1,105
FICO score 660-699	28	132	158	181	99	361	147	24	1,130
FICO score 620-659	2	11	10	17	20	140	30	10	240
FICO score less than 620	2	22	19	19	18	211	29	10	330
Total consumer real estate loans	$292	$1,437	$1,987	$2,670	$2,077	$3,531	$1,962	$133	$14,089

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,045	$1,493	$2,009	$1,592	$675	$1,554	$1,430	$56	$9,854
FICO score 720-739	149	197	270	213	99	271	175	17	1,391
FICO score 700-719	98	140	217	175	72	242	150	18	1,112
FICO score 660-699	133	160	183	100	75	294	146	25	1,116
FICO score 620-659	11	10	17	21	20	122	30	9	240
FICO score less than 620	18	22	19	18	18	203	25	11	334
Total consumer real estate loans	$1,454	$2,022	$2,715	$2,119	$959	$2,686	$1,956	$136	$14,047

20	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of March 31, 2025 and December 31, 2024.

CREDIT CARD & OTHER PORTFOLIO
	March 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$7	$17	$18	$7	$4	$18	$190	$13	$274
FICO score 720-739	1	7	2	1	—	3	21	2	37
FICO score 700-719	—	1	1	1	—	2	12	—	17
FICO score 660-699	1	1	1	1	—	2	15	1	22
FICO score 620-659	—	1	1	—	—	1	8	—	11
FICO score less than 620	1	7	7	5	3	71	177	1	272
Total credit card and other loans	$10	$34	$30	$15	$7	$97	$423	$17	$633

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$21	$22	$10	$4	$2	$19	$197	$8	$283
FICO score 720-739	7	3	1	1	—	3	20	2	37
FICO score 700-719	1	2	2	—	—	2	14	—	21
FICO score 660-699	1	2	1	—	—	3	15	4	26
FICO score 620-659	2	1	—	—	—	1	9	—	13
FICO score less than 620	8	8	5	4	4	78	181	1	289
Total credit card and other loans	$40	$38	$19	$9	$6	$106	$436	$15	$669

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

21	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on March 31, 2025 and December 31, 2024.

ACCRUING & NON-ACCRUING LOANS AND LEASES
	March 31, 2025
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,764	$25	$1	$29,790	$116	$12	$67	$195	$29,985
Loans to mortgage companies	3,366	3	—	3,369	—	—	—	—	3,369
Total commercial, financial, and industrial	33,130	28	1	33,159	116	12	67	195	33,354
Commercial real estate:
CRE (b)	13,846	9	—	13,855	216	24	44	284	14,139
Consumer real estate:
HELOC (c)	2,050	11	3	2,064	18	3	10	31	2,095
Real estate installment loans (d)	11,850	42	4	11,896	30	14	54	98	11,994
Total consumer real estate	13,900	53	7	13,960	48	17	64	129	14,089
Credit card and other:
Credit card	249	4	—	253	—	—	—	—	253
Other	376	3	—	379	—	1	—	1	380
Total credit card and other	625	7	—	632	—	1	—	1	633
Total loans and leases	$61,501	$97	$8	$61,606	$380	$54	$175	$609	$62,215

	December 31, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,751	$32	$1	$29,784	$101	$26	$46	$173	$29,957
Loans to mortgage companies	3,471	—	—	3,471	—	—	—	—	3,471
Total commercial, financial, and industrial	33,222	32	1	33,255	101	26	46	173	33,428
Commercial real estate:
CRE (b)	14,124	3	—	14,127	221	10	63	294	14,421
Consumer real estate:
HELOC (c)	2,045	11	2	2,058	19	4	11	34	2,092
Real estate installment loans (d)	11,800	39	17	11,856	31	10	58	99	11,955
Total consumer real estate	13,845	50	19	13,914	50	14	69	133	14,047
Credit card and other:
Credit card	262	2	1	265	—	—	—	—	265
Other	400	2	—	402	—	1	1	2	404
Total credit card and other	662	4	1	667	—	1	1	2	669
Total loans and leases	$61,853	$89	$21	$61,963	$372	$51	$179	$602	$62,565

(a)    $185 million and $172 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.
(b)    $278 million and $287 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.
(c)    $3 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2025 and 2024.
(d)    $8 million and $9 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of March 31, 2025 and December 31, 2024, FHN had commercial loans with amortized cost of approximately $356 million and $352 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $122 million and $234 million, respectively, at March 31, 2025. The collateral for these loans generally consists of business

22	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
assets including land, buildings, equipment, and financial assets. During the three months ended March 31, 2025, FHN recognized charge-offs of $24 million on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $6 million and $38 million, respectively, as of March 31, 2025 and $6 million and $36 million, respectively, as of December 31, 2024. Charge-offs relating to collateral-dependent consumer loans were not significant for the three months ended March 31, 2025 and March 31, 2024.
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
Modifications for troubled consumer loans are generally structured using parameters of U.S. government-sponsored programs. For HELOC and real estate installment loans, troubled loans are typically modified by an interest rate reduction and a possible maturity date extension to reach an affordable housing expense-to-income ratio. Despite the absence of a loan modification by FHN, the discharge of personal liability through bankruptcy proceedings is considered a court-imposed modification.
For the credit card portfolio, troubled loan modifications are typically effected through either a short-term credit card hardship program or a longer-term credit card workout program. In the credit card hardship program, borrowers may be granted rate and payment reductions for six months to one year. In the credit card workout program, borrowers are granted a rate reduction to 0% and a term extension for up to five years.
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of March 31, 2025.

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

Interest Rate Reduction
	March 31, 2025			March 31, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Reduced weighted-average contractual interest rate from 9.35% to 3.00%	$—	—%	Reduced weighted-average contractual interest rate from 9.95% to 6.75%
Credit card and other (a)	—	—	N/A	—	—	Reduced weighted-average contractual interest rate from 20.50% to 0.00%
Total	$—	—%		$—	—%
(a) Balance less than $1 million.

23	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	Term Extension
	March 31, 2025			March 31, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$78	0.2%	Added a weighted-average 1.0 year to the life of loans, which reduced monthly payment amounts for the borrowers	$64	0.2%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	29	0.2	Added a weighted-average 1.6 years to the life of loans, which reduced monthly payment amounts for the borrowers	19	0.1	Added a weighted-average 0.8 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$107	0.2%		$83	0.1%

Principal Forgiveness
	March 31, 2025			March 31, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Less than $1 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not reaffirmed the debt as of period end	$—	—%	Less than $1 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not reaffirmed the debt as of period end
Total	$—	—%		$—	—%
(a) Balance less than $1 million.

	Combination - Term Extension and Interest Rate Reduction
	March 31, 2025			March 31, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I (a)	$—	—%	Added a weighted-average 1.2 years to the life of loans and reduced weighted-average contractual interest rate from 9.00% to 8.00%	$—	—%	N/A
Consumer real estate (a)	—	—	Added a weighted-average 11.4 years to the life of loans and reduced weighted-average contractual interest rate from 8.88% to 3.16%	1	—	Added a weighted-average 18.8 years to the life of loans and reduced weighted-average contractual interest rate from 6.43% to 3.69%
Total	$—	—%		$1	—%
(a) Balance less than $1 million.

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $1 million for the three months ended March 31, 2025 and March 31, 2024. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

24	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table depicts the performance of loans that have been modified in the last 12 months.

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	March 31, 2025

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$133	$—	$—	$16
CRE	178	—	—	69
Consumer Real Estate	2	—	—	1
Total	$313	$—	$—	$86

25	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
The ACL is maintained at a level management believes to be appropriate to absorb expected credit losses over the contractual life of the loan and lease portfolio and unfunded lending commitments. The determination of the ACL is based on periodic evaluation of the loan and lease portfolios and unfunded lending commitments considering a number of relevant underlying factors, including key assumptions and evaluation of quantitative and qualitative information.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses are included as components of other assets. The total amounts of interest reversals from loans placed on nonaccrual status and the amounts of income recognized on nonaccrual loans during the three months ended March 31, 2025 and 2024 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The increase in the ACL balance as of March 31, 2025, as compared to December 31, 2024, was largely driven by deterioration in macroeconomic forecasts and reflects emerging concerns around potential economic instability. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple scenarios for its macroeconomic inputs, including a baseline scenario, an upside scenario, and a downside scenario from Moody’s. As of March 31, 2025, among other things, FHN's scenario selection process factored in the outlook for production, inflation, interest rates, employment, real estate prices, international conflict, and the uncertainty around tariff policy. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. Smaller weights were placed on the FHN-selected downside scenario and on the FHN-selected upside scenario.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three months ended March 31, 2025 and 2024.

26	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended March 31, 2025
Allowance for loan and lease losses:
Balance as of January 1, 2025	$345	$227	$221	$22	$815
Charge-offs	(34)	(3)	—	(4)	(41)
Recoveries	6	4	1	1	12
Provision for loan and lease losses	28	(3)	8	3	36
Balance as of March 31, 2025	$345	$225	$230	$22	$822

Reserve for remaining unfunded commitments:
Balance as of January 1, 2025	$57	$11	$11	$—	$79
Provision for remaining unfunded commitments	6	(2)	—	—	4
Balance as of March 31, 2025	63	9	11	—	83
Allowance for credit losses as of March 31, 2025	$408	$234	$241	$22	$905

	Three Months Ended March 31, 2024
Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(28)	(12)	—	(6)	(46)
Recoveries	3	—	1	2	6
Provision for loan and lease losses	34	21	(3)	2	54
Balance as of March 31, 2024	$348	$181	$231	$27	$787

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	$49	$22	$12	$—	$83
Provision for remaining unfunded commitments	—	(4)	—	—	(4)
Balance as of March 31, 2024	49	18	12	—	79
Allowance for credit losses as of March 31, 2024	$397	$199	$243	$27	$866

The following table presents gross charge-offs by year of origination for the three months ended March 31, 2025 and 2024.

GROSS CHARGE-OFFS
	Three Months Ended March 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
C&I	$—	$—	$—	$5	$16	$12	$1	$34
CRE	—	—	—	—	—	3	—	3
Consumer Real Estate	—	—	—	—	—	—	—	—
Credit Card and Other	2	—	—	—	—	—	2	4
Total	$2	$—	$—	$5	$16	$15	$3	$41

	Three Months Ended March 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$—	$—	$7	$13	$1	$6	$1	$28
CRE	—	—	—	—	—	12	—	12
Consumer Real Estate	—	—	—	—	—	—	—	—
Credit Card and Other	2	—	—	—	—	1	3	6
Total	$2	$—	$7	$13	$1	$19	$4	$46

27	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
Note 5—Mortgage Banking Activity
FHN originates mortgage loans for sale into the secondary market. These loans primarily consist of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but may also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking income on the Consolidated Statements of Income.
At March 31, 2025, FHN had approximately $30 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2025 and 2024, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity related to residential mortgage loans held for sale as of and for the three months ended March 31, 2025 and the year ended December 31, 2024.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	March 31, 2025	December 31, 2024
Balance at beginning of period	$81	$62
Originations and purchases	234	951
Sales, net of gains	(207)	(932)
Balance at end of period	$108	$81

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of March 31, 2025 and December 31, 2024.

MORTGAGE SERVICING RIGHTS
	March 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$32	$(10)	$22	$30	$(9)	$21

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of March 31, 2025 and December 31, 2024. Total mortgage servicing fees included in mortgage banking income were $1 million for the three months ended March 31, 2025 and 2024.

28	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

GOODWILL
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2023 (a)	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2024	$1,217	$293	$1,510
Additions	—	—	—
March 31, 2025	$1,217	$293	$1,510

(a)FHN reorganized its management reporting structure and reallocated goodwill in its segments and reporting units during the fourth quarter of 2024. Prior periods have been revised to reflect this reallocation.

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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.

OTHER INTANGIBLE ASSETS
	March 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$356	$(241)	$115	$356	$(233)	$123
Client relationships	32	(19)	13	32	(18)	14
Other (a)	27	(22)	5	27	(21)	6
Total	$415	$(282)	$133	$415	$(272)	$143

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

29	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.

PREFERRED STOCK
(Dollars in millions)								March 31, 2025	December 31, 2024
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						16,750	$438	$426	$426

(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) The fixed dividend rate will reset on August 1, 2025 to three-month CME Term SOFR plus 4.52361% (0.26161% plus 4.262%).
(c) The fixed dividend rate will reset on May 1, 2026 to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%).

Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On March 31, 2025 and December 31, 2024, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At March 31, 2025 and December 31, 2024, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.

The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

30	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2025 and 2024:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of Jan 1, 2025	$(782)	$(94)	$(252)	$(1,128)
Net unrealized gains (losses)	116	18	—	134
Amounts reclassified from AOCI	—	9	2	11
Other comprehensive income (loss)	116	27	2	145
Balance as of March 31, 2025	$(666)	$(67)	$(250)	$(983)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of Jan 1, 2024	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	(55)	(43)	—	(98)
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	(55)	(30)	2	(83)
Balance as of March 31, 2024	$(891)	$(110)	$(270)	$(1,271)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended March 31,
Details about AOCI	2025	2024	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$12	$17	Interest and fees on loans and leases
Tax expense (benefit)	(3)	(4)	Income tax expense
	9	13
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$3	$3	Other expense
Tax expense (benefit)	(1)	(1)	Income tax expense
	2	2
Total reclassification from AOCI	$11	$15

31	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows.

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2025	2024
Net income	$222	$197
Net income attributable to noncontrolling interest	4	5
Net income attributable to controlling interest	218	192
Preferred stock dividends	5	8
Net income available to common shareholders	$213	$184

Weighted average common shares outstanding—basic	517,116	554,977
Effect of dilutive restricted stock, performance equity awards and options	6,307	2,896
Weighted average common shares outstanding—diluted	523,423	557,873

Basic earnings per common share	$0.41	$0.33
Diluted earnings per common share	$0.41	$0.33

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met.

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended March 31,
(Shares in thousands)	2025	2024
Stock options excluded from the calculation of diluted EPS	—	1,652
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$—	$16.53
Other equity awards excluded from the calculation of diluted EPS	2,396	8,382

32	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2025, the aggregate amount of liabilities established for all such loss contingency matters was $3 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2025, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

33	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $15 million as of both March 31, 2025 and December 31, 2024. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

34	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
Note 11—Retirement Plans
FHN sponsors a noncontributory, qualified defined benefit pension plan to associates hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2024. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2025.
FHN also maintains non-qualified plans, including a supplemental retirement plan that covers certain associates whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $4 million for 2024. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2025.
Service cost is included in personnel expense in the Consolidated Statements of Income. All other components of net periodic benefit cost are included in other expense.
For more information on FHN's pension plan and other postretirement benefit plans, see Note 17 - Retirement Plans and Other Employee Benefits in FHN's 2024 Annual Report on Form 10-K.
The components of net periodic benefit cost for the three months ended March 31 were as follows.

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Components of net periodic benefit cost
Interest cost	$8	$8
Expected return on plan assets	(8)	(8)
Amortization of unrecognized:
Actuarial (gain) loss	3	3
Net periodic benefit cost	$3	$3

35	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
Note 12—Business Segment Information
During fourth quarter 2024, FHN reorganized its internal management structure and, accordingly, reclassified its reportable business segments. Prior to the 2024 reclassification, FHN's reportable segments were: (1) Regional Banking, (2) Specialty Banking, and (3) Corporate. As a result of the 2024 reclassification, FHN revised its reportable segments as described below. Segment information for periods prior to fourth quarter 2024 has been reclassified to conform to the current period presentation.
FHN's operating segments are composed of the following:
•Commercial, Consumer & Wealth segment offers financial products and services, including traditional lending and deposit taking, to commercial and consumer clients primarily in the southern U.S. and other selected markets. Commercial, Consumer & Wealth also consists of lines of business that deliver product offerings and services with niche industry knowledge including asset-based lending, commercial real estate, equipment finance/leasing, energy, international banking, healthcare, and transportation and logistics. Additionally, Commercial, Consumer & Wealth provides investment, wealth management, financial planning, trust and asset management services for consumer clients as well as delivering treasury management solutions, loan syndications, and corporate banking services.
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
Periodically, FHN adapts its segments to reflect managerial or strategic changes. FHN may also modify its methodology of allocating expenses and equity among segments, which could change historical segment results. Business segment revenue, expense, asset, and equity levels reflect those which are specifically identifiable, or which are allocated based on an internal allocation method. Because the allocations are based on internally developed assignments and allocations, to an extent they are subjective. Generally, all assignments and allocations have been consistently applied for all periods presented.
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

36	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
associated with credit risk estimates due to the CECL life-of-loan estimation requirement, which is highly sensitive to changes in economic forecasts. PPNR also represents a metric utilized by regulatory agencies in stress testing assessments. PTNI is used to incorporate credit risk estimates for a holistic view of pre-tax results in the evaluation of segment performance.
For the Corporate segment, the CODM uses after-tax income to evaluate performance and allocate resources.
After-tax income is most relevant for the Corporate segment because of minimal credit risk and inclusion of the impacts from all consolidated tax matters, which are not allocated, in addition to all other methodologies affecting pre-tax income among reported segments (e.g., FTP and cost allocations).
The following tables present financial information for each reportable business segment for the three months ended March 31, 2025 and 2024.

SEGMENT FINANCIAL INFORMATION
	Three Months Ended March 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$814	$124	$76	$1,014
Interest expense	291	28	64	383
Funds transfer pricing	101	(46)	(55)	—
Net interest income (expense)	624	50	(43)	631
Noninterest income	110	59	12	181
Total revenues	734	109	(31)	812
Noninterest expense (a)	343	77	67	487
Pre-provision net revenue (b)	391	32	(98)	325
Provision for credit losses	38	3	(1)	40
Income (loss) before income taxes	353	29	(97)	285
Income tax expense (benefit)	84	7	(28)	63
Net income (loss)	$269	$22	$(69)	$222
Average assets	$58,717	$8,495	$13,753	$80,965
Depreciation and amortization	9	2	10	21
Expenditures for long-lived assets	5	1	3	9

	Three Months Ended March 31, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$882	$115	$76	$1,073
Interest expense	351	31	66	448
Funds transfer pricing	94	(42)	(52)	—
Net interest income (expense)	625	42	(42)	625
Noninterest income	110	62	22	194
Total revenues	735	104	(20)	819
Noninterest expense (a)	347	75	93	515
Pre-provision net revenue (b)	388	29	(113)	304
Provision for credit losses	44	7	(1)	50
Income (loss) before income taxes	344	22	(112)	254
Income tax expense (benefit)	81	5	(29)	57
Net income (loss)	$263	$17	$(83)	$197
Average assets	$59,348	$7,146	$14,749	$81,243
Depreciation and amortization	9	2	15	26
Expenditures for long-lived assets	4	—	5	9

(a)2025 includes an FDIC special assessment of $1 million and $5 million in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment. 2024 includes $5 million of restructuring costs and an FDIC special assessment of $10 million in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

37	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2025 and 2024.

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended March 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$49	$—	$49
Deposit transactions and cash management	37	1	2	40
Brokerage, management fees and commissions	26	—	—	26
Card and digital banking fees	16	—	2	18
Other service charges and fees	12	—	—	12
Trust services and investment management	12	—	—	12
Mortgage banking income	—	8	—	8
Other income (b)	7	1	8	16
Total noninterest income	$110	$59	$12	$181

	Three Months Ended March 31, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$52	$—	$52
Deposit transactions and cash management	41	1	2	44
Brokerage, management fees and commissions	24	—	—	24
Card and digital banking fees	17	—	2	19
Other service charges and fees	12	—	1	13
Trust services and investment management	11	—	—	11
Mortgage banking income	—	9	—	9
Other income (b)	5	—	17	22
Total noninterest income	$110	$62	$22	$194

(a)2025 and 2024 include $9 million and $10 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Includes letter of credit fees and insurance commissions in scope of ASC 606.

38	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present a disaggregation of FHN's noninterest expense by major product line and reportable segment for the three months ended March 31, 2025 and 2024.

NONINTEREST EXPENSE DETAIL BY SEGMENT
	Three Months Ended March 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$135	$51	$93	$279
Net occupancy expense	21	2	12	35
Computer software	7	2	23	32
Operations services	4	6	13	23
Legal and professional fees	3	1	10	14
Deposit insurance expense	—	—	13	13
Advertising and public relations	1	—	9	10
Amortization of intangible assets	9	—	1	10
Equipment expense	2	—	8	10
Contract employment and outsourcing	1	1	6	8
Communications and delivery	2	1	5	8
Other expense	17	5	23	45
Cost allocations	141	8	(149)	—
Total noninterest expense	$343	$77	$67	$487

	Three Months Ended March 31, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$139	$51	$111	$301
Net occupancy expense	19	2	10	31
Computer software	8	1	21	30
Operations services	4	6	11	21
Legal and professional fees	2	—	12	14
Deposit insurance expense	—	—	24	24
Advertising and public relations	2	—	6	8
Amortization of intangible assets	10	—	1	11
Equipment expense	3	—	8	11
Contract employment and outsourcing	1	1	11	13
Communications and delivery	2	1	5	8
Other expense	21	5	17	43
Cost allocations	136	8	(144)	—
Total noninterest expense	$347	$75	$93	$515

39	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
Note 13—Variable Interest Entities
FHN makes equity investments in various entities that are considered VIEs, as defined by GAAP. A VIE typically does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company’s variable interest arises from contractual, ownership, or other monetary interests in the entity, which change with fluctuations in the fair value of the entity's net assets. FHN consolidates a VIE if FHN is the primary beneficiary of the entity. FHN is the primary beneficiary of a VIE if FHN's variable interest provides it with the power to direct the activities that most significantly impact the VIE and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to the VIE. To determine whether or not a variable interest held could potentially be significant to the VIE, FHN considers both qualitative and quantitative factors regarding the nature, size, and form of its involvement with the VIE. FHN assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis.
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of March 31, 2025 and December 31, 2024.

CONSOLIDATED VIEs
(Dollars in millions)	March 31, 2025	December 31, 2024
Assets:
Other assets	$190	$195

Liabilities:
Other liabilities	$163	$165

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
FHN accounts for qualifying LIHTC investments under the PAM. Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and made the election to apply the PAM for these programs. Expenses associated with non-qualifying LIHTC investments were not significant for the three months ended March 31, 2025 and 2024.

40	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 for investments accounted for under the PAM. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Income tax expense (benefit):
Amortization of qualifying investments	$17	$15
Tax credits	(20)	(17)
Other tax benefits related to qualifying investments	(2)	(2)

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

41	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
economic performance. Thus, FHN cannot be the trusts’ primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.
The following tables summarize FHN’s nonconsolidated VIEs as of March 31, 2025 and December 31, 2024.

NONCONSOLIDATED VIEs AT MARCH 31, 2025
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type
Low income housing partnerships	$659	$251	(a)
Other tax credit investments (b)	89	73	Other assets
Small issuer trust preferred holdings (c)	172	—	Loans and leases
On-balance sheet trust preferred securitization	26	88	(d)
Holdings of agency mortgage-backed securities (c)	8,158	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	397	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $408 million of current investments and $251 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)Includes $237 million classified as trading securities, $1.3 billion classified as securities held to maturity, and $6.7 billion classified as securities available for sale.
(f)Maximum loss exposure represents $397 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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

(a)Maximum loss exposure represents $395 million of current investments and $222 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $88 million classified as term borrowings.
(e)Includes $278 million classified as trading securities, $1.3 billion classified as securities held to maturity, and $6.5 billion classified as securities available for sale.
(f)Maximum loss exposure represents $381 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
(g)No exposure to loss due to nature of FHN's involvement.

42	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2025 and December 31, 2024, respectively, FHN had $404 million and $541 million of cash receivables and $17 million and $25 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

43	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $36 million and $45 million for the three months ended March 31, 2025 and 2024, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of March 31, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH TRADING
	March 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,094	$18	$146
Offsetting upstream interest rate contracts	4,275	100	18
Forwards and futures purchased	1,929	4	—
Forwards and futures sold	1,921	—	4

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,096	$8	$190
Offsetting upstream interest rate contracts	4,265	134	9
Forwards and futures purchased	1,421	1	6
Forwards and futures sold	1,426	7	—

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of March 31, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	March 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,230	$28	$278
Offsetting upstream interest rate contracts	8,530	276	28

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,301	$10	$372
Offsetting upstream interest rate contracts	8,301	369	11

44	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended March 31,
	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$111	$(86)
Offsetting upstream interest rate contracts (a)	(111)	86

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	March 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$35
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$67
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

45	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended March 31,
	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$36	$(39)
Gain (loss) recognized in other comprehensive income (loss)	18	(43)
Gain (loss) reclassified from AOCI into interest income	9	13

(a)Approximately $13 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	March 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$118	$1	$—
Forward contracts written	149	—	—

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$51	$—	$—
Forward contracts written	100	1	—

46	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three months ended March 31, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended March 31,
	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(1)	$(1)
Forward contracts written	1	—

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2025 and December 31, 2024, the derivative liabilities associated with the sales of Visa Class B shares were $18 million and $15 million, respectively. FHN recognized $5 million and $15 million, respectively, in derivative valuation adjustments related to prior sales of Visa Class B shares for the three months ended March 31, 2025 and year ended December 31, 2024. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2025 and December 31, 2024, these loans were valued at $10 million and $16 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of March 31, 2025 and December 31, 2024, the notional values of FHN’s risk participations were $224 million and $268 million of derivative assets and $884 million and $916 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at March 31, 2025 and December 31, 2024, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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

47	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $9 million of assets and $138 million of liabilities on March 31, 2025, and $5 million of assets and $187 million of liabilities on December 31, 2024. As of March 31, 2025 and December 31, 2024, FHN
had received collateral of $67 million and $82 million and posted collateral of $81 million and $96 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $9 million of assets and $138 million of liabilities on March 31, 2025, and $6 million of assets and $187 million of liabilities on December 31, 2024. As of March 31, 2025 and December 31, 2024, FHN had received collateral of $67 million and $82 million and posted collateral of $81 million and $96 million, respectively, in the normal course of business related to these contracts.
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

48	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2025
Interest rate derivative contracts	$423	$—	$423	$(79)	$(334)	$10
Forward contracts	5	—	5	(2)	—	3
	$428	$—	$428	$(81)	$(334)	$13

December 31, 2024
Interest rate derivative contracts	$522	$—	$522	$(73)	$(436)	$13
Forward contracts	8	—	8	(3)	(4)	1
	$530	$—	$530	$(76)	$(440)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, $1 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2025
Interest rate derivative contracts	$506	$—	$506	$(79)	$(124)	$303
Forward contracts	4	—	4	(2)	(1)	1
	$510	$—	$510	$(81)	$(125)	$304

December 31, 2024
Interest rate derivative contracts	$649	$—	$649	$(73)	$(168)	$408
Forward contracts	6	—	6	(3)	(1)	2
	$655	$—	$655	$(76)	$(169)	$410

(a)Included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, $20 million and $16 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

49	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
Note 15—Master Netting and Similar Agreements—Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase, and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (securities purchased under agreements to resell and securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Balance Sheets. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of March 31, 2025 and December 31, 2024.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
March 31, 2025	$681	$—	$681	$—	$(676)	$5
December 31, 2024	572	—	572	—	(567)	5

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of March 31, 2025 and December 31, 2024.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2025	$1,760	$—	$1,760	$—	$(1,760)	$—
December 31, 2024	2,096	—	2,096	—	(2,096)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

50	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of March 31, 2025 and December 31, 2024.

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	March 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,115	$—	$1,115
Government agency issued CMO	645	—	645
Total securities sold under agreements to repurchase	$1,760	$—	$1,760

	December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,535	$—	$1,535
Government agency issued CMO	561	—	561
Total securities sold under agreements to repurchase	$2,096	$—	$2,096

51	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

52	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	March 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$2	$—	$2
Government agency issued MBS	—	92	—	92
Government agency issued CMO	—	145	—	145
Other U.S. government agencies	—	218	—	218
States and municipalities	—	67	—	67
Corporate and other debt	—	830	—	830
SBA interest-only strips	—	—	22	22
Total trading securities	—	1,354	22	1,376
Loans held for sale (elected fair value)	—	101	13	114
Securities available for sale:
Government agency issued MBS	—	3,750	—	3,750
Government agency issued CMO	—	2,913	—	2,913
Other U.S. government agencies	—	1,073	—	1,073
States and municipalities	—	339	—	339
Total securities available for sale	—	8,075	—	8,075
Other assets:
Deferred compensation mutual funds	107	—	—	107
Equity, mutual funds, and other	35	—	—	35
Derivatives, forwards and futures	5	—	—	5
Derivatives, interest rate contracts	—	423	—	423
Derivatives, other	—	1	—	1
Total other assets	147	424	—	571
Total assets	$147	$9,954	$35	$10,136
Trading liabilities:
U.S. treasuries	$—	$548	$—	$548
Corporate and other debt	—	122	—	122
Total trading liabilities	—	670	—	670
Other liabilities:
Derivatives, forwards and futures	4	—	—	4
Derivatives, interest rate contracts	—	506	—	506
Derivatives, other	—	1	18	19
Total other liabilities	4	507	18	529
Total liabilities	$4	$1,177	$18	$1,199

53	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	98	—	98
Government agency issued CMO	—	180	—	180
Other U.S. government agencies	—	252	—	252
States and municipalities	—	64	—	64
Corporate and other debt	—	767	—	767
SBA interest-only strips	—	—	23	23
Total trading securities	—	1,364	23	1,387
Loans held for sale (elected fair value)	—	69	16	85
Securities available for sale:
Government agency issued MBS	—	3,702	—	3,702
Government agency issued CMO	—	2,767	—	2,767
Other U.S. government agencies	—	1,073	—	1,073
States and municipalities	—	354	—	354
Total securities available for sale	—	7,896	—	7,896
Other assets:
Deferred compensation mutual funds	111	—	—	111
Equity, mutual funds, and other	35	—	—	35
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	522	—	522
Derivatives, other	—	1	—	1
Total other assets	154	523	—	677
Total assets	$154	$9,852	$39	$10,045
Trading liabilities:
U.S. treasuries	$—	$440	$—	$440
Other U.S. government agencies	—	7	—	7
Corporate and other debt	—	103	—	103
Total trading liabilities	—	550	—	550
Other liabilities:
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	649	—	649
Derivatives, other	—	1	15	16
Total other liabilities	6	650	15	671
Total liabilities	$6	$1,200	$15	$1,221

54	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2025 and 2024 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE
	Three Months Ended March 31, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2025	$23		$16		$(15)
Total net gains (losses) included in net income	(2)		—		(5)
Sales	(3)		(4)		—
Settlements	—		—		2
Net transfers into (out of) Level 3	4	(b)	1		—
Balance on March 31, 2025	$22		$13		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(5)	(d)

	Three Months Ended March 31, 2024
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(1)		—		—
Purchases	—		1		—
Sales	(2)		(13)		—
Settlements	—		—		3
Net transfers into (out of) Level 3	9	(b)	—		—
Balance on March 31, 2024	$19		$14		$(20)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into Level 3 SBA interest-only strips reflect transfers out of SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2025 and 2024.

55	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at March 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$371	$—	$371
Loans and leases (a)	—	—	345	345
OREO (b)	—	—	3	3

	Carrying value at December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$438	$—	$438
Loans and leases (a)	—	—	344	344
OREO (b)	—	—	3	3

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2025 and 2024.

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended March 31,
(Dollars in millions)	2025	2024
Loans held for sale—SBAs and USDA	$(1)	$—
Loans and leases (a)	(23)	(31)
	$(24)	$(31)

(a)Write-downs on these loans are recognized as part of provision for credit losses.

56	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three months ended March 31, 2025 and 2024.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of March 31, 2025 and December 31, 2024.

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at March 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$22	Discounted cash flow	Constant prepayment rate	16% - 35%	18%
			Bond equivalent yield	(4)% - 19%	17%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	63% - 66%	64%
			Loss severity trends - First mortgage	0.0% - 2.2% of UPB	0.7%
Derivative liabilities, other	$18	Discounted cash flow	Visa covered litigation resolution amount	$3.5 billion - $4.5 billion	$4.1 billion
			Probability of resolution scenarios	10% - 25%	19%
			Time until resolution	6 - 36 months	24 months
Loans and leases (a)	$345	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

57	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$23	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	3% - 18%	17%
Loans held for sale - residential real estate	$16	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	63% - 71%	64%
			Loss severity trends - First mortgage	0.0% - 0.2% of UPB	0.1%
Derivative liabilities, other	$15	Discounted cash flow	Visa covered litigation resolution amount	$3.1 billion - $4.1 billion	$3.8 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	23 months
Loans and leases (a)	$344	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
Loans held for sale
Foreclosure losses and prepayment rates are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held for sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flows methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are reassessed quarterly.
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

58	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
FHN performs a probability-weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.
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

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	March 31, 2025
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$114	$117	$(3)
Nonaccrual loans	2	5	(3)

	December 31, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$85	$89	$(4)
Nonaccrual loans	3	5	(2)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table.

59	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$2	$1

For the three months ended March 31, 2025 and 2024, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

60	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

61	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of March 31, 2025 and December 31, 2024 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPs loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

62	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	March 31, 2025
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$33,009	$—	$—	$32,468	$32,468
Commercial real estate	13,914	—	—	13,665	13,665
Consumer:
Consumer real estate	13,859	—	—	13,398	13,398
Credit card and other	611	—	—	626	626
Total loans and leases, net of allowance for loan and lease losses	61,393	—	—	60,157	60,157
Short-term financial assets:
Interest-bearing deposits with banks	1,164	1,164	—	—	1,164
Federal funds sold	47	—	47	—	47
Securities purchased under agreements to resell	681	—	681	—	681
Total short-term financial assets	1,892	1,164	728	—	1,892
Trading securities (a)	1,376	—	1,354	22	1,376
Loans held for sale:
Mortgage loans (elected fair value) (a)	114	—	101	13	114
USDA & SBA loans - LOCOM	372	—	372	—	372
Mortgage loans - LOCOM	24	—	—	24	24
Total loans held for sale	510	—	473	37	510
Securities available for sale (a)	8,075	—	8,075	—	8,075
Securities held to maturity	1,258	—	1,092	—	1,092
Derivative assets (a)	429	5	424	—	429
Other assets:
Tax credit investments	747	—	—	715	715
Deferred compensation mutual funds	107	107	—	—	107
Equity, mutual funds, and other (b)	304	35	—	269	304
Total other assets	1,158	142	—	984	1,126
Total assets	$76,091	$1,311	$12,146	$61,200	$74,657
Liabilities:
Defined maturity deposits	$5,918	$—	$5,896	$—	$5,896
Trading liabilities (a)	670	—	670	—	670
Short-term financial liabilities:
Federal funds purchased	812	—	812	—	812
Securities sold under agreements to repurchase	1,760	—	1,760	—	1,760
Other short-term borrowings	1,223	—	1,223	—	1,223
Total short-term financial liabilities	3,795	—	3,795	—	3,795
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—new market tax credit investments	74	—	—	71	71
Secured borrowings	35	—	—	35	35
Junior subordinated debentures	152	—	—	142	142
Other long-term borrowings	1,383	—	1,376	—	1,376
Total term borrowings	1,691	—	1,376	295	1,671
Derivative liabilities (a)	529	4	507	18	529
Total liabilities	$12,603	$4	$12,244	$313	$12,561

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $66 million and FRB stock of $203 million.

63	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$33,083	$—	$—	$32,511	$32,511
Commercial real estate	14,194	—	—	13,894	13,894
Consumer:
Consumer real estate	13,826	—	—	13,262	13,262
Credit card and other	647	—	—	657	657
Total loans and leases, net of allowance for loan and lease losses	61,750	—	—	60,324	60,324
Short-term financial assets:
Interest-bearing deposits with banks	1,538	1,538	—	—	1,538
Federal funds sold	59	—	59	—	59
Securities purchased under agreements to resell	572	—	572	—	572
Total short-term financial assets	2,169	1,538	631	—	2,169
Trading securities (a)	1,387	—	1,364	23	1,387
Loans held for sale:
Mortgage loans (elected fair value) (a)	85	—	69	16	85
USDA & SBA loans - LOCOM	439	—	439	—	439
Mortgage loans - LOCOM	27	—	—	27	27
Total loans held for sale	551	—	508	43	551
Securities available for sale (a)	7,896	—	7,896	—	7,896
Securities held to maturity	1,270	—	1,083	—	1,083
Derivative assets (a)	531	8	523	—	531
Other assets:
Tax credit investments	706	—	—	692	692
Deferred compensation mutual funds	111	111	—	—	111
Equity, mutual funds, and other (b)	289	35	—	254	289
Total other assets	1,106	146	—	946	1,092
Total assets	$76,660	$1,692	$12,005	$61,336	$75,033
Liabilities:
Defined maturity deposits	$6,613	$—	$6,591	$—	$6,591
Trading liabilities (a)	550	—	550	—	550
Short-term financial liabilities:
Federal funds purchased	259	—	259	—	259
Securities sold under agreements to repurchase	2,096	—	2,096	—	2,096
Other short-term borrowings	1,045	—	1,045	—	1,045
Total short-term financial liabilities	3,400	—	3,400	—	3,400
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—new market tax credit investments	74	—	—	70	70
Secured borrowings	37	—	—	37	37
Junior subordinated debentures	151	—	—	142	142
Other long-term borrowings	886	—	866	—	866
Total term borrowings	1,195	—	866	296	1,162
Derivative liabilities (a)	671	6	650	15	671
Total liabilities	$12,429	$6	$12,057	$311	$12,374

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $51 million and FRB stock of $203 million.

64	1Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2025 and December 31, 2024.

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Unfunded Commitments:
Loan commitments	$21,158	$20,992	$1	$1
Standby and other commitments	709	753	9	9

65	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

66	1Q25 FORM 10-Q REPORT

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
At March 31, 2025, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,200 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2024 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
On March 7, 2025, FHN issued $500 million of Fixed Rate/Floating Rate Senior Notes due March 7, 2031. The Senior Notes will bear interest at a rate of 5.514% during the fixed rate period, during which time interest payments are due semi-annually on March 7 and September 7, commencing September 7, 2025 and ending on March 7, 2030. During the floating rate period, the Senior Notes will bear interest at a rate of compounded SOFR plus 1.766% with interest payments due quarterly beginning June 7,
2030 until the maturity date. FHN may redeem the Senior Notes, in whole or in part, from September 3, 2025, until March 7, 2030 (the "Par Call Date"), and in whole, but not in part, on the Par Call Date. The sale of the Senior Notes resulted in net proceeds, before one-time expenses, of approximately $498 million.

Financial Performance Summary
FHN reported first quarter 2025 net income available to common shareholders of $213 million, or $0.41 per diluted share, compared to $158 million, or $0.29 per diluted share, in fourth quarter 2024 and $184 million, or $0.33 per diluted share, in first quarter 2024.
Net interest income of $631 million increased $1 million compared to fourth quarter 2024, driven by lower interest-bearing deposit costs, partially offset by lower loan yields and loan volume. Net interest income increased $6 million compared to first quarter 2024, driven by lower funding costs, partially offset by lower yields on earning assets.
Provision for credit losses was $40 million for first quarter 2025 compared to $10 million for fourth quarter 2024 and $50 million for first quarter 2024. Net charge-offs were $29 million, or 19 basis points, compared to $13 million, or 8 basis points, in fourth quarter 2024, and $40 million, or 27 basis points, in first quarter 2024.
Noninterest income of $181 million increased $82 million compared to fourth quarter 2024, largely driven by securities losses tied to an opportunistic restructuring of a portion of the portfolio in the prior quarter. Noninterest income for first quarter 2025 decreased $13 million, or 7%, compared to first quarter 2024, largely driven by lower deferred compensation income.
Noninterest expense of $487 million decreased $21 million from fourth quarter 2024, largely resulting from lower contributions, outside services, and checking account promotion expenses. Compared with first quarter 2024, noninterest expense decreased $28 million, or 5%, largely reflecting a decrease in personnel expense and lower FDIC special assessment expense, partially offset by $5 million in Visa derivative valuation expense.
Period-end loans and leases of $62.2 billion decreased $350 million, or 1%, from December 31, 2024. Commercial loans declined $356 million from typical seasonal reductions in loans to mortgage companies and reductions in CRE balances from paydowns. Consumer loan growth was $6 million during the first quarter.
Period-end deposits of $64.2 billion decreased $1.4 billion, or 2%, compared to December 31, 2024, largely driven by the pay-off of $559 million in brokered CDs. Interest-bearing deposits decreased $1.2 billion and noninterest-bearing deposits decreased $186 million.
The Common Equity Tier 1 ratio was 10.93% at March 31, 2025 compared to 11.20% at December 31, 2024. Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2025 were 11.95% and 14.06%, down from 12.22% and 14.25% at December 31, 2024.

67	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following portions of this MD&A focus in more detail on the results of operations for the three months ended March 31, 2025, the three months ended December 31, 2024, and the three months ended March 31, 2024 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.
Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended
(Dollars in millions, except per share data)	March 31, 2025	December 31, 2024	March 31, 2024
Pre-provision net revenue (a)	$325	$221	$304
Diluted earnings per common share	$0.41	$0.29	$0.33
Return on average assets (b)	1.11%	0.82%	0.97%
Return on average common equity (c)	10.30%	7.38%	8.76%
Return on average tangible common equity (a) (d)	12.81%	9.17%	10.95%
Net interest margin (e)	3.42%	3.33%	3.37%
Noninterest income to total revenue (f)	22.29%	23.20%	23.72%
Efficiency ratio (g)	60.06%	61.98%	62.92%
Allowance for loan and lease losses to total loans and leases	1.32%	1.30%	1.27%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.19%	0.08%	0.27%
Total period-end equity to period-end assets	11.10%	11.09%	11.21%
Tangible common equity to tangible assets (a)	8.37%	8.37%	8.33%
Cash dividends declared per common share	$0.15	$0.15	$0.15
Book value per common share	$16.40	$16.00	$15.23
Tangible book value per common share (a)	$13.17	$12.85	$12.16
Common equity Tier 1	10.93%	11.20%	11.31%
Market capitalization	$9,852	$10,559	$8,449
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
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

68	1Q25 FORM 10-Q REPORT

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
The following table presents the major components of net interest income and net interest margin:

69	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
(Dollars in millions)	March 31, 2025			December 31, 2024			March 31, 2024
	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$46,951	$715	6.18%	$47,709	$771	6.43%	$46,756	$782	6.73%
Consumer loans	14,694	182	4.96	14,709	183	4.97	14,396	173	4.80
Total loans and leases	61,645	897	5.89	62,418	954	6.09	61,152	955	6.28
Loans held for sale	519	9	7.09	482	9	7.38	454	9	7.80
Investment securities	9,209	70	3.02	9,295	62	2.69	9,590	61	2.54
Trading securities	1,442	20	5.57	1,515	22	5.74	1,245	20	6.48
Federal funds sold	7	—	4.91	7	1	5.04	73	1	5.63
Securities purchased under agreements to resell	706	7	4.24	587	7	4.46	471	6	5.09
Interest-bearing deposits with banks	1,265	14	4.44	1,438	17	4.77	1,793	25	5.46
Total earning assets / Total interest income	$74,793	$1,017	5.50%	$75,742	$1,072	5.63%	$74,778	$1,077	5.78%
Cash and due from banks	886			911			948
Goodwill and other intangible assets, net	1,648			1,658			1,691
Premises and equipment, net	570			571			587
Allowance for loan and lease losses	(827)			(821)			(789)
Other assets	3,895			3,889			4,028
Total assets	$80,965			$81,950			$81,243

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$26,544	$175	2.67%	$26,836	$210	3.11%	$25,390	$206	3.27%
Other interest-bearing deposits	16,096	92	2.31	15,726	99	2.49	16,735	119	2.86
Time deposits	6,329	62	4.00	7,407	81	4.35	6,628	73	4.42
Total interest-bearing deposits	48,969	329	2.72	49,969	390	3.10	48,753	398	3.28
Federal funds purchased	565	6	4.47	386	5	4.80	339	5	5.50
Securities sold under agreements to repurchase	1,914	15	3.18	1,818	16	3.48	1,675	16	3.98
Trading liabilities	693	7	4.29	578	6	4.01	462	5	4.31
Other short-term borrowings	681	8	4.40	441	5	4.75	537	7	5.43
Term borrowings	1,332	18	5.41	1,206	16	5.52	1,156	17	5.71
Total interest-bearing liabilities / Total interest expense	$54,154	$383	2.87%	$54,398	$438	3.20%	$52,922	$448	3.40%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,535			16,123			16,626
Other liabilities	2,165			2,213			2,444
Total liabilities	71,854			72,734			71,992

Shareholders' equity	8,816			8,921			8,956
Noncontrolling interest	295			295			295
Total shareholders' equity	9,111			9,216			9,251
Total liabilities and shareholders' equity	$80,965			$81,950			$81,243

Net earnings assets / Net interest income (TE) / Net interest spread	$20,639	$634	2.63%	$21,344	$634	2.43%	$21,856	$629	2.38%
Taxable equivalent adjustment		(3)	0.79		(4)	0.90		(4)	0.99
Net interest income / Net interest margin (a)		$631	3.42%		$630	3.33%		$625	3.37%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

70	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

First Quarter 2025 versus Fourth Quarter 2024
Net interest income of $631 million in first quarter 2025 increased $1 million from fourth quarter 2024, and net interest margin increased 9 basis points to 3.42%, driven by lower interest-bearing deposit costs, partially offset by lower loan yields and loan volume. Loan yield decreased 20 basis points, and the cost of interest-bearing deposits decreased 38 basis points.
Average earning assets of $74.8 billion in first quarter 2025 decreased $949 million from fourth quarter 2024, largely due to a $773 million decrease in average loans and leases. Average interest-bearing liabilities decreased $244 million, largely reflecting a $1.0 billion decrease in average interest-bearing deposits, partially offset by a $630 million increase in average short-term borrowings and a $126 million increase in average term borrowings.
First Quarter 2025 versus First Quarter 2024
Net interest income increased $6 million from first quarter 2024 and the net interest margin increased 5 basis points to 3.42% in first quarter 2025, driven by lower funding costs, partially offset by lower yields on earning assets. Yields on earning assets decreased 28 basis points while funding costs decreased 53 basis points.
Average earning assets increased $15 million from first quarter 2024, largely attributable to a $493 million increase in average loans and leases, a $235 million increase in average securities purchased under agreements to resell, and a $197 million increase in average trading securities, partially offset by a $528 million decrease in average interest-bearing deposits with banks and a $381 million decrease in average investment securities. Average interest-bearing liabilities increased $1.2 billion, largely driven by a $216 million increase in average interest-bearing deposits and an $840 million increase in average short-term borrowings.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented:
Table I.2.3
NONINTEREST INCOME

	Three Months Ended			1Q25 vs. 4Q24		1Q25 vs. 1Q24
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$49	$49	$52	$—	—%	$(3)	(6)%
Deposit transactions and cash management	40	42	44	(2)	(5)	(4)	(9)
Brokerage, management fees and commissions	26	25	24	1	4	2	8
Card and digital banking fees	18	19	19	(1)	(5)	(1)	(5)
Other service charges and fees	12	11	13	1	9	(1)	(8)
Trust services and investment management	12	12	11	—	—	1	9
Mortgage banking income	8	8	9	—	—	(1)	(11)
Securities gains (losses), net	—	(91)	—	91	(100)	—	—
Other income	16	24	22	(8)	(33)	(6)	(27)
Total noninterest income	$181	$99	$194	$82	83%	$(13)	(7)%

First Quarter 2025 versus Fourth Quarter 2024
Noninterest income of $181 million increased $82 million, or 83%, as fourth quarter 2024 included a $91 million loss associated with an opportunistic restructuring of a portion of the securities portfolio.
Fixed income of $49 million remained unchanged from the prior quarter. Fixed income average daily revenue of $586 thousand decreased 11% from $659 thousand in fourth quarter 2024, offset by increased revenue associated with other products.
Other income decreased $8 million, largely driven by a $4 million decrease in deferred compensation income and a $3 million decrease in insurance commissions.

71	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

First Quarter 2025 versus First Quarter 2024
Noninterest income for first quarter 2025 decreased $13 million, or 7%, compared to first quarter 2024, largely driven by an $11 million decline in deferred compensation income.
Fixed income of $49 million decreased $3 million from first quarter 2024, largely reflecting less favorable market conditions. Fixed income average daily revenue of $586 thousand decreased $145 thousand, or 20%, compared to the same quarter of 2024. Revenue from other products increased $7 million compared to first quarter 2024.
Deposit transactions and cash management fees of $40 million decreased $4 million, largely attributable to lower overdraft fees.

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented:

Table I.2.4
NONINTEREST EXPENSE

	Three Months Ended			1Q25 vs. 4Q24		1Q25 vs. 1Q24
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$279	$276	$301	$3	1%	$(22)	(7)%
Net occupancy expense	35	34	31	1	3	4	13
Computer software	32	32	30	—	—	2	7
Operations services	23	25	21	(2)	(8)	2	10
Legal and professional fees	14	16	14	(2)	(13)	—	—
Deposit insurance expense	13	13	24	—	—	(11)	(46)
Advertising and public relations	10	11	8	(1)	(9)	2	25
Amortization of intangible assets	10	11	11	(1)	(9)	(1)	(9)
Equipment expense	10	10	11	—	—	(1)	(9)
Contract employment and outsourcing	8	11	13	(3)	(27)	(5)	(38)
Communications and delivery	8	8	8	—	—	—	—
Other expense	45	61	43	(16)	(26)	2	5
Total noninterest expense	$487	$508	$515	$(21)	(4)%	$(28)	(5)%

First Quarter 2025 versus Fourth Quarter 2024
Noninterest expense of $487 million decreased $21 million, or 4%, largely attributable to a decline in other expense which resulted from a $10 million contribution to the First Horizon Foundation and elevated checking account promotion expenses in fourth quarter 2024. Other expense also included $5 million in Visa derivative valuation expense in first quarter 2025.
Personnel expense of $279 million increased $3 million from the prior quarter, reflecting annual merit adjustments and incremental expense associated with performance award adjustments, partially offset by lower deferred compensation expense.
Decreases in operations services, legal and professional fees, and contract employment and outsourcing were largely attributable to the completion of technology projects which drove lower vendor costs.
First Quarter 2025 versus First Quarter 2024
Noninterest expense of $487 million decreased $28 million, or 5%, from first quarter 2024.
Personnel expense decreased $22 million compared to first quarter 2024, largely reflecting lower incentive-based compensation of $11 million and lower deferred compensation expense of $12 million.
Deposit insurance expense declined $11 million compared to the prior year quarter, largely attributable to lower FDIC special assessment expense.
The $2 million increase in other expense included $5 million in Visa derivative valuation expense in first quarter 2025.

72	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Provision for credit losses was $40 million for the first quarter 2025, compared to $10 million for the fourth quarter 2024 and $50 million for first quarter 2024. Net charge-offs in first quarter 2025 were $29 million, or 19 basis points, compared to $13 million, or 8 basis points, in the prior quarter, and $40 million, or 27 basis points, in first quarter 2024. Reserve build was $11 million for first quarter 2025, compared to a reserve release of $3 million in the prior quarter. The ACL to total loans and leases ratio increased 2 basis points from year-end 2024 to 1.45%, driven by uncertainty in the macroeconomic outlook. For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Income Taxes
FHN recorded income tax expense of $63 million in first quarter 2025, compared to $41 million in fourth quarter 2024 and $57 million in first quarter 2024.
The effective tax rate was approximately 22.0%, 19.3%, and 22.5% for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
FHN’s effective tax rate is favorably affected by recurring items such as tax credits and other tax benefits from tax credit investments, tax-exempt income, and bank-owned life insurance. The effective rate is unfavorably affected by the non-deductible portions of FDIC premium and executive compensation. FHN’s effective tax rate also may be affected by items that may occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate also may be affected by items resulting from business combinations.
A deferred tax asset ("DTA") or deferred tax liability ("DTL") is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of March 31, 2025, FHN’s gross DTA and gross DTL were $728 million and $550 million, respectively, resulting in a net DTA of $178 million at March 31, 2025, compared with a net DTA of $227 million at December 31, 2024.
As of March 31, 2025, FHN had DTA balances related to federal and state income tax carryforwards of $25 million and $3 million, respectively, which will expire at various dates.
Based on current analysis, FHN believes that its ability to realize the net DTA is more likely than not. FHN monitors its net DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
Business Segment Results
During fourth quarter 2024, FHN reorganized its internal management structure and, accordingly, its segment reporting structure. Prior to the restructure, FHN's reportable segments were Regional Banking, Specialty Banking, and Corporate. As a result of the restructure, FHN revised its reportable segments to include: (1) Commercial, Consumer & Wealth, (2) Wholesale, and (3) Corporate. Segment results for periods prior to fourth quarter 2024 have been recast to adjust for the realignment of the segment reporting structure. See Note 12 - Business Segment Information to the Consolidated Financial Statements in Part I, Item 1 of this report for additional disclosures related to FHN's segments.
Commercial, Consumer & Wealth
The Commercial, Consumer & Wealth segment generated pre-tax income of $353 million for first quarter 2025, a decrease of $22 million compared to fourth quarter 2024. Net interest income of $624 million decreased $11 million, driven by lower loan yields, fewer days in the first quarter, and a decline in DDA balances, partially offset by lower deposit costs. Provision for credit losses of $38 million increased $23 million from the prior quarter. Noninterest income decreased $6 million compared to the prior quarter, largely driven by declines in insurance commissions, deposit transaction and cash management fees, and card and digital banking fees. Noninterest expense decreased $18 million compared to fourth quarter 2024, largely due to lower advertising and public relations expenses allocated to the Commercial, Consumer & Wealth segment compared to the previous quarter.
Pre-tax income for first quarter 2025 increased $9 million to $353 million, compared to $344 million for first quarter 2024. Net interest income decreased $1 million and noninterest income remained flat compared to first quarter 2024. The provision for credit losses decreased

73	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

$6 million compared to first quarter 2024. Noninterest expense decreased $4 million compared to first quarter 2024, largely due to a decrease in personnel expense and other expense, partly offset by an increase in advertising and public relations costs allocated to the segment compared to the prior year.
Wholesale
Pre-tax income in the Wholesale segment of $29 million for first quarter 2025 decreased $7 million compared to fourth quarter 2024, largely driven by a $4 million decrease in revenue resulting from lower net interest income in first quarter 2025. Provision for credit losses increased $2 million and noninterest expense increased $1 million.
Fixed income of $49 million remained unchanged from the prior quarter, as a decline in average daily revenue was offset by an increase in other product revenue. Mortgage banking income of $8 million increased $1 million compared to the prior quarter.
Pre-tax income in the Wholesale segment increased $7 million compared to first quarter 2024. Revenue increased $5 million, primarily driven by higher net interest income compared to the previous year. Provision for credit losses was $3 million compared to $7 million in first quarter 2024. Noninterest expense increased $2 million, largely driven by higher personnel and outside services expense.
Corporate
Pre-tax loss for the Corporate segment was $97 million for first quarter 2025 compared to $200 million for fourth quarter 2024. The lower pre-tax loss for first quarter 2025 largely reflected a $17 million increase in net interest income and an $87 million increase in noninterest income compared to fourth quarter 2024. The increase in noninterest income was largely attributable to lower securities losses in first quarter 2025 due to an opportunistic restructuring of a portion of the securities portfolio that occurred in fourth quarter 2024. Noninterest expense declined $3 million, largely driven by a $10 million contribution to the First Horizon Foundation in the prior quarter, partially offset by $5 million in Visa derivative valuation expense in the current quarter.
Pre-tax loss for the Corporate segment was $97 million for the first quarter 2025 compared to $112 million for first quarter 2024, largely reflecting a $10 million decline in noninterest income and a $26 million decrease in noninterest expense. The decrease in noninterest income was largely a result of lower deferred compensation income compared to first quarter 2024. The decrease in noninterest expense was largely driven by lower personnel and deposit insurance expense compared to first quarter 2024. The decrease in personnel expense was largely attributable to lower deferred compensation expense and incentive-based compensation. The decrease in deposit insurance expense was tied to lower FDIC special assessment of $1 million in first quarter 2025, compared to $10 million in first quarter 2024. These decreases in noninterest expense were partially offset by an increase in other expense, largely the result of $5 million in Visa derivative valuation expense in the current quarter.
Analysis of Financial Condition

Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases of $62.2 billion as of March 31, 2025 decreased $350 million, or 1%, compared to December 31, 2024. Commercial loans and leases decreased $356 million, primarily from paydowns on commercial real estate loans and typical seasonal reductions in loans to mortgage companies. Consumer loans increased $6 million, primarily from growth in real estate installment loans, partially offset by declines in consumer construction and other consumer loans.
The following table provides details regarding FHN's loans and leases as of March 31, 2025 and December 31, 2024.

74	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.5
LOANS & LEASES

	As of March 31, 2025		As of December 31, 2024
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$33,354	54%	$33,428	53%	—%
Commercial real estate	14,139	22	14,421	23	(2)
Total commercial	47,493	76	47,849	76	(1)
Consumer:
Consumer real estate	14,089	23	14,047	23	—
Credit card and other	633	1	669	1	(5)
Total consumer	14,722	24	14,716	24	—
Total loans and leases	$62,215	100%	$62,565	100%	(1)%

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
On March 31, 2025 and December 31, 2024, loans HFS were $510 million and $551 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million and $1 million as of March 31, 2025 and December 31, 2024, respectively.
Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans and leases are comprised of C&I loans and leases and CRE loans. Consumer loans are comprised of consumer real estate loans and credit card and other loans.
FHN had a concentration of residential real estate loans of 23% of total loans as of both March 31, 2025 and December 31, 2024. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2024 in the Asset Quality section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2025 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2024.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 54% and 53% of the total portfolio as of March 31, 2025 and December 31, 2024, respectively. The C&I portfolio is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit. Total C&I loans and leases decreased $74 million to $33.4 billion as of March 31, 2025, compared to December 31, 2024.

75	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The decrease in C&I loans from December 31, 2024 was largely driven by a decrease in finance and insurance, energy, and loans to mortgage companies, partially offset by an increase in wholesale trade and various other portfolios. The largest geographical concentrations of balances in the C&I portfolio as of March 31, 2025 were in Tennessee (21%), Florida (12%), Texas (10%), North Carolina (7%), Louisiana (6%), and California (6%). No other state represented more than 5% of the portfolio. This mix was generally consistent with December 31, 2024.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2025 and December 31, 2024. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.6
C&I PORTFOLIO BY INDUSTRY

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Real estate and rental and leasing (a)	$3,834	11%	$3,888	12%
Finance and insurance	3,502	10	3,666	11
Loans to mortgage companies	3,369	10	3,471	10
Wholesale trade	2,564	8	2,433	7
Health care and social assistance	2,555	8	2,576	8
Manufacturing	2,380	7	2,312	7
Accommodation and food service	2,198	7	2,198	7
Retail trade	1,781	5	1,756	5
Transportation and warehousing	1,694	5	1,616	5
Energy	1,156	3	1,273	4
Other (professional, construction, entertainment, etc.) (b)	8,321	26	8,239	24
Total C&I loan portfolio	$33,354	100%	$33,428	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Each industry in this category makes up less than 5% of the total.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to borrowers in the finance and insurance industry and loans to mortgage companies were 20% of FHN’s C&I loan portfolio as of March 31, 2025 and 21% as of December 31, 2024, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of March 31, 2025 and December 31, 2024, respectively. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Finance and Insurance
The finance and insurance component represented 10% and 11% of the C&I portfolio as of March 31, 2025 and December 31, 2024, respectively, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2025, asset-based lending to consumer finance companies represented approximately $1.5 billion of the finance and insurance component.
Loans to Mortgage Companies
Loans to mortgage companies were 10% of the C&I portfolio as of both March 31, 2025 and December 31, 2024. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors. Balances in this portfolio generally fluctuate

76	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In first quarter 2025, 75% of the loan originations were home purchases and 25% were refinance transactions.
Commercial Real Estate
The CRE portfolio decreased to $14.1 billion as of March 31, 2025 compared to $14.4 billion as of December 31, 2024, largely attributable to paydowns. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on credit lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE loan balances as of March 31, 2025 were in Florida (26%), Texas (13%), North Carolina (13%), Georgia (9%), Tennessee (9%), and Louisiana (7%). No other state represented more than 5% of the portfolio. The mix was generally consistent with December 31, 2024.
The following table represents subcategories of CRE loans by property type.

Table I.2.7
CRE PORTFOLIO BY PROPERTY TYPE

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$5,015	35%	$5,122	36%
Office	2,711	19	2,785	19
Retail	2,175	15	2,167	15
Industrial	2,058	15	2,130	15
Hospitality	1,317	9	1,332	9
Land/land development	359	3	249	2
Other CRE (a)	504	4	636	4
Total CRE loan portfolio	$14,139	100%	$14,421	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily composed of home equity lines and installment loans. This portfolio totaled $14.1 billion and $14.0 billion as of March 31, 2025 and December 31, 2024, respectively. The largest geographical concentrations of balances as of March 31, 2025 were in Florida (29%), Tennessee (22%), Texas (12%), Louisiana (8%), North Carolina (7%), Georgia (6%), and New York (5%). No other state represented more than 5% of the portfolio. The mix was generally consistent with December 31, 2024.
As of March 31, 2025, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759, and the refreshed FICO scores averaged 756 as of March 31, 2025, representing no change from FICO scores as of December 31, 2024. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of March 31, 2025 and December 31, 2024, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $32 million and $26 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.1 billion of the consumer real estate portfolio as of both March 31, 2025 and December 31, 2024. FHN’s HELOCs typically have a 5- or 10-year draw period followed by a 10- or 20-year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of March 31, 2025, approximately 95% of FHN's HELOCs were in the draw period, which was consistent with December 31, 2024. It is expected that $603 million,

77	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.8
HELOC DRAW TO REPAYMENT SCHEDULE

	March 31, 2025		December 31, 2024
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$77	4%	$79	4%
13-24	97	5	90	5
25-36	136	7	134	7
37-48	137	7	147	7
49-60	156	7	148	7
>60	1,403	70	1,404	70
Total	$2,006	100%	$2,002	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $633 million as of March 31, 2025 and $669 million as of December 31, 2024. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $36 million decrease was primarily driven by net repayments in the overall portfolio.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report and “Critical Accounting Policies and Estimates” and Note 4 to the Consolidated Financial Statements in Part II, Item 8 of FHN's 2024 Form 10-K.
The ALLL increased to $822 million as of March 31, 2025 from $815 million as of December 31, 2024. The increase in the ALLL balance as of March 31, 2025 was largely driven by deterioration in macroeconomic forecasts and reflects emerging concerns around potential economic instability. The ALLL to total loans and leases ratio increased 2 basis points to 1.32% compared to 1.30% as of December 31, 2024. The ACL to total loans and leases ratio was 1.45% and 1.43% as of March 31, 2025 and December 31, 2024, respectively.

Consolidated Net Charge-offs
Net charge-offs in first quarter 2025 were $29 million, or an annualized 19 basis points of total loans and leases, compared to net charge-offs of $13 million, or 8 basis points, in fourth quarter 2024, and $40 million, or 27 basis points, in first quarter 2024.

78	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.9
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Allowance for loan and lease losses
C&I	$345	$345	$348
CRE	225	227	181
Consumer real estate	230	221	231
Credit card and other	22	22	27
Total allowance for loan and lease losses	$822	$815	$787

Reserve for remaining unfunded commitments
C&I	$63	$57	$49
CRE	9	11	18
Consumer real estate	11	11	12
Total reserve for remaining unfunded commitments	$83	$79	$79

Allowance for credit losses
C&I	$408	$402	$397
CRE	234	238	199
Consumer real estate	241	232	243
Credit card and other	22	22	27
Total allowance for credit losses	$905	$894	$866

Period-end loans and leases
C&I	$33,354	$33,428	$32,911
CRE	14,139	14,421	14,426
Consumer real estate	14,089	14,047	13,645
Credit card and other	633	669	771
Total period-end loans and leases	$62,215	$62,565	$61,753

ALLL / loans and leases %
C&I	1.04%	1.03%	1.06%
CRE	1.59	1.57	1.26
Consumer real estate	1.63	1.57	1.69
Credit card and other	3.41	3.28	3.57
Total ALLL / loans and leases %	1.32%	1.30%	1.27%

ACL / loans and leases %
C&I	1.22%	1.20%	1.21%
CRE	1.66	1.65	1.39
Consumer real estate	1.71	1.65	1.78
Credit card and other	3.41	3.28	3.57
Total ACL / loans and leases %	1.45%	1.43%	1.40%

Quarter-to-date net charge-offs (recoveries)
C&I	$28	$1	$25
CRE	(1)	9	12
Consumer real estate	(1)	(2)	(1)
Credit card and other	3	5	4
Total net charge-offs (recoveries)	$29	$13	$40

79	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Average loans and leases
C&I	$32,633	$33,108	$32,389
CRE	14,318	14,601	14,367
Consumer real estate	14,045	14,008	13,615
Credit card and other	649	701	781
Total average loans and leases	$61,645	$62,418	$61,152

Charge-off % (annualized)
C&I	0.35%	0.01%	0.31%
CRE	(0.02)	0.25	0.35
Consumer real estate	(0.02)	(0.05)	(0.03)
Credit card and other	1.60	2.78	1.98
Total charge-off %	0.19%	0.08%	0.27%

ALLL / annualized net charge-offs
C&I	303%	9,402%	345%
CRE	NM	624	364
Consumer real estate	NM	NM	NM
Credit card and other	208	113	178
Total ALLL / net charge-offs	695%	1,539%	485%

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
Total NPAs (including NPLs HFS) increased to $615 million as of March 31, 2025 from $608 million as of
December 31, 2024, largely driven by an increase in nonaccrual C&I loans, partially offset by a decline in nonaccrual CRE loans. The increase in nonaccrual C&I loans was largely driven by loans in the finance and insurance industry, partially offset by loans in the construction industry. This portfolio continues to maintain strong underwriting and client selection. The vast majority of NPAs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio increased 2 basis points to 0.98% as of March 31, 2025, compared to 0.96% as of December 31, 2024.

80	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.10
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	March 31, 2025	December 31, 2024
C&I	$195	$173
CRE	284	294
Consumer real estate	129	133
Credit card and other	1	2
Total nonperforming loans and leases (a)	$609	$602

Nonperforming loans held for sale (a)	$3	$3
Foreclosed real estate and other assets (b)	3	3
Total nonperforming assets (a) (b)	$615	$608

Nonperforming loans and leases to total loans and leases
C&I	0.58%	0.52%
CRE	2.01	2.04
Consumer real estate	0.92	0.95
Credit card and other	0.19	0.23
Total NPL %	0.98%	0.96%

ALLL / NPLs
C&I	178%	199%
CRE	79	77
Consumer real estate	178	167
Credit card and other	1,752	1,438
Total ALLL / NPLs	135%	136%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes government-insured foreclosed real estate. There were no foreclosed real estate balances from GNMA loans at March 31, 2025 and December 31, 2024.

81	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.11
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	March 31, 2025	December 31, 2024
Commercial, Consumer & Wealth	$575	$572
Wholesale	18	12
Corporate	16	18
Consolidated	$609	$602
Foreclosed real estate (c)
Commercial, Consumer & Wealth	$1	$1
Wholesale	1	1
Corporate	1	1
Consolidated	$3	$3
Nonperforming Assets (a) (b) (c)
Commercial, Consumer & Wealth	$576	$573
Wholesale	19	13
Corporate	17	19
Consolidated	$612	$605
Nonperforming loans and leases to loans and leases
Commercial, Consumer & Wealth	1.02%	1.01%
Wholesale	0.32	0.20
Corporate	3.54	5.46
Consolidated	0.98%	0.96%
NPA % (d)
Commercial, Consumer & Wealth	1.03%	1.02%
Wholesale	0.34	0.23
Corporate	3.68	5.65
Consolidated	0.97%	0.97%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages. There were no foreclosed real estate balances from GNMA loans at March 31, 2025 or December 31, 2024.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $8 million as of March 31, 2025, compared to $21 million as of December 31, 2024. Loans 30 to 89 days past due and still accruing increased to $97 million as of March 31, 2025, compared to $89 million as of December 31, 2024, driven by an increase of $6 million in both CRE and consumer loans, partially offset by a decrease of $4 million in C&I loans.

82	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	March 31, 2025	December 31, 2024
C&I	$29	$33
CRE	9	3
Consumer real estate	60	69
Credit card and other	7	5
Total accruing loans and leases 30+ days past due	$105	$110

Accruing loans and leases 30+ days past due %
C&I	0.08%	0.10%
CRE	0.07	0.02
Consumer real estate	0.42	0.50
Credit card and other	1.15	0.79
Total accruing loans and leases 30+ days past due %	0.17%	0.18%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$1
Consumer real Estate	7	19
Credit card and other	—	1
Total accruing loans and leases 90+ days past due	$8	$21

Loans held for sale
30 to 89 days past due (b)	$7	$9
30 to 89 days past due - guaranteed portion (b) (d)	6	6
90+ days past due (b)	8	9
90+ days past due - guaranteed portion (b) (d)	3	4
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio increased to $2.1 billion as of March 31, 2025 compared to $1.9 billion as of December 31, 2024.
This increase was largely attributable to grade migration in the multi-family and industrial portfolios. Multi-family has been affected by strong supply, which is expected to be absorbed at a modestly slower rate than experienced in recent years. The industrial sector has been impacted by volume normalization from pandemic highs and tariff uncertainty weighing on demand. These portfolios continue to maintain strong underwriting and client selection. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

83	1Q25 FORM 10-Q REPORT

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
Within the HELOC and permanent mortgage installment loans in the consumer portfolio segment, troubled loans are typically modified by reducing the interest rate (in increments of 25 basis points to a minimum of 3%) and a possible maturity date extension of up to 30 years to reach an affordable housing expense-to-income ratio.
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
Investment securities were $9.3 billion and $9.2 billion on March 31, 2025 and December 31, 2024, respectively, representing 11% of total assets for both periods. For more information about the securities portfolio, see Note 2 - Investment Securities to the Consolidated Financial Statements in Part I, Item 1 of this report.

84	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
Total deposits of $64.2 billion as of March 31, 2025 decreased $1.4 billion, or 2%, compared to December 31, 2024, largely driven by the pay-off of $559 million of brokered CDs. Interest-bearing deposits decreased $1.2 billion and noninterest-bearing deposits decreased $186 million.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At March 31, 2025, commercial deposits were $34.9 billion, or 54% of total deposits, and consumer deposits were $29.3 billion, or 46% of total deposits. At December 31, 2024, commercial deposits were $36.2 billion, or 55% of total deposits, and consumer deposits were $29.4 billion, or 45% of total deposits.
At March 31, 2025, 37% of deposits were associated with Tennessee, 18% with Florida, 13% with North Carolina, and 12% with Louisiana, with no other state above 10%. This mix remained consistent with December 31, 2024.
Total estimated uninsured deposits were $26.7 billion as of both March 31, 2025 and December 31, 2024, representing 42% and 41% of total deposits, respectively. Of the uninsured deposits as of March 31, 2025, $4.6 billion, or 7% of total deposits, were collateralized. As of December 31, 2024, collateralized deposits were $4.7 billion, or 7% of total deposits.
See Table I.2.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits, including average rates paid.
The following table summarizes the major components of deposits as of March 31, 2025 and December 31, 2024.

Table I.2.13
DEPOSITS

	March 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$26,242	41%	$26,695	41%	$(453)	(2)%
Time deposits	5,918	9	6,613	10	(695)	(11)
Other interest-bearing deposits	16,213	25	16,252	25	(39)	—
Total interest-bearing deposits	48,373	75	49,560	76	(1,187)	(2)
Noninterest-bearing deposits	15,835	25	16,021	24	(186)	(1)
Total deposits	$64,208	100%	$65,581	100%	$(1,373)	(2)%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings increased to $4.5 billion as of March 31, 2025 compared to $4.0 billion as of December 31, 2024. The increase in short-term borrowings was largely driven by an increase of $300 million in FHLB borrowings and an increase of $217 million in federal funds purchased and securities sold under agreements to repurchase.
Short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels, and balance sheet funding strategies.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Following FHN's issuance of $500 million of Fixed Rate/Floating Rate Senior Notes during first quarter 2025, total term borrowings increased to $1.7 billion as of March 31, 2025 from $1.2 billion as of December 31, 2024.

85	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity was $9.0 billion and $9.1 billion at March 31, 2025 and December 31, 2024, respectively. Significant changes included net income of $222 million and an increase of $145 million in AOCI, offset by $365 million in common stock repurchases, and $83 million in common and preferred dividends.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1 and Total Regulatory Capital, as well as certain selected capital ratios.
Table I.2.14
REGULATORY CAPITAL DATA

(Dollars in millions)	March 31, 2025	December 31, 2024
FHN shareholders’ equity	$8,749	$8,816
Modified CECL transitional amount (a)	—	28
FHN non-cumulative perpetual preferred stock	(426)	(426)
Common equity tier 1 before regulatory adjustments	$8,323	$8,418
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,570)	$(1,578)
Net unrealized (gains) losses on securities available for sale	666	782
Net unrealized (gains) losses on pension and other postretirement plans	250	252
Net unrealized (gains) losses on cash flow hedges	67	94
Disallowed deferred tax assets	(1)	(1)
Common equity tier 1	$7,735	$7,967
FHN non-cumulative perpetual preferred stock	426	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,456	$8,688
Tier 2 capital	1,490	1,442
Total regulatory capital	$9,946	$10,130
Risk-Weighted Assets
First Horizon Corporation	$70,766	$71,108
First Horizon Bank	69,927	70,418
Average Assets for Leverage
First Horizon Corporation	$80,613	$81,645
First Horizon Bank	79,678	80,791
Table I.2.15
REGULATORY RATIOS & AMOUNTS

	March 31, 2025		December 31, 2024
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.93%	$7,735	11.20%	$7,967
First Horizon Bank	11.35	7,939	11.12	7,834
Tier 1
First Horizon Corporation	11.95	8,456	12.22	8,688
First Horizon Bank	11.78	8,234	11.54	8,129
Total
First Horizon Corporation	14.06	9,946	14.25	10,130
First Horizon Bank	13.70	9,578	13.38	9,424
Tier 1 Leverage
First Horizon Corporation	10.49	8,456	10.64	8,688
First Horizon Bank	10.33	8,234	10.06	8,129
Other Capital Ratios
Total period-end equity to period-end assets	11.10		11.09
Tangible common equity to tangible assets (b)	8.37		8.37

86	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For December 31, 2024, 25% of the full amount is phased out and not included in Common Equity Tier 1 capital.
(b)Tangible common equity to tangible assets is a non-GAAP measure and is reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.23.
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
As of March 31, 2025, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For December 31, 2024, capital ratios for both FHN and First Horizon Bank were calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the risk-based regulatory capital and Tier 1 leverage ratios decreased at the end of first quarter 2025 relative to year-end 2024 primarily from the impact of common share repurchases, partially offset by net income less dividends. For First Horizon Bank, the risk-based regulatory capital ratios increased from year-end 2024 largely from the impact of net income less dividends and a decrease in risk-weighted assets. The Tier 1 leverage ratio for First Horizon Bank increased from year-end 2024 largely from the impact of net income less dividends and a decrease in average assets.
During 2025, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Common Stock Purchase Program
FHN may purchase shares of its common stock from time to time, subject to legal and regulatory restrictions. FHN's Board has authorized the common stock purchase program described below. FHN’s Board has not authorized a preferred stock purchase program.
October 2024 General Purchase Program
On October 29, 2024, FHN announced that its Board of Directors had approved a new $1.0 billion common share purchase program to replace the $650 million January 2024 program. The new October program is scheduled to expire on January 31, 2026. Purchases under the new program may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are at the discretion of senior management and are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
As of March 31, 2025, $489 million in purchases had been made life-to-date under the October 2024 program at an average price per share of $20.43, or $20.41 excluding commissions. Program purchases made during the quarter ended March 31, 2025 are summarized in the following table.
Table I.2.16
COMMON STOCK PURCHASES—OCTOBER 2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2025
January 1 to January 31	2,697	$21.33	2,697	$813,835
February 1 to February 28	7,631	21.68	7,631	648,379
March 1 to March 31	7,125	19.26	7,125	511,132
Total	17,453	$20.64	17,453

87	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(a)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

Stock Award Purchases
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended March 31, 2025 are summarized in the following table.
Table I.2.17
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2025
January 1 to January 31	38	$20.88	N/A	N/A
February 1 to February 28	1	21.99	N/A	N/A
March 1 to March 31	166	20.93	N/A	N/A
Total	205	$20.93	N/A

88	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Risk Management

There have been no significant changes to FHN’s risk management practices as described under “Risk Management” included in Item 7 of FHN’s 2024 Annual Report on Form 10-K.
Market Risk Management
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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.
Table I.2.18
VaR & SVaR MEASURES

	Three Months Ended March 31, 2025			As of March 31, 2025
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$2	$1	$2
SVaR	7	8	6	7
10-day
VaR	4	4	3	3
SVaR	35	42	28	34

	Three Months Ended March 31, 2024			As of March 31, 2024
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$3	$2	$2
SVaR	5	6	4	6
10-day
VaR	7	10	6	7
SVaR	25	29	21	28

	Year Ended December 31, 2024			As of December 31, 2024
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$2
SVaR	7	9	4	6
10-day
VaR	8	12	4	4
SVaR	32	43	21	31

89	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table I.2.19
SCHEDULE OF RISKS INCLUDED IN VaR

	As of March 31, 2025		As of March 31, 2024		As of December 31, 2024
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$—	$1	$1	$1	$1	$2
Credit spread risk	1	1	1	1	—	1

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the three months ended March 31, 2025 and year ended December 31, 2024, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

90	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Based on a static balance sheet as of March 31, 2025, NII exposures over the next 12 months, assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points, are estimated to have variances as shown in the table below.
Table I.2.20
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(5.2)%
-100	(2.3)%
-50	(1.0)%
-25	(0.5)%
+25	0.4%
+50	0.7%
+100	1.4%
+200	2.3%
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
Short-term interest rates had reached their highest levels in 15 years prior to September 2024's 50 basis point rate cut. Coupled with market disruption from high profile bank failures in 2023, this high interest rate environment has increased competitive pressures on deposit costs.
The yield curve was inverted for much of the last half of 2022, throughout 2023, and during the first eight months of 2024 before flattening in September 2024. As of March 2025, the curve is inverted up to the 2-year point. Following the 50 basis point rate cut in September 2024, and 25 basis point cuts in both November and December, market participants are now projecting three additional rate cuts in 2025. FHN continues to monitor current economic trends and potential exposures closely. For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.

91	1Q25 FORM 10-Q REPORT

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of March 31, 2025, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at March 31, 2025.
Table I.2.21
AVAILABLE LIQUIDITY
as of March 31, 2025

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,045	$—	$1,045
FHLB	8,645	900	7,745
Discount Window	23,197	—	23,197
Unencumbered securities (b)	1,150	—	1,150
Total available liquidity			$33,137

(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b) Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 97% as of March 31, 2025 and 95% as of December 31, 2024.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. On March 7, 2025, FHN issued $500 million of Fixed Rate/Floating Rate Senior Notes. As of March 31, 2025, FHN had outstanding $1.3 billion in senior and subordinated unsecured debt and $426 million in non-cumulative perpetual preferred stock. As of March 31, 2025, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $505 million as of April 1, 2025.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $115 million and $230 million in first and second quarter 2025, respectively. Total common dividends of $1.1 billion were declared and paid to the parent company in 2024. First Horizon Bank declared and paid preferred dividends in first quarter 2025 and in each quarter of 2024. Additionally, First Horizon Bank declared preferred dividends in second quarter 2025, payable in July 2025.
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

92	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

whether FHN will pay future dividends and the amount of dividends will be affected by current operating results.
FHN paid a cash dividend of $0.15 per common share on April 1, 2025. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on April 10, 2025 and $165 per Series C preferred share on May 1, 2025. In addition, in April 2025, the Board approved cash dividends per share in the following amounts:
Table I.2.22
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	06/13/2025	07/01/2025
Preferred Stock
Series B	$331.25	07/17/2025	08/01/2025
Series C	$165.00	07/17/2025	08/01/2025
Series E	$1,625.00	06/25/2025	07/10/2025
Series F	$1,175.00	06/25/2025	07/10/2025
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

93	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $15 million as of both March 31, 2025 and December 31, 2024.
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

Inflation, Recession, and Federal Reserve Policy
Economic Overview
The post-COVID economy in the U.S. was marked by: strong inflation, which began in 2021, peaked in 2022, and abated, though not fully, starting in 2023; the Federal Reserve "tightening" in 2022 and the first half of 2023 to contain inflation by rapidly increasing short-term interest rates; and, until September 2024, an inverted yield curve. Key aspects were:
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
•In response to 2022's extremely rapid and vigorous tightening of monetary policy, the inflation rate in the U.S. now is well below 2022's levels. However, throughout 2024 and the first months of 2025, measures of inflation generally remain higher than the Federal Reserve's stated long-term goal of 2%.
•Monetary tightening often creates yield curve inversion for a time. In the current cycle, traditional inversion (when ten-year treasury rates are below two-year rates) was both very deep and unusually sustained, with inversion lasting from the summer of 2022 to September 2024 when the yield curve began to return to its more typical upward slope. The yield curve has continued to steepen in the first months of 2025.
Key events and circumstances are noted in the following discussions.
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and in the first part of 2023. All but one of the rate increases in 2022 were 75 and 50 basis points each—aggressive by historical standards—while the 2023 rate increases were the more-typical 25 basis points each. The Federal Reserve cut rates 50 basis points in September 2024 and 25 basis points in November and again in December 2024, but the Federal Reserve has held rates steady through early May 2025.
FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, nor how those actions may affect financial markets.
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
Since the beginning of 2025, the yield curve has steepened as declines in short-term rates have outpaced declines in longer-term rates. FHN cannot predict whether this trend will continue.
Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduce FHN's revenues from its fixed income bond trading. Both of those impacts occurred over the last three calendar years, with fluctuations. During the first quarter of 2025, net interest margin expanded, compared to the fourth quarter

94	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

of 2024, as the yield curve maintained its more typical upward slope, while fixed income bond trading revenues declined modestly due to overall less favorable market conditions. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors of FHN's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although the occurrence of two consecutive quarters of contraction often coincides with recession, in 2022 it did not. The economy has expanded in each quarter since then. The expansion rate has varied without a sustained trend.
Recession expectations in the U.S. were high in 2022 and early 2023. They moderated significantly after that and became generally low in 2024, before reemerging in early 2025 due to the potential impact of tariffs.
Fiscal Policy
Fiscal policy (spending and taxation) directly affects U.S. government annual deficits or surpluses, along with the size and trajectory of the national debt. Fiscal policy often has a significant impact on the U.S. economy. Some of the unusual or unexpected aspects of the post-COVID economy likely were created or supported by historically unusual fiscal stimulus and other stimulative policies which pushed substantial amounts of money into the economy. The changes in the executive and legislative branches of government in 2025 could result in significant changes in U.S. fiscal policy in 2025 and 2026. Even if significant changes to policy are made quickly, however, it could take time for the effect of such changes to become a significant factor in the economic data.
Trade Policy
In the first months of 2025, the U.S. government announced new tariffs on a variety of goods and services. These measures included a universal 10% tariff on imports from all countries, with additional country-specific tariffs. As of early May 2025, the timing, scope and duration of tariffs, as well as the timing, scope and duration of any retaliatory measures by foreign governments, remains uncertain, as does the impact of tariffs on economic growth, inflation rates, and employment rates. Any significant deterioration in economic conditions related to tariffs could materially affect our financial condition and results of operations.
2023 Banking Crisis
In March 2023, two large regional U.S. banks failed after sudden large deposit outflows, and a major Swiss bank was acquired by another bank at the behest of regulators. In May 2023, a third large regional U.S. bank failed after experiencing very large deposit outflows in March. In the aftermath of these failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. Most U.S. banks saw abrupt net outflows of deposits in the spring of 2023 following the failures. Most have since recouped those deposits, mainly by offering higher interest rates. In 2024, competition for deposits was quite intense, and such competition could continue in 2025.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin ("NIM") started to compress. FHN was able to somewhat relieve the compression during 2023 fueled in part by using increased deposits and capital to reduce more-expensive borrowings, so that NIM in 2023 improved over 2022. NIM for the entire year 2024 was flat, declining very modestly from 2023, as improvements in loan yields were largely offset by higher funding costs, especially for deposits. However, during the first quarter of 2025 NIM expanded, with declines in deposit rates more than offsetting declines in loan yields.
In addition, some of FHN's businesses were negatively impacted by rate actions in 2022, 2023, and 2024 and by the unusual yield curve. Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates modestly abated early in 2024 and FHN's mortgage business saw improvement, but rates started to rise later in the year and have remained elevated in the first quarter of 2025. However, the negative impacts of these higher rates have been offset by gains in market share. Similarly, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility. In 2024, bond trading revenues improved markedly, but with significant volatility quarter-to-quarter due to changing market expectations about rate moves, among other things. During the first quarter of 2025, revenues from bond trading and related activities continued to show the improvement that marked 2024, but the volatility due to changing market expectations that marked 2024 and the first quarter of 2025 could continue throughout 2025.

95	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Other Regulatory Proposals
In 2023, the Board of Governors of the Federal Reserve and other regulators proposed regulatory changes that would, if implemented, significantly increase regulatory constraints and costs on all U.S. banks with assets over $100 billion, but those regulations appear unlikely to be adopted in the form originally proposed. A few new requirements would apply to banks, like FHN, with assets over $50 billion, but by far the main impacts would fall on banks greater than $100 billion in assets.
The proposals touch upon many regulatory requirements, including debt and equity capital requirements, credit risk standards, and asset risk-weighting. The increased requirements also would entail additional compliance costs.
Greenhouse Gas (GHG) Reporting Regimes
In October 2023, the state of California enacted laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to report biennially their climate-related financial risks and risk-mitigation measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. As currently enacted, the laws require implementing regulations to be adopted by July 1, 2025, and reporting for Scopes 1 and 2 GHG emissions to begin in 2026 for the 2025 fiscal year. The California laws, especially the application of those laws to companies outside of California, have been challenged in court. While the federal court overseeing the litigation has dismissed certain challenges, others remain pending and, with appeals, these challenges could take many years to resolve. A motion for a preliminary injunction barring implementation of California's GHG regulations remains pending. Other states, including New York, New Jersey, and Illinois, are considering climate-related reporting measures similar to California's.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “SEC Climate Disclosures Rules”). These Rules would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk management processes and would include a related financial statement and audit requirement, among other things. Refer to
"Accounting Changes" below for additional information. The SEC Climate Disclosures Rules also have a lengthy phase-in period. There is considerable uncertainty as to whether the SEC's Climate Disclosures Rules will be implemented as adopted, both because the SEC has suspended effectiveness of those rules while legal challenges are pending and because the shifts in the executive and legislative branches of government could lead the SEC to withdraw or significantly alter those rules. In March 2025, the SEC voted to end its defense of its Climate Disclosure Rules in the pending legal action, but the SEC has not withdrawn or modified its Climate Disclosure Rules nor has the legal challenge to those rules been dismissed.
Potential Business Impacts
Direct compliance costs related to the SEC's and California's GHG reporting regimes, if implemented, will include creating systems to measure or estimate and capture relevant data, staffing, and engagement of vendors, including a firm to provide required assurances (somewhat analogous to a financial statement auditor).
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

96	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

them grows, as does FHN's financial exposure to those events.
Especially since 2022, it has been widely reported that the economic costs of hurricane and other severe weather events in the southeastern U.S. have been rising significantly. This reported increase in casualty risks and costs is being reflected in property insurance practices which currently are in significant flux. The insurance industry and insurance regulators are being forced to revise their risk assessment and premium pricing policies in coastal and other impacted areas as loss experience has deviated from earlier predictions, sometimes badly. In Florida, for example, some smaller carriers failed, some larger carriers left markets, and other carriers significantly increased the premiums of hurricane-related insurance, narrowed coverage, or both, resulting in numerous proposals for legislative and regulatory reform.
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
Critical Accounting Policies and Estimates
FHN has made no significant changes in its critical accounting policies and estimates from those disclosed in its 2024 Annual Report on Form 10-K.
Accounting Changes
Refer to Note 1 – Basis of Presentation and Accounting Policies in the Consolidated Financial Statements in Part I, Item 1 of this report for a detail of accounting changes adopted in the current year and accounting changes issued but not currently effective, which section is incorporated into MD&A by this reference.

97	1Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.23
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended
(Dollars in millions; shares in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$631	$630	$625
Plus: Noninterest income (GAAP)	181	99	194
Total revenues (GAAP)	812	729	819
Less: Noninterest expense (GAAP)	487	508	515
Pre-provision net revenue (Non-GAAP)	$325	$221	$304

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,111	$9,216	$9,251
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	426	426	520
(A) Total average common equity	8,390	8,495	8,436
Less: Average goodwill and other intangible assets (GAAP)(b)	1,648	1,658	1,691
(B) Average tangible common equity (Non-GAAP)	$6,742	$6,837	$6,745

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$864	$627	$739

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$9,044	$9,111	$9,173
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	426	426	520
(E) Total common equity	8,323	8,390	8,358
Less: Goodwill and other intangible assets (GAAP)(b)	1,643	1,653	1,685
(F) Tangible common equity (Non-GAAP)	$6,680	$6,737	$6,673

Tangible Assets (Non-GAAP)
(G) Total assets (GAAP)	$81,491	$82,152	$81,799
Less: Goodwill and other intangible assets (GAAP) (b)	1,643	1,653	1,685
(H) Tangible assets (Non-GAAP)	$79,848	$80,499	$80,114

Period-end Shares Outstanding
(I) Period-end shares outstanding	507,315	524,280	548,637

Ratios
(C)/(A) Return on average common equity (GAAP)	10.30%	7.38%	8.76%
(C)/(B) Return on average tangible common equity (Non-GAAP)	12.81	9.17	10.95
(D)/(G) Total period-end equity to period-end assets (GAAP)	11.10	11.09	11.21
(F)/(H) Tangible common equity to tangible assets (Non-GAAP)	8.37	8.37	8.33
(E)/(I) Book value per common share (GAAP)	$16.40	$16.00	$15.23
(F)/(I) Tangible book value per common share (Non-GAAP)	$13.17	$12.85	$12.16

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.

98	1Q25 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 89 of this report and the subsections entitled “Market Risk Management” beginning on page 89 and “Interest Rate Risk Management” beginning on page 91 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 44-50 of this report, all of which materials are incorporated herein by reference. For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2024, including in particular the section entitled “Risk Management” beginning on page 86 of that Report and the subsections entitled “Market Risk Management” beginning on page 87 and “Interest Rate Risk Management” beginning on page 89 of that Report; and Note 21 to the Consolidated Financial Statements appearing on pages 185-191 of Item 8 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

99	1Q25 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 33 of this Report is incorporated into this Item by reference.

Item 1A. Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K for the year ended December 31, 2024:
Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
Not applicable
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Program” section including tables I.2.16 and I.2.17 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 87 of this report, is incorporated herein by reference.

Items 3. and 4.
Not applicable

100	1Q25 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the first quarter of 2025, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the first quarter of 2025 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

Table II.5c
TRADING ARRANGEMENTS CREATED, MODIFIED, OR TERMINATED MOST RECENT QUARTER

	Arrangement Type		Type of Action Taken During Quarter	Date Action Taken	Duration or Expiration Date	Total Shares to be
Name & Title	10b5-1	non-10b5-1				Bought	Sold
Not applicable

Item 6.    Exhibits
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Bylaws of First Horizon Corporation, as amended and restated effective April 28, 2025				8-K	3.1	4/29/2025
4.2	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Form of Grant Notice for Executive Performance Stock Units [2025]		X		10-K 2024	10.2(f)	2/27/2025
10.2	Form of Grant Notice for Executive Restricted Stock Units [2025]		X		10-K 2024	10.4(d)	2/27/2025
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X

101	1Q25 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.
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
In the Exhibit Table: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt Exh” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this Report or as a separate disclosure document; and the phrase “2024 named executive officers” refers to those executive officers whose 2024 compensation was described in our 2025 Proxy Statement.
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

102	1Q25 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: May 7, 2025	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

103	1Q25 FORM 10-Q REPORT