Form 10-Q
period 2025-06-30
FIRST HORIZON CORP
filed 2025-08-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
*Shares of Series B Preferred Stock, along with the related Series B Depositary Shares, were outstanding on June 30, 2025. All shares of Series B Preferred Stock were redeemed on August 1, 2025, which resulted in the redemption of the Series B Depositary Shares. The New York Stock Exchange suspended the Series B Depositary Shares from trading on August 1, 2025 and is expected to delist the securities on August 12, 2025.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2025
Common Stock, $0.625 par value	507,747,624

10-Q REPORT TABLE OF CONTENTS

GLOSSARY

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
C&I	Commercial, financial, and industrial loan portfolio
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)

GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PD	Probability of default
PPNR	Pre-provision net revenue
PTNI	Pre-tax net income
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture

1	2Q25 FORM 10-Q REPORT

GLOSSARY

VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	2Q25 FORM 10-Q REPORT

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
•changes in trade policies, including the imposition of tariffs and retaliatory responses;
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

3	2Q25 FORM 10-Q REPORT

FORWARD-LOOKING STATEMENTS

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

4	2Q25 FORM 10-Q REPORT

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

The non-GAAP measures presented in this report include: pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, and tangible book value per common share. Table I.2.26 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

5	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

6	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Cash and due from banks	$988	$906
Interest-bearing deposits with banks	911	1,538
Federal funds sold and securities purchased under agreements to resell	527	631
Trading securities	1,430	1,387
Securities available for sale at fair value	8,117	7,896
Securities held to maturity (fair value of $1,083 for both periods)	1,245	1,270
Loans held for sale (including $114 and $85 at fair value, respectively)	402	551
Loans and leases	63,260	62,565
Allowance for loan and lease losses	(814)	(815)
Net loans and leases	62,446	61,750
Premises and equipment	561	574
Goodwill	1,510	1,510
Other intangible assets	123	143
Other assets	3,824	3,996
Total assets	$82,084	$82,152

Liabilities
Noninterest-bearing deposits	$15,892	$16,021
Interest-bearing deposits	49,685	49,560
Total deposits	65,577	65,581
Trading liabilities	469	550
Short-term borrowings	3,461	3,400
Term borrowings	1,342	1,195
Other liabilities	1,978	2,315
Total liabilities	72,827	73,041

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 16,750 shares	426	426
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 508,835,780 and 524,280,412 shares, respectively	318	328
Capital surplus	4,459	4,808
Retained earnings	4,671	4,382
Accumulated other comprehensive loss, net	(912)	(1,128)
FHN shareholders' equity	8,962	8,816
Noncontrolling interest	295	295
Total equity	9,257	9,111
Total liabilities and equity	$82,084	$82,152

See accompanying notes to consolidated financial statements.

7	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2025	2024	2025	2024
Interest income
Interest and fees on loans and leases	$921	$975	$1,816	$1,927
Interest and fees on loans held for sale	8	9	18	17
Interest on investment securities	71	59	139	119
Interest on trading securities	23	21	43	42
Interest on other earning assets	21	29	42	60
Total interest income	1,044	1,093	2,058	2,165
Interest expense
Interest on deposits	337	399	666	797
Interest on trading liabilities	6	7	14	12
Interest on short-term borrowings	38	41	66	70
Interest on term borrowings	22	17	40	33
Total interest expense	403	464	786	912
Net interest income	641	629	1,272	1,253
Provision for credit losses	30	55	70	105
Net interest income after provision for credit losses	611	574	1,202	1,148
Noninterest income
Fixed income	42	40	91	92
Deposit transactions and cash management	41	44	81	88
Brokerage, management fees and commissions	26	25	52	49
Card and digital banking fees	19	20	37	38
Other service charges and fees	14	14	26	27
Trust services and investment management	13	12	25	24
Mortgage banking income	10	10	18	19
Securities gains (losses), net	—	1	—	1
Other income	24	20	40	43
Total noninterest income	189	186	370	381
Noninterest expense
Personnel expense	282	279	561	580
Net occupancy expense	34	31	69	62
Computer software	34	29	66	59
Operations services	23	23	46	45
Legal and professional fees	17	18	31	33
Deposit insurance expense	12	16	25	40
Advertising and public relations	14	14	24	22
Equipment expense	11	11	22	22
Amortization of intangible assets	10	11	20	22
Contract employment and outsourcing	8	14	16	28
Communications and delivery	8	8	16	16
Other expense	38	46	82	86
Total noninterest expense	491	500	978	1,015
Income before income taxes	309	260	594	514
Income tax expense	64	56	127	113
Net income	$245	$204	$467	$401
Net income attributable to noncontrolling interest	4	5	8	10
Net income attributable to controlling interest	$241	$199	$459	$391
Preferred stock dividends	8	15	13	23
Net income available to common shareholders	$233	$184	$446	$368

8	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)

Basic earnings per common share	$0.46	$0.34	$0.87	$0.67
Diluted earnings per common share	$0.45	$0.34	$0.86	$0.67
Weighted average common shares	508,125	543,981	512,596	549,479
Diluted average common shares	513,606	547,093	518,701	552,539

See accompanying notes to consolidated financial statements.

9	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2025	2024	2025	2024
Net income	$245	$204	$467	$401
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	53	(10)	169	(65)
Net unrealized gains (losses) on cash flow hedges	16	(2)	43	(32)
Net unrealized gains on pension and other postretirement plans	2	2	4	4
Other comprehensive income (loss)	71	(10)	216	(93)
Comprehensive income	316	194	683	308
Comprehensive income attributable to noncontrolling interest	4	5	8	10
Comprehensive income attributable to controlling interest	$312	$189	$675	$298
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$17	$(3)	$56	$(22)
Net unrealized gains (losses) on cash flow hedges	5	(1)	14	(10)
Net unrealized gains on pension and other postretirement plans	1	1	1	1

See accompanying notes to consolidated financial statements.

10	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2025
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2024	16,750	$426	524,280,412	$328	$4,808	$4,382	$(1,128)	$295	$9,111
Net income	—	—	—	—	—	218	—	4	222
Other comprehensive income (loss)	—	—	—	—	—	—	145	—	145
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(78)	—	—	(78)
Common stock repurchased (b)	—	—	(17,657,334)	(11)	(354)	—	—	—	(365)
Excise tax on common stock repurchased	—	—	—	—	(3)	—	—	—	(3)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	692,106	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2025	16,750	426	507,315,184	317	4,472	4,517	(983)	295	9,044
Net income	—	—	—	—	—	241	—	4	245
Other comprehensive income (loss)	—	—	—	—	—	—	71	—	71
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(79)	—	—	(79)
Common stock repurchased (b)	—	—	(1,455,166)	(1)	(26)	—	—	—	(27)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,975,762	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2	13	—	—	—	15
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2025	16,750	$426	508,835,780	$318	$4,459	$4,671	$(912)	$295	$9,257

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $360 million and $9 million repurchased during first and second quarter, respectively, under FHN's $1 billion general purchase program approved in October 2024 and scheduled to expire in January 2026.

11	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Six Months Ended June 30, 2024
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2023	26,750	$520	558,838,694	$349	$5,351	$3,964	$(1,188)	$295	$9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	192	—	5	197
Other comprehensive income (loss)	—	—	—	—	—	—	(83)	—	(83)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(11,051,980)	(7)	(152)	—	—	—	(159)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	850,272	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1	17	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2024	26,750	520	548,636,986	343	5,214	4,072	(1,271)	295	9,173
Net income	—	—	—	—	—	199	—	5	204
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	—	(10)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Series D preferred stock redemption	(10,000)	(94)	—	—	—	(6)	—	—	(100)
Excise tax on preferred stock redemption	—	—	—	—	—	(1)	—	—	(1)
Common stock repurchased (b)	—	—	(14,896,091)	(9)	(219)	—	—	—	(228)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,134,855	1	1	—	—	—	2
Stock-based compensation expense	—	—	—	1	12	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, June 30, 2024	16,750	$426	536,875,750	$336	$5,007	$4,172	$(1,281)	$295	$8,955

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $154 million and $212 million repurchased during first and second quarter, respectively, under FHN's $650 million general purchase program approved in January 2024 and terminated in October 2024.

See accompanying notes to consolidated financial statements.

12	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2025	2024
Operating Activities
Net income	$467	$401
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	70	105
Deferred income tax expense (benefit)	20	(26)
Depreciation and amortization of premises and equipment	28	27
Amortization of intangible assets	20	22
Net other amortization and accretion	(7)	2
Net decrease in trading securities	433	712
Net (increase) decrease in derivatives	(10)	4
Stock-based compensation expense	33	31
Loans held for sale:
Purchases and originations	(1,241)	(1,372)
Gross proceeds from settlements and sales	916	867
Gain due to fair value adjustments and other	(7)	(15)
Other operating activities, net	(290)	(70)
Total adjustments	(35)	287
Net cash provided by operating activities	432	688
Investing Activities
Proceeds from maturities of securities available for sale	457	391
Purchases of securities available for sale	(457)	(24)
Proceeds from prepayments of securities held to maturity	27	28
Purchases of premises and equipment	(18)	(21)
Net increase in loans and leases	(732)	(1,539)
Net (increase) decrease in interest-bearing deposits with banks	626	(124)
Other investing activities, net	14	5
Net cash used in investing activities	(83)	(1,284)
Financing Activities
Common stock:
Stock options exercised	3	1
Cash dividends paid	(162)	(171)
Repurchase of shares	(393)	(387)
Preferred stock:
Series D preferred stock redemption	—	(100)
Cash dividends paid - preferred stock - noncontrolling interest	(8)	(10)
Cash dividends paid - preferred stock	(13)	(16)
Net decrease in deposits	(5)	(986)
Net increase in short-term borrowings	61	1,966
Proceeds from issuance of term borrowings	497	18
Repayment of term borrowing	(350)	—
Increases (decreases) in term borrowings	(1)	6
Net cash (used in) provided by financing activities	(371)	321
Net decrease in cash and cash equivalents	(22)	(275)
Cash and cash equivalents at beginning of period	1,537	1,731
Cash and cash equivalents at end of period	$1,515	$1,456

Supplemental Disclosures
Total interest paid	$775	$964
Total taxes paid	25	88
Total taxes refunded	2	4
Transfer from loans to OREO	1	2
Transfer from loans HFS to trading securities	480	552
Transfer from loans to loans HFS	(1)	—

See accompanying notes to consolidated financial statements.

13	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance must be applied on a prospective basis with the option to apply the standard retrospectively and early adoption is permitted. FHN will provide a full retrospective presentation of its income tax disclosures in accordance with the provisions of ASU 2023-09 within the financial statements included in its annual Form 10-K filing.
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

14	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
In April 2024, the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. On March 27, 2025, the SEC voted to end the legal defense of the Climate Disclosures Rules, and in a July 23, 2025 court filing, the SEC stated it did not intend to review or reconsider its Climate Disclosure Rules prior to the court ruling on the pending petitions challenging those rules. Therefore, the actual timing of the implementation of the Climate Disclosures Rules, if sustained through the judicial process and not withdrawn or modified by the SEC, is uncertain. FHN is assessing the potential effects of the Climate Disclosures Rules on its financial statements.

15	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of June 30, 2025 and December 31, 2024:

INVESTMENT SECURITIES AT JUNE 30, 2025
	June 30, 2025
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,139	$6	$(399)	$3,746
Government agency issued CMO	3,188	4	(260)	2,932
Other U.S. government agencies	1,223	2	(123)	1,102
States and municipalities	376	—	(39)	337
Total securities available for sale (a)	$8,926	$12	$(821)	$8,117

Securities held to maturity:
Government agency issued MBS	$782	$—	$(92)	$690
Government agency issued CMO	463	—	(70)	393
Total securities held to maturity (a)	$1,245	$—	$(162)	$1,083

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

16	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of June 30, 2025 is provided below:

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$15	$15
After 1 year through 5 years	—	—	93	88
After 5 years through 10 years	—	—	318	293
After 10 years	—	—	1,173	1,043
Subtotal	—	—	1,599	1,439
Government agency issued MBS and CMO (a)	1,245	1,083	7,327	6,678
Total	$1,245	$1,083	$8,926	$8,117

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and six months ended June 30, 2025 and 2024.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2025 and December 31, 2024:
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of June 30, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$166	$(1)	$2,933	$(398)	$3,099	$(399)
Government agency issued CMO	538	(1)	1,682	(259)	2,220	(260)
Other U.S. government agencies	104	(1)	818	(122)	922	(123)
States and municipalities	76	(1)	241	(38)	317	(39)
Total	$884	$(4)	$5,674	$(817)	$6,558	$(821)

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$663	$(9)	$2,992	$(513)	$3,655	$(522)
Government agency issued CMO	675	(2)	1,744	(310)	2,419	(312)
Other U.S. government agencies	210	(6)	863	(155)	1,073	(161)
States and municipalities	66	(1)	256	(39)	322	(40)
Total	$1,614	$(18)	$5,855	$(1,017)	$7,469	$(1,035)

17	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $28 million and $29 million as of June 30, 2025 and December 31, 2024, respectively. Consistent with FHN's review of the related securities, there were no credit-related write-downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write-downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and six months ended June 30, 2025 and 2024.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both June 30, 2025 and December 31, 2024. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of June 30, 2025 and December 31, 2024. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $109 million and $96 million at June 30, 2025 and December 31, 2024, respectively. The year-to-date 2025 and 2024 gross amounts of upward and downward valuation adjustments were not significant.
Net unrealized gains of $6 million and $3 million were recognized in the three and six months ended June 30, 2025, respectively, for equity investments with readily determinable fair values. Net unrealized gains of $2 million and $7 million were recognized in the three and six months ended June 30, 2024, respectively, for equity investments with readily determinable fair values.

18	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of June 30, 2025 and December 31, 2024, excluding accrued interest of $260 million and $271 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	June 30, 2025	December 31, 2024
Commercial:
Commercial and industrial (a)	$30,301	$29,957
Loans to mortgage companies	4,058	3,471
Total commercial, financial, and industrial	34,359	33,428
Commercial real estate	13,936	14,421
Consumer:
HELOC	2,128	2,092
Real estate installment loans	12,240	11,955
Total consumer real estate	14,368	14,047
Credit card and other (b)	597	669
Loans and leases	$63,260	$62,565
Allowance for loan and lease losses	(814)	(815)
Net loans and leases	$62,446	$61,750

(a)Includes equipment financing leases of $1.4 billion for both June 30, 2025 and December 31, 2024.
(b)Includes $162 million and $174 million of commercial credit card balances as of June 30, 2025 and December 31, 2024, respectively.

Restrictions
Loans and leases with carrying values of $45.5 billion and $45.8 billion were pledged as collateral for borrowings at June 30, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of June 30, 2025, FHN had loans to mortgage companies of $4.1 billion and loans to finance and insurance companies of $3.7 billion. As a result, 23% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

19	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of June 30, 2025 and December 31, 2024.

C&I PORTFOLIO
	June 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,850	$5,466	$2,337	$3,171	$1,993	$4,444	$4,056	$8,972	$185	$32,474
Special Mention (PD grade 13)	1	112	59	85	38	86	2	193	14	590
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	13	103	154	250	161	237	—	349	28	1,295
Total C&I loans	$1,864	$5,681	$2,550	$3,506	$2,192	$4,767	$4,058	$9,514	$227	$34,359

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$5,590	$2,607	$3,649	$2,336	$1,055	$3,853	$3,471	$8,784	$248	$31,593
Special Mention (PD grade 13)	106	27	78	47	33	57	—	279	2	629
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	84	184	113	179	33	169	—	383	61	1,206
Total C&I loans	$5,780	$2,818	$3,840	$2,562	$1,121	$4,079	$3,471	$9,446	$311	$33,428

(a) LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.

CRE PORTFOLIO
	June 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$348	$856	$1,570	$2,832	$2,274	$3,864	$344	$90	$12,178
Special Mention (PD grade 13)	—	—	8	198	286	129	43	—	664
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	3	4	48	381	172	480	6	—	1,094
Total CRE loans	$351	$860	$1,626	$3,411	$2,732	$4,473	$393	$90	$13,936

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$694	$1,296	$3,282	$2,778	$894	$3,281	$340	$47	$12,612
Special Mention (PD grade 13)	—	42	280	198	37	130	—	1	688
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	3	31	251	278	116	436	6	—	1,121
Total CRE loans	$697	$1,369	$3,813	$3,254	$1,047	$3,847	$346	$48	$14,421

20	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of June 30, 2025 and December 31, 2024. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following table classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	June 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$636	$996	$1,436	$1,931	$1,512	$2,054	$1,526	$65	$10,156
FICO score 720-739	70	142	189	263	202	346	174	17	1,403
FICO score 700-719	60	98	137	209	167	267	129	14	1,081
FICO score 660-699	70	132	153	172	95	305	114	19	1,060
FICO score 620-659	4	10	10	17	19	111	22	6	199
FICO score less than 620	12	23	18	18	23	333	27	15	469
Total consumer real estate loans	$852	$1,401	$1,943	$2,610	$2,018	$3,416	$1,992	$136	$14,368

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,045	$1,493	$2,009	$1,592	$675	$1,554	$1,430	$56	$9,854
FICO score 720-739	149	197	270	213	99	271	175	17	1,391
FICO score 700-719	98	140	217	175	72	242	150	18	1,112
FICO score 660-699	133	160	183	100	75	294	146	25	1,116
FICO score 620-659	11	10	17	21	20	122	30	9	240
FICO score less than 620	18	22	19	18	18	203	25	11	334
Total consumer real estate loans	$1,454	$2,022	$2,715	$2,119	$959	$2,686	$1,956	$136	$14,047

21	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of June 30, 2025 and December 31, 2024.

CREDIT CARD & OTHER PORTFOLIO
	June 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$16	$13	$12	$5	$3	$15	$184	$9	$257
FICO score 720-739	2	1	1	1	—	2	17	3	27
FICO score 700-719	2	1	1	1	—	2	17	—	24
FICO score 660-699	1	1	1	—	—	2	15	1	21
FICO score 620-659	—	1	1	—	—	1	8	—	11
FICO score less than 620	3	6	6	4	3	59	175	1	257
Total credit card and other loans	$24	$23	$22	$11	$6	$81	$416	$14	$597

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$21	$22	$10	$4	$2	$19	$197	$8	$283
FICO score 720-739	7	3	1	1	—	3	20	2	37
FICO score 700-719	1	2	2	—	—	2	14	—	21
FICO score 660-699	1	2	1	—	—	3	15	4	26
FICO score 620-659	2	1	—	—	—	1	9	—	13
FICO score less than 620	8	8	5	4	4	78	181	1	289
Total credit card and other loans	$40	$38	$19	$9	$6	$106	$436	$15	$669

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

22	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on June 30, 2025 and December 31, 2024.

ACCRUING & NON-ACCRUING LOANS AND LEASES
	June 30, 2025
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,025	$50	$1	$30,076	$166	$4	$55	$225	$30,301
Loans to mortgage companies	4,058	—	—	4,058	—	—	—	—	4,058
Total commercial, financial, and industrial	34,083	50	1	34,134	166	4	55	225	34,359
Commercial real estate:
CRE (b)	13,674	26	—	13,700	124	95	17	236	13,936
Consumer real estate:
HELOC (c)	2,084	12	3	2,099	18	4	7	29	2,128
Real estate installment loans (d)	12,112	23	3	12,138	34	19	49	102	12,240
Total consumer real estate	14,196	35	6	14,237	52	23	56	131	14,368
Credit card and other:
Credit card	245	1	1	247	—	—	—	—	247
Other	347	2	—	349	—	—	1	1	350
Total credit card and other	592	3	1	596	—	—	1	1	597
Total loans and leases	$62,545	$114	$8	$62,667	$342	$122	$129	$593	$63,260

	December 31, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,751	$32	$1	$29,784	$101	$26	$46	$173	$29,957
Loans to mortgage companies	3,471	—	—	3,471	—	—	—	—	3,471
Total commercial, financial, and industrial	33,222	32	1	33,255	101	26	46	173	33,428
Commercial real estate:
CRE (b)	14,124	3	—	14,127	221	10	63	294	14,421
Consumer real estate:
HELOC (c)	2,045	11	2	2,058	19	4	11	34	2,092
Real estate installment loans (d)	11,800	39	17	11,856	31	10	58	99	11,955
Total consumer real estate	13,845	50	19	13,914	50	14	69	133	14,047
Credit card and other:
Credit card	262	2	1	265	—	—	—	—	265
Other	400	2	—	402	—	1	1	2	404
Total credit card and other	662	4	1	667	—	1	1	2	669
Total loans and leases	$61,853	$89	$21	$61,963	$372	$51	$179	$602	$62,565

(a)    $207 million and $172 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.
(b)    $228 million and $287 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.
(c)    $3 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2025 and 2024.
(d)    $12 million and $9 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of June 30, 2025 and December 31, 2024, FHN had commercial loans with amortized cost of approximately $397 million and $352 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $164 million and $233 million, respectively, at June 30, 2025. The collateral for these loans generally consists of business assets

23	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
including land, buildings, equipment, and financial assets. During the three and six months ended June 30, 2025, FHN recognized charge-offs of $13 million and $37 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $5 million and $42 million, respectively, as of June 30, 2025 and $6 million and $36 million, respectively, as of December 31, 2024. Charge-offs relating to collateral-dependent consumer loans were $1 million for both the six months ended June 30, 2025 and June 30, 2024.
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
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of June 30, 2025.

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Interest Rate Reduction
	June 30, 2025			June 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
CRE	$47	0.3%	Reduced weighted-average contractual interest rate from 7.61% to 6.96%	$—	—%	N/A
Consumer real estate (a)	—	—	Reduced weighted-average contractual interest rate from 11.10% to 6.58%	—	—	Reduced weighted-average contractual interest rate from 9.87% to 6.52%
Credit card and other (a)	—	—	Reduced weighted-average contractual interest rate from 17.36% to 0.00%	—	—	Reduced weighted-average contractual interest rate from 5.77% to 4.41%
Total	$47	0.1%		$—	—%
(a) Balance less than $1 million.

24	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	Term Extension
	June 30, 2025			June 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$122	0.4%	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers	$95	0.3%	Added a weighted-average 1.2 years to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	124	0.9	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	28	0.2	Added a weighted-average 2.4 years to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer real estate (a)	—	—	N/A	—	—	Added a weighted-average 22 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$246	0.4%		$123	0.2%
(a) Balance less than $1 million.

Principal Forgiveness
	June 30, 2025			June 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
Consumer real estate (a)	$—	—%	Less than $1 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not reaffirmed the debt as of period end	$—	—%	Less than $1 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not reaffirmed the debt as of period end
Total	$—	—%		$—	—%
(a) Balance less than $1 million.

	Combination - Term Extension and Interest Rate Reduction
	June 30, 2025			June 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I (a)	$—	—%	Added a weighted-average 1.2 years to the life of loans and reduced weighted-average contractual interest rate from 9.19% to 8.17%	$—	—%	N/A
CRE	33	0.2	Added a weighted-average 2.0 years to the life of loans and reduced weighted-average contractual interest rate from 7.78% to 6.82%	—	—	N/A
Consumer real estate	1	—	Added a weighted-average 11.2 years to the life of loans and reduced weighted-average contractual interest rate from 8.43% to 4.35%	3	—	Added a weighted-average 10.8 years to the life of loans and reduced weighted-average contractual interest rate from 8.39% to 3.67%
Total	$34	0.1%		$3	—%
(a) Balance less than $1 million.

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $1 million and $8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

25	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table depicts the performance of loans that have been modified in the last 12 months.

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	June 30, 2025

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$127	$8	$—	$27
CRE	247	—	—	148
Consumer Real Estate	1	—	—	1
Total	$375	$8	$—	$176

26	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
The expected loan losses are the product of multiplying FHN’s estimates of probability of default ("PD"), loss given default ("LGD"), and individual loan level exposure at default ("EAD"), including amortization and prepayment assumptions, on an undiscounted basis. FHN uses models or assumptions to develop the expected loss forecasts, which incorporate multiple macroeconomic forecasts over a reasonable and supportable forecast period of at most three years. After the reasonable and supportable forecast period, the Company reverts to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, generally incorporating loan grades for commercial loans. As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN uses qualitative adjustments where current loan characteristics or current or forecasted economic conditions differ from historical periods.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses are included as components of other assets. The total amounts of interest reversals from loans placed on nonaccrual status and the amounts of income recognized on nonaccrual loans during the three and six months ended June 30, 2025 and 2024 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The ACL balance as of June 30, 2025, as compared to December 31, 2024, is largely reflective of deterioration in macroeconomic forecasts and emerging concerns around potential economic instability, offset by lower criticized balances in the CRE portfolio. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple scenarios for its macroeconomic inputs, including a baseline scenario, an upside scenario, and a downside scenario from Moody’s. As of June 30, 2025, among other things, FHN's scenario selection process factored in the outlook for production, inflation, interest rates, employment, real estate prices, and the uncertainty around tariff policy. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. Smaller weights were placed on the FHN-selected downside scenario and on the FHN-selected upside scenario.

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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and six months ended June 30, 2025 and 2024.

27	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended June 30, 2025
Allowance for loan and lease losses:
Balance as of April 1, 2025	$345	$225	$230	$22	$822
Charge-offs	(28)	(7)	(2)	(6)	(43)
Recoveries	6	—	1	2	9
Provision for loan and lease losses	24	(5)	4	3	26
Balance as of June 30, 2025	$347	$213	$233	$21	$814

Reserve for remaining unfunded commitments:
Balance as of April 1, 2025	$63	$9	$11	$—	$83
Provision for remaining unfunded commitments	5	1	(2)	—	4
Balance as of June 30, 2025	68	10	9	—	87
Allowance for credit losses as of June 30, 2025	$415	$223	$242	$21	$901

	Three Months Ended June 30, 2024
Allowance for loan and lease losses:
Balance as of April 1, 2024	$348	$181	$231	$27	$787
Charge-offs	(24)	(19)	(1)	(5)	(49)
Recoveries	12	—	2	1	15
Provision for loan and lease losses	8	59	(1)	2	68
Balance as of June 30, 2024	$344	$221	$231	$25	$821

Reserve for remaining unfunded commitments:
Balance as of April 1, 2024	$49	$18	$12	$—	$79
Provision for remaining unfunded commitments	(5)	(8)	—	—	(13)
Balance as of June 30, 2024	44	10	12	—	66
Allowance for credit losses as of June 30, 2024	$388	$231	$243	$25	$887

28	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Six Months Ended June 30, 2025
Allowance for loan and lease losses:
Balance as of January 1, 2025	$345	$227	$221	$22	$815
Charge-offs	(62)	(10)	(2)	(10)	(84)
Recoveries	12	3	3	3	21
Provision for loan and lease losses	52	(7)	11	6	62
Balance as of June 30, 2025	$347	$213	$233	$21	$814

Reserve for remaining unfunded commitments:
Balance as of January 1, 2025	$57	$11	$11	$—	$79
Provision for remaining unfunded commitments	11	(1)	(2)	—	8
Balance as of June 30, 2025	68	10	9	—	87
Allowance for credit losses as of June 30, 2025	$415	$223	$242	$21	$901

	Six Months Ended June 30, 2024
Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(52)	(32)	(1)	(10)	(95)
Recoveries	14	—	4	3	21
Provision for loan and lease losses	43	81	(5)	3	122
Balance as of June 30, 2024	$344	$221	$231	$25	$821

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	$49	$22	$12	$—	$83
Provision for remaining unfunded commitments	(5)	(12)	—	—	(17)
Balance as of June 30, 2024	44	10	12	—	66
Allowance for credit losses as of June 30, 2024	$388	$231	$243	$25	$887

The following table presents gross charge-offs by year of origination for the six months ended June 30, 2025 and 2024.

GROSS CHARGE-OFFS
	Six Months Ended June 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
C&I	$3	$3	$1	$7	$19	$26	$3	$62
CRE	—	—	—	5	—	5	—	10
Consumer Real Estate	—	—	1	1	—	—	—	2
Credit Card and Other	3	—	—	1	2	1	3	10
Total	$6	$3	$2	$14	$21	$32	$6	$84

	Six Months Ended June 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$—	$9	$11	$20	$1	$9	$2	$52
CRE	—	—	—	—	9	23	—	32
Consumer Real Estate	—	—	—	—	—	1	—	1
Credit Card and Other	4	—	1	—	—	1	4	10
Total	$4	$9	$12	$20	$10	$34	$6	$95

29	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
At June 30, 2025, FHN had approximately $28 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2025 and 2024, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity related to residential mortgage loans held for sale as of and for the six months ended June 30, 2025 and the year ended December 31, 2024.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	June 30, 2025	December 31, 2024
Balance at beginning of period	$81	$62
Originations and purchases	542	951
Sales, net of gains	(513)	(932)
Mortgage loans transferred from (to) held for investment	(1)	—
Balance at end of period	$109	$81

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of June 30, 2025 and December 31, 2024.

MORTGAGE SERVICING RIGHTS
	June 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$34	$(10)	$24	$30	$(9)	$21

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of June 30, 2025 and December 31, 2024. Total mortgage servicing fees included in mortgage banking income were $2 million for the six months ended June 30, 2025 and 2024.

30	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

GOODWILL
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2023 (a)	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2024	$1,217	$293	$1,510
Additions	—	—	—
June 30, 2025	$1,217	$293	$1,510

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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.

OTHER INTANGIBLE ASSETS
	June 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$356	$(250)	$106	$356	$(233)	$123
Client relationships	32	(19)	13	32	(18)	14
Other (a)	11	(7)	4	27	(21)	6
Total	$399	$(276)	$123	$415	$(272)	$143

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

31	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.

PREFERRED STOCK
(Dollars in millions)								June 30, 2025	December 31, 2024
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	8,000	$80	$77	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						16,750	$438	$426	$426

(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) On July 2, 2025, FHN provided notice of its intent to redeem all outstanding shares of its Series B Preferred Stock on August 1, 2025. The fixed dividend rate was set to convert to three-month CME Term SOFR plus 4.52361% (0.26161% plus 4.262%) on August 1, 2025. See Note 17 — Subsequent Events for more information.
(c) The fixed dividend rate will reset on May 1, 2026 to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%).

Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock (Class A Preferred Stock) with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On June 30, 2025 and December 31, 2024, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B (Class B Preferred Shares), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At June 30, 2025 and December 31, 2024, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.

The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

32	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following tables provide the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2025 and 2024:

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2025	$(666)	$(67)	$(250)	$(983)
Net unrealized gains (losses)	53	7	—	60
Amounts reclassified from AOCI	—	9	2	11
Other comprehensive income (loss)	53	16	2	71
Balance as of June 30, 2025	$(613)	$(51)	$(248)	$(912)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2025	$(782)	$(94)	$(252)	$(1,128)
Net unrealized gains (losses)	169	25	—	194
Amounts reclassified from AOCI	—	18	4	22
Other comprehensive income (loss)	169	43	4	216
Balance as of June 30, 2025	$(613)	$(51)	$(248)	$(912)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of April 1, 2024	$(891)	$(110)	$(270)	$(1,271)
Net unrealized gains (losses)	(10)	(15)	—	(25)
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	(10)	(2)	2	(10)
Balance as of June 30, 2024	$(901)	$(112)	$(268)	$(1,281)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2024	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	(65)	(58)	—	(123)
Amounts reclassified from AOCI	—	26	4	30
Other comprehensive income (loss)	(65)	(32)	4	(93)
Balance as of June 30, 2024	$(901)	$(112)	$(268)	$(1,281)

33	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows:

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI	2025	2024	2025	2024	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$12	$17	$24	$34	Interest and fees on loans and leases
Tax expense (benefit)	(3)	(4)	(6)	(8)	Income tax expense
	9	13	18	26
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$3	$3	$6	$6	Other expense
Tax expense (benefit)	(1)	(1)	(2)	(2)	Income tax expense
	2	2	4	4
Total reclassification from AOCI	$11	$15	$22	$30

34	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows.

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2025	2024	2025	2024
Net income	$245	$204	$467	$401
Net income attributable to noncontrolling interest	4	5	8	10
Net income attributable to controlling interest	241	199	459	391
Preferred stock dividends	8	15	13	23
Net income available to common shareholders	$233	$184	$446	$368

Weighted average common shares outstanding—basic	508,125	543,981	512,596	549,479
Effect of dilutive restricted stock, performance equity awards and options	5,481	3,112	6,105	3,060
Weighted average common shares outstanding—diluted	513,606	547,093	518,701	552,539

Basic earnings per common share	$0.46	$0.34	$0.87	$0.67
Diluted earnings per common share	$0.45	$0.34	$0.86	$0.67

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met.

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2025	2024	2025	2024
Stock options excluded from the calculation of diluted EPS	—	1,388	—	1,458
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$—	$16.48	$—	$16.59
Other equity awards excluded from the calculation of diluted EPS	3,522	6,828	2,752	6,819

35	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2025, the aggregate amount of liabilities established for all such loss contingency matters was $3 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2025, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

36	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $15 million as of both June 30, 2025 and December 31, 2024. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

37	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
The components of net periodic benefit cost for the three and six months ended June 30 were as follows.

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Components of net periodic benefit cost
Interest cost	$8	$9	$16	$17
Expected return on plan assets	(8)	(8)	(16)	(16)
Amortization of unrecognized:
Actuarial (gain) loss	3	3	6	6
Net periodic benefit cost	$3	$4	$6	$7

38	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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
Segment Allocations
Financial results are presented, to the extent practicable, as if each segment operated on a stand-alone basis and include expense allocations for corporate overhead services used by the segments.
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

39	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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
The following tables present financial information for each reportable business segment for the three and six months ended June 30, 2025 and 2024.

SEGMENT FINANCIAL INFORMATION
	Three Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$826	$140	$78	$1,044
Interest expense	295	26	82	403
Funds transfer pricing	102	(56)	(46)	—
Net interest income (expense)	633	58	(50)	641
Noninterest income	113	53	23	189
Total revenues	746	111	(27)	830
Noninterest expense (a)	354	76	61	491
Pre-provision net revenue (b)	392	35	(88)	339
Provision for credit losses	13	6	11	30
Income (loss) before income taxes	379	29	(99)	309
Income tax expense (benefit)	90	7	(33)	64
Net income (loss)	$289	$22	$(66)	$245
Average assets	$58,737	$9,308	$13,913	$81,958
Depreciation and amortization	7	2	11	20
Expenditures for long-lived assets	5	—	2	7

	Three Months Ended June 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$894	$131	$68	$1,093
Interest expense	352	34	78	464
Funds transfer pricing	95	(50)	(45)	—
Net interest income (expense)	637	47	(55)	629
Noninterest income	115	53	18	186
Total revenues	752	100	(37)	815
Noninterest expense (a)	357	73	70	500
Pre-provision net revenue (b)	395	27	(107)	315
Provision for credit losses	56	1	(2)	55
Income (loss) before income taxes	339	26	(105)	260
Income tax expense (benefit)	80	6	(30)	56
Net income (loss)	$259	$20	$(75)	$204
Average assets	$59,684	$8,021	$14,016	$81,721
Depreciation and amortization	3	2	15	20
Expenditures for long-lived assets	8	—	4	12

(a)2025 includes an FDIC special assessment expense credit of $1 million and a $4 million expense credit related to an accrual release in deferred compensation in the Corporate segment. 2024 includes $3 million of restructuring costs and an FDIC special assessment of $2 million in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

40	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$1,639	$264	$155	$2,058
Interest expense	585	55	146	786
Funds transfer pricing	204	(103)	(101)	—
Net interest income (expense)	1,258	106	(92)	1,272
Noninterest income	223	113	34	370
Total revenues	1,481	219	(58)	1,642
Noninterest expense (a)	698	151	129	978
Pre-provision net revenue (b)	783	68	(187)	664
Provision for credit losses	51	9	10	70
Income (loss) before income taxes	732	59	(197)	594
Income tax expense (benefit)	174	14	(61)	127
Net income (loss)	$558	$45	$(136)	$467
Average assets	$58,727	$8,903	$13,834	$81,464
Depreciation and amortization	17	4	20	41
Expenditures for long-lived assets	10	1	5	16

	Six Months Ended June 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$1,776	$246	$143	$2,165
Interest expense	703	65	144	912
Funds transfer pricing	190	(93)	(97)	—
Net interest income (expense)	1,263	88	(98)	1,253
Noninterest income	225	115	41	381
Total revenues	1,488	203	(57)	1,634
Noninterest expense (a)	704	148	163	1,015
Pre-provision net revenue (b)	784	55	(220)	619
Provision for credit losses	100	8	(3)	105
Income (loss) before income taxes	684	47	(217)	514
Income tax expense (benefit)	161	11	(59)	113
Net income (loss)	$523	$36	$(158)	$401
Average assets	$59,516	$7,584	$14,382	$81,482
Depreciation and amortization	18	4	29	51
Expenditures for long-lived assets	11	—	10	21

(a)2025 includes a $4 million expense credit related to an accrual release in deferred compensation, and $5 million in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment. 2024 includes $9 million in restructuring costs and an FDIC special assessment of $12 million in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

41	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and six months ended June 30, 2025 and 2024.

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$42	$—	$42
Deposit transactions and cash management	39	—	2	41
Brokerage, management fees and commissions	26	—	—	26
Card and digital banking fees	16	—	3	19
Other service charges and fees	13	1	—	14
Trust services and investment management	12	—	1	13
Mortgage banking income	—	10	—	10
Other income (c)	7	—	17	24
Total noninterest income	$113	$53	$23	$189

	Three Months Ended June 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$40	$—	$40
Deposit transactions and cash management	41	1	2	44
Brokerage, management fees and commissions	25	—	—	25
Card and digital banking fees	17	—	3	20
Other service charges and fees	12	2	—	14
Trust services and investment management	12	—	—	12
Mortgage banking income	—	10	—	10
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	8	—	12	20
Total noninterest income	$115	$53	$18	$186

(a)2025 and 2024 each include $9 million of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

42	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$91	$—	$91
Deposit transactions and cash management	76	1	4	81
Brokerage, management fees and commissions	52	—	—	52
Card and digital banking fees	32	—	5	37
Other service charges and fees	25	1	—	26
Trust services and investment management	24	—	1	25
Mortgage banking income	—	18	—	18
Other income (c)	14	2	24	40
Total noninterest income	$223	$113	$34	$370

	Six Months Ended June 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$92	$—	$92
Deposit transactions and cash management	82	2	4	88
Brokerage, management fees and commissions	49	—	—	49
Card and digital banking fees	33	—	5	38
Other service charges and fees	24	2	1	27
Trust services and investment management	23	—	1	24
Mortgage banking income	—	18	1	19
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	14	1	28	43
Total noninterest income	$225	$115	$41	$381

(a)2025 and 2024 include $18 million and $20 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

43	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present a disaggregation of FHN's noninterest expense by major product line and reportable segment for the three and six months ended June 30, 2025 and 2024.

NONINTEREST EXPENSE DETAIL BY SEGMENT
	Three Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$133	$52	$97	$282
Net occupancy expense	20	2	12	34
Computer software	8	2	24	34
Operations services	4	6	13	23
Legal and professional fees	3	1	13	17
Deposit insurance expense	—	—	12	12
Advertising and public relations	2	—	12	14
Equipment expense	3	—	8	11
Amortization of intangible assets	9	—	1	10
Contract employment and outsourcing	1	1	6	8
Communications and delivery	2	1	5	8
Other expense	15	5	18	38
Cost allocations	154	6	(160)	—
Total noninterest expense	$354	$76	$61	$491

	Three Months Ended June 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$133	$48	$98	$279
Net occupancy expense	19	2	10	31
Computer software	8	1	20	29
Operations services	4	6	13	23
Legal and professional fees	2	1	15	18
Deposit insurance expense	—	—	16	16
Advertising and public relations	2	—	12	14
Equipment expense	3	—	8	11
Amortization of intangible assets	10	—	1	11
Contract employment and outsourcing	1	1	12	14
Communications and delivery	3	1	4	8
Other expense	22	6	18	46
Cost allocations	150	7	(157)	—
Total noninterest expense	$357	$73	$70	$500

44	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$268	$103	$190	$561
Net occupancy expense	41	4	24	69
Computer software	15	3	48	66
Operations services	8	11	27	46
Legal and professional fees	6	2	23	31
Deposit insurance expense	—	—	25	25
Advertising and public relations	3	—	21	24
Equipment expense	5	1	16	22
Amortization of intangible assets	17	1	2	20
Contract employment and outsourcing	2	2	12	16
Communications and delivery	5	2	9	16
Other expense	32	9	41	82
Cost allocations	296	13	(309)	—
Total noninterest expense	$698	$151	$129	$978

	Six Months Ended June 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$272	$98	$210	$580
Net occupancy expense	37	4	21	62
Computer software	16	3	40	59
Operations services	9	11	25	45
Legal and professional fees	5	1	27	33
Deposit insurance expense	—	—	40	40
Advertising and public relations	4	—	18	22
Equipment expense	6	1	15	22
Amortization of intangible assets	19	1	2	22
Contract employment and outsourcing	2	2	24	28
Communications and delivery	5	2	9	16
Other expense	43	10	33	86
Cost allocations	286	15	(301)	—
Total noninterest expense	$704	$148	$163	$1,015

45	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of June 30, 2025 and December 31, 2024.

CONSOLIDATED VIEs
(Dollars in millions)	June 30, 2025	December 31, 2024
Assets:
Other assets	$200	$195

Liabilities:
Other liabilities	$171	$165

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
FHN accounts for qualifying LIHTC investments under the PAM. Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and made the election to apply the PAM for these programs. Expenses associated with non-qualifying LIHTC investments were not significant for the three and six months ended June 30, 2025 and 2024.

46	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 for investments accounted for under the PAM. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Income tax expense (benefit):
Amortization of qualifying investments	$17	$15	$35	$30
Tax credits	(21)	(17)	(40)	(33)
Other tax benefits related to qualifying investments	(3)	(3)	(5)	(5)

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

47	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.
The following tables summarize FHN’s nonconsolidated VIEs as of June 30, 2025 and December 31, 2024.

NONCONSOLIDATED VIEs AT JUNE 30, 2025
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$697	$282	(a)
Other tax credit investments (b)	88	73	Other assets
Small issuer trust preferred holdings (c)	165	—	Loans and leases
On-balance sheet trust preferred securitization	25	89	(d)
Holdings of agency mortgage-backed securities (c)	8,191	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	557	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $415 million of current investments and $282 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $89 million classified as term borrowings.
(e)Includes $268 million classified as trading securities, $1.2 billion classified as securities held to maturity, and $6.7 billion classified as securities available for sale.
(f)Maximum loss exposure represents $557 million of current receivables with $1 million of additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(g)No exposure to loss due to nature of FHN's involvement.

48	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2025 and December 31, 2024, respectively, FHN had $323 million and $541 million of cash receivables and $18 million and $25 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

49	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $34 million and $31 million for the three months ended June 30, 2025 and 2024, and $70 million and $75 million for the six months ended June 30, 2025 and 2024, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of June 30, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH TRADING
	June 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,264	$24	$122
Offsetting upstream interest rate contracts	4,442	84	24
Forwards and futures purchased	1,660	10	—
Forwards and futures sold	1,753	—	11

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,096	$8	$190
Offsetting upstream interest rate contracts	4,265	134	9
Forwards and futures purchased	1,421	1	6
Forwards and futures sold	1,426	7	—

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of June 30, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	June 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,016	$39	$226
Offsetting upstream interest rate contracts	8,316	225	40

50	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,301	$10	$372
Offsetting upstream interest rate contracts	8,301	369	11

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$64	$9	$175	$(77)
Offsetting upstream interest rate contracts (a)	(64)	(9)	(175)	77

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	June 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$18
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

51	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$67
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$21	$(2)	$57	$(41)
Gain (loss) recognized in other comprehensive income (loss)	7	(15)	25	(58)
Gain (loss) reclassified from AOCI into interest income	9	13	18	26

(a)Approximately $8 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	June 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$96	$1	$—
Forward contracts written	151	—	1

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$51	$—	$—
Forward contracts written	100	1	—

52	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and six months ended June 30, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$—	$1	$(1)	$—
Forward contracts written	—	—	(2)	1

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2025 and December 31, 2024, the derivative liabilities associated with the sales of Visa Class B shares were $13 million and $15 million, respectively. FHN recognized $5 million and $15 million, respectively, in derivative valuation adjustments related to prior sales of Visa Class B shares for the six months ended June 30, 2025 and year ended December 31, 2024. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2025 and December 31, 2024, these loans were valued at $5 million and $16 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of June 30, 2025 and December 31, 2024, the notional values of FHN’s risk participations were $220 million and $268 million of derivative assets and $936 million and $916 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at June 30, 2025 and December 31, 2024, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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

53	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $11 million of assets and $109 million of liabilities on June 30, 2025, and $5 million of assets and $187 million of liabilities on December 31, 2024. As of June 30, 2025 and December 31, 2024, FHN had received collateral of $69 million and $82 million and posted collateral of $63 million and $96 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $11 million of assets and $109 million of liabilities on June 30, 2025, and $6 million of assets and $187 million of liabilities on December 31, 2024. As of June 30, 2025 and December 31, 2024, FHN had received collateral of $69 million and $82 million and posted collateral of $63 million and $96 million, respectively, in the normal course of business related to these contracts.
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

54	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2025
Interest rate derivative contracts	$373	$—	$373	$(83)	$(270)	$20
Forward contracts	10	—	10	(4)	(1)	5
	$383	$—	$383	$(87)	$(271)	$25

December 31, 2024
Interest rate derivative contracts	$522	$—	$522	$(73)	$(436)	$13
Forward contracts	8	—	8	(3)	(4)	1
	$530	$—	$530	$(76)	$(440)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, less than $1 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2025
Interest rate derivative contracts	$429	$—	$429	$(83)	$(107)	$239
Forward contracts	11	—	11	(4)	(6)	1
	$440	$—	$440	$(87)	$(113)	$240

December 31, 2024
Interest rate derivative contracts	$649	$—	$649	$(73)	$(168)	$408
Forward contracts	6	—	6	(3)	(1)	2
	$655	$—	$655	$(76)	$(169)	$410

(a)Included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, $15 million and $16 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

55	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of June 30, 2025 and December 31, 2024.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
June 30, 2025	$493	$—	$493	$—	$(488)	$5
December 31, 2024	572	—	572	—	(567)	5

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of June 30, 2025 and December 31, 2024.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2025	$2,205	$—	$2,205	$—	$(2,205)	$—
December 31, 2024	2,096	—	2,096	—	(2,096)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

56	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of June 30, 2025 and December 31, 2024.

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	June 30, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,458	$—	$1,458
Government agency issued CMO	747	—	747
Total securities sold under agreements to repurchase	$2,205	$—	$2,205

	December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,535	$—	$1,535
Government agency issued CMO	561	—	561
Total securities sold under agreements to repurchase	$2,096	$—	$2,096

57	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

58	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	June 30, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
Government agency issued MBS	$—	$148	$—	$148
Government agency issued CMO	—	120	—	120
Other U.S. government agencies	—	41	—	41
States and municipalities	—	64	—	64
Corporate and other debt	—	1,030	—	1,030
SBA interest-only strips	—	—	27	27
Total trading securities	—	1,403	27	1,430
Loans held for sale (elected fair value)	—	102	12	114
Securities available for sale:
Government agency issued MBS	—	3,746	—	3,746
Government agency issued CMO	—	2,932	—	2,932
Other U.S. government agencies	—	1,102	—	1,102
States and municipalities	—	337	—	337
Total securities available for sale	—	8,117	—	8,117
Other assets:
Deferred compensation mutual funds	111	—	—	111
Equity, mutual funds, and other	36	—	—	36
Derivatives, forwards and futures	10	—	—	10
Derivatives, interest rate contracts	—	373	—	373
Total other assets	157	373	—	530
Total assets	$157	$9,995	$39	$10,191
Trading liabilities:
U.S. treasuries	$—	$328	$—	$328
Corporate and other debt	—	141	—	141
Total trading liabilities	—	469	—	469
Other liabilities:
Derivatives, forwards and futures	12	—	—	12
Derivatives, interest rate contracts	—	430	—	430
Derivatives, other	—	—	13	13
Total other liabilities	12	430	13	455
Total liabilities	$12	$899	$13	$924

59	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	98	—	98
Government agency issued CMO	—	180	—	180
Other U.S. government agencies	—	252	—	252
States and municipalities	—	64	—	64
Corporate and other debt	—	767	—	767
SBA interest-only strips	—	—	23	23
Total trading securities	—	1,364	23	1,387
Loans held for sale (elected fair value)	—	69	16	85
Securities available for sale:
Government agency issued MBS	—	3,702	—	3,702
Government agency issued CMO	—	2,767	—	2,767
Other U.S. government agencies	—	1,073	—	1,073
States and municipalities	—	354	—	354
Total securities available for sale	—	7,896	—	7,896
Other assets:
Deferred compensation mutual funds	111	—	—	111
Equity, mutual funds, and other	35	—	—	35
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	522	—	522
Derivatives, other	—	1	—	1
Total other assets	154	523	—	677
Total assets	$154	$9,852	$39	$10,045
Trading liabilities:
U.S. treasuries	$—	$440	$—	$440
Other U.S. government agencies	—	7	—	7
Corporate and other debt	—	103	—	103
Total trading liabilities	—	550	—	550
Other liabilities:
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	649	—	649
Derivatives, other	—	1	15	16
Total other liabilities	6	650	15	671
Total liabilities	$6	$1,200	$15	$1,221

60	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2025 and 2024 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Three Months Ended June 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2025	$22		$13		$(18)
Total net gains (losses) included in net income	(2)		—		—
Sales	—		(1)		—
Settlements	—		—		5
Net transfers into (out of) Level 3	7	(b)	—		—
Balance on June 30, 2025	$27		$12		$(13)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

	Three Months Ended June 30, 2024
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2024	$19		$14		$(20)
Total net gains (losses) included in net income	(1)		—		—
Purchases	—		1		—
Sales	(8)		—		—
Settlements	—		(1)		2
Net transfers into (out of) Level 3	6	(b)	1		—
Balance on June 30, 2024	$16		$15		$(18)
Net unrealized gains (losses) included in net income	$—	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into Level 3 SBA interest-only strips reflect transfers out of SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

61	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2025 and 2024 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Six Months Ended June 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2025	$23		$16		$(15)
Total net gains (losses) included in net income	(4)		—		(5)
Sales	(3)		(5)		—
Settlements	—		—		7
Net transfers into (out of) Level 3	11	(b)	1		—
Balance on June 30, 2025	$27		$12		$(13)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(5)	(d)

	Six Months Ended June 30, 2024
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(2)		—		—
Purchases	—		2		—
Sales	(10)		(13)		—
Settlements	—		(1)		5
Net transfers into (out of) Level 3	15	(b)	1		—
Balance on June 30, 2024	$16		$15		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into Level 3 SBA interest-only strips reflect transfers out of SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2025 and 2024.

62	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at June 30, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$264	$—	$264
Loans and leases (a)	—	—	379	379
OREO (b)	—	—	4	4

	Carrying value at December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$438	$—	$438
Loans and leases (a)	—	—	344	344
OREO (b)	—	—	3	3

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2025 and 2024.

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended June 30,		Net gains (losses) Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Loans held for sale—SBAs and USDA	$—	$(1)	$—	$(1)
Loans and leases (a)	(16)	(31)	(33)	(56)
	$(16)	$(32)	$(33)	$(57)

(a)Write-downs on these loans are recognized as part of provision for credit losses.

63	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three and six months ended June 30, 2025 and 2024.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of June 30, 2025 and December 31, 2024.

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at June 30, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$27	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	3% - 18%	17%
Loans held for sale - residential real estate	$12	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	64% - 65%	64%
			Loss severity trends - First mortgage	0.0% - 2.2% of UPB	0.8%
Derivative liabilities, other	$13	Discounted cash flow	Visa covered litigation resolution amount	$2.9 billion - $3.7 billion	$3.5 billion
			Probability of resolution scenarios	10% - 25%	22%
			Time until resolution	6 - 36 months	23 months
Loans and leases (a)	$379	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$4	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

64	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$23	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	3% - 18%	17%
Loans held for sale - residential real estate	$16	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	63% - 71%	64%
			Loss severity trends - First mortgage	0.0% - 0.2% of UPB	0.1%
Derivative liabilities, other	$15	Discounted cash flow	Visa covered litigation resolution amount	$3.1 billion - $4.1 billion	$3.8 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	23 months
Loans and leases (a)	$344	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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

65	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	June 30, 2025
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$114	$118	$(4)
Nonaccrual loans	7	11	(4)

	December 31, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$85	$89	$(4)
Nonaccrual loans	3	5	(2)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table.

66	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$—	$1	$2	$1

For the three and six months ended June 30, 2025 and 2024, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

67	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
FHN utilizes quoted market prices of similar instruments or broker and dealer quotations to value the SBA and USDA guaranteed loans. FHN's valuation of SBA-unguaranteed interests in loans held for sale is based on individual loan characteristics such as industry type and pay history and generally follows an income approach. Furthermore, these valuations are adjusted for changes in prepayment estimates and are reduced due to restrictions on trading. The fair value of other non-residential real estate loans held for sale is approximated by their carrying values based on current transaction values.
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

68	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of June 30, 2025 and December 31, 2024 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPs loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

69	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	June 30, 2025
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$34,012	$—	$—	$33,574	$33,574
Commercial real estate	13,723	—	—	13,636	13,636
Consumer:
Consumer real estate	14,135	—	—	13,600	13,600
Credit card and other	576	—	—	595	595
Total loans and leases, net of allowance for loan and lease losses	62,446	—	—	61,405	61,405
Short-term financial assets:
Interest-bearing deposits with banks	911	911	—	—	911
Federal funds sold	34	—	34	—	34
Securities purchased under agreements to resell	493	—	493	—	493
Total short-term financial assets	1,438	911	527	—	1,438
Trading securities (a)	1,430	—	1,403	27	1,430
Loans held for sale:
Mortgage loans (elected fair value)	114	—	102	12	114
USDA & SBA loans - LOCOM	264	—	265	—	265
Mortgage loans - LOCOM	24	—	—	24	24
Total loans held for sale	402	—	367	36	403
Securities available for sale (a)	8,117	—	8,117	—	8,117
Securities held to maturity	1,245	—	1,083	—	1,083
Derivative assets (a)	383	10	373	—	383
Other assets:
Tax credit investments	784	—	—	733	733
Deferred compensation mutual funds	111	111	—	—	111
Equity, mutual funds, and other (b)	322	36	—	286	322
Total other assets	1,217	147	—	1,019	1,166
Total assets	$76,678	$1,068	$11,870	$62,487	$75,425
Liabilities:
Defined maturity deposits	$7,270	$—	$7,246	$—	$7,246
Trading liabilities (a)	469	—	469	—	469
Short-term financial liabilities:
Federal funds purchased	996	—	996	—	996
Securities sold under agreements to repurchase	2,205	—	2,205	—	2,205
Other short-term borrowings	260	—	260	—	260
Total short-term financial liabilities	3,461	—	3,461	—	3,461
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—new market tax credit investments	74	—	—	72	72
Secured borrowings	34	—	—	34	34
Junior subordinated debentures	152	—	—	142	142
Other long-term borrowings	1,035	—	1,039	—	1,039
Total term borrowings	1,342	—	1,039	295	1,334
Derivative liabilities (a)	455	12	430	13	455
Total liabilities	$12,997	$12	$12,645	$308	$12,965

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $83 million and FRB stock of $203 million.

70	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$33,083	$—	$—	$32,511	$32,511
Commercial real estate	14,194	—	—	13,894	13,894
Consumer:
Consumer real estate	13,826	—	—	13,262	13,262
Credit card and other	647	—	—	657	657
Total loans and leases, net of allowance for loan and lease losses	61,750	—	—	60,324	60,324
Short-term financial assets:
Interest-bearing deposits with banks	1,538	1,538	—	—	1,538
Federal funds sold	59	—	59	—	59
Securities purchased under agreements to resell	572	—	572	—	572
Total short-term financial assets	2,169	1,538	631	—	2,169
Trading securities (a)	1,387	—	1,364	23	1,387
Loans held for sale:
Mortgage loans (elected fair value)	85	—	69	16	85
USDA & SBA loans - LOCOM	439	—	439	—	439
Mortgage loans - LOCOM	27	—	—	27	27
Total loans held for sale	551	—	508	43	551
Securities available for sale (a)	7,896	—	7,896	—	7,896
Securities held to maturity	1,270	—	1,083	—	1,083
Derivative assets (a)	531	8	523	—	531
Other assets:
Tax credit investments	706	—	—	692	692
Deferred compensation mutual funds	111	111	—	—	111
Equity, mutual funds, and other (b)	289	35	—	254	289
Total other assets	1,106	146	—	946	1,092
Total assets	$76,660	$1,692	$12,005	$61,336	$75,033
Liabilities:
Defined maturity deposits	$6,613	$—	$6,591	$—	$6,591
Trading liabilities (a)	550	—	550	—	550
Short-term financial liabilities:
Federal funds purchased	259	—	259	—	259
Securities sold under agreements to repurchase	2,096	—	2,096	—	2,096
Other short-term borrowings	1,045	—	1,045	—	1,045
Total short-term financial liabilities	3,400	—	3,400	—	3,400
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—new market tax credit investments	74	—	—	70	70
Secured borrowings	37	—	—	37	37
Junior subordinated debentures	151	—	—	142	142
Other long-term borrowings	886	—	866	—	866
Total term borrowings	1,195	—	866	296	1,162
Derivative liabilities (a)	671	6	650	15	671
Total liabilities	$12,429	$6	$12,057	$311	$12,374

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $51 million and FRB stock of $203 million.

71	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2025 and December 31, 2024.

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Unfunded Commitments:
Loan commitments	$20,937	$20,992	$1	$1
Standby and other commitments	720	753	9	9

72	2Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 17—SUBSEQUENT EVENTS
Note 17—Subsequent Events
Preferred Stock Redemption
On August 1, 2025 (the "Redemption Date"), FHN redeemed all outstanding shares of its 6.625% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock"), and all related outstanding depositary shares, each representing a 1/400th interest in a share of the Series B Preferred Stock ("the Series B Depositary Shares"). After the redemptions, no shares of Series B Preferred Stock, and no Series B Depositary Shares, remain outstanding.
The redemption price was $25.00 per Series B Depository Share, corresponding to $10,000 per share of Series B Preferred Stock. Accrued dividends were not included in either redemption price because the Redemption Date was also a dividend payment date. The regular Series B semi-annual dividend, which was declared in April, was paid separately in the customary manner on August 1, 2025 to shareholders of record at the close of business on July 17, 2025.

73	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

74	2Q25 FORM 10-Q REPORT

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
At June 30, 2025, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2024 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
Senior Notes Retirement
On May 26, 2025, FHN retired $350 million in senior notes that had reached the maturity date, utilizing part of the proceeds from the issuance of $500 million in Fixed Rate/Floating Rate Senior Notes in first quarter 2025.
Preferred Stock Redemption
On August 1, 2025, FHN redeemed all outstanding shares of its Series B Preferred Stock with a carrying value of $77 million. Prior to the redemption, the Series B Preferred Stock qualified as Tier 1 capital. See Note 17 — Subsequent Events for more information.
Financial Performance Summary
Second Quarter 2025 Highlights
FHN reported second quarter 2025 net income available to common shareholders of $233 million, or $0.45 per diluted share, compared to $213 million, or $0.41 per diluted share, in first quarter 2025 and $184 million, or $0.34 per diluted share, in second quarter 2024.
Net interest income of $641 million increased $10 million compared to first quarter 2025, driven by loan growth, primarily in loans to mortgage companies. Net interest income increased $12 million compared to second quarter 2024, driven by lower interest-bearing deposit costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields.
Provision for credit losses was $30 million for second quarter 2025 compared to $40 million for first quarter 2025 and $55 million for second quarter 2024. Net charge-offs were $34 million, or 22 basis points, compared to $29 million, or 19 basis points, in first quarter 2025, and $34 million, or 22 basis points, in second quarter 2024.
Noninterest income of $189 million increased $8 million compared to first quarter 2025, largely driven by higher deferred compensation income, service charges and fees, and mortgage banking income, partially offset by lower fixed income. Noninterest income for second quarter 2025 increased $3 million, compared to second quarter 2024, largely driven by higher deferred compensation income.
Noninterest expense of $491 million increased $4 million from first quarter 2025 as increases in personnel and advertising and public relations expenses were partially offset by a reduction in Visa derivative valuation expense in the prior quarter. Compared with second quarter 2024, noninterest expense decreased $9 million, or 2%, largely driven by lower FDIC special assessment expense, contract employment and outsourcing expense and other expense, partially offset by an increase in computer software expense.
Year-to-Date and Period End Highlights
For the six months ended June 30, 2025, net income available to common shareholders was $446 million, or $0.86 per diluted share, compared to $368 million, or $0.67 per diluted share, for the six months ended June 30, 2024.
Net interest income increased $19 million, largely driven by lower funding costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields.
Provision for credit losses of $70 million decreased $35 million for the year-to-date period of 2025 compared to the same period of 2024. Net charge-offs of $63 million declined $11 million for the year-to-date period of 2025 compared to $74 million for the same period of 2024. Nonperforming loans of $593 million decreased $9 million

75	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

from December 31, 2024 as an increase in C&I offset a reduction in CRE.
Noninterest income for the year-to-date period decreased $11 million, or 3%, primarily from lower deposit transactions and cash management fees and lower deferred compensation income.
Noninterest expense for the year-to-date period decreased $37 million, or 4%, largely attributable to lower personnel expense, deposit insurance expense and contract employment and outsourcing.
Period-end loans and leases of $63.3 billion increased $695 million, or 1%, from December 31, 2024. Commercial loans increased $446 million, largely driven by an increase of $931 million in the C&I portfolio, partially offset by a
$485 million decline in CRE balances. Growth in loans to mortgage companies contributed $587 million of the increase in the C&I portfolio. Consumer loan growth was $249 million for the year-to-date period.
Period-end deposits of $65.6 billion remained largely unchanged from December 31, 2024, with interest-bearing deposits increasing $125 million and noninterest-bearing deposits decreasing $129 million.
The Common Equity Tier 1 ratio was 10.99% at June 30, 2025 compared to 11.20% at December 31, 2024. Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2025 were 12.00% and 13.95%, down from 12.22% and 14.25% at December 31, 2024.

Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the six months ended
(Dollars in millions, except per share data)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pre-provision net revenue (a)	$339	$325	$315	$664	$619
Diluted earnings per common share	$0.45	$0.41	$0.34	$0.86	$0.67
Return on average assets (b)	1.20%	1.11%	1.00%	1.16%	0.99%
Return on average common equity (c)	11.14%	10.30%	8.98%	10.72%	8.87%
Return on average tangible common equity (a) (d)	13.85%	12.81%	11.29%	13.33%	11.12%
Net interest margin (e)	3.40%	3.42%	3.38%	3.41%	3.38%
Noninterest income to total revenue (f)	22.73%	22.29%	22.75%	22.51%	23.24%
Efficiency ratio (g)	59.20%	60.06%	61.44%	59.63%	62.18%
Allowance for loan and lease losses to total loans and leases	1.29%	1.32%	1.31%	1.29%	1.31%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.22%	0.19%	0.22%	0.20%	0.24%
Total period-end equity to period-end assets	11.28%	11.10%	10.89%	11.28%	10.89%
Tangible common equity to tangible assets (a)	8.58%	8.37%	8.14%	8.58%	8.14%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.30	$0.30
Book value per common share	$16.78	$16.40	$15.34	$16.78	$15.34
Tangible book value per common share (a)	$13.57	$13.17	$12.22	$13.57	$12.22
Common equity Tier 1	10.99%	10.93%	11.05%	10.99%	11.05%
Market capitalization	$10,787	$9,852	$8,467	$10,787	$8,467
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

The following portions of this MD&A focus in more detail on the results of operations for the three and six months ended June 30, 2025, the three months ended March 31, 2025, and the three and six months ended June 30, 2024 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.

76	2Q25 FORM 10-Q REPORT

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
The following tables present the major components of net interest income and net interest margin.

77	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,704	$738	6.21%	$46,951	$715	6.18%	$47,485	$799	6.78%
Consumer loans	14,847	186	4.99	14,694	182	4.96	14,544	179	4.91
Total loans and leases	62,551	924	5.92	61,645	897	5.89	62,029	978	6.34
Loans held for sale	502	8	6.76	519	9	7.09	462	9	7.50
Investment securities	9,330	71	3.06	9,209	70	3.02	9,261	60	2.58
Trading securities	1,609	23	5.72	1,442	20	5.57	1,367	21	6.30
Federal funds sold	8	—	4.88	7	—	4.91	55	1	5.64
Securities purchased under agreements to resell	628	7	4.23	706	7	4.24	621	8	5.28
Interest-bearing deposits with banks	1,259	14	4.45	1,265	14	4.44	1,448	20	5.46
Total earning assets / Total interest income	$75,887	$1,047	5.53%	$74,793	$1,017	5.50%	$75,243	$1,097	5.86%
Cash and due from banks	864			886			904
Goodwill and other intangible assets, net	1,638			1,648			1,680
Premises and equipment, net	565			570			585
Allowance for loan and lease losses	(828)			(827)			(810)
Other assets	3,832			3,895			4,119
Total assets	$81,958			$80,965			$81,721

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$25,899	$177	2.73%	$26,544	$175	2.67%	$25,462	$208	3.29%
Other interest-bearing deposits	16,362	96	2.36	16,096	92	2.31	16,484	117	2.86
Time deposits	6,630	64	3.88	6,329	62	4.00	6,683	74	4.45
Total interest-bearing deposits	48,891	337	2.76	48,969	329	2.72	48,629	399	3.30
Federal funds purchased	893	10	4.50	565	6	4.47	531	7	5.53
Securities sold under agreements to repurchase	1,799	14	3.16	1,914	15	3.18	1,677	17	3.99
Trading liabilities	613	6	4.07	693	7	4.29	605	7	4.46
Other short-term borrowings	1,208	13	4.47	681	8	4.40	1,267	17	5.48
Term borrowings	1,556	22	5.60	1,332	18	5.41	1,170	17	5.64
Total interest-bearing liabilities / Total interest expense	$54,960	$402	2.94%	$54,154	$383	2.87%	$53,879	$464	3.46%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,851			15,535			16,332
Other liabilities	2,050			2,165			2,561
Total liabilities	72,861			71,854			72,772

Shareholders' equity	8,802			8,816			8,654
Noncontrolling interest	295			295			295
Total shareholders' equity	9,097			9,111			8,949
Total liabilities and shareholders' equity	$81,958			$80,965			$81,721

Net earnings assets / Net interest income (TE) / Net interest spread	$20,927	$645	2.59%	$20,639	$634	2.63%	$21,364	$633	2.40%
Taxable equivalent adjustment		(4)	0.81		(3)	0.79		(4)	0.98
Net interest income / Net interest margin (a)		$641	3.40%		$631	3.42%		$629	3.38%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

78	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Second Quarter 2025 versus First Quarter 2025
Net interest income of $641 million in second quarter 2025 increased $10 million from first quarter 2025, and the net interest margin decreased 2 basis points to 3.40%. The increase in net interest income was driven by loan growth, primarily in loans to mortgage companies. The decline in the net interest margin was attributable to higher deposit costs associated with increased brokered deposit balances. Loan yield increased 3 basis points, and the cost of interest-bearing deposits increased 4 basis points.
Average earning assets of $75.9 billion in second quarter 2025 increased $1.1 billion from first quarter 2025, largely due to a $906 million increase in average loans and leases. Average interest-bearing liabilities increased $806 million, reflecting a $660 million increase in average short-term borrowings and a $224 million increase in average term borrowings, partially offset by a $78 million decrease in average interest-bearing deposits.

Second Quarter 2025 versus Second Quarter 2024
Net interest income increased $12 million from second quarter 2024 and the net interest margin increased 2 basis points to 3.40% in second quarter 2025, driven by lower interest-bearing deposit costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields. Yields on earning assets decreased 33 basis points while funding costs decreased 52 basis points.
Average earning assets increased $644 million from second quarter 2024, largely driven by a $522 million increase in average loans and leases, a $242 million increase in average trading securities, and a $69 million increase in average investment securities, partially offset by a $189 million decrease in average interest-bearing deposits with banks. Average interest-bearing liabilities increased $1.1 billion, driven by a $262 million increase in average interest-bearing deposits, a $433 million increase in average short-term borrowings, and a $386 million increase in average term borrowings.

79	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,330	$1,454	6.20%	$47,120	$1,582	6.75%
Consumer loans	14,771	367	4.97	14,471	351	4.85
Total loans and leases	62,101	1,821	5.90	61,591	1,933	6.31
Loans held for sale	510	18	6.93	458	17	7.65
Investment securities	9,270	141	3.04	9,425	121	2.56
Trading securities	1,526	43	5.65	1,306	42	6.38
Federal funds sold	7	—	4.90	64	2	5.63
Securities purchased under agreements to resell	667	14	4.23	546	14	5.20
Interest-bearing deposits with banks	1,262	28	4.44	1,620	44	5.46
Total earning assets / Total interest income	$75,343	$2,065	5.51%	$75,010	$2,173	5.82%
Cash and due from banks	875			926
Goodwill and other intangible assets, net	1,643			1,685
Premises and equipment, net	568			586
Allowance for loan and lease losses	(827)			(799)
Other assets	3,862			4,074
Total assets	$81,464			$81,482

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$26,220	$351	2.70%	$25,426	$414	3.28%
Other interest-bearing deposits	16,230	188	2.34	16,609	236	2.86
Time deposits	6,480	127	3.94	6,656	147	4.44
Total interest-bearing deposits	48,930	666	2.74	48,691	797	3.29
Federal funds purchased	730	16	4.49	435	12	5.52
Securities sold under agreements to repurchase	1,856	29	3.17	1,675	33	3.99
Trading liabilities	652	14	4.18	534	12	4.40
Other short-term borrowings	946	21	4.44	902	25	5.46
Term borrowings	1,445	40	5.51	1,163	33	5.68
Total interest-bearing liabilities / Total interest expense	$54,559	$786	2.90%	$53,400	$912	3.43%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,694			16,479
Other liabilities	2,107			2,503
Total liabilities	72,360			72,382

Shareholders' equity	8,809			8,805
Noncontrolling interest	295			295
Total shareholders' equity	9,104			9,100
Total liabilities and shareholders' equity	$81,464			$81,482

Net earnings assets / Net interest income (TE) / Net interest spread	$20,784	$1,279	2.61%	$21,610	$1,261	2.39%
Taxable equivalent adjustment		(7)	0.80		(8)	0.99
Net interest income / Net interest margin (a)		$1,272	3.41%		$1,253	3.38%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

80	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the six months ended June 30, 2025, net interest income of $1.3 billion increased $19 million from the same period one year ago, largely driven by lower funding costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields.
Total average earning assets increased $333 million in the first six months of 2025, largely driven by average loan growth of $510 million and higher average trading securities balances, partially offset by lower levels of investment securities and interest-bearing cash.
The year-to-date net interest margin of 3.41% increased 3 basis points compared to 3.38% for the same period of 2024 as earning asset yields decreased 31 basis points and the cost of interest-bearing liabilities decreased 53 basis points.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented.
Table I.2.4
NONINTEREST INCOME

	Three Months Ended			2Q25 vs. 1Q25		2Q25 vs. 2Q24
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2024	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$42	$49	$40	$(7)	(14)%	$2	5%
Deposit transactions and cash management	41	40	44	1	3	(3)	(7)
Brokerage, management fees and commissions	26	26	25	—	—	1	4
Card and digital banking fees	19	18	20	1	6	(1)	(5)
Other service charges and fees	14	12	14	2	17	—	—
Trust services and investment management	13	12	12	1	8	1	8
Mortgage banking income	10	8	10	2	25	—	—
Securities gains (losses), net	—	—	1	—	NM	(1)	(100)
Other income	24	16	20	8	50	4	20
Total noninterest income	$189	$181	$186	$8	4%	$3	2%

NM - not meaningful
Second Quarter 2025 versus First Quarter 2025
Noninterest income of $189 million increased $8 million, or 4%, compared to the prior quarter.
Fixed income of $42 million declined $7 million from the prior quarter as average daily revenue decreased 6% to $550 thousand as a result of less favorable market conditions, and revenue from other products also decreased.
Other income increased $8 million, largely driven by a $10 million increase in deferred compensation income.
Second Quarter 2025 versus Second Quarter 2024
Noninterest income for second quarter 2025 increased $3 million, or 2%, compared to second quarter 2024.
Fixed income of $42 million increased $2 million compared to second quarter 2024. Fixed income average daily revenue of $550 thousand increased $62 thousand, or 13%, compared to the same quarter of 2024. Revenue from other products decreased $1 million compared to second quarter 2024.
Deposit transactions and cash management fees of $41 million decreased $3 million, largely attributable to lower overdraft fees.
Other income increased $4 million, largely driven by a $5 million increase in deferred compensation income.

81	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest income for the six months ended June 30, 2025 and 2024.
Table I.2.5
NONINTEREST INCOME

	Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	$ Change	% Change
Noninterest income:
Fixed income	$91	$92	$(1)	(1)%
Deposit transactions and cash management	81	88	(7)	(8)
Brokerage, management fees and commissions	52	49	3	6
Card and digital banking fees	37	38	(1)	(3)
Other service charges and fees	26	27	(1)	(4)
Trust services and investment management	25	24	1	4
Mortgage banking income	18	19	(1)	(5)
Securities gains (losses), net	—	1	(1)	(100)
Other income	40	43	(3)	(7)
Total noninterest income	$370	$381	$(11)	(3)%

For the six months ended June 30, 2025, noninterest income of $370 million decreased $11 million, or 3%, compared to the same period of 2024.
Fixed income remained relatively unchanged for the six months ended June 30, 2025, compared to the same period of 2024. Fixed income product revenue of $70 million decreased $6 million largely driven by less favorable market conditions. Revenue from other products of $21 million increased $5 million primarily driven by increases in revenues from loan sales.
Deposit transactions and cash management fees decreased $7 million, largely attributable to lower overdraft fees.
Brokerage, management fees and commissions increased $3 million, largely driven by higher wealth management fees.
Other income decreased $3 million, largely the result of a $6 million decline in deferred compensation income, partially offset by a $3 million increase in bank owned life insurance.

82	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented.

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			2Q25 vs. 1Q25		2Q25 vs. 2Q24
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2024	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$282	$279	$279	$3	1%	$3	1%
Net occupancy expense	34	35	31	(1)	(3)	3	10
Computer software	34	32	29	2	6	5	17
Operations services	23	23	23	—	—	—	—
Legal and professional fees	17	14	18	3	21	(1)	(6)
Deposit insurance expense	12	13	16	(1)	(8)	(4)	(25)
Advertising and public relations	14	10	14	4	40	—	—
Equipment expense	11	10	11	1	10	—	—
Amortization of intangible assets	10	10	11	—	—	(1)	(9)
Contract employment and outsourcing	8	8	14	—	—	(6)	(43)
Communications and delivery	8	8	8	—	—	—	—
Other expense	38	45	46	(7)	(16)	(8)	(17)
Total noninterest expense	$491	$487	$500	$4	1%	$(9)	(2)%

Second Quarter 2025 versus First Quarter 2025
Noninterest expense of $491 million increased $4 million, or 1%, compared to the prior quarter.
Personnel expense of $282 million increased $3 million from the prior quarter, reflecting higher deferred compensation expense of $6 million and higher salaries and benefits of $5 million, partially offset by lower incentive-based compensation expense of $8 million. Deferred compensation expense for the second quarter reflects the impact of a $4 million expense credit for an accrual release related to a business unit divested over a decade ago. The increase in salaries and benefits was primarily due to higher day count, seasonality in benefits, and strategic investments in personnel. The decrease in incentive-based compensation primarily reflects a reduction from first quarter adjustments and lower retention expense.
Advertising and public relations expense increased $4 million compared to the prior quarter, largely from a seasonal increase in advertising spend.
Other expense declined $7 million, largely attributable to $5 million in Visa derivative valuation expense in the prior quarter.
Second Quarter 2025 versus Second Quarter 2024
Noninterest expense of $491 million decreased $9 million, or 2%, compared to second quarter 2024.
Personnel expense increased $3 million compared to second quarter 2024, reflecting higher salaries and benefits of $9 million, partially offset by lower incentive-based compensation expense of $6 million.
Computer software expense increased $5 million, largely attributable to increased spend related to technology projects.
Deposit insurance expense declined $4 million and included a $1 million expense credit for the FDIC special assessment compared to an expense of $2 million in second quarter 2024.
Contract employment and outsourcing declined $6 million, largely attributable to the completion of recent technology projects.

83	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest expense for the six months ended June 30, 2025 and 2024.
Table I.2.7
NONINTEREST EXPENSE

	Six Months Ended
(Dollars in millions)	June 30, 2025	June 30, 2024	$ Change	% Change
Noninterest expense:
Personnel expense	$561	$580	$(19)	(3)%
Net occupancy expense	69	62	7	11
Computer software	66	59	7	12
Operations services	46	45	1	2
Legal and professional fees	31	33	(2)	(6)
Deposit insurance expense	25	40	(15)	(38)
Advertising and public relations	24	22	2	9
Equipment expense	22	22	—	—
Amortization of intangible assets	20	22	(2)	(9)
Contract employment and outsourcing	16	28	(12)	(43)
Communications and delivery	16	16	—	—
Other expense	82	86	(4)	(5)
Total noninterest expense	$978	$1,015	$(37)	(4)%

For the six months ended June 30, 2025, noninterest expense decreased $37 million, or 4%, compared to the same period of 2024.
Personnel expense of $561 million decreased $19 million, reflecting lower deferred compensation expense and incentive-based compensation expense, partially offset by higher salaries expense.
Net occupancy expense increased $7 million for the year-to-date period, largely attributable to increased spending tied to property management services as well as various other maintenance projects.
Computer software expense increased $7 million for the year-to-date period, largely from increased spending related to technology projects.
Deposit insurance expense of $25 million decreased $15 million, largely attributable to lower FDIC special assessment expense.
Contract employment and outsourcing decreased $12 million, primarily due to expense reductions related to recently completed technology projects.
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
Provision for credit losses was $30 million for the second quarter 2025, compared to $40 million for the first quarter 2025 and $55 million for second quarter 2024. Net charge-
offs in second quarter 2025 were $34 million, or 22 basis points, compared to $29 million, or 19 basis points, in the prior quarter, and $34 million, or 22 basis points, in second quarter 2024.
The ACL to total loans and leases ratio decreased 3 basis points from first quarter 2025 to 1.42%, largely driven by growth in loans to mortgage companies, which have a lower loss history, a $17 million decline in NPLs, and lower classified loan balances. For additional information about general asset quality trends, refer to the Asset Quality section in this MD&A.
Income Taxes
FHN recorded income tax expense of $64 million in second quarter 2025, compared to $63 million in first quarter
2025 and $56 million in second quarter 2024. For the six months ended June 30, 2025 and 2024, FHN recorded

84	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

income tax expense of $127 million and $113 million, respectively.
The effective tax rate was approximately 20.8%, 22.0%, and 21.5% for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively. The effective tax rate was approximately 21.3% and 22.0% for the six months ended June 30, 2025 and 2024, respectively.
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
A deferred tax asset ("DTA") or deferred tax liability ("DTL") is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of June 30, 2025, FHN’s gross DTA and gross DTL were $691 million and $551 million, respectively, resulting in a net DTA of $140 million at June 30, 2025, compared with a net DTA of $227 million at December 31, 2024.
As of June 30, 2025, FHN had DTA balances related to federal and state income tax carryforwards of $25 million and $3 million, respectively, which will expire at various dates.
Based on current analysis, FHN believes that its ability to realize the net DTA is more likely than not. FHN monitors its net DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
Federal Tax Legislation
On July 4, 2025, federal legislation commonly referred to as the “One Big Beautiful Bill Act” was enacted, resulting in changes to U.S. federal income tax law. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and tax credits. FHN anticipates that the accelerated federal tax deductions for bonus depreciation and research or experimental expenditures will reduce its federal tax liability starting in 2025. Since these provisions solely reflect differences in timing for tax deductions they will not affect the recorded amounts of income tax expense. FHN is currently assessing the impact of provisions that sunset certain Section 48E Clean Electricity Tax Credits on its future financial results. FHN applies the deferral method to all Section 48E credits, resulting in offset of the credit amount against the related loan/lease and amortization of the credit to interest income over the life of the loan/lease, which typically have long-durations.
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
Commercial, Consumer & Wealth
The Commercial, Consumer & Wealth segment generated pre-tax income of $379 million for second quarter 2025, an increase of $26 million compared to first quarter 2025. Net interest income of $633 million increased $9 million, largely driven by loan growth and higher loan yield. Provision for credit losses of $13 million decreased $25 million from the prior quarter. Noninterest income increased $3 million compared to the prior quarter, largely driven by increases in deposit transactions and cash management and other service charges and fees. Noninterest expense increased $11 million compared to first quarter 2025, largely due to higher operations expenses, advertising and public relations expenses, and technology expenses allocated to the Commercial, Consumer & Wealth segment compared to the previous quarter.
Pre-tax income for second quarter 2025 increased $40 million to $379 million, compared to $339 million for second quarter 2024, largely driven by a $43 million decrease in the provision for credit losses. Total revenue decreased $6 million as net interest income decreased $4 million and noninterest income decreased $2 million compared to second quarter 2024. Noninterest expense decreased $3 million compared to second quarter 2024, largely due to a decrease in other expense, partly offset by an increase in operations expenses allocated to the segment compared to the prior year.
Pre-tax income of $732 million for the six months ended June 30, 2025 increased $48 million compared to the same period of 2024, largely from a $49 million decrease

85	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

in the provision for credit losses. Noninterest expense decreased $6 million, largely attributable to lower personnel expense and other expense, partially offset by higher operations expenses and advertising and public relations expenses allocated to the segment in the current year.
Wholesale
Pre-tax income in the Wholesale segment of $29 million for second quarter 2025 remained flat compared to first quarter 2025, with a $3 million increase in the provision for credit losses offsetting a $2 million increase in revenue and $1 million decline in noninterest expense. Net interest income increased $8 million compared to the first quarter, largely driven by growth in loans to mortgage companies.
Fixed income of $42 million decreased $7 million from the prior quarter, as average daily revenue declined 6% and revenue from other products also decreased. Mortgage banking income of $10 million increased $2 million compared to the prior quarter as home purchase seasonality picked up slightly.
Pre-tax income in the Wholesale segment increased $3 million compared to second quarter 2024. Revenue increased $11 million, primarily driven by higher net interest income compared to the same quarter of 2024. The increase in net interest income was largely driven by loan growth, primarily in loans to mortgage companies. Provision for credit losses was $6 million compared to $1 million in second quarter 2024. Noninterest expense increased $3 million, largely driven by higher personnel expense.
Pre-tax income of $59 million for the six months ended June 30, 2025 increased $12 million from the same period of 2024, largely reflecting a $16 million increase in revenue partially offset by a $3 million increase in noninterest expense and a $1 million increase in the provision for credit losses. The increase in revenue was largely a result of higher net interest income driven by loan growth, primarily in loans to mortgage companies. The increase in noninterest expense was largely attributable to higher personnel expense.
Corporate
Pre-tax loss for the Corporate segment was $99 million for second quarter 2025 compared to $97 million for first quarter 2025. The higher pre-tax loss for second quarter 2025 largely reflected a $12 million increase in the provision for credit losses, partly offset by a $4 million increase in revenue and $6 million decrease in noninterest expense compared to first quarter 2025. The decrease in noninterest expense was largely attributable to lower deposit insurance expense tied to a $1 million FDIC special assessment expense credit in the current quarter and a decrease in other expense due to $5 million in Visa derivative valuation expense in the prior quarter.
Pre-tax loss for the Corporate segment was $99 million for second quarter 2025 compared to $105 million for second quarter 2024, largely reflecting a $5 million increase in net interest income, a $5 million increase in noninterest income and $9 million decrease in noninterest expense, partially offset by a $13 million increase in the provision for credit losses. The increase in noninterest income was largely a result of higher deferred compensation income compared to second quarter 2024. The decrease in noninterest expense reflects a $4 million expense credit related to an accrual release in deferred compensation during the current quarter, lower deposit insurance expense tied to an FDIC special assessment of $2 million in the prior year, and $3 million in restructuring costs incurred in second quarter 2024.
Pre-tax loss of $197 million for the six months ended June 30, 2025 compared to $217 million for the same period of 2024. The decrease in loss was largely driven by lower noninterest expense in the current year due to an FDIC special assessment of $12 million in the prior year, $9 million in restructuring costs incurred during the prior year, and a $4 million expense credit related to an accrual release in deferred compensation in the current year. These decreases were partially offset by $5 million in Visa derivative valuation expense in the current year.
Analysis of Financial Condition

Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.

Loans and Leases
Period-end loans and leases of $63.3 billion as of June 30, 2025 increased $695 million, or 1%, compared to December 31, 2024. Commercial loans and leases increased $446 million, primarily from growth in loans to mortgage companies and other C&I loans, partially offset by a decrease in commercial real estate loans. Consumer loans increased $249 million, primarily from growth in real estate installment loans, partially offset by declines in consumer construction and other consumer loans.

86	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides details regarding FHN's loans and leases as of June 30, 2025 and December 31, 2024.

Table I.2.8
LOANS & LEASES

	As of June 30, 2025		As of December 31, 2024
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$34,359	54%	$33,428	53%	3%
Commercial real estate	13,936	22	14,421	23	(3)
Total commercial	48,295	76	47,849	76	1
Consumer:
Consumer real estate	14,368	23	14,047	23	2
Credit card and other	597	1	669	1	(11)
Total consumer	14,965	24	14,716	24	2
Total loans and leases	$63,260	100%	$62,565	100%	1%

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
On June 30, 2025 and December 31, 2024, loans HFS were $402 million and $551 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million and $1 million as of June 30, 2025 and December 31, 2024, respectively.
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
FHN had a concentration of residential real estate loans of 23% of total loans as of both June 30, 2025 and December 31, 2024. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2024 in the Asset Quality section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2025 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2024.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 54% and 53% of the total portfolio as of June 30, 2025 and December 31, 2024, respectively.
The C&I portfolio is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type

87	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

leases, working capital lines of credit, and trade credit enhancement through letters of credit. Total C&I loans and leases increased $931 million to $34.4 billion as of June 30, 2025, compared to December 31, 2024, largely driven by a $587 million increase in loans to mortgage companies. The largest geographical concentrations of balances in the C&I portfolio as of June 30, 2025 were in Tennessee (20%), Florida (13%), Texas (10%), North Carolina (7%), Louisiana (6%), and California (6%). No other state represented more than 5% of the portfolio. This mix was generally consistent with December 31, 2024.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2025 and December 31, 2024. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,058	12%	$3,471	10%
Real estate and rental and leasing (a)	3,942	11	3,888	12
Finance and insurance	3,749	11	3,666	11
Health care and social assistance	2,565	8	2,576	8
Wholesale trade	2,529	7	2,433	7
Manufacturing	2,375	7	2,312	7
Accommodation and food service	2,184	6	2,198	7
Retail trade	1,777	5	1,756	5
Transportation and warehousing	1,631	5	1,616	5
Energy	1,139	3	1,273	4
Other (professional, construction, entertainment, etc.) (b)	8,410	25	8,239	24
Total C&I loan portfolio	$34,359	100%	$33,428	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Each industry in this category makes up less than 5% of the total.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to borrowers in the finance and insurance industry and loans to mortgage companies were 23% of FHN’s C&I loan portfolio as of June 30, 2025 and 21% as of December 31, 2024, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 12% and 10% of the C&I portfolio as of June 30, 2025 and December 31, 2024, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In second quarter 2025, 77% of the loan originations were home purchases and 23% were refinance transactions.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of FHN's C&I portfolio as of June 30, 2025 and December 31, 2024, respectively. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.

88	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Finance and Insurance
The finance and insurance component represented 11% of the C&I portfolio as of both June 30, 2025 and December 31, 2024, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2025, asset-based lending to consumer finance companies represented approximately $1.6 billion of the finance and insurance component.

Commercial Real Estate
The CRE portfolio decreased to $13.9 billion as of June 30, 2025 compared to $14.4 billion as of December 31, 2024, largely attributable to paydowns. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on credit lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE loan balances as of June 30, 2025 were in Florida (26%), Texas (13%), North Carolina (12%), Georgia (10%), Tennessee (9%), and Louisiana (7%). No other state represented more than 5% of the portfolio. The mix was generally consistent with December 31, 2024.

The following table represents subcategories of CRE loans by property type.
Table I.2.10
CRE PORTFOLIO BY PROPERTY TYPE

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,765	34%	$5,122	36%
Office	2,680	19	2,785	19
Retail	2,204	16	2,167	15
Industrial	2,056	15	2,130	15
Hospitality	1,325	9	1,332	9
Other CRE (a)	906	7	885	6
Total CRE loan portfolio	$13,936	100%	$14,421	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily composed of home equity lines and installment loans. This portfolio totaled $14.4 billion and $14.0 billion as of June 30, 2025 and December 31, 2024, respectively. The largest geographical concentrations of balances as of June 30, 2025 were in Florida (28%), Tennessee (22%), Texas (12%), Louisiana (8%), North Carolina (7%), Georgia (6%), and New York (5%). No other state represented more than 5% of the portfolio. The mix was generally consistent with December 31, 2024.
As of June 30, 2025, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759, and the refreshed FICO scores averaged 756 as of June 30, 2025, representing no change from FICO scores as of December 31, 2024. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of June 30, 2025 and December 31, 2024, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $32 million and $26 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.1 billion of the consumer real estate portfolio as of both June 30, 2025 and December 31, 2024. FHN’s HELOCs typically have a 5- or 10-year draw period followed by a 10- or 20-year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.

89	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As of June 30, 2025, approximately 95% of FHN's HELOCs were in the draw period, which was consistent with December 31, 2024. It is expected that $612 million, or 30%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.11
HELOC DRAW TO REPAYMENT SCHEDULE

	June 30, 2025		December 31, 2024
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$79	4%	$79	4%
13-24	100	5	90	5
25-36	137	7	134	7
37-48	133	6	147	7
49-60	163	8	148	7
>60	1,423	70	1,404	70
Total	$2,035	100%	$2,002	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $597 million as of June 30, 2025 and $669 million as of December 31, 2024. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $72 million decrease was primarily driven by net repayments in the overall portfolio.
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
The ALLL totaled $814 million as of June 30, 2025 compared to $815 million as of December 31, 2024. The
ALLL balance as of June 30, 2025 is largely reflective of deterioration in macroeconomic forecasts and emerging concerns around potential economic instability, offset by lower criticized balances in the CRE portfolio. The ALLL to total loans and leases ratio decreased 1 basis point to 1.29% compared to 1.30% as of December 31, 2024. The ACL to total loans and leases ratio was 1.42% and 1.43% as of June 30, 2025 and December 31, 2024, respectively.
Consolidated Net Charge-offs
Net charge-offs in second quarter 2025 were $34 million, or an annualized 22 basis points of total loans and leases, compared to net charge-offs of $13 million, or 8 basis points, in fourth quarter 2024, and $34 million, or 22 basis points, in second quarter 2024.

90	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Allowance for loan and lease losses
C&I	$347	$345	$344
CRE	213	227	221
Consumer real estate	233	221	231
Credit card and other	21	22	25
Total allowance for loan and lease losses	$814	$815	$821

Reserve for remaining unfunded commitments
C&I	$68	$57	$44
CRE	10	11	10
Consumer real estate	9	11	12
Total reserve for remaining unfunded commitments	$87	$79	$66

Allowance for credit losses
C&I	$415	$402	$388
CRE	223	238	231
Consumer real estate	242	232	243
Credit card and other	21	22	25
Total allowance for credit losses	$901	$894	$887

Period-end loans and leases
C&I	$34,359	$33,428	$33,452
CRE	13,936	14,421	14,669
Consumer real estate	14,368	14,047	13,909
Credit card and other	597	669	751
Total period-end loans and leases	$63,260	$62,565	$62,781

ALLL / loans and leases %
C&I	1.01%	1.03%	1.03%
CRE	1.53	1.57	1.51
Consumer real estate	1.63	1.57	1.66
Credit card and other	3.50	3.28	3.26
Total ALLL / loans and leases %	1.29%	1.30%	1.31%

ACL / loans and leases %
C&I	1.21%	1.20%	1.16%
CRE	1.59	1.65	1.58
Consumer real estate	1.69	1.65	1.75
Credit card and other	3.50	3.28	3.26
Total ACL / loans and leases %	1.42%	1.43%	1.41%

Quarter-to-date net charge-offs (recoveries)
C&I	$22	$1	$13
CRE	7	9	19
Consumer real estate	1	(2)	(1)
Credit card and other	4	5	3
Total net charge-offs (recoveries)	$34	$13	$34

91	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Average loans and leases
C&I	$33,634	$33,108	$32,909
CRE	14,070	14,601	14,576
Consumer real estate	14,224	14,008	13,783
Credit card and other	623	701	761
Total average loans and leases	$62,551	$62,418	$62,029

Charge-off % (annualized)
C&I	0.26%	0.01%	0.16%
CRE	0.22	0.25	0.53
Consumer real estate	—	(0.05)	(0.04)
Credit card and other	2.64	2.78	1.79
Total charge-off %	0.22%	0.08%	0.22%

ALLL / annualized net charge-offs
C&I	398%	9,402%	672%
CRE	674	624	287
Consumer real estate	NM	NM	NM
Credit card and other	127	113	179
Total ALLL / net charge-offs	599%	1,539%	603%

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
Total NPAs (including NPLs HFS) decreased to $606 million as of June 30, 2025 from $608 million as of December 31, 2024, largely driven by a decline in nonaccrual CRE loans, partially offset by an increase in nonaccrual C&I loans. The increase in nonaccrual C&I loans was largely driven by loans in the finance and insurance industry, partially offset by loans in the construction industry. This portfolio continues to maintain strong underwriting and client selection. The vast majority of NPAs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio decreased 2 basis points to 0.94% as of June 30, 2025, compared to 0.96% as of December 31, 2024.

92	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.13
NONACCRUAL/NONPERFORMING LOANS, FORECLOSED ASSETS, & OTHER DISCLOSURES

(Dollars in millions)
Nonperforming loans and leases	June 30, 2025	December 31, 2024
C&I	$225	$173
CRE	236	294
Consumer real estate	131	133
Credit card and other	1	2
Total nonperforming loans and leases (a)	$593	$602

Nonperforming loans held for sale (a)	$9	$3
Foreclosed real estate and other assets (b)	4	3
Total nonperforming assets (a) (b)	$606	$608

Nonperforming loans and leases to total loans and leases
C&I	0.65%	0.52%
CRE	1.70	2.04
Consumer real estate	0.91	0.95
Credit card and other	0.21	0.23
Total NPL %	0.94%	0.96%

ALLL / NPLs
C&I	155%	199%
CRE	90	77
Consumer real estate	179	167
Credit card and other	1,684	1,438
Total ALLL / NPLs	137%	136%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes government-insured foreclosed real estate. There were no foreclosed real estate balances from GNMA loans at June 30, 2025 and December 31, 2024.

93	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment:

Table I.2.14
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	June 30, 2025	December 31, 2024
Commercial, Consumer & Wealth	$573	$572
Wholesale	11	12
Corporate	9	18
Consolidated	$593	$602
Foreclosed real estate (c)
Commercial, Consumer & Wealth	$1	$1
Wholesale	2	1
Corporate	1	1
Consolidated	$4	$3
Nonperforming Assets (a) (b) (c)
Commercial, Consumer & Wealth	$574	$573
Wholesale	13	13
Corporate	10	19
Consolidated	$597	$605
Nonperforming loans and leases to loans and leases
Commercial, Consumer & Wealth	1.01%	1.01%
Wholesale	0.21	0.20
Corporate	1.98	5.46
Consolidated	0.94%	0.96%
NPA % (d)
Commercial, Consumer & Wealth	1.02%	1.02%
Wholesale	0.25	0.23
Corporate	1.63	5.65
Consolidated	0.94%	0.97%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Excludes foreclosed real estate and receivables related to government-insured mortgages. There were no foreclosed real estate balances from GNMA loans at June 30, 2025 or December 31, 2024.
(d)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $8 million as of June 30, 2025, compared to $21 million as of
December 31, 2024. Loans 30 to 89 days past due and still accruing increased to $114 million as of June 30, 2025, compared to $89 million as of December 31, 2024, driven by an increase in past due C&I and CRE loans, partially offset by a decrease in past due consumer loans.

94	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due	June 30, 2025	December 31, 2024
C&I	$51	$33
CRE	26	3
Consumer real estate	41	69
Credit card and other	4	5
Total accruing loans and leases 30+ days past due	$122	$110

Accruing loans and leases 30+ days past due %
C&I	0.15%	0.10%
CRE	0.19	0.02
Consumer real estate	0.29	0.50
Credit card and other	0.80	0.79
Total accruing loans and leases 30+ days past due %	0.19%	0.18%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$1
Consumer real Estate	6	19
Credit card and other	1	1
Total accruing loans and leases 90+ days past due	$8	$21

Loans held for sale
30 to 89 days past due (b)	$8	$9
30 to 89 days past due - guaranteed portion (b) (d)	4	6
90+ days past due (b)	6	9
90+ days past due - guaranteed portion (b) (d)	1	4
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio totaled $2.0 billion as of June 30, 2025 compared to $1.9 billion as of December 31, 2024. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

95	2Q25 FORM 10-Q REPORT

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
Investment securities were $9.4 billion and $9.2 billion on June 30, 2025 and December 31, 2024, respectively, representing 11% of total assets for both periods. For more information about the securities portfolio, see Note 2 - Investment Securities to the Consolidated Financial Statements in Part I, Item 1 of this report.

96	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
Total deposits of $65.6 billion as of June 30, 2025 remained largely unchanged from December 31, 2024, with interest-bearing deposits increasing $125 million and noninterest-bearing deposits decreasing $129 million. The $657 million increase in time deposits from year-end was largely driven by a $1.0 billion increase in brokered certificates of deposit.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At June 30, 2025, commercial deposits were $37.1 billion, or 57% of total deposits, and consumer deposits were $28.5 billion, or 43% of total deposits. At December 31, 2024, commercial deposits were $36.2 billion, or 55% of total deposits, and consumer deposits were $29.4 billion, or 45% of total deposits.
At June 30, 2025, 37% of deposits were associated with Tennessee, 18% with Florida, 13% with North Carolina, and 13% with Louisiana, with no other state above 10%. This mix remained relatively consistent with December 31, 2024.
Total estimated uninsured deposits were $26.9 billion as of June 30, 2025 and $26.7 billion as of December 31, 2024, representing 41% of total deposits for both periods. Of the uninsured deposits as of June 30, 2025, $4.6 billion, or 7% of total deposits, were collateralized. As of December 31, 2024, collateralized deposits were $4.7 billion, or 7% of total deposits.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits, including average rates paid.
The following table summarizes the major components of deposits as of June 30, 2025 and December 31, 2024.
Table I.2.16
DEPOSITS

	June 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$25,938	40%	$26,695	41%	$(757)	(3)%
Time deposits	7,270	11	6,613	10	657	10
Other interest-bearing deposits	16,477	25	16,252	25	225	1
Total interest-bearing deposits	49,685	76	49,560	76	125	—
Noninterest-bearing deposits	15,892	24	16,021	24	(129)	(1)
Total deposits	$65,577	100%	$65,581	100%	$(4)	—%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings decreased to $3.9 billion as of June 30, 2025 compared to $4.0 billion as of December 31, 2024. Trading liabilities decreased $81 million and other short-term borrowings decreased $785 million, primarily reflecting a $600 million decrease in FHLB borrowings. These decreases were partially offset by an increase of $846 million in federal funds purchased and securities sold under agreements to repurchase.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings increased to $1.3 billion as of June 30, 2025 from $1.2 billion as of December 31, 2024.
This increase primarily reflects the issuance of $500 million of senior notes during first quarter 2025, partially offset by the retirement of $350 million in senior notes during second quarter 2025.

97	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity was $9.3 billion and $9.1 billion at June 30, 2025 and December 31, 2024, respectively. Significant changes included net income of $467 million and an increase of $216 million in AOCI, offset by $392 million in common stock repurchases, and $170 million in common and preferred dividends.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1, and Total Regulatory Capital, as well as certain selected capital ratios.
Table I.2.17
REGULATORY CAPITAL DATA

(Dollars in millions)	June 30, 2025	December 31, 2024
FHN shareholders’ equity	$8,962	$8,816
Modified CECL transitional amount (a)	—	28
FHN non-cumulative perpetual preferred stock	(426)	(426)
Common equity tier 1 before regulatory adjustments	$8,536	$8,418
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,562)	$(1,578)
Net unrealized (gains) losses on securities available for sale	613	782
Net unrealized (gains) losses on pension and other postretirement plans	248	252
Net unrealized (gains) losses on cash flow hedges	51	94
Disallowed deferred tax assets	(1)	(1)
Common equity tier 1	$7,885	$7,967
FHN non-cumulative perpetual preferred stock	426	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,606	$8,688
Tier 2 capital	1,405	1,442
Total regulatory capital	$10,011	$10,130
Risk-Weighted Assets
First Horizon Corporation	$71,745	$71,108
First Horizon Bank	70,905	70,418
Average Assets for Leverage
First Horizon Corporation	$81,519	$81,645
First Horizon Bank	80,549	80,791
Table I.2.18
REGULATORY RATIOS & AMOUNTS

	June 30, 2025		December 31, 2024
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.99%	$7,885	11.20%	$7,967
First Horizon Bank	11.28	8,000	11.12	7,834
Tier 1
First Horizon Corporation	12.00	8,606	12.22	8,688
First Horizon Bank	11.70	8,295	11.54	8,129
Total
First Horizon Corporation	13.95	10,011	14.25	10,130
First Horizon Bank	13.47	9,553	13.38	9,424
Tier 1 Leverage
First Horizon Corporation	10.56	8,606	10.64	8,688
First Horizon Bank	10.30	8,295	10.06	8,129
Other Capital Ratios
Total period-end equity to period-end assets	11.28		11.09
Tangible common equity to tangible assets (b)	8.58		8.37

98	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(a)The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For December 31, 2024, 25% of the full amount was phased out and not included in Common Equity Tier 1 capital.
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
The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution the size of FHN to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.50%, 8.00%, 10.00%, and 5.00%, respectively. Furthermore, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital, and Total Capital ratios to avoid restrictions on dividends, share repurchases, and certain discretionary bonuses.
As of June 30, 2025, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For December 31, 2024, capital ratios for both FHN and First Horizon Bank were calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the risk-based regulatory capital and Tier 1 leverage ratios decreased at the end of second quarter 2025 relative to year-end 2024 primarily from the impact of common share repurchases, partially offset by net income less dividends. For First Horizon Bank, the risk-based regulatory capital ratios increased from year-end 2024 largely from the impact of net income less dividends. The Tier 1 leverage ratio for First Horizon Bank increased from year-end 2024 largely from the impact of net income less dividends and a decrease in average assets.
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
October 2024 General Purchase Program
On October 29, 2024, FHN announced that its Board of Directors had approved a new $1.0 billion common share purchase program to replace the $650 million January 2024 program. The October program is scheduled to expire on January 31, 2026. Purchases under the new program may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are at the discretion of senior management and are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
As of June 30, 2025, $498 million in purchases had been made life-to-date under the October 2024 program at an average price per share of $20.38, or $20.36 excluding commissions. Program purchases made during the quarter ended June 30, 2025 are summarized in the following table.
Table I.2.19
COMMON STOCK PURCHASES—OCTOBER 2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2025
April 1 to April 30	241	$17.85	241	$506,834
May 1 to May 31	271	18.20	271	501,905
June 1 to June 30	—	N/A	—	501,905
Total	512	$18.04	512

99	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(a)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

Stock Award Purchases
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended June 30, 2025 are summarized in the following table.
Table I.2.20
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2025
April 1 to April 30	1.8	$17.06	N/A	N/A
May 1 to May 31	936.2	20.01	N/A	N/A
June 1 to June 30	5.5	20.20	N/A	N/A
Total	943.5	$20.01	N/A

100	2Q25 FORM 10-Q REPORT

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.
Table I.2.21
VaR & SVaR MEASURES

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025			As of June 30, 2025
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$3	$2	$2	$3	$1	$2
SVaR	7	8	6	7	8	6	6
10-day
VaR	6	7	3	5	7	3	6
SVaR	35	39	29	35	42	28	33

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024			As of June 30, 2024
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$3	$2	$3	$3	$2	$3
SVaR	7	8	5	6	8	4	7
10-day
VaR	9	10	7	8	10	6	8
SVaR	33	40	24	29	40	21	31

	Year Ended December 31, 2024			As of December 31, 2024
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$2
SVaR	7	9	4	6
10-day
VaR	8	12	4	4
SVaR	32	43	21	31

101	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table I.2.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of June 30, 2025		As of June 30, 2024		As of December 31, 2024
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$—	$1	$1	$2
Credit spread risk	—	1	—	1	—	1

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
In addition to being used in FHN’s daily market risk management process, the VaR and SVaR measures are used by FHN in computing its regulatory market risk capital requirements in accordance with the market risk capital rules. For additional information regarding FHN's capital adequacy refer to the Capital section of this MD&A.
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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the three and six months ended June 30, 2025 and year ended December 31, 2024, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

102	2Q25 FORM 10-Q REPORT

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
Based on a static balance sheet as of June 30, 2025, NII exposures over the next 12 months, assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points, are estimated to have variances as shown in the table below.
Table I.2.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(6.1)%
-100	(2.9)%
-50	(1.3)%
-25	(0.6)%
+25	0.5%
+50	1.0%
+100	2.0%
+200	3.5%
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
Short-term interest rates had reached their highest levels in 15 years before a series of rate cuts began in September 2024, starting with a 50 basis point reduction. This followed significant market disruption tied to high-profile bank failures in 2023, which, combined with the elevated interest rate environment, continues to drive increased competition for client deposits.
The yield curve was inverted for much of the second half of 2022, throughout 2023, and through the first eight months of 2024. After the initial September 2024 rate cut, the Federal Reserve implemented additional 25 basis point cuts in both November and December 2024. The market consensus now anticipates two additional rate reductions over the remainder of this year, depending on inflation and economic conditions.
FHN continues to closely monitor economic developments and assess potential exposures.
For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.

103	2Q25 FORM 10-Q REPORT

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability are periodically reviewed. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of June 30, 2025, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at June 30, 2025.
Table I.2.24
AVAILABLE LIQUIDITY
as of June 30, 2025

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$813	$—	$813
FHLB	8,663	—	8,663
Discount Window	22,962	—	22,962
Unencumbered securities (b)	1,192	—	1,192
Total available liquidity			$33,630

(a) Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b) Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 96% as of June 30, 2025 and 95% as of December 31, 2024.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. During first quarter 2025, FHN issued $500 million of Fixed Rate/Floating Rate Senior Notes. On May 26, 2025, FHN retired $350 million in senior notes. As of June 30, 2025, FHN had outstanding $946 million in senior and subordinated unsecured debt and $426 million in non-cumulative perpetual preferred stock. On July 2, 2025, FHN provided notice of its intent to redeem all outstanding shares of its Series B Non-Cumulative Perpetual Preferred Stock, effective August 1, 2025. Following the redemption on August 1, 2025, no shares of Series B Preferred Stock remain outstanding. Refer to Note 17 — Subsequent Events for additional information. As of June 30, 2025, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $542 million as of July 1, 2025.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $115 million in first quarter 2025, $230 million in second quarter 2025, and $200 million in third quarter 2025. Total common dividends of $1.1 billion were declared and paid to the parent company in 2024. First Horizon Bank declared and paid preferred dividends in first and second quarter 2025 and in each quarter of 2024. Additionally, First Horizon Bank declared preferred dividends in third quarter 2025, payable in October 2025.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the

104	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
FHN paid a cash dividend of $0.15 per common share on July 1, 2025. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on July 10, 2025 and $331.25 per Series B preferred share and $165 per Series C preferred share on August 1, 2025. In addition, in July 2025, the Board approved cash dividends per share in the following amounts:
Table I.2.25
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	09/12/2025	10/01/2025
Preferred Stock
Series C	$165.00	10/17/2025	11/03/2025
Series E	$1,625.00	09/25/2025	10/10/2025
Series F	$1,175.00	09/25/2025	10/10/2025

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

105	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

known claims not currently included in the active pipeline. The active pipeline consists of mortgage loan repurchase and make-whole demands from loan purchasers or securitization participants, foreclosure/servicing demands from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $15 million as of both June 30, 2025 and December 31, 2024.
Market Uncertainties and Prospective Trends
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, and government actions and proposals which could have positive or negative impacts on the economy at large or on certain businesses, industries, or sectors, including changes in fiscal policy and changes in trade policy, such as the imposition of tariffs and related retaliatory responses. Additional risks relate to political uncertainty, changes in federal policies (including those publicly discussed, formally proposed, or recently implemented) and the potential impacts of those changes on our businesses and clients, and whether FHN’s strategic initiatives will succeed.
In addition to trends and events noted elsewhere in this MD&A, FHN believes the following trends and events are noteworthy at this time.

Inflation, Recession, and Federal Reserve Policy
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and 2023 to contain strong inflation which began in 2021 and peaked in 2022. The rise in short-term interest rates by the Federal Reserve in 2022 was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 5.33% by the fall of 2023. As a result of Federal Reserve rate cuts of 50 basis points in September 2024 and cuts of 25 basis points in both November and December, the overnight Fed Funds fell back to 4.33% by the end of 2024. But despite the Federal Reserve's rapid and vigorous tightening of monetary policy in 2022 and 2023 and limited rate cuts in 2024, measures of inflation still generally remain higher than the Federal Reserve's stated goal of 2%.
With inflation remaining above the Federal Reserve's target and unemployment remaining low, the Federal Reserve has continued to hold rates steady throughout 2025. FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, or how those actions may affect economic or business conditions or financial markets.
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
Since the fall of 2024, the yield curve has continued to modestly steepen as declines in short-term rates have outpaced declines in longer-term rates. FHN cannot predict whether this trend will continue.
Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduce FHN's revenues from its fixed income bond trading. Both of those impacts occurred over the last three calendar years, with fluctuations. During the second quarter of 2025, net interest margin contracted slightly, compared to the first quarter of 2025, but remained above 2024 levels, as the yield curve maintained its more typical upward slope, while fixed income bond trading revenues declined due to overall less favorable market conditions. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors of FHN's Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although the occurrence of two consecutive quarters of contraction often coincides with

106	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

recession; in 2022, it did not. The economy has expanded in each quarter since then, except for a slight decline in the first quarter of 2025 before expansion resumed in the second quarter of 2025. The expansion rate has varied without a sustained trend.
Recession expectations moderated significantly since 2023, before reemerging in early 2025 due to uncertainties with respect to anticipated changes in trade and fiscal policies.
Fiscal Policy
Fiscal policy (spending and taxation) directly affects U.S. government annual deficits or surpluses, along with the size and trajectory of the national debt. Fiscal policy often has a significant impact on the U.S. economy. The changes in the executive and legislative branches of government in 2025 have resulted in significant changes in U.S. fiscal policy, including through the enactment on July 4, 2025 of federal legislation commonly referred to as the "One Big Beautiful Bill Act." This new legislation may have a significant impact on general economic and business conditions and, accordingly, could materially affect FHN's financial condition and results of operations. Refer to the Income Taxes section of this MD&A for additional information regarding the impact of this legislation on FHN,
Trade Policy
In 2025, the U.S. government announced new tariffs on a variety of goods and services. As of early August 2025, the timing, scope and duration of tariffs, as well as the timing, scope and duration of any retaliatory measures by foreign governments, remains uncertain, as does the impact of tariffs on economic growth, inflation rates, and employment rates. Any significant change in economic conditions related to tariffs could materially affect our financial condition and results of operations.
2023 Banking Crisis
In 2023, three large regional U.S. banks failed after sudden large deposit outflows. In the aftermath of these failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. Most U.S. banks saw abrupt net outflows of deposits in the spring of 2023 following the failures. Most have since recouped those deposits, mainly by offering higher interest rates. In 2024, competition for deposits was quite intense. Increased competition for deposits has continued during the first half of 2025 and could continue throughout the remainder of 2025 and in 2026.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin ("NIM") started to compress. FHN was able to somewhat relieve the compression during 2023 fueled in part by using increased deposits and capital to reduce more-expensive borrowings, so that NIM in 2023 improved over 2022. NIM for the entire year 2024 was flat, declining very modestly from 2023, as improvements in loan yields were largely offset by higher funding costs, especially for deposits. However, during the first quarter of 2025 NIM expanded, with declines in deposit rates more than offsetting declines in loan yields. NIM expansion over 2024 levels continued in the second quarter of 2025,though NIM declined by 2 basis points as compared with the first quarter of 2025, as increased deposit rates exceeded increases in loan yields.
In addition, some of FHN's businesses were negatively impacted by rate actions in 2022, 2023, and 2024 and by the unusual yield curve. Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates have modestly abated since 2023 and FHN's mortgage business has seen improvement, but rates have remained elevated. However, the negative impacts of these higher rates have been offset by gains in market share. Similarly, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility. In 2024, bond trading revenues improved markedly, but with significant volatility quarter-to-quarter due to changing market expectations about rate moves, among other things. During the first quarter of 2025, revenues from bond trading and related activities continued to show the improvement that marked 2024, but those revenues declined in second quarter due to less favorable market conditions.
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

107	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Greenhouse Gas (GHG) Reporting Regimes
In October 2023, the state of California enacted laws which, taken together, will require most larger companies doing business in California to annually report their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to biennially report their climate-related financial risks and risk-mitigation measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. As currently enacted, the laws require reporting for Scopes 1 and 2 GHG emissions to begin in 2026 for the 2025 fiscal year. The California laws, especially the application of those laws to companies outside of California, have been challenged in court. While the federal court overseeing the litigation has dismissed certain challenges, others remain pending and, with appeals, these challenges could take many years to resolve. A motion for a preliminary injunction barring implementation of California's GHG regulations remains pending. Other states, including New York, New Jersey, and Illinois, are considering climate-related reporting measures similar to California's.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “SEC Climate Disclosures Rules”). These Rules would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk management processes and would include a related financial statement and audit requirement, among other things. Refer to "Accounting Changes" below for additional information. The SEC Climate Disclosures Rules also have a lengthy phase-in period. There is considerable uncertainty as to whether the SEC's Climate Disclosures Rules will be implemented as adopted, both because the SEC has suspended effectiveness of those rules while legal challenges are pending and because the shifts in the executive and legislative branches of government could lead the SEC to withdraw or significantly alter those rules. In March 2025, the SEC voted to end its defense of its Climate Disclosure Rules in the pending legal action, but the SEC has not withdrawn or modified its Climate Disclosure Rules nor has the legal challenge to those rules been dismissed. In a July 23, 2025 court filing, the SEC stated it did not intend to review or reconsider its Climate Disclosure Rules prior to the court ruling on the pending petitions challenging those rules.
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

108	2Q25 FORM 10-Q REPORT

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

109	2Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.26
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Six Months Ended
(Dollars in millions; shares in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$641	$631	$629	$1,272	$1,253
Plus: Noninterest income (GAAP)	189	181	186	370	381
Total revenues (GAAP)	830	812	815	1,642	1,634
Less: Noninterest expense (GAAP)	491	487	500	978	1,015
Pre-provision net revenue (Non-GAAP)	$339	$325	$315	$664	$619

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,097	$9,111	$8,949	$9,104	$9,100
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	426	426	426	426	473
(A) Total average common equity	8,376	8,390	8,228	$8,383	$8,332
Less: Average goodwill and other intangible assets (GAAP)(b)	1,638	1,648	1,680	1,643	1,685
(B) Average tangible common equity (Non-GAAP)	$6,738	$6,742	$6,548	$6,740	$6,647

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$933	$864	$739	$898	$739

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$9,257	$9,044	$8,955	$9,257	$8,955
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	426	426	426	426	426
(E) Total common equity	8,536	8,323	8,234	$8,536	$8,234
Less: Goodwill and other intangible assets (GAAP)(b)	1,633	1,643	1,675	1,633	1,675
(F) Tangible common equity (Non-GAAP)	$6,903	$6,680	$6,559	$6,903	$6,559

Tangible Assets (Non-GAAP)
(G) Total assets (GAAP)	$82,084	$81,491	$82,230	$82,084	$82,230
Less: Goodwill and other intangible assets (GAAP) (b)	1,633	1,643	1,675	1,633	1,675
(H) Tangible assets (Non-GAAP)	$80,451	$79,848	$80,555	$80,451	$80,555

Period-end Shares Outstanding
(I) Period-end shares outstanding	508,836	507,315	536,876	508,836	536,876

Ratios
(C)/(A) Return on average common equity (GAAP)	11.14%	10.30%	8.98%	10.72%	8.87%
(C)/(B) Return on average tangible common equity (Non-GAAP)	13.85	12.81	11.29	13.33	11.12
(D)/(G) Total period-end equity to period-end assets (GAAP)	11.28	11.10	10.89	11.28	10.89
(F)/(H) Tangible common equity to tangible assets (Non-GAAP)	8.58	8.37	8.14	8.58	8.14
(E)/(I) Book value per common share (GAAP)	$16.78	$16.40	$15.34	$16.78	$15.34
(F)/(I) Tangible book value per common share (Non-GAAP)	$13.57	$13.17	$12.22	$13.57	$12.22

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.

110	2Q25 FORM 10-Q REPORT

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

111	2Q25 FORM 10-Q REPORT

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
Not applicable
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Program” section including tables I.2.19 and I.2.20 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 99 of this report, is incorporated herein by reference.

Items 3. and 4.
Not applicable

112	2Q25 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the second quarter of 2025, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the second quarter of 2025 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

Table II.5c
TRADING ARRANGEMENTS CREATED, MODIFIED, OR TERMINATED MOST RECENT QUARTER

	Arrangement Type		Type of Action Taken During Quarter	Date Action Taken	Duration or Expiration Date	Total Shares to be
Name & Title	10b5-1	non-10b5-1				Bought	Sold
Not applicable

Item 6.    Exhibits
(a)Exhibits
In the Exhibit Table: the “Filed Here” column denotes each exhibit which is filed or furnished (as applicable) with this report; the “Mngt. Exh.” column denotes each exhibit that represents a management contract or compensatory plan or arrangement required to be identified as such; and the “Furnished” column denotes each exhibit that is “furnished” pursuant to 18 U.S.C. Section 1350 or otherwise, and is not “filed” as part of this Report or as a separate disclosure document.
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
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Bylaws of First Horizon Corporation, as amended and restated effective April 28, 2025				8-K	3.1	4/29/2025
4.2	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X

113	2Q25 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

114	2Q25 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: August 7, 2025	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

115	2Q25 FORM 10-Q REPORT