Form 10-Q
period 2025-09-30
FIRST HORIZON CORP
filed 2025-11-06
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 31, 2025
Common Stock, $0.625 par value	492,394,106

10-Q REPORT TABLE OF CONTENTS

GLOSSARY

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
C&I	Commercial, financial, and industrial loan portfolio
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)

GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PD	Probability of default
PPNR	Pre-provision net revenue
PTNI	Pre-tax net income
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture

1	3Q25 FORM 10-Q REPORT

GLOSSARY

VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

2	3Q25 FORM 10-Q REPORT

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

3	3Q25 FORM 10-Q REPORT

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

4	3Q25 FORM 10-Q REPORT

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

5	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

6	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Cash and due from banks	$912	$906
Interest-bearing deposits with banks	1,228	1,538
Federal funds sold and securities purchased under agreements to resell	774	631
Trading securities	2,070	1,387
Securities available for sale at fair value	8,102	7,896
Securities held to maturity (fair value of $1,079 and $1,083, respectively)	1,229	1,270
Loans held for sale (including $139 and $85 at fair value, respectively)	501	551
Loans and leases	63,058	62,565
Allowance for loan and lease losses	(777)	(815)
Net loans and leases	62,281	61,750
Premises and equipment	553	574
Goodwill	1,510	1,510
Other intangible assets	114	143
Other assets	3,918	3,996
Total assets	$83,192	$82,152

Liabilities
Noninterest-bearing deposits	$16,023	$16,021
Interest-bearing deposits	49,502	49,560
Total deposits	65,525	65,581
Trading liabilities	662	550
Short-term borrowings	4,271	3,400
Term borrowings	1,328	1,195
Other liabilities	2,162	2,315
Total liabilities	73,948	73,041

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 8,750 and 16,750 shares, respectively	349	426
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 500,367,901 and 524,280,412 shares, respectively	313	328
Capital surplus	4,288	4,808
Retained earnings	4,848	4,382
Accumulated other comprehensive loss, net	(849)	(1,128)
FHN shareholders' equity	8,949	8,816
Noncontrolling interest	295	295
Total equity	9,244	9,111
Total liabilities and equity	$83,192	$82,152

See accompanying notes to consolidated financial statements.

7	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2025	2024	2025	2024
Interest income
Interest and fees on loans and leases	$955	$996	$2,770	$2,923
Interest and fees on loans held for sale	8	10	26	27
Interest on investment securities	71	60	211	179
Interest on trading securities	23	22	66	64
Interest on other earning assets	20	31	62	91
Total interest income	1,077	1,119	3,135	3,284
Interest expense
Interest on deposits	351	434	1,017	1,231
Interest on trading liabilities	5	6	19	18
Interest on short-term borrowings	28	35	94	104
Interest on term borrowings	19	17	59	50
Total interest expense	403	492	1,189	1,403
Net interest income	674	627	1,946	1,881
Provision for credit losses	(5)	35	65	140
Net interest income after provision for credit losses	679	592	1,881	1,741
Noninterest income
Fixed income	57	47	149	138
Deposit transactions and cash management	43	45	125	134
Brokerage, management fees and commissions	26	27	77	76
Card and digital banking fees	19	19	55	58
Other service charges and fees	14	13	40	40
Trust services and investment management	13	12	38	36
Mortgage banking income	15	9	33	28
Securities gains (losses), net	—	1	1	2
Other income	28	27	67	69
Total noninterest income	215	200	585	581
Noninterest expense
Personnel expense	296	282	856	862
Net occupancy expense	36	33	105	95
Computer software	34	30	100	89
Operations services	24	25	71	69
Legal and professional fees	24	15	54	47
Deposit insurance expense	11	11	36	51
Advertising and public relations	12	14	36	37
Equipment expense	10	10	32	32
Amortization of intangible assets	9	11	29	33
Contract employment and outsourcing	11	12	27	40
Communications and delivery	8	8	25	24
Contributions	23	4	25	6
Other expense	52	56	133	142
Total noninterest expense	550	511	1,529	1,527
Income before income taxes	344	281	937	795
Income tax expense	78	58	205	171
Net income	$266	$223	$732	$624
Net income attributable to noncontrolling interest	4	5	12	15
Net income attributable to controlling interest	$262	$218	$720	$609
Preferred stock dividends	8	5	21	28
Net income available to common shareholders	$254	$213	$699	$581

8	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (continued)

Basic earnings per common share	$0.50	$0.40	$1.37	$1.07
Diluted earnings per common share	$0.50	$0.40	$1.36	$1.06
Weighted average common shares	504,863	534,222	509,990	544,356
Diluted average common shares	510,351	537,971	515,919	547,629

See accompanying notes to consolidated financial statements.

9	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions) (Unaudited)	2025	2024	2025	2024
Net income	$266	$223	$732	$624
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	56	232	225	167
Net unrealized gains on cash flow hedges	5	58	48	26
Net unrealized gains on pension and other postretirement plans	2	2	6	6
Other comprehensive income	63	292	279	199
Comprehensive income	329	515	1,011	823
Comprehensive income attributable to noncontrolling interest	4	5	12	15
Comprehensive income attributable to controlling interest	$325	$510	$999	$808
Income tax expense of items included in other comprehensive income:
Net unrealized gains on securities available for sale	$18	$75	$73	$53
Net unrealized gains on cash flow hedges	2	19	16	9
Net unrealized gains on pension and other postretirement plans	1	1	2	2

See accompanying notes to consolidated financial statements.

10	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2024	16,750	$426	524,280,412	$328	$4,808	$4,382	$(1,128)	$295	$9,111
Net income	—	—	—	—	—	218	—	4	222
Other comprehensive income (loss)	—	—	—	—	—	—	145	—	145
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(78)	—	—	(78)
Common stock repurchased (b)	—	—	(17,657,334)	(11)	(354)	—	—	—	(365)
Excise tax on common stock repurchased	—	—	—	—	(3)	—	—	—	(3)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	692,106	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2025	16,750	426	507,315,184	317	4,472	4,517	(983)	295	9,044
Net income	—	—	—	—	—	241	—	4	245
Other comprehensive income (loss)	—	—	—	—	—	—	71	—	71
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(79)	—	—	(79)
Common stock repurchased (b)	—	—	(1,455,166)	(1)	(26)	—	—	—	(27)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,975,762	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2	13	—	—	—	15
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2025	16,750	426	508,835,780	318	4,459	4,671	(912)	295	9,257
Net income	—	—	—	—	—	262	—	4	266
Other comprehensive income (loss)	—	—	—	—	—	—	63	—	63
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(77)	—	—	(77)
Series B preferred stock redemption	(8,000)	(77)	—	—	—	(3)	—	—	(80)
Common stock repurchased (b)	—	—	(8,603,476)	(5)	(186)	—	—	—	(191)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	135,597	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, September 30, 2025	8,750	$349	500,367,901	$313	$4,288	$4,848	$(849)	$295	$9,244

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $360 million, $9 million, and $190 million repurchased during first, second, and third quarter, respectively, under FHN's $1 billion general purchase program approved in October 2024.

11	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2023	26,750	$520	558,838,694	$349	$5,351	$3,964	$(1,188)	$295	$9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	192	—	5	197
Other comprehensive income (loss)	—	—	—	—	—	—	(83)	—	(83)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Common stock repurchased (b)	—	—	(11,051,980)	(7)	(152)	—	—	—	(159)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	850,272	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1	17	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2024	26,750	520	548,636,986	343	5,214	4,072	(1,271)	295	9,173
Net income	—	—	—	—	—	199	—	5	204
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	—	(10)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(84)	—	—	(84)
Series D preferred stock redemption	(10,000)	(94)	—	—	—	(6)	—	—	(100)
Excise tax on preferred stock redemption	—	—	—	—	—	(1)	—	—	(1)
Common stock repurchased (b)	—	—	(14,896,091)	(9)	(219)	—	—	—	(228)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,134,855	1	1	—	—	—	2
Stock-based compensation expense	—	—	—	1	12	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, June 30, 2024	16,750	426	536,875,750	336	5,007	4,172	(1,281)	295	8,955
Net income	—	—	—	—	—	218	—	5	223
Other comprehensive income (loss)	—	—	—	—	—	—	292	—	292
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(81)	—	—	(81)
Common stock repurchased (b)	—	—	(4,742,640)	(3)	(72)	—	—	—	(75)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	47,576	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(5)	(5)
Balance, September 30, 2024	16,750	$426	532,180,686	$333	$4,947	$4,304	$(989)	$295	$9,316

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $154 million, $212 million, and $75 million repurchased during first, second, and third quarter, respectively, under FHN's $650 million general purchase program approved in January 2024 and terminated in October 2024.

See accompanying notes to consolidated financial statements.

12	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in millions) (Unaudited)	2025	2024
Operating Activities
Net income	$732	$624
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	65	140
Deferred income tax expense (benefit)	56	(21)
Depreciation and amortization of premises and equipment	42	41
Amortization of intangible assets	29	33
Net other amortization (accretion)	(24)	8
Net (increase) decrease in trading securities	(18)	604
Net increase in derivatives	(4)	(3)
Stock-based compensation expense	48	44
Securities (gains) losses, net	(1)	(2)
Loans held for sale:
Purchases and originations	(2,148)	(2,072)
Gross proceeds from settlements and sales	1,524	1,392
Gain (loss) due to fair value adjustments and other	2	(57)
Other operating activities, net	(71)	346
Total adjustments	(500)	453
Net cash provided by operating activities	232	1,077
Investing Activities
Proceeds from maturities of securities available for sale	711	614
Purchases of securities available for sale	(624)	(271)
Proceeds from prepayments of securities held to maturity	43	44
Proceeds from sales of premises and equipment	3	8
Purchases of premises and equipment	(26)	(27)
Net increase in loans and leases	(534)	(1,221)
Net decrease in interest-bearing deposits with banks	310	43
Other investing activities, net	18	8
Net cash used in investing activities	(99)	(802)
Financing Activities
Common stock:
Stock options exercised	5	1
Cash dividends paid	(238)	(252)
Repurchase of shares	(583)	(462)
Preferred stock:
Series D preferred stock redemption	—	(100)
Series B preferred stock redemption	(80)	—
Cash dividends paid - preferred stock - noncontrolling interest	(12)	(15)
Cash dividends paid - preferred stock	(21)	(24)
Net increase (decrease) in deposits	(57)	794
Net increase in short-term borrowings	871	37
Proceeds from issuance of term borrowings	504	25
Repayment of term borrowing	(350)	(6)
Increases (decreases) in secured term borrowings	(23)	32
Net cash provided by financing activities	16	30
Net increase in cash and cash equivalents	149	305
Cash and cash equivalents at beginning of period	1,537	1,731
Cash and cash equivalents at end of period	$1,686	$2,036

Supplemental Disclosures
Total interest paid	$1,211	$1,392
Total taxes paid	29	93
Total taxes refunded	2	6
Transfer from loans to OREO	5	3
Transfer from loans HFS to trading securities	671	746

See accompanying notes to consolidated financial statements.

13	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

14	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
ASU 2025-06
In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the capitalization guidance by removing all references to software development project stages. The ASU requires entities to begin capitalizing incurred software costs after management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose.
ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. FHN is currently assessing the effects of adopting ASU 2025-06 on its Consolidated Financial Statements and related disclosures.
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
In April 2024, the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. On March 27, 2025, the SEC voted to end the legal defense of the Climate Disclosures Rules, and in a July 23, 2025 court filing, the SEC stated it did not intend to review or reconsider its Climate Disclosure Rules prior to the court ruling on the pending petitions challenging those rules. On September 12, 2025, the U.S. Court of Appeals for the Eighth Circuit ordered the litigation to be held in abeyance until the SEC reconsiders its Climate Disclosures Rules through formal notice-and-comment rulemaking or renews its defense of the rules. As a result of the SEC's and the Court's actions, the actual timing of any implementation of the Climate Disclosures Rules, and the form of the rules if implemented, remains uncertain. FHN is assessing the potential effects of the Climate Disclosures Rules on its financial statements.

15	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following tables summarize FHN’s investment securities as of September 30, 2025 and December 31, 2024.

INVESTMENT SECURITIES AT SEPTEMBER 30, 2025
	September 30, 2025
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$4,039	$7	$(364)	$3,682
Government agency issued CMO	3,078	4	(239)	2,843
Other U.S. government agencies	1,355	2	(117)	1,240
States and municipalities	366	1	(30)	337
Total securities available for sale (a)	$8,838	$14	$(750)	$8,102

Securities held to maturity:
Government agency issued MBS	$769	$—	$(81)	$688
Government agency issued CMO	460	—	(69)	391
Total securities held to maturity (a)	$1,229	$—	$(150)	$1,079

(a)Includes $7.0 billion of securities available for sale and $0.9 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

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

16	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of September 30, 2025 is provided below.

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$16	$16
After 1 year through 5 years	—	—	93	87
After 5 years through 10 years	—	—	480	456
After 10 years	—	—	1,132	1,018
Subtotal	—	—	1,721	1,577
Government agency issued MBS and CMO (a)	1,229	1,079	7,117	6,525
Total	$1,229	$1,079	$8,838	$8,102

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and nine months ended September 30, 2025 and 2024.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2025 and December 31, 2024.
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of September 30, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$146	$(1)	$2,885	$(363)	$3,031	$(364)
Government agency issued CMO	407	—	1,720	(239)	2,127	(239)
Other U.S. government agencies	300	(1)	801	(116)	1,101	(117)
States and municipalities	30	—	239	(30)	269	(30)
Total	$883	$(2)	$5,645	$(748)	$6,528	$(750)

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$663	$(9)	$2,992	$(513)	$3,655	$(522)
Government agency issued CMO	675	(2)	1,744	(310)	2,419	(312)
Other U.S. government agencies	210	(6)	863	(155)	1,073	(161)
States and municipalities	66	(1)	256	(39)	322	(40)
Total	$1,614	$(18)	$5,855	$(1,017)	$7,469	$(1,035)

17	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $26 million and $29 million as of September 30, 2025 and December 31, 2024, respectively. Consistent with FHN's review of the related securities, there were no credit-related write-downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write-downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and nine months ended September 30, 2025 and 2024.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both September 30, 2025 and December 31, 2024. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of September 30, 2025 and December 31, 2024. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $113 million and $96 million at September 30, 2025 and December 31, 2024, respectively. The year-to-date 2025 and 2024 gross amounts of upward and downward valuation adjustments were not significant.
Net unrealized gains of $5 million and $8 million were recognized in the three and nine months ended September 30, 2025, respectively, for equity investments with readily determinable fair values. Net unrealized gains of $4 million and $11 million were recognized in the three and nine months ended September 30, 2024, respectively, for equity investments with readily determinable fair values.

18	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of September 30, 2025 and December 31, 2024, excluding accrued interest of $262 million and $271 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	September 30, 2025	December 31, 2024
Commercial:
Commercial and industrial (a)	$30,475	$29,957
Loans to mortgage companies	3,926	3,471
Total commercial, financial, and industrial	34,401	33,428
Commercial real estate	13,675	14,421
Consumer:
HELOC	2,145	2,092
Real estate installment loans	12,258	11,955
Total consumer real estate	14,403	14,047
Credit card and other (b)	579	669
Loans and leases	$63,058	$62,565
Allowance for loan and lease losses	(777)	(815)
Net loans and leases	$62,281	$61,750

(a)Includes equipment financing leases of $1.5 billion and $1.4 billion for September 30, 2025 and December 31, 2024, respectively.
(b)Includes $154 million and $174 million of commercial credit card balances as of September 30, 2025 and December 31, 2024, respectively.

Restrictions
Loans and leases with carrying values of $45.7 billion and $45.8 billion were pledged as collateral for borrowings at September 30, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of September 30, 2025, FHN had loans to mortgage companies of $3.9 billion and loans to finance and insurance companies of $3.9 billion. As a result, 22% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

19	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of September 30, 2025 and December 31, 2024.

C&I PORTFOLIO
	September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,749	$5,395	$2,218	$3,066	$1,892	$4,240	$3,925	$9,023	$199	$32,707
Special Mention (PD grade 13)	4	80	7	52	30	59	—	120	6	358
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	23	144	160	240	161	241	1	338	28	1,336
Total C&I loans	$2,776	$5,619	$2,385	$3,358	$2,083	$4,540	$3,926	$9,481	$233	$34,401

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$5,590	$2,607	$3,649	$2,336	$1,055	$3,853	$3,471	$8,784	$248	$31,593
Special Mention (PD grade 13)	106	27	78	47	33	57	—	279	2	629
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	84	184	113	179	33	169	—	383	61	1,206
Total C&I loans	$5,780	$2,818	$3,840	$2,562	$1,121	$4,079	$3,471	$9,446	$311	$33,428

(a) LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.

CRE PORTFOLIO
	September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$723	$954	$1,686	$2,583	$2,097	$3,669	$286	$87	$12,085
Special Mention (PD grade 13)	—	11	1	252	177	60	34	—	535
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	5	4	29	413	184	371	49	—	1,055
Total CRE loans	$728	$969	$1,716	$3,248	$2,458	$4,100	$369	$87	$13,675

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$694	$1,296	$3,282	$2,778	$894	$3,281	$340	$47	$12,612
Special Mention (PD grade 13)	—	42	280	198	37	130	—	1	688
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	3	31	251	278	116	436	6	—	1,121
Total CRE loans	$697	$1,369	$3,813	$3,254	$1,047	$3,847	$346	$48	$14,421

20	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of September 30, 2025 and December 31, 2024. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following table classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$895	$961	$1,392	$1,877	$1,474	$1,994	$1,534	$69	$10,196
FICO score 720-739	112	141	184	259	196	333	177	17	1,419
FICO score 700-719	84	94	131	204	164	259	133	14	1,083
FICO score 660-699	90	130	146	167	94	283	114	19	1,043
FICO score 620-659	8	11	10	17	18	105	22	6	197
FICO score less than 620	17	26	19	19	23	321	25	15	465
Total consumer real estate loans	$1,206	$1,363	$1,882	$2,543	$1,969	$3,295	$2,005	$140	$14,403

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,045	$1,493	$2,009	$1,592	$675	$1,554	$1,430	$56	$9,854
FICO score 720-739	149	197	270	213	99	271	175	17	1,391
FICO score 700-719	98	140	217	175	72	242	150	18	1,112
FICO score 660-699	133	160	183	100	75	294	146	25	1,116
FICO score 620-659	11	10	17	21	20	122	30	9	240
FICO score less than 620	18	22	19	18	18	203	25	11	334
Total consumer real estate loans	$1,454	$2,022	$2,715	$2,119	$959	$2,686	$1,956	$136	$14,047

21	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of September 30, 2025 and December 31, 2024.

CREDIT CARD & OTHER PORTFOLIO
	September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$20	$10	$9	$4	$2	$9	$173	$7	$234
FICO score 720-739	1	1	1	1	—	1	12	2	19
FICO score 700-719	1	1	—	1	—	1	13	—	17
FICO score 660-699	1	—	1	—	—	1	9	1	13
FICO score 620-659	1	1	—	—	—	—	8	—	10
FICO score less than 620	5	5	5	3	2	55	210	1	286
Total credit card and other loans	$29	$18	$16	$9	$4	$67	$425	$11	$579

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$21	$22	$10	$4	$2	$19	$197	$8	$283
FICO score 720-739	7	3	1	1	—	3	20	2	37
FICO score 700-719	1	2	2	—	—	2	14	—	21
FICO score 660-699	1	2	1	—	—	3	15	4	26
FICO score 620-659	2	1	—	—	—	1	9	—	13
FICO score less than 620	8	8	5	4	4	78	181	1	289
Total credit card and other loans	$40	$38	$19	$9	$6	$106	$436	$15	$669

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

22	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on September 30, 2025 and December 31, 2024.

ACCRUING & NON-ACCRUING LOANS AND LEASES
	September 30, 2025
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,206	$57	$1	$30,264	$153	$15	$43	$211	$30,475
Loans to mortgage companies	3,925	1	—	3,926	—	—	—	—	3,926
Total commercial, financial, and industrial	34,131	58	1	34,190	153	15	43	211	34,401
Commercial real estate:
CRE (b)	13,413	8	—	13,421	238	—	16	254	13,675
Consumer real estate:
HELOC (c)	2,096	15	—	2,111	19	5	10	34	2,145
Real estate installment loans (d)	12,120	27	6	12,153	34	6	65	105	12,258
Total consumer real estate	14,216	42	6	14,264	53	11	75	139	14,403
Credit card and other:
Credit card	232	3	2	237	—	—	—	—	237
Other	340	1	—	341	—	—	1	1	342
Total credit card and other	572	4	2	578	—	—	1	1	579
Total loans and leases	$62,332	$112	$9	$62,453	$444	$26	$135	$605	$63,058

	December 31, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,751	$32	$1	$29,784	$101	$26	$46	$173	$29,957
Loans to mortgage companies	3,471	—	—	3,471	—	—	—	—	3,471
Total commercial, financial, and industrial	33,222	32	1	33,255	101	26	46	173	33,428
Commercial real estate:
CRE (b)	14,124	3	—	14,127	221	10	63	294	14,421
Consumer real estate:
HELOC (c)	2,045	11	2	2,058	19	4	11	34	2,092
Real estate installment loans (d)	11,800	39	17	11,856	31	10	58	99	11,955
Total consumer real estate	13,845	50	19	13,914	50	14	69	133	14,047
Credit card and other:
Credit card	262	2	1	265	—	—	—	—	265
Other	400	2	—	402	—	1	1	2	404
Total credit card and other	662	4	1	667	—	1	1	2	669
Total loans and leases	$61,853	$89	$21	$61,963	$372	$51	$179	$602	$62,565

(a)    $199 million and $172 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.
(b)    $251 million and $287 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.
(c)    $3 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2025 and 2024.
(d)    $10 million and $9 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of September 30, 2025 and December 31, 2024, FHN had commercial loans with amortized cost of approximately $430 million and $352 million, respectively, that were based on the value of underlying collateral.

23	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Collateral-dependent C&I and CRE loans totaled $177 million and $253 million, respectively, at September 30, 2025. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three and nine months ended September 30, 2025, FHN recognized charge-offs of $15 million and $52 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $6 million and $41 million, respectively, as of September 30, 2025 and $6 million and $36 million, respectively, as of December 31, 2024. Charge-offs relating to collateral-dependent consumer loans were $2 million and $1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
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
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as well as the financial effect of the modifications made as of September 30, 2025.

24	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Interest Rate Reduction
	September 30, 2025			September 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
CRE	$46	0.3%	Reduced weighted-average contractual interest rate from 7.80% to 7.13%	$—	—%	N/A
Consumer real estate (a)	—	—	Reduced weighted-average contractual interest rate from 9.62% to 5.46%	—	—	Reduced weighted-average contractual interest rate from 9.93% to 6.56%
Credit card and other (a)	—	—	Reduced weighted-average contractual interest rate from 14.90% to 0.00%	—	—	Reduced weighted-average contractual interest rate from 4.78% to 3.65%
Total	$46	0.1%		$—	—%
(a) Balance less than $1 million.

	Term Extension
	September 30, 2025			September 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I	$139	0.4%	Added a weighted-average 1.1 years to the life of loans, which reduced monthly payment amounts for the borrowers	$111	0.3%	Added a weighted-average 1.4 years to the life of loans, which reduced monthly payment amounts for the borrowers
CRE	142	1.0	Added a weighted-average 1.3 years to the life of loans, which reduced monthly payment amounts for the borrowers	116	0.8	Added a weighted-average 1.5 years to the life of loans, which reduced monthly payment amounts for the borrowers
Consumer real estate (a)	—	—	Added a weighted-average 10.0 years to the life of loans, which reduced monthly payment amounts for the borrowers	—	—	Added a weighted-average 22.0 years to the life of loans, which reduced monthly payment amounts for the borrowers
Total	$281	0.4%		$227	0.4%
(a) Balance less than $1 million.

25	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

	Principal Forgiveness
	September 30, 2025			September 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance (a)	% of Total Class	Financial Effect
Consumer real estate	$1	—%	$1 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not reaffirmed the debt as of period end	$—	—%	Less than $1 million of the principal of loans was legally discharged in bankruptcy during the period and the borrowers have not reaffirmed the debt as of period end
Total	$1	—%		$—	—%
(a) Balance less than $1 million.

	Combination - Term Extension and Interest Rate Reduction
	September 30, 2025			September 30, 2024
(Dollars in millions)	Balance	% of Total Class	Financial Effect	Balance	% of Total Class	Financial Effect
C&I (a)	$—	—%	Added a weighted-average 1.2 years to the life of loans and reduced weighted-average contractual interest rate from 9.37% to 8.33%	$—	—%	N/A
CRE	33	0.2	Added a weighted-average 2.0 years to the life of loans and reduced weighted-average contractual interest rate from 7.81% to 6.86%	—	—	N/A
Consumer real estate	2	—	Added a weighted-average 15.2 years to the life of loans and reduced weighted-average contractual interest rate from 7.47% to 3.76%	3	—	Added a weighted-average 10.9 years to the life of loans and reduced weighted-average contractual interest rate from 8.66% to 4.06%
Total	$35	0.1%		$3	—%
(a) Balance less than $1 million.

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $21 million and less than $1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table depicts the performance of loans that have been modified in the last 12 months.

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	September 30, 2025

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing
C&I	$140	$9	$—	$18
CRE	206	—	—	121
Consumer Real Estate	1	—	—	2
Total	$347	$9	$—	$141

26	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses are included as components of other assets. The total amounts of interest reversals from loans placed on nonaccrual status and the amounts of income recognized on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The decrease in the ACL balance as of September 30, 2025, as compared to December 31, 2024, was largely driven by economic scenario weighting changes, lower specific reserves and lower CRE loan balances. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple scenarios for its macroeconomic inputs, including a baseline scenario, an upside scenario, and a downside scenario from Moody’s. As of September 30, 2025, among other things, FHN's scenario selection process factored in inflation, interest rates, employment, and real estate prices. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. Smaller weights were placed on the FHN-selected downside scenario and on the FHN-selected upside scenario.

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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and nine months ended September 30, 2025 and 2024.

27	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended September 30, 2025
Allowance for loan and lease losses:
Balance as July 1, 2025	$347	$213	$233	$21	$814
Charge-offs	(25)	(3)	(1)	(6)	(35)
Recoveries	6	—	2	1	9
Provision for loan and lease losses	6	(6)	(15)	4	(11)
Balance as of September 30, 2025	$334	$204	$219	$20	$777

Reserve for remaining unfunded commitments:
Balance as July 1, 2025	$68	$10	$9	$—	$87
Provision for remaining unfunded commitments	6	—	—	—	6
Balance as of September 30, 2025	74	10	9	—	93
Allowance for credit losses as of September 30, 2025	$408	$214	$228	$20	$870

	Three Months Ended September 30, 2024
Allowance for loan and lease losses:
Balance as of July 1, 2024	$344	$221	$231	$25	$821
Charge-offs	(12)	(15)	(1)	(5)	(33)
Recoveries	4	1	3	1	9
Provision for loan and lease losses	16	11	(3)	2	26
Balance as of September 30, 2024	$352	$218	$230	$23	$823

Reserve for remaining unfunded commitments:
Balance as of July 1, 2024	$44	$10	$12	$—	$66
Provision for remaining unfunded commitments	11	(2)	—	—	9
Balance as of September 30, 2024	55	8	12	—	75
Allowance for credit losses as of September 30, 2024	$407	$226	$242	$23	$898

28	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Nine Months Ended September 30, 2025
Allowance for loan and lease losses:
Balance as of January 1, 2025	$345	$227	$221	$22	$815
Charge-offs	(86)	(14)	(3)	(16)	(119)
Recoveries	19	3	4	4	30
Provision for loan and lease losses	56	(12)	(3)	10	51
Balance as of September 30, 2025	$334	$204	$219	$20	$777

Reserve for remaining unfunded commitments:
Balance as of January 1, 2025	$57	$11	$11	$—	$79
Provision for remaining unfunded commitments	17	(1)	(2)	—	14
Balance as of September 30, 2025	74	10	9	—	93
Allowance for credit losses as of September 30, 2025	$408	$214	$228	$20	$870

	Nine Months Ended September 30, 2024
Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(64)	(47)	(2)	(15)	(128)
Recoveries	19	1	6	4	30
Provision for loan and lease losses	58	92	(7)	5	148
Balance as of September 30, 2024	$352	$218	$230	$23	$823

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	$49	$22	$12	$—	$83
Provision for remaining unfunded commitments	6	(14)	—	—	(8)
Balance as of September 30, 2024	55	8	12	—	75
Allowance for credit losses as of September 30, 2024	$407	$226	$242	$23	$898

The following table presents gross charge-offs by year of origination for the nine months ended September 30, 2025 and 2024.

GROSS CHARGE-OFFS
	Nine Months Ended September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
C&I	$2	$3	$5	$13	$28	$31	$4	$86
CRE	—	—	—	9	—	5	—	14
Consumer Real Estate	—	—	1	1	—	1	—	3
Credit Card and Other	5	—	1	1	2	1	6	16
Total	$7	$3	$7	$24	$30	$38	$10	$119

	Nine Months Ended September 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$—	$13	$13	$23	$1	$11	$3	$64
CRE	—	—	1	—	16	30	—	47
Consumer Real Estate	—	1	—	—	—	1	—	2
Credit Card and Other	6	1	1	—	—	1	6	15
Total	$6	$15	$15	$23	$17	$43	$9	$128

29	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
At September 30, 2025, FHN had approximately $28 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2025 and 2024, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.
The following table summarizes activity related to residential mortgage loans held for sale as of and for the nine months ended September 30, 2025 and the year ended December 31, 2024.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	September 30, 2025	December 31, 2024
Balance at beginning of period	$81	$62
Originations and purchases	853	951
Sales, net of gains	(800)	(932)
Balance at end of period	$134	$81

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of September 30, 2025 and December 31, 2024.

MORTGAGE SERVICING RIGHTS
	September 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$21	$(7)	$14	$30	$(9)	$21

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of September 30, 2025 and December 31, 2024. Total mortgage servicing fees included in mortgage banking income were $3 million for the nine months ended September 30, 2025 and 2024. Mortgage servicing rights with a net carrying amount of $10 million were sold during the third quarter of 2025, resulting in a gain of $5 million which is included in mortgage banking income on the Consolidated Statements of Income.

30	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

GOODWILL
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2023 (a)	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2024	$1,217	$293	$1,510
Additions	—	—	—
September 30, 2025	$1,217	$293	$1,510

(a)FHN reorganized its management reporting structure and reallocated goodwill in its segments and reporting units during the fourth quarter of 2024. Prior periods have been revised to reflect this reallocation.

FHN performed the required annual goodwill impairment test as of October 1, 2024. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual evaluations, management will evaluate whether an interim impairment analysis is warranted. FHN is currently in the process of performing its annual impairment analysis as of October 1, 2025.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.

OTHER INTANGIBLE ASSETS
	September 30, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$354	$(256)	$98	$356	$(233)	$123
Client relationships	32	(20)	12	32	(18)	14
Other (a)	11	(7)	4	27	(21)	6
Total	$397	$(283)	$114	$415	$(272)	$143

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

31	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.

PREFERRED STOCK
(Dollars in millions)								September 30, 2025	December 31, 2024
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	—	$—	$—	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						8,750	$358	$349	$426

(a) Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b) On August 1, 2025, FHN redeemed all outstanding shares of its Series B Preferred Stock. The fixed dividend rate was set to convert to three-month CME Term SOFR plus 4.52361% (0.26161% plus 4.262%) on August 1, 2025.
(c) The fixed dividend rate will reset on May 1, 2026 to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%).

FHN redeemed all outstanding shares of its Series B Preferred Stock effective August 1, 2025. The difference between the $80 million outstanding liquidation preference amount and the $77 million carrying value of the Series B Preferred Stock resulted in $3 million in deemed dividends that were included in net income available to common shareholders and EPS for the three and nine months ended September 30, 2025. The Series B redemption date was also a dividend payment date, and the regular Series B semi-annual dividend declared in second quarter 2025 was paid separately in the customary manner on August 1, 2025 to shareholders of record at the close of business on July 17, 2025.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock ("Class A Preferred Stock") with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On September 30, 2025 and December 31, 2024, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B ("Class B Preferred Shares"), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At
September 30, 2025 and December 31, 2024, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

32	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following tables provide the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2025 and 2024.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2025	$(613)	$(51)	$(248)	$(912)
Net unrealized gains (losses)	56	(4)	—	52
Amounts reclassified from AOCI	—	9	2	11
Other comprehensive income (loss)	56	5	2	63
Balance as of September 30, 2025	$(557)	$(46)	$(246)	$(849)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2025	$(782)	$(94)	$(252)	$(1,128)
Net unrealized gains (losses)	225	21	—	246
Amounts reclassified from AOCI	—	27	6	33
Other comprehensive income (loss)	225	48	6	279
Balance as of September 30, 2025	$(557)	$(46)	$(246)	$(849)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of July 1, 2024	$(901)	$(112)	$(268)	$(1,281)
Net unrealized gains (losses)	232	45	—	277
Amounts reclassified from AOCI	—	13	2	15
Other comprehensive income (loss)	232	58	2	292
Balance as of September 30, 2024	$(669)	$(54)	$(266)	$(989)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2024	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	167	(13)	—	154
Amounts reclassified from AOCI	—	39	6	45
Other comprehensive income (loss)	167	26	6	199
Balance as of September 30, 2024	$(669)	$(54)	$(266)	$(989)

33	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows.

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI	2025	2024	2025	2024	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$12	$17	$36	$51	Interest and fees on loans and leases
Tax expense (benefit)	(3)	(4)	(9)	(12)	Income tax expense
	9	13	27	39
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$3	$3	$8	$8	Other expense
Tax expense (benefit)	(1)	(1)	(2)	(2)	Income tax expense
	2	2	6	6
Total reclassification from AOCI	$11	$15	$33	$45

34	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows.

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2025	2024	2025	2024
Net income	$266	$223	$732	$624
Net income attributable to noncontrolling interest	4	5	12	15
Net income attributable to controlling interest	262	218	720	609
Preferred stock dividends	8	5	21	28
Net income available to common shareholders	$254	$213	$699	$581

Weighted average common shares outstanding—basic	504,863	534,222	509,990	544,356
Effect of dilutive restricted stock, performance equity awards and options	5,488	3,749	5,929	3,273
Weighted average common shares outstanding—diluted	510,351	537,971	515,919	547,629

Basic earnings per common share	$0.50	$0.40	$1.37	$1.07
Diluted earnings per common share	$0.50	$0.40	$1.36	$1.06

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met.

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2025	2024	2025	2024
Stock options excluded from the calculation of diluted EPS	—	963	—	1,024
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$—	$16.87	$—	$16.99
Other equity awards excluded from the calculation of diluted EPS	2,879	3,964	2,425	5,151

35	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2025, the aggregate amount of liabilities established for all such loss contingency matters was $3 million. These liabilities are separate from those discussed under the heading Mortgage Loan Repurchase and Foreclosure Liability below.
In each material loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2025, FHN estimates that for all material loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

36	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
certain related exposures. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision.
Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $14 million and $15 million as of September 30, 2025 and December 31, 2024, respectively. Accrued liabilities for FHN’s estimate of these obligations are reflected in other liabilities on the Consolidated Balance Sheets. Charges/expense reversals to increase/decrease the liability are included within other income on the Consolidated Statements of Income. The estimates are based upon currently available information and fact patterns that exist as of each balance sheet date and could be subject to future changes. Changes to any one of these factors could significantly impact the estimate of FHN’s liability.
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

37	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
Note 11—Retirement Plans
FHN sponsors a noncontributory, qualified defined benefit pension plan to associates hired or rehired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated social security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2024. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2025.
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
The components of net periodic benefit cost for the three and nine months ended September 30 were as follows.

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Components of net periodic benefit cost
Interest cost	$9	$8	$25	$25
Expected return on plan assets	(9)	(8)	(25)	(24)
Amortization of unrecognized:
Actuarial (gain) loss	2	3	8	9
Net periodic benefit cost	$2	$3	$8	$10

38	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

39	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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
The following tables present financial information for each reportable business segment for the three and nine months ended September 30, 2025 and 2024.

SEGMENT FINANCIAL INFORMATION
	Three Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$855	$142	$80	$1,077
Interest expense	300	27	76	403
Funds transfer pricing	105	(55)	(50)	—
Net interest income (expense)	660	60	(46)	674
Noninterest income	117	73	25	215
Total revenues	777	133	(21)	889
Noninterest expense (a)	365	83	102	550
Pre-provision net revenue (b)	412	50	(123)	339
Provision for credit losses	2	(1)	(6)	(5)
Income (loss) before income taxes	410	51	(117)	344
Income tax expense (benefit)	98	12	(32)	78
Net income (loss)	$312	$39	$(85)	$266
Average assets	$58,827	$9,356	$13,866	$82,049
Depreciation and amortization	(5)	2	9	6
Expenditures for long-lived assets	5	—	1	6

	Three Months Ended September 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$905	$141	$73	$1,119
Interest expense	372	31	89	492
Funds transfer pricing	101	(58)	(43)	—
Net interest income (expense)	634	52	(59)	627
Noninterest income	119	56	25	200
Total revenues	753	108	(34)	827
Noninterest expense (a)	352	75	84	511
Pre-provision net revenue (b)	401	33	(118)	316
Provision for credit losses	42	(7)	—	35
Income (loss) before income taxes	359	40	(118)	281
Income tax expense (benefit)	85	10	(37)	58
Net income (loss)	$274	$30	$(81)	$223
Average assets	$59,503	$8,440	$14,423	$82,366
Depreciation and amortization	15	2	14	31
Expenditures for long-lived assets	4	—	3	7

(a)2025 includes $10 million in derivative valuation adjustments related to prior Visa Class B share sales and an FDIC special assessment expense credit of $2 million in the Corporate segment. 2024 includes $15 million in derivative valuation adjustments related to prior Visa Class B share sales, $2 million of restructuring costs, and a $2 million FDIC special assessment expense credit in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

40	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$2,494	$406	$235	$3,135
Interest expense	886	81	222	1,189
Funds transfer pricing	308	(157)	(151)	—
Net interest income (expense)	1,916	168	(138)	1,946
Noninterest income	340	187	58	585
Total revenues	2,256	355	(80)	2,531
Noninterest expense (a)	1,063	235	231	1,529
Pre-provision net revenue (b)	1,193	120	(311)	1,002
Provision for credit losses	52	9	4	65
Income (loss) before income taxes	1,141	111	(315)	937
Income tax expense (benefit)	271	27	(93)	205
Net income (loss)	$870	$84	$(222)	$732
Average assets	$58,760	$9,056	$13,845	$81,661
Depreciation and amortization	12	6	29	47
Expenditures for long-lived assets	15	1	7	23

	Nine Months Ended September 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$2,681	$386	$217	$3,284
Interest expense	1,075	96	232	1,403
Funds transfer pricing	291	(151)	(140)	—
Net interest income (expense)	1,897	139	(155)	1,881
Noninterest income	345	172	64	581
Total revenues	2,242	311	(91)	2,462
Noninterest expense (a)	1,056	223	248	1,527
Pre-provision net revenue (b)	1,186	88	(339)	935
Provision for credit losses	143	1	(4)	140
Income (loss) before income taxes	1,043	87	(335)	795
Income tax expense (benefit)	246	21	(96)	171
Net income (loss)	$797	$66	$(239)	$624
Average assets	$59,503	$7,871	$14,405	$81,779
Depreciation and amortization	33	6	43	82
Expenditures for long-lived assets	15	1	12	28

(a)2025 includes $15 million in derivative valuation adjustments related to prior Visa Class B share sales, a $4 million expense credit related to an accrual release in deferred compensation, and an FDIC special assessment expense credit of $2 million in the Corporate segment. 2024 includes $15 million in derivative valuation adjustments related to prior Visa Class B share sales, $10 million in restructuring costs, and a net FDIC special assessment of $10 million in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

41	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables reflect a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and nine months ended September 30, 2025 and 2024.

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$57	$—	$57
Deposit transactions and cash management	40	1	2	43
Brokerage, management fees and commissions	26	—	—	26
Card and digital banking fees	16	—	3	19
Other service charges and fees	14	—	—	14
Trust services and investment management	13	—	—	13
Mortgage banking income	—	15	—	15
Other income (c)	8	—	20	28
Total noninterest income	$117	$73	$25	$215

	Three Months Ended September 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$47	$—	$47
Deposit transactions and cash management	42	1	2	45
Brokerage, management fees and commissions	27	—	—	27
Card and digital banking fees	16	—	3	19
Other service charges and fees	13	—	—	13
Trust services and investment management	12	—	—	12
Mortgage banking income	—	8	1	9
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	9	—	18	27
Total noninterest income	$119	$56	$25	$200

(a)2025 and 2024 include $14 million and $11 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

42	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$149	$—	$149
Deposit transactions and cash management	116	2	7	125
Brokerage, management fees and commissions	77	—	—	77
Card and digital banking fees	48	—	7	55
Other service charges and fees	38	2	—	40
Trust services and investment management	37	—	1	38
Mortgage banking income	1	32	—	33
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	23	2	42	67
Total noninterest income	$340	$187	$58	$585

	Nine Months Ended September 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$138	$—	$138
Deposit transactions and cash management	124	3	7	134
Brokerage, management fees and commissions	76	—	—	76
Card and digital banking fees	50	—	8	58
Other service charges and fees	37	3	—	40
Trust services and investment management	35	—	1	36
Mortgage banking income	1	26	1	28
Securities gains (losses), net (b)	—	—	2	2
Other income (c)	22	2	45	69
Total noninterest income	$345	$172	$64	$581

(a)2025 and 2024 include $32 million and $31 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

43	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present a disaggregation of FHN's noninterest expense by major product line and reportable segment for the three and nine months ended September 30, 2025 and 2024.

NONINTEREST EXPENSE DETAIL BY SEGMENT
	Three Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$136	$56	$104	$296
Net occupancy expense	20	2	14	36
Computer software	8	2	24	34
Operations services	5	6	13	24
Legal and professional fees	5	1	18	24
Deposit insurance expense	—	—	11	11
Advertising and public relations	2	—	10	12
Equipment expense	2	—	8	10
Amortization of intangible assets	9	—	—	9
Contract employment and outsourcing	1	1	9	11
Communications and delivery	2	1	5	8
Contributions	—	—	23	23
Other expense	14	6	32	52
Cost allocations	161	8	(169)	—
Total noninterest expense	$365	$83	$102	$550

	Three Months Ended September 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$133	$50	$99	$282
Net occupancy expense	19	2	12	33
Computer software	8	1	21	30
Operations services	4	5	16	25
Legal and professional fees	3	1	11	15
Deposit insurance expense	—	—	11	11
Advertising and public relations	2	—	12	14
Equipment expense	3	—	7	10
Amortization of intangible assets	10	—	1	11
Contract employment and outsourcing	1	1	10	12
Communications and delivery	3	1	4	8
Contributions	—	—	4	4
Other expense	16	6	34	56
Cost allocations	150	8	(158)	—
Total noninterest expense	$352	$75	$84	$511

44	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$403	$159	$294	$856
Net occupancy expense	59	7	39	105
Computer software	23	5	72	100
Operations services	13	17	41	71
Legal and professional fees	12	2	40	54
Deposit insurance expense	—	—	36	36
Advertising and public relations	5	—	31	36
Equipment expense	8	1	23	32
Amortization of intangible assets	26	1	2	29
Contract employment and outsourcing	3	3	21	27
Communications and delivery	7	3	15	25
Contributions	1	—	24	25
Other expense	46	17	70	133
Cost allocations	457	20	(477)	—
Total noninterest expense	$1,063	$235	$231	$1,529

	Nine Months Ended September 30, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$405	$148	$309	$862
Net occupancy expense	56	7	32	95
Computer software	24	4	61	89
Operations services	13	16	40	69
Legal and professional fees	8	2	37	47
Deposit insurance expense	—	—	51	51
Advertising and public relations	6	—	31	37
Equipment expense	9	1	22	32
Amortization of intangible assets	29	1	3	33
Contract employment and outsourcing	3	3	34	40
Communications and delivery	8	2	14	24
Contributions	1	—	5	6
Other expense	58	17	67	142
Cost allocations	436	22	(458)	—
Total noninterest expense	$1,056	$223	$248	$1,527

45	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of September 30, 2025 and December 31, 2024.

CONSOLIDATED VIEs
(Dollars in millions)	September 30, 2025	December 31, 2024
Assets:
Other assets	$204	$195

Liabilities:
Other liabilities	$179	$165

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
FHN accounts for qualifying LIHTC investments under the PAM. Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and made the election to apply the PAM for these programs. Expenses associated with non-qualifying LIHTC investments were not significant for the three and nine months ended September 30, 2025 and 2024.

46	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 for investments accounted for under the PAM. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Income tax expense (benefit):
Amortization of qualifying investments	$20	$18	$55	$48
Tax credits	(19)	(19)	(60)	(52)
Other tax benefits related to qualifying investments	(2)	(3)	(7)	(9)

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

47	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.
The following tables summarize FHN’s nonconsolidated VIEs as of September 30, 2025 and December 31, 2024.

NONCONSOLIDATED VIEs AT SEPTEMBER 30, 2025
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$689	$258	(a)
Other tax credit investments (b)	97	81	Other assets
Small issuer trust preferred holdings (c)	166	—	Loans and leases
On-balance sheet trust preferred securitization	25	89	(d)
Holdings of agency mortgage-backed securities (c)	8,292	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	495	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $431 million of current investments and $258 million of accrued contractual funding commitments. Accrued funding commitments represent unconditional contractual obligations for future funding events and are also recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $2 million classified as trading securities, which are offset by $89 million classified as term borrowings.
(e)Includes $538 million classified as trading securities, $1.2 billion classified as securities held to maturity, and $6.5 billion classified as securities available for sale.
(f)Maximum loss exposure represents $495 million of current receivables with $1 million of additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(g)No exposure to loss due to nature of FHN's involvement.

48	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2025 and December 31, 2024, respectively, FHN had $266 million and $541 million of cash receivables and $20 million and $25 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

49	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $49 million and $38 million for the three months ended September 30, 2025 and 2024, and $119 million and $113 million for the nine months ended September 30, 2025 and 2024, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of September 30, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH TRADING
	September 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,444	$26	$108
Offsetting upstream interest rate contracts	4,603	73	25
Forwards and futures purchased	2,290	6	2
Forwards and futures sold	2,447	3	5

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,096	$8	$190
Offsetting upstream interest rate contracts	4,265	134	9
Forwards and futures purchased	1,421	1	6
Forwards and futures sold	1,426	7	—

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of September 30, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	September 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,988	$41	$202
Offsetting upstream interest rate contracts	8,288	201	42

50	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,301	$10	$372
Offsetting upstream interest rate contracts	8,301	369	11

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$27	$240	$202	$163
Offsetting upstream interest rate contracts (a)	(27)	(240)	(202)	(163)

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2025 and December 31, 2024.

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	September 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$15
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

51	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$67
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$7	$77	$64	$35
Gain (loss) recognized in other comprehensive income (loss)	(4)	45	21	(13)
Gain (loss) reclassified from AOCI into interest income	9	13	27	39

(a)Approximately $7 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	September 30, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$159	$1	$—
Forward contracts written	169	—	—

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$51	$—	$—
Forward contracts written	100	1	—

52	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and nine months ended September 30, 2025 and 2024.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$—	$—	$—	$—
Forward contracts written	1	3	—	(5)

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2025 and December 31, 2024, the derivative liabilities associated with the sales of Visa Class B shares were $22 million and $15 million, respectively. FHN recognized $15 million in derivative valuation adjustments related to prior sales of Visa Class B shares for both the nine months ended September 30, 2025 and the year ended December 31, 2024. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2025 and December 31, 2024, these loans were valued at $21 million and $16 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of September 30, 2025 and December 31, 2024, the notional values of FHN’s risk participations were $252 million and $268 million of derivative assets and $992 million and $916 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at September 30, 2025 and December 31, 2024, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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

53	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $13 million of assets and $95 million of liabilities on September 30, 2025, and $5 million of assets and $187 million of liabilities on December 31, 2024. As of September 30, 2025 and December 31, 2024,
FHN had received collateral of $71 million and $82 million and posted collateral of $50 million and $96 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $13 million of assets and $95 million of liabilities on September 30, 2025, and $6 million of assets and $187 million of liabilities on December 31, 2024. As of September 30, 2025 and December 31, 2024, FHN had received collateral of $71 million and $82 million and posted collateral of $50 million and $96 million, respectively, in the normal course of business related to these contracts.
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

54	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2025
Interest rate derivative contracts	$343	$—	$343	$(84)	$(236)	$23
Forward contracts	9	—	9	(5)	(2)	2
	$352	$—	$352	$(89)	$(238)	$25

December 31, 2024
Interest rate derivative contracts	$522	$—	$522	$(73)	$(436)	$13
Forward contracts	8	—	8	(3)	(4)	1
	$530	$—	$530	$(76)	$(440)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, less than $1 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2025
Interest rate derivative contracts	$393	$—	$393	$(84)	$(91)	$218
Forward contracts	8	—	8	(5)	(2)	1
	$401	$—	$401	$(89)	$(93)	$219

December 31, 2024
Interest rate derivative contracts	$649	$—	$649	$(73)	$(168)	$408
Forward contracts	6	—	6	(3)	(1)	2
	$655	$—	$655	$(76)	$(169)	$410

(a)Included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, $23 million and $16 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

55	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of September 30, 2025 and December 31, 2024.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
September 30, 2025	$679	$—	$679	$—	$(673)	$6
December 31, 2024	572	—	572	—	(567)	5

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of September 30, 2025 and December 31, 2024.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2025	$1,866	$—	$1,866	$—	$(1,866)	$—
December 31, 2024	2,096	—	2,096	—	(2,096)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

56	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of September 30, 2025 and December 31, 2024.

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	September 30, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,342	$—	$1,342
Government agency issued CMO	524	—	524
Total securities sold under agreements to repurchase	$1,866	$—	$1,866

	December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,535	$—	$1,535
Government agency issued CMO	561	—	561
Total securities sold under agreements to repurchase	$2,096	$—	$2,096

57	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

58	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

BALANCES OF ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	September 30, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	203	—	203
Government agency issued CMO	—	334	—	334
Other U.S. government agencies	—	435	—	435
States and municipalities	—	67	—	67
Corporate and other debt	—	1,002	—	1,002
SBA interest-only strips	—	—	26	26
Total trading securities	—	2,044	26	2,070
Loans held for sale (elected fair value)	—	126	13	139
Securities available for sale:
Government agency issued MBS	—	3,682	—	3,682
Government agency issued CMO	—	2,843	—	2,843
Other U.S. government agencies	—	1,240	—	1,240
States and municipalities	—	337	—	337
Total securities available for sale	—	8,102	—	8,102
Other assets:
Deferred compensation mutual funds	112	—	—	112
Equity, mutual funds, and other	36	—	—	36
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	343	—	343
Total other assets	157	343	—	500
Total assets	$157	$10,615	$39	$10,811
Trading liabilities:
U.S. treasuries	$—	$518	$—	$518
Government agency issued MBS	—	10	—	10
Corporate and other debt	—	134	—	134
Total trading liabilities	—	662	—	662
Other liabilities:
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	393	—	393
Derivatives, other	—	1	22	23
Total other liabilities	8	394	22	424
Total liabilities	$8	$1,056	$22	$1,086

59	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	98	—	98
Government agency issued CMO	—	180	—	180
Other U.S. government agencies	—	252	—	252
States and municipalities	—	64	—	64
Corporate and other debt	—	767	—	767
SBA interest-only strips	—	—	23	23
Total trading securities	—	1,364	23	1,387
Loans held for sale (elected fair value)	—	69	16	85
Securities available for sale:
Government agency issued MBS	—	3,702	—	3,702
Government agency issued CMO	—	2,767	—	2,767
Other U.S. government agencies	—	1,073	—	1,073
States and municipalities	—	354	—	354
Total securities available for sale	—	7,896	—	7,896
Other assets:
Deferred compensation mutual funds	111	—	—	111
Equity, mutual funds, and other	35	—	—	35
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	522	—	522
Derivatives, other	—	1	—	1
Total other assets	154	523	—	677
Total assets	$154	$9,852	$39	$10,045
Trading liabilities:
U.S. treasuries	$—	$440	$—	$440
Other U.S. government agencies	—	7	—	7
Corporate and other debt	—	103	—	103
Total trading liabilities	—	550	—	550
Other liabilities:
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	649	—	649
Derivatives, other	—	1	15	16
Total other liabilities	6	650	15	671
Total liabilities	$6	$1,200	$15	$1,221

60	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2025 and 2024 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Three Months Ended September 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2025	$27		$12		$(13)
Total net gains (losses) included in net income	(1)		1		(10)
Purchases	—		1		—
Sales	(8)		—		—
Settlements	—		(1)		1
Net transfers into (out of) Level 3	8	(b)	—		—
Balance on September 30, 2025	$26		$13		$(22)
Net unrealized gains (losses) included in net income	$(1)	(c)	$1	(a)	$(10)	(d)

	Three Months Ended September 30, 2024
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2024	$16		$15		$(18)
Total net gains (losses) included in net income	(1)		1		(15)
Sales	(5)		—		—
Settlements	—		(1)		1
Net transfers into (out of) Level 3	7	(b)	1		—
Balance on September 30, 2024	$17		$16		$(32)
Net unrealized gains (losses) included in net income	$—	(c)	$1	(a)	$(15)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into Level 3 SBA interest-only strips reflect transfers out of SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

61	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2025 and 2024 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Nine Months Ended September 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2025	$23		$16		$(15)
Total net gains (losses) included in net income	(5)		1		(15)
Purchases	—		1		—
Sales	(11)		(5)		—
Settlements	—		(1)		8
Net transfers into (out of) Level 3	19	(b)	1		—
Balance on September 30, 2025	$26		$13		$(22)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$(15)	(d)

	Nine Months Ended September 30, 2024
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(3)		1		(15)
Purchases	—		2		—
Sales	(15)		(13)		—
Settlements	—		(2)		6
Net transfers into (out of) Level 3	22	(b)	2		—
Balance on September 30, 2024	$17		$16		$(32)
Net unrealized gains (losses) included in net income	$(1)	(c)	$1	(a)	$(15)	(d)

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

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2025 and 2024.

62	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at September 30, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$339	$—	$339
Loans and leases (a)	—	—	412	412
OREO (b)	—	—	7	7

	Carrying value at December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$438	$—	$438
Loans and leases (a)	—	—	344	344
OREO (b)	—	—	3	3

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2025 and 2024.

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended September 30,		Net gains (losses) Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Loans held for sale—SBAs and USDA	$(1)	$(1)	$(1)	$(1)
Loans and leases (a)	(17)	(18)	(49)	(65)
	$(18)	$(19)	$(50)	$(66)

(a)Write-downs on these loans are recognized as part of provision for credit losses.

63	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three and nine months ended September 30, 2025 and 2024.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of September 30, 2025 and December 31, 2024.

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at September 30, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$26	Discounted cash flow	Constant prepayment rate	18% - 30%	19%
			Bond equivalent yield	4% - 16%	15%
Loans held for sale - residential real estate	$13	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 65%	64%
			Loss severity trends - First mortgage	0.0% - 1.7% of UPB	0.6%
Derivative liabilities, other	$22	Discounted cash flow	Visa covered litigation resolution amount	$3.4 billion - $4.4 billion	$4.0 billion
			Probability of resolution scenarios	10% - 25%	16%
			Time until resolution	12 - 36 months	26 months
Loans and leases (a)	$412	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$7	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

64	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$23	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	3% - 18%	17%
Loans held for sale - residential real estate	$16	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	63% - 71%	64%
			Loss severity trends - First mortgage	0.0% - 0.2% of UPB	0.1%
Derivative liabilities, other	$15	Discounted cash flow	Visa covered litigation resolution amount	$3.1 billion - $4.1 billion	$3.8 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	23 months
Loans and leases (a)	$344	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial Statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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

65	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	September 30, 2025
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$139	$142	$(3)
Nonaccrual loans	8	11	(3)

	December 31, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$85	$89	$(4)
Nonaccrual loans	3	5	(2)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table.

66	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$—	$—	$2	$1

For the three and nine months ended September 30, 2025 and 2024, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

67	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

68	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of September 30, 2025 and December 31, 2024 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. The valuations of legacy assets, particularly consumer loans and TRUPs loans within the Corporate segment, are influenced by changes in economic conditions since origination and risk perceptions of the financial sector. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

69	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	September 30, 2025
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$34,067	$—	$—	$33,590	$33,590
Commercial real estate	13,471	—	—	13,409	13,409
Consumer:
Consumer real estate	14,184	—	—	13,766	13,766
Credit card and other	559	—	—	578	578
Total loans and leases, net of allowance for loan and lease losses	62,281	—	—	61,343	61,343
Short-term financial assets:
Interest-bearing deposits with banks	1,228	1,228	—	—	1,228
Federal funds sold	95	—	95	—	95
Securities purchased under agreements to resell	679	—	679	—	679
Total short-term financial assets	2,002	1,228	774	—	2,002
Trading securities (a)	2,070	—	2,044	26	2,070
Loans held for sale:
Mortgage loans (elected fair value)	139	—	126	13	139
USDA & SBA loans - LOCOM	339	—	339	—	339
Mortgage loans - LOCOM	23	—	—	23	23
Total loans held for sale	501	—	465	36	501
Securities available for sale (a)	8,102	—	8,102	—	8,102
Securities held to maturity	1,229	—	1,079	—	1,079
Derivative assets (a)	352	9	343	—	352
Other assets:
Tax credit investments	785	—	—	734	734
Deferred compensation mutual funds	112	112	—	—	112
Equity, mutual funds, and other (b)	330	36	—	294	330
Total other assets	1,227	148	—	1,028	1,176
Total assets	$77,764	$1,385	$12,807	$62,433	$76,625
Liabilities:
Defined maturity deposits	$6,201	$—	$6,184	$—	$6,184
Trading liabilities (a)	662	—	662	—	662
Short-term financial liabilities:
Federal funds purchased	809	—	809	—	809
Securities sold under agreements to repurchase	1,866	—	1,866	—	1,866
Other short-term borrowings	1,596	—	1,596	—	1,596
Total short-term financial liabilities	4,271	—	4,271	—	4,271
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—new market tax credit investments	81	—	—	80	80
Secured borrowings	13	—	—	13	13
Junior subordinated debentures	152	—	—	142	142
Other long-term borrowings	1,035	—	1,050	—	1,050
Total term borrowings	1,328	—	1,050	282	1,332
Derivative liabilities (a)	424	8	394	22	424
Total liabilities	$12,886	$8	$12,561	$304	$12,873

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $91 million and FRB stock of $203 million.

70	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$33,083	$—	$—	$32,511	$32,511
Commercial real estate	14,194	—	—	13,894	13,894
Consumer:
Consumer real estate	13,826	—	—	13,262	13,262
Credit card and other	647	—	—	657	657
Total loans and leases, net of allowance for loan and lease losses	61,750	—	—	60,324	60,324
Short-term financial assets:
Interest-bearing deposits with banks	1,538	1,538	—	—	1,538
Federal funds sold	59	—	59	—	59
Securities purchased under agreements to resell	572	—	572	—	572
Total short-term financial assets	2,169	1,538	631	—	2,169
Trading securities (a)	1,387	—	1,364	23	1,387
Loans held for sale:
Mortgage loans (elected fair value)	85	—	69	16	85
USDA & SBA loans - LOCOM	439	—	439	—	439
Mortgage loans - LOCOM	27	—	—	27	27
Total loans held for sale	551	—	508	43	551
Securities available for sale (a)	7,896	—	7,896	—	7,896
Securities held to maturity	1,270	—	1,083	—	1,083
Derivative assets (a)	531	8	523	—	531
Other assets:
Tax credit investments	706	—	—	692	692
Deferred compensation mutual funds	111	111	—	—	111
Equity, mutual funds, and other (b)	289	35	—	254	289
Total other assets	1,106	146	—	946	1,092
Total assets	$76,660	$1,692	$12,005	$61,336	$75,033
Liabilities:
Defined maturity deposits	$6,613	$—	$6,591	$—	$6,591
Trading liabilities (a)	550	—	550	—	550
Short-term financial liabilities:
Federal funds purchased	259	—	259	—	259
Securities sold under agreements to repurchase	2,096	—	2,096	—	2,096
Other short-term borrowings	1,045	—	1,045	—	1,045
Total short-term financial liabilities	3,400	—	3,400	—	3,400
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—new market tax credit investments	74	—	—	70	70
Secured borrowings	37	—	—	37	37
Junior subordinated debentures	151	—	—	142	142
Other long-term borrowings	886	—	866	—	866
Total term borrowings	1,195	—	866	296	1,162
Derivative liabilities (a)	671	6	650	15	671
Total liabilities	$12,429	$6	$12,057	$311	$12,374

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $51 million and FRB stock of $203 million.

71	3Q25 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2025 and December 31, 2024.

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Unfunded Commitments:
Loan commitments	$21,551	$20,992	$1	$1
Standby and other commitments	788	753	11	9

72	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

73	3Q25 FORM 10-Q REPORT

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
At September 30, 2025, FHN had over 450 business locations in 24 states, including over 400 banking centers in 12 states, and employed approximately 7,300 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2024 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
On August 1, 2025, FHN redeemed all outstanding shares of its Series B Preferred Stock with a carrying value of $77 million. Prior to the redemption, the Series B Preferred Stock qualified as Tier 1 capital. For more information, see Note 7 — Preferred Stock in the Consolidated Financial Statements in Part I, Item 1 of this report.
Financial Performance Summary
Third Quarter 2025 Highlights
FHN reported third quarter 2025 net income available to common shareholders of $254 million, or $0.50 per diluted share, compared to $233 million, or $0.45 per diluted share, in second quarter 2025 and $213 million, or $0.40 per diluted share, in third quarter 2024.
Net interest income of $674 million increased $33 million compared to second quarter 2025, driven by average balance growth in higher yielding assets and cash basis income, as well as increased accretion of $12 million related to the Main Street Lending Program. Net interest income increased $47 million compared to third quarter 2024, largely driven by increased accretion of $15 million related to the Main Street Lending Program, lower interest-bearing deposit costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields.
Provision for credit losses was a credit of $5 million for third quarter 2025 compared to an expense of $30 million for second quarter 2025 and an expense of $35 million for third quarter 2024. Net charge-offs were $26 million, or 17 basis points, compared to $34 million, or 22 basis points, in second quarter 2025, and $24 million, or 15 basis points, in third quarter 2024.
Noninterest income of $215 million increased $26 million compared to second quarter 2025, largely driven by improvement in the counter-cyclical businesses, as fixed income revenues increased $15 million and mortgage banking revenues increased $5 million. Noninterest income for third quarter 2025 increased $15 million, compared to third quarter 2024, largely driven by higher fixed income revenues of $10 million and higher mortgage banking revenues of $6 million.
Noninterest expense of $550 million increased $59 million from second quarter 2025, largely reflecting a $20 million contribution to the First Horizon Foundation, $10 million in Visa derivative valuation expense, and increases in outside services and incentive-based compensation expense. Compared with third quarter 2024, noninterest expense increased $39 million, largely driven by a $20 million contribution to the First Horizon Foundation and higher personnel expense of $14 million.
Year-to-Date and Period End Highlights
For the nine months ended September 30, 2025, net income available to common shareholders was $699 million, or $1.36 per diluted share, compared to $581 million, or $1.06 per diluted share, for the nine months ended September 30, 2024.
Net interest income increased $65 million, largely driven by lower funding costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields. Interest income and net interest margin also benefited from increased accretion of $18 million related to the Main Street Lending Program.
Provision for credit losses of $65 million decreased $75 million for the year-to-date period of 2025 compared to the same period of 2024. Net charge-offs of $89 million declined $9 million for the year-to-date period of 2025 compared to the same period of 2024. Nonperforming loans of $605 million increased $3 million from December 31, 2024 as increases in C&I and consumer real estate were partially offset by a reduction in CRE. The ACL to

74	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

total loans and leases ratio decreased 5 basis points to 1.38% as of September 30, 2025 compared to December 31, 2024, largely driven by economic scenario weighting changes, lower specific reserves and lower CRE loan balances.
Noninterest income for the year-to-date period increased $4 million, or 1%, largely from higher fixed income and mortgage banking revenues, partially offset by lower deposit transactions and cash management fees.
Noninterest expense for the year-to-date period increased $2 million as increases in contributions, computer software and net occupancy expenses were offset by declines in deposit insurance, contract employment and outsourcing, and other expenses.
Period-end loans and leases of $63.1 billion increased $493 million, or 1%, from December 31, 2024. Commercial loans increased $227 million, driven by an increase of $973 million in the C&I portfolio, partially offset by a $746 million decline in the CRE portfolio. Growth in loans to mortgage companies contributed $455 million of the increase in the C&I portfolio. Consumer loan growth was $266 million for the year-to-date period.
Period-end deposits were $65.5 billion compared to $65.6 billion as of December 31, 2024, as interest-bearing deposits decreased $58 million and noninterest-bearing deposits increased $2 million.
The Common Equity Tier 1 ratio was 10.96% at September 30, 2025 compared to 11.20% at December 31, 2024. Tier 1 risk-based capital and total risk-based capital ratios at September 30, 2025 were 11.86% and 13.77%, compared to 12.22% and 14.25% at December 31, 2024.

Table I.2.1
KEY PERFORMANCE INDICATORS

	As of or for the three months ended			As of or for the nine months ended
(Dollars in millions, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pre-provision net revenue (a)	$339	$339	$316	$1,002	$935
Diluted earnings per common share	$0.50	$0.45	$0.40	$1.36	$1.06
Return on average assets (b)	1.29%	1.20%	1.08%	1.20%	1.02%
Return on average common equity (c)	11.74%	11.14%	10.10%	11.07%	9.28%
Return on average tangible common equity (a) (d)	14.49%	13.85%	12.60%	13.73%	11.62%
Net interest margin (e)	3.55%	3.40%	3.31%	3.46%	3.35%
Noninterest income to total revenue (f)	24.16%	22.73%	24.06%	23.09%	23.52%
Efficiency ratio (g)	61.92%	59.20%	61.89%	60.43%	62.08%
Allowance for loan and lease losses to total loans and leases	1.23%	1.29%	1.32%	1.23%	1.32%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.17%	0.22%	0.15%	0.19%	0.21%
Total period-end equity to period-end assets	11.11%	11.28%	11.27%	11.11%	11.27%
Tangible common equity to tangible assets (a)	8.55%	8.58%	8.56%	8.55%	8.56%
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.45
Book value per common share	$17.19	$16.78	$16.15	$17.19	$16.15
Tangible book value per common share (a)	$13.94	$13.57	$13.02	$13.94	$13.02
Common equity Tier 1	10.96%	10.99%	11.23%	10.96%	11.23%
Market capitalization	$11,313	$10,787	$8,265	$11,313	$8,265
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

The following portions of this MD&A focus in more detail on the results of operations for the three and nine months ended September 30, 2025, the three months ended June 30, 2025, and the three and nine months ended September 30, 2024 and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital and other matters.

75	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Results of Operations
Net Interest Income
Net interest income is FHN's largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on average interest-earning assets and the effective cost of interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates.
The following tables present the major components of net interest income and net interest margin.

76	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,784	$767	6.37%	$47,704	$738	6.21%	$47,758	$813	6.78%
Consumer loans	15,003	191	5.07	14,847	186	4.99	14,655	186	5.05
Total loans and leases	62,787	958	6.06	62,551	924	5.92	62,413	999	6.37
Loans held for sale	454	8	6.86	502	8	6.76	491	10	7.77
Investment securities	9,321	72	3.09	9,330	71	3.06	9,400	61	2.58
Trading securities	1,625	23	5.81	1,609	23	5.72	1,469	22	6.05
Federal funds sold	9	—	4.86	8	—	4.88	24	—	5.63
Securities purchased under agreements to resell	564	6	4.19	628	7	4.23	583	8	5.22
Interest-bearing deposits with banks	1,272	14	4.41	1,259	14	4.45	1,741	23	5.40
Total earning assets / Total interest income	$76,032	$1,081	5.65%	$75,887	$1,047	5.53%	$76,121	$1,123	5.88%
Cash and due from banks	860			864			905
Goodwill and other intangible assets, net	1,628			1,638			1,669
Premises and equipment, net	556			565			578
Allowance for loan and lease losses	(809)			(828)			(827)
Other assets	3,782			3,832			3,920
Total assets	$82,049			$81,958			$82,366

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$26,326	$184	2.78%	$25,899	$177	2.73%	$26,062	$225	3.43%
Other interest-bearing deposits	16,866	103	2.41	16,362	96	2.36	15,923	114	2.85
Time deposits	6,871	64	3.71	6,630	64	3.88	8,167	95	4.63
Total interest-bearing deposits	50,063	351	2.78	48,891	337	2.76	50,152	434	3.44
Federal funds purchased	726	8	4.44	893	10	4.50	423	6	5.46
Securities sold under agreements to repurchase	1,905	15	3.17	1,799	14	3.16	1,708	17	3.89
Trading liabilities	549	5	3.93	613	6	4.07	576	6	4.13
Other short-term borrowings	387	4	4.39	1,208	13	4.47	884	12	5.52
Term borrowings	1,335	20	5.82	1,556	22	5.60	1,188	17	5.64
Total interest-bearing liabilities / Total interest expense	$54,965	$403	2.91%	$54,960	$402	2.94%	$54,931	$492	3.56%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,862			15,851			16,111
Other liabilities	1,998			2,050			2,196
Total liabilities	72,825			72,861			73,238

Shareholders' equity	8,929			8,802			8,833
Noncontrolling interest	295			295			295
Total shareholders' equity	9,224			9,097			9,128
Total liabilities and shareholders' equity	$82,049			$81,958			$82,366

Net earning assets / Net interest income (TE) / Net interest spread	$21,067	$678	2.74%	$20,927	$645	2.59%	$21,190	$631	2.32%
Taxable equivalent adjustment		(4)	0.81		(4)	0.81		(4)	0.99
Net interest income / Net interest margin (a)		$674	3.55%		$641	3.40%		$627	3.31%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

77	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Third Quarter 2025 versus Second Quarter 2025
Net interest income of $674 million in third quarter 2025 increased $33 million from second quarter 2025, and the net interest margin increased 15 basis points to 3.55%. Interest income and net interest margin benefited from increased accretion of $12 million related to the Main Street Lending Program. In addition, loan yields improved due to average balance growth in higher yielding portfolios and cash basis income. Loan yield increased 14 basis points, and the cost of interest-bearing deposits increased 2 basis points.
Average earning assets of $76.0 billion in third quarter 2025 increased $145 million from second quarter 2025, largely driven by a $236 million increase in average loans and leases. Average interest-bearing liabilities increased $5 million, reflecting a $1.2 billion increase in average interest-bearing deposits, partially offset by a $946 million decrease in average short-term borrowings and a $221 million decrease in average term borrowings.

Third Quarter 2025 versus Third Quarter 2024
Net interest income increased $47 million from third quarter 2024 and the net interest margin increased 24 basis points to 3.55% in third quarter 2025. Interest income and net interest margin benefited from increased accretion of $15 million related to the Main Street Lending Program. Increases were also largely driven by lower interest-bearing deposit costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields. Yields on earning assets decreased 23 basis points while funding costs decreased 65 basis points.
Average earning assets decreased $89 million from third quarter 2024, largely driven by a $469 million decrease in average interest-bearing deposits with banks, partially offset by a $374 million increase in average loans and leases. Average interest-bearing liabilities increased $34 million, driven by a $147 million increase in average term borrowings, partially offset by a $89 million decrease in average interest-bearing deposits and a $24 million decrease in average short-term borrowings.

78	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$47,483	$2,221	6.25%	$47,335	$2,395	6.76%
Consumer loans	14,849	558	5.01	14,532	537	4.92
Total loans and leases	62,332	2,779	5.96	61,867	2,932	6.33
Loans held for sale	491	26	6.91	469	27	7.69
Investment securities	9,287	213	3.06	9,417	181	2.57
Trading securities	1,559	66	5.70	1,361	64	6.26
Federal funds sold	8	—	4.88	50	2	5.63
Securities purchased under agreements to resell	633	20	4.22	558	22	5.21
Interest-bearing deposits with banks	1,265	42	4.43	1,661	68	5.44
Total earning assets / Total interest income	$75,575	$3,146	5.56%	$75,383	$3,296	5.84%
Cash and due from banks	870			919
Goodwill and other intangible assets, net	1,638			1,680
Premises and equipment, net	564			583
Allowance for loan and lease losses	(821)			(809)
Other assets	3,835			4,023
Total assets	$81,661			$81,779

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$26,256	$535	2.73%	$25,640	$639	3.33%
Other interest-bearing deposits	16,444	291	2.36	16,379	350	2.86
Time deposits	6,612	191	3.86	7,163	242	4.51
Total interest-bearing deposits	49,312	1,017	2.76	49,182	1,231	3.34
Federal funds purchased	728	24	4.47	431	18	5.50
Securities sold under agreements to repurchase	1,873	45	3.17	1,687	50	3.96
Trading liabilities	617	19	4.11	548	18	4.30
Other short-term borrowings	758	25	4.43	896	36	5.48
Term borrowings	1,408	59	5.61	1,171	50	5.67
Total interest-bearing liabilities / Total interest expense	$54,696	$1,189	2.91%	$53,915	$1,403	3.48%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,750			16,355
Other liabilities	2,071			2,400
Total liabilities	72,517			72,670

Shareholders' equity	8,849			8,814
Noncontrolling interest	295			295
Total shareholders' equity	9,144			9,109
Total liabilities and shareholders' equity	$81,661			$81,779

Net earning assets / Net interest income (TE) / Net interest spread	$20,879	$1,957	2.65%	$21,468	$1,893	2.36%
Taxable equivalent adjustment		(11)	0.81		(12)	0.99
Net interest income / Net interest margin (a)		$1,946	3.46%		$1,881	3.35%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

79	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the nine months ended September 30, 2025, net interest income of $1.9 billion increased $65 million from the same period one year ago, largely driven by lower funding costs and the impact of the investment portfolio repositioning in fourth quarter 2024, partially offset by lower loan yields. Interest income and net interest margin also benefited from increased accretion of $18 million related to the Main Street Lending Program.
Total average earning assets increased $192 million for the nine months ended September 30, 2025 compared to the same period in 2024, largely driven by average loan growth of $465 million and higher average trading securities balances of $198 million, partially offset by declines of $396 million in interest-bearing cash and $130 million in investment securities.
The year-to-date net interest margin of 3.46% increased 11 basis points compared to 3.35% for the same period of 2024 as improvements in the rate paid on interest-bearing deposits and yields on the investment portfolio were partially offset by lower loan yields. The cost of interest-bearing liabilities decreased 57 basis points and earning asset yields decreased 28 basis points.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented.
Table I.2.4
NONINTEREST INCOME

	Three Months Ended			3Q25 vs. 2Q25		3Q25 vs. 3Q24
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2024	$ Change	% Change	$ Change	% Change
Noninterest income:
Fixed income	$57	$42	$47	$15	36%	$10	21%
Deposit transactions and cash management	43	41	45	2	5	(2)	(4)
Brokerage, management fees and commissions	26	26	27	—	—	(1)	(4)
Card and digital banking fees	19	19	19	—	—	—	—
Mortgage banking income	15	10	9	5	50	6	67
Other service charges and fees	14	14	13	—	—	1	8
Trust services and investment management	13	13	12	—	—	1	8
Securities gains (losses), net	—	—	1	—	—	(1)	(100)
Other income	28	24	27	4	17	1	4
Total noninterest income	$215	$189	$200	$26	14%	$15	8%

Third Quarter 2025 versus Second Quarter 2025
Noninterest income of $215 million increased $26 million, or 14%, compared to the prior quarter.
Fixed income of $57 million increased $15 million from the prior quarter as average daily revenue improved 40% to $771 thousand, reflecting more favorable market conditions.
Mortgage banking income of $15 million increased $5 million, largely driven by a $5 million pre-tax gain from a sale of mortgage servicing rights during the quarter.
Other income increased $4 million, in line with normal quarterly fluctuations.
Third Quarter 2025 versus Third Quarter 2024
Noninterest income for third quarter 2025 increased $15 million, or 8%, compared to third quarter 2024.
Fixed income of $57 million increased $10 million compared to third quarter 2024. Fixed income average daily revenue of $771 thousand increased $178 thousand, or 30%, compared to the same quarter of 2024, reflecting more favorable market conditions.
Mortgage banking income of $15 million increased $6 million, largely driven by a $5 million pre-tax gain from a sale of mortgage servicing rights during the quarter.

80	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest income for the nine months ended September 30, 2025 and 2024.
Table I.2.5
NONINTEREST INCOME

	Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	$ Change	% Change
Noninterest income:
Fixed income	$149	$138	$11	8%
Deposit transactions and cash management	125	134	(9)	(7)
Brokerage, management fees and commissions	77	76	1	1
Card and digital banking fees	55	58	(3)	(5)
Other service charges and fees	40	40	—	—
Trust services and investment management	38	36	2	6
Mortgage banking income	33	28	5	18
Securities gains (losses), net	1	2	(1)	(50)
Other income	67	69	(2)	(3)
Total noninterest income	$585	$581	$4	1%

For the nine months ended September 30, 2025, noninterest income of $585 million increased $4 million, or 1%, compared to the same period of 2024.
Fixed income increased $11 million for the nine months ended September 30, 2025, compared to the same period of 2024. Fixed income product revenue of $119 million increased $6 million largely driven by more favorable market conditions. Revenue from other products of $30 million increased $5 million primarily driven by increases in revenues from loan sales.
Deposit transactions and cash management fees decreased $9 million, largely attributable to lower overdraft fees.
Mortgage banking income of $33 million increased $5 million, largely driven by a $5 million pre-tax gain from a sale of mortgage servicing rights during the third quarter.

81	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented.

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended			3Q25 vs. 2Q25		3Q25 vs. 3Q24
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2024	$ Change	% Change	$ Change	% Change
Noninterest expense:
Personnel expense	$296	$282	$282	$14	5%	$14	5%
Net occupancy expense	36	34	33	2	6	3	9
Computer software	34	34	30	—	—	4	13
Operations services	24	23	25	1	4	(1)	(4)
Legal and professional fees	24	17	15	7	41	9	60
Contributions	23	1	4	22	NM	19	475
Advertising and public relations	12	14	14	(2)	(14)	(2)	(14)
Deposit insurance expense	11	12	11	(1)	(8)	—	—
Contract employment and outsourcing	11	8	12	3	38	(1)	(8)
Equipment expense	10	11	10	(1)	(9)	—	—
Amortization of intangible assets	9	10	11	(1)	(10)	(2)	(18)
Communications and delivery	8	8	8	—	—	—	—
Other expense	52	37	56	15	41	(4)	(7)
Total noninterest expense	$550	$491	$511	$59	12%	$39	8%

NM - Not meaningful
Third Quarter 2025 versus Second Quarter 2025
Noninterest expense of $550 million increased $59 million, or 12%, compared to the prior quarter.
Personnel expense of $296 million increased $14 million from the prior quarter, largely reflecting higher incentive-based compensation expense of $6 million and higher deferred compensation expense of $5 million. The increase in incentive-based compensation was driven by higher variable compensation within the fixed income business. The increase in deferred compensation expense reflects the impact of a $4 million expense credit in the second quarter for an accrual release related to a business unit divested over a decade ago.
Legal and professional fees and contract employment and outsourcing increased $7 million and $3 million, respectively, largely reflecting project expenses in technology and risk.
Contributions expense increased $22 million, largely driven by a $20 million contribution to the First Horizon Foundation in the third quarter.
Advertising and public relations expense decreased $2 million compared to the prior quarter, largely from seasonal declines in advertising campaign costs.
Other expense increased $15 million, largely attributable to $10 million in Visa derivative valuation expense in the third quarter.
Third Quarter 2025 versus Third Quarter 2024
Noninterest expense of $550 million increased $39 million, or 8%, compared to third quarter 2024.
Personnel expense increased $14 million compared to third quarter 2024, largely reflecting higher salaries and benefits of $10 million and higher incentive-based compensation expense of $3 million.
Computer software expense increased $4 million, largely attributable to increased spend related to technology projects.
Legal and professional fees increased $9 million, largely reflecting project expenses in technology and risk.
Contributions expense increased $19 million, largely driven by a $20 million contribution to the First Horizon Foundation during the third quarter of 2025.
The $4 million decline in other expense was largely attributable to lower Visa derivative valuation expense of $5 million when comparing the periods.

82	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest expense for the nine months ended September 30, 2025 and 2024.
Table I.2.7
NONINTEREST EXPENSE

	Nine Months Ended
(Dollars in millions)	September 30, 2025	September 30, 2024	$ Change	% Change
Noninterest expense:
Personnel expense	$856	$862	$(6)	(1)%
Net occupancy expense	105	95	10	11
Computer software	100	89	11	12
Operations services	71	69	2	3
Legal and professional fees	54	47	7	15
Deposit insurance expense	36	51	(15)	(29)
Advertising and public relations	36	37	(1)	(3)
Equipment expense	32	32	—	—
Amortization of intangible assets	29	33	(4)	(12)
Contract employment and outsourcing	27	40	(13)	(33)
Communications and delivery	25	24	1	4
Contributions	25	6	19	317
Other expense	133	142	(9)	(6)
Total noninterest expense	$1,529	$1,527	$2	—%

For the nine months ended September 30, 2025, noninterest expense increased $2 million compared to the same period of 2024.
Personnel expense of $856 million decreased $6 million, reflecting lower deferred compensation expense and incentive-based compensation expense, partially offset by higher salaries expense.
Net occupancy expense increased $10 million for the year-to-date period, largely attributable to increased spending tied to property management services as well as various other maintenance projects.
Computer software expense increased $11 million for the year-to-date period, largely from increased spending related to technology projects.
Legal and professional fees increased $7 million, largely reflecting project expenses in technology and risk.
Deposit insurance expense of $36 million decreased $15 million, largely attributable to lower FDIC special assessment expense.
Contract employment and outsourcing decreased $13 million, primarily due to expense reductions related to recently completed technology projects.
Contributions expense increased $19 million, largely driven by a $20 million contribution to the First Horizon Foundation in the third quarter of 2025.
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
Provision for credit losses was a $5 million credit for the third quarter 2025, compared to a $30 million expense for the second quarter 2025 and a $35 million expense for third quarter 2024. Net charge-offs in third quarter 2025 were $26 million, or 17 basis points, compared to $34 million, or 22 basis points, in the prior quarter, and $24 million, or 15 basis points, in third quarter 2024.
The ACL to total loans and leases ratio decreased 5 basis points from second quarter 2025 to 1.38%, largely driven by reductions in criticized and classified graded credits and favorable portfolio mix. For additional information about the allowance for credit losses and general asset quality trends, refer to the Asset Quality section in this MD&A.

83	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Income Taxes
FHN recorded income tax expense of $78 million in third quarter 2025, compared to $64 million in second quarter 2025 and $58 million in third quarter 2024. For the nine months ended September 30, 2025 and 2024, FHN recorded income tax expense of $205 million and $171 million, respectively.
The effective tax rate was approximately 22.7%, 20.8%, and 20.6% for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively. The effective tax rate was approximately 21.8% and 21.5% for the nine months ended September 30, 2025 and 2024, respectively.
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
A deferred tax asset ("DTA") or deferred tax liability ("DTL") is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of September 30, 2025, FHN’s gross DTA and gross DTL were $637 million and $552 million, respectively, resulting in a net DTA of $85 million at September 30, 2025, compared with a net DTA of $227 million at December 31, 2024.
As of September 30, 2025, FHN had DTA balances related to federal and state income tax carryforwards of $25 million and $3 million, respectively, which will expire at various dates.
Based on current analysis, FHN believes that its ability to realize the net DTA is more likely than not. FHN monitors its net DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
Federal Tax Legislation
On July 4, 2025, federal legislation commonly referred to as the “One Big Beautiful Bill Act” was enacted, resulting in changes to U.S. federal income tax law. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and tax credits. FHN anticipates that the accelerated federal tax deductions for bonus depreciation and research or experimental expenditures will reduce its federal tax liability starting in 2025. Since these provisions solely reflect differences in timing for tax deductions they will not affect the recorded amounts of income tax expense. FHN does not expect a significant impact from provisions that sunset certain Section 48E Clean Electricity Tax Credits on its future financial results. FHN applies the deferral method to all Section 48E credits, resulting in offset of the credit amount against the related loan/lease and amortization of the credit to interest income over the life of the loan/lease, which typically have long durations. Provisions limiting the deductibility of annual corporate charitable deductions to amounts in excess of 1% of taxable income may affect the timing and amount of charitable donations.
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
Commercial, Consumer & Wealth
The Commercial, Consumer & Wealth segment generated pre-tax income of $410 million for third quarter 2025, an increase of $31 million compared to second quarter 2025. Net interest income of $660 million increased $27 million, driven in part by the benefit of increased accretion of $12 million related to the Main Street Lending Program. Provision for credit losses of $2 million decreased $11 million from the prior quarter. Noninterest income increased $4 million compared to the prior quarter, largely driven by increases in deposit transactions and cash management and trust services and investment management. Noninterest expense increased $11 million compared to second quarter 2025, largely due to increased personnel expense and higher marketing and technology expenses allocated to the Commercial, Consumer & Wealth segment compared to the previous quarter.
Pre-tax income for third quarter 2025 increased $51 million to $410 million, compared to $359 million for

84	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

third quarter 2024, driven by a $24 million increase in total revenue and a $40 million decrease in the provision for credit losses, partly offset by a $13 million increase in noninterest expense. Total revenue increased $24 million as net interest income increased $26 million and noninterest income decreased $2 million compared to third quarter 2024. The increase in net interest income was largely driven by lower rates paid on interest-bearing deposits. Noninterest expense increased $13 million compared to third quarter 2024, largely due to higher operations expenses and technology expenses allocated to the segment compared to the prior year.
Pre-tax income of $1.1 billion for the nine months ended September 30, 2025 increased $98 million compared to the same period of 2024, largely from a $91 million decrease in the provision for credit losses. Total revenue increased $14 million, largely driven by a $19 million increase in net interest income. The increase in net interest income was largely driven by improvement in the cost of interest-bearing deposits. Noninterest expense increased $7 million, largely attributable to higher operations and marketing expenses allocated to the segment in the current year, partially offset by lower other expenses.
Wholesale
Pre-tax income in the Wholesale segment of $51 million for third quarter 2025 increased $22 million compared to second quarter 2025, reflecting a $22 million increase in revenue and a $7 million decrease in the provision for credit losses, offset by a $7 million increase in noninterest expense.
The increase in revenue was primarily driven by a $20 million increase in noninterest income. Fixed income of $57 million increased $15 million from the prior quarter, as average daily revenue improved 40% reflecting more favorable market conditions. Mortgage banking income of $15 million increased $5 million compared to the prior quarter, largely driven by a $5 million pre-tax gain from a sale of mortgage servicing rights.
The increase in noninterest expense was largely attributable to higher personnel expense of $5 million tied to higher incentive-based compensation from the fixed income increase.
Pre-tax income in the Wholesale segment increased $11 million compared to third quarter 2024. Revenue increased $25 million, as net interest income increased $8 million and noninterest income increased $17 million compared to the same quarter of 2024. The increase in noninterest income was largely driven by a $10 million increase in fixed income and a $7 million increase in mortgage banking income. Provision for credit losses increased $6 million compared to third quarter 2024. Noninterest expense increased $8 million, largely driven by higher personnel expense tied to the increase in incentive-based compensation.
Pre-tax income of $111 million for the nine months ended September 30, 2025 increased $24 million from the same period of 2024, largely reflecting a $44 million increase in revenue partially offset by a $12 million increase in noninterest expense and an $8 million increase in the provision for credit losses. The increase in revenue was largely a result of higher net interest income of $29 million, largely driven by growth in loans to mortgage companies. Noninterest income also increased $15 million, driven by higher fixed income of $11 million and higher mortgage banking income of $6 million. The increase in noninterest expense was largely attributable to higher personnel expense tied to the increase in incentive-based compensation from the improvement in fixed income.
Corporate
Pre-tax loss for the Corporate segment was $117 million for third quarter 2025 compared to $99 million for second quarter 2025. The higher pre-tax loss for third quarter 2025 largely reflected a $41 million increase in noninterest expense, partially offset by a $17 million decrease in the provision for credit losses and a $4 million decrease in net interest expense compared to second quarter 2025. The increase in noninterest expense was largely attributable to a $20 million contribution to the First Horizon Foundation and $10 million in Visa derivative valuation expense.
Pre-tax loss for the Corporate segment was $117 million for third quarter 2025 compared to $118 million for third quarter 2024, largely reflecting a $13 million decrease in net interest expense, a $18 million increase in noninterest expense, and a $6 million decrease in the provision for credit losses. The increase in noninterest expense was largely attributable to a $20 million contribution to the First Horizon Foundation in third quarter 2025.
Pre-tax loss of $315 million for the nine months ended September 30, 2025 compared to $335 million for the same period of 2024. The decrease in loss was driven by lower noninterest expense of $17 million and lower net interest expense of $17 million, partially offset by an increase in provision for credit losses of $8 million. The decline in noninterest expense was largely attributable to an FDIC special assessment of $12 million in the prior year, lower contract employment and outsourcing expense of $13 million, and $10 million in restructuring costs incurred during the prior year, partially offset by a $20 million contribution to the First Horizon Foundation in the current year. The increase in revenue was driven by higher net interest income of $17 million offset by lower noninterest income of $6 million.

85	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition

Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.

Loans and Leases
Period-end loans and leases of $63.1 billion as of September 30, 2025 increased $493 million, or 1%, compared to December 31, 2024. Commercial loans and leases increased $227 million, driven by growth in loans to mortgage companies and other C&I loans, partially offset by a decrease in commercial real estate loans. Consumer loans increased $266 million, primarily from growth in real estate installment loans, partially offset by declines in consumer construction and other consumer loans.
The following table provides details regarding FHN's loans and leases as of September 30, 2025 and December 31, 2024.

Table I.2.8
LOANS & LEASES

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$34,401	54%	$33,428	53%	3%
Commercial real estate	13,675	22	14,421	23	(5)
Total commercial	48,076	76	47,849	76	—
Consumer:
Consumer real estate	14,403	23	14,047	23	3
Credit card and other	579	1	669	1	(13)
Total consumer	14,982	24	14,716	24	2
Total loans and leases	$63,058	100%	$62,565	100%	1%

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
On September 30, 2025 and December 31, 2024, loans HFS were $501 million and $551 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million and $1 million as of September 30, 2025 and December 31, 2024, respectively.
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

86	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN had a concentration of residential real estate loans of 23% of total loans as of both September 30, 2025 and December 31, 2024. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended
December 31, 2024 in the Asset Quality section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2025 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2024.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 54% and 53% of the total portfolio as of September 30, 2025 and December 31, 2024, respectively. The C&I portfolio is comprised of loans and leases used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit. Total C&I loans and leases increased $973 million to $34.4 billion as of September 30, 2025, compared to December 31, 2024, which included growth in loans to mortgage companies of $455 million. The largest geographical concentrations of balances in the C&I portfolio as of September 30, 2025 were in Tennessee (20%), Florida (12%), Texas (11%), North Carolina (6%), California (6%), and Louisiana (6%). No other state represented more than 5% of the portfolio. This mix was generally consistent with December 31, 2024.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2025 and December 31, 2024. For purposes of this disclosure, industries are determined based on the North American Industry Classification System (NAICS) industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Real estate and rental and leasing (a)	$4,030	12%	$3,888	12%
Loans to mortgage companies	3,926	11	3,471	10
Finance and insurance	3,894	11	3,666	11
Health care and social assistance	2,570	8	2,576	8
Wholesale trade	2,534	7	2,433	7
Accommodation and food service	2,293	7	2,198	7
Manufacturing	2,278	7	2,312	7
Retail trade	1,839	5	1,756	5
Transportation and warehousing	1,702	5	1,616	5
Other (entertainment, utilities, energy, etc.) (b)	9,335	27	9,512	28
Total C&I loan portfolio	$34,401	100%	$33,428	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Each industry in this category makes up less than 5% of the total.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to borrowers in the finance and insurance industry and loans to mortgage companies were 22% of FHN’s C&I loan portfolio as of September 30, 2025 and 21% as of December 31, 2024, and as a result could be affected by events that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 12% of FHN's C&I portfolio as of both September 30, 2025 and December 31, 2024. As of September 30, 2025, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 12% of FHN's C&I portfolio as of both September 30, 2025 and December 31, 2024. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad

87	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Loans to Mortgage Companies
Loans to mortgage companies were 11% and 10% of the C&I portfolio as of September 30, 2025 and December 31, 2024, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower’s sale of those mortgage loans to third-party investors. These are typically structured as short-duration lines of credit that are subject to extension or renewal. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In third quarter 2025, 76% of the loan originations were home purchases and 24% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 11% of the C&I portfolio as of both September 30, 2025 and December 31, 2024, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-
based lending to consumer finance companies. As of September 30, 2025, asset-based lending to consumer finance companies represented approximately $1.6 billion of the finance and insurance component.

Commercial Real Estate
The CRE portfolio decreased to $13.7 billion as of September 30, 2025 compared to $14.4 billion as of December 31, 2024, largely attributable to paydowns as stabilized projects moved to permanent markets. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on credit lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE loan balances as of September 30, 2025 were in Florida (26%), Texas (13%), North Carolina (13%), Georgia (9%), Tennessee (8%), and Louisiana (8%). No other state represented more than 5% of the portfolio. The mix was generally consistent with December 31, 2024.
The following table represents subcategories of CRE loans by property type.
Table I.2.10
CRE PORTFOLIO BY PROPERTY TYPE

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,600	34%	$5,122	36%
Office	2,625	19	2,785	19
Retail	2,225	16	2,167	15
Industrial	2,093	15	2,130	15
Hospitality	1,236	9	1,332	9
Other CRE (a)	896	7	885	6
Total CRE loan portfolio	$13,675	100%	$14,421	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily composed of home equity lines and installment loans. This portfolio totaled $14.4 billion and $14.0 billion as of September 30, 2025 and December 31, 2024, respectively. The largest geographical concentrations of balances as of September 30, 2025 were in Florida (29%), Tennessee (21%), Texas (12%), Louisiana (8%), North Carolina (7%), and Georgia (6%). No other state represented more than
5% of the portfolio. The mix was generally consistent with December 31, 2024.
As of September 30, 2025, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759, and the refreshed FICO scores averaged 780 as of September 30, 2025, compared to FICO scores of 759 and 756 as of December 31, 2024. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.

88	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

As of both September 30, 2025 and December 31, 2024, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $26 million that were in the process of foreclosure.
HELOCs comprised $2.1 billion of the consumer real estate portfolio as of both September 30, 2025 and December 31, 2024. FHN’s HELOCs typically have a 5- or 10-year draw period followed by a 10- or 20-year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is frozen if a borrower becomes past due on payments. Once the draw period has ended, the line is closed and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the prime rate.
As of September 30, 2025, approximately 95% of FHN's HELOCs were in the draw period, which was consistent with December 31, 2024. It is expected that $609 million, or 30%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.11
HELOC DRAW TO REPAYMENT SCHEDULE

	September 30, 2025		December 31, 2024
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$80	4%	$79	4%
13-24	106	5	90	5
25-36	135	7	134	7
37-48	128	6	147	7
49-60	159	8	148	7
>60	1,438	70	1,404	70
Total	$2,046	100%	$2,002	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $579 million as of September 30, 2025 and $669 million as of December 31, 2024. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $90 million decrease was primarily driven by net repayments in the overall portfolio.

89	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
The ALLL totaled $777 million as of September 30, 2025 compared to $815 million as of December 31, 2024. The decline in the ALLL balance as of September 30, 2025 was largely driven by economic scenario weighting changes, lower specific reserves and lower CRE loan balances. The ALLL to total loans and leases ratio decreased 7 basis points to 1.23% as of September 30, 2025 compared to 1.30% as of December 31, 2024. The ACL to total loans and leases ratio was 1.38% and 1.43% as of September 30, 2025 and December 31, 2024, respectively.
Consolidated Net Charge-offs
Net charge-offs in third quarter 2025 were $26 million, or an annualized 17 basis points of total loans and leases, compared to net charge-offs of $13 million, or 8 basis points, in fourth quarter 2024, and $24 million, or 15 basis points, in third quarter 2024.

90	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Allowance for loan and lease losses
C&I	$334	$345	$352
CRE	204	227	218
Consumer real estate	219	221	230
Credit card and other	20	22	23
Total allowance for loan and lease losses	$777	$815	$823

Reserve for remaining unfunded commitments
C&I	$74	$57	$55
CRE	10	11	8
Consumer real estate	9	11	12
Total reserve for remaining unfunded commitments	$93	$79	$75

Allowance for credit losses
C&I	$408	$402	$407
CRE	214	238	226
Consumer real estate	228	232	242
Credit card and other	20	22	23
Total allowance for credit losses	$870	$894	$898

Period-end loan and leases
C&I	$34,401	$33,428	$33,092
CRE	13,675	14,421	14,705
Consumer real estate	14,403	14,047	13,961
Credit card and other	579	669	687
Total period-end loans and leases	$63,058	$62,565	$62,445

ALLL / loans and leases %
C&I	0.97%	1.03%	1.06%
CRE	1.49	1.57	1.48
Consumer real estate	1.52	1.57	1.65
Credit card and other	3.42	3.28	3.39
Total ALLL / loans and leases %	1.23%	1.30%	1.32%

ACL / loans and leases %
C&I	1.18%	1.20%	1.23%
CRE	1.57	1.65	1.54
Consumer real estate	1.58	1.65	1.73
Credit card and other	3.42	3.28	3.39
Total ACL / loans and leases %	1.38%	1.43%	1.44%

Quarter-to-date net charge-offs (recoveries)
C&I	$19	$1	$8
CRE	3	9	14
Consumer real estate	(1)	(2)	(2)
Credit card and other	5	5	4
Total net charge-offs (recoveries)	$26	$13	$24

91	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Average loans and leases
C&I	$34,011	$33,108	$33,074
CRE	13,773	14,601	14,684
Consumer real estate	14,409	14,008	13,935
Credit card and other	594	701	720
Total average loans and leases	$62,787	$62,418	$62,413

Charge-off % (annualized)
C&I	0.22%	0.01%	0.10%
CRE	0.09	0.25	0.39
Consumer real estate	(0.02)	(0.05)	(0.05)
Credit card and other	3.54	2.78	1.92
Total charge-off %	0.17%	0.08%	0.15%

ALLL / annualized net charge-offs
C&I	452%	9,402%	1,090%
CRE	1,608	624	378
Consumer real estate	NM	NM	NM
Credit card and other	94	113	169
Total ALLL / net charge-offs	739%	1,539%	856%

NM - not meaningful

Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis) if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccrual are loans for which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and leases and OREO.
Total NPAs (including NPLs HFS) increased to $621 million as of September 30, 2025 from $608 million as of
December 31, 2024. Nonperforming loans and leases (excluding HFS) increased $3 million, largely driven by an increase in nonaccrual C&I and consumer real estate loans, partially offset by a decline in nonaccrual CRE loans. The increase in nonaccrual C&I loans was largely driven by loans in the finance and insurance industry and the wholesale trade industry, partially offset by loans in the construction industry. These portfolios continue to maintain strong underwriting and client selection. The vast majority of NPLs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio remained steady at 0.96% as of both September 30, 2025 and December 31, 2024.

92	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.13
NONPERFORMING ASSETS

(Dollars in millions)
Nonperforming loans and leases	September 30, 2025	December 31, 2024
C&I	$211	$173
CRE	254	294
Consumer real estate	139	133
Credit card and other	1	2
Total nonperforming loans and leases (a)	$605	$602

Nonperforming loans held for sale (a)	$9	$3
Foreclosed real estate and other assets	7	3
Total nonperforming assets (a)	$621	$608

Nonperforming loans and leases to total loans and leases (b)
C&I	0.61%	0.52%
CRE	1.86	2.04
Consumer real estate	0.96	0.95
Credit card and other	0.25	0.23
Total NPL %	0.96%	0.96%

ALLL / NPLs (b)
C&I	158%	199%
CRE	80	77
Consumer real estate	158	167
Credit card and other	1,380	1,438
Total ALLL / NPLs	128%	136%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.

93	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment.

Table I.2.14
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	September 30, 2025	December 31, 2024
Commercial, Consumer & Wealth	$586	$572
Wholesale	10	12
Corporate	9	18
Consolidated	$605	$602
Foreclosed real estate
Commercial, Consumer & Wealth	$3	$1
Wholesale	3	1
Corporate	1	1
Consolidated	$7	$3
Nonperforming Assets (a) (b)
Commercial, Consumer & Wealth	$589	$573
Wholesale	13	13
Corporate	10	19
Consolidated	$612	$605
Nonperforming loans and leases to loans and leases (b)
Commercial, Consumer & Wealth	1.04%	1.01%
Wholesale	0.16	0.20
Corporate	1.73	5.46
Consolidated	0.96%	0.96%
NPA % (b) (c)
Commercial, Consumer & Wealth	1.05%	1.02%
Wholesale	0.20	0.23
Corporate	1.86	5.65
Consolidated	0.97%	0.97%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments but which have not yet been put on nonaccrual status.
Loans 90 days or more past due and still accruing were $9 million as of September 30, 2025, compared to $21 million as of December 31, 2024. Loans 30 to 89 days past due and still accruing increased to $112 million as of September 30, 2025, compared to $89 million as of December 31, 2024, driven by increases in past due C&I and CRE loans, partially offset by a decrease in past due consumer real estate loans.

94	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due (a)	September 30, 2025	December 31, 2024
C&I	$59	$33
CRE	8	3
Consumer real estate	48	69
Credit card and other	6	5
Total accruing loans and leases 30+ days past due	$121	$110

Accruing loans and leases 30+ days past due % (a)
C&I	0.17%	0.10%
CRE	0.06	0.02
Consumer real estate	0.33	0.50
Credit card and other	1.02	0.79
Total accruing loans and leases 30+ days past due %	0.19%	0.18%

Accruing loans and leases 90+ days past due (a) (b) (c):
C&I	$1	$1
Consumer real estate	6	19
Credit card and other	2	1
Total accruing loans and leases 90+ days past due	$9	$21

Loans held for sale
30 to 89 days past due (b)	$4	$8
30 to 89 days past due - guaranteed portion (b) (d)	1	6
90+ days past due (b)	—	7
90+ days past due - guaranteed portion (b) (d)	—	4
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio totaled $2.0 billion as of September 30, 2025 compared to $1.9 billion as of December 31, 2024. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

95	3Q25 FORM 10-Q REPORT

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
Investment securities were $9.3 billion and $9.2 billion on September 30, 2025 and December 31, 2024, respectively, representing 11% of total assets for both periods. For more information about the securities portfolio, see Note 2 - Investment Securities to the Consolidated Financial Statements in Part I, Item 1 of this report.
Deposits
Total deposits were $65.5 billion as of September 30, 2025 compared to $65.6 billion as of December 31, 2024, as interest-bearing deposits decreased $58 million and noninterest-bearing deposits increased $2 million.

96	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At September 30, 2025, commercial deposits were $37.4 billion, or 57% of total deposits, and consumer deposits were $28.1 billion, or 43% of total deposits. At December 31, 2024, commercial deposits were $36.2 billion, or 55% of total deposits, and consumer deposits were $29.4 billion, or 45% of total deposits.
At September 30, 2025, 35% of deposits were associated with Tennessee, 17% with Florida, 12% with North Carolina, and 12% with Louisiana, with no other state above 10%. This mix remained consistent with December 31, 2024.
Total estimated uninsured deposits were $27.2 billion as of September 30, 2025 and $26.7 billion as of
December 31, 2024, representing 42% and 41% of total deposits, respectively. Of the uninsured deposits as of September 30, 2025, $4.5 billion, or 7% of total deposits, were collateralized. As of December 31, 2024, collateralized deposits were $4.7 billion, or 7% of total deposits.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this report for information on average deposits, including average rates paid.
The following table summarizes the major components of deposits as of September 30, 2025 and December 31, 2024.
Table I.2.16
DEPOSITS

	September 30, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$26,365	40%	$26,695	41%	$(330)	(1)%
Time deposits	6,201	10	6,613	10	(412)	(6)
Other interest-bearing deposits	16,936	26	16,252	25	684	4
Total interest-bearing deposits	49,502	76	49,560	76	(58)	—
Noninterest-bearing deposits	16,023	24	16,021	24	2	—
Total deposits	$65,525	100%	$65,581	100%	$(56)	—%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings increased to $4.9 billion as of September 30, 2025 compared to $4.0 billion as of December 31, 2024. Federal funds purchased and securities sold under agreements to repurchase increased $321 million. Trading liabilities increased $111 million and other short-term borrowings increased $551 million, primarily reflecting a $780 million increase in FHLB borrowings.
Short-term borrowings balances fluctuate largely based on the level of FHLB borrowing as a result of loan demand, deposit levels, and balance sheet funding strategies.
Trading liabilities fluctuate based on various factors, including levels of trading securities and hedging strategies. The amount of federal funds purchased fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. Balances of securities sold under agreements to repurchase fluctuate based on cost attractiveness relative to FHLB borrowing levels and the ability to pledge securities toward such transactions.
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings increased to $1.3 billion as of September 30, 2025 from $1.2 billion as of December 31, 2024. This increase primarily reflects the issuance of $500 million of senior notes during first quarter 2025, partially offset by the retirement of $350 million in senior notes during second quarter 2025.

97	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity was $9.2 billion and $9.1 billion at September 30, 2025 and December 31, 2024, respectively. Significant changes included net income of $732 million and an increase of $279 million in AOCI, offset by
$583 million in common stock repurchases, $252 million in common and preferred dividends, and $80 million from the Series B Preferred Stock redemption.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1, and Total Regulatory Capital, as well as certain selected capital ratios.
Table I.2.17
REGULATORY CAPITAL DATA

(Dollars in millions)	September 30, 2025	December 31, 2024
FHN shareholders’ equity	$8,949	$8,816
Modified CECL transitional amount (a)	—	28
FHN non-cumulative perpetual preferred stock	(349)	(426)
Common equity tier 1 before regulatory adjustments	$8,600	$8,418
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,555)	$(1,578)
Net unrealized (gains) losses on securities available for sale	557	782
Net unrealized (gains) losses on pension and other postretirement plans	246	252
Net unrealized (gains) losses on cash flow hedges	46	94
Disallowed deferred tax assets	—	(1)
Common equity tier 1	$7,894	$7,967
FHN non-cumulative perpetual preferred stock	349	426
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,538	$8,688
Tier 2 capital	1,379	1,442
Total regulatory capital	$9,917	$10,130
Risk-Weighted Assets
First Horizon Corporation	$72,008	$71,108
First Horizon Bank	71,119	70,418
Average Assets for Leverage
First Horizon Corporation	$81,552	$81,645
First Horizon Bank	80,587	80,791
Table I.2.18
REGULATORY RATIOS & AMOUNTS

	September 30, 2025		December 31, 2024
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.96%	$7,894	11.20%	$7,967
First Horizon Bank	11.38	8,093	11.12	7,834
Tier 1
First Horizon Corporation	11.86	8,538	12.22	8,688
First Horizon Bank	11.79	8,388	11.54	8,129
Total
First Horizon Corporation	13.77	9,917	14.25	10,130
First Horizon Bank	13.53	9,619	13.38	9,424
Tier 1 Leverage
First Horizon Corporation	10.47	8,538	10.64	8,688
First Horizon Bank	10.41	8,388	10.06	8,129
Other Capital Ratios
Total period-end equity to period-end assets	11.11		11.09
Tangible common equity to tangible assets (b)	8.55		8.37

98	3Q25 FORM 10-Q REPORT

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
The system categorizes a depository institution’s capital position into one of five categories ranging from well-capitalized to critically under-capitalized. For an institution to qualify as well-capitalized, Common Equity Tier 1, Tier 1 Capital, Total Capital, and Leverage capital ratios must be at least 6.50%, 8.00%, 10.00%, and 5.00%, respectively. Furthermore, a capital conservation buffer of 50 basis points above these levels must be maintained on the Common Equity Tier 1, Tier 1 Capital, and Total Capital ratios to avoid restrictions on dividends, share repurchases, and certain discretionary bonuses.
As of September 30, 2025, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For December 31, 2024, capital ratios for both FHN and First Horizon Bank were calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the risk-based regulatory capital and Tier 1 leverage ratios decreased at the end of third quarter 2025 relative to year-end 2024 primarily from the impact of common share repurchases and the Series B Preferred Stock redemption, partially offset by net income less dividends. For First Horizon Bank, the risk-based regulatory capital ratios increased from year-end 2024 largely from the impact of net income less dividends. The Tier 1 leverage ratio for First Horizon Bank increased from year-end 2024 largely from the impact of net income less dividends and a decrease in average assets.
For the remainder of 2025 and in 2026, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Common Stock Purchase Programs
FHN may purchase shares of its common stock from time to time, subject to legal and regulatory restrictions. FHN's Board has authorized the common stock purchase programs described below. FHN’s Board has not authorized a preferred stock purchase program.
October 2024 General Purchase Program
On October 29, 2024, FHN announced that its Board of Directors had approved a new $1.0 billion common share purchase program to replace the $650 million January 2024 program. The October 2024 program was scheduled to expire on January 31, 2026. Purchases under this program could be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases were at the discretion of senior management and were subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
As of September 30, 2025, $688 million in purchases had been made life-to-date under the October 2024 program at an average price per share of $20.84, or $20.82 excluding commissions. Program purchases made during the quarter ended September 30, 2025 are summarized in the following table.
Table I.2.19
COMMON STOCK PURCHASES—OCTOBER 2024 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2025
July 1 to July 31	1,150	$22.36	1,150	$476,195
August 1 to August 31	5,250	21.93	5,250	361,083
September 1 to September 30	2,188	22.50	2,188	311,872
Total	8,588	$22.13	8,588

99	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(a)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

October 2025 General Purchase Program
On October 27, 2025, FHN announced that its Board of Directors had approved a new $1.2 billion common share purchase program, effective immediately, to replace the October 2024 program discussed above. The new 2025 program is scheduled to expire on January 31, 2027. The October 2024 program discussed above, which had approximately $180 million of remaining authorization, was terminated effective the close of business on October 27, 2025. Purchases under the new program may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are at the discretion of senior management and are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
Stock Award Purchases
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended September 30, 2025 are summarized in the following table.
Table I.2.20
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2025
July 1 to July 31	0.9	$21.85	N/A	N/A
August 1 to August 31	8.4	21.68	N/A	N/A
September 1 to September 30	6.7	22.24	N/A	N/A
Total	16.0	$21.92	N/A

100	3Q25 FORM 10-Q REPORT

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.
Table I.2.21
VaR & SVaR MEASURES

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025			As of September 30, 2025
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$3	$2	$2	$3	$1	$3
SVaR	7	9	6	7	9	6	7
10-day
VaR	7	8	6	6	8	3	7
SVaR	38	47	33	36	47	28	38

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024			As of September 30, 2024
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$3	$4	$2	$3	$4	$2	$3
SVaR	8	9	7	7	9	4	8
10-day
VaR	10	12	7	9	12	6	8
SVaR	36	43	28	32	43	21	41

	Year Ended December 31, 2024			As of December 31, 2024
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$2
SVaR	7	9	4	6
10-day
VaR	8	12	4	4
SVaR	32	43	21	31

101	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table I.2.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of September 30, 2025		As of September 30, 2024		As of December 31, 2024
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$2	$4	$1	$2	$1	$2
Credit spread risk	1	2	1	1	—	1

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the three and nine months ended September 30, 2025 and year ended December 31, 2024, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

102	3Q25 FORM 10-Q REPORT

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
Based on a static balance sheet as of September 30, 2025, NII exposures over the next 12 months, assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points, are estimated to have variances as shown in the table below.
Table I.2.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(6.0)%
-100	(2.9)%
-50	(1.3)%
-25	(0.7)%
+25	0.6%
+50	1.1%
+100	2.0%
+200	3.7%
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
The yield curve was inverted for much of the second half of 2022, throughout 2023, and through the first eight months of 2024. After the initial September 2024 rate cut, the Federal Reserve implemented additional 25 basis point cuts in both November and December 2024. In both September and October 2025, there were further 25 basis point cuts. The market consensus anticipates one additional rate reduction over the remainder of this year, depending on inflation and economic conditions.
FHN continues to closely monitor economic developments and assess potential exposures.
For additional information, see Yield Curve within Market Uncertainties and Prospective Trends below.

103	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Liquidity Risk Management
Among other things, ALCO is responsible for liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy with the objective of ensuring that FHN meets its cash and collateral obligations promptly, in a cost-effective manner, and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels, and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Liquidity Policy establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, robust stress testing of assumptions and funds availability is periodically conducted. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of September 30, 2025, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at September 30, 2025.
Table I.2.24
AVAILABLE LIQUIDITY
as of September 30, 2025

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,141	$—	$1,141
FHLB	9,302	1,380	7,922
Discount Window	23,198	—	23,198
Unencumbered securities (b)	1,385	—	1,385
Total available liquidity			$33,646

(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b)Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 96% as of September 30, 2025 and 95% as of December 31, 2024.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. During first quarter 2025, FHN issued $500 million of Fixed Rate/Floating Rate Senior Notes. FHN retired $350 million in senior notes during second quarter 2025. As of September 30, 2025, FHN had outstanding $946 million in senior and subordinated unsecured debt and $349 million in non-cumulative perpetual preferred stock. FHN redeemed all outstanding shares of its Series B Non-Cumulative Perpetual Preferred Stock effective August 1, 2025. Refer to Note 7 — Preferred Stock for additional information. As of September 30, 2025, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $869 million as of October 1, 2025.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $115 million in first quarter 2025, $230 million in second quarter 2025, $200 million in third quarter 2025, and $460 million in fourth quarter 2025. Total common dividends of $1.1 billion were declared and paid to the parent company in 2024. First Horizon Bank declared and paid preferred dividends in the first three quarters of 2025 and in each quarter of 2024. Additionally, First Horizon Bank declared preferred dividends in fourth quarter 2025, payable in January 2026.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and

104	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
FHN paid a cash dividend of $0.15 per common share on October 1, 2025. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on October 10, 2025 and $165 per Series C preferred share on November 3, 2025. In addition, in October 2025, the Board approved cash dividends per share in the following amounts:
Table I.2.25
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.15	12/12/2025	01/02/2026
Preferred Stock
Series C	$165.00	01/16/2026	02/02/2026
Series E	$1,625.00	12/26/2025	01/12/2026
Series F	$1,175.00	12/26/2025	01/12/2026

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

105	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

from borrowers, and certain related exposures. The liability contemplates repurchase/make-whole and damages obligations and estimates for probable incurred losses associated with loan populations excluded from the settlements with the GSEs, as well as other whole loans sold, mortgage insurance cancellation rescissions, and loans included in bulk servicing sales effected prior to the settlements with the GSEs. FHN compares the estimated probable incurred losses determined under the applicable loss estimation approaches for the respective periods with current reserve levels. Changes in the estimated required liability levels are recorded as necessary through the repurchase and foreclosure provision. The total repurchase and foreclosure liability, which includes both the legacy pre-2009 business and the current mortgage business, was $14 million and $15 million as of September 30, 2025 and December 31, 2024, respectively.
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

Federal Reserve Policy, the Yield Curve, Recession, Fiscal & Trade Policy, Other Events
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
In both September and October of 2025, the Federal Reserve announced 25 basis point cuts in the Fed Funds rate, lowering the target range to 3.75% to 4.00%. In its statement announcing the October rate cut, the Federal Reserve noted that inflation has moved up since earlier in the year and remains elevated, but it cited downside risks to employment and uncertainty about the economic outlook as reasons for the cut. FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, or how those actions may affect economic or business conditions or financial markets.
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
Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduce FHN's revenues from its fixed income bond trading. Both of those impacts occurred over the last three calendar years, with fluctuations. During each of the first three quarters of 2025, net interest margin has consistently exceeded 2024 levels, as the yield curve has maintained its more typical upward slope, while fixed income bond trading revenues have fluctuated with changing market conditions. For the third quarter of 2025, net interest margin expanded by 15 basis points compared to the second quarter, driven in part by the steepening yield curve, and fixed income bond trading revenues increased due to improved market conditions. Refer to Interest Rate & Yield Curve Risks, located in Item 1A. Risk Factors of FHN's Annual Report on Form 10-K for the year ended December 31, 2024, for a

106	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

discussion of the risks to FHN associated with flattening and inversion.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although the occurrence of two consecutive quarters of contraction often coincides with recession, in 2022, it did not. The economy has expanded in each quarter since then, except for a slight decline in the first quarter of 2025 before expansion resumed in the second quarter of 2025. The expansion rate has varied without a sustained trend.
Recession expectations have moderated significantly since 2023, before reemerging in early 2025 due to uncertainties with respect to anticipated changes in trade and fiscal policies.
Fiscal Policy
Fiscal policy (spending and taxation) directly affects U.S. government annual deficits or surpluses, along with the size and trajectory of the national debt. Fiscal policy often has a significant impact on the U.S. economy. The changes in the executive and legislative branches of government in 2025 have resulted in significant changes in U.S. fiscal policy, including through the enactment on July 4, 2025 of federal legislation commonly referred to as the "One Big Beautiful Bill Act." This legislation may have a significant impact on general economic and business conditions and, accordingly, could materially affect FHN's financial condition and results of operations. Refer to the Income Taxes section of this MD&A for additional information regarding the impact of this legislation on FHN.
Trade Policy
In 2025, the U.S. government announced new tariffs on a variety of goods and services. As of early November 2025, the timing, scope and duration of tariffs, as well as the timing, scope and duration of any retaliatory measures by foreign governments, remain uncertain, as does the impact of tariffs on economic growth, inflation rates, and employment rates. Any significant change in economic conditions related to tariffs could materially affect our financial condition and results of operations.
2023 Banking Crisis
In 2023, three large regional U.S. banks failed after sudden large deposit outflows. In the aftermath of these failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. Most U.S. banks saw abrupt net outflows of deposits in the spring of 2023 following the failures. Most have since recouped those deposits, mainly by offering higher interest rates. In 2024, competition for deposits was quite intense. Increased competition for deposits has continued during the first three quarters of 2025 and could continue throughout the remainder of 2025 and in 2026.
October 2025 Government Shutdown
On October 1, 2025, the U.S. federal government began a shutdown as a result of congressional failure to pass appropriations legislation for the 2026 fiscal year. As of early November 2025, the government shutdown remains ongoing. The shutdown has resulted in the furlough of hundreds of thousands of U.S. government employees and the interruption or impairment of numerous government functions. Especially if prolonged, the shutdown could have a significant impact on general economic and business conditions and, accordingly, could materially affect FHN's financial condition and results of operations.
Impacts on FHN
In 2022, FHN benefited significantly from rising rates as the rise in lending rates outpaced the rise in deposit and other funding rates. In the first quarter of 2023, that outpacing ended, and FHN's net interest margin ("NIM") started to compress. FHN was able to somewhat relieve the compression during 2023, in part by using increased deposits and capital to reduce more-expensive borrowings, so that NIM in 2023 improved over 2022. NIM for the entire year 2024 was flat, declining very modestly from 2023, as improvements in loan yields were largely offset by higher funding costs, especially for deposits. However, during the first quarter of 2025 NIM expanded, with declines in deposit rates more than offsetting declines in loan yields. NIM expansion over 2024 levels continued in the second and third quarters of 2025, though NIM declined in the second quarter by 2 basis points as compared with the first quarter of 2025, as increased deposit rates exceeded increases in loan yields. NIM expansion resumed in the third quarter of 2025.
In addition, some of FHN's businesses were negatively impacted by rate actions in 2022, 2023, and 2024 and by the unusual yield curve. Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates have modestly abated since 2023 and FHN's mortgage business has seen improvement, but rates have remained elevated. However, the negative impacts of these higher rates have been offset by gains in market share. Similarly, FHN's revenues from bond trading and related activities fell significantly in 2022 and 2023 due to rising rates coupled with elevated market volatility. In 2024, bond trading revenues improved markedly, but with significant volatility quarter-to-quarter due to changing market expectations about rate moves, among other things. The quarter-to-quarter volatility in bond trading revenue that marked 2024 has continued in 2025. For the first and third quarters of 2025 revenues from bond trading and related activities continued to show the improvement that marked 2024, but those revenues declined in second quarter due to less favorable market conditions.

107	3Q25 FORM 10-Q REPORT

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
Greenhouse Gas (GHG) Reporting Regimes
In October 2023, the state of California enacted laws which, taken together, will require most larger companies doing business in California to annually report their greenhouse gas ("GHG") emissions, with an external assurance requirement, and to biennially report their climate-related financial risks and risk-mitigation measures. The California laws include multi-year phase in periods and encompass Scope 1, Scope 2, and Scope 3 GHG emissions. As currently enacted, the laws require reporting for Scopes 1 and 2 GHG emissions to begin in 2026 for the 2025 fiscal year. The California laws, especially the application of those laws to companies outside of California, have been challenged in court. While the federal court overseeing the principal litigation contesting California's climate disclosure laws has dismissed certain challenges, others remain pending and, with appeals, these challenges could take many years to resolve. A motion for a preliminary injunction barring implementation of California's GHG regulations was denied in August 2025, but the plaintiffs have appealed the denial to the U.S. Court of Appeals for the Ninth Circuit. Pending resolution of the appeal, as well as other litigation challenging California's GHG laws, those laws remain on track for reporting to begin in 2026. Other states, including New York, New Jersey, and Illinois, are considering climate-related reporting measures similar to California's.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “SEC Climate Disclosures Rules”). These Rules would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk management processes and would include a related financial statement and audit requirement, among other things. Refer to "Accounting Changes" below for additional information. The SEC Climate Disclosures Rules also have a lengthy phase-in period. There is considerable uncertainty as to whether the SEC's Climate Disclosures Rules will be implemented as adopted, both because the SEC has suspended effectiveness of those rules while legal challenges are pending and because the shifts in the executive and legislative branches of government could lead the SEC to withdraw or significantly alter those rules. In March 2025, the SEC voted to end its defense of its Climate Disclosure Rules in the pending legal action, but the SEC has not withdrawn or modified its Climate Disclosure Rules nor has the legal challenge to those rules been dismissed. In a July 23, 2025 court filing, the SEC stated it did not intend to review or reconsider its Climate Disclosure Rules prior to the court ruling on the pending petitions challenging those rules. On September 12, 2025, the U.S. Court of Appeals for the Eighth Circuit ordered the litigation to be held in abeyance until the SEC reconsiders its Climate Disclosures Rules through formal notice-and-comment rulemaking or renews its defense of the rules. As a result of the SEC's and the Court's actions, the actual timing of any implementation of the Climate Disclosures Rules, and the form of the rules if implemented, remains uncertain.
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

108	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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

109	3Q25 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.26
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended			Nine Months Ended
(Dollars in millions; shares in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$674	$641	$627	$1,946	$1,881
Plus: Noninterest income (GAAP)	215	189	200	585	581
Total revenues (GAAP)	889	830	827	2,531	2,462
Less: Noninterest expense (GAAP)	550	491	511	1,529	1,527
Pre-provision net revenue (Non-GAAP)	$339	$339	$316	$1,002	$935

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,224	$9,097	$9,128	$9,144	$9,109
Less: Average noncontrolling interest (a)	295	295	295	295	295
Less: Average preferred stock (a)	350	426	426	401	457
(A) Total average common equity	8,579	8,376	8,407	8,448	8,357
Less: Average goodwill and other intangible assets (GAAP)(b)	1,628	1,638	1,669	1,638	1,680
(B) Average tangible common equity (Non-GAAP)	$6,951	$6,738	$6,738	$6,810	$6,677

Net Income Available to Common Shareholders
(C) Net income available to common shareholders (annualized) (GAAP)	$1,007	$933	$849	$935	$776

Tangible Common Equity (Non-GAAP)
(D) Total equity (GAAP)	$9,244	$9,257	$9,316	$9,244	$9,316
Less: Noncontrolling interest (a)	295	295	295	295	295
Less: Preferred stock (a)	349	426	426	349	426
(E) Total common equity	8,600	8,536	8,595	8,600	8,595
Less: Goodwill and other intangible assets (GAAP)(b)	1,624	1,633	1,664	1,624	1,664
(F) Tangible common equity (Non-GAAP)	$6,976	$6,903	$6,931	$6,976	$6,931

Tangible Assets (Non-GAAP)
(G) Total assets (GAAP)	$83,192	$82,084	$82,635	$83,192	$82,635
Less: Goodwill and other intangible assets (GAAP) (b)	1,624	1,633	1,664	1,624	1,664
(H) Tangible assets (Non-GAAP)	$81,568	$80,451	$80,971	$81,568	$80,971

Period-end Shares Outstanding
(I) Period-end shares outstanding	500,368	508,836	532,181	500,368	532,181

Ratios
(C)/(A) Return on average common equity (GAAP)	11.74%	11.14%	10.10%	11.07%	9.28%
(C)/(B) Return on average tangible common equity (Non-GAAP)	14.49	13.85	12.60	13.73	11.62
(D)/(G) Total period-end equity to period-end assets (GAAP)	11.11	11.28	11.27	11.11	11.27
(F)/(H) Tangible common equity to tangible assets (Non-GAAP)	8.55	8.58	8.56	8.55	8.56
(E)/(I) Book value per common share (GAAP)	$17.19	$16.78	$16.15	$17.19	$16.15
(F)/(I) Tangible book value per common share (Non-GAAP)	$13.94	$13.57	$13.02	$13.94	$13.02

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.

110	3Q25 FORM 10-Q REPORT

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
For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2024, including in particular the section entitled “Risk Management” beginning on page 86 of that report and the subsections entitled “Market Risk Management” beginning on page 87 and “Interest Rate Risk Management” beginning on page 89 of that report; and Note 21 to the Consolidated Financial Statements appearing on pages 185-191 of Item 8 of that report.

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

111	3Q25 FORM 10-Q REPORT

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

Items 3. and 4.
Not applicable

112	3Q25 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the third quarter of 2025, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements, and the non-Rule 10b5-1 trading arrangements, shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the third quarter of 2025 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Bylaws of First Horizon Corporation, as amended and restated effective October 27, 2025				8-K	3.1	10/28/2025
4.2	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Rate Applicable to Participating Directors under the Directors and Executives Deferred Compensation Plan	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X

113	3Q25 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

114	3Q25 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: November 6, 2025	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

115	3Q25 FORM 10-Q REPORT