Form 10-K
period 2025-12-31
FIRST HORIZON CORP
filed 2026-02-26
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
At June 30, 2025, the aggregate market value of registrant common stock held by non-affiliates of the registrant was approximately $10.7 billion based on the closing stock price reported for that date.
At January 30, 2026, the registrant had 483,188,645 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement to be furnished to shareholders in connection with the annual meeting of shareholders scheduled for April 28, 2026 or provided in an amendment to this Annual Report: Part III of this Report

Auditor Name:    KPMG LLP        Auditor Location:     Memphis, TN            Auditor Firm ID: 185

TABLE OF CONTENTS and GLOSSARY

MD&A and Financial Statement References:
In this report: "2025 MD&A" and "2025 MD&A (Item 7)" generally refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 within Part II of this report; and "2025 Financial Statements" and "2025 Financial Statements (Item 8)" generally refer to our Consolidated Balance Sheets, our Consolidated Statements of Income, our Consolidated Statements of Comprehensive Income (Loss), our Consolidated Statements of Changes in Equity, our Consolidated Statements of Cash Flows, and the Notes to the Consolidated Financial Statements, all appearing in Item 8 within Part II of this report.

1	2025 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS and GLOSSARY
Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank	First Horizon Bank
BHCA	Bank Holding Company Act of 1956
BOLI	Bank-owned life insurance
C&I	Commercial, financial, and industrial loan portfolio
CAS	Credit Assurance Services
CBF	Capital Bank Financial
CECL	Current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CIO	Chief Information Officer
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision-Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRMC	Credit Risk Management Committee
CSIRP	Computer Security Incident Response Plan
DIF	Deposit Insurance Fund
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
ECP	Equity Compensation Plan
EPS	Earnings per share
ETR	Effective tax rate
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation

Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas
GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this filing references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for sale
HR	Human Resources
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LMI	Low- and moderate-income
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income

2	2025 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS and GLOSSARY

NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NOL	Net operating loss
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other Real Estate Owned
PAM	Proportional amortization method
PCA	Prompt corrective action
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated financial assets
PCI-DSS	Payment Card Industry Data Security Standard
PD	Probability of default
PM	Portfolio managers
PPNR	Pre-provision net revenue
PSU	Performance Stock Unit
PTNI	Pre-tax net income
RE	Real estate
RM	Relationship managers
ROU	Right-of-use
RWA	Risk-weighted assets
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SOX	Sarbanes-Oxley Act of 2002
SVaR	Stressed Value-at-Risk
TD	The Toronto-Dominion Bank
TD Merger Agreement	Merger agreement between FHN, TD, and certain TD subsidiaries, which the parties mutually terminated on May 4, 2023
TD Transaction	The acquisition of FHN by TD contemplated by the TD Merger Agreement
TDFI	Tennessee Department of Financial Institutions
TPRM	Third-Party Risk Management
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
U.S.	United States
VaR	Value-at-Risk
VIE	Variable Interest Entities
we/us/our	First Horizon Corporation

3	2025 FORM 10-K ANNUAL REPORT

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
Any forward-looking statements made by or on behalf of FHN speak only as of the date they are made, and FHN assumes no obligation to update or revise any forward-looking statements that are made in this report or in any other statement, release, report, or filing from time to time. Actual results could differ and expectations could change, possibly materially, because of one or more factors, including those factors listed above or presented elsewhere in this report, those factors listed in material incorporated by reference into this report, and other factors not listed. In evaluating forward-looking statements and assessing our prospects, readers of this report should carefully consider the factors mentioned above along with the additional risks and factors discussed in Items 1, 1A, and 7 of this report, among others. Readers should also consult any further disclosures of a forward-looking nature in any subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, or Current Reports on Form 8-K.

4	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

PART I

Item 1.    Business
Our Businesses
General
First Horizon Corporation is a Tennessee corporation. We incorporated in 1968, and are headquartered in Memphis, Tennessee. We are registered as a bank holding company and have elected to be treated as a financial holding company. Our common stock is listed on the New York Stock Exchange under the symbol “FHN.” At December 31, 2025, we had total consolidated assets of $84 billion.
We provide commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, capital markets, fixed income, and mortgage banking services principally through our wholly-owned subsidiary, First Horizon Bank. Founded in 1864 as First National Bank of Memphis, the Bank is a Tennessee banking corporation headquartered in Memphis, Tennessee. At December 31, 2025, the Bank had $84 billion in total assets, $68 billion in total deposits, and $64 billion in total loans (including certain leases, before considering the allowance for loan and lease losses).
In addition to the Bank, as of December 31, 2025, First Horizon's consolidated operating subsidiaries include, but are not limited to: two subsidiaries which are registered with the SEC as investment advisors; two subsidiaries which are registered with the SEC as broker-dealers; and three subsidiaries which are licensed as insurance agencies.
At December 31, 2025, First Horizon had over 450 business locations in 23 U.S. states, excluding off-premises ATMs. Most of those locations (412) were banking centers located in southern states, including Tennessee (137), North Carolina (78), Florida (74), and Louisiana (55).
Loans
Loan Portfolios
Lending is a major source of revenue for us, and loans are our largest asset type. Table 1.1 shows our total loans (including certain leases) at year-end 2025, along with some details regarding the composition of our loans. Most of our loans are commercial.
As shown in Table 1.1, our loans are broken into two major types: commercial and consumer. Each type is broken into portfolios. Our three major portfolios are: traditional, unsecured commercial, financial and industrial (“C&I”) loans; secured commercial real estate (“CRE”) loans; and secured consumer real estate loans. A fourth portfolio consists of consumer credit card and other consumer debt.
Table 1.1
Loan Types & Portfolios1

Commercial	$49 B	77%
Consumer	15 B	23
Total Loans	$64 B	100%

Commercial Portfolios	% of Type	% of Total
C&I	73%	56%
CRE	27	21

Consumer Portfolios	% of Type	% of Total
Consumer real estate	96%	22%
Credit card/other	4	1
1    Dollars and percentages at December 31, 2025.
Geographic Mix
Geographically, a significant majority of our loans originate from five states: Florida, Tennessee, Texas, North Carolina, and Louisiana. The geographic dispersion of our loans varies considerably among our three major loan portfolios, as shown in Table 1.2.

5	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Table 1.2
Major Loan Portfolios1 by Geography

C&I ($36B)		CRE ($14B)		Cons. RE ($14B)
Tennessee	20%	Florida	26%	Florida	29%
Florida	12	Texas	13	Tennessee	22
Texas	10	N. Carolina	12	Texas	12
California	7	Tennessee	8	Louisiana	8
N. Carolina	6	Georgia	8	N. Carolina	6
Louisiana	6	Louisiana	8	Georgia	6
All other	39	All other	25	All other	17
1    Dollars and percentages at December 31, 2025.
C&I Loans
The C&I portfolio, our largest portfolio by far, was $36 billion at December 31, 2025. Our C&I portfolio has an industry concentration: about 25% of C&I loans are to businesses in the financial services industry, which includes finance and insurance companies and mortgage lending companies, while 11% of our C&I loans are to borrowers in the real estate and rental and leasing industry. The rest of C&I covers a wide range of industries, as shown in Table 1.3a.
Table 1.3a
C&I Loans1 by Industry/Line of Business

Loans to mortgage companies	13%
Finance and insurance	12
Real estate and rental and leasing (a)	11
Wholesale trade	7
Health care and social assistance	7
Accommodation and food service	7
Manufacturing	6
Retail trade	5
Transportation and warehousing	5
Other C&I	27
1     Percentages of C&I portfolio at December 31, 2025.
(a)    Leasing, rental of real estate, equipment, and goods.
CRE Loans
The CRE portfolio was $14 billion at December 31, 2025. The largest property type within CRE is multi-family, as shown in Table 1.3b. The next three largest property types were office, retail, and industrial. At year-end, nearly half of the office loans were for medical industry office space.
Table 1.3b
CRE Loans1 by Property Type

Multi-family	33%
Office	20
Retail	17
Industrial	15
Hospitality	9
Other CRE	6
1     Percentages of CRE portfolio at December 31, 2025.
Consumer Loans
Consumer loans totaled $15 billion at December 31, 2025, as shown in Table 1.1 above. A substantial majority of consumer loans consists of home equity loans, mortgages, and other secured consumer real estate loans.
Further information regarding our loans is provided in Note 3 beginning on page 113 appearing in our 2025 Financial Statements (Item 8), and under the captions Analysis of Financial Condition and Asset Quality, beginning on pages 48 and 51, respectively, of our 2025 MD&A (Item 7).
Deposits
Deposits comprise our largest resource to fund lending. Deposits overall also tend to be our lowest-cost funding source. At year-end 2025, we had total deposits of $67 billion. Most of our deposits are held in our commercial, consumer & wealth banking segment. Table 1.4 provides a deposit overview at December 31, 2025.
Further information regarding deposits is provided: in Note 8 beginning on page 128 appearing in our 2025 Financial Statements (Item 8); under the caption Deposits beginning on page 62 appearing in our 2025 MD&A (Item 7); and in other parts of this report referenced under Deposits.

6	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Table 1.4
Deposit1 Overview

Client Types	% of Total	Acct Types	% of Total	FDIC Insured Status	% of Total	Source	% of Total
Commercial	58%	Savings	39%	Estimated Insured	58%	Tennessee	34%
Consumer	42	Time deposits	10	Est. Uninsured - Total	42	Florida	16
		Other interest	28	Est. Uninsured - Collateralized	8	N. Carolina	12
		Noninterest	23			Louisiana	12
						All other	26
1    Percentages of deposits at December 31, 2025.
Business Segments
Segment Overview
Our financial results of operations are reported through operational business segments which are not closely related to the legal structure of our subsidiaries. During 2024, we reorganized our internal management structure and, accordingly, reclassified our reportable business segments. Prior to the 2024 reclassification, we operated through three business segments: (1) regional, (2) specialty, and (3) corporate. As a result of the 2024 reclassification, our reportable business segments are now composed of the following: (1) commercial, consumer & wealth, (2) wholesale, and (3) corporate. In this report, segment information for prior periods has been reclassified to conform with our current segments.
Financial and other additional information concerning our segments—including information concerning assets, revenues, and financial results—appears in our 2025 MD&A (Item 7) and in our 2025 Financial Statements (Item 8), especially in Note 19—Business Segment Information. Note 19 begins on page 150.
Commercial, Consumer & Wealth and Wholesale Banking Segments
By far most of our loans and deposits are in the commercial, consumer & wealth and wholesale banking segments. Similarly, those segments are the sources of most of our revenues and expenses. The two segments create and use financial resources differently, and the revenues they generate have a very different mix of net interest income vs. noninterest income. In addition, commercial, consumer & wealth banking is larger than wholesale banking by many financial measures. Table 1.5 provides high-level financial information for each of those two segments, highlighting these points.
Table 1.5
Commercial, Consumer & Wealth (CCW) vs Wholesale Banking Snapshot

(Dollars in millions)	CCW	Wholesale
2025 Average assets	$58,820	$9,360
2025 Net interest income	2,569	233
2025 Noninterest income	464	256
2025 Pre-tax income	1,540	157
Commercial, Consumer & Wealth and Wholesale Lines of Business
The principal lines of business in the commercial, consumer & wealth banking segment are:
•commercial banking (larger business enterprises)
•business banking (smaller business enterprises)
•consumer banking
•private client investment, wealth management, financial planning, trust and asset management services
•asset-based lending
•commercial real estate
•equipment finance/leasing
•energy finance
•international banking
•healthcare finance
•transportation and logistics finance
•treasury management solutions
•loan syndications
•corporate banking services
The principal lines of business in the wholesale banking segment are:
•fixed income securities sales, trading, underwriting, and strategies for institutional clients
•loan sales
•portfolio advisory services

7	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

•derivative sales
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
Business Developments
In July 2020, we completed a merger of equals transaction with IBERIABANK Corporation and purchased 30 branches from Truist Bank, making 2020 a transformative year. In February 2022, we completed the principal systems conversion work related to that merger.
On February 27, 2022, FHN entered into an Agreement and Plan of Merger with The Toronto-Dominion Bank, a Canadian chartered bank (“TD”) and certain TD subsidiaries. Under that agreement, TD was to acquire FHN for an all-cash purchase price of $25 per FHN common share, with the price modestly increasing if the transaction closed later than a certain date. FHN and TD agreed to terminate the transaction on May 4, 2023, after TD informed FHN that TD did not expect to receive the necessary regulatory approvals in time to complete the transaction on schedule.
Over the past few years, our strategic priorities have focused on:
•targeted and opportunistic expansion of consumer and commercial banking products and services;
•targeted and opportunistic expansion of commercial lending;
•rigorous expense management;
•managing business units and products with a strong emphasis on risk-adjusted returns on invested capital;
•providing exceptional client service and experience as a primary means to differentiate us from our competitors; and
•investments in technology and other infrastructure to attract and retain clients and to support expansion.
In 2025, we sought to advance these priorities by focusing on three sets of strategic initiatives:
•Quality and Execution. Consolidating and optimizing processes to deliver improvements in scalability, efficiency and controls, and pursuing selected technology investments to enhance our digital and data capabilities;
•Clients. Delivering premium service and value to our clients to enhance our value proposition, which focuses on relationship banking; and
•Associates. Investing in talent to elevate our capabilities and performance, effectively assessing performance and making appropriate and timely decisions based upon those assessments, and ensuring high levels of associate engagement and commitment to Company goals.
We made strong progress in advancing these initiatives throughout 2025, including by:
•Continuing to thoughtfully develop new methods, processes, and systems for providing services for clients, while preserving the high level of service our associates bring to clients and fulfilling the promise of our marketing slogan: Big Bank Muscle, Small Bank Hustle;
•Creating and filling a new senior executive role to lead strategic development and execution of a comprehensive client experience for our consumer segment;
•Engaging in strategic hiring to add banker talent, enhance specific products and product groups and to better serve specific retail markets;
•Developing and implementing a new framework to operationalize our strategic priorities for our associates and to ensure alignment of associate efforts with those priorities; and
•Continuing to implement our multi-year technology plan to transform our digital systems by:
◦building an Enterprise Data Hub as the enterprise data backbone;
◦improving client experiences by modernizing digital account opening, enhancing payments capabilities, strengthening authentication, improving fraud prevention, and elevating our mobile experience;
◦setting up a scalable and modular future-state architecture to advance our cloud maturity and API-first approach; and
◦introducing new product and banking capabilities to allow us to serve more complex business needs, attract new clients and position the bank for growth.
We continue to focus on these strategic priorities and initiatives in 2026.

8	2025 FORM 10-K ANNUAL REPORT

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
Our traditional lending and deposit taking businesses, especially our consumer businesses, primarily compete in those areas within the southern U.S. where we have banking center locations. Our commercial businesses also have a geographic linkage, but it is weaker. Some areas of specialty lending, such as franchise finance, mortgage warehouse lending, asset-based lending, and certain other specialty businesses are multi-regional or national in scope rather than being heavily centered on banking center locations.
Key traditional competitors in many of our markets include Bank of America N.A., Fifth Third Bank National Association, First-Citizens Bank & Trust Company (dba First Citizens Bank), Hancock Whitney Bank, Huntington National Bank, JPMorgan Chase Bank National Association, Regions Bank, Pinnacle Bank, PNC Bank National Association, Truist Bank, and Wells Fargo Bank N.A., among many others including many community banks and credit unions.
A number of recent technologies created or operated by non-banks have been integrated into the financial systems used by traditional banks. In addition, certain financial companies or their affiliates that traditionally were not banks have been able to compete more directly with the Bank for deposits and other traditional banking services and products. Non-traditional companies competing with us for traditional banking products and services include investment banks, brokerage firms, insurance company affiliates, specialty finance companies, and extremely short-term consumer loan companies.
More recent entrants into markets for traditional banking services include: financial technology firms that offer checking, savings, and payment services through digital applications; digital‑asset providers (including exchanges, blockchain‑based payment networks, stablecoin issuers, and digital‑asset lending and financing platforms); and private credit firms that provide direct lending and other alternative financing to businesses. These entities operate under regulatory and supervisory frameworks that differ from those applicable to banks and, in many cases, may be less comprehensive and less costly.
Competition for clients related to traditional and specialty banking products and services is most pronounced in rate pricing (loan rates, loan spreads, and deposit rates), services pricing, scope of services offered, quality of service, convenience, and ease of use for self-service products such as online and mobile banking.
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
Human Resources Management
Our 160-year history is rooted in our people-focused culture, centered around teamwork and collaboration to achieve best in class results. Everything we do is aligned with our Purpose, Core Values and Commitment, holding ourselves to the highest standards of ethical conduct and operational excellence.
Our Purpose: To help our clients unlock their full potential with capital and counsel.
Our Core Values:
•We Put Clients First
•We Care About People
•We're Committed to Excellence in Everything We Do
•We Expand Access
•We Foster Team Success
Commitment: As teammates and as individuals, we must own the moment. We listen, understand and deliver.
Continuously adapting to the changing needs and expectations of our workforce remains a priority to ensure we attract and retain top talent, have a highly engaged workforce and are well positioned to serve our associates, clients, communities and shareholders.
We strive to offer a workplace in which our associates feel valued, motivated and empowered to grow and excel. In addition to competitive health care benefits, wellness programs and parental and caregiver support, we offer professional development opportunities through mentoring and career development programs. Associates can actively engage with their colleagues at work and be involved in the community in a variety of ways, including

9	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

through volunteerism and by participating in our numerous associate resource groups.
We regularly communicate through a variety of channels and seek input through formal surveys and through the Firstpower Council, a group of associates representing various areas of the company that provide direct feedback on opportunities to enhance our culture and organizational effectiveness. In 2025, we implemented an enhanced performance management process to improve performance measurement, increase engagement between associates and their leaders, and better align associate and leader goals. In January 2026, we launched HorizonU, a new platform for centralized learning, performance, and career development for associates.
At December 31, 2025, First Horizon had 7,404 associates, including 7,277 full-time associates and 127 part-time associates, or 7,338 full-time-equivalent associates, not including contract labor for certain services.
Available Information
Our current primary internet address is www.firsthorizon.com. A link to the Investor Relations section of our internet website (ir.firsthorizon.com) appears near the bottom of the home page of our website. Near the top of the Investor Relations homepage there is a "SEC Filings" link in the banner. Clicking that link makes available to the public, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments thereto as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission. We also use the Investor Relations section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor this channel in addition to our press releases, SEC filings, and public conference calls and webcasts. Additional information regarding materials available on our website is provided in Item 10 of this report beginning on page 187. No information external to this report and its exhibits, unless specifically noted otherwise, is incorporated into this report.
Supervision and Regulation
Scope of this Section
This section describes certain of the material elements of the regulatory framework applicable to bank and financial holding companies and their subsidiaries, and to companies engaged in securities and insurance activities. It also provides certain specific information about us.
This section summarizes certain statutes and regulations and does not provide a comprehensive analysis of all applicable laws. You should refer to the applicable statutes and regulations for more information. In addition, proposals to change the laws and regulations applicable to bank and financial holding companies are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on our business, are difficult to predict. Changes in applicable laws and regulations, or their interpretation by regulatory agencies or courts, may have a material adverse effect on our business.
Overview
First Horizon Corporation is a bank holding company and financial holding company and is regulated under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We and our subsidiaries are subject to the regulation and supervision of, and to examination by, the Federal Reserve under the BHCA.
First Horizon Bank, our most significant subsidiary, is a Tennessee banking corporation subject to the regulation and supervision of, and to examination by, the Tennessee Department of Financial Institutions ("TDFI"). In addition to general supervision and examination powers, the TDFI has the power to approve mergers with the Bank, the Bank’s issuance of preferred stock or capital notes, the establishment of banking centers, and many other corporate actions.
We are also subject to the Tennessee Bank Structure Act of 1974 which, among other things, prohibits (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a “Tennessee bank”) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2025, the FDIC reports that the Bank held approximately 13% of such deposits.
The Bank has chosen to be a member of the Federal Reserve and, consequently, is also supervised and regulated by the Federal Reserve. The Bank is insured by,

10	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

and subject to regulation by, the FDIC and is subject to regulation in certain respects by the Consumer Financial Protection Bureau ("CFPB").
The regulatory framework governing banks and the financial industry is intended primarily to protect depositors, the Federal Deposit Insurance Fund, and the stability of the financial system, not to protect our non-depository creditors or our security holders.
First Horizon Corporation is also under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. First Horizon Corporation's stock is listed for trading on the NYSE and, consequently, we are subject to the rules of the NYSE for listed companies.
Permissible Activities other than Banking
Federal Law
A bank holding company that is not a financial holding company is limited to engaging in "banking," managing or controlling banks, and other activities found by the Federal Reserve to be "closely related to banking." Eligible bank holding companies that elect to become financial holding companies may engage in, or acquire shares of a company engaged in, a broader range of activities that are (i) financial in nature or incidental to a financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury), or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the Federal Reserve). Activities that are financial in nature include: insurance underwriting and brokerage; merchant banking; securities underwriting, dealing, and market-making; and real estate development.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status as discussed in “Prompt Corrective Action (PCA)” below. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations.
If a financial holding company ceases to meet these capital and management requirements, the BHCA, and the Federal Reserve’s regulations provide that the financial holding company must enter into a confidential agreement with the Federal Reserve to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior Federal Reserve approval. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.
In order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent CRA performance evaluation, as discussed in “Community Reinvestment Act (“CRA”)” below.
The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety, or stability of any bank subsidiary of the bank holding company.
A state-chartered member bank may similarly engage in broader financial activities indirectly through “financial” subsidiaries, subject to a number of legal requirements, including that the bank and each of its depository institution affiliates are well capitalized and well managed.
At December 31, 2025, we are a financial holding company and the Bank has a number of financial subsidiaries, as discussed under the caption General within the Our Businesses discussion at page 5 above.
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

11	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
In addition, in order to pay cash dividends, the Bank must obtain the prior approval of the Federal Reserve and the TDFI Commissioner if the total of all dividends declared by the Bank’s board of directors in any calendar year exceeds the total of (i) the Bank’s retained net income for that year plus (ii) the Bank’s retained net income for the preceding two years, less certain required capital transfers, as applicable. Federal law also prohibits state-chartered member banks, such as the Bank, from paying dividends that would be greater than the bank’s undivided profits.
Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends, without obtaining regulatory approval, was $88 million at January 1, 2026.
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
The payment of cash dividends by us or by the Bank also may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines, as discussed under Capital Adequacy within this Supervision and Regulation discussion below.
The Federal Reserve generally requires insured banks and bank holding companies to pay dividends only out of current operating earnings and has indicated generally that it may be an unsafe and unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve has released a supervisory letter advising, among other things, that a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Transactions with Affiliates
The Bank’s ability to lend or extend credit to us or our other affiliates is restricted. The Bank and its subsidiaries generally may not extend credit to us or to any other affiliate of ours in an amount which, individually and in the aggregate, exceeds certain limits based, in part, on the amount of the Bank's capital. Extensions of credit and other transactions between the Bank and us or such other affiliates must be on terms and under circumstances that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies, and extensions of credit by the Bank to us or our other subsidiaries must be secured by specified amounts and types of collateral.

12	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

There are similar legal restrictions on other types of transactions, including: the Bank’s purchases of or investments in the securities of and purchases of assets from us or other affiliates; the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of us or other affiliates; the issuance of guaranties, acceptances, and letters of credit on behalf of us or other affiliates; and certain Bank transactions with us or other affiliates, or with respect to which we or other affiliates act as agent, participate, or have a financial interest.
Federal law also limits the Bank’s authority to extend credit to its directors, executive officers and 10%
stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.
Capital Adequacy
Each of the Company and the Bank is required to maintain minimum capital levels under risk-based capital rules issued by the U.S. Federal banking regulators (the "Capital Rules"). The capital rules in the U.S. are based on international standards known as “Basel III.” The Federal Reserve may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth. Under the Capital Rules, we and the Bank apply the Standardized Approach in measuring risk-weighted assets (“RWA”) and regulatory capital.
The Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.
Under the Capital Rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1 (“CET1”) capital, Tier 1 capital, and total risk-based capital, respectively, by RWA. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on supervisory assessments of relative credit risk.
Under the Capital Rules, we and the Bank are each required to maintain the following:
•CET1 to RWA of at least 4.5%;
•Tier 1 capital to RWA of at least 6%;
•Total risk-based capital to RWA of at least 8%; and
•Tier 1 capital to average consolidated assets (the “leverage ratio”) of at least 4%.
In addition, the Capital Rules require a capital conservation buffer, consisting solely of CET1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total RWA, resulting in a requirement for the Company and the Bank effectively to maintain CET1, Tier 1 and total capital ratios of 7%, 8.5% and 10.5%, respectively. Banking institutions with a ratio of CET1 capital to RWA above the minimum requirement but below the capital conservation buffer face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases based on the amount of the shortfall and the institution’s “eligible retained income” (the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income, and (ii) average net income over the preceding four quarters).
CET1 capital consists of common stock instruments that meet the eligibility criteria in the Capital Rules, including common stock and related surplus, net of treasury stock, retained earnings, and certain minority interests. The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. As a “non-advanced approaches” firm under the Capital Rules, the Company is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital. The Company and the Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Capital Rules to exclude the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity under U.S. GAAP in determining regulatory capital ratios.
Federal regulators may also consider concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important qualitative factors in assessing the Bank's and our overall capital adequacy.
Failure to meet capital guidelines could result in actions by regulators that could have a material adverse impact on our operations or financial condition, including the termination of deposit insurance by the FDIC, the inability to receive regulatory approval for expansion or new

13	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

activities, restrictions on our business, and in certain circumstances the appointment of a conservator or receiver.
At December 31, 2025, our CET1 capital ratio was 10.63% and the Bank’s was 10.98%; our Tier 1 capital ratio was 11.51% and the Bank’s was 11.38%; our total capital ratio was 13.35% and the Bank’s was 13.04%; and our leverage ratio was 10.19% and the Bank’s was 10.09%.
In addition to the Capital Rules, the Bank is required to have a capital structure that the TDFI determines is adequate, based on TDFI’s assessment of the Bank’s businesses and risks. The TDFI may require the Bank to increase its capital, if found to be inadequate.
Prompt Corrective Action (PCA)
Under the Federal Deposit Insurance Act (the "FDIA"), Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions (such as the Bank) that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
Regulators must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions that are less than adequately capitalized, with supervisory actions progressively becoming more punitive as the institution’s capital category declines. Supervisory actions include: (i) restrictions on payment of capital distributions and management fees, (ii) requirements that a federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) submission of a capital restoration plan, (iv) restrictions on the growth of the institution’s assets, and (v) requirements for prior regulatory approval of certain expansion proposals.
A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions and generally will be placed in conservatorship or receivership within 90 days.
To be well capitalized, the Bank must maintain at least the following capital ratios: a CET1 ratio of at least 6.5%, Tier 1 Capital ratio of at least 8%, Total Capital ratio of at least 10%, and a Leverage ratio of at least 5%, and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.
At December 31, 2025, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.
The FDIA’s prompt corrective action provisions apply only to depository institutions such as the Bank, and not to bank holding companies. Under the Federal Reserve’s regulations, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, and (iii) is not subject to any written agreement order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. At December 31, 2025, we had sufficient capital to qualify as “well capitalized” under these regulations. Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, a bank that is required to submit a capital restoration plan generally must concurrently submit a performance guarantee by its parent holding company. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply.
Resolution Planning
The FDIC requires certain insured depository institutions with more than $50 billion in total assets to periodically submit resolution plans to provide the FDIC with information about the bank that is essential to effective resolution planning and to support the execution of a resolution, if necessary. In June 2024, the FDIC amended its insured depository institution resolution plan rule, which requires the Bank, as a “Group B” insured depository institution with between $50 billion and $100 billion in total assets, to submit informational filings on a three-year cycle and provide limited interim supplements in each of the off-years. The final rule became effective October 1, 2024. The Bank’s initial information filing submission is due on or before April 1, 2026.

14	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

Safety and Soundness Compliance Planning
Under Section 39 of the Federal Deposit Insurance Act (FDIA), when an insured depository institution is notified that it is not meeting prescribed safety and soundness standards, the federal banking agencies are authorized but not required to order the institution to submit a compliance plan. If the institution is given notice to submit a compliance plan and fails to submit an acceptable plan or fails in any material respect to implement an acceptable plan, the agency must issue an order directing the institution to correct the deficiency and may issue an order directing other actions that could include imposing restrictions comparable to those applicable to undercapitalized institutions. Failure to comply with an agency order may result in judicial enforcement and the imposition of civil money penalties.
Enhanced Prudential Standards
The Federal Reserve has established enhanced prudential standards for larger bank holding companies based on size and certain risk-based indicators. Under the Federal Reserve's regulations, bank holding companies with total consolidated assets of $250 billion or less generally are not subject to certain enhanced capital and liquidity prudential standards, including company-run stress testing, capital planning, liquidity coverage ratio, and resolution planning requirements, among others. Although we are beneath the $250 billion asset threshold for mandatory company-run stress testing, we perform certain stress tests internally and incorporate the economic models and information developed through our stress testing program into our risk management and capital planning activities, which continue to be subject to the regular supervisory processes of the Federal Reserve.
If we were to become a "Category IV" firm under the Federal Reserve's regulations (i.e., if our total consolidated assets were to exceed $100 billion), we would become subject to certain enhanced prudential standards, which would significantly increase our regulatory compliance costs. These additional standards would include additional liquidity risk management requirements, more onerous internal liquidity stress testing and liquidity buffer requirements, supervisory stress testing, the stress capital buffer, additional capital planning requirements, additional reporting to the Federal Reserve and more comprehensive resolution plan filings with the FDIC.
Source of Strength Requirement
Under the Dodd-Frank Act, we are required to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required even at times when we might not be able to provide it without adversely affecting our ability to meet other obligations. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Interstate Branching & Mergers
The Bank generally must have TDFI’s approval to establish a new banking center (technically, a “branch”). For a new banking center located outside of Tennessee, Tennessee law requires the Bank to comply with branching laws applicable to the state where the new banking center will be located. Federal law allows the Bank to establish or acquire a branch in another state to the same extent that a bank chartered in that other state would be allowed to establish or acquire a branch in that state.
Federal law permits a bank holding company, with Federal Reserve approval, to acquire banking institutions outside the bank holding company's home state through merger or acquisition without regard to whether the transaction is prohibited under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years. In addition, the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; regulators must assess the transaction for incremental systemic risk; and the acquiring bank must have at least “satisfactory” standing under the federal Community Reinvestment Act (discussed immediately below). Moreover, mergers and acquisitions that are large enough are subject to anti-trust review by the U.S. Department of Justice.
Once a bank has established branches in a state through de novo or acquired branching or through an interstate merger or acquisition transaction, the bank may then establish or acquire additional branches within that state

15	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

to the same extent that a bank chartered in that state is allowed to establish or acquire branches within the state.
Community Reinvestment Act (“CRA”)
The CRA requires each U.S. bank, consistent with safe and sound operation, to help meet the credit needs of each community where the bank accepts deposits, including low- and moderate-income (“LMI”) communities. The Federal Reserve assesses the Bank periodically for CRA compliance, and that assessment is made public. The Bank's CRA performance is evaluated on the distribution, responsiveness, and impact of its lending, investment and service activities within its assessment areas with particular emphasis on meeting the credit and community development needs of LMI communities.
A CRA rating below “Satisfactory” can slow or halt a bank’s plans to expand by branching, acquisition, or merger, and can prevent a bank holding company from becoming a financial holding company. In its most recent publicly reported CRA assessment, for 2024, the Bank received ratings of "High Satisfactory" in Lending and in Service, "Outstanding" in Investment, and "Satisfactory" overall.
In 2023, federal banking agencies adopted final rules establishing a significantly revised framework for applying the CRA. The new rules were preliminarily enjoined by a federal district court in 2024. In July 2025, the agencies proposed a rule to rescind the revised CRA framework and to replace it with the framework that existed prior to the 2023 rule, though no assurance can be given regarding the final regulatory outcome or timing.
Regulatory approaches to CRA compliance continue to evolve, and future rulemakings or judicial actions could result in additional compliance obligations, data collection requirements, or examination methodologies, any of which may increase operational costs or potentially affect the Bank's ability to achieve favorable CRA ratings.
Management maintains a comprehensive CRA compliance and data governance program designed to monitor performance, support regulatory exams, and ensure alignment with evolving regulatory expectations.
Interchange Fee Restrictions
Regulations cap interchange fees which the Bank may charge merchants for debit card transactions.
Regulatory changes proposed in 2023, if adopted, would lower that cap, but a recent federal court ruling vacating the existing regulations makes the future of proposed changes unclear. In early 2026, these proposed changes remained pending.
Volcker Rule
The so-called Volcker Rule (1) generally prohibits banks from engaging in proprietary trading, which is engaging as principal (for the bank’s own account) in any purchase or sale of one or more of certain types of financial instruments, and (2) limits banks’ ability to invest in or sponsor hedge funds or private equity funds. The Volcker Rule regulation contains exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations, and also permits certain ownership interests in certain types of covered funds to be retained. It also permits the offering and sponsoring of covered funds under certain conditions. The Company does not engage in any significant covered fund activities that are affected by the Volcker Rule.
Anti-Money Laundering
A major focus of U.S. federal governmental policy as it relates to financial institutions is aimed at combating money laundering and terrorist financing. Financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies.
Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign shell banks and persons from jurisdictions of particular concern. Financial institutions also are required to establish internal anti-money laundering programs.
The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the relevant laws and regulations, could have serious consequences for the financial institution, including large

16	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

fines and causing the applicable bank regulatory authorities to not approve merger or acquisition transactions or to prohibit such transactions even if prior approval is not required.
Office of Foreign Assets Control Regulation
The Office of Foreign Assets Control ("OFAC"), within the U.S. Department of the Treasury, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws. OFAC publishes lists of specially designated targets, issues regulations, and implements executive orders that restrict dealings with certain individuals, entities, countries, and territories. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and other consequences.
Consumer Regulation
We and the Bank are subject to federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, the Home Ownership Protection Act, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations require certain disclosure and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans, and providing other services.
In addition, the CFPB adopts and administers significant rules affecting consumer lending and consumer financial services. Key rules for the Bank include detailed regulation of mortgage servicing practices and detailed regulation of mortgage origination and underwriting practices. The latter rules, among other things, establish the definition of a “qualified mortgage” using traditional underwriting practices involving down payments, credit history, income levels and verification, and so forth. The rules do not prohibit, but do tend to discourage, lenders from originating non-qualified mortgages.
During 2025, the CFPB announced a plan to reduce its staff by over 80%, but implementation of the plan has been enjoined while a federal appeals court considers the plan's legality. The effects of these developments on banking organizations subject to CFPB regulation and supervision, including us and the Bank, are uncertain.
Federal law permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
FCRA
Use of consumer reports in underwriting is regulated under the FCRA, and the FCRA also regulates reporting information to consumer reporting agencies, prescreening individuals for credit offers, sharing of consumer reports between affiliates, and using affiliate credit data for marketing purposes. Similar state laws may impose additional requirements on the Bank. A notice of proposed rulemaking to revise the FCRA was published in December 2024, with comments to the proposal due in March 2025. The CFPB subsequently withdrew the proposed rule in May 2025.
Mortgage Reform
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth in Lending Act as a defense to foreclosure proceedings.
Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving

17	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages.
Data Security, Privacy & Portability
Security & Privacy
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
In the event of a cyber- or computer-related security incident, federal banking regulations require a bank to notify its primary federal regulator of certain "computer-security" incidents within 36 hours after the bank determines that a computer-security incident has occurred. Under these regulations, we and the Bank are required to notify the Federal Reserve of any incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or pose a threat to U.S. financial stability.
Data privacy and protection increasingly is an area of significant state legislative focus. One prominent example is the California Data Privacy Protection Act, which applies to for-profit businesses that conduct business in California and meet revenue or data collection thresholds, including the Bank. Subject to certain exemptions, the statute gives California consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information, the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. Similar laws have been adopted by other states and may be adopted by additional states in the future, including states in which we or the Bank do business.
Open Banking
In October 2024, the CFPB adopted a new "Personal Financial Data Rights" rule. Under the CFPB rule, banks will be required to make client data available upon request to the client and authorized third parties in a secure and reliable manner without charge. The CFPB will implement its data portability rule in phases, with banks that hold at least $10 billion in total assets, but less than $250 billion, required to comply by April 1, 2027. The rule is the subject of litigation, and enforcement is currently stayed while the CFPB considers revisions to the rule.
Climate-Related Laws and Regulations
Several states have enacted or proposed statutes or regulations addressing climate-related issues. For example, in 2023, California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas (GHG) emissions and to report biennially their climate-related financial risks and risk-mitigation measures. The California laws have been challenged in court, and certain of those challenges remain pending.
In addition, in March 2024, the SEC adopted final rules which would require all U.S. companies with publicly-
traded securities to report annually their Scope 1 and 2 GHG emissions and related risk-management processes, and would include a related financial statement and audit requirement, among other things. There is considerable uncertainty as to whether these rules will be implemented as adopted, both because the SEC has suspended effectiveness of those rules while legal challenges are pending and because shifts in executive and legislative branches of government could lead the SEC to withdraw or significantly alter those rules.
FDIC Insurance Assessments; DIF
U.S. bank deposits generally are insured up to $250,000, subject to applicable limitations, by the Deposit Insurance Fund (“DIF”), administered by the FDIC. The system of
FDIC insurance premium rates charged consists of a rate grid structure in which base rates range from 5 to 32 basis points annually, with fully adjusted rates ranging from 2.5

18	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

to 42 basis points annually. (A basis point is equal to 0.01%.) These rates reflect a temporary increase generally equal to 2 basis points implemented by the FDIC in 2023. Also, for eight quarters starting in 2024, the FDIC has imposed a special assessment, of 3.36 basis points per quarter, intended to replenish the DIF in the aftermath of three large regional bank failures that occurred in March and May of 2023. In December 2025, the FDIC determined it would not be necessary to extend the initial eight-quarter collection period; in addition, the FDIC reduced the special assessment rate to 2.97 basis points for the eighth collection quarter, which has an invoice payment date of March 30, 2026.
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
Depositor Preference
Federal law provides that deposits and certain claims for administrative expenses and associate compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of the parent bank holding company, in the “liquidation or other resolution” of such an institution by any receiver.
Limitations on Acquisitions of Our Common Stock
The Change in Bank Control Act prohibits a person or group of persons acting in concert from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would generally constitute the acquisition of control of a bank holding company. In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Under the BHCA, a company is deemed to control a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve determines that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.
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
As of December 31, 2025, two of our subsidiaries were registered investment advisers which are regulated under the Investment Advisers Act of 1940. Advisory contracts with clients automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained.
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

19	2025 FORM 10-K ANNUAL REPORT

ITEM 1. BUSINESS

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
In 2016 federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions, including FHN and the Bank. In July 2024, the OCC, FDIC, Federal Housing Finance Agency and National Credit Union Administration jointly re-proposed the regulatory text of the 2016 proposal, but the FDIC rescinded its support for the re-proposal in March 2025. The Federal Reserve and the SEC did not join the re-proposal, and the proposed rule will not be published in the Federal Register until the agencies have joined. The proposed regulations have not been finalized and future implementation remains uncertain.
Non-Discrimination in Banking
In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.

20	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Item 1A.    Risk Factors
This Item highlights risks that could impact us in material ways. In this Item we have outlined risks that we believe are important to us at the present time. However, other risks may prove to be important in the future, and new risks may emerge at any time. We cannot predict all potential developments that could materially affect our financial performance or condition. Before making an investment decision, you should carefully consider the risks and uncertainties together with all of the other information included or incorporated by reference in this report.
Traditional Competition Risks
We are subject to intense competition for clients, and the nature of that competition is changing. Our competitors include national, state, and non-US banks, savings and loan associations, credit unions, consumer finance companies, trust companies, investment counseling firms, money market and other mutual funds, insurance companies and agencies, securities firms, mortgage banking companies, hedge funds, and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption within this Item 1A beginning on page 22) has intensified the competitive environment.
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
We compete to raise capital in the equity and debt markets. See Liquidity and Funding Risks beginning on page 30 of this Item 1A for additional information concerning this risk.
Traditional Strategic Risks
We may be unable to successfully implement our strategies to organically grow our businesses. We believe that the successful execution of organic growth depends upon a number of key elements, including:
•attracting and retaining clients in our commercial and consumer banking market areas and in our specialty banking markets;
•achieving and maintaining growth in our earnings while pursuing new business opportunities;
•maintaining a high level of client service while optimizing our operational infrastructures effectively and efficiently;
•managing the liquidity and capital requirements associated with growth; and
•managing effectively and efficiently the changes and adaptations necessitated by a complex and evolving regulatory environment.
We have in place strategies designed to achieve those elements that we believe are significant to us at present. Our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.
We may fail to achieve one or more key elements needed for successful business acquisitions. Our strategy for growth also includes consideration of acquisitions or strategic transactions if appropriate opportunities present themselves. To the extent we engage in such transactions, we face various additional risks relating to our ability to: realize planned strategic and tactical objectives; correctly identify, analyze, and assess the risks in the transaction; integrate the acquired business quickly and cost-effectively; and retain core clients and key associates.
We may be unable to successfully implement a disposition or wind-down of businesses or units which no longer fit our strategic plans. We consider possible closures and divestitures as we continue to adapt to a changing business and regulatory environment. Actions of this sort typically are elevated in the first few years after a significant merger. We face various risks associated with exiting a business. We may be unable to: price a sale transaction appropriately and otherwise negotiate acceptable terms; identify and implement key client, personnel, technology systems, and other transition actions to avoid or minimize negative effects on retained businesses; mitigate the loss of any pre-tax income that the exited business produced; assess and manage any loss of synergies that the exited business had with our retained businesses; or manage capital, liquidity, and other challenges that may arise if an exit results in significant legacy cash expenditures or financial loss.
Negative sentiment of stakeholders, including clients, associates, investors, regulators, and the communities we serve, could negatively impact our business. One of our key assets is our stakeholders' perception that we are trustworthy, highly ethical and competent. This

21	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

perception could be affected by our business practices, as well as by the practices of our competitors, our industry as a whole, and the parties with whom we have important relationships. Senior management oversees processes for monitoring and actively reporting on stakeholder sentiment and for ensuring that the Company and its brand continue to be viewed positively by both internal and external stakeholders.
Negative sentiment among stakeholders could hinder our ability to access the capital markets or otherwise impact our liquidity, could hamper our ability to attract new clients and retain existing ones, could impact the market value of our stock, and could undermine our ability to attract and retain talented associates, among other things. Negative sentiment regarding the reputation of our industry as a whole may result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Negative stakeholder sentiment also may increase our litigation risk. In the most extreme cases, negative stakeholder sentiment could jeopardize the safety and soundness of an institution.
Political and social fragmentation in the U.S., combined with access to social media platforms, can increase the risk of negative stakeholder sentiment in ways that might not be easily avoided by traditional means. The predominant culture within the banking industry remains traditional: in order to preserve their perceptions by key stakeholders as trustworthy, highly ethical and competent, banks generally tend to avoid involvement in political or social controversy. Increasingly, though, certain groups—having highly specific political or social agendas and with the ability to communicate their views effectively using social media platforms—have made it more difficult to maintain a traditional approach. While the potential for interest group pressure has always existed, special interest groups today, using social media platforms, are more able and willing to publicize their criticisms. Those criticisms, in turn, could result in negative stakeholder sentiment which could lead to action by legislators or regulators.
Industry Disruption
Technological innovations continue to change financial services at a rapid pace, creating new competitive challenges. We provide a large number of services remotely (online and mobile). Technology has helped us reduce costs and improve service, but also has created new competitive challenges by allowing disruptors, such as peer-to-peer lending arrangers, non-bank deposit acceptors, and non-bank digital asset financial service providers, to enter traditional banking areas, and by enabling banks to make client inroads unrelated to physical presence. The competitive risks from technological innovation are especially pronounced from the largest U.S. banks, and from online-only banks and non-bank financial technology firms (including blockchain‑based payment networks, stablecoin issuers, and digital‑asset lending and financing platforms), due in part to the large investments they are able to sustain in their digital platforms.
We seek to meet these competitive challenges through increased investments in our own digital platforms, and through strategic equity investments, but there can be no assurance that these efforts will be successful.
New technologies proliferating in the financial services industry are subject to risks and uncertainties that could impair their effectiveness or have a negative impact on our business. New technologies, services, and systems based wholly or in part on artificial intelligence are proliferating within our industry, including at our Company as we are seeking to accelerate both our data capabilities and our responsible use of artificial intelligence to deliver excellent client and associate outcomes. These technologies are subject to risks that algorithms and datasets may be flawed or insufficient or contain biased or incorrect information, risks that are exacerbated because models and processes related to artificial intelligence are not always transparent.
Responding successfully to the ongoing technology-driven evolution in the financial services industry requires substantial investment in information technology systems and innovation to develop workable proprietary solutions. The responses to technological innovation and disruption that will be successful in the long run remain unclear. Even with a substantial IT budget, we cannot match the technology spending of largest U.S. banking institutions. Therefore, like most U.S. banks, our strategy must be focused on leveraging products and solutions which are within our means, including those developed by external vendors. Our goal must be to keep pace with industry developments with a focus on improving the client’s differentiated experience with us by recognizing and responding to client needs.
Key risks for us are whether we will be able: to catch up to breakthroughs quickly enough to avoid client attrition; to adopt and enhance breakthroughs frequently enough, and without significant technical failures, to attract clients from competitors; and, if we are able to truly innovate, to press our advantage quickly before competitors adopt our innovation.
To thrive as our industry is disrupted, we will need to continue to embrace some of the attitudes of a

22	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

technology company and shed some of the traditional attitudes often associated with banking, while continuing to meet all applicable supervisory and regulatory standards. This has required, and will continue to require, an evolution in our corporate culture which, in turn, creates implementation risk. In this evolutionary process it is critical that we not lose sight of how our clients experience working with us and our systems, including those clients who still want traditionally-delivered services, those who seek and embrace the latest innovations, and those who mainly want services to be convenient, personalized, and understandable.
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
Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks. Two traditional areas—deposit fraud (check forging, check kiting, wire fraud, check washing, etc.) and loan fraud—continue to be major sources of fraud attempts and actual loss. Fraud directed against clients—generally using deception to persuade clients to transfer funds—has emerged as a third large source of fraud loss. The methods used to perpetrate and combat fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies—including the use of artificial intelligence—have made it easier for bad actors to obtain and use client personal information, mimic communications to or from clients, mimic signatures, and otherwise create false instructions and documents that appear genuine.
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
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business. Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches (see Cybersecurity Risks below), or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Also, our efforts to control expenses, which are a significant priority for us, increase our operational challenges as we strive to maintain client service and compliance at high quality and low cost.
We expect to continue making investments in operational systems that may not result in significant immediate returns. Investments in new platforms and processes support continued improvements in operations and client experiences, reductions in ongoing operating costs, and future growth. We expect to continue making investments of this sort over the next several years. Although we believe these investments are necessary and appropriate, the financial returns from such investments may not result in significant immediate returns.
Failure to build and maintain, or outsource, the necessary operational infrastructure, failure of that infrastructure to perform its functions, or failure of our disaster preparedness plans if primary infrastructure components suffer damage, can lead to risk of loss of service to clients, legal actions, and noncompliance with applicable regulatory requirements. Additional information concerning operational risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Operational Risk Management beginning on page 72 of our 2025 MD&A (Item 7).
The delivery of financial services to clients and others increasingly depends upon technologies, systems, and multi-party infrastructures which are new, creating or exacerbating several risks discussed elsewhere. Examples of the risks created or compounded by the widespread and rapid adoption of relatively new technologies include: security incursions; operational malfunctions or other disruptions; and legal claims of patent or other intellectual property infringement.
We use third-party service providers for certain bank functions. The failure, interruption, or poor performance of these third parties, whether due to cyber incidents, financial distress, operational breakdowns, or regulatory actions, could disrupt our operations, compromise data security, interfere with client services, compromise client privacy, or result in violations of laws or regulations

23	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

applicable to us and the Bank. In addition, transitioning to alternative providers may be difficult, costly or time-consuming and could require regulatory approval. Any significant disruption or deficiency involving our third-party service providers could materially and adversely affect our business, financial condition, and results of operations.
Competition for talent is substantial and increasing. Moreover, revenue retention and growth in some business lines depends substantially upon top talent. In recent years the cost of hiring and retaining top revenue-producing talent, especially in specialty areas, has increased, and that trend is likely to continue. The primary tools we use to attract and retain talent are: salaries; commission, incentive, and retention compensation programs; retirement benefits; change in control severance benefits; health and other welfare benefits; and our corporate culture. To the extent we are unable to use these tools effectively, we face the risk that, over time, our talent will leave us and we will be unable to replace those persons effectively.
Incentives might operate poorly or have unintended adverse effects. Incentive programs are difficult to design well, and even if well-designed, often must be updated to address changes in our business. A poorly designed incentive program—where goals are too difficult, too easy, or not well related to desired outcomes—could provide little useful motivation to key associates, could increase turnover, and could impact client retention. Moreover, incentive programs may create unintended adverse consequences. For example, a program focused entirely on revenue production, without proper controls, may result in costs growing faster than revenues.
We provide a wide range of services to clients, and the provision of these services may create claims against us that we provided them in a manner that harmed the client or a third party, or was not compliant with applicable laws or rules. Our services include commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, capital markets, fixed income, and mortgage banking services, among others. We manage these risks primarily through training programs, compliance programs, and supervision processes.
Our ability to successfully manage expenses is important to our long-term success, but in part is subject to risks beyond our control. Many factors can influence the amount of our expenses, as well as how quickly they grow. As our businesses change, additional expenses can arise from asset purchases, structural reorganization, evolving business strategies, and changing regulations, among other things.
We manage controllable expenses and risk through a variety of means, including selectively outsourcing or multi-sourcing various functions and procurement coordination and processes. In recent years we have actively sought to make strategic businesses more efficient primarily by investing in technology, rethinking and right-sizing our physical facilities, and rethinking and right-sizing our workforce and incentive programs.
We have also employed economic profit analysis, which attempts to relate ordinary profit to the capital employed to create that profit, with the goal of achieving higher risk-adjusted (more efficient) returns on capital employed overall.
Despite our efforts to control expenses, our costs could rise due to adverse structural changes, market shifts, inflationary pressures, or errors in judgment. In addition, our costs could be impacted by increased regulatory compliance expense as we approach and surpass $100 billion in assets, which is the next regulatory tier above us now, but the extent of any additional regulatory compliance costs remains uncertain due to evolving regulatory policies and possible legislative or regulatory change.
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
Attempted cybersecurity breaches or similar events happen frequently; they are an unavoidable part of doing business. Often, but not always, we detect and block the attempt. Often, but not always, the number of clients impacted is modest and our loss is minimal or none. However, even with significant loss prevention and mitigation systems, the risk of a financially or reputationally significant incursion cannot be eliminated. For that reason, the key goals of our processes are: block or prevent as many incursions as is practical, and detect and mitigate rapidly those that get through.
Common categories of cybersecurity incidents relevant to us, as a bank, include: account takeover, client spoofing, and payment fraud; ransomware and other malware;

24	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

client interface attacks (attempts to shut down or slow down our website or mobile app); and cloud (remote server) incursions. Common vulnerabilities include: clients, associates and third-party vendors that fall victim to malicious "phishing" emails or other communications and inappropriately share credentials allowing access to accounts or systems; older software or systems that do not have up-to-date security and are not sufficiently isolated from other systems; third-party software vulnerabilities; and third-party systems vulnerabilities. Bad actors can range from amateurs to criminal organizations to nation-states.
Cybersecurity risks for banks and other financial institutions have increased significantly in recent years in part because of the proliferation of technology-based products and services and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, nation state-supported actors, activists and other external parties. This increase is expected to continue and further intensify. The techniques used by cyber criminals change frequently, may be difficult to detect over extended periods, and can be initiated from a variety of sources, including terrorist organizations and hostile foreign governments. In addition, the effectiveness of these techniques may be further enhanced by the use of artificial intelligence.
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
Additional information concerning cybersecurity risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears under the caption Cybersecurity Risk Management beginning on page 72 of our 2025 MD&A (Item 7).
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
The operational functions of business counterparties, or businesses with which we have no relationship, may experience disruptions that could adversely impact us and over which we may have limited or no control. Although these events cannot be predicted individually, they have occurred in the past and, over time and in the aggregate, are certain to occur in the future. Possible points of incursion or disruption not within our control include retailers, utilities, insurers, health care service providers, internet service and electronic mail providers, social media portals, distant-server (“cloud”) service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers. Although our systems are not breached by these third-party incursions, they can increase fraud impacting accounts at our Bank and can cause us to take costly steps to avoid significant theft loss to our Bank and to our clients. Our ability to recoup our losses may be limited legally or practically in many situations.
Risks from Economic Downturns & Changes
Generally, in an economic downturn, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines. Delinquencies and realized credit losses generally increase during economic downturns due to an increase in liquidity problems for clients and downward pressure on collateral values. Likewise, demand for loans (at a given level of creditworthiness), deposit and other products, and financial services may decline during an economic downturn, and may be adversely affected by other global, national, regional, or local economic factors that impact demand for loans and other financial products and services. Such factors include, for example, changes in employment rates, interest rates, real estate prices, or expectations concerning rates or prices, changes in regulatory, trade (including tariffs), and tax policies and laws, and geopolitical instability or conflict. Accordingly, an economic downturn or other adverse economic change (local, regional, national, or global) can hurt our financial performance in the form of higher loan losses, lower loan production levels, lower deposit levels, compression of our net interest margin, and lower fees from transactions and services. Those effects can continue for many years after the downturn technically ends.
Because all banks are sensitive to the risk of downturns, the stock prices of all banks typically decline, sometimes substantially, if the market believes that a downturn has become more likely or is imminent. This effect can and often does occur indiscriminately, initially without much regard to different risk postures of different banks.

25	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

Risks Associated with Monetary Events
In recent years, the Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients. Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Among other things, easing strategies are intended to lower interest rates, encourage borrowing, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, discourage borrowing, tighten the money supply, and restrain economic activity. These effects significantly impact our business, including through impacts on deposit levels, and may also materially affect many of our customers.
Many external factors may interfere with the effects of the Federal Reserve's plans or cause them to be changed, perhaps quickly. Such factors include significant economic trends or events, as well as political pressures and significant international monetary policies and events. Such strategies also can affect the U.S. and worldwide financial systems in ways that may be difficult to predict.
We may be adversely affected by economic and political situations outside the U.S. The U.S. economy and the businesses of many of our clients are linked significantly to economic and market conditions outside the U.S., especially in North and Central America, Europe, and Asia, and increasingly in South America. Although our direct exposure to non-U.S.-dollar-denominated assets or non-U.S. sovereign debt is insignificant, in the future major adverse events outside the U.S. could have a substantial indirect adverse impact upon us. Key potential events which could have such an impact include (1) sovereign debt default, (2) bank and/or corporate debt default, (3) market and other liquidity disruptions, (4) the collapse of governments, alliances, or currencies, and (5) military conflicts. The methods by which such events could adversely affect us are highly varied but broadly include the following: an increase in our cost of borrowed funds or, in a worst case, the unavailability of borrowed funds through conventional markets; impacts upon our hedging and other counterparties; impacts upon our clients; impacts upon the U.S. economy, especially in the areas of employment rates, real estate values, interest rates, and inflation rates; and impacts upon us from substantial and unpredictable shifts in our regulatory environment from possible political responses to major financial disruptions.
Credit Risks
We face the risk that our clients may not repay their loans or make payments on their leases and that the realizable value of collateral and other credit support may be insufficient to avoid a charge-off. We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs have varied substantially over time, but it is extremely difficult for banks, and for investors, to know whether an upturn or downturn in credit loss is merely idiosyncratic or instead portends a major credit cycle change.
Our ability to manage credit risks depends primarily upon our ability to assess the creditworthiness of loan and lease clients and other counterparties and the value of any collateral, including real estate, among other things. We further manage credit risk by diversifying our loan and lease portfolio, by managing its granularity, and by following per-relationship lending limits. We further manage other counterparty credit risk in a variety of ways, some of which are discussed in other parts of this Item 1A and all of which have as a primary goal the avoidance of having too much risk concentrated with any single counterparty.
We record loan and lease charge-offs in accordance with accounting and regulatory guidelines and rules. As indicated in this Item 1A under the caption Accounting Risks beginning on page 33, these guidelines and rules have changed in the past and could do so again in the future, causing provision expense or charge-offs to be more volatile, or to be recognized on an accelerated basis, for reasons not always related to the underlying performance of our portfolio. Moreover, the SEC or PCAOB could take accounting positions applicable to our holding company that may be inconsistent with those taken by the Federal Reserve or other banking regulators.
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

26	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

misguided or otherwise affected with substantial adverse consequences to us.
As interest rates rise, default risk generally also rises. As borrowers’ obligations to pay interest increases, financial weaknesses generally become more evident. Initially this results in lower consumer credit scores and deteriorating commercial loan grading, and later results in higher default rates. Although interest rates began to decline in last half of 2024, the full effects of the 2022-23 rate hikes may not yet be fully reflected in loan default rates. In addition, there can be no assurance that the recent decline in interest rates will persist.
The composition of our loans inherently increases our sensitivity to certain credit risks. Our total loans and leases consist of the commercial, financial, and industrial (C&I) portfolio, the commercial real estate (CRE) portfolio, and the consumer loan portfolio.
Two large components of the C&I portfolio at year end were loans to mortgage companies and loans to finance and insurance companies. Taken together, approximately 25% of the C&I portfolio was sensitive to impacts on the financial services industry. The financial services industry is more sensitive to interest rate and yield curve changes, monetary policy, regulatory policy, changes in real estate and other asset values, and changes in general economic conditions, than many other industries. Negative impacts on the industry could dampen new lending in these lines of business and could create credit impacts for the loans in our portfolio.
The stability and value of the CRE portfolio depends substantially upon the financial health of the underlying real estate assets and upon commercial real estate market values generally. Many CRE assets are rental properties, and for those occupancy and vacancy rates are critical factors along with business trends that impact tenants. Most of the remainder are owner-occupied, significantly dependent on the financial health of the borrower. Part of our rental CRE consists of traditional office space. The COVID pandemic disrupted traditional office space demand and utilization. It is uncertain what demand and utilization will be once that disruption fully ends. Another part of our CRE portfolio consists of multi-family properties, a sector which has also been subject to recent stress.
The consumer real estate portfolio contains a number of concentrations which affect credit risk assessment of the portfolio.
•Product and collateral concentration. The consumer real estate portfolio consists primarily of consumer installment loans, and much of the remainder consists of home equity lines of credit. This entire category is secured by residential real estate.
•Geographic concentration. At year end, about 63% of the consumer real estate portfolio related to clients in three states: Florida, Tennessee, and Texas.
The consumer real estate category is highly sensitive to economic impacts on consumer clients and on residential real estate values.
Volatility in the oil and gas industry can impact us. At year end, approximately 2% of our total loans were directly related to the oil and gas industry. In addition to general credit and other risks mentioned elsewhere in this Item 1A, these businesses and their related assets are sensitive to a number of factors specific to that industry. Key among those is global demand for energy and other products from oil and gas in relation to supply. Significant oil-price volatility caused by shifts in global demand, macroeconomic and geopolitical risks, and weather conditions have had in the past, and could have in the future, an impact on our overall business in this industry. Another set of risks specific to that industry relate to environmental concerns and the risks of adverse changes in consumption habits generally.
Regulatory, Legislative, & Legal Risks
We operate in a heavily regulated industry, and our business, operations and income may be adversely affected by changes in statutes, rules, regulations, and policies governing our operations. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, investment management, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets and, in particular, on the New York Stock Exchange. We also are subject to Federal and state regulations that significantly limit the types of activities in which we, as a financial institution, may engage, and to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Failure to comply with applicable laws and regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable laws and regulations have in the past increased, and may in the future further increase, our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation within Item 1 of this report, beginning on page 10, for additional information concerning financial industry regulation.
Changes to statutes, regulations or regulatory policies, or their interpretation or implementation, and/or regulatory practices, requirements or expectations, could affect us in substantial and unpredictable ways. In particular, the potential effects of a number of proposed regulations on us remain uncertain due to legal challenges

27	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

and the 2025 changes in the U.S. presidential administration and control of the U.S. Senate, which have resulted in, and could result in additional, changing federal or state regulatory priorities.
We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, have and could in the future subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance, and any such changes, could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties, and/or damage to our brand, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We and the Bank both are required to maintain certain regulatory capital levels and ratios. U.S. capital standards are discussed in Item 1 of this report. Pressures to maintain appropriate capital levels and address business needs in a changing economy may lead to actions that could be dilutive or otherwise adverse to our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock.
Regulation of banks is tiered based on asset size; we are close to reaching $100 billion, which is currently the next tier above us. Regulatory restrictions and costs tend to increase based on asset tier. For us, significant impacts of crossing the $100 billion threshold, under current regulatory standards, include becoming subject to Category IV enhanced prudential standards and becoming at-risk for being subject to a liquidity coverage ratio requirement. Compliance costs associated with those and other over-$100-billion regulations could be significant, and many of those costs will need to be borne (and are already being borne) as we approach the $100 billion tier and proceed with upgrading compliance systems, processes, and staffing. However, current regulatory standards applicable to banks crossing the $100-billion threshold could change, possibly reducing compliance requirements and costs, due to evolving regulatory policies and possible legislative or regulatory change.
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
Political volatility within the federal government creates the potential for significant abrupt shifts in federal policy, as well as government shutdowns. Political conflict within and among branches of government has and could in the future result in abrupt policy shifts regarding bank regulation, taxes, and the economy, any of which could have significant impacts on our business and financial performance, as well as that of our commercial clients. Moreover, political conflict within and among branches of government, and within and among government agencies, has in the past risen to, and could again rise to, a level where day-to-day functions could be interrupted or impaired, including as a result of government shutdowns. Most recently, in October 2025, the U.S. government entered into a prolonged shutdown, which ended on November 12, 2025, as well as a briefer partial shutdown in February 2026, negatively impacting companies, likely including some of our commercial clients, who do substantial business with, or related to, the U.S. government. As of early 2026, the risk of additional U.S. government shutdowns, and their potential impacts, continues.
Data privacy is becoming an area of heightened legislative and regulatory focus. One prominent example is the California Consumer Privacy Act, which applies to for-profit businesses that conduct business in California and meet certain revenue and data collection thresholds, including the Bank. Further general regulation to protect data privacy appears likely. Banks in the U.S. already operate under privacy-protection laws and rules, but banking industry regulations in this area might be enlarged in response to this concern. Any enlargement of general or banking industry data privacy laws or regulations could adversely affect our business if it requires us to alter our systems or change our business practices.
Public expectations concerning corporate controls on emissions of carbon dioxide, methane, and other greenhouse gases (GHG) could, in the future, increase our operating costs and curtail some aspects of our business. At present, federal environmental regulations do not require us to monitor the direct or indirect GHG

28	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

emissions associated with building, operating, or maintaining our physical facilities, nor are we taxed or fined in relation to those emissions. Changing expectations could pressure us to physically measure, monitor, and curtail direct emissions and to estimate indirect emissions or impacts and eventually could result in federal environmental legal requirements to take those actions or to pay for measured or estimated emissions.
Recent state laws and federal disclosure rules concerning GHG emissions could impose significant additional costs upon us. Recent state and federal disclosure laws and regulations related to GHG emissions are discussed in Item
1 of this report. Should these laws become effective as adopted, they could impose significant direct and indirect costs on us, including creating systems to capture relevant data and engaging vendors to provide required assurances.
General regulation of GHG emissions, carbon taxation schemes, government subsidies for "green" industries over carbon-intensive ones, and other such political/governmental actions could substantially and directly impact us or our clients. Even if we are not directly impacted in any significant manner by such actions, impacts on clients could have a significant impact on us.
Geographic Risks
We are subject to risks of operating in various jurisdictions. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the southeastern and south-central U.S. where we do most of our traditional lending and deposit taking business. If, as on some occasions in the past, those regions of the U.S. were to experience adversity not shared by other parts of the country, we could experience adversity to a degree not shared by those competitors which have a broader or different regional footprint.
Cost increases and uncertainties impacting clients and communities in our coastal markets may jeopardize the substantial growth trends of those markets and could have a significant impact on us. A significant part of our growth prospects are concentrated in the major gulf coast markets and several markets on the southern Atlantic seacoast of the U.S. Many of our fastest growing markets, including most significantly those in Florida, have been and can be impacted significantly by hurricanes and other severe coastal weather events.
In recent years it has been widely reported that the economic costs of hurricane and other severe weather events in the U.S. gulf and southern Atlantic coastal areas have been rising significantly, triggering concerns regarding the availability, reliability, and cost of adequate property insurance. Instability in property insurance has made, and will continue to make, our business decisions more difficult, while also increasing our risks of loan loss. More fundamentally, elevated insurance and casualty costs blunt a key factor driving growth in many of these high-growth markets: lower costs of living. If market growth slows, our business could be impacted.
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
Insurance
Our property and casualty insurance may not cover, or may be inadequate to fully cover, the risks that we face, and we may be adversely affected by a default by insurers. We use insurance to mitigate a number of risks, including damage or destruction of property and losses as well as legal and other liability, including for cyber-related incidents. Not all such risks are insured, in any given insured situation our insurance may be inadequate to cover all loss, and many risks we face are uninsurable. For those risks that are insured, we also face the risks that the insurer may default on its obligations or refuse to honor them. We treat the risk of default as a type of credit risk, which we manage by reviewing the insurers that we use and by striving to use more than one insurer when practical. The risk of refusal, whether due to honest disagreement or bad faith, is inherent in any contractual situation.
A portion of our consumer loan portfolio involves mortgage default insurance. If a default insurer were to experience a significant credit downgrade or were to become insolvent, that could adversely affect the carrying value of loans insured by that company, which could result in an immediate increase in our loan loss provision or write-down of the carrying value of those loans on our

29	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
Liquidity & Funding Risks
Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, may materially and adversely affect our businesses, results of operations, financial condition, and cash flows. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results. Our funding requirements in 2025 were met principally by deposits, by financing from other financial institutions, and by funds obtained from the capital markets.
Deposits traditionally have provided our most affordable funds and deposits by far are the largest portion of our funding. However, deposit trends can shift with economic conditions and with public perception of risk in the banking industry or of risk in our Bank in particular. That shift can be sudden and extreme. If public confidence fails, deposit levels in our Bank could fall, perhaps quickly, as depositors seek safety and are able to move their funds rapidly. In the mildest version of this scenario, we could be forced to raise interest rates we pay on our deposits, raising costs appreciably. In a severe case, deposit flight could render the Bank insolvent.
In the first half of 2023, following the failure of three large U.S. regional banks, we experienced significant but much more modest levels of run-off, which we successfully countered with a significant deposit campaign.
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
Deposit levels may be affected, fairly quickly, by changes in monetary policy. The Federal Reserve began reducing short-term rates in the last half of 2024 based on economic events during the year, including reduced inflationary pressures, employment data, and overall economic activity, and rate reductions continued in 2025, leading to decreased competition for deposits. However, even in a declining interest rate environment, quantitative tightening by the Federal Reserve can trigger increased competition for deposits. Whether, and to what extent, economic conditions will support continued short-term rate reductions in 2026 remains uncertain.
Loss of deposits or a change in deposit mix could increase our funding costs. Deposits generally are a low cost and stable source of funding. We compete with banks and other financial institutions, including (more recently) digital asset providers, for deposits and as a result, we could lose deposits in the future, or we may need to raise interest rates to avoid deposit attrition. Funding costs may also increase if deposits lost are replaced with wholesale funding. Higher funding costs reduce our net interest margin, net interest income, and net income.
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

30	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

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
We also depend upon financing from private institutional or other investors by means of the capital markets. In the past, we have issued and sold preferred stock, as well as senior and subordinated notes. We expect to, and believe we could, access the capital markets in the future. Risk remains, however, that capital markets may become unavailable to us for reasons beyond our control.
A number of more general factors could make funding more difficult, more expensive, or unavailable on affordable terms. These include, but are not limited to, our financial results, organizational or political changes, adverse impacts on key stakeholder sentiment, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and could become more difficult due to economic and other factors beyond our control.
Credit Ratings
Our credit ratings directly affect the availability and cost of our unsecured funding. Our holding company (the Corporation) and our Bank currently receive ratings from rating agencies for unsecured borrowings. A rating below investment grade typically reduces availability and increases the cost of market-based funding. At December 31, 2025, both rating agencies rated the unsecured senior debt of the Corporation and of the Bank as investment grade. To the extent that in the future we depend on institutional borrowing and the capital markets for funding and capital, we could experience reduced liquidity and increased cost of unsecured funding if our debt ratings were lowered, particularly if lowered below investment grade. In addition, other actions by ratings agencies can create uncertainty about our ratings in the future and thus can adversely affect the cost and availability of funding, including placing us on negative outlook or on watchlist.
Reductions in our credit ratings could result in counterparties reducing or terminating their relationships with us. Some parties with whom we do business have internal policies restricting the business that can be done with financial institutions that have credit ratings lower than a certain threshold.
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
Interest Rate & Yield Curve Risks
We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money and investing in financial instruments. A considerable portion of our funding comes from short-term and demand deposits, while a sizable portion of our lending and investing is in medium-term and long-term instruments. Changes in interest rates directly impact our revenues and expenses and could expand or compress our net interest margin. We actively manage our balance sheet to control the risks of a reduction in net interest margin brought about by ordinary fluctuations in rates. In addition, our fixed income business tends to perform better when rates decline or markets are moderately volatile, which tends to partially offset net interest margin compression.
A flat or inverted yield curve may reduce our net interest margin and adversely affect our lending and fixed income businesses. The yield curve is a reflection of interest rates, at various maturities, applicable to assets and liabilities. Historically, the yield curve is usually upward sloping (higher rates for longer terms and lower rates for shorter terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare but has happened several times in the past. A flat or inverted yield curve tends to decrease net interest margin, which adversely impacts our lending businesses, and it

31	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

tends to reduce demand for long-term debt securities, which adversely impacts the revenues of our fixed income business.
Expectations by the market regarding the direction of future interest rate movements can impact the demand for and value of our fixed income investments and can impact the revenues of our fixed income business. Demand for, and the value of, our fixed income investments is negatively impacted during times of rising interest rates. The last rising rate cycle started in 2022 and continued through 2023. The improvement in the shape of the yield curve in the second half of 2024, which continued in 2025, subsequently resulted in an increase in fixed income values and revenues.
Events affecting interest rates, markets, and other factors may adversely affect the demand for our products and services in our fixed income business. As a result, disruptions in those areas may adversely impact our earnings in that business unit.
Asset Inventories & Market Risks
The trading securities inventories and loans held for sale in our fixed income business are subject to market and credit risks. In the course of that business we hold trading securities inventory and loan positions for purposes of distribution to clients, and we are exposed to certain market risks attributable principally to interest rate risk and credit risk associated with those assets. We manage the risks of holding inventories of securities and loans through certain market risk management policies and procedures, including, for example, hedging activities and Value-at-Risk (“VaR”) limits, trading policies, modeling, and stress analyses. Additional information concerning these risks and our management of them appears under the caption Market Risk Management beginning on page 68 of our 2025 MD&A (Item 7).
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
Our hedging activities may be ineffective, may not adequately hedge our risks, and are subject to credit risk. In the normal course of our businesses we attempt to create partial or full economic hedges of various, though not all, financial risks. Hedging creates certain risks for us, including the risk that the other party to the hedge transaction will fail to perform (counterparty risk), and the risk that the hedge will not fully protect us from loss as intended (hedge ineffectiveness risk). Unexpected counterparty failure or hedge ineffectiveness could have a significant adverse effect on our liquidity and earnings.
Mortgage Business Risks
Two of our mortgage-related businesses—mortgage origination and lending to mortgage companies—are highly sensitive to interest rates and rate cycles. When rates are higher, client activity (and our related income) tends to be muted. Lower rates tend to foster higher activity. The U.S. experienced extremely low interest rates for several years, ending in early 2022. Higher rates since 2022 have negatively impacted our income from these businesses.
We have contractual risks from our mortgage business. Our traditional mortgage business includes home mortgages some of which we sell, rather than hold, as well as home mortgages which qualify for a government-guarantee program. The mortgage terms conform to the requirements of the mortgage buyers or government agencies, and we make representations to those buyers or agencies concerning conformity of each mortgage at origination. Although the buyers and agencies generally take the risk that a mortgage defaults, we retain the risk that our representations were materially incorrect. In such a case, the buyer or agency generally has the power to force us to take the loan back for its face value, or to make the buyer or agency whole for its loss.
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

32	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

when and how we interact with consumer clients. The requirements can be complex and difficult for us to administer, especially if a client experiences difficulty with the mortgage loan. Failure to follow the applicable rules can result in significant penalties or other loss for us.
Accounting Risks
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant subjective and complex estimates that affect the financial statements. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. Accordingly, as actual events unfold, estimates may be adjusted. If our estimates are inaccurate or need to be adjusted, our financial condition and results of operations could be materially impacted.
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
Changes in accounting rules can significantly affect how we record and report assets, liabilities, revenues, expenses, and earnings. Although such changes generally affect all companies in a given industry, in practice changes sometimes have a disparate impact due to differences in the circumstances or business operations of companies within the same industry. Changes in accounting rules are beyond our control, can be hard to predict, and have had in the past, and could have in the future, a material impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retrospectively, which may result in us having to revise our prior period financial statements by material amounts.
Changes in regulatory rules can create significant accounting impacts for us. Because we operate in a regulated industry, we prepare regulatory financial reports based on regulatory accounting standards. Changes in those standards have had in the past, and could have in the future, significant impacts upon us in terms of regulatory compliance and financial reporting.
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
Share Owning & Governance Risks
The principal source of cash flow to pay dividends on our stock, as well as service our debt, is dividends and distributions from the Bank, and the Bank may become unable to pay dividends to us. First Horizon Corporation primarily depends upon common dividends from the Bank for cash to fund dividends we pay to our common and preferred shareholders, and to service our outstanding debt. Whether the Bank is able to pay dividends depends on its ability to generate sufficient net income to meet certain regulatory requirements, and the amount of such dividends may then be limited by federal and state laws. In addition, in certain circumstances, regulatory constraints might limit or prevent the Bank from declaring and paying dividends to us without regulatory approval. Also, we are required to provide financial support to the Bank. Accordingly, at any given time a portion of our funds may need to be used for that purpose and therefore would be unavailable for dividends.
Our shareholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand. If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common shareholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and any additional issuances could be at a sales price which is dilutive to current shareholders. We may also issue equity securities directly as consideration for acquisitions we may make that would be dilutive to shareholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically. We have engaged in securities issuances in the past that have resulted in the effects described in this paragraph and could do so again in the future.

33	2025 FORM 10-K ANNUAL REPORT

ITEM 1A. RISK FACTORS

We must pay all preferred dividends ahead of any common dividends. Currently we have four series of preferred stock outstanding, one issued by the Bank and three by First Horizon Corporation. Under the terms of the preferred stock, no dividends can be declared or paid on shares of common stock, and no shares of common stock can be repurchased, redeemed or otherwise acquired by First Horizon or the Bank, unless the full dividends for the most recently completed dividend period for each series of preferred stock have been declared and paid in full or declared and a sum sufficient for payment of those dividends has been set aside. Subject to capital needs and market conditions, additional series of preferred stock may be issued in the future.
Provisions of Tennessee law, and certain provisions of our charter and bylaws, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be at a price attractive to many of our shareholders. In addition, federal banking laws prohibit non-financial-industry companies from owning a bank and require regulatory approval of any change in control of a bank, and Tennessee banking laws require prior regulatory approval of the acquisition of control of a Tennessee bank (or a person controlling such a bank).
Certain legal rights of holders of our common stock and of depositary shares related to our preferred stock to pursue claims against us or the depositary, as applicable, are limited by our bylaws and by the terms of the deposit agreements. Our bylaws provide that, unless we consent in writing to an alternative forum, a state or federal court located within Shelby County in the State of Tennessee will be the sole and exclusive forum for (i) any derivative action or proceeding brought in our right or name, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other associate of ours to us or our shareholders, (iii) any action asserting a claim against us or any director, officer or other associate of ours arising pursuant to any provision of the Tennessee Business Corporation Act or our charter or bylaws, or (iv) any action asserting a claim against us or any director, officer or other associate of ours that is governed by the internal affairs doctrine. In addition, each deposit agreement between us and the depositary, which governs the rights of the depositary shares related to our Series C preferred stock, provides that any action or proceeding arising out of or relating in any way to the deposit agreement may only be brought in a state court located in the State of New York or in the United States District Court for the Southern District of New York.
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

34	2025 FORM 10-K ANNUAL REPORT

ITEM 1B. UNRESOLVED STAFF COMMENTS THROUGH ITEM 4. MINE SAFETY DISCLOSURES

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
The Cybersecurity Risk Management section within our 2025 MD&A (Item 7), beginning on page 72 of this report, is incorporated herein by reference.
Item 2.    Properties
We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations. In addition to the banking centers and other offices mentioned in Item 1, we own or lease other offices and office buildings, such as our headquarters building at 165 Madison Avenue in downtown Memphis, Tennessee. Although some of these other offices contain banking centers or other client-facing offices, primarily they are used for operational and administrative functions. Our operational and administrative offices are located in several cities where we have banking centers. At December 31, 2025, we believe our physical properties are suitable and adequate for the businesses we conduct.
Item 3.    Legal Proceedings
The Contingencies section from Note 16—Contingencies and Other Disclosures, beginning on page 141 of this report within our 2025 Financial Statements (Item 8), is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

35	2025 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Supplemental Part I Information
Executive Officers of the Registrant
The following is a list of our executive officers, as defined by Securities and Exchange Commission rules, along with certain supplemental information, all presented as of February 20, 2026. The executive officers generally are elected at the April meeting of our Board of Directors for a term of one year and until their successors are elected and qualified.
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
Elizabeth A. Ardoin Age: 56
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

Ashley W. Argo Age: 47
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

Hope Dmuchowski Age: 47 Principal Financial Officer
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

Jeff L. Fleming Age: 64 Principal Accounting Officer
Executive Vice President—Chief Accounting Officer and Corporate Controller of First Horizon & the Bank (2012)
Mr. Fleming assumed the role of Executive Vice President—Chief Accounting Officer and Corporate Controller in 2012. Previously, starting in 1984, he held several positions with us, most recently (before his current role) Executive Vice President—Corporate Controller (2010-2011).

Tanya L. Hart Age: 56
Senior Executive Vice President—Chief Human Resources Officer of First Horizon & the Bank (2024)
Mrs. Hart assumed the role of Senior Executive Vice President—Chief Human Resources Officer of First Horizon & the Bank in October 2024, after serving as Executive Vice President—Chief Human Resources Officer since November 2021. Previously, starting in 1991, Mrs. Hart served in several roles with First Horizon and the Bank, most recently (before her current role) Executive Vice President—Total Rewards (2016-2021)

Thomas Hung Age: 44
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

36	2025 FORM 10-K ANNUAL REPORT

SUPPLEMENTAL PART I INFORMATION

Name & Age	Current (Year First Elected to Office) and Recent Offices & Positions
D. Bryan Jordan Age: 64 Principal Executive Officer
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

Tammy S. LoCascio Age: 57
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

Anthony J. Restel Age: 56
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

T. Lang Wiseman Age: 54
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
Dane P. Smith
Senior Vice President
Corporate Treasurer

37	2025 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock; Common Shareholders
Our sole class of common stock, $0.625 par value, is listed and trades on the New York Stock Exchange LLC under the symbol FHN. At December 31, 2025, there were approximately 7,873 shareholders of record of our common stock.
Sales of Unregistered Common and Preferred Stock
Common Stock. Not applicable.
Preferred Stock. Not applicable.
Repurchases by Us of Our Common Stock
Under authorizations from our Board of Directors, we may repurchase common shares from time to time for general purposes, subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations, as well as to cover tax obligations associated with stock-based awards under our compensation plans. We evaluate the level of capital and take action designed to generate or use capital as appropriate for the interests of the shareholders.
Additional information concerning repurchase activity during the final three months of 2025 is presented in Tables 7.22, 7.23 and 7.24, and the surrounding notes and other text under the caption Common Stock Purchase Programs beginning on page 65 of our 2025 MD&A (Item 7), which information is incorporated herein by this reference.
Total Shareholder Return Performance Graph
The “Total Shareholder Return 2020-2025” performance graph below, along with Table 5.1, is “furnished” and not “filed” as part of this report, and is not deemed to be soliciting material. Notwithstanding anything to the contrary set forth in this report or in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings by reference, including this report in whole or in part, neither the “Total Shareholder Return 2020-2025” performance graph nor Table 5.1 shall be incorporated by reference into any such filings.
The “Total Shareholder Return 2020-2025” performance graph compares the yearly percentage change in our cumulative total shareholder return with returns based on the Standard and Poor’s 500, the Keefe, Bruyette & Woods (KBW) Nasdaq Regional Banking Index (KRX), and the KBW Nasdaq Bank Index (BKX). The graph assumes $100 is invested on December 31, 2020 and dividends are reinvested. Returns are market-capitalization weighted.
At year-end 2020 and later, FHN is included in the KBW Nasdaq Bank Index (BKX). The change in index from the KBW Nasdaq Regional Banking Index for 2019 and earlier resulted from the merger of equals in 2020 between FHN and IBERIABANK Corporation.
At year-end 2022, FHN's stock price was significantly boosted by the then-pending acquisition of FHN by TD for an all-cash purchase price of over $25 per FHN share.

38	2025 FORM 10-K ANNUAL REPORT

ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS, & EQUITY PURCHASES AND ITEM 6.

After TD was unable to obtain regulatory approval, the TD Transaction was terminated by the parties in May 2023.

Table 5.1
TOTAL SHAREHOLDER RETURN DATA

	2020	2021	2022	2023	2024	2025
First Horizon Corporation (FHN)	$100.00	$132.63	$204.16	$123.51	$182.38	$222.72
S&P 500 Index	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
KBW Nasdaq Regional Banking Index (KRX)	$100.00	$136.65	$127.19	$126.69	$143.42	$152.74
KBW Nasdaq Bank Index (BKX)	$100.00	$138.34	$108.74	$107.77	$147.87	$196.02
Data source: Bloomberg

Item 6.    [Reserved]

39	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

TABLE OF ITEM 7 TOPICS

40	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Introduction
First Horizon Corporation (NYSE common stock trading symbol “FHN”) is a financial holding company headquartered in Memphis, Tennessee. FHN’s principal subsidiary, and only banking subsidiary, is First Horizon Bank. Through the Bank and other subsidiaries, FHN offers commercial, private banking, consumer, small business, wealth and trust management, retail brokerage, capital markets, fixed income, and mortgage banking services. At December 31, 2025, FHN had over 450 business locations in 23 states, including over 400 banking centers in 12 states, and employed approximately 7,400 associates.
This MD&A should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, as well as with the other information contained in this report.
Financial Performance Summary
Table 7.1
SELECTED FINANCIAL DATA

	For the years ended December 31,
(Dollars in millions, except per share data)	2025	2024	2023
Pre-provision net revenue (a)	$1,345	$1,155	$1,388
Diluted earnings per common share	$1.87	$1.36	$1.54
Return on average assets (b)	1.22%	0.97%	1.12%
Return on average common equity (c)	11.30%	8.80%	11.01%
Return on average tangible common equity (a) (d)	14.01%	10.99%	14.10%
Net interest margin (e)	3.47%	3.35%	3.42%
Noninterest income to total revenue (f)	23.30%	23.44%	26.83%
Efficiency ratio (g)	60.66%	62.06%	59.91%
Allowance for loan and lease losses to total loans and leases	1.15%	1.30%	1.26%
Net charge-offs (recoveries) to average loans and leases	0.19%	0.18%	0.28%
Total period-end equity to period-end assets	10.90%	11.09%	11.38%
Tangible common equity to tangible assets (a)	8.37%	8.37%	8.48%
Cash dividends declared per common share	$0.60	$0.60	$0.60
Book value per common share	$17.53	$16.00	$15.17
Tangible book value per common share (a)	$14.20	$12.85	$12.13
Common equity Tier 1	10.63%	11.20%	11.40%
Market capitalization	$11,587	$10,559	$7,913
(a)Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table 7.33.
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

2025 Financial Performance Review
FHN reported net income available to common shareholders of $956 million, or $1.87 per diluted share, for the year ended December 31, 2025, an increase of $218 million compared to $738 million, or $1.36 per diluted share, for the same period of 2024.
Net interest income of $2.6 billion increased $111 million compared to 2024, largely driven by lower deposit pricing and higher loan balances, specifically in high-yielding loans to mortgage companies. The net interest margin increased 12 basis points to 3.47% compared to 3.35% in 2024.
Provision for credit losses decreased to $65 million compared to $150 million in 2024, largely reflecting declines in criticized and classified loans and a more favorable portfolio mix. Net charge-offs were $120 million,

41	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

or 19 basis points, compared to $112 million, or 18 basis points in 2024. The ACL to loans ratio decreased to 1.31% from 1.43% in 2024, reflecting criticized and classified loan resolutions throughout the year as well as a favorable portfolio mix shift.
Noninterest income of $797 million increased $118 million, or 17%, from 2024, largely driven by the prior year impact of $91 million in net securities losses from a restructuring of the securities portfolio. In addition, the countercyclical businesses improved during 2025 as fixed income increased $19 million and mortgage banking income increased $8 million.
Noninterest expense of $2.1 billion increased $39 million, or 2%, from 2024, largely attributable to higher personnel expense from talent additions and increases in occupancy, software, and legal and professional fees, partially offset by lower deposit insurance expense.
Period-end loans and leases of $64.2 billion increased $1.6 billion from December 31, 2024, largely driven by commercial loan growth, as loans to mortgage companies and other C&I loans each grew $1.2 billion, offset by a decline in CRE loans of $858 million.
Period-end deposits of $67.5 billion increased $1.9 billion from December 31, 2024, as interest-bearing deposits increased $2.1 billion and noninterest-bearing deposits decreased $198 million.
Tier 1 risk-based capital and total risk-based capital ratios at December 31, 2025 were 11.51% and 13.35%, respectively, compared to 12.22% and 14.25% at December 31, 2024. The CET1 ratio was 10.63% at December 31, 2025 compared to 11.20% at December 31, 2024.
Results of Operations—2025 compared to 2024
Following is a discussion of FHN's results of operations for 2025 compared to 2024. For a description of FHN's results of operations for 2024, see Results of Operations - 2024 compared to 2023 in Item 7 in the 2024 Form 10-K which is incorporated herein by reference.
Net Interest Income
Net interest income is FHN's largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on average interest-earning assets and the effective cost of interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB, and market interest rates.
Net interest income of $2.6 billion in 2025 increased $111 million, or 4%, from 2024. The increase was largely attributable to lower deposit pricing, partially offset by lower loan yields. Interest income decreased $166 million, largely driven by lower interest on loans and leases of $176 million. Interest expense decreased $277 million, largely due to lower interest expense on deposits of $281 million.
FHN's net interest margin increased 12 basis points to 3.47% in 2025 compared to 2024 and the net interest spread increased 31 basis points to 2.69% over the same period. The increase in the margin was attributable to a 57 basis point decrease in the cost of interest-bearing liabilities, partially offset by a 26 basis point decrease in earning asset yields.
Total average earning assets increased $469 million in 2025, largely driven by average loan growth of $605 million and a $220 million increase in average trading securities, partially offset by lower average interest-bearing deposits with banks of $351 million. Total average interest-bearing liabilities increased $937 million, largely driven by an increase of $514 million in federal funds purchased and securities sold under agreements to repurchase, $206 million in term borrowings, and average interest-bearing deposit growth of $224 million.
The following table presents the major components of net interest income and net interest margin.

42	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.2
AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS/RATES

(Dollars in millions)	2025			2024			2023
Assets:	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Loans and leases:
Commercial loans and leases	$47,762	$2,964	6.21%	$47,429	$3,166	6.68%	$46,175	$2,958	6.41%
Consumer loans	14,848	745	5.01	14,576	720	4.93	13,994	630	4.48
Total loans and leases	62,610	3,709	5.92	62,005	3,886	6.27	60,169	3,588	5.96
Loans held for sale	497	34	6.79	472	36	7.61	664	51	7.71
Investment securities	9,295	284	3.06	9,386	244	2.60	9,912	250	2.52
Trading securities	1,619	92	5.66	1,399	85	6.12	1,179	78	6.62
Federal funds sold	8	—	4.73	39	2	5.61	61	4	5.56
Securities purchased under agreements to resell	658	27	4.12	566	29	5.01	318	15	4.81
Interest-bearing deposits with banks	1,254	54	4.32	1,605	85	5.29	2,504	130	5.20
Total earning assets / Total interest income	$75,941	$4,200	5.53%	$75,472	$4,367	5.79%	$74,807	$4,116	5.50%
Cash and due from banks	878			917			1,012
Goodwill and other intangible assets, net	1,633			1,674			1,720
Premises and equipment, net	560			580			596
Allowance for loan and lease losses	(809)			(812)			(740)
Other assets	3,816			3,991			4,288
Total assets	$82,019			$81,822			$81,683

Liabilities and shareholders' equity:
Interest-bearing deposits:
Savings	$26,366	$704	2.67%	$25,941	$848	3.27%	$23,547	$679	2.88%
Other interest-bearing deposits	16,729	389	2.32	16,215	449	2.77	15,300	351	2.30
Time deposits	6,509	246	3.77	7,224	323	4.47	6,095	236	3.87
Total interest-bearing deposits	49,604	1,339	2.70	49,380	1,620	3.28	44,942	1,266	2.82
Federal funds purchased	801	34	4.32	420	22	5.34	349	18	5.12
Securities sold under agreements to repurchase	1,853	57	3.07	1,720	66	3.83	1,426	52	3.66
Trading liabilities	644	26	4.01	555	24	4.22	301	12	4.16
Other short-term borrowings	685	30	4.37	781	42	5.38	2,688	140	5.19
Term borrowings	1,386	78	5.65	1,180	67	5.63	1,335	72	5.39
Total interest-bearing liabilities / Total interest expense	$54,973	$1,564	2.84%	$54,036	$1,841	3.41%	$51,041	$1,560	3.06%
Noninterest-bearing deposits	15,831			16,297			19,341
Other liabilities	2,073			2,353			2,396
Total liabilities	72,877			72,686			72,778

Shareholders' equity	8,847			8,841			8,610
Noncontrolling interest	295			295			295
Total shareholders' equity	9,142			9,136			8,905
Total liabilities and shareholders' equity	$82,019			$81,822			$81,683

Net earning assets / Net interest income (TE) / Net interest spread	$20,968	$2,636	2.69%	$21,436	$2,526	2.38%	$23,766	$2,556	2.44%
Taxable equivalent adjustment		(14)	0.78		(15)	0.97		(16)	0.98
Net interest income / Net interest margin (a)		$2,622	3.47%		$2,511	3.35%		$2,540	3.42%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

43	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the changes in interest income and interest expense due to changes in both average rate and average volume.

Table 7.3
ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) Due to (a)			Increase (Decrease) Due to (a)
(Dollars in millions)	Rate (b)	Volume (b)	Total	Rate (b)	Volume (b)	Total
Interest income:
Loans and leases (c)	$(213)	$36	$(177)	$183	$115	$298
Loans held for sale	(4)	2	(2)	(1)	(14)	(15)
Investment securities (c)	43	(3)	40	7	(13)	(6)
Trading securities	(6)	13	7	(6)	13	7
Other earning assets:
Federal funds sold	—	(2)	(2)	—	(2)	(2)
Securities purchased under agreements to resell	(6)	4	(2)	1	13	14
Interest-bearing deposits with banks	(14)	(17)	(31)	2	(47)	(45)
Total other earning assets	(20)	(15)	(35)	3	(36)	(33)
Total change in interest income - earning assets	$(200)	$33	$(167)	$186	$65	$251
Interest expense:
Interest-bearing deposits:
Savings	$(158)	$14	$(144)	$96	$73	$169
Other interest-bearing deposits	(74)	14	(60)	75	23	98
Time deposits	(47)	(30)	(77)	39	48	87
Total interest-bearing deposits	(279)	(2)	(281)	210	144	354
Federal funds purchased	(5)	17	12	1	3	4
Securities sold under agreements to repurchase	(14)	5	(9)	2	12	14
Trading liabilities	(1)	3	2	—	12	12
Other short-term borrowings	(7)	(5)	(12)	4	(102)	(98)
Term borrowings	—	11	11	3	(8)	(5)
Total change in interest expense - interest-bearing liabilities	(306)	29	(277)	220	61	281
Net interest income, taxable equivalent	$106	$4	$110	$(34)	$4	$(30)

(a)    The changes in interest due to both rate and volume have been allocated to change due to rate and change due to volume in proportion to the absolute amounts of the changes in each.
(b)    Variances are computed on a line-by-line basis and are non-additive.
(c)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21% and, where applicable, state income taxes.

44	2025 FORM 10-K ANNUAL REPORT

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
Provision for credit losses decreased to $65 million in 2025, compared to $150 million in 2024, largely reflecting declines in criticized and classified loans and a more favorable portfolio mix. Net charge-offs were $120 million in 2025 compared to $112 million in 2024.
For additional information about general asset quality trends, refer to the Allowance for Credit Losses and the Asset Quality sections in this MD&A.
Noninterest Income
The following table presents the significant components of noninterest income for each of the periods presented.
Table 7.4
NONINTEREST INCOME

				2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Noninterest income
Fixed income	$206	$187	$133	$19	10%	$54	41%
Deposit transactions and cash management	169	176	179	(7)	(4)	(3)	(2)
Brokerage, management fees and commissions	105	101	90	4	4	11	12
Card and digital banking fees	74	77	77	(3)	(4)	—	—
Other service charges and fees	60	51	54	9	18	(3)	(6)
Trust services and investment management	51	48	47	3	6	1	2
Mortgage banking income	43	35	23	8	23	12	52
Gain on merger termination	—	—	225	—	—	(225)	(100)
Securities gains (losses), net	1	(89)	(4)	90	NM	(85)	NM
Other income	88	93	103	(5)	(5)	(10)	(10)
Total noninterest income	$797	$679	$927	$118	17%	$(248)	(27)%

NM – Not meaningful
Noninterest income of $797 million increased $118 million from $679 million in 2024, largely driven by prior year securities losses of $91 million from a restructuring of the AFS portfolio, as well as increases in fixed income and mortgage banking income. Noninterest income represented 23% and 21% of total revenue for 2025 and 2024, respectively.
Fixed income improved $19 million, or 10%, for 2025 compared to 2024. Fixed income product revenue increased $13 million, largely driven by more favorable market conditions. Revenue from other products increased $6 million, largely driven by increases in revenues from loan sales.
Deposit transactions and cash management fees decreased $7 million, largely attributable to lower overdraft fees.
Other service charges and fees increased $9 million, largely driven by elevated income related to the equipment finance lease business.
Mortgage banking income of $43 million increased $8 million from $35 million in 2024, largely driven by a $5 million gain from a sale of mortgage servicing rights.

45	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for each of the periods presented.
Table 7.5
NONINTEREST EXPENSE

				2025 vs. 2024		2024 vs. 2023
(Dollars in millions)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Noninterest expense
Personnel expense	$1,159	$1,137	$1,100	$22	2%	$37	3%
Net occupancy expense	139	130	123	9	7	7	6
Computer software	138	121	111	17	14	10	9
Operations services	96	94	87	2	2	7	8
Legal and professional fees	86	64	49	22	34	15	31
Advertising and public relations	54	48	71	6	13	(23)	(32)
Deposit insurance expense	42	64	122	(22)	(34)	(58)	(48)
Contract employment and outsourcing	38	51	49	(13)	(25)	2	4
Amortization of intangible assets	38	44	47	(6)	(14)	(3)	(6)
Contributions	26	18	61	8	44	(43)	(70)
Other expense	258	264	259	(6)	(2)	5	2
Total noninterest expense	$2,074	$2,035	$2,079	$39	2%	$(44)	(2)%

Noninterest expense of $2.1 billion increased $39 million, or 2%, compared to 2024.
Personnel expense of $1.2 billion increased $22 million compared to 2024, reflecting talent additions throughout the year, partially offset by a decline in deferred compensation expense.
Net occupancy expense increased $9 million, computer software expense increased $17 million and legal and professional fees increased $22 million in 2025, largely attributable to strategic investments in various technology, risk and product initiatives.
Deposit insurance expense declined $22 million, largely attributable to a $9 million special assessment expense credit in 2025, compared to $9 million in special assessment expense in 2024.
Contract employment and outsourcing decreased $13 million compared to 2024, as expenses related to recent technology projects were completed.
Contributions expense increased $8 million, largely driven by a $20 million contribution to the First Horizon Foundation in 2025, compared to a $10 million contribution in 2024.
Other expense included $25 million in Visa derivative valuation expense in 2025 compared to $15 million in 2024, offset by declines in other miscellaneous losses when comparing the periods.

Income Taxes
FHN recorded income tax expense of $282 million in 2025 compared to $211 million in 2024, resulting in an effective tax rate of 22.1% and 21.0%, respectively.
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
A deferred tax asset ("DTA") or deferred tax liability ("DTL") is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of December 31, 2025, FHN’s gross DTA after valuation allowance and gross DTL were $672 million and $580 million, respectively, resulting in a net DTA of $92 million at December 31, 2025,

46	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

compared with a net DTA of $227 million at December 31, 2024.
As of December 31, 2025, FHN had DTA balances related to federal and state income tax carryforwards of $36 million and $4 million, respectively, which will expire at various dates. Refer to Note 14 - Income Taxes for additional information.
Based on current analysis, FHN believes that its ability to realize the net DTA is more likely than not. FHN monitors its net DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
FHN and its eligible subsidiaries are included in a consolidated federal income tax return. FHN files separate returns for subsidiaries that are not eligible to be included in a consolidated federal income tax return. Based on the laws of the applicable states where it conducts business operations, FHN either files consolidated, combined, or separate returns. The statute of limitations for FHN’s consolidated federal income tax returns remains open for tax years 2022 through 2024. Additionally, 2019-2021 could be subject to limited review related to refund claims and amended returns filed. With few exceptions, the statute of limitations for FHN's state income tax returns remains open for tax years 2021 through 2024. Most states have a three to four year limitation for assessments. On occasion, as federal or state auditors examine the tax returns of FHN and its subsidiaries, FHN may extend the statute of limitations for a reasonable period. Otherwise, the statutes of limitations remain open only for tax years in accordance with federal and state statutes. The earliest year under state audit is 2016. See Note 14 - Income Taxes to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.
Federal Tax Legislation
On July 4, 2025, federal legislation commonly referred to as the “One Big Beautiful Bill Act” was enacted, resulting in changes to U.S. federal income tax law. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and tax credits. The accelerated federal tax deductions for bonus depreciation and research or experimental expenditures will reduce FHN's federal tax liability starting in 2025. Since these provisions solely reflect differences in timing for tax deductions, they do not affect the recorded amounts of income tax expense. FHN does not expect a significant impact from provisions that sunset certain Section 48E Clean Electricity Tax Credits on its future financial results. FHN applies the deferral method to all Section 48E credits, resulting in offset of the credit amount against the related loan/lease and amortization of the credit to interest income over the life of the loan/lease, which typically have long durations. Provisions limiting the deductibility of annual corporate charitable deductions to amounts in excess of 1% of taxable income may affect the timing and amount of charitable donations.
Business Segment Results
FHN's reportable segments include Commercial, Consumer & Wealth, Wholesale, and Corporate. See Note 19 - Business Segment Information to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional disclosures related to FHN's segments.
Commercial, Consumer & Wealth
The Commercial, Consumer & Wealth segment generated pre-tax income of $1.5 billion in 2025 compared to $1.4 billion in 2024, an increase of $123 million.
Net interest income of $2.6 billion increased $38 million, reflecting lower deposit pricing, partially offset by the impact of lower loan yields.
Provision for credit losses decreased $108 million, largely reflecting the impact of reductions in criticized and classified loans and a more favorable portfolio mix.
Noninterest income increased $3 million, as increases in other service charges and fees and brokerage, management fees and commissions were offset by declines in deposit transactions and cash management income and insurance commissions.
Noninterest expense increased $26 million, largely driven by higher technology-related expenses and operations expenses allocated to the segment in the current year, partially offset by a decline in other expenses.
Wholesale
Pre-tax income of $157 million in the Wholesale segment increased $35 million compared to 2024, largely reflecting a $65 million increase in revenue, partially offset by a $21 million increase in noninterest expense.
Net interest income increased $39 million, primarily attributable to higher income from growth in loans to mortgage companies. Fixed income of $206 million increased $19 million, largely driven by more favorable market conditions. Mortgage banking income of $41 million increased $8 million, largely reflecting a $5 million gain on mortgage servicing rights sold during 2025.
Noninterest expense of $320 million increased $21 million, largely due to an increase in incentive-based compensation expense tied to the improvement in fixed income and mortgage banking income.
Corporate
Pre-tax loss for the Corporate segment was $417 million for 2025 compared to $534 million for 2024.

47	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Net interest income (expense) improved $34 million compared to 2024, primarily driven by higher yields on investment securities and the impact of the funds transfer pricing methodology.
Noninterest income increased $89 million, largely attributable to $91 million in net securities losses in 2024 tied to an opportunistic restructuring of a portion of the AFS securities portfolio.
Noninterest expense of $311 million for 2025 decreased $8 million compared to 2024, as lower FDIC special assessment expense and contract employment and outsourcing expense were partially offset by increases in computer software, legal and professional fees, and Visa derivative valuation expense. Restructuring expenses were immaterial in 2025 and totaled $14 million in 2024.
Analysis of Financial Condition
Investment Securities
The following table presents the carrying value of securities by category as of December 31 for the years indicated.
Table 7.6
COMPOSITION OF SECURITIES PORTFOLIO

	2025		2024
(Dollars in millions)	Balance	Mix	Balance	Mix
Securities available for sale at fair value:
Government agency issued MBS and CMO (a)	$6,510	69%	$6,469	70%
Other U.S. government agencies (a)	1,317	14	1,073	12
States and municipalities	338	4	354	4
Total securities available for sale	$8,165	87%	$7,896	86%
Securities held to maturity at amortized cost:
Government agency issued MBS and CMO (a)	$1,216	13%	$1,270	14%

Total investment securities	$9,381	100%	$9,166	100%

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
Investment securities were $9.4 billion and $9.2 billion on December 31, 2025 and 2024, representing 11% of total assets for both periods. During 2024, as part of an opportunistic restructuring of a portion of the securities portfolio, FHN sold $1.2 billion of AFS securities, which resulted in realized losses of $91 million for the year ended December 31, 2024. See Note 2 - Investment Securities to the Consolidated Financial Statements in Part II, Item 8 of this Report for more information about the securities portfolio.
The following table presents an analysis of the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for the debt securities portfolio.

48	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.7
CONTRACTUAL MATURITIES OF INVESTMENT SECURITIES

	As of December 31, 2025
			After 1 year		After 5 years
	Within 1 year		Within 5 years		Within 10 years		After 10 years		Total
(Dollars in millions)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)	Amount	Yield (b)
Securities available for sale:
Government agency issued MBS and CMO (a)	$188	2.21%	$1,446	3.33%	$665	3.44%	$4,757	2.60%	$7,056	3.06%
Other U.S. government agencies	1	1.39	101	1.37	351	4.07	971	2.99	1,424	3.20
States and municipalities	10	1.39	23	1.29	177	2.50	151	3.24	361	3.31
Total securities available for sale	$199	2.16%	$1,570	3.17%	$1,193	3.49%	$5,879	2.68%	$8,841	3.09%
Securities held to maturity:
Government agency issued MBS and CMO (a)	$—	—%	$265	3.46%	$54	3.70%	$897	2.57%	$1,216	2.82%
Total securities held to maturity	$—	—%	$265	3.46%	$54	3.70%	$897	2.57%	$1,216	2.82%

(a)    Represents government agency-issued mortgage-backed securities and collateralized mortgage obligations which, when adjusted for early paydowns, have an estimated average life of 4.5 years.
(b)    Weighted average yields were calculated using amortized cost on a fully taxable equivalent basis, assuming a 24.5% tax rate where applicable.
Loans and Leases
Period-end loans and leases increased $1.6 billion, or 3%, to $64.2 billion as of December 31, 2025. Commercial loans and leases increased $1.6 billion, primarily from growth in loans to mortgage companies and other C&I loans, partially offset by a decline in CRE loans. Consumer loans decreased $28 million, primarily due to declines in consumer construction loans, other consumer loans, and real estate installment loans, partially offset by growth in
HELOCs. Average loans and leases increased to $62.6 billion in 2025 compared to $62.0 billion in 2024, primarily driven by a $333 million increase in commercial loans and a $272 million increase in consumer loans.
The following table provides detail regarding FHN's period-end loans and leases.

Table 7.8
 LOANS AND LEASES

(Dollars in millions)	2025	Percent of total	2025 Growth Rate	2024	Percent of total	2024 Growth Rate	2023	Percent of total	2023 Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$35,905	56%	7%	$33,428	53%	2%	$32,633	53%	3%
Commercial real estate	13,563	21	(6)	14,421	23	1	14,216	23	7
Total commercial	49,468	77	3	47,849	76	2	46,849	76	4
Consumer:
Consumer real estate	14,108	22	—	14,047	23	3	13,650	23	11
Credit card and other	580	1	(13)	669	1	(16)	793	1	(6)
Total consumer	14,688	23	—	14,716	24	2	14,443	24	10
Total loans and leases	$64,156	100%	3%	$62,565	100%	2%	$61,292	100%	5%

(a) Includes equipment financing loans and leases.

49	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides detail of the contractual maturities of loans and leases at December 31, 2025.
Table 7.9
CONTRACTUAL MATURITIES OF LOANS AND LEASES

(Dollars in millions)	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 Years	After 15 Years	Total
Commercial, financial, and industrial	$9,478	$19,225	$6,484	$718	$35,905
Commercial real estate	3,879	7,862	1,777	45	13,563
Consumer real estate	32	146	1,002	12,928	14,108
Credit card and other	214	266	61	39	580
Total loans and leases	$13,603	$27,499	$9,324	$13,730	$64,156

For maturities over one year at fixed interest rates:
Commercial, financial, and industrial		$5,462	$4,461	$676	$10,599
Commercial real estate		2,363	736	40	3,139
Consumer real estate		119	869	3,101	4,089
Credit card and other		55	23	27	105
Total loans and leases at fixed interest rates		$7,999	$6,089	$3,844	$17,932

For maturities over one year at floating interest rates:
Commercial, financial, and industrial		$13,763	$2,023	$42	$15,828
Commercial real estate		5,499	1,041	5	6,545
Consumer real estate		27	133	9,827	9,987
Credit card and other		211	38	12	261
Total loans and leases at floating interest rates		$19,500	$3,235	$9,886	$32,621

Total maturities over one year		$27,499	$9,324	$13,730	$50,553

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
On December 31, 2025 and 2024, loans HFS were $406 million and $551 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $1 million for both December 31, 2025 and 2024.

50	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Asset Quality
Loan and Lease Portfolio Composition
FHN groups its loans into portfolio segments based on internal classifications reflecting the manner in which the ALLL is established and how credit risk is measured, monitored, and reported. From time to time, and if conditions are such that certain subsegments are uniquely affected by economic or market conditions or are experiencing greater deterioration than other components of the loan portfolio, management may determine the ALLL at a more granular level. Commercial loans are comprised of C&I loans and leases and CRE loans. Consumer loans are comprised of consumer real estate loans and credit card and other loans. FHN had a concentration of residential real estate loans of 22% and 23% of total loans as of December 31, 2025 and 2024, respectively. Industry concentrations are discussed under the C&I heading below.
Underwriting Policies and Procedures
The following sections describe each portfolio as well as general underwriting procedures for each. As economic and real estate conditions develop, enhancements to underwriting and credit policies and procedures may be necessary or desirable. Loan policies and procedures for all portfolios are reviewed by credit risk working groups and management risk committees comprised of business line managers and credit administration professionals, as well as by various other reviewing bodies within FHN. Policies and procedures are approved by key executives and/or senior managers leading the applicable credit risk working groups, as well as by management risk committees.
The credit risk working groups and management risk committees strive to ensure that the approved policies and procedures address the associated risks and establish reasonable underwriting criteria that appropriately mitigate risk. Policies and procedures are reviewed, revised, and re-issued periodically at established review dates or earlier if changes in the economic environment, portfolio performance, size of portfolio or industry concentrations, or regulatory guidance warrant an earlier review.
Commercial Loan and Lease Portfolios
FHN’s commercial loan approval process grants lending authority based upon job description, experience, and performance. The lending authority is delegated to Line of Business Leaders, Relationship Managers ("RMs"), Portfolio Managers ("PMs"), and Credit Officers. While individual limits vary, the predominant amount of approval authority is vested with the Credit function. Portfolio, industry, and borrower concentration limits for the various portfolios are established by executive management and approved by the Risk Committee of the Board.
FHN’s commercial lending process incorporates an RM and a PM for most commercial credits. The RM is primarily responsible for communications with the borrower and maintaining the relationship, while the PM is responsible for assessing the credit quality of the borrower, beginning with the initial underwriting and continuing through the servicing period. Other specialists and the assigned RM/PM are organized into units called relationship teams. Relationship teams are constructed with specific job attributes that facilitate FHN’s ability to identify, mitigate, document, and manage ongoing risk. PMs and credit analysts provide enhanced analytical support during loan origination and servicing, including monitoring of the financial condition of the borrower and tracking compliance with loan agreements. Loan closing officers and the construction loan management unit specialize in loan documentation and the management of the construction lending process. FHN strives to identify problem assets early through comprehensive policies and guidelines, targeted portfolio reviews, more frequent servicing on lower rated borrowers, and an emphasis on frequent grading. For smaller commercial credits, generally $5 million or less, and income-producing CRE credits greater than $10 million to non-professional real estate developers and smaller professional real estate investors/developers, FHN utilizes two underwriting units in order to originate and grade these credits more efficiently and consistently. Decisioning of income-producing CRE loans is managed within Centralized Commercial Lending ($5 million or less in CRE exposure) or the CRE Credit unit (greater than $5 million in CRE exposure).
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 56% and 53% of total loans and leases as of December 31, 2025 and 2024, respectively. The C&I portfolio is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.

51	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Income-producing C&I loans are underwritten in accordance with a well-defined credit origination process. This process includes applying minimum underwriting standards, as well as separation of origination and credit approval roles on transaction sizes over PM authorization limits. Underwriting typically includes due diligence of the borrower and the applicable industry of the borrower, analysis of the borrower’s available financial information, identification and analysis of the various sources of repayment, and identification of the primary risk attributes. Stress testing the borrower’s financial capacity, adherence to loan documentation requirements, and assigning credit risk grades using internally developed scorecards are also used to help quantify the risk when appropriate. Underwriting parameters also include loan-to-value ratios which vary depending on collateral type, use of guaranties, loan agreement requirements, and other recommended terms such as equity requirements, amortization, and maturity. Approval decisions also consider various financial ratios and performance measures of the borrowers, such as cash flow and balance sheet leverage, liquidity, coverage of fixed charges, and working capital. Additionally, approval decisions consider the capital structure of the borrower, sponsorship, and quality/value of collateral. Generally, guideline and policy exceptions are identified and mitigated during the approval process. Pricing of C&I loans is based upon tenor and the determined credit risk specific to the individual borrower. Historically, the majority of these loans typically have variable rates tied to SOFR or Prime Rate of interest plus or minus the appropriate margin.
The largest geographical concentrations of C&I balances as of December 31, 2025 were in Tennessee (20%), Florida (12%), Texas (10%), California (7%), North Carolina (6%), and Louisiana (6%), with no other state representing more than 5% of the portfolio. This mix was generally consistent with December 31, 2024.
The following table provides the composition of the C&I portfolio by industry as of December 31, 2025 and 2024. For purposes of this disclosure, industries are determined based on the North American Industry Classification System ("NAICS") industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table 7.10
C&I PORTFOLIO BY INDUSTRY

	December 31, 2025		December 31, 2024
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,703	13%	$3,471	10%
Finance and insurance	4,117	12	3,666	11
Real estate and rental and leasing (a)	3,965	11	3,888	12
Wholesale trade	2,645	7	2,433	7
Health care and social assistance	2,564	7	2,576	8
Accommodation and food service	2,322	7	2,198	7
Manufacturing	2,305	6	2,312	7
Retail trade	1,802	5	1,756	5
Transportation and warehousing	1,740	5	1,616	5
Other (construction, professional, energy, etc.) (b)	9,742	27	9,512	28
Total C&I loan portfolio	$35,905	100%	$33,428	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5%.

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 25% and 21% of FHN’s C&I loan portfolio as of December 31, 2025 and 2024, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were
11% and 12% of FHN's C&I portfolio as of December 31, 2025 and 2024, respectively. As of December 31, 2025, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 13% and 10% of the C&I portfolio as of December 31, 2025 and 2024, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to

52	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

the borrower's sale of those mortgage loans to third party investors. The high quality of the collateral and prudent risk management practices have resulted in low credit losses historically, including a net charge-off rate of 0% as of both December 31, 2025 and 2024. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In 2025, approximately 73% of the loan originations were home purchases and 27% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 12% and 11% of the C&I portfolio as of December 31, 2025 and 2024, respectively, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of December 31, 2025, asset-based lending to consumer finance companies represents approximately $1.7 billion of the finance and insurance component.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 11% and 12% of the C&I portfolio as of December 31, 2025 and 2024, respectively. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Commercial Real Estate
The CRE portfolio totaled $13.6 billion as of December 31, 2025, an $858 million, or 6%, decrease compared to December 31, 2024, largely attributable to paydowns as stabilized projects moved to permanent markets. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on credit lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
Residential CRE loans include loans to residential builders and developers for the purpose of constructing single-family homes, condominiums, and town homes, and on a limited basis, for developing residential subdivisions. The residential CRE class is not currently an area of growth for the bank.
Commercial real estate collateral valuations are performed in accordance with applicable regulatory requirements. In most cases, evaluations are outsourced to third party appraisers. Appraisals and evaluations are ordered and reviewed prior to making a final credit decision. FHN follows policies and procedures which outline when a new appraisal or evaluation is required, considering any decline in market conditions and/or credit weakness, or when there is an event, such as a loan modification, renewal, or subsequent transaction.
Income-producing CRE loans
Income-producing CRE loans are underwritten in accordance with credit policies and underwriting guidelines that are formally reviewed at a minimum of once every three years and revised as necessary based on market conditions. Loans are underwritten based upon project type, size, location, sponsorship, and other market-specific data. Generally, minimum requirements for equity, debt service coverage ratios, and level of pre-leasing activity are established based on perceived risk in each subcategory. Loan-to-value limits are set below regulatory prescribed ceilings and generally range between 50% and 80% depending on the underlying property type. Term and amortization requirements are set based on prudent standards for real estate lending. Equity requirements are established based on the quality and liquidity of the primary source of repayment. For example, more equity would be required for a speculative construction project or land loan than for a property fully leased to a credit tenant or a roster of tenants. Typically, a borrower must have at least 15% of cost invested in a project before FHN will provide loan funding. Income properties are generally required to achieve a debt service coverage ratio greater than or equal to 1.25x at inception or stabilization of the project based on loan amortization and a minimum underwriting interest rate. Some product types that possess a greater risk profile require a higher level of equity, as well as a higher debt service coverage ratio threshold. A proprietary minimum underwriting interest rate is used to calculate compliance with underwriting standards. Generally, specific levels of pre-leasing must be met for construction loans on income properties, where applicable. A global cash flow analysis is typically performed at the sponsor level.
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
The largest geographical concentrations of CRE balances as of December 31, 2025 were in Florida (26%), Texas (13%), North Carolina (12%), Tennessee (8%), Georgia

53	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

(8%), and Louisiana (8%), with no other state representing more than 5% of the portfolio. The mix was generally consistent with December 31, 2024.
The following table represents subcategories of CRE loans by property type.
Table 7.11
CRE PORTFOLIO BY PROPERTY TYPE

	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,452	33%	$5,122	36%
Office	2,694	20	2,785	19
Retail	2,354	17	2,167	15
Industrial	2,075	15	2,130	15
Hospitality	1,154	9	1,332	9
Other CRE (a)	834	6	885	6
Total CRE loan portfolio	$13,563	100%	$14,421	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily comprised of home equity lines and installment loans. This portfolio totaled $14.1 billion and $14.0 billion as of December 31, 2025 and 2024, respectively. The largest geographical concentrations of balances in the consumer real estate portfolio as of December 31, 2025 were in Florida (29%), Tennessee (22%), Texas (12%), Louisiana (8%), North Carolina (6%), and Georgia (6%), with no other state representing 5% or more of the portfolio. The mix was generally consistent with December 31, 2024.
As of December 31, 2025, approximately 89% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 760 and the refreshed FICO scores averaged 779 as of December 31, 2025, compared to FICO scores of 759 and 756, respectively, as of December 31, 2024. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of December 31, 2025 and 2024, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $27 million and $26 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.2 billion and $2.1 billion of the consumer real estate portfolio as of December 31, 2025 and 2024, respectively. FHN’s HELOCs typically have a 5- or 10- year draw period followed by a 10- or 20- year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is restricted if a borrower becomes past due on payments. Once the draw period has ended, the line is closed, and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the Prime Rate.
As of both December 31, 2025 and 2024, approximately 95% of FHN's HELOCs were in the draw period. It is expected that $612 million, or 30%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.

54	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.12
HELOC DRAW TO REPAYMENT SCHEDULE

	December 31, 2025		December 31, 2024
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$80	4%	$79	4%
13-24	117	6	90	5
25-36	126	6	134	7
37-48	130	6	147	7
49-60	159	8	148	7
>60	1,449	70	1,404	70
Total	$2,061	100%	$2,002	100%

Underwriting
For loans in this portfolio, underwriting decisions are made through a centralized loan underwriting center. To obtain a consumer real estate loan, the loan applicant(s) must first meet a minimum qualifying FICO score. Management establishes minimum FICO score requirements, as well as maximum loan amounts, loan-to-value ratios, and debt-to-income ratios for each consumer real estate product. Applicants must have the financial capacity (or available income) to service the debt by not exceeding a calculated debt-to-income ratio. The amount of the loan is limited to a percentage of the lesser of the current appraised value or sales price of the collateral. Identified guideline and policy exceptions require established mitigating factors that have been approved for use by Credit.
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
HELOC Portfolio Risk Management
FHN performs continuous HELOC account reviews to identify higher-risk home equity lines and initiate preventative and corrective actions. The reviews consider a number of account activity patterns and characteristics, such as the number of times delinquent within recent periods, changes in credit bureau score since origination, score degradation, performance of the first lien, where applicable, and account utilization. In accordance with FHN’s interpretation of regulatory guidance, FHN may block future draws on accounts in order to mitigate risk of loss to FHN.

Credit Card and Other
The credit card and other consumer loan portfolio totaled $580 million as of December 31, 2025 and $669 million as of December 31, 2024. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $89 million decrease was driven by net repayments.
Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Notes 1 and 4 to the Consolidated Financial Statements in Part II, Item 8 of this Report.
The ALLL decreased to $738 million as of December 31, 2025, or 1.15% of total loans and leases, compared to
$815 million, or 1.30% of total loans and leases, at the end of 2024. The ACL to total loans and leases ratio decreased to 1.31% as of December 31, 2025 from 1.43% as of December 31, 2024, reflecting a reduction in criticized and classified loans as well as a favorable portfolio mix shift.

55	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consolidated Net Charge-offs
Net charge-offs were $120 million in 2025 compared to $112 million in 2024. As a percentage of average total loans and leases, net charge-offs were 0.19%, compared to 0.18% in 2024. Net charge-offs in 2023 were elevated primarily as the result of a $72 million idiosyncratic charge-off related to one client relationship.
See Note 1 — Significant Accounting Policies to the Consolidated Financial Statements in Part II, Item 8 of this Report for FHN's charge-off policies.

Table 7.13
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

	December 31,
(Dollars in millions)	2025	2024	2023
Allowance for loan and lease losses
C&I	$335	$345	$339
CRE	177	227	172
Consumer real estate	206	221	233
Credit card and other	20	22	29
Total allowance for loan and lease losses	$738	$815	$773

Reserve for remaining unfunded commitments
C&I	$81	$57	$49
CRE	11	11	22
Consumer real estate	9	11	12
Total reserve for remaining unfunded commitments	$101	$79	$83

Allowance for credit losses
C&I	$416	$402	$388
CRE	188	238	194
Consumer real estate	215	232	245
Credit card and other	20	22	29
Total allowance for credit losses	$839	$894	$856

Period-end loans and leases
C&I	$35,905	$33,428	$32,633
CRE	13,563	14,421	14,216
Consumer real estate	14,108	14,047	13,650
Credit card and other	580	669	793
Total period-end loans and leases	$64,156	$62,565	$61,292

ALLL / loans and leases %
C&I	0.93%	1.03%	1.04%
CRE	1.30	1.57	1.21
Consumer real estate	1.46	1.57	1.71
Credit card and other	3.40	3.28	3.63
Total ALLL / loans and leases %	1.15%	1.30%	1.26%

56	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

ACL / loans and leases %
C&I	1.16%	1.20%	1.19%
CRE	1.38	1.65	1.36
Consumer real estate	1.53	1.65	1.79
Credit card and other	3.40	3.28	3.63
Total ACL / loans and leases %	1.31%	1.43%	1.40%

Net charge-offs (recoveries)
C&I	$94	$47	$142
CRE	12	55	15
Consumer real estate	(1)	(6)	(5)
Credit card and other	15	16	18
Total net charge-offs	$120	$112	$170

Average loans and leases
C&I	$33,831	$32,871	$32,390
CRE	13,931	14,558	13,785
Consumer real estate	14,235	13,836	13,179
Credit card and other	613	740	815
Total average loans and leases	$62,610	$62,005	$60,169

Charge-off %
C&I	0.28%	0.14%	0.44%
CRE	0.09	0.38	0.10
Consumer real estate	(0.01)	(0.04)	(0.04)
Credit card and other	2.51	2.11	2.18
Total charge-off %	0.19%	0.18%	0.28%

ALLL / net charge-offs
C&I	359%	738%	239%
CRE	1,487	411	1,097
Consumer real estate	NM	NM	NM
Credit card and other	128	141	162
Total ALLL / net charge-offs	616%	731%	455%

NM - not meaningful
Nonperforming Assets
Nonperforming loans are loans placed on nonaccrual if it becomes evident that full collection of principal and interest is at risk, if impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or (on a case-by-case basis) if FHN continues to receive payments but there are other borrower-specific issues. Included in nonaccrual are loans for which FHN continues to receive payments, including residential real estate loans where the borrower has been discharged of personal obligation through bankruptcy. NPAs consist of nonperforming loans and leases, nonperforming loans held for sale, and OREO.
Total NPAs were $617 million as of December 31, 2025, compared to $608 million as of December 31, 2024. Nonperforming loans and leases increased $2 million, largely driven by an increase in nonaccrual C&I loans, partially offset by a decline in nonaccrual CRE loans. The increase in nonaccrual C&I loans was largely driven by loans in the wholesale trade, finance and insurance and manufacturing industries, partially offset by loans in the construction industry. These portfolios continue to maintain strong underwriting and client selection. The vast majority of NPAs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio decreased 2 basis points to 0.94% as of December 31, 2025.

57	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.14
NONPERFORMING ASSETS

	December 31,
(Dollars in millions)	2025	2024	2023
Nonperforming loans and leases
C&I	$224	$173	$184
CRE	239	294	136
Consumer real estate	140	133	140
Credit card and other	1	2	2
Total nonperforming loans and leases (a) (c)	$604	$602	$462

Nonperforming loans held for sale (a)	$10	$3	$3
Foreclosed real estate and other assets	3	3	4
Total nonperforming assets (a)	$617	$608	$469

Nonperforming loans and leases to total loans and leases (b)
C&I	0.62%	0.52%	0.57%
CRE	1.76	2.04	0.96
Consumer real estate	0.99	0.95	1.02
Credit card and other	0.16	0.23	0.30
Total NPL %	0.94%	0.96%	0.75%

ALLL / NPLs (b)
C&I	150%	199%	184%
CRE	74	77	126
Consumer real estate	147	167	167
Credit card and other	2,096	1,438	1,202
Total ALLL / NPLs	122%	136%	167%

(a) Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b) Excludes loans classified as held for sale.
(c) Under the original terms of the loans, estimated interest income would have been approximately $41 million, $43 million, and $35 million during 2025, 2024, and 2023, respectively.

58	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table provides nonperforming assets by business segment.
Table 7.15
NONPERFORMING ASSETS BY SEGMENT

	December 31,
(Dollars in millions)	2025	2024	2023
Nonperforming loans and leases (a) (b)
Commercial, Consumer & Wealth	$587	$572	$401
Wholesale	8	12	38
Corporate	9	18	23
Consolidated	$604	$602	$462

Foreclosed real estate
Commercial, Consumer & Wealth	$—	$1	$1
Wholesale	2	1	2
Corporate	1	1	1
Consolidated	$3	$3	$4

Nonperforming Assets (a) (b)
Commercial, Consumer & Wealth	$587	$573	$402
Wholesale	10	13	40
Corporate	10	19	24
Consolidated	$607	$605	$466

Nonperforming loans and leases to total loans and leases (b)
Commercial, Consumer & Wealth	1.04%	1.01%	0.71%
Wholesale	0.11	0.20	0.87
Corporate	1.84	5.46	4.68
Consolidated	0.94%	0.96%	0.75%

NPA % (b) (c)
Commercial, Consumer & Wealth	1.04%	1.02%	0.71%
Wholesale	0.14	0.23	0.93
Corporate	1.98	5.65	4.81
Consolidated	0.95%	0.97%	0.76%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.
(c)Ratio is non-performing assets to total loans and leases plus foreclosed real estate.

59	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Past Due Loans and Potential Problem Assets
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

Loans 90 days or more past due and still accruing were $8 million as of December 31, 2025, compared to $21 million as of December 31, 2024. Loans 30 to 89 days past due and still accruing were $83 million as of December 31, 2025 compared to $89 million as of December 31, 2024, largely reflecting lower past due consumer real estate loan balances, partially offset by higher past due C&I loan balances.
Table 7.16
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

	December 31,
(Dollars in millions)	2025	2024	2023
Accruing loans and leases 30+ days past due (a)
C&I	$35	$33	$33
CRE	3	3	8
Consumer real estate	47	69	57
Credit card and other	6	5	8
Total accruing loans and leases 30+ days past due	$91	$110	$106

Accruing loans and leases 30+ days past due % (a)
C&I	0.10%	0.10%	0.10%
CRE	0.02	0.02	0.06
Consumer real estate	0.33	0.50	0.42
Credit card and other	1.05	0.79	1.03
Total accruing loans and leases 30+ days past due %	0.14%	0.18%	0.17%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$1	$1	$1
Consumer real estate	6	19	17
Credit card and other	1	1	3
Total accruing loans and leases 90+ days past due	$8	$21	$21

Loans held for sale
30 to 89 days past due (b)	$3	$8	$12
30 to 89 days past due - guaranteed portion (b) (d)	—	6	8
90+ days past due (b)	—	7	9
90+ days past due - guaranteed portion (b) (d)	—	4	4
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by the Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio totaled $1.7 billion as of December 31, 2025, compared to $1.9 billion as of December 31, 2024. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

60	2025 FORM 10-K ANNUAL REPORT

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
Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Special Assets Department ("SAD") is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are individually reviewed for expected credit losses, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. SAD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. While every circumstance is different, SAD will generally use forbearance agreements (generally 6-12 months) as an element of commercial loan workouts, which might include reduced interest rates, reduced payments, release of a guarantor, term extensions or entering into short sale agreements. Principal forgiveness may be granted in specific workout circumstances.
The individual expected credit loss assessments completed on commercial loans may be used in evaluating the appropriateness of qualitative adjustments to quantitatively modeled loss expectations for loans that are not considered collateral dependent. If a loan is considered collateral dependent, it is individually evaluated based on data specific to the borrower and related collateral, if any. Such estimates may be based on current loss forecasts, an evaluation of the fair value of the collateral, or, in certain circumstances, the present value of expected cash flows discounted at the loan’s effective interest rate.

The fair value of collateral is generally based on appraisals periodically updated, recent sales of foreclosed properties and/or relevant property specific market information, less estimated costs to sell, if applicable. Commercial loans are typically secured by real estate, business equipment, inventories, and other types of collateral. Each assessment considers any modified terms and is comprehensive to ensure appropriate assessment of expected credit losses.
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

61	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
Total deposits of $67.5 billion as of December 31, 2025 increased $1.9 billion compared to December 31, 2024, as interest-bearing deposits increased $2.1 billion and noninterest-bearing deposits decreased $198 million.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At December 31, 2025, commercial deposits were $39.4 billion, or 58% of total deposits, and consumer deposits were $28.1 billion, or 42% of total deposits. At December 31, 2024, commercial deposits were $36.2 billion, or 55% of total deposits, and consumer deposits were $29..4 billion, or 45% of total deposits.
At December 31, 2025, 34% of deposits were associated with Tennessee, 16% with Florida, 12% with North Carolina, and 12% with Louisiana, with no other state above 10%. This mix remained relatively consistent with the previous year-end.
Total estimated uninsured deposits were $28.1 billion, or 42% of total deposits, and $26.7 billion, or 41% of total deposits, as of December 31, 2025 and 2024, respectively. Of the uninsured deposits as of December 31, 2025, $5.2 billion, or 8% of total deposits, were collateralized. As of December 31, 2024, collateralized deposits were $4.7 billion, or 7% of total deposits.
The following tables present the major components of FHN's total deposits for 2025 and 2024, FHN's total estimated uninsured deposits for the years ended December 31, 2025 and 2024, and the maturities of FHN's uninsured time deposits as of December 31, 2025 and 2024. See Table 7.2 - Average Balances, Net Interest Income and Yields/Rates in this Report for information on average deposits, including average rates paid.
Table 7.17
DEPOSITS

(Dollars in millions)	2025	Percent of Total	2024	Percent of Total	Change	Percent
Savings	$26,010	39%	$26,695	41%	$(685)	(3)%
Time deposits	6,485	10	6,613	10	(128)	(2)
Other interest-bearing deposits	19,158	28	16,252	25	2,906	18
Total interest-bearing deposits	51,653	77	49,560	76	2,093	4
Noninterest-bearing deposits	15,823	23	16,021	24	(198)	(1)
Total deposits	$67,476	100%	$65,581	100%	$1,895	3%

Table 7.18
ESTIMATED UNINSURED DEPOSITS

	For the Year Ended December 31,
(Dollars in millions)	2025	2024
Uninsured deposits	$28,054	$26,679

Table 7.19
UNINSURED TIME DEPOSITS BY MATURITY

(Dollars in millions)	December 31, 2025	December 31, 2024
Portion of U.S. time deposits in excess of insurance limit	$1,162	$1,068
Remaining maturity:
3 months or less	280	328
Over 3 months through 6 months	318	379
Over 6 months through 12 months	319	332
Over 12 months	245	29

62	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings were $3.9 billion and $4.0 billion as of December 31, 2025 and 2024, respectively. Other short-term borrowings decreased $804 million, largely reflecting a $550 million decrease in FHLB borrowings. This decrease was partly offset by a $658 million increase in federal funds purchased and securities sold under agreements to repurchase and a $57 million increase in trading liabilities.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.3 billion and $1.2 billion as of December 31, 2025 and 2024, respectively. This increase primarily reflects the issuance of $500 million of senior notes during first quarter 2025, partially offset by the retirement of $350 million in senior notes during second quarter 2025. See Note 10 - Term Borrowings to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information.
Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity of $9.1 billion increased $31 million compared to December 31, 2024. Significant changes included net income of $998 million and an increase of $318 million in AOCI, offset by $918 million in common stock repurchases, $330 million in common and preferred dividends, and $80 million from the Series B Preferred Stock redemption.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1, and Total Regulatory Capital, as well as certain selected capital ratios.

63	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.20
REGULATORY CAPITAL DATA

(Dollars in millions)	December 31, 2025	December 31, 2024
FHN shareholders’ equity	$8,847	$8,816
Modified CECL transitional amount (a)	—	28
FHN non-cumulative perpetual preferred	(349)	(426)
Common equity tier 1 before regulatory adjustments	$8,498	$8,418
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,548)	$(1,578)
Net unrealized (gains) losses on securities available for sale	512	782
Net unrealized (gains) losses on pension and other postretirement plans	256	252
Net unrealized (gains) losses on cash flow hedges	42	94
Disallowed deferred tax assets	—	(1)
Common equity tier 1	$7,760	$7,967
FHN non-cumulative perpetual preferred	349	426
Qualifying noncontrolling interest—First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,404	$8,688
Tier 2 capital	1,344	1,442
Total regulatory capital	$9,748	$10,130
Risk-Weighted Assets
First Horizon Corporation	$73,036	$71,108
First Horizon Bank	72,283	70,418
Average Assets for Leverage
First Horizon Corporation	$82,492	$81,645
First Horizon Bank	81,560	80,791
Table 7.21
REGULATORY RATIOS & AMOUNTS

	December 31, 2025		December 31, 2024
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.63%	$7,760	11.20%	$7,967
First Horizon Bank	10.98	7,934	11.12	7,834
Tier 1
First Horizon Corporation	11.51	8,404	12.22	8,688
First Horizon Bank	11.38	8,229	11.54	8,129
Total
First Horizon Corporation	13.35	9,748	14.25	10,130
First Horizon Bank	13.04	9,425	13.38	9,424
Tier 1 Leverage
First Horizon Corporation	10.19	8,404	10.64	8,688
First Horizon Bank	10.09	8,229	10.06	8,129
Other Capital Ratios
Total period-end equity to period-end assets	10.90		11.09
Tangible common equity to tangible assets (b)	8.37		8.37
(a)    The modified CECL transitional amount includes the impact to retained earnings from the initial adoption of CECL plus 25% of the change in the adjusted allowance for credit losses since FHN’s initial adoption of CECL through December 31, 2021. For December 31, 2024, 25% of the full amount was phased out and not included in Common Equity Tier 1 capital.
(b)    Tangible common equity to tangible assets is a non-GAAP measure and is reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table 7.33.

64	2025 FORM 10-K ANNUAL REPORT

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
As of December 31, 2025, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement. For December 31, 2024, capital ratios for both FHN and First Horizon Bank were calculated under the final rule issued by the banking regulators in 2020 to delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period.
For FHN, the risk-based regulatory capital and Tier 1 leverage ratios decreased in 2025, relative to year-end 2024, primarily from the impact of common share repurchases, the Series B Preferred Stock redemption, and an increase in risk-weighted assets (or average assets in the case of the Tier 1 leverage ratio), partially offset by net income less dividends. For First Horizon Bank, the risk-based regulatory capital ratios decreased from year-end 2024, largely from an increase in risk-weighted assets, partially offset by the impact of net income less dividends. The Tier 1 leverage ratio for First Horizon Bank increased from year-end 2024, largely from the impact of net income less dividends.
During 2026, capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Stress Testing
The Economic Growth, Regulatory Relief, and Consumer Protection Act, along with an interagency regulatory statement effectively exempted both FHN and First Horizon Bank from Dodd-Frank Act stress testing requirements starting in 2018.
For 2025, FHN and First Horizon Bank completed a company run stress test using the Dodd-Frank Act Stress Test ("DFAST") scenarios published in February 2025. Results of these tests indicate that both FHN and First Horizon Bank would be able to maintain capital well in excess of Basel III Adequately Capitalized standards under the hypothetical severe global recession of the 2025 DFAST Severely Adverse scenario. A summary of FHN's results was posted in the “Fixed Income - Stress Test
Results” section on FHN’s investor relations website on July 30, 2025. Neither FHN’s stress test posting, nor any other material found on FHN’s website generally, is part of this report or incorporated herein.
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
October 2024 General Purchase Program
On October 29, 2024, FHN announced that its Board of Directors had approved a $1.0 billion common share purchase program to replace the $650 million January 2024 program. The October 2024 program was scheduled to expire on January 31, 2026. Purchases under the program could be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases were at the discretion of senior management and were subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
As of December 31, 2025, $820 million in purchases had been made life-to-date under the October 2024 program at an average price per share of $20.80, or $20.78 excluding commissions. Program purchases made during the quarter ended December 31, 2025 are summarized in the following table. The program was terminated effective the close of business on October 27, 2025 with $180 million in authorization unused.

65	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.22
COMMON STOCK PURCHASES—OCTOBER 2024 PROGRAM (a)

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (b)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2025
October 1 to October 31	6,400	$20.62	6,400	N/A
November 1 to November 30	N/A	N/A	N/A	N/A
December 1 to December 31	N/A	N/A	N/A	N/A
Total	6,400	$20.62	6,400

(a)This table is limited to purchases made under the October 2024 program which was terminated effective the close of business on October 27, 2025.
(b)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

October 2025 General Purchase Program
On October 27, 2025, FHN announced that its Board of Directors had approved a new $1.2 billion common share purchase program to replace the $1.0 billion October 2024 program discussed above. The new October 2025 program is scheduled to expire on January 31, 2027. Purchases under the new program may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans, as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are at the discretion of senior management and are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
As of December 31, 2025, $203 million in purchases had been made life-to-date under the October 2025 program at an average price per share of $21.80, or $21.78 excluding commissions. Program purchases made during the quarter ended December 31, 2025 are summarized in the following table.

Table 7.23
COMMON STOCK PURCHASES—OCTOBER 2025 PROGRAM (a)

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (b)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2025
October 1 to October 31	1,600	$21.06	1,600	$1,166,310
November 1 to November 30	5,850	21.46	5,850	1,040,751
December 1 to December 31	1,850	23.52	1,850	997,234
Total	9,300	$21.80	9,300

(a)This table is limited to purchases made under the October 2025 program which was effective beginning October 28, 2025.
(b)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

Tax Withholding for Stock Awards
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended December 31, 2025 are summarized in the following table.

66	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.24

COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2025
October 1 to October 31	16	$21.37	N/A	N/A
November 1 to November 30	7	21.51	N/A	N/A
December 1 to December 31	3	22.76	N/A	N/A
Total	26	$21.58

Risk Management
FHN derives revenue from providing services and, in many cases, assuming and managing risk for profit, which exposes FHN to strategic, liquidity, market, capital adequacy, operational, compliance, and credit risks that require ongoing oversight and management. FHN has an enterprise-wide approach to risk governance, measurement, management, and reporting, including an economic capital allocation process that is tied to risk profiles used to measure risk-adjusted returns. Through an enterprise-wide risk governance structure and a Risk Appetite Statement approved by the Board, management continually evaluates the balance of risk/return and earnings volatility with shareholder value.
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
1.Specific Risk Committees: The Board has delegated authority to the Chief Executive Officer to manage Strategic Risk and the general business affairs of FHN under the Board’s oversight. The CEO utilizes the executive management team to carry out these duties in conjunction with the Risk governance structure. The Management Risk Committee is chaired by the Chief Risk Officer and is comprised of the CEO and certain officers that oversee all risk areas and analyzes both existing and emerging risks. The Management Risk Committee is supported by a set of specific risk committees focused on unique risk types (e.g., liquidity, credit, operational, etc.). These risk committees provide a mechanism that assembles the necessary expertise and perspectives of the management team to discuss emerging risk issues, monitor FHN’s risk-taking activities, and evaluate specific transactions and exposures. These committees also monitor the direction and trend of risks relative to business strategies and market conditions and direct management to respond to risk issues.
2.The Risk Management Organization: FHN’s risk management organization, led by the Chief Risk Officer and Chief Credit Officer, provides objective oversight of risk-taking activities. The risk management organization translates FHN’s overall risk appetite into approved limits and formal policies and is supported by corporate staff functions, including the Corporate Secretary, Legal, Finance, Human Resources Operations, and Technology. Risk management works with business units and functional experts to establish appropriate operating standards and monitor business practices in relation to those standards. Additionally, risk management proactively works with business units and senior management to focus management on key risks in FHN and emerging trends that may change FHN’s risk profile. The Chief Risk Officer has overall responsibility and accountability for enterprise risk management and aggregate risk reporting.
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

67	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
4.Independent Assurance Functions: Internal Audit, Credit Assurance Services ("CAS"), Compliance Testing, and Model Validation provide an independent and objective assessment of the design and execution of FHN’s internal control system, including management processes, risk governance, and policies and procedures. These groups’ activities are designed to provide reasonable assurance that risks are appropriately identified and communicated; resources are safeguarded; significant financial, managerial, and operating information is complete, accurate, and reliable; and associate actions are in compliance with FHN’s policies and applicable laws and regulations. Internal Audit and CAS are independent third line functions within FHN for the purpose of providing unfettered objective assurance. The Internal Audit function reports to the Chief Audit Executive, who is appointed by and reports functionally to the Audit Committee of the Board and administratively to the CEO. The CAS function reports to the CAS Director, who is appointed by and reports functionally to the Risk Committee of the Board and administratively to the Chief Audit Executive.  Internal Audit provides quarterly reports to the Audit Committee of the Board, while CAS provides quarterly reports to the Risk Committee of the Board. Compliance Testing and Model Validation report to the Chief Risk Officer and provide annual reports to the Audit Committee of the Board.
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
A summary of FHN's VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.

68	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.25
VaR & SVaR MEASURES

	Year Ended December 31, 2025			As of December 31, 2025
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$3	$1	$2
SVaR	7	9	6	7
10-day
VaR	6	8	3	7
SVaR	37	47	28	37

	Year Ended December 31, 2024			As of December 31, 2024
(Dollars in millions)	Mean	High	Low
1-day
VaR	$3	$4	$2	$2
SVaR	7	9	4	6
10-day
VaR	8	12	4	4
SVaR	32	43	21	31
FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table 7.26
SCHEDULE OF RISKS INCLUDED IN VaR

	As of December 31, 2025		As of December 31, 2024
(Dollars in millions)	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$1	$2
Credit spread risk	—	1	—	1

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

69	2025 FORM 10-K ANNUAL REPORT

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the years ended December 31, 2025 and 2024, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.
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
Based on a static balance sheet as of December 31, 2025, NII exposures over the next 12 months, assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points are estimated to have variances as shown in the table below.
Table 7.27
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(4.5)%
-100	(2.3)%
-50	(1.0)%
-25	(0.5)%
+25	0.5%
+50	0.9%
+100	1.6%
+200	2.6%
A steepening yield curve scenario, where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.3%. A flattening yield curve scenario, where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.3%. These hypothetical scenarios are used to create a risk measurement

70	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
Use of Derivatives to Manage Interest Rate Risk
In the normal course of business, FHN utilizes various financial instruments (including derivative contracts and credit-related agreements) to manage the risk of loss arising from adverse changes in the fair value of certain financial instruments generally caused by changes in interest rates, including FHN's securities inventory, certain term borrowings, and certain loans. Additionally, FHN may enter into derivative contracts in order to meet clients' needs. However, such derivative contracts are typically offset with a derivative contract entered into with an upstream counterparty in order to mitigate risk associated with changes in interest rates.
The simulation models and related hedging strategies discussed above exclude the dynamics related to how fee income and noninterest expense may be affected by actual changes in interest rates or expectations of changes. See Note 21 - Derivatives to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional discussion of these instruments.

FHN engages in balance sheet hedging activity, principally for asset and liability management purposes. Cash flow hedges are executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes. The following table presents all swap and floor positions that are utilized for purposes of managing exposures to the variability of interest rates.

Table 7.28
INTEREST RATE DERIVATIVES DESIGNATED AS CASH FLOW HEDGES

	December 31, 2025
(Dollars in millions)	Notional Value	Fair Value	Weighted-Average Maturity (in years)	Weighted Average Fixed Rate (swaps)/Strike Rate (floors)
Receive fixed SOFR swaps - Loans	$2,000	$(29)	2.5	2.78%
Floors	3,000	15	2.4	1.88%
Total	$5,000	$(14)

	December 31, 2024
(Dollars in millions)	Notional Value	Fair Value	Weighted-Average Maturity (in years)	Weighted Average Fixed Rate (swaps)/Strike Rate (floors)
Receive fixed SOFR swaps - Loans	$2,000	$(85)	3.5	2.78%
Floors	3,000	18	3.4	1.88%
Total	$5,000	$(67)

71	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital Risk Management & Adequacy
The capital management objectives of FHN are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards and Board policy, and to ensure ready access to the capital markets. The Capital & Stress Testing Committee, chaired by the Corporate Treasurer, reports to ALCO and is responsible for capital management oversight and provides a forum for addressing management issues related to capital adequacy. This committee reviews sources and uses of capital, key capital ratios, and segment economic capital allocation methodologies; coordinates the annual enterprise-wide stress testing process; and considers other factors in monitoring and managing current capital levels, as well as potential future sources and uses of capital. The Capital & Stress Testing Committee also recommends capital management policies, which are submitted for approval to ALCO and the Risk Committee of the Board as necessary.
Operational Risk Management
Operational risk is the risk of loss from inadequate or failed internal processes, people, or systems or from external events including data or network security breaches of FHN or of third parties affecting FHN or its clients. Categories of operational risk typically include the following:
•Business Resilience Risk
•Business Process Risk
•Fraud Risk
•Physical Security Risk
•Financial Reporting and Recording Risk
•Technology Risk
•Cybersecurity Risk
•Model Risk
•Third Party Risk
Management, measurement, and reporting of operational risks are overseen by the Operational Risk Committee which includes key representatives from the business segments and support functions. Operational risk is assessed and aggregated across the enterprise quarterly and reported to the Risk Committee.
Cybersecurity Risk Management
Overview
Cybersecurity risk includes the risks from cyber fraud, cyber theft, cyber vandalism, cyber ransom, data and system security, and other unauthorized incursions into FHN's IT systems. Additional information on this topic is presented in Cybersecurity Risks within Item 1A beginning on page 24.
Key Cybersecurity Risk Management Goals
Cybersecurity risk management has two primary goals: defend FHN and its clients from fraudulent and other unauthorized incursions; and, when an incursion happens, detect and respond as soon as practical. The optimal cybersecurity program will defend as much as is practical while also detecting rapidly those incursions that get through.
Management Structure & Key Processes
Operational risk, including cybersecurity risk, is overseen by FHN's Operational Risk Committee. Members of the Operational Risk Committee include senior-level representatives from across FHN. The Operational Risk Committee reports to FHN's Management Risk Committee, which is headed by FHN's Chief Risk Officer.
The IT & Information Security Working Group meets quarterly to discuss emerging cyber risks, regulatory changes, vendor risk, audits, and outstanding-issue resolution. The Group also provides updates to the
Operational Risk Committee on cybersecurity aspects of compliance, policies, and security standards.
The key leaders for these committees, groups, and processes at FHN are the Chief Information Officer and Chief Information Security Officer. The Chief Information Officer has substantial banking, IT, and related experience: has held roles at FHN since 2009 related to IT and data systems, culminating in CIO in 2020; prior to joining FHN, had roles at a large regional bank, including technology leader of the bank's electronic payments platform related to treasury management and enterprise IT architect; and, earned an MS in computer science as well as an MBA. The Chief Information Security Officer who held that position during 2025 had over twenty years of banking, IT, and related experience: oversaw information security and many related systems and processes; established risk-based security programs to meet regulatory requirements and align with business needs; and implemented numerous data protection, data access, and identity management systems. In 2026, FHN appointed a new Chief Information Security Officer who: prior to joining FHN, had roles at two large U.S. banks and a financial services firm; has over twenty-five years of leadership experience in information security, risk management, and technology; directed complex programs in technology strategy, program and project management, business development, application development, and large-scale system implementations; and led the execution of a multi-year enterprise-wide cyber strategy.

72	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN has a written Computer Security Incident Response Plan ("CSIRP") outlining FHN's incident response and communication processes. FHN's Chief Information Security Officer or certain other managers have the authority to initiate the execution of the CSIRP if an incident occurs. A working group called the Computer Security Incident Response Team has primary responsibility to implement or coordinate many of the CSIRP actions, along with FHN's IT & Information Security Working Group. Key goals of the CSIRP are to: contain, remediate, and recover; mitigate impact on FHN and clients; report findings to Operational Risk and other senior management; and manage external communications. FHN periodically conducts response readiness exercises, including simulated cyber-attack scenarios, to test the effectiveness of the CSIRP and ensure resources are prepared to execute response actions in real time.
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
FHN has a dedicated Third-Party Risk Management ("TPRM") department which oversees third party vendors and reports up through the Chief Risk Officer. Among other responsibilities, TPRM engages the IT Risk and Control Team to perform cybersecurity assessments for new vendors during onboarding, re-assessments of existing vendors on a risk-based cadence, and continuous monitoring of critical third parties.
Board Oversight
The Board's Risk Committee oversees all risk management functions for the enterprise, including operational risk, which encompasses cybersecurity risk. The Risk Committee, as well as the full Board, each quarter receives a risk management update from FHN's Chief Risk Officer. Each update includes a written presentation covering all major operational risk areas, including cybersecurity risk.
Tactical, Operational & Other Impacts
FHN conducts mandatory cybersecurity training for associates and offers best practices and training programs for clients to enhance awareness and effectively combat cyber threats. FHN also actively engages in partnerships with leading cybersecurity firms and participates in industry groups to enhance security measures and intelligence sharing.
FHN invests in technological capabilities that improve speed and efficiency in combating cyber risks and implements advanced detection tools and software for early identification and mitigation of threats.
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
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial or other loss that the Company may suffer as a result of its failure to operate in a safe and sound manner, failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct applicable to its financial services activities. Management, measurement, and reporting of compliance risk are overseen by the Compliance Risk Committee and other key Corporate Governance Committees. Summary reports of Committee activities and decisions are provided to the appropriate Board governance committees.
Credit Risk Management
Credit risk is the risk of loss due to adverse changes in a borrower’s or counterparty’s ability or willingness to meet its financial obligations under agreed upon terms. FHN is subject to credit risk in lending, trading, investing,

73	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
While the Credit Risk function oversees FHN’s credit risk management, there is significant coordination between the business lines and the Credit Risk function in order to manage FHN’s credit risk and maintain strong asset quality. The Credit Risk function recommends portfolio industry/sector and individual country limits to the Risk Committee of the Board for approval. Adherence to these approved limits is vigorously monitored by Credit Risk which provides recommendations to slow or cease lending to the business lines as commitments near established lending limits. Credit Risk also ensures subject matter experts are providing oversight, support and credit approvals, particularly in the specialty and wholesale lending areas where industry-specific knowledge is required. Management emphasizes general portfolio servicing such that emerging risks are able to be spotted early enough to correct potential deficiencies, prevent further credit deterioration, and mitigate credit losses.
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
All of the above activities are subject to independent review by FHN’s Credit Assurance Services Group ("CAS"). CAS reports to the CAS Director who is appointed by and reports functionally to the Risk Committee of the Board (and administratively to the Chief Audit Executive) and provides quarterly reports to that Committee. CAS is charged with providing the Risk Committee of the Board and executive management with independent, objective, and timely assessments of FHN’s portfolio quality, credit policies, and credit risk management processes.
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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, stress testing of assumptions and funds availability is periodically conducted. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of December 31, 2025, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN’s sources of available liquidity as of December 31, 2025.

74	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.29
AVAILABLE LIQUIDITY
as of December 31, 2025

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,035	$—	$1,035
FHLB	9,356	50	9,306
Discount Window	21,169	—	21,169
Unencumbered securities (b)	1,069	—	1,069
Total available liquidity			$32,579

(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b)Subject to market haircuts on collateral.
Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 95% as of both December 31, 2025 and 2024.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. During first quarter 2025, FHN issued $500 million of Fixed Rate/Floating Rate Senior Notes. FHN retired $350 million in senior notes during second quarter 2025. As of December 31, 2025, FHN had outstanding $946 million in senior and subordinated unsecured debt and $349 million in non-cumulative perpetual preferred stock. FHN redeemed all outstanding shares of its Series B Non-Cumulative Perpetual Preferred Stock during third quarter 2025. Refer to Note 11 - Preferred Stock to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional information. As of December 31, 2025, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. The amount paid to the parent company through First Horizon Bank common dividends is managed as part of FHN’s overall cash management process, subject to applicable regulatory restrictions. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, common dividends, loans, or advances. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an aggregate amount equal to First Horizon Bank’s retained net income for the two most recently completed years plus the current year-to-date period. For any period, First Horizon Bank’s "retained net income" generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules as outlined above, the Bank’s total amount available for dividends was $88 million as of January 1, 2026. Consequently, on that date the Bank could pay common dividends up to that amount to its sole common shareholder, FHN, or to its preferred shareholders without prior regulatory approval. Additionally, a capital conservation buffer must be maintained (as described in the Capital section of this Report) to avoid restrictions on dividends.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $1.0 billion in 2025 and $1.1 billion in 2024. In January 2026, First Horizon Bank declared and paid a common dividend to the parent company in the amount of $50 million. First Horizon Bank declared and paid preferred dividends in each quarter of 2025 and 2024. Additionally, First Horizon Bank declared preferred dividends in first quarter 2026, payable in April 2026.
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
FHN paid a cash dividend of $0.15 per common share on January 2, 2026. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on January 12, 2026 and $165 per Series C preferred share on February 2, 2026. In addition, in January 2026, the Board approved cash dividends per share in the following amounts:

75	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.30
CASH DIVIDENDS APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.17	3/13/2026	4/1/2026
Preferred Stock
Series C	$165.00	4/16/2026	5/1/2026
Series E	$1,625.00	3/26/2026	4/10/2026
Series F	$1,175.00	3/26/2026	4/10/2026
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

Contractual Obligations
The following table sets forth contractual obligations representing required and potential cash outflows as of December 31, 2025. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on FHN and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Table 7.31
CONTRACTUAL OBLIGATIONS
as of December 31, 2025

	Payments due by period (a)
	Less than	1 year -	3 years -	After 5
(Dollars in millions)	1 year	< 3 years	< 5 years	years	Total
Contractual obligations:
Time deposit maturities (b) (c)	$6,037	$397	$45	$6	$6,485
Short-term borrowings (b) (d)	3,861	—	—	—	3,861
Term borrowings (b) (e)	—	—	450	889	1,339
Annual rental commitments under noncancelable leases (b) (f)	45	94	79	243	461
Purchase obligations	261	266	61	21	609
Total contractual obligations	$10,204	$757	$635	$1,159	$12,755

(a)Excludes a $12 million liability for unrecognized tax benefits as the timing of payment cannot be reasonably estimated.
(b)Amounts do not include interest.
(c)See Note 8 - Deposits for further details.
(d)See Note 9 - Short-Term Borrowings for further details.
(e)See Note 10 - Term Borrowings for further details.
(f)See Note 5 - Premises, Equipment, and Leases for further details.

76	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Credit Ratings
FHN is currently able to fund a majority of the balance sheet through core deposits, which are generally not directly tied to FHN’s credit ratings as are other types of funding. However, maintaining adequate credit ratings on debt issuances and preferred stock is critical to liquidity should FHN need to access funding from other sources, including from long-term debt issuances and certain brokered deposits, at an attractive rate. The availability and cost of funds other than core deposits is also dependent upon marketplace perceptions of the financial soundness of FHN, which include such factors as capital levels, asset quality, and reputation. The availability of core deposit funding is stabilized by federal deposit insurance, which can be removed only in extraordinary circumstances, but may also be influenced to some extent by the same factors that affect other funding sources. FHN’s credit ratings are also referenced in various respects in agreements with certain derivative counterparties as discussed in Note 21 - Derivatives to the Consolidated Financial Statements in Part II, Item 8 of this Report.
The following table provides FHN’s most recent credit ratings.

Table 7.32
CREDIT RATINGS

	Moody's (a)	Fitch (b)
First Horizon Corporation
Overall credit rating: Long-term/Short-term/Outlook	Baa3/--/Positive	BBB+/F2/Stable
Long-term senior debt	Baa3	BBB+
Subordinated debt (c)	Baa3	BBB+
Junior subordinated debt (c)	Ba1	BB
Preferred stock	Ba2	BB
First Horizon Bank
Overall credit rating: Long-term/Short-term/Outlook	Baa3/P-2/Positive	BBB+/F2/Stable
Long-term/short-term deposits	A3/P-2	A-/F2
Long-term/short-term senior debt (c)	Baa3/P-2	BBB+/F2
Subordinated debt	Baa3	BBB
Preferred stock	Ba2	BB
FT Real Estate Securities Company, Inc.
Preferred stock	Ba1
A rating is not a recommendation to buy, sell, or hold securities and is subject to revision or withdrawal at any time and should be evaluated independently of any other rating.
(a) Last change in ratings was on May 14, 2015. Outlook changed to positive ("Positive") on June 11, 2025.
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
In addition to trends and events noted elsewhere in this MD&A, FHN believes the following trends and events are noteworthy at this time.

77	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Federal Reserve Policy, the Yield Curve, Recession, Fiscal & Trade Policy, Other Events
Federal Reserve and Rates
The Federal Reserve raised short-term rates several times in 2022 and 2023 to contain strong inflation which began in 2021 and peaked in 2022. The rise in short-term interest rates by the Federal Reserve in 2022 was both rapid and substantial, taking the overnight Fed Funds rate from 0.20% in March 2022 to 5.33% by the fall of 2023. As a result of Federal Reserve rate cuts of 50 basis points in September 2024 and cuts of 25 basis points in both November and December of that year, the overnight Fed Funds fell back to 4.33% by the end of 2024. But despite the Federal Reserve's rapid and vigorous tightening of monetary policy in 2022 and 2023 and limited rate cuts in 2024, measures of inflation still generally remain higher than the Federal Reserve's stated goal of 2%.
In each of September, October, and December of 2025, the Federal Reserve announced 25 basis point cuts in the Fed Funds rate, lowering the target range to 3.50% to 3.75%, but in January 2026 the Federal Reserve decided to hold the target range steady. In its statement announcing its January decision to maintain the target range, the Federal Reserve noted that economic activity had been expanding at a solid pace and the unemployment rate showed signs of stabilization, but inflation remained somewhat elevated. Looking ahead to 2026, market consensus points to the possibility of two additional 25 basis point cuts, contingent on inflation trends and broader economic conditions.
FHN continues to closely monitor economic developments and assess potential exposures. FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, or how those actions may affect economic or business conditions or financial markets.
Yield Curve
Historically, the yield curve is usually upward sloping (higher rates for longer terms and lower rates for shorter terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare but has happened several times in the past, including most recently, from the summer of 2022 until September 2024. Since the fall of 2024, the yield curve has continued to modestly steepen.
Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin ("NIM"), and also generally reduce FHN's revenues from its fixed income bond trading. Both of those impacts occurred from 2022 through 2024, with fluctuations. During each quarter of 2025, net interest margin consistently exceeded the level of the comparable quarter in 2024, as the yield curve maintained its more typical upward slope, while fixed income bond trading revenues fluctuated during the year due to changing market conditions with revenue from bond trading and related activities showing improvement in the first, third and fourth quarters, but declining in the second quarter due to less favorable market conditions. While NIM for 2025 as a whole expanded as compared with 2024, quarterly results for 2025 varied with strong quarter-to-quarter expansions of NIM in the first and third quarters and small quarter-to-quarter declines in the second and fourth quarters.
FHN cannot predict whether these trends will continue.
Other Impacts on FHN of Rate Actions
Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates have modestly abated since 2023 and FHN's mortgage business has seen improvement, but rates have remained elevated. However, the negative impacts of these higher rates have been offset by gains in market share. Changes in interest rates and interest rate policy could have a material impact on our business and financial results.
Recession
The U.S. economy contracted (experienced negative growth) during the first two quarters of 2022, in both cases modestly. Although the occurrence of two consecutive quarters of contraction often coincides with recession, in 2022, it did not. The economy has expanded in each quarter since then, except for a slight decline in the first quarter of 2025 before expansion resumed in the second quarter of 2025. The expansion rate has varied without a sustained trend. Recession expectations have moderated significantly since 2023, but recession still remains possible.
2023 Banking Crisis
In 2023, three large regional U.S. banks failed after sudden large deposit outflows. In the aftermath of these failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. Most U.S. banks saw abrupt net outflows of deposits in the spring of 2023 following the failures. Most have since recouped those deposits, mainly by offering higher interest rates. In 2024, competition for deposits was quite intense. Increased competition for deposits has continued in 2025 and could continue throughout the remainder of 2026.
Fiscal Policy
Fiscal policy (spending and taxation) directly affects U.S. government annual deficits or surpluses, along with the size and trajectory of the national debt. Fiscal policy often has a significant impact on the U.S. economy. The changes

78	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

in the executive and legislative branches of government in 2025 have resulted in significant changes in U.S. fiscal policy, including through the enactment on July 4, 2025 of federal legislation commonly referred to as the "One Big Beautiful Bill Act." The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and tax credits. The accelerated federal tax deductions for bonus depreciation and research or experimental expenditures will reduce FHN's federal tax liability starting in 2025. FHN does not expect a significant impact from provisions that sunset certain Section 48E Clean Electricity Tax Credits on its future financial results. Provisions limiting the deductibility of annual corporate charitable deductions to amounts in excess of 1% of taxable income may affect the timing and amount of charitable donations. Refer to the Income Taxes section of this MD&A for additional information regarding the impact of this legislation on FHN.
Trade Policy
In 2025, the U.S. government announced new tariffs on a variety of goods and services. As of early February 2026, the timing, scope and duration of tariffs, as well as the timing, scope and duration of any retaliatory measures by foreign governments, remain uncertain, as does the impact of tariffs on economic growth, inflation rates, and employment rates. Any significant change in economic conditions related to tariffs could materially affect our financial condition and results of operations.
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
Greenhouse Gas (GHG) Reporting Regimes
Regulatory Proposals
Several states have enacted or proposed statutes or regulations addressing climate-related issues. For example, in 2023, California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas (GHG) emissions and to report biennially their climate-related financial risks and risk-mitigation measures. The California laws have been challenged in court and certain of those challenges remain pending.
In addition, in March 2024, the SEC adopted final rules which would require all U.S. companies with publicly-traded securities to report annually their Scope 1 and 2 GHG emissions and related risk-management processes, and would include a related financial statement and audit requirement, among other things. There is considerable uncertainty as to whether these rules will be implemented as adopted, both because the SEC has suspended effectiveness of those rules while legal challenges are pending and because shifts in executive and legislative branches of government could lead the SEC to withdraw or significantly alter those rules.
In March 2025, the SEC voted to end its defense of its climate disclosure rules in the pending legal action, but the SEC has not withdrawn or modified those rules nor has the legal challenge to those rules been dismissed. On September 12, 2025, the U.S. Court of Appeals for the Eighth Circuit ordered the litigation to be held in abeyance until the SEC reconsiders its rules through formal notice-and-comment rulemaking or renews its defense of the rules.

Potential Business Impacts
Direct compliance costs related to the SEC's and California's GHG reporting regimes, if implemented, will include creating systems to measure or estimate and capture relevant data, staffing, and engagement of vendors, including a firm to provide required assurances (somewhat analogous to a financial statement auditor).

79	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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
This reported increase in casualty risks and costs is being reflected in property insurance practices which currently are in significant flux. The insurance industry and insurance regulators are being forced to revise their risk assessment and premium pricing policies in coastal and other impacted areas as loss experience has deviated from earlier predictions, sometimes substantially. In Florida, for example, some smaller carriers failed, some larger carriers left markets, and other carriers significantly increased the premiums of hurricane-related insurance, narrowed coverage, or both, resulting in numerous proposals for legislative and regulatory reform.
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
Critical Accounting Policies and Estimates
Allowance for Loan and Lease Losses
Management’s policy is to maintain the ALLL at a level sufficient to absorb expected credit losses in the loan and lease portfolio. Management performs periodic and systematic detailed reviews of its loan and lease portfolio to identify trends and to assess the overall collectability of the portfolio. Management believes the accounting estimate related to the ALLL is a “critical accounting estimate” as: (1) changes in it can materially affect the provision for loan and lease losses and net income; (2) it requires management to predict borrowers’ likelihood or capacity to repay, including evaluation of inherently uncertain future economic conditions; (3) prepayment activity must be projected to estimate the life of loans that often are shorter than contractual terms; (4) it requires estimation of a reasonable and supportable forecast period for credit losses for loan portfolio segments before reversion to historical loss levels over the remaining life of a loan; and (5) expected future recoveries of amounts previously charged off must be estimated. Accordingly, this is a highly subjective process and requires significant judgment since it is difficult to evaluate current and future economic conditions in relation to an overall credit cycle and estimate the timing and extent of loss events that are expected to occur prior to the end of a loan’s or lease's estimated life.
FHN believes that the principal assumptions underlying the accounting estimates made by management include:
(1) the commercial loan portfolio has been properly risk graded based on information about borrowers in specific industries and specific issues with respect to single borrowers; (2) borrower-specific information made available to FHN is current and accurate; (3) the loan portfolio has been segmented properly and individual loans have similar credit risk characteristics and will behave similarly; (4) the lives for loan portfolio pools have been estimated properly, including consideration of expected prepayments; (5) the economic forecasts utilized and associated weighting selected by management in the modeling of expected credit losses are reflective of future economic conditions; (6) entity-specific historical loss information has been properly assessed for all loan portfolio segments as the initial basis for estimating expected credit losses; (7) the reasonable and supportable periods for loan portfolio segments have been properly determined; (8) the reversion methodologies and timeframes for migration from the reasonable and supportable period to the use of historical loss rates are reasonable; (9) expected recoveries of prior charge-off amounts have been properly estimated; and (10) qualitative adjustments to modeled loss results reasonably reflect expected future credit losses as of the date of the financial statements.
While management uses the best information available to establish the ALLL, future adjustments to the ALLL and

80	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

methodology may be necessary if economic or other conditions differ substantially from the assumptions used in making the estimates. Such adjustments to prior estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels vary from previous estimates.
Selection and weighting of macroeconomic forecasts are the most significant inputs in quantitative ALLL calculations. Due to the sensitivity of the ALLL determination to macroeconomic forecasts, changes in those forecasts can result in materially different results between reporting periods. In the determination of the ALLL as of December 31, 2025, FHN utilized Moody's Baseline, S1 (upside) and S3 (adverse) scenarios for the calculation of the ALLL. FHN placed the most weight on the Moody's Baseline scenario but included the S1 and S3 scenarios to reflect the uncertainty of macroeconomic forecasts related to ongoing economic conditions.
Due to the dynamic relationship of macroeconomic inputs in modeling calculations, quantifying the effects of changing individual inputs is highly challenging. Additionally, management applies judgment in developing qualitative adjustments that are considered necessary to appropriately reflect elements of credit risk that are not captured in the quantitative model results. To provide some hypothetical sensitivity analysis, FHN prepared two alternate quantitative calculations, applying 100% weighting to Moody's Baseline and S3 (adverse) scenarios. These hypothetical calculations resulted in a 7% reduction and 31% increase, respectively, in ALLL in comparison to the ALLL recorded as of December 31, 2025, inclusive of qualitative adjustments that are affected by the weighting of forecast scenarios.
See Note 1 - Significant Accounting Policies and Note 4 - Allowance for Credit Losses to the Consolidated Financial Statements in Part II, Item 8 of this Report for detail regarding FHN’s processes, models, and methodology for determining the ALLL.
Income Taxes
FHN is subject to the income tax laws of the U.S. and the states and jurisdictions in which it operates. FHN accounts for income taxes in accordance with ASC 740, "Income Taxes." Significant judgments and estimates are required in the determination of the consolidated income tax expense. FHN's income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimates of current and future taxes to be paid.
Income tax expense consists of both current and deferred taxes. Current income tax expense is an estimate of taxes to be paid or refunded for the current period and includes income tax expense related to uncertain tax positions. A DTA or a DTL is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes can be affected by changes in tax rates applicable to future years, either as a result of statutory changes or the alteration of business activities in jurisdictions in which FHN is or may become subject to taxation. Additionally, DTAs are subject to a “more likely than not” test to determine whether the full amount of the DTAs should be realized in the financial statements. FHN evaluates the likelihood of realization of the DTA based on both positive and negative evidence available at the time, including (as appropriate) scheduled reversals of DTLs, projected future taxable income, tax planning strategies, and recent financial performance. Realization is dependent on generating sufficient taxable income prior to the expiration of the carryforwards attributable to or generated with respect to the DTA. In projecting future taxable income, FHN incorporates assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates used to manage the underlying business. If the “more likely than not” test is not met, a valuation allowance must be established against the DTA.
The income tax laws of the jurisdictions in which FHN operates are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In determining if a tax position should be recognized and in establishing a provision for income tax expense, FHN must make judgments and interpretations about the application of these inherently complex tax laws. Interpretations may be subjected to review during examination by taxing authorities and disputes may arise over the respective tax positions. FHN attempts to resolve disputes that may arise during the tax examination and audit process. However, certain disputes may ultimately be resolved through the federal and state court systems.
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
See Note 14 - Income Taxes to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional

81	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

information including discussion of valuation allowances related to deferred tax assets and the potential impact of unrecognized tax benefits on future earnings.
Contingent Liabilities
A liability is contingent if the amount or outcome is not presently known but may become known in the future as a result of the occurrence of some uncertain future event. FHN estimates its contingent liabilities based on management’s ability to reasonably estimate the loss or range of loss related to probable loss outcomes and management's estimates of reasonably possible loss associated with less-than-probable, but more-than-remote, loss outcomes. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are, by their nature, highly uncertain and difficult to estimate.
The assessment of contingent liabilities, including legal contingencies, involves the use of critical estimates, assumptions, and judgments. Management’s estimates are based on its belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or decisions of arbitrators, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (e.g., attorneys, accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.
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
The non-GAAP measures presented in this report are pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, and tangible book value per common share. Table 7.33 provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.
Presentation of regulatory measures, even those which are not GAAP, provides a meaningful basis for comparability to other financial institutions subject to the same regulations as FHN, as demonstrated by their use by banking regulators in reviewing capital adequacy of financial institutions. Although not GAAP terms, these regulatory measures are not considered “non-GAAP” under U.S. financial reporting rules as long as their presentation conforms to regulatory standards. Regulatory measures used in this MD&A include: common equity tier 1 capital, generally defined as common equity less goodwill, other intangibles, and certain other required regulatory deductions; tier 1 capital, generally defined as the sum of core capital (including common equity and instruments that cannot be redeemed at the option of the holder) adjusted for certain items under risk based capital regulations; and risk-weighted assets, which is a measure of total on- and off-balance sheet assets adjusted for credit and market risk, used to determine regulatory capital ratios.
The following table provides a reconciliation of non-GAAP items presented in this MD&A to the most comparable GAAP presentation.

82	2025 FORM 10-K ANNUAL REPORT

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table 7.33
NON-GAAP TO GAAP RECONCILIATION

(Dollars in millions; shares in thousands)	2025	2024	2023
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$2,622	$2,511	$2,540
Plus: Noninterest income (GAAP)	797	679	927
Total revenues (GAAP)	3,419	3,190	3,467
Less: Noninterest expense (GAAP)	2,074	2,035	2,079
Pre-provision net revenue (Non-GAAP)	$1,345	$1,155	$1,388

Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$9,142	$9,111	$9,291
Less: Noncontrolling interest (a)	295	295	295
Less: Preferred stock (a)	349	426	520
(B) Total common equity	8,498	8,390	8,476
Less: Goodwill and other intangible assets (GAAP) (b)	1,615	1,653	1,696
(C) Tangible common equity (Non-GAAP)	$6,883	$6,737	$6,780

Tangible Assets (Non-GAAP)
(D) Total assets (GAAP)	$83,876	$82,152	$81,661
Less: Goodwill and other intangible assets (GAAP) (b)	1,615	1,653	1,696
(E) Tangible assets (Non-GAAP)	$82,261	$80,499	$79,965

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,142	$9,136	$8,905
Less: Average noncontrolling interest (a)	295	295	295
Less: Average preferred stock (a)	388	450	758
(F) Total average common equity	8,459	8,391	7,852
Less: Average goodwill and other intangible assets (GAAP) (b)	1,633	1,674	1,720
(G) Average tangible common equity (Non-GAAP)	$6,826	$6,717	$6,132

Net Income Available to Common Shareholders
(H) Net income available to common shareholders (GAAP)	$956	$738	$865

Period-end shares outstanding
(I) Period-end shares outstanding	484,825	524,280	558,839

Ratios
(A)/(D) Total period-end equity to period-end assets (GAAP)	10.90%	11.09%	11.38%
(C)/(E) Tangible common equity to tangible assets (Non-GAAP)	8.37	8.37	8.48
(H)/(F) Return on average common equity (GAAP)	11.30	8.80	11.01
(H)/(G) Return on average tangible common equity (Non-GAAP)	14.01	10.99	14.10
(B)/(I) Book value per common share (GAAP)	$17.53	$16.00	$15.17
(C)/(I) Tangible book value per common share (Non-GAAP)	$14.20	$12.85	$12.13

(a)Included in total equity on the Consolidated Balance Sheets.
(b)Includes goodwill and other intangible assets, net of amortization.

83	2025 FORM 10-K ANNUAL REPORT

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is incorporated herein by reference to: 2025 MD&A (Item 7), which begins on page 40 of this report; Note 21—Derivatives, which begins on page 160 of this report; and Note 22—Master Netting and Similar Agreements - Repurchase, Reverse Repurchase, and Securities Borrowing Transactions, which begins on page 167 of this report. Within 2025 MD&A, these sections are especially pertinent to this Item 7A: Market Risk Management and Interest Rate Risk Management which begin, respectively, on pages 68 and 70 of this report. Notes 21 and 22 are part of our 2025 Financial Statements (Item 8).

84	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	ITEM 8 TOPICS
Item 8.    Financial Statements and Supplementary Data
TABLE OF ITEM 8 TOPICS

85	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	MANAGEMENT REPORT ON ICOFR

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
Management assessed the effectiveness of First Horizon Corporation’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our assessment and those criteria, management believes that First Horizon Corporation maintained effective internal control over financial reporting as of December 31, 2025.
KPMG LLP, the independent registered public accounting firm that audited First Horizon Corporation's financial statements, issued an audit report on First Horizon Corporation’s internal control over financial reporting. That report appears on the following page.

86	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON ICOFR

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited First Horizon Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
Memphis, Tennessee
February 26, 2026

87	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
First Horizon Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Horizon Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses for loans collectively evaluated for impairment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2025, was $738 million, of which a portion related to the allowance for loan losses for loans collectively evaluated for impairment (the collective ALLL). The collective ALLL includes the measure of expected credit losses on a collective (pooled) basis for those loans that share similar risk characteristics. The Company estimated the collective ALLL using a current expected credit losses methodology which is based on internal and external information relating to past events, current conditions, and reasonable and supportable forecasts of future

88	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
conditions that affect the collectability of future cash flows. The expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and individual loan level exposure at default (EAD), including amortization and prepayment assumptions, on an undiscounted basis. The Company uses models or assumptions to develop expected loss forecasts, inclusive of qualitative adjustments that are affected by the weighting of multiple macroeconomic forecast scenarios over a three-year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, the Company segments the portfolio into pools, generally incorporating loan grades for commercial loans. The Company uses qualitative adjustments to adjust historical loss information in situations where current loan characteristics differ from those in the historical loss information and for differences in economic conditions and other factors.

We identified the assessment of the collective ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the collective ALLL due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALLL methodology, including the methods and models used to estimate the PD, LGD, and prepayment and their significant assumptions, which included the selection of the economic forecast scenarios and the weighting of each economic scenario. The assessment also included the evaluation of certain qualitative adjustments and their significant assumptions. The significant assumptions are sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayment models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

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

89	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	OPINION ON CONSOLIDATED FINANCIAL STATEMENTS
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
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
February 26, 2026

90	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED BALANCE SHEETS
Consolidated Balance Sheets

	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Cash and due from banks	$961	$906
Interest-bearing deposits with banks	1,125	1,538
Federal funds sold and securities purchased under agreements to resell	634	631
Trading securities	1,904	1,387
Securities available for sale at fair value	8,165	7,896
Securities held to maturity (fair value of $1,073 and $1,083, respectively)	1,216	1,270
Loans held for sale (including $151 and $85 at fair value, respectively)	406	551
Loans and leases	64,156	62,565
Allowance for loan and lease losses	(738)	(815)
Net loans and leases	63,418	61,750
Premises and equipment	544	574
Goodwill	1,510	1,510
Other intangible assets	105	143
Other assets	3,888	3,996
Total assets	$83,876	$82,152

Liabilities
Noninterest-bearing deposits	$15,823	$16,021
Interest-bearing deposits	51,653	49,560
Total deposits	67,476	65,581
Trading liabilities	607	550
Short-term borrowings	3,254	3,400
Term borrowings	1,321	1,195
Other liabilities	2,076	2,315
Total liabilities	74,734	73,041

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 8,750 and 16,750 shares, respectively	349	426
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 484,825,395 and 524,280,412 shares, respectively	303	328
Capital surplus	3,974	4,808
Retained earnings	5,031	4,382
Accumulated other comprehensive loss, net	(810)	(1,128)
FHN shareholders' equity	8,847	8,816
Noncontrolling interest	295	295
Total equity	9,142	9,111
Total liabilities and equity	$83,876	$82,152

See accompanying notes to consolidated financial statements.

91	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in millions, except per share data; shares in thousands)	2025	2024	2023
Interest income
Interest and fees on loans and leases	$3,698	$3,874	$3,575
Interest and fees on loans held for sale	34	36	51
Interest on investment securities	282	241	247
Interest on trading securities	91	85	78
Interest on other earning assets	81	116	149
Total interest income	4,186	4,352	4,100
Interest expense
Interest on deposits	1,339	1,620	1,266
Interest on trading liabilities	26	24	12
Interest on short-term borrowings	121	130	210
Interest on term borrowings	78	67	72
Total interest expense	1,564	1,841	1,560
Net interest income	2,622	2,511	2,540
Provision for credit losses	65	150	260
Net interest income after provision for credit losses	2,557	2,361	2,280
Noninterest income
Fixed income	206	187	133
Deposit transactions and cash management	169	176	179
Brokerage, management fees and commissions	105	101	90
Card and digital banking fees	74	77	77
Other service charges and fees	60	51	54
Trust services and investment management	51	48	47
Mortgage banking income	43	35	23
Gain on merger termination	—	—	225
Securities gains (losses), net	1	(89)	(4)
Other income	88	93	103
Total noninterest income	797	679	927
Noninterest expense
Personnel expense	1,159	1,137	1,100
Net occupancy expense	139	130	123
Computer software	138	121	111
Operations services	96	94	87
Legal and professional fees	86	64	49
Advertising and public relations	54	48	71
Deposit insurance expense	42	64	122
Contract employment and outsourcing	38	51	49
Amortization of intangible assets	38	44	47
Contributions	26	18	61
Other expense	258	264	259
Total noninterest expense	2,074	2,035	2,079

Income before income taxes	1,280	1,005	1,128
Income tax expense	282	211	212
Net income	$998	$794	$916

92	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF INCOME

Net income attributable to noncontrolling interest	16	19	19
Net income attributable to controlling interest	$982	$775	$897
Preferred stock dividends	26	37	32
Net income available to common shareholders	$956	$738	$865
Basic earnings per share	$1.89	$1.37	$1.58
Diluted earnings per share	$1.87	$1.36	$1.54
Weighted average common shares	505,130	540,317	548,410
Diluted average common shares	511,107	544,285	561,732

See accompanying notes to consolidated financial statements.

93	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Net income	$998	$794	$916
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	270	54	137
Net unrealized gains (losses) on cash flow hedges	52	(14)	47
Net unrealized (losses) gains on pension and other postretirement plans	(4)	20	(4)
Other comprehensive income	318	60	180
Comprehensive income	1,316	854	1,096
Comprehensive income attributable to noncontrolling interest	16	19	19
Comprehensive income attributable to controlling interest	$1,300	$835	$1,077
Income tax expense (benefit) of items included in other comprehensive income:
Net unrealized gains on securities available for sale	$88	$17	$44
Net unrealized gains (losses) on cash flow hedges	17	(5)	15
Net unrealized (losses) gains on pension and other postretirement plans	(1)	7	(1)

See accompanying notes to consolidated financial statements.

94	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock
(Dollars in millions, except per share data)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2022	31,686	$1,014	537,100,615	$336	$4,840	$3,430	$(1,368)	$295	$8,547
Adjustment to reflect adoption of ASU 2022-02	—	—	—	—	—	4	—	—	4
Net income	—	—	—	—	—	897	—	19	916
Other comprehensive income	—	—	—	—	—	—	180	—	180
Cash dividends declared:
Preferred stock	—	—	—	—	—	(32)	—	—	(32)
Common stock ($0.60 per share)	—	—	—	—	—	(335)	—	—	(335)
Preferred stock conversion	(4,936)	(494)	—	—	—	—	—	—	(494)
Common stock repurchased	—	—	(806,360)	(1)	(9)	—	—	—	(10)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,801,663	—	5	—	—	—	5
Series G preferred stock conversion	—	—	19,742,776	12	481	—	—	—	493
Stock-based compensation expense	—	—	—	2	34	—	—	—	36
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(19)	(19)
Balance, December 31, 2023	26,750	520	558,838,694	349	5,351	3,964	(1,188)	295	9,291
Adjustment to reflect adoption of ASU 2023-02	—	—	—	—	—	8	—	—	8
Net income	—	—	—	—	—	775	—	19	794
Other comprehensive income	—	—	—	—	—	—	60	—	60
Cash dividends declared:
Preferred stock	—	—	—	—	—	(29)	—	—	(29)
Common stock ($0.60 per share)	—	—	—	—	—	(329)	—	—	(329)
Series D preferred stock redemption	(10,000)	(94)	—	—	—	(6)	—	—	(100)
Excise tax on preferred stock redemption	—	—	—	—	—	(1)	—	—	(1)
Common stock repurchased (b)	—	—	(39,202,433)	(25)	(601)	—	—	—	(626)
Excise tax on common stock repurchased	—	—	—	—	(6)	—	—	—	(6)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	4,644,151	1	8	—	—	—	9
Stock-based compensation expense	—	—	—	3	56	—	—	—	59
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(19)	(19)
Balance, December 31, 2024	16,750	426	524,280,412	328	4,808	4,382	(1,128)	295	9,111
Net income	—	—	—	—	—	982	—	16	998
Other comprehensive income	—	—	—	—	—	—	318	—	318
Cash dividends declared:
Preferred stock	—	—	—	—	—	(23)	—	—	(23)
Common stock ($0.60 per share)	—	—	—	—	—	(307)	—	—	(307)
Series B preferred stock redemption	(8,000)	(77)	—	—	—	(3)	—	—	(80)
Common stock repurchased (b)	—	—	(43,442,126)	(27)	(891)	—	—	—	(918)
Excise tax on common stock repurchased	—	—	—	—	(8)	—	—	—	(8)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,987,109	—	6	—	—	—	6
Stock-based compensation expense	—	—	—	2	59	—	—	—	61
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(16)	(16)
Balance, December 31, 2025	8,750	$349	484,825,395	$303	$3,974	$5,031	$(810)	$295	$9,142
(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)2025 and 2024 include $894 million and $604 million, respectively, repurchased under FHN's general purchase programs.

See accompanying notes to consolidated financial statements.

95	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating Activities
Net income	$998	$794	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	65	150	260
Deferred income tax expense (benefit)	49	(17)	44
Depreciation and amortization of premises and equipment	56	55	55
Amortization of intangible assets	38	44	47
Net other amortization (accretion)	(30)	2	—
Net decrease in trading securities (a)	530	1,011	1,163
Net (increase) decrease in derivatives	5	(2)	(314)
Stock-based compensation expense	61	59	36
Securities (gains) losses, net	(1)	89	4
Loans held for sale:
Purchases and originations	(3,077)	(2,758)	(2,295)
Gross proceeds from settlements and sales	2,187	1,792	1,183
Gain due to fair value adjustments and other	(19)	(75)	(12)
Other operating activities, net	(234)	124	212
Total adjustments	(370)	474	383
Net cash provided by operating activities	628	1,268	1,299
Investing Activities
Proceeds from sales of securities available for sale	—	1,155	—
Proceeds from payments on securities available for sale	957	831	856
Purchases of securities available for sale	(874)	(1,538)	(261)
Proceeds from payments on securities held to maturity	57	57	53
Proceeds from sales of premises and equipment	3	8	1
Purchases of premises and equipment	(33)	(44)	(37)
Proceeds from BOLI	24	13	14
Net increase in loans and leases	(1,647)	(1,337)	(3,303)
Net decrease (increase) in interest-bearing deposits with banks	413	(209)	56
Other investing activities, net	6	6	16
Net cash used in investing activities	(1,094)	(1,058)	(2,605)
Financing Activities
Common stock:
Stock options exercised	6	9	5
Cash dividends paid	(314)	(332)	(335)
Repurchase of shares	(918)	(626)	(10)
Preferred stock:
Preferred stock redemption	(80)	(100)	—
Cash dividends paid - preferred stock - noncontrolling interest	(16)	(19)	(17)
Cash dividends paid - preferred stock	(26)	(29)	(32)
Net increase (decrease) in deposits	1,894	(201)	2,289
Net (decrease) increase in short-term borrowings	(146)	851	43
Proceeds from issuance of term borrowings	513	16	—
Repayment of term borrowings	(366)	(6)	(450)
(Decreases) increases in secured borrowings	(23)	33	1
Net cash provided by (used in) financing activities	524	(404)	1,494

96	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	CONSOLIDATED STATEMENTS OF CASH FLOWS

Net increase (decrease) in cash and cash equivalents	58	(194)	188
Cash and cash equivalents at beginning of period	1,537	1,731	1,543
Cash and cash equivalents at end of period	$1,595	$1,537	$1,731
Supplemental Disclosures
Total interest paid	$1,584	$1,869	$1,428
Total taxes paid	62	106	123
Total taxes refunded	2	7	19
Transfer from loans to OREO	5	3	4
Transfer from loans HFS to trading securities	1,053	992	1,212
Transfer from loans HFS to loans	1	—	—
Preferred stock conversion to common stock	—	—	493

(a) Includes transfers from loans HFS to trading securities.
See accompanying notes to consolidated financial statements.

97	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Revenues
Revenue is recognized when the performance obligations under the terms of a contract with a client are satisfied in an amount that reflects the consideration to which FHN expects to be entitled. FHN derives a significant portion of its revenues from fee-based services. Noninterest income from transaction-based fees is generally recognized immediately upon completion of the transaction. Noninterest income from service-based fees is generally recognized over the period in which FHN provides the service. Any services performed over time generally require that FHN render services each reporting period and, therefore, FHN measures progress in completing these services based upon the passage of time and recognizes revenue for the elapsed portion of the service period.
Following is a discussion of FHN's key revenues within the scope of ASC 606, "Revenue from Contracts with Customers," except as noted.
Fixed Income
Fixed income includes fixed income securities sales, trading, and strategies, as well as loan sales and derivative sales, which are not within the scope of revenue from contracts with customers. Fixed income also includes investment banking fees earned for services related to underwriting debt securities and fees for performing portfolio advisory services. FHN's performance obligation for underwriting services is satisfied on the trade date, while the performance obligation for advisory services is satisfied over time.
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
Mortgage Banking Income
Mortgage banking income is associated with 1) the sale of loans, 2) the settlement of derivatives, 3) changes in the fair value of loans, derivatives, and servicing rights, and 4)

98	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
the servicing of loans. These revenues are not within the scope of revenue from contracts with customers.
Contract Balances
As of December 31, 2025 and 2024, accounts receivable related to products and services on noninterest income were $13 million and $14 million, respectively. For the year ended December 31, 2025, FHN had no material impairment losses on noninterest accounts receivable, and there were no material contract assets, contract liabilities, or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2025. Credit risk is assessed on these accounts receivable each reporting period, and the amount of estimated uncollectible receivables is not material.
Transaction Price Allocated to Remaining Performance Obligations
For the year ended December 31, 2025, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less and contracts where revenue is recognized as invoiced, is not material.
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
Debt Investment Securities
Debt securities that may be sold prior to maturity are classified as AFS and are carried at fair value. The unrealized gains and losses on debt securities AFS, including securities for which no credit impairment exists, are excluded from earnings and are reported, net of tax, as a component of other comprehensive income within shareholders’ equity and the Consolidated Statements of Comprehensive Income (Loss). Debt securities which management has the intent and ability to hold to maturity are reported at amortized cost. See Note 23 - Fair Value of Assets and Liabilities for additional information. Realized gains and losses (i.e., from sales) for debt investment securities are determined by the specific identification method and reported in noninterest income.
The evaluation of credit risk for HTM debt securities mirrors the process described below for loans held for investment. AFS debt securities are reviewed for potential credit impairment at the individual security level. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase, and observable market information such as issuer-specific credit spreads. Credit losses for AFS debt securities are recognized through establishment of an allowance for credit losses that cannot exceed the amount by which amortized cost exceeds fair value. Charge-offs are recorded as reductions of the security’s amortized cost and the credit allowance. Subsequent improvements in estimated credit losses result in reduction of the credit allowance, but not beyond zero. However, if FHN has the intent to sell or if it is more likely than not that it will be compelled to sell a security with an unrecognized loss, the difference between the security's carrying value and fair value is recognized through earnings and a new amortized cost basis is established for the security (i.e., no allowance for credit losses is recognized).
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
Equity Investments
Equity investments include FRB stock, FHLB stock, and other equity investments, and are classified within other assets on the Consolidated Balance Sheets. Ownership of FRB and FHLB stock is a requirement for all banks seeking membership into and access to the services provided. FRB and FHLB stock are recorded at cost and are subject to impairment reviews. Other equity investments primarily consist of mutual funds, which are marked to fair value through earnings, and equity investments without a readily determinable fair value, which are recorded at cost minus impairment, with adjustments through earnings for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Dividends received on equity investments are included within other noninterest income on the Consolidated Statements of Income.

99	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Loans and Leases
Generally, loans are stated at principal amounts outstanding, net of unearned income. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs, premiums, and discounts are recognized in interest income upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period.
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

100	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Nonaccrual and Past Due Loans
Generally, loans are placed on nonaccrual status if it becomes evident that full collection of principal and interest is at risk, impairment has been recognized as a partial charge-off of principal balance due to insufficient collateral value and past due status, or on a case-by-case basis if FHN continues to receive payments, but there are other borrower-specific issues. Consumer loans are generally placed into nonaccrual status no later than 90 days past due. Generally, commercial and consumer loans within each portfolio segment and class that have been placed on nonaccrual status can be returned to accrual status if all principal and interest is current and FHN expects full repayment of the remaining contractual principal and interest. This typically requires that a borrower make payments in accordance with the contractual terms for a sustained period of time (generally for a minimum of six months) before being returned to accrual status. Residential real estate loans discharged through Chapter 7 bankruptcy and not reaffirmed by the borrower (“discharged bankruptcies”) are placed on nonaccrual. They are not returned to accrual status even if current and performing in the future. Current second-lien residential real estate loans that are junior to first liens are placed on nonaccrual status if in bankruptcy. The second lien may be returned to accrual upon payoff or cure of the first lien.
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
For consumer loans, the timing of a full or partial charge-off generally depends on the loan type and delinquency status. Generally, for the consumer real estate segment, a loan will be either partially or fully charged off when it becomes 180 days past due. At this time, if the collateral value does not support foreclosure, balances are fully charged off and other avenues of recovery are pursued. If the collateral value supports foreclosure, the loan is charged down to net realizable value (collateral value less estimated costs to sell) and is placed on nonaccrual status. For residential real estate loans discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower, the fair value of the collateral position is assessed at the time FHN is made aware of the discharge and the loan is charged down to the net realizable value (collateral value less estimated costs to sell). Within the credit card and other portfolio segment, credit cards are fully charged off as unsecured loans upon reaching 120 days past due, whereas other non-real estate consumer loans are charged off, in whole or in part, upon reaching 120 days past due to the extent unsecured by collateral.
For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the ALLL recorded at acquisition is immediately charged off if required by FHN’s existing charge-off policy. Additionally, FHN is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ALLL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet FHN’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in an income statement impact.
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

101	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Allowance for Credit Losses
The nature of the process by which FHN determines the appropriate ACL requires the exercise of considerable judgment. The ACL is determined in accordance with ASC 326-20, "Financial Instruments—Credit Losses". See Note 4 - Allowance for Credit Losses for a discussion of FHN’s ACL methodology and a description of the models utilized in the estimation process for the commercial and consumer loan portfolios.
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

102	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Since CECL requires the estimation of credit losses for the entire expected life of loans, loss estimates are highly sensitive to changes in macroeconomic forecasts, especially when those forecasts change dramatically in short time periods. Additionally, under CECL, credit loss estimates are more likely to increase rapidly in periods of loan growth.
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

103	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
contracts, covenants not to compete, and premiums on purchased deposits, which are amortized over their estimated useful lives. Intangible assets related to acquired deposit bases are primarily amortized over 10 years using an accelerated method. Management evaluates whether events or circumstances have occurred that indicate the remaining useful life or carrying value of amortizing intangibles should be revised. Other intangibles also include smaller amounts of non-amortizing intangibles for state banking licenses.
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

104	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
lease liability are recognized at the present value of estimated future lease payments, including estimated renewal periods, with the discount rate reflecting a fully-collateralized rate matching the estimated lease term. Renewal options are included in the estimated lease term if they are considered reasonably certain of exercise. Periods covered by termination options are included in the lease term if it is reasonably certain they will not be exercised. Additionally, prepaid or accrued lease payments, lease incentives, and initial direct costs related to lease arrangements are recognized within the right-of-use asset. Each lease is classified as a financing or operating lease depending on the relationship of the lessee’s rights to the economic value of the leased asset. For finance leases, interest on the lease liability is recognized separately from amortization of the right-of-use asset in earnings, resulting in higher expense in the earlier portion of the lease term. For operating leases, a single lease cost is calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Substantially all of FHN’s lessee arrangements are classified as operating leases. For leases with a term of 12 months or less, FHN does not recognize lease assets and lease liabilities and expense is generally recognized on a straight-line basis over the lease term.
Lease assumptions and classification are reassessed upon the occurrence of events that result in changes to the estimated lease term or consideration. Modifications to lease contracts are evaluated to determine 1) if a right to use an additional asset has been obtained, 2) if only the lease term and/or consideration have been revised, or 3) if a full or partial termination has occurred. If an additional right-of-use asset has been obtained, the modification is treated as a separate contract and its classification is evaluated as a new lease arrangement. If only the lease term or consideration are changed, the lease liability is revalued with an offset to the lease asset and the lease classification is reassessed. If a modification results in a full or partial termination of the lease, the lease liability is revalued through earnings along with a proportionate reduction in the value of the related lease asset and subsequent expense recognition is similar to a new lease arrangement.
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
Lessor
As a lessor, FHN also evaluates its lease arrangements to determine whether a finance lease or an operating lease exists and utilizes the rate implicit in the lease arrangement as the discount rate to calculate the present value of future cash flows. Depending upon the terms of the individual agreements, finance leases represent either sales-type or direct financing leases, both of which require derecognition of the asset being leased with offsetting recognition of a lease receivable that is evaluated for impairment similar to loans. Other than equipment leases entered into as part of commercial lease financing arrangements, all of FHN's lessor arrangements are considered operating leases.
Lease income for operating leases is recognized over the life of the lease, generally on a straight-line basis. Lease incentives and initial direct costs are capitalized and amortized over the estimated life of the lease. Lease income is not significant for any reporting periods and is classified as a reduction of net occupancy expense in the Consolidated Statements of Income.
Tax Credit Investments
FHN has elected to apply the proportional amortization method ("PAM") to all qualifying equity investments generating low income housing tax credits, new markets tax credits, and historic tax credits. Under the PAM, the initial cost of a qualifying equity investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as a component of income tax expense.
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
Advertising and Public Relations
Advertising and public relations costs are generally expensed as incurred.

105	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Equity Compensation
FHN accounts for its employee stock-based compensation plans using the grant date fair value of an award to determine the expense to be recognized over the life of the award. Stock options are valued using an option-pricing model, such as Black-Scholes. Restricted and performance shares and share units are valued at the stock price on the grant date. For awards with service vesting criteria, expense is recognized using the straight-line method over the requisite service period (generally the vesting period). Forfeitures are recognized when they occur. For awards vesting based on a performance measure, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period. If a performance period extends beyond the required service term, total expense is adjusted for changes in estimated achievement through the end of the performance period. Some performance awards include a total shareholder return modifier (“TSR Modifier”) that operates after determination of the performance criteria, affecting only the quantity of awards issued if the minimum performance threshold is attained. The effect of the TSR Modifier is considered in the grant-date fair value of the related performance awards. The fair value of equity awards with cash payout requirements, as well as awards for which fair value cannot be estimated at grant date, is remeasured each reporting period through vesting date. Performance awards with pre-grant date achievement criteria are expensed over the period from the start of the performance period through the end of the service vesting term. Awards are amortized using the nonsubstantive vesting methodology, which requires that expense associated with awards having only service vesting criteria that continue vesting after retirement be recognized over a period ending no later than an associate’s retirement eligibility date.
Cash settled awards with payouts partially or fully based on changes in share price are accounted for as liability awards and are remeasured based on changes in their fair value until the end of the performance period. Compensation cost for each reporting period is based on the change in the fair value of the award within each

106	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
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
Business Combinations
Assets and liabilities acquired in business combinations are generally recognized at their fair values as of the acquisition date, with the related transaction costs expensed in the period incurred. Specified items such as net investment in leases as lessor, acquired operating lease assets and liabilities as lessee, employee benefit plans, and income tax-related balances are recognized in accordance with accounting guidance that results in measurements that may differ from fair value. FHN may record provisional amounts at the time of acquisition based on available information. The provisional valuation estimates may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Business combinations are included in the financial statements from the respective dates of acquisition. Adjustments recorded during the measurement period are recognized in the current reporting period.
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
For public business entities, ASU 2023-09 was effective for annual periods beginning after December 15, 2024. FHN adopted ASU 2023-09 as of December 31, 2025 and its requirements have been applied retrospectively to all periods presented in Note 14 - Income Taxes.

107	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
Accounting Changes Issued But Not Currently Effective
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
ASU 2025-08
In November 2025, the FASB issued ASU 2025-08, “Purchased Loans”, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under ASU 2025-08, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach) which eliminates the credit mark double-count that was previously recognized for all non-PCD loans. Purchased seasoned loans are defined as either: (1) non-PCD loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. ASU 2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance which facilitates pooling of purchased seasoned loans with originated loans for the determination of ACL post-acquisition.
ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively to loans that are acquired on or after the initial application date. FHN early adopted ASU 2025-08 beginning January 1, 2026. Since ASU 2025-08 only affects prospective loan acquisitions there was no effect of adoption on FHN’s consolidated financial statements.
ASU 2025-09
In November 2025, the FASB issued ASU 2025-09, “Hedge Accounting Improvements”, which amends the guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendment expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions for cash flow hedges and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of nonfinancial assets. It also eliminates the requirement to apply the net written option test when certain compound derivatives are used in interest rate hedges.
In addition, the amendment simplifies the application of hedge accounting for entities hedging forecasted interest payments on choose-your-rate debt instruments and addresses application issues related to “dual hedges,” where a foreign-currency-denominated debt instrument is designated as a hedging instrument and a hedged item.
ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively for all hedging relationships, and entities may elect to adopt the amendments in ASU 2025-09 for hedging relationships that exist as of the date of adoption. FHN early adopted ASU 2025-09 beginning January 1, 2026. There were no effects on FHN’s existing accounting hedges as a result of adoption.

108	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
ASU 2025-10
In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities” to provide guidance on how business entities should recognize, measure, and present government grants received.
ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update may be applied using a modified prospective, modified retrospective, or retrospective approach. FHN is currently assessing the effects of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.
ASU 2025-11
In December 2025, the FASB issued ASU 2025-11, “Narrow-Scope Improvements” to provide clarifications intended to improve the consistency and usability of interim disclosure requirements. The ASU includes a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period.
ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The amendments in this update permit an entity to apply the new guidance using a prospective or retrospective approach. FHN is currently assessing the effects of adopting ASU 2025-11 on its financial statement disclosures.
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
In April 2024, the SEC issued a stay of the Climate Disclosures Rules pending the completion of judicial review of various legal challenges. On March 27, 2025, the SEC voted to end the legal defense of the Climate Disclosures Rules, and in a July 23, 2025 court filing, the SEC stated it did not intend to review or reconsider its Climate Disclosures Rules prior to the court ruling on the pending petitions challenging those rules. On September 12, 2025, the U.S. Court of Appeals for the Eighth Circuit ordered the litigation to be held in abeyance until the SEC reconsiders its Climate Disclosures Rules through formal notice-and-comment rulemaking or renews its defense of the rules. As a result of the SEC's and the Court's actions, the actual timing of any implementation of the Climate Disclosures Rules, and the form of the rules if implemented, remains uncertain. FHN is assessing the potential effects of the Climate Disclosures Rules on its financial statements.

109	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following table summarizes FHN’s investment securities as of December 31, 2025 and 2024.
Table 8.2.1

INVESTMENT SECURITIES AT DECEMBER 31, 2025
	December 31, 2025
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$3,964	$9	$(332)	$3,641
Government agency issued CMO	3,092	6	(229)	2,869
Other U.S. government agencies	1,424	2	(109)	1,317
States and municipalities	361	2	(25)	338
Total securities available for sale (a)	$8,841	$19	$(695)	$8,165

Securities held to maturity:
Government agency issued MBS	$758	$—	$(76)	$682
Government agency issued CMO	458	—	(67)	391
Total securities held to maturity (a)	$1,216	$—	$(143)	$1,073

(a)Includes $7.2 billion of securities available for sale and $1.1 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

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

(a)Includes $6.9 billion of securities available for sale and $1.2 billion of securities held to maturity pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

110	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of December 31, 2025 is provided below.
Table 8.2.2
DEBT SECURITIES PORTFOLIO MATURITIES

	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$12	$11
After 1 year through 5 years	—	—	124	116
After 5 years through 10 years	—	—	527	508
After 10 years	—	—	1,122	1,020
Subtotal	—	—	1,785	1,655
Government agency issued MBS and CMO (a)	1,216	1,073	7,056	6,510
Total	$1,216	$1,073	$8,841	$8,165

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the years ended December 31, 2025 and 2023. During the fourth quarter of 2024, as part of an opportunistic restructuring of a portion of the securities portfolio, FHN sold $1.2 billion of AFS securities, which resulted in realized losses of $91 million for the year ended December 31, 2024.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of December 31, 2025 and 2024.
Table 8.2.3
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of December 31, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$190	$(1)	$2,791	$(331)	$2,981	$(332)
Government agency issued CMO	353	—	1,706	(229)	2,059	(229)
Other U.S. government agencies	281	(1)	796	(108)	1,077	(109)
States and municipalities	1	—	236	(25)	237	(25)
Total	$825	$(2)	$5,529	$(693)	$6,354	$(695)

	As of December 31, 2024
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$663	$(9)	$2,992	$(513)	$3,655	$(522)
Government agency issued CMO	675	(2)	1,744	(310)	2,419	(312)
Other U.S. government agencies	210	(6)	863	(155)	1,073	(161)
States and municipalities	66	(1)	256	(39)	322	(40)
Total	$1,614	$(18)	$5,855	$(1,017)	$7,469	$(1,035)

FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of
AFS debt securities were $28 million and $29 million as of December 31, 2025 and 2024. Consistent with FHN's review of the related securities, there were no credit-related write downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities

111	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 2—INVESTMENT SECURITIES
with unrealized losses, FHN does not intend to sell them and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM securities during the years ended December 31, 2025, 2024, or 2023.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both December 31, 2025 and 2024. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of December 31, 2025 and 2024. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $119 million and $96 million as of December 31, 2025 and 2024, respectively. The year-to-date 2025 and 2024 gross amounts of upward and downward valuation adjustments were not significant.
For equity investments with readily determinable fair values, net unrealized gains of $10 million, $11 million, and $11 million were recognized during 2025, 2024 and 2023, respectively.

112	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of December 31, 2025 and 2024, excluding accrued interest of $257 million and $271 million, respectively, which is included in other assets in the Consolidated Balance Sheets.
Table 8.3.1
LOANS AND LEASES BY PORTFOLIO SEGMENT

	December 31,
(Dollars in millions)	2025	2024
Commercial:
Commercial and industrial (a)	$31,202	$29,957
Loans to mortgage companies	4,703	3,471
Total commercial, financial, and industrial	35,905	33,428
Commercial real estate	13,563	14,421
Consumer:
HELOC	2,164	2,092
Real estate installment loans	11,944	11,955
Total consumer real estate	14,108	14,047
Credit card and other (b)	580	669
Loans and leases	$64,156	$62,565
Allowance for loan and lease losses	(738)	(815)
Net loans and leases	$63,418	$61,750

(a)Includes equipment financing leases of $1.5 billion and $1.4 billion as of December 31, 2025 and 2024, respectively.
(b)Includes $143 million and $174 million of commercial credit card balances as of December 31, 2025 and 2024, respectively.

Restrictions
Loans and leases with carrying values of $45.1 billion and $45.8 billion were pledged as collateral for borrowings as of December 31, 2025 and 2024, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of December 31, 2025, FHN had loans to mortgage companies of $4.7 billion and loans to finance and insurance companies of $4.1 billion. As a result, 25% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

113	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
possibility that FHN will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of December 31, 2025 and 2024.
Table 8.3.2
C&I PORTFOLIO

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$4,492	$5,124	$2,012	$2,706	$1,749	$3,997	$4,703	$9,448	$210	$34,441
Special Mention (PD grade 13)	7	55	42	78	30	61	—	123	6	402
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	52	86	92	207	152	182	—	283	8	1,062
Total C&I loans	$4,551	$5,265	$2,146	$2,991	$1,931	$4,240	$4,703	$9,854	$224	$35,905

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$5,590	$2,607	$3,649	$2,336	$1,055	$3,853	$3,471	$8,784	$248	$31,593
Special Mention (PD grade 13)	106	27	78	47	33	57	—	279	2	629
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	84	184	113	179	33	169	—	383	61	1,206
Total C&I loans	$5,780	$2,818	$3,840	$2,562	$1,121	$4,079	$3,471	$9,446	$311	$33,428

(a)LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third party investors. The loans are of short duration with maturities of less than one year.

Table 8.3.3
CRE PORTFOLIO

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,362	$1,011	$1,726	$2,314	$1,873	$3,457	$293	$93	$12,129
Special Mention (PD grade 13)	—	—	1	191	92	88	33	—	405
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	10	11	9	480	152	321	46	—	1,029
Total CRE loans	$1,372	$1,022	$1,736	$2,985	$2,117	$3,866	$372	$93	$13,563

114	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total

Credit Quality Indicator:
Pass (PD grades 1 through 12)	$694	$1,296	$3,282	$2,778	$894	$3,281	$340	$47	$12,612
Special Mention (PD grade 13)	—	42	280	198	37	130	—	1	688
Substandard, Doubtful, or Loss (PD grades 14,15, and 16)	3	31	251	278	116	436	6	—	1,121
Total CRE loans	$697	$1,369	$3,813	$3,254	$1,047	$3,847	$346	$48	$14,421

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

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of December 31, 2025 and 2024. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following tables classified in a vintage year are real estate installment loans.

Table 8.3.4
CONSUMER REAL ESTATE PORTFOLIO

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$920	$922	$1,330	$1,830	$1,430	$1,924	$1,551	$75	$9,982
FICO score 720-739	119	139	173	250	193	324	182	17	1,397
FICO score 700-719	94	90	125	202	159	250	134	14	1,068
FICO score 660-699	92	128	145	163	90	268	115	19	1,020
FICO score 620-659	9	11	10	16	18	102	22	5	193
FICO score less than 620	25	25	20	19	23	306	15	15	448
Total consumer real estate loans	$1,259	$1,315	$1,803	$2,480	$1,913	$3,174	$2,019	$145	$14,108

115	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$1,045	$1,493	$2,009	$1,592	$675	$1,554	$1,430	$56	$9,854
FICO score 720-739	149	197	270	213	99	271	175	17	1,391
FICO score 700-719	98	140	217	175	72	242	150	18	1,112
FICO score 660-699	133	160	183	100	75	294	146	25	1,116
FICO score 620-659	11	10	17	21	20	122	30	9	240
FICO score less than 620	18	22	19	18	18	203	25	11	334
Total consumer real estate loans	$1,454	$2,022	$2,715	$2,119	$959	$2,686	$1,956	$136	$14,047

The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of December 31, 2025 and 2024.
Table 8.3.5
CREDIT CARD & OTHER PORTFOLIO

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$25	$8	$8	$3	$2	$8	$197	$6	$257
FICO score 720-739	2	1	1	—	—	1	13	1	19
FICO score 700-719	2	1	—	1	—	—	12	1	17
FICO score 660-699	1	—	—	—	—	1	6	1	9
FICO score 620-659	1	1	—	—	—	—	7	1	10
FICO score less than 620	5	4	4	3	2	48	202	—	268
Total credit card and other loans	$36	$15	$13	$7	$4	$58	$437	$10	$580

	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$21	$22	$10	$4	$2	$19	$197	$8	$283
FICO score 720-739	7	3	1	1	—	3	20	2	37
FICO score 700-719	1	2	2	—	—	2	14	—	21
FICO score 660-699	1	2	1	—	—	3	15	4	26
FICO score 620-659	2	1	—	—	—	1	9	—	13
FICO score less than 620	8	8	5	4	4	78	181	1	289
Total credit card and other loans	$40	$38	$19	$9	$6	$106	$436	$15	$669

116	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
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

The following table reflects accruing and non-accruing loans and leases by class on December 31, 2025 and 2024.
Table 8.3.6
ACCRUING & NON-ACCRUING LOANS & LEASES

	December 31, 2025
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,943	$34	$1	$30,978	$120	$35	$69	$224	$31,202
Loans to mortgage companies	4,703	—	—	4,703	—	—	—	—	4,703
Total commercial, financial, and industrial	35,646	34	1	35,681	120	35	69	224	35,905
Commercial real estate:
CRE (b)	13,321	3	—	13,324	218	11	10	239	13,563
Consumer real estate:
HELOC (c)	2,115	14	—	2,129	17	7	11	35	2,164
Real estate installment loans (d)	11,806	27	6	11,839	40	9	56	105	11,944
Total consumer real estate	13,921	41	6	13,968	57	16	67	140	14,108
Credit card and other:
Credit card	224	3	1	228	—	—	—	—	228
Other	349	2	—	351	—	—	1	1	352
Total credit card and other	573	5	1	579	—	—	1	1	580
Total loans and leases	$63,461	$83	$8	$63,552	$395	$62	$147	$604	$64,156

	December 31, 2024
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$29,751	$32	$1	$29,784	$101	$26	$46	$173	$29,957
Loans to mortgage companies	3,471	—	—	3,471	—	—	—	—	3,471
Total commercial, financial, and industrial	33,222	32	1	33,255	101	26	46	173	33,428
Commercial real estate:
CRE (b)	14,124	3	—	14,127	221	10	63	294	14,421
Consumer real estate:
HELOC (c)	2,045	11	2	2,058	19	4	11	34	2,092
Real estate installment loans (d)	11,800	39	17	11,856	31	10	58	99	11,955
Total consumer real estate	13,845	50	19	13,914	50	14	69	133	14,047
Credit card and other:
Credit card	262	2	1	265	—	—	—	—	265
Other	400	2	—	402	—	1	1	2	404
Total credit card and other	662	4	1	667	—	1	1	2	669
Total loans and leases	$61,853	$89	$21	$61,963	$372	$51	$179	$602	$62,565

(a)    $211 million and $172 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2025 and 2024, respectively.
(b)    $238 million and $287 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2025 and 2024, respectively.
(c)    $3 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for both 2025 and 2024.

117	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
(d)    $8 million and $9 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance for 2025 and 2024, respectively.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of December 31, 2025 and 2024, FHN had commercial loans with amortized cost of approximately $400 million and $352 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $160 million and $240 million, respectively, as of December 31, 2025. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the years ended December 31, 2025 and 2024, FHN recognized charge-offs of $66 million and $75 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $5 million and $46 million, respectively, as of December 31, 2025, and $6 million and $36 million, respectively, as of December 31, 2024. Charge-offs were $3 million and $2 million for collateral-dependent consumer loans during the years ended December 31, 2025 and 2024, respectively.
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
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made, as of December 31, 2025, 2024, and 2023.

118	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
Table 8.3.7
LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Amortized Cost
	Interest Rate Reduction	Term Extension	Principal Forgiven/Payment Deferred	Combination (a)	Total	% of Total Class
(Dollars in millions)
As of December 31, 2025
C&I	$—	$188	$—	$7	$195	0.54%
CRE	45	191	—	47	283	2.09
Consumer real estate	—	—	1	2	3	0.02
Total	$45	$379	$1	$56	$481	0.75%

As of December 31, 2024
C&I	$—	$132	$—	$8	$140	0.42%
CRE	—	180	—	61	241	1.67
Consumer real estate	—	—	—	3	3	0.02
Total	$—	$312	$—	$72	$384	0.60%

As of December 31, 2023
C&I	$—	$90	$—	$2	$92	0.28%
CRE	—	40	—	15	55	0.39
Consumer real estate	2	2	5	6	15	0.11
Total	$2	$132	$5	$23	$162	0.26%

(a) Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty.

Table 8.3.8

FINANCIAL EFFECT OF MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY (a)
				Combination
(Dollars in millions)	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)	Amount of Principal Forgiven/Payment Deferred	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)
As of December 31, 2025
C&I	—%	1.05	$—	1.23%	1.20
CRE	0.68	1.43	—	0.90	2.33

As of December 31, 2024
C&I	—%	1.29	$—	0.50%	0.76
CRE	—	1.25	—	0.35	2.03

As of December 31, 2023
C&I	—%	1.00	$—	3.88%	3.85
CRE	—	0.80	—	0.72	1.12
Consumer real estate	3.60	12.00	1.3	1.09	12.38
(a) Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

119	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 3—LOANS & LEASES
Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $16 million, $19 million, and $28 million for the years ended December 31, 2025, 2024, and 2023, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The following table depicts the performance of loans that have been modified in the last 12 months as of December 31, 2025, 2024, and 2023.

Table 8.3.9

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	December 31, 2025

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$133	$7	$—	$55	$195
CRE	155	—	—	128	283
Consumer real estate	1	—	—	2	3
Total	$289	$7	$—	$185	$481

	December 31, 2024

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$116	$—	$—	$24	$140
CRE	195	—	—	46	241
Consumer real estate	2	—	—	1	3
Total	$313	$—	$—	$71	$384

	December 31, 2023

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$70	$—	$—	$22	$92
CRE	8	—	—	47	55
Consumer real estate	4	—	—	11	15
Total	$82	$—	$—	$80	$162

120	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
The expected loan losses are the product of multiplying FHN’s estimates of probability of default ("PD"), loss given default ("LGD"), and individual loan level exposure at default ("EAD"), including amortization and prepayment assumptions, on an undiscounted basis. FHN uses models or assumptions to develop the expected loss forecasts, which incorporate multiple macroeconomic forecasts over a reasonable and supportable forecast period of at most three years. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to its historical loss averages, evaluated over the historical observation period, for the remaining estimated life of the loans. In order to capture the unique risks of the loan portfolio within the PD, LGD, and prepayment models, FHN segments the portfolio into pools, generally incorporating loan grades for commercial loans. As there can be no certainty that actual economic performance will precisely follow any specific macroeconomic forecast, FHN uses qualitative adjustments where current loan characteristics or current or forecasted economic conditions differ from historical periods.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses are included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the years ended December 31, 2025, 2024, and 2023 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The decrease in the ACL balance as of December 31, 2025, as compared to December 31, 2024, was largely driven by reductions in criticized and classified loan balances, lower specific reserves in the CRE portfolio, and lower CRE loan balances. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple scenarios for its macroeconomic inputs, including a baseline scenario, an upside scenario, and a downside scenario from Moody’s. As of December 31, 2025, among other things, FHN's scenario selection process factored in inflation, interest rates, employment, and real estate prices. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. Smaller weights were placed on the FHN-selected downside scenario and on the FHN-selected upside scenario.
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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for December 31, 2025, 2024, and 2023.

121	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Table 8.4.1
ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS

(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
Allowance for loan and lease losses:
Balance as of January 1, 2025	$345	$227	$221	$22	$815
Charge-offs	(126)	(15)	(5)	(20)	(166)
Recoveries	32	3	6	5	46
Provision for loan and lease losses	84	(38)	(16)	13	43
Balance as of December 31, 2025	335	177	206	20	738

Reserve for remaining unfunded commitments:
Balance as of January 1, 2025	$57	$11	$11	$—	$79
Provision for unfunded lending commitments	24	—	(2)	—	22
Balance as of December 31, 2025	81	11	9	—	101

Allowance for credit losses as of December 31, 2025	$416	$188	$215	$20	$839

Allowance for loan and lease losses:
Balance as of January 1, 2024	$339	$172	$233	$29	$773
Charge-offs	(77)	(56)	(3)	(21)	(157)
Recoveries	30	1	9	5	45
Provision for loan and lease losses	53	110	(18)	9	154
Balance as of December 31, 2024	345	227	221	22	815

Reserve for remaining unfunded commitments:
Balance as of January 1, 2024	$49	$22	$12	$—	$83
Provision for unfunded lending commitments	8	(11)	(1)	—	(4)
Balance as of December 31, 2024	57	11	11	—	79

Allowance for credit losses as of December 31, 2024	$402	$238	$232	$22	$894

Allowance for loan and lease losses
Balance as of January 1, 2023	$308	$146	$200	$31	$685
Adoption of ASU 2022-02	1	—	(7)	—	(6)
Charge-offs (a)	(156)	(17)	(4)	(22)	(199)
Recoveries	14	2	9	4	29
Provision for loan and lease losses	172	41	35	16	264
Balance as of December 31, 2023	339	172	233	29	773

Reserve for remaining unfunded commitments:
Balance as of January 1, 2023	$55	$22	$10	$—	$87
Provision for unfunded lending commitments	(6)	—	2	—	(4)
Balance as of December 31, 2023	49	22	12	—	83

Allowance for credit losses as of December 31, 2023	$388	$194	$245	$29	$856

(a)    Charge-offs in the C&I portfolio in 2023 include $72 million from a single credit from a company in bankruptcy.

122	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following table represents gross charge-offs by year of origination for the years ended December 31, 2025, 2024, and 2023.
Table 8.4.2

GROSS CHARGE-OFFS
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
C&I	$3	$5	$13	$22	$30	$39	$14	$126
CRE	—	—	—	9	—	6	—	15
Consumer real estate	—	—	2	1	—	2	—	5
Credit card and other	7	—	1	1	2	1	8	20
Total	$10	$5	$16	$33	$32	$48	$22	$166

(Dollars in millions)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Total
C&I	$1	$16	$15	$23	$3	$15	$4	$77
CRE	—	—	5	—	17	34	—	56
Consumer real estate	—	1	—	—	—	2	—	3
Credit card and other	8	1	1	—	—	2	9	21
Total	$9	$18	$21	$23	$20	$53	$13	$157

(Dollars in millions)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Total
C&I	$1	$17	$82	$5	$10	$34	$7	$156
CRE	—	—	—	—	2	15	—	17
Consumer real estate	—	1	—	—	—	3	—	4
Credit card and other	12	1	—	—	—	2	7	22
Total	$13	$19	$82	$5	$12	$54	$14	$199

123	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
Note 5—Premises, Equipment, and Leases
Premises and equipment was comprised of the following at December 31, 2025 and 2024.
Table 8.5.1
PREMISES & EQUIPMENT

(Dollars in millions)	December 31, 2025	December 31, 2024
Land	$162	$163
Buildings	575	570
Leasehold improvements	91	88
Furniture, fixtures, and equipment	316	304
Fixed assets held for sale (a)	1	1
Total premises and equipment	1,145	1,126
Less accumulated depreciation and amortization	(601)	(552)
Premises and equipment, net	$544	$574

(a) Primarily comprised of land and buildings.
In 2025, FHN recognized $1 million of leased asset impairments, and fixed asset impairments were immaterial. Fixed asset and leased asset impairments were immaterial for 2024 and 2023. Net gains related to the sales of fixed assets were $1 million for 2025, $3 million for 2024, and immaterial for 2023.
First Horizon as Lessee
FHN has operating, financing, and short-term leases for branch locations, corporate offices and certain equipment. Substantially all of these leases are classified as operating leases.
The following table provides details of the classification of FHN's right-of-use assets and lease liabilities included in the Consolidated Balance Sheets.

Table 8.5.2
RIGHT-OF-USE ASSETS & LEASE LIABILITIES

(Dollars in millions)		December 31, 2025	December 31, 2024
Lease right-of-use assets:	Classification
Operating lease right-of-use assets	Other assets	$321	$296
Finance lease right-of-use assets	Other assets	2	2
Total lease right-of-use assets		$323	$298

Lease liabilities:
Operating lease liabilities	Other liabilities	$368	$330
Finance lease liabilities	Other liabilities	2	3
Total lease liabilities		$370	$333

The calculated amounts of ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to determine the present value of the minimum lease payments. The following table details the weighted average remaining lease term and discount rate for FHN's operating and finance leases as of December 31, 2025 and 2024.
Table 8.5.3
REMAINING LEASE TERMS
& DISCOUNT RATES

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Terms
Operating leases	11.65 years	11.68 years
Finance leases	8.31 years	8.60 years
Weighted Average Discount Rate
Operating leases	3.69%	3.19%
Finance leases	2.00%	2.16%
The following table provides a detail of the components of lease expense and other lease information for the years ended December 31, 2025, 2024, and 2023.
Table 8.5.4

LEASE EXPENSE & OTHER INFORMATION

(Dollars in millions)	2025	2024	2023
Lease cost
Operating lease cost	$46	$44	$45
Sublease income	(1)	(1)	(2)
Total lease cost	$45	$43	$43

Other information
(Gain) loss on right-of-use asset impairment - operating leases	$1	$—	$1
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	34	43	46
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	60	22	11

124	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 5—PREMISES, EQUIPMENT, & LEASES
The following table provides a detail of the maturities of FHN's operating and finance lease liabilities as of December 31, 2025.
Table 8.5.5
LEASE LIABILITY MATURITIES

(Dollars in millions)	December 31, 2025
2026	$45
2027	49
2028	45
2029	42
2030	37
2031 and thereafter	243
Total lease payments	461
Less lease liability interest	(91)
Total lease liability	$370

FHN had aggregate undiscounted contractual obligations of less than $1 million for lease arrangements that have not commenced as of December 31, 2025. Payments under these arrangements are expected to occur from 2026 through 2031.
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
FHN’s portfolio of direct financing and sales-type leases contains terms of 3 to 23 years, some of which contain options to extend the lease for various periods of time and/or to purchase the equipment subject to the lease at various points in time. These direct financing and sales-type leases typically include a payment structure set at lease inception and do not provide any additional services. Expenses associated with the leased equipment, such as maintenance and insurance, are paid by the lessee directly to third parties. The lease agreement typically contains an option for the purchase of the leased property by the lessee at the end of the lease term at either the property’s residual value or a specified price. In all cases, FHN expects to sell or re-lease the equipment at the end of the lease term. Due to the nature and structure of FHN’s direct financing and sales-type leases, there is no selling profit or loss on these transactions.
The components of the Company’s net investment in leases as of December 31, 2025 and 2024 were as follows.
Table 8.5.6
LEASE NET INVESTMENTS

(Dollars in millions)	December 31, 2025	December 31, 2024
Lease receivable	$1,371	$1,300
Unearned income	(315)	(279)
Guaranteed residual	164	166
Unguaranteed residual	250	228
Total net investment	$1,470	$1,415

Interest income for direct financing or sales-type leases totaled $73 million, $64 million, and $50 million for the years ended December 31, 2025, 2024, and 2023, respectively. There was no profit or loss recognized at the commencement date for direct financing or sales-type leases for the years ended December 31, 2025, 2024, and 2023.
Maturities of the Company's lease receivables as of December 31, 2025 were as follows.
Table 8.5.7
LEASE RECEIVABLE MATURITIES

(Dollars in millions)	December 31, 2025
2026	$188
2027	165
2028	158
2029	117
2030	165
2031 and thereafter	578
Total future minimum lease payments	$1,371

125	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets
Goodwill
FHN performed the required annual goodwill impairment test as of October 1, 2025. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual evaluations, management will evaluate whether an interim impairment analysis is warranted.
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
As further discussed in Note 19 - Business Segment Information, FHN reorganized its management reporting structure during 2024 and, accordingly, its segment reporting structure and reporting units used in the assessment of goodwill impairment. In connection with the reorganization, goodwill was reallocated to segments and reporting units.
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of December 31, 2025.
Table 8.6.1
GOODWILL

(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2022	$1,217	$294	$1,511
Additions	—	—	—
Divestitures (a)	—	(1)	(1)
December 31, 2023	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2024	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2025	$1,217	$293	$1,510

(a)Reduction in goodwill is related to the divestiture of FHN Financial Main Street Advisors assets in December 2023.
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.
Table 8.6.2
OTHER INTANGIBLE ASSETS

	December 31, 2025			December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$354	$(264)	$90	$356	$(233)	$123
Client relationships	32	(20)	12	32	(18)	14
Other (a)	11	(8)	3	27	(21)	6
Total	$397	$(292)	$105	$415	$(272)	$143

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

Amortization expense was $38 million, $44 million, and $47 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated aggregate amortization expense for each of the next five years, based on existing asset balances as of December 31, 2025, is as follows.
Table 8.6.3
ESTIMATED AMORTIZATION EXPENSE

(Dollars in millions)
2026	$33
2027	29
2028	17
2029	15
2030	7

126	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 7—MORTGAGE BANKING ACTIVITY
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
FHN records estimated losses related to prior mortgage loan sales within a repurchase and foreclosure accrual. FHN estimates losses based on prior origination levels, losses recognized upon repurchases and the impact of current economic conditions on estimated loss content. Based on currently available information and experience to date, FHN has evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and has accrued for losses of $12 million and $15 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, FHN had approximately $27 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2025, 2024, and 2023, with no new originations or loan sales and only an insignificant amount of repurchases. These loans are excluded from the disclosure below.

The following table summarizes activity relating to residential mortgage loans held for sale for the years ended December 31, 2025, 2024, and 2023.
Table 8.7.1
MORTGAGE LOAN ACTIVITY

(Dollars in millions)	2025	2024	2023
Balance at beginning of period	$81	$62	$44
Originations and purchases	1,253	951	692
Sales, net of gains	(1,187)	(932)	(674)
Balance at end of period	$147	$81	$62

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.
Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of December 31, 2025 and 2024.
Table 8.7.2
MORTGAGE SERVICING RIGHTS

	December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$23	$(7)	$16

	December 31, 2024
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$30	$(9)	$21

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of December 31, 2025 and 2024. Total mortgage servicing fees included in mortgage banking income were $4 million for each of the years ended December 31, 2025, 2024, and 2023. Mortgage servicing rights with a net carrying amount of $10 million were sold during 2025, resulting in a gain of $5 million which is included in mortgage banking income on the Consolidated Statements of Income.

127	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 8—DEPOSITS
Note 8—Deposits
The composition of deposits is presented in the following table.
Table 8.8.1
DEPOSITS

(Dollars in millions)	2025	2024
Savings	$26,010	$26,695
Time deposits	6,485	6,613
Other interest-bearing deposits	19,158	16,252
Total interest-bearing deposits	51,653	49,560
Noninterest-bearing deposits	15,823	16,021
Total deposits	$67,476	$65,581

Time deposits in denominations that exceed the FDIC insurance limit of $250,000 as of December 31, 2025 and 2024 were $1.8 billion and $1.9 billion, respectively.
Scheduled maturities of time deposits as of December 31, 2025 were as follows.
Table 8.8.2
TIME DEPOSIT MATURITIES

(Dollars in millions)
2026	$6,037
2027	363
2028	34
2029	29
2030	16
2031 and thereafter	6
Total	$6,485

128	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 9—SHORT-TERM BORROWINGS
Note 9—Short-Term Borrowings
A summary of short-term borrowings for the years 2025, 2024 and 2023 is presented in the following table.
Table 8.9.1
SHORT-TERM BORROWINGS

(Dollars in millions)	Trading Liabilities	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-term Borrowings
2025
Average balance	$644	$801	$1,853	$685
Year-end balance	607	1,039	1,973	242
Maximum month-end outstanding	759	1,138	2,205	2,636
Average rate for the year	4.01%	4.32%	3.07%	4.37%
Average rate at year-end	3.71%	3.67%	2.53%	3.81%
2024
Average balance	$555	$420	$1,720	$781
Year-end balance	550	259	2,096	1,045
Maximum month-end outstanding	767	626	2,096	2,067
Average rate for the year	4.22%	5.34%	3.83%	5.38%
Average rate at year-end	4.20%	4.40%	3.23%	4.48%
2023
Average balance	$301	$349	$1,426	$2,688
Year-end balance	509	302	1,921	326
Maximum month-end outstanding	509	622	1,957	7,476
Average rate for the year	4.16%	5.12%	3.66%	5.19%
Average rate at year-end	4.48%	5.40%	3.98%	5.36%

Federal funds purchased and securities sold under agreements to repurchase generally have maturities of less than 90 days. Trading liabilities, which represent short positions in securities, are generally held for less than 90 days. Other short-term borrowings have original maturities of one year or less. On December 31, 2025, fixed income trading securities with a fair value of $5 million were pledged to secure other short-term borrowings.

129	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Note 10—Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. The following table presents information pertaining to term borrowings as of December 31, 2025 and 2024.
Table 8.10.1
TERM BORROWINGS

(Dollars in millions)	2025	2024
First Horizon Bank:
Subordinated notes (a)
Maturity date – May 1, 2030 - 5.75%	$449	$448
Other collateralized borrowings - Maturity date – December 22, 2037
4.28% on December 31, 2025 and 4.92% on December 31, 2024 (b)	89	88
Other collateralized borrowings - SBA loans (c)	12	37
First Horizon Corporation:
Senior notes
Maturity date – May 26, 2025 - 4.00%	—	350
Maturity date – March 7, 2031 - 5.51%	497	—
Junior subordinated debentures (d)
Maturity date – June 28, 2035 - 5.66% on December 31, 2025 and 6.30% on December 31, 2024	3	3
Maturity date – December 15, 2035 - 5.35% on December 31, 2025 and 5.99% on December 31, 2024	19	18
Maturity date – March 15, 2036 - 5.38% on December 31, 2025 and 6.02% on December 31, 2024	10	9
Maturity date – March 15, 2036 - 5.52% on December 31, 2025 and 6.16% on December 31, 2024	12	12
Maturity date – June 30, 2036 - 5.27% on December 31, 2025 and 5.91% on December 31, 2024	28	28
Maturity date – July 7, 2036 - 5.72% on December 31, 2025 and 6.47% on December 31, 2024	19	19
Maturity date – June 15, 2037 - 5.63% on December 31, 2025 and 6.27% on December 31, 2024	53	53
Maturity date – September 6, 2037 - 5.43% on December 31, 2025 and 6.14% on December 31, 2024	9	9
Tax Credit Investment Subsidiaries:
Notes payable - New Market Tax Credit investments; 17 to 34 year term, 0.93% to 4.75% on December 31, 2025; 17 to 35 year term, 0.93% to 4.75% on December 31, 2024	74	74
FT Real Estate Securities Company, Inc.:
Cumulative preferred stock (e)
Maturity date – March 31, 2031 - 9.50%	47	47
Total	$1,321	$1,195

(a)Qualifies for Tier 2 capital under the risk-based capital guidelines for First Horizon Bank as well as First Horizon Corporation up to certain limits for minority interest capital instruments.
(b)Secured by trust preferred loans.
(c)Collateralized borrowings associated with SBA loan sales that did not meet sales criteria. The loans have remaining terms of 0 to 18 years. These borrowings had a weighted average interest rate of 6.82% and 7.08% on December 31, 2025 and 2024, respectively.
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

130	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 10—TERM BORROWINGS
Annual principal repayment requirements as of December 31, 2025 are as follows.
Table 8.10.2

ANNUAL PRINCIPAL REPAYMENT SCHEDULE

(Dollars in millions)
2026	$—
2027	—
2028	—
2029	—
2030 and after	1,339

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

131	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 11—PREFERRED STOCK
Note 11—Preferred Stock
FHN Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.
Table 8.11.1
PREFERRED STOCK

								December 31,
(Dollars in millions)								2025	2024
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount

Series B	7/2/2020	8/1/2025	6.625%	(b)	Semi-annually	—	$—	$—	$77
Series C	7/2/2020	5/1/2026	6.600%	(c)	Quarterly	5,750	58	59	59
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
						8,750	$358	$349	$426

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
(c)    The fixed dividend rate will reset on May 1, 2026 to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%).

FHN redeemed all outstanding shares of its Series B Preferred Stock effective August 1, 2025. The difference between the $80 million outstanding liquidation preference amount and the $77 million carrying value of the Series B Preferred Stock resulted in $3 million in deemed dividends that were included in net income available to common shareholders and EPS for the year ended December 31, 2025.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock ("Class A Preferred Stock") with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On December 31, 2025 and 2024, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B ("Class B Preferred Shares"), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. As of December 31, 2025 and 2024, the Class B Preferred Shares qualified as Tier 2 regulatory capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

132	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS
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
Management believes that, as of December 31, 2025, FHN and First Horizon Bank met all capital adequacy requirements to which they were subject. As of December 31, 2025, First Horizon Bank was classified as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total Risk-Based, Tier 1 Risk-Based, Common Equity Tier 1, and Tier 1 Leverage ratios, as set forth in the following table. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
Quantitative measures established by regulation to ensure capital adequacy require FHN to maintain minimum ratios as set forth in the following table. FHN and First Horizon Bank are also subject to a 2.5% capital conservation buffer, which is an amount above the minimum levels designed to ensure that banks remain well-capitalized, even in adverse economic scenarios.
The actual capital amounts and ratios of FHN and First Horizon Bank are presented in the following table.
Table 8.12.1
CAPITAL AMOUNTS & RATIOS

(Dollars in millions)	First Horizon Corporation		First Horizon Bank
	Amount	Ratio	Amount	Ratio
December 31, 2025
Actual:
Total Capital	$9,748	13.35%	$9,425	13.04%
Tier 1 Capital	8,404	11.51	8,229	11.38
Common Equity Tier 1	7,760	10.63	7,934	10.98
Leverage	8,404	10.19	8,229	10.09

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,843	8.00	5,783	8.00
Tier 1 Capital	4,382	6.00	4,337	6.00
Common Equity Tier 1	3,287	4.50	3,253	4.50
Leverage	3,300	4.00	3,262	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			7,228	10.00
Tier 1 Capital			5,783	8.00
Common Equity Tier 1			4,698	6.50
Leverage			4,078	5.00
December 31, 2024
Actual:
Total Capital	$10,130	14.25%	$9,424	13.38%
Tier 1 Capital	8,688	12.22	8,129	11.54
Common Equity Tier 1	7,967	11.20	7,834	11.12
Leverage	8,688	10.64	8,129	10.06

133	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 12—REGULATORY CAPITAL & RESTRICTIONS

Minimum Requirement for Capital Adequacy Purposes:
Total Capital	5,689	8.00	5,633	8.00
Tier 1 Capital	4,266	6.00	4,225	6.00
Common Equity Tier 1	3,200	4.50	3,169	4.50
Leverage	3,266	4.00	3,232	4.00

Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions:
Total Capital			7,042	10.00
Tier 1 Capital			5,633	8.00
Common Equity Tier 1			4,577	6.50
Leverage			4,040	5.00
Restrictions on cash and due from banks
Effective March 26, 2020, the Federal Reserve reduced its reserve requirement to zero, and as a result, on December 31, 2025 and 2024, First Horizon Bank was not required to maintain cash reserves.
Restrictions on dividends
Cash dividends are paid by FHN from its assets, which are mainly provided by dividends from its subsidiaries. Certain regulatory restrictions exist regarding the ability of First Horizon Bank to transfer funds to FHN in the form of cash, dividends, loans, or advances. As of December 31, 2025, First Horizon Bank had undivided profits of $3.2 billion, of which a limited amount was available for distribution to FHN as dividends without prior regulatory approval. At any given time, the pertinent portions of those regulatory restrictions allow First Horizon Bank to declare preferred or common dividends without prior regulatory approval in an amount equal to First Horizon Bank's retained net income for the two most recent completed years plus the current year-to-date period. For any period, First Horizon Bank’s retained net income generally is equal to First Horizon Bank’s regulatory net income reduced by the preferred and common dividends declared by First Horizon Bank. Applying the dividend restrictions imposed under applicable federal and state rules, First Horizon Bank’s total amount available for dividends was $88 million as of January 1, 2026. First Horizon Bank declared and paid common dividends to the parent company in the amount of $1.0 billion in 2025 and $1.1 billion in 2024. During 2025 and 2024, First Horizon Bank declared and paid dividends on its preferred stock according to the payment terms of its issuances as noted in Note 11 - Preferred Stock.
The payment of cash dividends by FHN and First Horizon Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Furthermore, the Federal Reserve generally requires insured banks and bank holding companies to pay dividends only out of current operating earnings.
Restrictions on intercompany transactions
Under current Federal banking laws, First Horizon Bank may not enter into covered transactions with any affiliate including the parent company and certain financial subsidiaries in excess of 10% of the bank’s capital stock and surplus, as defined, or $963 million, on December 31, 2025. Covered transactions include a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, and the acceptance of securities issued by the affiliate as collateral for any loan or extension of credit. The equity investment, including retained earnings, in certain of a bank’s financial subsidiaries is also treated as a covered transaction. On December 31, 2025, the parent company had no covered transactions from First Horizon Bank and 840 Denning LLC, a parent company subsidiary, had a covered transaction of $2 million. Two of the bank’s financial subsidiaries, FHN Financial Securities Corp. and First Horizon Advisors, Inc., had covered transactions from First Horizon Bank totaling $463 million and $46 million, respectively. In addition, the aggregate amount of covered transactions with all affiliates, as defined, is limited to 20% of the bank’s capital stock and surplus, as defined, or $1.9 billion, on December 31, 2025. First Horizon Bank’s total covered transactions with all affiliates including the parent company on December 31, 2025 were $511 million.

134	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 13—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Note 13—Components of Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2025, 2024, and 2023.
Table 8.13.1
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of December 31, 2022	$(973)	$(127)	$(268)	$(1,368)
Net unrealized gains (losses)	137	(5)	(11)	121
Amounts reclassified from AOCI	—	52	7	59
Other comprehensive income (loss)	137	47	(4)	180
Balance as of December 31, 2023	$(836)	$(80)	$(272)	$(1,188)
Net unrealized gains (losses)	(15)	(63)	12	(66)
Amounts reclassified from AOCI	69	49	8	126
Other comprehensive income (loss)	54	(14)	20	60
Balance as of December 31, 2024	$(782)	$(94)	$(252)	$(1,128)
Net unrealized gains (losses)	270	17	(12)	275
Amounts reclassified from AOCI	—	35	8	43
Other comprehensive income (loss)	270	52	(4)	318
Balance as of December 31, 2025	$(512)	$(42)	$(256)	$(810)

Reclassifications from AOCI, and related tax effects, were as follows.
Table 8.13.2
RECLASSIFICATIONS FROM AOCI

(Dollars in millions)
Details about AOCI	2025	2024	2023	Affected line item in the statement where net income is presented
Securities AFS:
Realized (gains) losses on securities AFS	$—	$91	$—	Securities gains (losses), net
Tax expense (benefit)	—	(22)	—	Income tax expense
	—	69	—
Cash flow hedges:
Realized (gains) losses on cash flow hedges	$46	$65	$69	Interest and fees on loans and leases
Tax expense (benefit)	(11)	(16)	(17)	Income tax expense
	$35	$49	$52
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$11	$11	$9	Other expense
Tax expense (benefit)	(3)	(3)	(2)	Income tax expense
	8	8	7
Total reclassification from AOCI	$43	$126	$59

135	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Note 14—Income Taxes
The aggregate amount of income taxes included in the Consolidated Statements of Income and the Consolidated Statements of Changes in Equity for the years ended December 31 were as follows.
Table 8.14.1
INCOME TAX EXPENSE

(Dollars in millions)	2025	2024	2023
Consolidated Statements of Income:
Income tax expense	$282	$211	$212
Consolidated Statements of Changes in Equity:
Income tax expense (benefit) related to:
Net unrealized gains (losses) on securities available for sale	88	17	44
Net unrealized gains (losses) on cash flow hedges	17	(5)	15
Net unrealized gains (losses) on pension and other postretirement plans	(1)	7	(1)
Total	$386	$230	$270

All income (loss) from continuing operations before income tax expense (benefit) is domestic.
Table 8.14.2
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)

(Dollars in millions)	2025	2024	2023
United States	$1,280	$1,005	$1,128

The components of income tax expense (benefit) for the years ended December 31 were as follows.
Table 8.14.3
INCOME TAX EXPENSE COMPONENTS

(Dollars in millions)	2025	2024	2023
Current:
Federal	$201	$204	$140
State	32	24	28
	233	228	168
Deferred:
Federal	44	(14)	37
State	5	(3)	7
	49	(17)	44
Total:
Federal	245	190	177
State	37	21	35
Total income tax expense (benefit)	$282	$211	$212

136	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
A reconciliation of expected income tax expense (benefit) at the federal statutory rate of 21% for 2025, 2024, and 2023, respectively, to total income tax expense follows.
Table 8.14.4
RECONCILIATION FROM STATUTORY RATES

	2025		2024		2023
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$269	21.0%	$211	21.0%	$237	21.0%
Domestic federal
Tax credits
LIHTC credits and benefits, net of amortization	(17)	(1.2)	(13)	(1.3)	(15)	(1.3)
Other tax credits	(1)	(0.1)	(1)	(0.1)	(5)	(0.5)
Nontaxable and nondeductible items
Tax-exempt interest	(10)	(0.8)	(12)	(1.1)	(12)	(1.0)
FDIC premium	10	0.8	12	1.1	11	1.0
Other nontaxable and nondeductible items	3	0.2	1	0.1	(1)	(0.1)
Termination of BOLI policies	—	—	—	—	21	1.9
Other	(3)	(0.2)	(5)	(0.5)	(8)	(0.7)
Domestic state and local income taxes, net of federal effect (a)	32	2.5	20	2.0	34	3.0
Changes in unrecognized tax benefits	(1)	(0.1)	(2)	(0.2)	(50)	(4.5)
Reported income tax (benefit) expense and ETR	$282	22.1%	$211	21.0%	$212	18.8%

(a)In 2025, state and local income taxes in Tennessee, Florida, and California comprise the majority of the tax effect in this category. In 2024 and 2023, state and local income taxes in Tennessee and Florida comprise the majority of the tax effect in this category.
As of December 31, 2025, FHN had net deferred tax asset balances related to federal and state income tax carryforwards of $36 million and $4 million, respectively, which will expire at various dates as follows.
Table 8.14.5
TAX CARRYFORWARD DTA EXPIRATION DATES

(Dollars in millions)	Expiration Dates	Net Deferred Tax Asset Balance
Losses - federal	2028 - 2035	$25
Credits - federal	2045	11
Net operating losses - states	2026 - 2035	2
Net operating losses - states	2036 - 2041	1
Credits - states	2030	1
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

137	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
As of December 31, 2025, FHN's net DTA was $92 million compared to $227 million at December 31, 2024. At December 31, 2025, FHN's gross DTA (net of a valuation allowance) and gross DTL were $672 million and $580 million, respectively. Although realization is not assured, FHN believes that it meets the more-likely-than-not requirement with respect to the net DTA after valuation allowance.
On July 4, 2025, President Trump signed into law H.R. 1, the budget reconciliation bill known as the "One Big
Beautiful Bill" ("OBBB" or the "bill"). The bill modified the first-year depreciation deduction to 100% for qualified property acquired and placed in service after January 19, 2025. The bill also allowed for the immediate deduction of domestic research or experimental expenditures and a one-year deduction for unamortized amounts incurred in prior tax years. Due to these provisions in OBBB, FHN recognized a reduction to the DTA as of the enactment date of $34 million. These provisions of OBBB have no impact on FHN's effective tax rate.
Temporary differences which gave rise to deferred tax assets and deferred tax liabilities on December 31, 2025 and 2024 were as follows.
Table 8.14.6
COMPONENTS OF DTAs & DTLs

(Dollars in millions)	2025	2024
Deferred tax assets:
Securities available for sale and financial instruments (a)	$180	$284
Loan valuations and loss reserves	179	152
Employee benefits	121	119
Lease liability	91	82
Depreciation and amortization	19	54
Federal carryforwards	36	29
State carryforwards	4	3
Other	42	45
Gross deferred tax assets	$672	$768
Deferred tax liabilities:
Leasing	$398	$363
ROU lease asset	80	73
Other intangible assets	67	71
Other	35	34
Gross deferred tax liabilities	580	541
Net deferred tax assets	$92	$227

(a)    Tax effects of unrealized gains and losses are tracked on a portfolio basis.

Total unrecognized tax benefits at December 31, 2025 and 2024 were $12 million and $13 million, respectively. To the extent such unrecognized tax benefits as of December 31, 2025 are subsequently recognized, $12 million of tax benefits could impact tax expense and FHN’s effective tax rate in future periods.
FHN recognizes interest accrued and penalties related to unrecognized tax benefits within income tax expense. FHN had approximately $2 million accrued for the payment of interest as of both December 31, 2025 and 2024. The total amount of interest and penalties recognized in the Consolidated Statements of Income during 2025 was immaterial. The amount recognized during 2024 was a net benefit of $1 million.
The rollforward of unrecognized tax benefits is shown in the following table.

138	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 14—INCOME TAXES
Table 8.14.7
ROLLFORWARD OF UNRECOGNIZED TAX BENEFITS

(Dollars in millions)
Balance at December 31, 2023	$15
Increases related to prior year tax positions	2
Increases related to current year tax positions	3
Lapse of statutes	(7)
Balance at December 31, 2024	$13
Increases related to prior year tax positions	1
Increases related to current year tax positions	4
Settlements	(3)
Lapse of statutes	(3)
Balance at December 31, 2025	$12

The following table presents income taxes paid, net of refunds received, by jurisdiction for the years ended December 31, 2025, 2024, and 2023.
Table 8.14.8
INCOME TAXES PAID (NET OF REFUNDS RECEIVED)

(Dollars in millions)	2025	2024	2023
U.S. federal	$31	$74	$56
U.S. state and local:
California	6	*	*
North Carolina	4	*	*
Tennessee	3	*	15
New York State	3	*	*
Florida	*	*	6
Other	13	25	27
Total	$60	$99	$104

*Jurisdiction below the threshold for the period presented.

139	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 15—EARNINGS PER SHARE
Note 15—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows.
Table 8.15.1
EARNINGS PER SHARE COMPUTATIONS

(Dollars in millions, except per share data; shares in thousands)	2025	2024	2023
Net income	$998	$794	$916
Net income attributable to noncontrolling interest	16	19	19
Net income attributable to controlling interest	982	775	897
Preferred stock dividends	26	37	32
Net income available to common shareholders	$956	$738	$865

Weighted average common shares outstanding—basic	505,130	540,317	548,410
Effect of dilutive restricted stock, performance equity awards and options	5,977	3,968	3,802
Effect of dilutive convertible preferred stock (a)	—	—	9,520
Weighted average common shares outstanding—diluted	511,107	544,285	561,732

Basic earnings per common share	$1.89	$1.37	$1.58
Diluted earnings per common share	$1.87	$1.36	$1.54

(a) On February 28, 2022, FHN issued $494 million of Series G Convertible Preferred Stock, which was converted into common stock on June 26, 2023, following the termination of the TD Merger Agreement. Conversion occurred at the rate of 4,000 common shares per Series G preferred share resulting in 19,742,776 additional common shares outstanding. 2023 includes the impact of the Series G based on the final conversion rate.

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met.
Table 8.15.2
ANTI-DILUTIVE EQUITY AWARDS

(Shares in thousands)	2025	2024	2023
Stock options excluded from the calculation of diluted EPS	—	26	—
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$—	$19.73	$24.36
Other equity awards excluded from the calculation of diluted EPS	2,398	2,439	2,242

140	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 16—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At December 31, 2025, the aggregate amount of liabilities established for all such loss contingency matters was $1 million.
In each material litigation-related loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At December 31, 2025, FHN estimates that for all material litigation-related loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
As a result of the general uncertainties discussed above and the specific uncertainties discussed for the matters mentioned below, it is possible that the ultimate future loss experienced by FHN for any particular matter may materially exceed the amount, if any, of currently established liability for that matter.
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

141	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Note 17—Retirement Plans and Other Employee Benefits
Pension Plan
FHN sponsors a noncontributory, qualified defined benefit pension plan to employees hired or re-hired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated Social Security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2025, 2024, and 2023. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2026.
FHN also maintains non-qualified plans including a supplemental retirement plan that covers certain employees whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5 million for 2025, $4 million for 2024, and $6 million for 2023. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2026.
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
FHN also provides “flexible dollars” to assist employees with the cost of annual benefits and/or allow the employee to contribute to his or her qualified savings plan account. These “flexible dollars” are pre-tax contributions and are based upon the employees’ years of service and qualified compensation. Contributions made by FHN through the flexible benefits plan and the company matches were $50 million, $49 million, and $48 million for 2025, 2024, and 2023, respectively.
Other Employee Benefits
FHN provides postretirement life insurance benefits to certain employees and also provides postretirement medical insurance benefits to retirement-eligible employees, including certain prescription drug benefits. The postretirement medical plan is contributory with FHN contributing a fixed amount for certain participants.
Actuarial Assumptions
FHN’s process for developing the long-term expected rate of return of pension plan assets is based on capital market exposure as the source of investment portfolio returns. Capital market exposure refers to the plan’s allocation of its assets to asset classes, which primarily represent fixed income investments. FHN also considers expectations for inflation, real interest rates, and various risk premiums based primarily on the historical risk premium for each asset class. The expected return is based upon a time horizon of 30 years. Given its funded status, the asset allocation strategy for the qualified pension plan primarily utilizes fixed income instruments that closely match the estimated duration of payment obligations.
The discount rates for the three years ended 2025 for pension and other benefits were determined by using a hypothetical AA yield curve represented by a series of annualized individual discount rates from one-half to 30 years. The discount rates are selected based upon data specific to FHN’s plans and employee population. The bonds used to create the hypothetical yield curve were subjected to several requirements to ensure that the resulting rates were representative of the bonds that would be selected by management to fulfill the company’s funding obligations. In addition to the AA rating, only non-callable bonds were included. Each bond issue was required to have at least $300 million par outstanding so that each issue was sufficiently marketable. Finally, bonds more than two standard deviations from the average yield were removed. When selecting the discount rate, FHN matches the duration of high-quality bonds with the duration of the obligations of the plan as of the measurement date. For all years presented, the measurement date of the benefit obligations and net periodic benefit costs was December 31.
The actuarial assumptions used in the defined benefit pension plans and other employee benefit plans were as follows.

142	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.1
ACTUARIAL ASSUMPTIONS FOR DEFINED BENEFIT PLANS

	Benefit Obligations			Net Periodic Benefit Cost
	2025	2024	2023	2025	2024	2023
Discount rate
Qualified pension	5.44%	5.66%	5.00%	5.67%	5.00%	5.20%
Nonqualified pension	5.10%	5.50%	4.90%	5.50%	4.90%	5.10%
Other nonqualified pension	4.56%	5.20%	4.75%	5.20%	4.75%	4.94%
Postretirement benefits	4.91% - 5.59%	5.40% - 5.74%	4.84% - 5.06%	5.06% - 5.74%	4.84% - 5.49%	4.88% - 5.25%
Expected long-term rate of return
Qualified pension/ postretirement benefits	N/A	N/A	N/A	5.65%	5.00%	5.15%
Postretirement benefit (retirees post January 1, 1993)	N/A	N/A	N/A	5.75%	5.25%	5.50%
Postretirement benefit (retirees prior to January 1, 1993)	N/A	N/A	N/A	N/A	N/A	N/A
Since the benefits in the defined benefit pension plan are frozen, the rate of compensation increase has no effect on qualified pension benefits.
FHN has one pension plan where participants' benefits are affected by interest crediting rates. The plan's projected benefit obligation as of December 31, 2025, 2024 and 2023 and interest crediting rates for the respective years were as follows.
Table 8.17.2
PROJECTED BENEFIT OBLIGATION
& CREDITING RATE

(Dollars in millions)	2025	2024	2023
Projected benefit obligation	$6	$7	$8
Interest crediting rate	12.80%	12.25%	12.04%

The components of net periodic benefit cost for the plan years 2025, 2024 and 2023 were as follows.
Table 8.17.3
COMPONENTS OF NET PERIODIC BENEFIT COST

(Dollars in millions)	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost
Interest cost	$31	$32	$33	$2	$2	$2
Expected return on plan assets	(31)	(32)	(32)	(1)	(1)	(1)
Amortization of unrecognized:
Actuarial (gain) loss	12	13	13	(1)	(1)	(1)
Net periodic benefit cost	$12	$13	$14	$—	$—	$—

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

143	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
The following table presents the plans’ benefit obligations and plan assets for 2025 and 2024.
Table 8.17.4
BENEFIT OBLIGATIONS & PLAN ASSETS

(Dollars in millions)	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation, beginning of year	$599	$675	$30	$31
Interest cost	31	32	2	2
Actuarial (gain) loss (a)	18	(38)	—	(1)
Actual benefits paid	(41)	(42)	(2)	(2)
Premium paid for annuity purchase (b)	—	(28)	—	—
Benefit obligation, end of year	$607	$599	$30	$30
Change in plan assets
Fair value of plan assets, beginning of year	$578	$638	$24	$23
Actual return on plan assets	33	7	2	2
Employer contributions	3	3	—	1
Actual benefits paid – settlement payments	(40)	(41)	(2)	(2)
Actual benefits paid – other payments	(1)	(1)	—	—
Premium paid for annuity purchase (b)	—	(28)	—	—
Fair value of plan assets, end of year	$573	$578	$24	$24
Funded (unfunded) status of the plans	$(34)	$(21)	$(6)	$(6)
Amounts recognized in the Balance Sheets
Other assets	$—	$1	$23	$22
Other liabilities	(34)	(22)	(29)	(28)
Net asset (liability) at end of year	$(34)	$(21)	$(6)	$(6)

(a)Variances in the actuarial (gain) loss are due to normal activity such as changes in discount rates, updates to participant demographic information and revisions to life expectancy assumptions.
(b)Amounts represent settlements of certain retired participants in the qualified pension plan that occurred during the year.
The projected benefit obligation for unfunded plans was as follows.
Table 8.17.5
BENEFIT OBLIGATION - UNFUNDED PLANS

	Pension Benefits		Other Benefits
(Dollars in millions)	2025	2024	2025	2024
Projected benefit obligation	$21	$22	$29	$28
The qualified pension plan was underfunded by $13 million and overfunded by $1 million as of December 31, 2025 and 2024, respectively. Because of the frozen status of the pension plans, as of both December 31, 2025 and 2024, the pension benefit obligation is equivalent to the accumulated benefit obligation. FHN's funded postretirement plan was in an overfunded status as of December 31, 2025 and 2024.
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are recognized as a component of accumulated other comprehensive income. Balances reflected in accumulated other comprehensive income on a pre-tax basis for the years ended December 31, 2025 and 2024 consist of the following.

144	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.6
PRE-TAX ACTUARIAL (GAINS) LOSSES REFLECTED IN AOCI

(Dollars in millions)	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Amounts recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$346	$341	$(8)	$(9)
The pre-tax amounts recognized in other comprehensive income during 2025, 2024, and 2023 were as follows.
Table 8.17.7
PRE-TAX AMOUNTS RECOGNIZED IN OCI

(Dollars in millions)	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net actuarial (gain) loss arising during measurement period	$16	$(13)	$17	$—	$(2)	$—
Items amortized during the measurement period:
Net actuarial gain (loss)	(12)	(13)	(13)	1	1	1
Total recognized in other comprehensive income	$4	$(26)	$4	$1	$(1)	$1

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
The following table provides detail on expected benefit payments, which reflect expected future service, as appropriate.
Table 8.17.8
EXPECTED BENEFIT PAYMENTS

(Dollars in millions)	Pension Benefits	Other Benefits
2026	$44	$2
2027	45	2
2028	46	2
2029	46	2
2030	46	2
2031-2035	229	12

Plan Assets
FHN’s overall investment goal is to create, over the life of the pension plan and retiree medical plan, an adequate pool of sufficiently liquid assets to support the qualified pension benefit obligations to participants, retirees, and beneficiaries, as well as to partially support the medical obligations to certain retirees and beneficiaries. Thus, the qualified pension plan and retiree medical plan seek to achieve a level of investment return consistent with changes in projected benefit obligations.
Qualified pension plan assets primarily consist of fixed income securities which include U.S. treasuries, corporate bonds of companies from diversified industries, municipal bonds, and foreign bonds. Fixed income investments generally have long durations consistent with the estimated pension liabilities of FHN. This duration-matching strategy is intended to hedge substantially all of the plan’s risk associated with future benefit payments. Retiree medical funds are kept in short-term investments, primarily money market funds and mutual funds. On December 31, 2025 and 2024, FHN did not have any significant concentrations of risk within the plan assets related to the pension plan or the retiree medical plan.
The fair value of FHN’s pension plan assets at December 31, 2025 and 2024, by asset category classified using the fair value measurement hierarchy, is shown in the table below. See Note 23 – Fair Value of Assets and Liabilities for more details about fair value measurements.

145	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 17—RETIREMENT PLANS & OTHER EMPLOYEE BENEFITS
Table 8.17.9
FAIR VALUE OF PENSION ASSETS

(Dollars in millions)	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$11	$—	$—	$11
Fixed income securities:
U.S. treasuries	—	11	—	11
Corporate, municipal and foreign bonds	—	302	—	302
Common and collective funds:
Fixed income	—	249	—	249
Total	$11	$562	$—	$573

(Dollars in millions)	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and money market funds	$11	$—	$—	$11
Fixed income securities:
U.S. treasuries	—	8	—	8
Corporate, municipal and foreign bonds	—	295	—	295
Common and collective funds:
Fixed income	—	264	—	264
Total	$11	$567	$—	$578

The HR Investment and Risk Committee, comprised of senior managers within the organization, meets regularly to review asset performance and potential portfolio revisions.
Adjustments to the qualified pension plan asset allocation primarily reflect changes in anticipated liquidity needs for plan benefits.
The fair value of FHN’s retiree medical plan assets at December 31, 2025 and 2024 by asset category is as follows.
Table 8.17.10
FAIR VALUE OF RETIREE MEDICAL PLAN ASSETS

(Dollars in millions)	December 31, 2025
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$7	$—	$—	$7
Fixed income mutual funds	17	—	—	17
Total	$24	$—	$—	$24

(Dollars in millions)	December 31, 2024
	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity mutual funds	$8	$—	$—	$8
Fixed income mutual funds	16	—	—	16
Total	$24	$—	$—	$24

146	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS AND RESTRICTED STOCK
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
On December 31, 2025, there were 10,793,408 shares available for new awards under the IP. This includes the new/additional shares originally authorized under the IP along with shares underlying ECP awards that have been forfeited or canceled since the IP was approved by shareholders, net of shares underlying IP awards that are outstanding or have been paid.
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
Performance condition awards
Under FHN’s long-term incentive and corporate performance programs, performance stock units ("PSUs") (executives) and cash units (selected management employees) are granted annually and vest only if predetermined performance measures are met. The measures are changed each year based on goals and circumstances prevailing at the time of grant. In recent years the performance periods have been three years, with service-vesting near the third anniversary of the grant. PSUs granted from 2014 to 2020 had a post-vest holding period of two years. Recent annual performance awards require pro-rated forfeiture (in relation to the maximum possible) for performance falling between a threshold level and a maximum. Performance awards sometimes are used to provide a narrow, targeted incentive to a single person or small group. Of the annual program awards paid during 2025 or outstanding on December 31, 2025: the 2020 and 2022 units vested in 2023 and 2025 at the 187.5% and 128.3% payout level, respectively; the three-year performance period of the 2023 units has ended but performance is measured relative to peers and has not yet been determined; and, the three-year performance periods for the 2024 and 2025 units have not ended.
Director awards
Non-employee directors receive cash and annual grants of service-conditioned stock units under a program approved by the board of directors. Director stock units granted vest in the year following the year of grant and settle in shares. In 2025 and 2024, each director received a base stock unit award of $140,000 representing a portion of their annual retainer. Each director is permitted to increase the portion paid as stock units.

147	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS AND RESTRICTED STOCK
A summary of restricted and performance stock and unit activity during the year ended December 31, 2025, is presented below.
Table 8.18.1
RESTRICTED AND PERFORMANCE EQUITY AWARD ACTIVITY

	Shares/ Units (a)	Weighted average grant date fair value (per share) (b)
January 1, 2025	11,840,085	$15.71
Shares/units granted	2,655,176	21.15
Shares/units vested/distributed	(3,660,353)	17.83
Shares/units canceled	(184,658)	15.29
December 31, 2025	10,650,250	$16.35

(a)Includes only units that settle in shares; nonvested performance units are included at 100% payout level.
(b)The weighted average grant date fair value for shares/units granted in 2024 and 2023 was $15.24 and $16.08, respectively.

On December 31, 2025, there was $84 million of unrecognized compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of two years. The total grant date fair value of shares vested during 2025, 2024 and 2023, was $64 million, $65 million, and $32 million, respectively.

Stock option awards
In 2021, FHN ended its only remaining stock option program, making only one grant related to a 2020 commitment. Options under that program, for executives, had service-vesting requirements and have seven-year terms.
In the past, option programs varied widely in their uses and terms. Of the old-program options, several options granted to executives under the ECP remain outstanding today. All options granted since 2005 provide for the issuance of FHN common stock at a price fixed at its fair market value on the grant date. Except for converted options and a special retention stock option award to the CEO in 2016, all options granted since 2008 vested fully no later than the fourth anniversary of grant, and all such options expire seven years from the grant date. CBF converted options and IBKC converted options granted prior to November 3, 2019 (the IBKC merger agreement date) are fully vested and expire ten years from the grant date. IBKC converted options granted subsequent to the merger agreement fully vested no later than the fifth anniversary of the grant date and expire ten years from the grant date. The 2016 retention award vested on the fourth through sixth anniversaries of grant and had a seven-year term.
The summary of stock option activity for the year ended December 31, 2025, is shown below.
Table 8.18.2
STOCK OPTION ACTIVITY

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
January 1, 2025	958,622	$16.16
Options granted	—	—
Options exercised	(380,202)	16.50
Options expired/canceled	(265)	11.67
December 31, 2025	578,155	$15.94	1.76	$5
Options exercisable	578,155	15.94	1.76	5
Options expected to vest	—	—	—	—
The total intrinsic value of options exercised during 2025, 2024 and 2023 was $2 million, $2 million, and $4 million, respectively.
On December 31, 2025, there was no unrecognized compensation cost related to nonvested stock options.
FHN did not grant or convert stock options in 2025, 2024 and 2023.
Expected lives of options granted are determined based on the vesting period, historical exercise patterns and contractual term of the options. FHN uses a blend of

148	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 18—STOCK OPTIONS AND RESTRICTED STOCK
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
Compensation Cost
The compensation cost that has been included in the Consolidated Statements of Income pertaining to stock-based awards was $61 million, $59 million, and $36 million for 2025, 2024, and 2023, respectively. The corresponding total income tax benefits recognized were $15 million, $14 million and $8 million in 2025, 2024, and 2023, respectively.
Authorization
Consistent with Tennessee state law, only authorized, but unissued, stock may be utilized in connection with any issuance of FHN common stock which may be required as a result of stock-based compensation awards. Prior authorizations to repurchase shares issued in connection with compensation plans expired on December 31, 2023. After 2023, as authorized by FHN's Board and the Board's Compensation Committee, FHN continued to make automatic stock purchases by withholding shares associated with stock-based awards to cover tax obligations associated with those awards. Those limited, off-market purchases are not connected to a traditional, announced purchase program. Automatic tax withholding purchases are not subject to trading blackouts affecting senior executives and the general purchase program.

149	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
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

150	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
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
Table 8.19.1
SEGMENT FINANCIAL INFORMATION

	2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$3,317	$555	$314	$4,186
Interest expense	1,156	107	301	1,564
Funds transfer pricing	408	(215)	(193)	—
Net interest income (expense)	2,569	233	(180)	2,622
Noninterest income	464	256	77	797
Total revenues	3,033	489	(103)	3,419
Noninterest expense (c)(d)	1,443	320	311	2,074
Pre-provision net revenue (f)	1,590	169	(414)	1,345
Provision for credit losses	50	12	3	65
Income (loss) before income taxes	1,540	157	(417)	1,280
Income tax expense (benefit)	367	37	(122)	282
Net income (loss)	$1,173	$120	$(295)	$998
Average assets	$58,820	$9,360	$13,839	$82,019
Depreciation and amortization	19	7	38	64
Expenditures for long-lived assets	18	1	9	28

	2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$3,538	$525	$289	$4,352
Interest expense	1,413	125	303	1,841
Funds transfer pricing	406	(206)	(200)	—
Net interest income (expense)	2,531	194	(214)	2,511
Noninterest income (a)	461	230	(12)	679
Total revenues	2,992	424	(226)	3,190
Noninterest expense (c)(d)	1,417	299	319	2,035
Pre-provision net revenue (f)	1,575	125	(545)	1,155
Provision for credit losses	158	3	(11)	150
Income (loss) before income taxes	1,417	122	(534)	1,005
Income tax expense (benefit)	334	29	(152)	211
Net income (loss)	$1,083	$93	$(382)	$794
Average assets	$59,398	$8,120	$14,304	$81,822
Depreciation and amortization	38	6	57	101
Expenditures for long-lived assets	26	1	18	45

151	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	2023
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$3,286	$478	$336	$4,100
Interest expense	1,115	100	345	1,560
Funds transfer pricing	312	(201)	(111)	—
Net interest income (expense)	2,483	177	(120)	2,540
Noninterest income (a)	448	174	305	927
Total revenues	2,931	351	185	3,467
Noninterest expense (b)(c)(d)	1,372	277	430	2,079
Pre-provision net revenue (f)	1,559	74	(245)	1,388
Provision for credit losses	260	15	(15)	260
Income (loss) before income taxes	1,299	59	(230)	1,128
Income tax expense (benefit) (e)	305	14	(107)	212
Net income (loss)	$994	$45	$(123)	$916
Average assets	$58,109	$7,581	$15,993	$81,683
Depreciation and amortization	34	7	61	102
Expenditures for long-lived assets	16	1	17	34

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
(c)2025 includes an FDIC special assessment expense credit of $9 million and a $4 million expense credit related to an accrual release in deferred compensation in the Corporate segment. 2024 includes $14 million of restructuring costs and an FDIC special assessment of $9 million in the Corporate segment. 2023 includes $10 million of restructuring costs, an FDIC special assessment of $68 million, and a $50 million contribution to the First Horizon Foundation in the Corporate segment.
(d)2025, 2024, and 2023 include $25 million, $15 million, and $15 million, respectively, in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment.
(e)2023 includes $24 million in expense related to the surrender of bank-owned life insurance policies and a $59 million benefit from merger-related tax items in the Corporate segment.
(f)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

152	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN’s noninterest income by major product line and reportable segment for the years ended December 31, 2025, 2024, and 2023.
Table 8.19.2
NONINTEREST INCOME DETAIL BY SEGMENT

	December 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$206	$—	$206
Deposit transactions and cash management	158	3	8	169
Brokerage, management fees and commissions	105	—	—	105
Card and digital banking fees	64	—	10	74
Other service charges and fees	57	3	—	60
Trust services and investment management	50	—	1	51
Mortgage banking income	1	41	1	43
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	29	3	56	88
Total noninterest income	$464	$256	$77	$797

	December 31, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$187	$—	$187
Deposit transactions and cash management	163	4	9	176
Brokerage, management fees and commissions	101	—	—	101
Card and digital banking fees	67	—	10	77
Other service charges and fees	48	2	1	51
Trust services and investment management	47	—	1	48
Mortgage banking income	1	33	1	35
Securities gains (losses), net (b)	—	—	(89)	(89)
Other income (c)	34	4	55	93
Total noninterest income	$461	$230	$(12)	$679

153	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	December 31, 2023
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$134	$(1)	$133
Deposit transactions and cash management	165	4	10	179
Brokerage, management fees and commissions	90	—	—	90
Card and digital banking fees	67	—	10	77
Other service charges and fees	51	3	—	54
Trust services and investment management	46	—	1	47
Mortgage banking income	1	21	1	23
Gain on merger termination	—	—	225	225
Securities gains (losses), net (b)	—	—	(4)	(4)
Other income (c)	28	12	63	103
Total noninterest income	$448	$174	$305	$927

(a)2025, 2024, and 2023 include $40 million, $42 million, and $42 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

154	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN’s noninterest expense by major product line and reportable segment for the years ended December 31, 2025, 2024, and 2023.
Table 8.19.3
NONINTEREST EXPENSE DETAIL BY SEGMENT

	December 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$542	$214	$403	$1,159
Net occupancy expense	77	9	53	139
Computer software	32	7	99	138
Operations services	17	23	56	96
Legal and professional fees	17	4	65	86
Advertising and public relations	7	1	46	54
Deposit insurance expense	—	—	42	42
Contract employment and outsourcing	5	4	29	38
Amortization of intangible assets	35	1	2	38
Contributions	1	—	25	26
Other expense	80	27	151	258
Cost allocations	630	30	(660)	—
Total noninterest expense	$1,443	$320	$311	$2,074

	December 31, 2024
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$539	$196	$402	$1,137
Net occupancy expense	76	9	45	130
Computer software	32	5	84	121
Operations services	17	22	55	94
Legal and professional fees	11	3	50	64
Advertising and public relations	7	1	40	48
Deposit insurance expense	—	—	64	64
Contract employment and outsourcing	5	3	43	51
Amortization of intangible assets	39	2	3	44
Contributions	2	—	16	18
Other expense	96	27	141	264
Cost allocations	593	31	(624)	—
Total noninterest expense	$1,417	$299	$319	$2,035

155	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 19—BUSINESS SEGMENT INFORMATION

	December 31, 2023
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$526	$178	$396	$1,100
Net occupancy expense	72	9	42	123
Computer software	29	5	77	111
Operations services	19	25	43	87
Legal and professional fees	10	3	36	49
Advertising and public relations	7	1	63	71
Deposit insurance expense	—	—	122	122
Contract employment and outsourcing	6	4	39	49
Amortization of intangible assets	42	2	3	47
Contributions	2	—	59	61
Other expense	94	27	138	259
Cost allocations	565	23	(588)	—
Total noninterest expense	$1,372	$277	$430	$2,079

156	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of December 31, 2025 and 2024.
Table 8.20.1
CONSOLIDATED VIEs

(Dollars in millions)	December 31, 2025	December 31, 2024
Assets:
Other assets	$202	$195
Liabilities:
Other liabilities	$176	$165

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
FHN accounts for qualifying LIHTC investments under the PAM. Effective for periods after 2023, all LIHTC investments qualify for the PAM. Commencing in 2024, FHN determined that its equity investments in NMTC and historic tax credit entities qualify for the PAM and made the election to apply the PAM for these programs. Expenses associated with non-qualifying LIHTC investments were not significant for 2023.
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 for investments accounted for under the PAM. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.
Table 8.20.2

TAX CREDIT IMPACTS ON TAX EXPENSE

(Dollars in millions)	2025	2024	2023
Income tax expense (benefit):
Amortization of qualifying investments	$66	$65	$54
Tax credits	(78)	(70)	(55)
Other tax benefits related to qualifying investments	(5)	(9)	(13)

157	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
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

158	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 20—VARIABLE INTEREST ENTITIES
The following tables summarize FHN’s nonconsolidated VIEs as of December 31, 2025 and 2024.

Table 8.20.3
NONCONSOLIDATED VIEs AT DECEMBER 31, 2025

(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$733	$260	(a)
Other tax credit investments (b)	92	74	Other assets
Small issuer trust preferred holdings (c)	166	—	Loans and leases
On-balance sheet trust preferred securitization	25	89	(d)
Holdings of agency mortgage-backed securities (c)	8,405	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	478	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings
(a)    Maximum loss exposure represents $473 million of current investments and $260 million of accrued contractual funding commitments. Current investments are recognized in other assets. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund substantially all of these accrued commitments by the end of 2026.
(b)    Maximum loss exposure represents the value of current investments.
(c)    Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)    Includes $113 million classified as loans and leases and $1 million classified as trading securities, which are offset by $89 million classified as term borrowings.
(e)    Includes $678 million classified as trading securities, $1.2 billion classified as securities held to maturity, and $6.5 billion classified as securities available for sale.
(f)    Maximum loss exposure represents $478 million of current receivables with $1 million in additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
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
(a)Maximum loss exposure represents $395 million of current investments and $222 million of accrued contractual funding commitments. Current investments are recognized in other assets. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund substantially all of these accrued commitments by the end of 2026.
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
(g)No exposure to loss due to nature of FHN's involvement.

159	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On December 31, 2025 and 2024, respectively, FHN had $243 million and $541 million of cash receivables and $20 million and $25 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.” Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or the prices of debt instruments. FHN manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.
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
Trading Activities
FHNF trades U.S. Treasury, U.S. Agency, government-guaranteed loan, mortgage-backed, corporate and municipal fixed income securities, and other securities for distribution to clients. When these securities settle on a delayed basis, they are considered forward contracts. FHNF also enters into interest rate contracts, including caps, swaps, and floors, for its clients. In addition, FHNF enters into futures and option contracts to economically hedge interest rate risk associated with a portion of its securities inventory. These transactions are measured at fair value, with changes in fair value recognized in noninterest income. Related assets and liabilities are recorded on the Consolidated Balance Sheets as derivative assets and derivative liabilities within other assets and other liabilities. The FHNF Risk Committee and the Credit Risk Management Committee collaborate to mitigate credit risk related to these transactions. Credit risk is controlled through credit approvals, risk control limits, and ongoing monitoring procedures. Total trading revenues were $167 million, $154 million and $97 million for the years ended December 31, 2025, 2024 and 2023, respectively. Trading revenues are inclusive of both

160	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of December 31, 2025 and 2024.
Table 8.21.1
DERIVATIVES ASSOCIATED WITH TRADING

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,301	$22	$104
Offsetting upstream interest rate contracts	4,446	70	22
Forwards and futures purchased	1,937	7	—
Forwards and futures sold	2,210	—	8

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,096	$8	$190
Offsetting upstream interest rate contracts	4,265	134	9
Forwards and futures purchased	1,421	1	6
Forwards and futures sold	1,426	7	—
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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of December 31, 2025 and 2024.
Table 8.21.2
DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,851	$43	$185
Offsetting upstream interest rate contracts	8,151	184	43

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,301	$10	$372
Offsetting upstream interest rate contracts	8,301	369	11

161	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the years ended December 31, 2025, 2024, and 2023.
Table 8.21.3
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$220	$10	$195
Offsetting upstream interest rate contracts (a)	(220)	(10)	(195)
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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of December 31, 2025 and 2024.
Table 8.21.4
DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$14
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$67
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

162	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the years ended December 31, 2025, 2024, and 2023.
Table 8.21.5
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$69	$(19)	$45
Gain (loss) recognized in other comprehensive income (loss)	17	(63)	(5)
Gain (loss) reclassified from AOCI into interest income	35	49	52
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
Table 8.21.6
DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$82	$1	$—
Forward contracts written	135	—	—

	December 31, 2024
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$51	$—	$—
Forward contracts written	100	1	—
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the years ended December 31, 2025, 2024 and 2023.
Table 8.21.7
DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES

	Year Ended December 31,
	2025	2024	2023
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(2)	$1	$—
Forward contracts written	(1)	(2)	1
In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of December 31, 2025 and 2024, the derivative liabilities associated with the sales of Visa Class
B shares were $25 million and $15 million, respectively. For the years ended December 31, 2025 and 2024, FHN recognized $25 million and $15 million, respectively, in derivative valuation adjustments related to prior sales of Visa Class B shares. See Note 23 - Fair Value of Assets and

163	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of December 31, 2025 and 2024, these loans were valued at $19 million and $16 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of December 31, 2025 and 2024, the notional values of FHN’s risk participations were $184 million and $268 million of derivative assets and $1.0 billion and $916 million of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN’s maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at December 31, 2025 and 2024, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $10 million of assets and $92 million of liabilities on December 31, 2025, and $5 million of assets and $187 million of liabilities on December 31, 2024. As of December 31, 2025 and 2024, FHN had

164	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
received collateral of $68 million and $82 million and posted collateral of $52 million and $96 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank's) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $11 million of assets and $92 million of liabilities on December 31, 2025, and $6 million of assets and $187 million of liabilities on December 31, 2024. As of December 31, 2025 and 2024, FHN had received collateral of $68 million and $82 million and posted collateral of $52 million and $96 million, respectively, in the normal course of business related to these contracts.
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
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of December 31, 2025 and 2024.
Table 8.21.8
DERIVATIVE ASSETS & COLLATERAL RECEIVED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
December 31, 2025
Interest rate derivative contracts	$320	$—	$320	$(79)	$(209)	$32
Forward contracts	7	—	7	(4)	(1)	2
	$327	$—	$327	$(83)	$(210)	$34

December 31, 2024
Interest rate derivative contracts	$522	$—	$522	$(73)	$(436)	$13
Forward contracts	8	—	8	(3)	(4)	1
	$530	$—	$530	$(76)	$(440)	$14

(a)Included in other assets on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, less than $1 million and $2 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.

165	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 21—DERIVATIVES
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of December 31, 2025 and 2024.
Table 8.21.9
DERIVATIVE LIABILITIES & COLLATERAL PLEDGED

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
December 31, 2025
Interest rate derivative contracts	$368	$—	$368	$(79)	$(94)	$195
Forward contracts	8	—	8	(4)	(4)	—
	$376	$—	$376	$(83)	$(98)	$195

December 31, 2024
Interest rate derivative contracts	$649	$—	$649	$(73)	$(168)	$408
Forward contracts	6	—	6	(3)	(1)	2
	$655	$—	$655	$(76)	$(169)	$410

(a)Included in other liabilities on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, $26 million and $16 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

166	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of December 31, 2025 and 2024.
Table 8.22.1
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
2025	$613	$—	$613	$(5)	$(604)	$4
2024	572	—	572	—	(567)	5

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of December 31, 2025 and 2024.
Table 8.22.2
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
2025	$1,973	$—	$1,973	$(5)	$(1,968)	$—
2024	2,096	—	2,096	—	(2,096)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

167	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 22—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of December 31, 2025 and 2024.
Table 8.22.3
MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	December 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$5	$—	$5
Government agency issued MBS	1,558	—	1,558
Government agency issued CMO	386	—	386
Other U.S. government agencies	24	—	24
Total securities sold under agreements to repurchase	$1,973	$—	$1,973

	December 31, 2024
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,535	$—	$1,535
Government agency issued CMO	561	—	561
Total securities sold under agreements to repurchase	$2,096	$—	$2,096

168	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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

169	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.
Table 8.23.1
ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

	December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$8	$—	$8
Government agency issued MBS	—	352	—	352
Government agency issued CMO	—	326	—	326
Other U.S. government agencies	—	157	—	157
States and municipalities	—	86	—	86
Corporate and other debt	—	930	—	930
SBA interest-only strips	—	—	45	45
Total trading securities	—	1,859	45	1,904
Loans held for sale (elected fair value)	—	137	14	151
Securities available for sale:
Government agency issued MBS	—	3,641	—	3,641
Government agency issued CMO	—	2,869	—	2,869
Other U.S. government agencies	—	1,317	—	1,317
States and municipalities	—	338	—	338
Total securities available for sale	—	8,165	—	8,165
Other assets:
Deferred compensation mutual funds	110	—	—	110
Equity, mutual funds, and other	37	—	—	37
Derivatives, forwards and futures	7	—	—	7
Derivatives, interest rate contracts	—	320	—	320
Total other assets	154	320	—	474
Total assets	$154	$10,481	$59	$10,694
Trading liabilities:
U.S. treasuries	$—	$492	$—	$492
Corporate and other debt	—	115	—	115
Total trading liabilities	—	607	—	607
Other liabilities:
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	368	—	368
Derivatives, other	—	—	25	25
Total other liabilities	9	368	25	402
Total liabilities	$9	$975	$25	$1,009

170	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$3	$—	$3
Government agency issued MBS	—	98	—	98
Government agency issued CMO	—	180	—	180
Other U.S. government agencies	—	252	—	252
States and municipalities	—	64	—	64
Corporate and other debt	—	767	—	767
SBA interest-only strips	—	—	23	23
Total trading securities	—	1,364	23	1,387
Loans held for sale (elected fair value)	—	69	16	85
Securities available for sale:
Government agency issued MBS	—	3,702	—	3,702
Government agency issued CMO	—	2,767	—	2,767
Other U.S. government agencies	—	1,073	—	1,073
States and municipalities	—	354	—	354
Total securities available for sale	—	7,896	—	7,896
Other assets:
Deferred compensation mutual funds	111	—	—	111
Equity, mutual funds, and other	35	—	—	35
Derivatives, forwards and futures	8	—	—	8
Derivatives, interest rate contracts	—	522	—	522
Derivatives, other	—	1	—	1
Total other assets	154	523	—	677
Total assets	$154	$9,852	$39	$10,045
Trading liabilities:
U.S. treasuries	$—	$440	$—	$440
Other U.S. government agencies	—	7	—	7
Corporate and other debt	—	103	—	103
Total trading liabilities	—	550	—	550
Other liabilities:
Derivatives, forwards and futures	6	—	—	6
Derivatives, interest rate contracts	—	649	—	649
Derivatives, other	—	1	15	16
Total other liabilities	6	650	15	671
Total liabilities	$6	$1,200	$15	$1,221

171	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the years ended December 31, 2025, 2024 and 2023 on a recurring basis are summarized as follows.
Table 8.23.2
CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Year Ended December 31, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2025	$23		$16		$(15)
Total net gains (losses) included in net income	(6)		1		(25)
Purchases	—		2		—
Sales	(11)		(5)		—
Settlements	—		(1)		15
Net transfers into (out of) Level 3	39	(b)	1		—
Balance on December 31, 2025	$45		$14		$(25)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$(25)	(d)

	Year Ended December 31, 2024
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2024	$13		$26		$(23)
Total net gains (losses) included in net income	(5)		1		(15)
Purchases	—		2		—
Sales	(17)		(13)		—
Settlements	—		(2)		23
Net transfers into (out of) Level 3	32	(b)	2		—
Balance on December 31, 2024	$23		$16		$(15)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$(15)	(d)

	Year Ended December 31, 2023
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2023	$25		$22		$(27)
Total net gains (losses) included in net income	(12)		4		(15)
Purchases	—		3		—
Sales	(54)		(3)		—
Settlements	—		(2)		19
Net transfers into (out of) Level 3	54	(b)	2		—
Balance on December 31, 2023	$13		$26		$(23)
Net unrealized gains (losses) included in net income	$(1)	(c)	$4	(a)	$(15)	(d)

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
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of December 31, 2025, 2024 and 2023.

172	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at December 31, 2025, 2024 and 2023, respectively, the following table provides the level of valuation assumptions used to determine each adjustment and the related carrying value.
Table 8.23.3
LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Carrying value at December 31, 2025				Year Ended December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$233	$—	$233	$—
Loans and leases (a)	—	—	370	370	(64)
OREO (b)	—	—	3	3	—
					$(64)

	Carrying value at December 31, 2024				Year Ended December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$438	$—	$438	$(1)
Loans and leases (a)	—	—	344	344	(73)
OREO (b)	—	—	3	3	—
					$(74)

	Carrying value at December 31, 2023				Year Ended December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Net gains (losses)
Loans held for sale—SBAs and USDA	$—	$406	$—	$406	$(3)
Loans and leases (a)	—	—	245	245	(42)
OREO (b)	—	—	4	4	—
Other assets (c)	—	—	90	90	(7)
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
In 2025, FHN recognized $1 million of leased asset impairments, and fixed asset impairments were immaterial. Fixed asset and leased asset impairments were immaterial for the years ended December 31, 2024 and 2023.

173	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of December 31, 2025 and 2024.

Table 8.23.4
UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$45	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	4% - 14%	14%
Loans held for sale - residential real estate	$14	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 65%	64%
			Loss severity trends - First mortgage	0.0% - 1.3% of UPB	0.5%
Derivative liabilities, other	$25	Discounted cash flow	Visa covered litigation resolution amount	$3.7 billion - $4.5 billion	$4.2 billion
			Probability of resolution scenarios	10% - 25%	20%
			Time until resolution	18 - 48 months	35 months
Loans and leases (a)	$370	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

174	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2024	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$23	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	3% - 18%	17%
Loans held for sale - residential real estate	$16	Discounted cash flow	Prepayment speeds - First mortgage	2% - 6%	3%
			Foreclosure losses	63% - 71%	64%
			Loss severity trends - First mortgage	0.0% - 0.2% of UPB	0.1%
Derivative liabilities, other	$15	Discounted cash flow	Visa covered litigation resolution amount	$3.1 billion - $4.1 billion	$3.8 billion
			Probability of resolution scenarios	10% - 25%	18%
			Time until resolution	6 - 36 months	23 months
Loans and leases (a)	$344	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM
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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

175	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
Loans Held for Sale
Foreclosure losses and prepayment rates are significant unobservable inputs used in the fair value measurement of FHN’s residential real estate loans held for sale. Loss severity trends are also assessed to evaluate the reasonableness of fair value estimates resulting from discounted cash flow methodologies as well as to estimate fair value for newly repurchased loans and loans that are near foreclosure. Significant increases (decreases) in any of these inputs in isolation would result in significantly lower (higher) fair value measurements. All observable and unobservable inputs are reassessed quarterly.
Derivative Liabilities
In conjunction with pre-2020 sales of Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s derivative liabilities associated with its prior sales of Visa Class B shares. The methodology includes estimation of both the resolution amount for Visa’s Covered Litigation matters as well as the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability-weighted multiple resolution scenario to calculate the estimated fair value of these derivative liabilities. Assignment of higher (lower) probabilities to the larger potential resolution scenarios would result in an increase (decrease) in the estimated fair value of the derivative liabilities. Since this estimation process requires application of judgment in developing significant unobservable inputs used to determine the possible outcomes and the probability weighting assigned to each scenario, these derivatives have been classified within Level 3 in fair value measurements disclosures.
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

176	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
The following table reflects the differences between the fair value carrying amount of residential real estate loans held for sale measured at fair value in accordance with management’s election and the aggregate unpaid principal amount FHN is contractually entitled to receive at maturity.
Table 8.23.5

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF
RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE

	December 31, 2025
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$151	$154	$(3)
Nonaccrual loans	9	12	(3)

	December 31, 2024
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$85	$89	$(4)
Nonaccrual loans	3	5	(2)

Assets and liabilities accounted for under the fair value election are initially measured at fair value with subsequent changes in fair value recognized in earnings. Such changes in the fair value of assets and liabilities for which FHN elected the fair value option are included in current period earnings with classification in the income statement line item reflected in the following table.
Table 8.23.6
CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$2	$1	$1
For the years ended December 31, 2025, 2024 and 2023, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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
Trading securities and trading liabilities
Trading securities and trading liabilities are recognized at fair value through current earnings. Trading inventory held for broker-dealer operations is included in trading securities and trading liabilities. Broker-dealer long positions are valued at the bid price in the bid-ask spread. Short positions are valued at the ask price. Inventory

177	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
Securities available for sale and held to maturity
Valuations of debt securities are performed using observable inputs obtained from market transactions in similar securities. Typical inputs include benchmark yields, consensus prepayment speeds, and credit spreads. Trades in similar securities and broker quotes are used to support these valuations.
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
FHN utilizes quoted market prices of similar instruments or broker and dealer quotations to value the SBA and USDA guaranteed loans. FHN's valuation of SBA-unguaranteed interests in loans held for sale is based on individual loan characteristics, such as industry type and pay history and generally follows an income approach. Furthermore, these valuations are adjusted for changes in prepayment estimates and are reduced due to restrictions on trading. The fair value of other non-residential real estate loans held for sale is approximated by their carrying values based on current transaction values.
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

178	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
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
Short-term financial liabilities
The fair value of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings is approximated by the book value. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
Loan commitments
Fair values of these commitments are based on fees charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Other commitments
Fair values of these commitments are based on fees charged to enter into similar agreements.
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of December 31, 2025 and 2024 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
Assets and liabilities that are not financial instruments — such as premises and equipment, goodwill, other intangible assets such as the value of long-term relationships with deposit and trust clients, deferred taxes, and certain other assets and other liabilities — have

179	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
not been included in the following table. Additionally, the fair value measurements presented in the following table are solely for financial instruments as of the measurement date and do not consider the earnings potential of our various business lines. Accordingly, the total of the fair value amounts does not represent, and should not be construed to represent, the underlying value of FHN.
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of December 31, 2025 and 2024.

180	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
Table 8.23.7
BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2025
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$35,570	$—	$—	$35,401	$35,401
Commercial real estate	13,386	—	—	13,289	13,289
Consumer:
Consumer real estate	13,902	—	—	13,707	13,707
Credit card and other	560	—	—	558	558
Total loans and leases, net of allowance for loan and lease losses	63,418	—	—	62,955	62,955
Short-term financial assets:
Interest-bearing deposits with banks	1,125	1,125	—	—	1,125
Federal funds sold	21	—	21	—	21
Securities purchased under agreements to resell	613	—	613	—	613
Total short-term financial assets	1,759	1,125	634	—	1,759
Trading securities (a)	1,904	—	1,859	45	1,904
Loans held for sale:
Mortgage loans (elected fair value)	151	—	137	14	151
USDA & SBA loans - LOCOM	233	—	233	—	233
Mortgage loans - LOCOM	22	—	—	22	22
Total loans held for sale	406	—	370	36	406
Securities available for sale (a)	8,165	—	8,165	—	8,165
Securities held to maturity	1,216	—	1,073	—	1,073
Derivative assets (a)	327	7	320	—	327
Other assets:
Tax credit investments	824	—	—	758	758
Deferred compensation mutual funds	110	110	—	—	110
Equity, mutual funds, and other (b)	281	37	—	244	281
Total other assets	1,215	147	—	1,002	1,149
Total assets	$78,410	$1,279	$12,421	$64,038	$77,738
Liabilities:
Defined maturity deposits	$6,485	$—	$6,466	$—	$6,466
Trading liabilities (a)	607	—	607	—	607
Short-term financial liabilities:
Federal funds purchased	1,039	—	1,039	—	1,039
Securities sold under agreements to repurchase	1,973	—	1,973	—	1,973
Other short-term borrowings	242	—	242	—	242
Total short-term financial liabilities	3,254	—	3,254	—	3,254
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—New Market Tax Credit investments	74	—	—	73	73
Secured borrowings	12	—	—	12	12
Junior subordinated debentures	153	—	—	150	150
Other long-term borrowings	1,035	—	1,058	—	1,058
Total term borrowings	1,321	—	1,058	282	1,340
Derivative liabilities (a)	402	9	368	25	402
Total liabilities	$12,069	$9	$11,753	$307	$12,069

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $41 million and FRB stock of $203 million.

181	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2024
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$33,083	$—	$—	$32,511	$32,511
Commercial real estate	14,194	—	—	13,894	13,894
Consumer:
Consumer real estate	13,826	—	—	13,262	13,262
Credit card and other	647	—	—	657	657
Total loans and leases, net of allowance for loan and lease losses	61,750	—	—	60,324	60,324
Short-term financial assets:
Interest-bearing deposits with banks	1,538	1,538	—	—	1,538
Federal funds sold	59	—	59	—	59
Securities purchased under agreements to resell	572	—	572	—	572
Total short-term financial assets	2,169	1,538	631	—	2,169
Trading securities (a)	1,387	—	1,364	23	1,387
Loans held for sale:
Mortgage loans (elected fair value)	85	—	69	16	85
USDA & SBA loans - LOCOM	439	—	439	—	439
Mortgage loans - LOCOM	27	—	—	27	27
Total loans held for sale	551	—	508	43	551
Securities available for sale (a)	7,896	—	7,896	—	7,896
Securities held to maturity	1,270	—	1,083	—	1,083
Derivative assets (a)	531	8	523	—	531
Other assets:
Tax credit investments	706	—	—	692	692
Deferred compensation mutual funds	111	111	—	—	111
Equity, mutual funds, and other (b)	289	35	—	254	289
Total other assets	1,106	146	—	946	1,092
Total assets	$76,660	$1,692	$12,005	$61,336	$75,033
Liabilities:
Defined maturity deposits	$6,613	$—	$6,591	$—	$6,591
Trading liabilities (a)	550	—	550	—	550
Short-term financial liabilities:
Federal funds purchased	259	—	259	—	259
Securities sold under agreements to repurchase	2,096	—	2,096	—	2,096
Other short-term borrowings	1,045	—	1,045	—	1,045
Total short-term financial liabilities	3,400	—	3,400	—	3,400
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—New Market Tax Credit investments	74	—	—	70	70
Secured borrowings	37	—	—	37	37
Junior subordinated debentures	151	—	—	142	142
Other long-term borrowings	886	—	866	—	866
Total term borrowings	1,195	—	866	296	1,162
Derivative liabilities (a)	671	6	650	15	671
Total liabilities	$12,429	$6	$12,057	$311	$12,374

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $51 million and FRB stock of $203 million.

182	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 23—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of December 31, 2025 and 2024.
Table 8.23.8
UNFUNDED COMMITMENTS

	Contractual Amount		Fair Value
(Dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unfunded Commitments:
Loan commitments	$21,676	$20,992	$1	$1
Standby and other commitments	804	753	10	9

183	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Note 24—Parent Company Financial Information
Following are statements of the parent company.
Parent Company Balance Sheets

	December 31,
(Dollars in millions)	2025	2024
Assets:
Cash	$608	$837
Notes receivable	3	3
Investments in subsidiaries:
Bank	8,894	8,487
Non-bank	70	61
Other assets	258	251
Total assets	$9,833	$9,639
Liabilities and equity:
Accrued employee benefits and other liabilities	$489	$473
Term borrowings	497	350
Total liabilities	986	823
Total equity	8,847	8,816
Total liabilities and equity	$9,833	$9,639

Parent Company Statements of Income

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Dividend income:
Bank	$1,005	$1,110	$220
Non-bank	5	—	—
Total dividend income	1,010	1,110	220
Other income	—	1	226
Total income	1,010	1,111	446
Interest expense - term borrowings	29	15	21
Personnel and other expense	110	111	114
Total expense	139	126	135
Income before income taxes	871	985	311
Income tax expense (benefit)	(27)	(27)	24
Income before equity in undistributed net income (loss) of subsidiaries	898	1,012	287
Equity in undistributed net income (loss) of subsidiaries:
Bank	88	(238)	613
Non-bank	(4)	1	(3)
Net income attributable to the controlling interest	$982	$775	$897

184	2025 FORM 10-K ANNUAL REPORT

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTARY DATA
Table of Contents	NOTE 24—PARENT COMPANY FINANCIAL INFORMATION
Parent Company Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Operating activities:
Net income	$982	$775	$897
Less undistributed net income (loss) of subsidiaries	84	(237)	610
Income before undistributed net income (loss) of subsidiaries	898	1,012	287
Adjustments to reconcile income to net cash provided by operating activities:
Deferred income tax expense	16	15	8
Stock-based compensation expense	61	59	36
Other operating activities, net	(17)	(18)	—
Total adjustments	60	56	44
Net cash provided by operating activities	958	1,068	331
Investing activities:
Proceeds from sales and prepayments of securities	11	3	21
Purchases of securities	(1)	(1)	(1)
(Investment in) return on subsidiary	(12)	(9)	(10)
Net cash (used in) provided by investing activities	(2)	(7)	10
Financing activities:
Preferred stock redemption	(80)	(100)	—
Cash dividends paid - preferred stock	(26)	(29)	(32)
Common stock:
Stock options exercised	6	9	5
Cash dividends paid	(314)	(332)	(335)
Repurchase of shares	(918)	(626)	(10)
Proceeds from issuance of term borrowings	497	—	—
Repayment of term borrowings	(350)	—	(450)
Net cash used in financing activities	(1,185)	(1,078)	(822)
Net decrease in cash and cash equivalents	(229)	(17)	(481)
Cash and cash equivalents at beginning of year	837	854	1,335
Cash and cash equivalents at end of year	$608	$837	$854
Total interest paid	$31	$26	$33
Income taxes received from (paid to) subsidiaries	27	60	(46)
Federal excise taxes paid	6	—	—

185	2025 FORM 10-K ANNUAL REPORT

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
Reports on Internal Control over Financial Reporting
The report of management required by Item 308(a) of Regulation S-K appears at page 86, and the attestation report required by Item 308(b) of Regulation S-K appears starting at page 87, of our 2025 Financial Statements (Item 8). Both are incorporated herein by this reference.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Form 8-K Information not previously reported
Not applicable.
Trading Plans of Directors and Executive Officers
During our most recent fiscal quarter, no director (see Item 10 beginning on page 187) or executive officer (see the Supplemental Part I Information beginning on page 36) adopted or terminated (i) any contract, instruction, or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) (a "Rule 10b5-1 trading arrangement"); and/or (ii) any "non-Rule 10b5-1 trading arrangement" as defined in SEC Reg. S-K Item 408(c).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

186	2025 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Required Item 10 Information
In 2025, there were no material amendments to the procedures described in our 2026 Proxy Statement under the caption Shareholder Recommendations and Nominations, especially under the sub-caption Committee Consideration of Shareholder Recommendations of Nominees, by which security holders may recommend nominees to our Board of Directors.
Our bylaws contain a process, if certain conditions are met, for a shareholder to nominate a person for election to the Board in advance of an annual meeting, and to require us to include that nomination in our annual meeting proxy statement. Additional information regarding this process is available in our 2026 Proxy Statement under the captions Shareholder Recommendations and Nominations and 2027 Annual Meeting—Proposal & Nomination Deadlines, which information is incorporated herein by reference.
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
We have adopted an Inside Information Policy and related written Procedures for that Policy (collectively, our "Insider Policy"). Our Insider Policy governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, associates and certain other persons. It is designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. By its terms as written, our Insider Policy applies only to insiders (directors, officers, associates, and certain other persons). In practice, senior management applies the periodic and ad hoc blackout provisions to our purchases of our securities in all market transactions, and in all off-market transactions other than share-withholding related to employee stock plan awards. Exceptions to the blackout provisions must be approved by our Chief Executive Officer in consultation with our General Counsel. Our Inside Information Policy and its Procedures have been filed or incorporated by reference as Exhibits 19.1 and 19.2 to this report. In addition, the following section of our 2026 Proxy Statement is incorporated herein by reference: Policies on Insider Trading and Hedging.
Other information required by this Item related to the topics mentioned in Table 10.1 is incorporated herein by reference to the disclosures indicated in the Table or is provided in that Table.

187	2025 FORM 10-K ANNUAL REPORT

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS

Table 10.1
ITEM 10 TOPICS TABLE

Item 10 Topics	Responses or Incorporated Disclosures
Directors and nominees for director of FHN, the Audit Committee of our Board of Directors, members of the Audit Committee, and Audit Committee financial experts
In our 2026 Proxy Statement: Independence & Categorical Standards, Committee Charters & Composition, Audit Committee, and Vote Item 1—Election of Directors (excluding the Audit Committee Report and the statements regarding the existence and location of the Audit Committee’s charter)

Executive officers	In the Supplemental Part I Information following Item 4 of this report: Executive Officers of the Registrant, beginning on page 36
Compliance with Section 16(a) of the Securities Exchange Act of 1934	In our 2026 Proxy Statement: Delinquent Section 16(a) Reports

First Horizon Directors

Table 10.2
OUR BOARD OF DIRECTORS
(at February 20, 2026)

Jeffrey J. Brown Age 53 President, Hendrick Automotive Group, LLC, a privately held automotive retail organization	Velia Carboni Age 56 Chief Information Officer, SharkNinja, Inc., a global product design and technology company	John C. Compton Age 64 Partner, Clayton, Dubilier & Rice a private equity firm
Wendy P. Davidson Age 56 Former President and Chief Executive Officer, The Hain Celestial Group, Inc., an organic and natural products company	John W. Dietrich Age 61 Executive Vice President and Chief Financial Officer, FedEx Corporation, a provider of transportation, e-commerce and business services	D. Bryan Jordan Age 64 Chairman of the Board, President & Chief Executive Officer, First Horizon Corporation, a financial services company
J. Michael Kemp, Sr. Age 55 Founder and Chief Executive Officer, Kemp Management Solutions, a program management and consulting firm	Rick E. Maples Age 67 Retired Co-Head of Investment Banking, Stifel, Nicolaus and Company, Incorporated, a financial services company	Sital K. Mody Age 55 President, Natural Gas Pipelines Group, and Vice President, Kinder Morgan, Inc., an energy infrastructure company
Michael L. Moehn Age 57 Group President, Ameren Utilities, Ameren Corporation, a utility holding company	Vicki R. Palmer Age 72 President, The Palmer Group, LLC a general consulting firm	Colin V. Reed* Age 78 Executive Chairman, Ryman Hospitality Properties, Inc. a real estate investment trust
Cecelia D. Stewart Age 67 Retired President, U.S. Consumer & Commercial Banking, Citigroup, Inc. a financial services company		R. Eugene Taylor* Age 78 Retired Chairman of the Board and Chief Executive Officer, Capital Bank Financial Corp., a financial services company
* Indicates a director who has not been nominated for re-election at the 2026 Annual Meeting of Shareholders.

188	2025 FORM 10-K ANNUAL REPORT

ITEM 11. EXECUTIVE COMPENSATION

Item 11.    Executive Compensation
The information called for by this Item is incorporated herein by reference to the following sections of our 2026 Proxy Statement: Compensation Committee, Compensation Committee Interlocks & Insider Participation, Director Compensation, Policies on Insider Trading and Hedging, Compensation Discussion & Analysis, Recent Compensation, Post-Employment Compensation, Pay Ratio of CEO to Median Employee, Equity Grant Processes, and any Appendix to our Proxy Statement referenced in those sections.
The subsection of our 2026 Proxy Statement captioned Compensation Risk, within the Compensation Committee section, provides information concerning our management of certain risks associated with our compensation policies and practices. We do not believe those risks are reasonably likely to have a material adverse effect upon us; accordingly, we do not believe that information is required to be provided in this Item.
The information required by Item 407(e)(5) of Regulation S-K is provided in our 2026 Proxy Statement within the Compensation Committee section under the sub-section captioned Compensation Committee Report. As permitted by the instructions for that Item, the information under that subsection is not “filed” with this report.
As to the information required by Item 402(w) of Regulation S-K: (i) refer to Clawback Policies & Practices within Compensation Discussion & Analysis in our 2026 Proxy Statement; and (ii) the conditions for disclosures beyond those incorporated by reference above have not occurred. As to the information required by Item 402(x) of Regulation S-K, refer to Equity Grant Processes within Compensation Discussion & Analysis in our 2026 Proxy Statement. Our Erroneously Awarded Compensation Recovery Policy has been filed as Exhibit 97 to this report, as shown in Item 15.

189	2025 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
Table 12.1 provides information as of December 31, 2025 regarding shares of our common stock that may be issued under the following plans:
•2021 Incentive Plan, as amended February 25, 2024 ("2021 Plan")
•Equity Compensation Plan (“ECP”)
•IBERIABANK Corporation 2019 Stock Incentive Plan ("SIP")
•The following IBERIABANK Corporation plans (together with the SIP, the “IBKC Plans”): 2016 Stock Incentive Plan; and Amended and Restated 2010 Stock Incentive Plan
•Capital Bank Financial Corp. 2013 Omnibus Compensation Plan ("CBF Plan")

Table 12.1
EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2025

	A		B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Col. A)
Equity Compensation Plans Approved by Shareholders (1)	578,155	(2)	$15.94	10,793,408
Equity Compensation Plans Not Approved by Shareholders	—		—	—
Total	578,155		$15.94	10,793,408
(1)    Consists of the 2021 Plan, the ECP, the IBKC Plans, and the CBF Plan. The 2021 Plan was approved by shareholders in 2021 and, as amended, in 2024 and remains active. The number of shares in Column C is entirely under the 2021 Plan; as provided in the 2021 Plan, the Column C number includes the new/additional shares originally authorized under the 2021 Plan along with shares underlying ECP awards that have been forfeited or cancelled since the 2021 Plan was initially approved by shareholders, net of shares underlying 2021 Plan awards that are outstanding or have been paid. The ECP initially was approved by shareholders in 2003, most recently was re-approved in 2016, and has terminated. The IBKC Plans were approved by IBKC's shareholders in 2011, 2014, 2016, 2019 and 2020, and all have terminated. FHN and IBKC closed a merger-of-equals transaction in 2020, as a result of which FHN became the plan sponsor for the IBKC Plans and their awards. The CBF Plan was approved by shareholders of CBF, and has terminated. FHN merged with CBF in 2017, as a result of which FHN became the plan sponsor for the CBF Plan and its awards. "Terminated" means no new awards may be granted under the plan.
(2)    Consists entirely of outstanding options issued under terminated plans approved by shareholders.

Only the 2021 Plan permits new awards to be granted; all other plans have terminated. At December 31, 2025, there were no shares issuable upon exercise of outstanding options under the 2021 Plan, and the total number of shares issuable upon exercise of outstanding options under the terminated plans was 578,155 shares.
Shares covered by outstanding options are shown in column A of Table 12.1. Outstanding equity awards other than options ("full-value awards"), consisting of unpaid stock units, are not included in any column in that Table. In total, 10,650,250 shares are covered by unpaid full-value awards, all granted under the 2021 Plan. Of those, 10,149,590 are covered by awards to current associates, and 500,660 are covered by awards to retired associates that will be distributed based on previously scheduled dates in the future without regard to continued service requirements.

190	2025 FORM 10-K ANNUAL REPORT

ITEM 12. SECURITY OWNERSHIP & RELATED STOCKHOLDER MATTERS

Column C of Table 12.1 presents the total number of shares available for new awards under the 2021 Plan at December 31, 2025, assuming eventual full exercise or vesting of all shares covered by awards outstanding on that date. The 2021 Plan permits the grant of options and full-value awards, as well as stock appreciation rights. Only full-value awards have been granted under the plan.
Beneficial Ownership of Corporation Stock
The information required for this Item pursuant to Item 403(a) and (b) of Regulation S-K is presented in our 2026 Proxy Statement under the heading Stock Ownership
Information. That information is incorporated into this Item by reference.
Change in Control Arrangements
We are not aware of any arrangements which may result in a change in control of First Horizon Corporation.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is presented in the following sections of our 2026 Proxy Statement:
•within the Corporate Governance section: Related Party Transaction Procedures and Transactions with Related Persons
•within the Board Matters section: Independence & Categorical Standards.
That information is incorporated into this Item by reference.
Our independent directors and nominees are identified in the Independence discussion within the Independence & Categorical Standards section of our 2026 Proxy Statement, referenced above.

Item 14.    Principal Accountant Fees and Services
The Information called for by this Item is presented in the following section of our 2026 Proxy Statement: Vote Item 3—Auditor Ratification. That information is incorporated into this Item by reference.

191	2025 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

PART IV

Item 15.    Exhibits and Financial Statement Schedules
Financial Statements & Related Reports
Our consolidated financial statements, the notes thereto, and the reports of management and independent public accountants, as listed below, are incorporated herein by reference to the pages of 2025 Financial Statements (Item 8) indicated in Table 15.1.

Table 15.1

Item 8 Page	Statement, Note, or Report Incorporated into Item 15
86	Report of Management on Internal Control over Financial Reporting
87	Reports of Independent Registered Public Accounting Firm
91	Consolidated Balance Sheets as of December 31, 2025 and 2024
92	Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
94	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023
95	Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024, and 2023
96	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
98	Notes to the Consolidated Financial Statements

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

192	2025 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Table 15.2
10-K EXHIBIT TABLE

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
					Form	Exh No	Filing Date
	Corporate Exhibits
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Bylaws of First Horizon Corporation, as amended and restated October 27, 2025				8-K	3.1	10/28/2025
4.1	Deposit Agreement, dated as of July 1, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series C]				8-K	4.2	7/2/2020
4.2	Form of Depositary Receipt--Series C (included as part of Exhibit 4.1 to this report)				8-K	4.2	7/2/2020
4.3	Deposit Agreement, dated as of May 28, 2020, by and among First Horizon National Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series E]				8-K	4.1	5/28/2020
4.4	Form of certificate representing Series E Preferred Stock				8-K	4.2	5/28/2020
4.5	Form of Depositary Receipt--Series E (included as part of Exhibit 4.3 to this report)				8-K	4.1	5/28/2020
4.6	Deposit Agreement, dated as of May 3, 2021, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series F]				8-K	4.1	5/3/2021
4.7	Form of certificate representing the Series F Preferred Stock				8-K	4.2	5/3/2021
4.8	Form of Depositary Receipt-Series F representing the Depositary Shares (included as part of Exhibit 4.6 to this report)				8-K	4.1	5/3/2021
4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				10-Q 2Q24	4.1	8/2/2024
4.10	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
	Equity-Based Award Plans
10.1 (a)	2021 Incentive Plan (as amended February 25, 2024)		X		Proxy 2024	App. A	3/11/2024
10.1 (b)	Equity Compensation Plan (as amended and restated April 26, 2016)		X		Proxy 2016	App. A	3/14/2016
10.1 (c)	IBERIABANK Corporation 2019 Stock Incentive Plan		X		10-K 2020	10.1(b)	2/25/2021
10.1 (d)	IBERIABANK Corporation 2016 Stock Incentive Plan		X		10-K 2020	10.1(c)	2/25/2021
	Performance-Based Equity Award Documents
10.2 (a)	Form of Grant Notice for Executive Performance Stock Units [2023]		X		10-K 2022	10.2(e)	3/1/2023
10.2 (b)	Form of Grant Notice for CEO Special Equity Performance Stock Units [2023]		X		8-K	10.3	8/4/2023
10.2 (c)	Form of Grant Notice for Executive Performance Stock Units [2024]		X		10-K 2023	10.2(e)	2/22/2024
10.2 (d)	Form of Grant Notice for Executive Special Performance Stock Units [2024]		X		10-K 2023	10.2(f)	2/22/2024
10.2 (e)	Form of Grant Notice for Executive Performance Stock Units [2025]		X		10-K 2024	10.2(f)	2/27/2025
10.2 (f)	Form of Grant Notice for Executive Performance Stock Units [2026]	X	X

193	2025 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Form	Exh No	Filing Date
	Stock Option Award Documents
10.3 (a)	Form of Grant Notice for Executive Stock Options [2019]		X		10-Q 1Q19	10.2	5/8/2019
10.3 (b)	Form of Grant Notice for Executive Stock Options [2020]		X		10-Q 1Q20	10.2	5/8/2020
10.3 (c)	Form of IBERIABANK Corporation Stock Option Agreement		X		10-K 2020	10.3(l)	2/25/2021
	Other Equity-Based Award Documents
10.4 (a)	Form of Grant Notice for Executive Restricted Stock Units [2021]		X		10-Q 1Q21	10.2	5/6/2021
10.4 (b)	Form of Grant Notice for Executive Restricted Stock Units [2023]		X		10-K 2022	10.4(e)	3/1/2023
10.4 (c)	Form of Grant Notice for Executive Restricted Stock Units [2024]		X		10-K 2023	10.2(e)	2/22/2024
10.4 (d)	Form of Grant Notice for Executive Restricted Stock Units [2025]		X		10-K 2024	10.4(d)	2/27/2025
10.4 (e)	Form of Grant Notice for Executive Restricted Stock Units [2026]	X	X
10.4 (f)	Form of Grant Notice for Executive Special Restricted Stock Units [2024]		X		10-K 2023	10.2(f)	2/22/2024
10.4 (g)	Form of Grant Notice for CEO Special Equity Restricted Stock Units [2023]		X		8-K	10.4	8/4/2023
10.4 (h)	Form of Grant Notice for Restricted Cash Units (Modified Retention Program, Cliff Vesting) [2023]		X		10-K 2023	10.2(h)	2/22/2024
10.4 (i)	Director Compensation Policy	X	X
	Management Cash Incentive Plan Documents
10.5 (a)	Executive Bonus Plan		X		8-K	10.1	10/27/2021
	Other Exhibits relating to Employment, Retirement, Severance, or Separation
10.6 (a)	Executive Change in Control Severance Plan		X		8-K	10.1	1/29/2021
10.6 (b)	Form of Pension Restoration Plan (amended and restated as of January 1, 2008)		X		10-Q 3Q07	10.7(e)	11/7/2007
10.6 (c)	Form of Amendment to Pension Restoration Plan		X		10-K 2009	10.7(d2)	2/26/2010
10.6 (d)	Form of Amendment No. 3 to Pension Restoration Plan		X		10-Q 3Q11	10.2	11/8/2011
10.6 (e)	Form of First Horizon Corporation Savings Restoration Plan		X		8-K	10.1	7/17/2012
10.6 (f)	Conformed copy of Employment Agreement dated August 3, 2023 with D. Bryan Jordan		X		8-K	10.2	8/4/2023
10.6 (g)	Retention Agreement of Anthony J. Restel, dated November 3, 2019		X		8-K	10.1	7/2/2020
	Documents Related to Other Deferral Plans and Programs
10.7 (a)	Directors and Executives Deferred Compensation Plan [originally adopted 1985], as amended and restated [2017], with forms of deferral agreement and 2007 addendum to deferral agreement		X		10-Q 2Q17	10.4	8/8/2017
10.7 (b)	Form of Amendment to Directors and Executives Deferred Compensation Plan		X		10-Q 3Q07	10.1(a3)	11/7/2007
10.7 (c)	Rate Applicable to Participating Directors under the Directors and Executives Deferred Compensation Plan		X		10-Q 3Q25	10.1	11/6/2025
10.7 (d)	Schedule of Deferral Agreements [Non-Employee Directors, 1995]		X		10-K 2018	10.7(d)	2/28/2019

194	2025 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Form	Exh No	Filing Date
10.7 (e)	Form of First Horizon National Corporation Deferred Compensation Plan as Amended and Restated [formerly known as First Tennessee National Corporation Nonqualified Deferred Compensation Plan]		X		10-Q 3Q07	10.1(c)	11/7/2007
10.7 (f)	Conformed copy of Amendment No. 1 to the First Horizon National Corporation Deferred Compensation Plan [removing "National" from the plan name]		X		S-8 333- 273513	4.5	7/28/2023
10.7 (g)
Form of Deferred Compensation Agreement used under FHN’s Equity Compensation Plan and First Tennessee National Corporation Non-Qualified Deferred Compensation Plan, along with form of Salary, Commission, and Annual Bonus Deferral Programs Overview, form of Deferred Stock Option (“DSO”) Program Summary, and description of share receipt deferral feature
			X		8-K	10(z)	1/3/2005
	Other Exhibits related to Management or Directors
10.8 (a)	Survivor Benefits Plan, as amended and restated July 18, 2006		X		10-Q 3Q06	10.8	11/8/2006
10.8 (b)	Other Compensation and Benefit Arrangements for Non-employee Directors		X		10-K 2020	10.8(b)	2/25/2021
10.8 (c)	Description of Long-Term Disability Program		X		10-Q 2Q17	10.2	8/8/2017
10.8 (d)	Form of Indemnity Agreement with directors and executive officers [2004 form]		X		10-Q 2Q17	10.3	8/8/2017
10.8 (e)	Form of amendment to 2004 form of Indemnity Agreement with directors and executive officers		X		8-K	10.4	4/28/2008
10.8 (f)	Form of Indemnity Agreement with directors and executive officers (April 2008 revision)		X		8-K	10.5	4/28/2008
10.8 (g)	List of Certain Benefits Available to Certain Executive Officers	X	X
	Other Exhibits
14	Code of Ethics for Senior Financial Officers				10-K 2022	14	3/1/2023
19.1	Inside Information Policy				10-Q 2Q23	19.1	8/4/2023
19.2	Inside Information Procedures				10-K 2024	19.2	2/27/2025
21	Subsidiaries of First Horizon Corporation	X
23	Accountant’s Consents	X
24	Power of Attorney	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of Sarbanes-Oxley Act of 2002)	X		X
97	Erroneously Awarded Compensation Recovery Policy				10-K 2023	97	2/22/2024
	XBRL Exhibits

195	2025 FORM 10-K ANNUAL REPORT

ITEM 15. EXHIBITS & FINANCIAL STATEMENT SCHEDULES

Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Incorporated by Reference to
Exh No	Description of Exhibit to this 10-K Report	Filed Here	Mngt Exh	Furnished	Form	Exh No	Filing Date
101
The following financial information from First Horizon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL:
(i) Consolidated Balance Sheets at December 31, 2025 and 2024;
(ii) Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023;
(iii) Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024, and 2023;
(iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024, and 2023;
(v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023; and
(vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

Item 16. Form 10-K Summary
Not applicable.

196	2025 FORM 10-K ANNUAL REPORT

SIGNATURES

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST HORIZON CORPORATION

Date: February 26, 2026	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature*	Title	Date*	Signature*	Title	Date*
D. Bryan Jordan D. Bryan Jordan	Chairman of the Board, President & Chief Executive Officer, and a Director (principal executive officer)	*	Hope Dmuchowski Hope Dmuchowski	Senior Executive Vice President and Chief Financial Officer (principal financial officer)	*
Jeff L. Fleming Jeff L. Fleming	Executive Vice President and Chief Accounting Officer (principal accounting officer)	*	Jeffrey J. Brown Jeffrey J. Brown	Director	*
Velia Carboni Velia Carboni	Director	*	John C. Compton John C. Compton	Director	*
Wendy P. Davidson Wendy P. Davidson	Director	*	John W. Dietrich John W. Dietrich	Director	*
J. Michael Kemp, Sr. J. Michael Kemp, Sr.	Director	*	Rick E. Maples Rick E. Maples	Director	*
Sital K. Mody Sital K. Mody	Director	*	Michael L. Moehn Michael L. Moehn	Director	*
Vicki R. Palmer Vicki R. Palmer	Director	*	Colin V. Reed Colin V. Reed	Director	*
Cecelia D. Stewart Cecelia D. Stewart	Director	*	R. Eugene Taylor R. Eugene Taylor	Director	*

*By: /s/ Shannon M. Hernandez	February 26, 2026
Shannon M. Hernandez
As Attorney-in-Fact

197	2025 FORM 10-K ANNUAL REPORT