Form 10-Q
period 2026-03-31
FIRST HORIZON CORP
filed 2026-05-07
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________

Commission File Number: 001-15185
____________________________________

(Exact name of registrant as specified in its charter)
 ______________________________________

TN		62-0803242
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

165 Madison Avenue
Memphis,	Tennessee	38103
(Address of principal executive offices)		(Zip Code)

(Registrant’s telephone number, including area code) (901) 523-4444

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
$0.625 Par Value Common Capital Stock	FHN	New York Stock Exchange LLC
Depositary Shares, each representing a 1/400th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series C*	FHN PR C	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series E	FHN PR E	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series F	FHN PR F	New York Stock Exchange LLC
Depositary Shares, each representing a 1/4,000th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series H	FHN PR H	New York Stock Exchange LLC
*Shares of Series C Preferred Stock, along with the related Series C Depositary Shares, were outstanding on March 31, 2026. All shares of Series C Preferred Stock were redeemed on May 1, 2026, which resulted in the redemption of the Series C Depositary Shares. The New York Stock Exchange suspended the Series C Depositary Shares from trading on May 1, 2026 and is expected to delist the securities on May 12, 2026.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 30, 2026
Common Stock, $0.625 par value	474,617,813

10-Q REPORT TABLE OF CONTENTS

GLOSSARY

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
ADR	Average daily revenue
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
C&I	Commercial, financial, and industrial loan portfolio
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial Real Estate
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse Gas

GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for Sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited Liability Company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other Real Estate Owned
PCD	Purchased credit-deteriorated
PD	Probability of default
PPNR	Pre-provision net revenue
PTNI	Pre-tax net income
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secure Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable Interest Entities
we / us / our	First Horizon Corporation

1	1Q26 FORM 10-Q REPORT

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

2	1Q26 FORM 10-Q REPORT

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

3	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

4	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(Dollars in millions, except per share amounts)	2026	2025
Assets
Cash and due from banks	$889	$961
Interest-bearing deposits with banks	1,116	1,125
Federal funds sold and securities purchased under agreements to resell	754	634
Trading securities	1,812	1,904
Securities available for sale at fair value	8,146	8,165
Securities held to maturity (fair value of $1,056 and $1,073, respectively)	1,204	1,216
Loans held for sale (including $167 and $151 at fair value, respectively)	562	406
Loans and leases	64,377	64,156
Allowance for loan and lease losses	(730)	(738)
Net loans and leases	63,647	63,418
Premises and equipment	539	544
Goodwill	1,510	1,510
Other intangible assets	97	105
Other assets	3,856	3,888
Total assets	$84,132	$83,876

Liabilities
Noninterest-bearing deposits	$15,910	$15,823
Interest-bearing deposits	50,572	51,653
Total deposits	66,482	67,476
Trading liabilities	666	607
Short-term borrowings	4,168	3,254
Term borrowings	1,318	1,321
Other liabilities	2,033	2,076
Total liabilities	74,667	74,734

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 12,750 and 8,750 shares, respectively	741	349
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 475,722,232 and 484,825,395 shares, respectively	297	303
Capital surplus	3,759	3,974
Retained earnings	5,205	5,031
Accumulated other comprehensive loss, net	(832)	(810)
FHN shareholders' equity	9,170	8,847
Noncontrolling interest	295	295
Total equity	9,465	9,142
Total liabilities and equity	$84,132	$83,876

See accompanying notes to consolidated financial statements.

5	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2026	2025
Interest income
Interest and fees on loans and leases	$885	$895
Interest and fees on loans held for sale	7	9
Interest on investment securities	71	69
Interest on trading securities	23	20
Interest on other earning assets	18	21
Total interest income	1,004	1,014
Interest expense
Interest on deposits	284	329
Interest on trading liabilities	7	7
Interest on short-term borrowings	28	29
Interest on term borrowings	18	18
Total interest expense	337	383
Net interest income	667	631
Provision for credit losses	15	40
Net interest income after provision for credit losses	652	591
Noninterest income
Fixed income	53	49
Deposit transactions and cash management	43	40
Brokerage, management fees and commissions	29	26
Card and digital banking fees	18	18
Other service charges and fees	16	12
Trust services and investment management	13	12
Mortgage banking income	9	8
Securities gains (losses), net	(1)	—
Other income	15	16
Total noninterest income	195	181
Noninterest expense
Personnel expense	289	279
Computer software	38	32
Net occupancy expense	35	35
Operations services	25	23
Legal and professional fees	16	14
Deposit insurance expense	13	13
Equipment expense	11	10
Advertising and public relations	10	10
Amortization of intangible assets	8	10
Other expense	60	61
Total noninterest expense	505	487
Income before income taxes	342	285
Income tax expense	76	63
Net income	$266	$222
Net income attributable to noncontrolling interest	4	4
Net income attributable to controlling interest	$262	$218
Preferred stock dividends	5	5
Net income available to common shareholders	$257	$213

Basic earnings per common share	$0.54	$0.41
Diluted earnings per common share	$0.53	$0.41
Weighted average common shares	480,307	517,116
Diluted average common shares	486,868	523,423

See accompanying notes to consolidated financial statements.

6	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in millions) (Unaudited)	2026	2025
Net income	$266	$222
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(14)	116
Net unrealized gains (losses) on cash flow hedges	(10)	27
Net unrealized gains on pension and other postretirement plans	2	2
Other comprehensive income (loss)	(22)	145
Comprehensive income	244	367
Comprehensive income attributable to noncontrolling interest	4	4
Comprehensive income attributable to controlling interest	$240	$363
Income tax expense of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(5)	$37
Net unrealized gains (losses) on cash flow hedges	(4)	9
Net unrealized gains on pension and other postretirement plans	1	1

See accompanying notes to consolidated financial statements.

7	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2026
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2025	8,750	$349	484,825,395	$303	$3,974	$5,031	$(810)	$295	$9,142
Net income	—	—	—	—	—	262	—	4	266
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	—	(22)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.17 per share)	—	—	—	—	—	(83)	—	—	(83)
Preferred stock issuance (4,000 shares issued at $100,000 per share)	4,000	392	—	—	—	—	—	—	392
Common stock repurchased (b)	—	—	(9,578,588)	(6)	(229)	—	—	—	(235)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	475,425	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2026	12,750	$741	475,722,232	$297	$3,759	$5,205	$(832)	$295	$9,465

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $233 million repurchased under FHN's general purchase program.

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
(b)Includes $360 million repurchased under FHN's general purchase program.

See accompanying notes to consolidated financial statements.

8	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(Dollars in millions) (Unaudited)	2026	2025
Operating Activities
Net income	$266	$222
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	15	40
Deferred income tax expense	25	2
Depreciation and amortization of premises and equipment	14	14
Amortization of intangible assets	8	10
Net other amortization (accretion)	—	(2)
Net decrease in trading securities	363	237
Net increase in derivatives	(12)	(3)
Stock-based compensation expense	13	18
Securities (gains) losses, net	1	—
Loans held for sale:
Purchases and originations	(1,047)	(558)
Gross proceeds from settlements and sales	592	372
Gain (loss) due to fair value adjustments and other	26	(1)
Other operating activities, net	14	(2)
Total adjustments	12	127
Net cash provided by operating activities	278	349
Investing Activities
Proceeds from maturities of securities available for sale	261	217
Purchases of securities available for sale	(262)	(245)
Proceeds from prepayments of securities held to maturity	13	13
Purchases of premises and equipment	(8)	(9)
Net (increase) decrease in loans and leases	(240)	333
Net decrease in interest-bearing deposits with banks	9	373
Other investing activities, net	3	11
Net cash (used in) provided by investing activities	(224)	693
Financing Activities
Common stock:
Stock options exercised	3	3
Cash dividends paid	(73)	(80)
Repurchase of shares	(235)	(365)
Preferred stock:
Series H preferred stock issuance	392	—
Cash dividends paid - preferred stock - noncontrolling interest	(4)	(4)
Cash dividends paid - preferred stock	(5)	(8)
Net decrease in deposits	(995)	(1,373)
Net increase in short-term borrowings	914	395
Proceeds from issuance of term borrowings	—	497
Decreases in secured term borrowings	(3)	(1)
Net cash used in financing activities	(6)	(936)
Net increase in cash and cash equivalents	48	106
Cash and cash equivalents at beginning of period	1,595	1,537
Cash and cash equivalents at end of period	$1,643	$1,643

Supplemental Disclosures
Total interest paid	$317	$372
Total taxes paid	6	4
Transfer from loans HFS to trading securities	273	227

See accompanying notes to consolidated financial statements.

9	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
Notes to the Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation and Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes necessary for complete financial statements in accordance with GAAP. In the opinion of management, the accompanying unaudited consolidated financial statements contain all significant adjustments, consisting of normal and recurring items, considered necessary for fair presentation. These interim financial statements should be read in conjunction with FHN's audited consolidated financial statements and notes in FHN's Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.
All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior years have been reclassified to conform to the current period presentation. See the Glossary included in this report for terms used herein.
Summary of Accounting Changes
The following table describes updates to accounting standards issued by the Financial Accounting Standards Board ("FASB") that have been adopted by FHN during the current year and the effects of adoption on FHN's financial statements.

ACCOUNTING STANDARDS ADOPTED SINCE JANUARY 1, 2026

Standard	Summary of Guidance	Effects on Financial Statements
ASU 2025-08 Purchased Loans Issued November 2025
•Amends the guidance in ASC 326 on the accounting for certain purchased loans.
•Requires entities to account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach) which eliminates the credit mark double-count that was previously recognized for all non-PCD loans. Purchased seasoned loans are defined as either: (1) non-PCD loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination.
•Introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance which facilitates pooling of purchased seasoned loans with originated loans for the determination of ACL post-acquisition.

•Effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years.
•Early adoption is permitted.
•Required to be applied prospectively to loans that are acquired on or after the initial application date.
•FHN early adopted ASU 2025-08 beginning January 1, 2026. Since ASU 2025-08 only affects prospective loan acquisitions, there was no effect of adoption on FHN's consolidated financial statements.

10	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES

ASU 2025-09 Hedge Accounting Improvements Issued November 2025
•Amends the guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities.
•Expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions for cash flow hedges and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of nonfinancial assets.
•Eliminates the requirement to apply the net written option test when certain compound derivatives are used in interest rate hedges.
•Simplifies the application of hedge accounting for entities hedging forecasted interest payments on choose-your-rate debt instruments and addresses application issues related to “dual hedges,” where a foreign-currency-denominated debt instrument is designated as a hedging instrument and a hedged item.

•Effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years.
•Early adoption is permitted.
•Required to be applied prospectively for all hedging relationships.
•Entities may elect to adopt the amendments in ASU 2025-09 for hedging relationships that exist as of the date of adoption.
•FHN early adopted ASU 2025-09 beginning January 1, 2026. There were no effects on FHN's existing accounting hedges as a result of adoption.

11	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following table summarizes FHN’s investment securities as of March 31, 2026 and December 31, 2025.

INVESTMENT SECURITIES
	March 31, 2026
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$3,852	$4	$(331)	$3,525
Government agency issued CMO	3,026	4	(238)	2,792
Other U.S. government agencies	1,603	3	(106)	1,500
States and municipalities	360	1	(32)	329
Total securities available for sale (a)	$8,841	$12	$(707)	$8,146

Securities held to maturity:
Government agency issued MBS	$749	$—	$(78)	$671
Government agency issued CMO	455	—	(70)	385
Total securities held to maturity (a)	$1,204	$—	$(148)	$1,056

	December 31, 2025
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$3,964	$9	$(332)	$3,641
Government agency issued CMO	3,092	6	(229)	2,869
Other U.S. government agencies	1,424	2	(109)	1,317
States and municipalities	361	2	(25)	338
Total securities available for sale (a)	$8,841	$19	$(695)	$8,165

Securities held to maturity:
Government agency issued MBS	$758	$—	$(76)	$682
Government agency issued CMO	458	—	(67)	391
Total securities held to maturity (a)	$1,216	$—	$(143)	$1,073

(a)Includes $7.3 billion and $7.2 billion of securities available for sale as of March 31, 2026 and December 31, 2025, respectively and $1.1 billion of securities held to maturity as of both March 31, 2026 and December 31, 2025 pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

12	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of March 31, 2026 is provided below.

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$16	$16
After 1 year through 5 years	—	—	139	127
After 5 years through 10 years	—	—	705	682
After 10 years	—	—	1,103	1,004
Subtotal	—	—	1,963	1,829
Government agency issued MBS and CMO (a)	1,204	1,056	6,878	6,317
Total	$1,204	$1,056	$8,841	$8,146

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three months ended March 31, 2026 and 2025.
The following table provides information on investments within the available-for-sale portfolio that had unrealized losses as of March 31, 2026 and December 31, 2025.
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of March 31, 2026
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$359	$(2)	$2,700	$(329)	$3,059	$(331)
Government agency issued CMO	556	(1)	1,623	(237)	2,179	(238)
Other U.S. government agencies	328	(1)	771	(105)	1,099	(106)
States and municipalities	61	(1)	211	(31)	272	(32)
Total	$1,304	$(5)	$5,305	$(702)	$6,609	$(707)

	As of December 31, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$190	$(1)	$2,791	$(331)	$2,981	$(332)
Government agency issued CMO	353	—	1,706	(229)	2,059	(229)
Other U.S. government agencies	281	(1)	796	(108)	1,077	(109)
States and municipalities	1	—	236	(25)	237	(25)
Total	$825	$(2)	$5,529	$(693)	$6,354	$(695)

13	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $26 million and $28 million as of March 31, 2026 and December 31, 2025, respectively. Consistent with FHN's review of the related securities, there were no credit-related write-downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write-downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three months ended March 31, 2026 and 2025.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both March 31, 2026 and December 31, 2025. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of March 31, 2026 and December 31, 2025. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $122 million and $119 million at March 31, 2026 and December 31, 2025, respectively. The year-to-date 2026 and 2025 gross amounts of upward and downward valuation adjustments were not significant.
For equity investments with readily determinable fair values, net unrealized losses of less than $1 million and $2 million were recognized in the three months ended March 31, 2026 and 2025, respectively.

14	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of March 31, 2026 and December 31, 2025, excluding accrued interest of $247 million and $257 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	March 31, 2026	December 31, 2025
Commercial:
Commercial and industrial (a)	$31,826	$31,202
Loans to mortgage companies	4,641	4,703
Total commercial, financial, and industrial	36,467	35,905
Commercial real estate	13,420	13,563
Consumer:
HELOC	2,163	2,164
Real estate installment loans	11,765	11,944
Total consumer real estate	13,928	14,108
Credit card and other (b)	562	580
Loans and leases	$64,377	$64,156
Allowance for loan and lease losses	(730)	(738)
Net loans and leases	$63,647	$63,418

(a)Includes equipment financing leases of $1.5 billion for both March 31, 2026 and December 31, 2025.
(b)Includes $157 million and $143 million of commercial credit card balances as of March 31, 2026 and December 31, 2025, respectively.

Restrictions
Loans and leases with carrying values of $45.6 billion and $45.1 billion were pledged as collateral for borrowings at March 31, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of March 31, 2026, FHN had loans to mortgage companies of $4.6 billion and loans to finance and insurance companies of $4.1 billion. As a result, 24% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

15	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of March 31, 2026 and December 31, 2025.

C&I PORTFOLIO
	March 31, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,284	$4,441	$4,788	$1,881	$2,536	$5,465	$4,614	$9,642	$239	$34,890
Special Mention (PD grade 13)	2	19	79	61	32	81	27	94	7	402
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	13	80	112	108	239	320	—	296	7	1,175
Total C&I loans	$1,299	$4,540	$4,979	$2,050	$2,807	$5,866	$4,641	$10,032	$253	$36,467

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$4,492	$5,124	$2,012	$2,706	$1,749	$3,997	$4,703	$9,448	$210	$34,441
Special Mention (PD grade 13)	7	55	42	78	30	61	—	123	6	402
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	52	86	92	207	152	182	—	283	8	1,062
Total C&I loans	$4,551	$5,265	$2,146	$2,991	$1,931	$4,240	$4,703	$9,854	$224	$35,905

(a) LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.

CRE PORTFOLIO
	March 31, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$429	$1,480	$975	$1,600	$2,189	$5,128	$305	$61	$12,167
Special Mention (PD grade 13)	—	—	—	68	92	85	3	—	248
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	—	4	13	49	407	500	32	—	1,005
Total CRE loans	$429	$1,484	$988	$1,717	$2,688	$5,713	$340	$61	$13,420

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,362	$1,011	$1,726	$2,314	$1,873	$3,457	$293	$93	$12,129
Special Mention (PD grade 13)	—	—	1	191	92	88	33	—	405
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	10	11	9	480	152	321	46	—	1,029
Total CRE loans	$1,372	$1,022	$1,736	$2,985	$2,117	$3,866	$372	$93	$13,563

16	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of March 31, 2026 and December 31, 2025. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following table classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	March 31, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$156	$928	$987	$1,398	$2,033	$3,916	$1,508	$69	$10,995
FICO score 720-739	20	97	80	88	112	267	154	12	830
FICO score 700-719	24	69	45	65	85	210	137	11	646
FICO score 660-699	13	84	56	93	113	248	141	22	770
FICO score 620-659	1	27	35	30	26	115	36	9	279
FICO score less than 620	5	29	30	44	47	189	41	23	408
Total consumer real estate loans	$219	$1,234	$1,233	$1,718	$2,416	$4,945	$2,017	$146	$13,928

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$920	$922	$1,330	$1,830	$1,430	$1,924	$1,551	$75	$9,982
FICO score 720-739	119	139	173	250	193	324	182	17	1,397
FICO score 700-719	94	90	125	202	159	250	134	14	1,068
FICO score 660-699	92	128	145	163	90	268	115	19	1,020
FICO score 620-659	9	11	10	16	18	102	22	5	193
FICO score less than 620	25	25	20	19	23	306	15	15	448
Total consumer real estate loans	$1,259	$1,315	$1,803	$2,480	$1,913	$3,174	$2,019	$145	$14,108

17	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of March 31, 2026 and December 31, 2025.

CREDIT CARD & OTHER PORTFOLIO
	March 31, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$3	$25	$8	$8	$3	$14	$199	$6	$266
FICO score 720-739	—	1	1	—	1	3	22	1	29
FICO score 700-719	—	3	1	1	—	2	25	1	33
FICO score 660-699	—	1	1	1	—	3	24	2	32
FICO score 620-659	—	1	1	—	—	1	14	1	18
FICO score less than 620	3	6	4	4	2	45	119	1	184
Total credit card and other loans	$6	$37	$16	$14	$6	$68	$403	$12	$562

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$25	$8	$8	$3	$2	$8	$197	$6	$257
FICO score 720-739	2	1	1	—	—	1	13	1	19
FICO score 700-719	2	1	—	1	—	—	12	1	17
FICO score 660-699	1	—	—	—	—	1	6	1	9
FICO score 620-659	1	1	—	—	—	—	7	1	10
FICO score less than 620	5	4	4	3	2	48	202	—	268
Total credit card and other loans	$36	$15	$13	$7	$4	$58	$437	$10	$580

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

18	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on March 31, 2026 and December 31, 2025.

ACCRUING & NON-ACCRUING LOANS AND LEASES
	March 31, 2026
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$31,577	$30	$1	$31,608	$91	$71	$56	$218	$31,826
Loans to mortgage companies	4,641	—	—	4,641	—	—	—	—	4,641
Total commercial, financial, and industrial	36,218	30	1	36,249	91	71	56	218	36,467
Commercial real estate:
CRE (b)	13,167	10	—	13,177	208	—	35	243	13,420
Consumer real estate:
HELOC (c)	2,112	12	1	2,125	20	6	12	38	2,163
Real estate installment loans (d)	11,624	35	—	11,659	40	22	44	106	11,765
Total consumer real estate	13,736	47	1	13,784	60	28	56	144	13,928
Credit card and other:
Credit card	234	3	1	238	—	—	—	—	238
Other	321	2	—	323	1	—	—	1	324
Total credit card and other	555	5	1	561	1	—	—	1	562
Total loans and leases	$63,676	$92	$3	$63,771	$360	$99	$147	$606	$64,377

	December 31, 2025
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,943	$34	$1	$30,978	$120	$35	$69	$224	$31,202
Loans to mortgage companies	4,703	—	—	4,703	—	—	—	—	4,703
Total commercial, financial, and industrial	35,646	34	1	35,681	120	35	69	224	35,905
Commercial real estate:
CRE (b)	13,321	3	—	13,324	218	11	10	239	13,563
Consumer real estate:
HELOC (c)	2,115	14	—	2,129	17	7	11	35	2,164
Real estate installment loans (d)	11,806	27	6	11,839	40	9	56	105	11,944
Total consumer real estate	13,921	41	6	13,968	57	16	67	140	14,108
Credit card and other:
Credit card	224	3	1	228	—	—	—	—	228
Other	349	2	—	351	—	—	1	1	352
Total credit card and other	573	5	1	579	—	—	1	1	580
Total loans and leases	$63,461	$83	$8	$63,552	$395	$62	$147	$604	$64,156

(a)    $196 million and $211 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
(b)    $242 million and $238 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
(c)    $4 million and $3 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
(d)    $8 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2026 and 2025.

Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of March 31, 2026 and December 31, 2025, FHN had commercial loans with amortized cost of approximately $383 million and $400 million, respectively, that were based on the value of underlying collateral. Collateral-

19	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
dependent C&I and CRE loans totaled $140 million and $243 million, respectively, at March 31, 2026. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three months ended March 31, 2026, FHN recognized charge-offs of $19 million on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $5 million and $44 million, respectively, as of March 31, 2026 and $5 million and $46 million, respectively, as of December 31, 2025. Charge-offs relating to collateral-dependent consumer loans were insignificant for the three months ended March 31, 2026 and March 31, 2025.
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
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made as of March 31, 2026 and March 31, 2025.

20	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
	Amortized Cost
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal Forgiven/Payment Deferred	Combination (a)	Total	% of Total Class

As of March 31, 2026
C&I	$—	$40	$—	$—	$40	0.11%
CRE	—	4	—	—	4	0.03
Consumer real estate	—	—	1	—	1	0.01
Total	$—	$44	$1	$—	$45	0.07%

As of March 31, 2025
C&I	$—	$78	$—	$—	$78	0.23%
CRE	—	29	—	—	29	0.21
Total	$—	$107	$—	$—	$107	0.17%

(a) Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty.

FINANCIAL EFFECT OF LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY (a)
				Combination
(Dollars in millions)	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)	Amount of Principal Forgiven/Payment Deferred	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)
As of March 31, 2026
C&I	—%	1.27	$—	—%	0
CRE	—	1.52	—	—	0
Consumer real estate	—	0.00	—	—	0

As of March 31, 2025
C&I	—%	1.00	$—	—%	0
CRE	—	1.60	—	—	0

(a) Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $2 million and $1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

21	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table depicts the performance of loans that have been modified in the last 12 months.

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	March 31, 2026

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$107	$1	$—	$32	$140
CRE	125	—	—	125	250
Consumer Real Estate	1	—	—	3	4
Total	$233	$1	$—	$160	$394

	March 31, 2025

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$133	$—	$—	$16	$149
CRE	178	—	—	69	247
Consumer Real Estate	2	—	—	1	3
Total	$313	$—	$—	$86	$399

22	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses are included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three months ended March 31, 2026 and 2025 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The decrease in the ACL balance as of March 31, 2026, as compared to December 31, 2025, was largely driven by improved grade migration and lower CRE and consumer loan balances. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple scenarios for its macroeconomic inputs, including a baseline scenario, an upside scenario, and a downside scenario from Moody’s. As of March 31, 2026, among other things, FHN's scenario selection process factored in inflation, employment, and real estate prices. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. Smaller weights were placed on the FHN-selected downside scenario and on the FHN-selected upside scenario.

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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three months ended March 31, 2026 and 2025.

23	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended March 31, 2026
Allowance for loan and lease losses:
Balance as of January 1, 2026	$335	$177	$206	$20	$738
Charge-offs	(36)	(4)	(1)	(4)	(45)
Recoveries	14	—	2	1	17
Provision for loan and lease losses	40	(17)	(6)	3	20
Balance as of March 31, 2026	$353	$156	$201	$20	$730

Reserve for remaining unfunded commitments:
Balance as of January 1, 2026	$81	$11	$9	$—	$101
Provision for remaining unfunded commitments	(1)	(4)	—	—	(5)
Balance as of March 31, 2026	80	7	9	—	96
Allowance for credit losses as of March 31, 2026	$433	$163	$210	$20	$826

	Three Months Ended March 31, 2025
Allowance for loan and lease losses:
Balance as of January 1, 2025	$345	$227	$221	$22	$815
Charge-offs	(34)	(3)	—	(4)	(41)
Recoveries	6	4	1	1	12
Provision for loan and lease losses	28	(3)	8	3	36
Balance as of March 31, 2025	$345	$225	$230	$22	$822

Reserve for remaining unfunded commitments:
Balance as of January 1, 2025	$57	$11	$11	$—	$79
Provision for remaining unfunded commitments	6	(2)	—	—	4
Balance as of March 31, 2025	63	9	11	—	83
Allowance for credit losses as of March 31, 2025	$408	$234	$241	$22	$905

The following table presents gross charge-offs by year of origination for the three months ended March 31, 2026 and 2025.

GROSS CHARGE-OFFS
	Three Months Ended March 31, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total
C&I	$—	$—	$8	$8	$3	$12	$5	$36
CRE	—	—	—	—	1	3	—	4
Consumer Real Estate	—	—	—	1	—	—	—	1
Credit Card and Other	2	—	—	—	—	—	2	4
Total	$2	$—	$8	$9	$4	$15	$7	$45

	Three Months Ended March 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
C&I	$—	$—	$—	$5	$16	$12	$1	$34
CRE	—	—	—	—	—	3	—	3
Consumer Real Estate	—	—	—	—	—	—	—	—
Credit Card and Other	2	—	—	—	—	—	2	4
Total	$2	$—	$—	$5	$16	$15	$3	$41

24	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
FHN records estimated losses related to prior mortgage loan sales within a repurchase and foreclosure accrual. FHN estimates losses based on prior origination levels, losses recognized upon repurchases, and the impact of current economic conditions on estimated loss content. Based on currently available information and experience to date, FHN evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and accrued for losses of $12 million as of both March 31, 2026 and December 31, 2025.
At March 31, 2026, FHN had approximately $26 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2026 and 2025, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the following table, which summarizes activity relating to residential mortgage loans held for sale for the three months ended March 31, 2026 and the year ended December 31, 2025.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	March 31, 2026	December 31, 2025
Balance at beginning of period	$147	$81
Originations and purchases	339	1,253
Sales, net of gains	(323)	(1,187)
Balance at end of period	$163	$147

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of March 31, 2026 and December 31, 2025.

MORTGAGE SERVICING RIGHTS
	March 31, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$25	$(8)	$17	$23	$(7)	$16

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of March 31, 2026 and December 31, 2025. Total mortgage servicing fees included in mortgage banking income were less than $1 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

25	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

GOODWILL
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2024	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2025	$1,217	$293	$1,510
Additions	—	—	—
March 31, 2026	$1,217	$293	$1,510

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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.

OTHER INTANGIBLE ASSETS
	March 31, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$354	$(271)	$83	$354	$(264)	$90
Client relationships	32	(21)	11	32	(20)	12
Other (a)	11	(8)	3	11	(8)	3
Total	$397	$(300)	$97	$397	$(292)	$105

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

26	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.

PREFERRED STOCK
(Dollars in millions)								March 31, 2026	December 31, 2025
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series C	7/2/2020	5/1/2026	6.600%	(b)	Quarterly	5,750	$58	$59	$59
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series H	3/12/2026	4/10/2031	6.750%		Quarterly	4,000	400	392	—
						12,750	$758	$741	$349

(a)Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b)On April 1, 2026, FHN provided notice of its intent to redeem all outstanding shares of its Series C Preferred Stock on May 1, 2026. The fixed dividend rate was set to convert to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%) on May 1, 2026. See Note 17 — Subsequent Events for more information.

On March 12, 2026, FHN issued $400 million of 6.75% Series H Non-Cumulative Perpetual Preferred Stock (the "Series H Preferred Stock"). The Series H Preferred Stock is redeemable at FHN's option, in whole or in part, on any dividend payment date on or after April 10, 2031. Earlier redemption is possible, at FHN's option, if certain regulatory capital events occur. The $392 million carrying value of the Series H Preferred Stock currently qualifies as Tier 1 capital.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock ("Class A Preferred Stock") with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On March 31, 2026 and December 31, 2025, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B ("Class B Preferred Shares"), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At March 31, 2026 and December 31, 2025, the Class B Preferred Shares qualified as Tier 2 capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

27	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following tables provide the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2026 and 2025.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2026	$(512)	$(42)	$(256)	$(810)
Net unrealized gains (losses)	(14)	(16)	—	(30)
Amounts reclassified from AOCI	—	6	2	8
Other comprehensive income (loss)	(14)	(10)	2	(22)
Balance as of March 31, 2026	$(526)	$(52)	$(254)	$(832)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Post-retirement Plans	Total
Balance as of January 1, 2025	$(782)	$(94)	$(252)	$(1,128)
Net unrealized gains (losses)	116	18	—	134
Amounts reclassified from AOCI	—	9	2	11
Other comprehensive income (loss)	116	27	2	145
Balance as of March 31, 2025	$(666)	$(67)	$(250)	$(983)

Reclassifications from AOCI, and related tax effects, were as follows.

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended March 31,
Details about AOCI	2026	2025	Affected line item in the statement where net income is presented
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$8	$12	Interest and fees on loans and leases
Tax expense (benefit)	(2)	(3)	Income tax expense
	6	9
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$3	$3	Other expense
Tax expense (benefit)	(1)	(1)	Income tax expense
	2	2
Total reclassification from AOCI	$8	$11

28	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows.

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended March 31,
(Dollars in millions, except per share data; shares in thousands)	2026	2025
Net income	$266	$222
Net income attributable to noncontrolling interest	4	4
Net income attributable to controlling interest	262	218
Preferred stock dividends	5	5
Net income available to common shareholders	$257	$213

Weighted average common shares outstanding—basic	480,307	517,116
Effect of dilutive restricted stock, performance equity awards and options	6,561	6,307
Weighted average common shares outstanding—diluted	486,868	523,423

Basic earnings per common share	$0.54	$0.41
Diluted earnings per common share	$0.53	$0.41

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met.

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended March 31,
(Shares in thousands)	2026	2025
Stock options excluded from the calculation of diluted EPS	—	—
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$—	$—
Other equity awards excluded from the calculation of diluted EPS	1,418	2,396

29	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At March 31, 2026, the aggregate amount of liabilities established for all such loss contingency matters was $1 million.
In each material litigation-related loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At March 31, 2026, FHN estimates that for all material litigation-related loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

30	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
Note 11—Retirement Plans
FHN sponsors a noncontributory, qualified defined benefit pension plan to associates hired or rehired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated Social Security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2025. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2026.
FHN also maintains non-qualified plans, including a supplemental retirement plan that covers certain associates whose benefits under the qualified pension plan have been limited by tax rules. These other non-qualified plans are unfunded, and contributions to these plans cover all benefits paid under the non-qualified plans. Payments made under the non-qualified plans were $5 million for 2025. FHN anticipates making benefit payments under the non-qualified plans of $5 million in 2026.
Service cost is included in personnel expense in the Consolidated Statements of Income. All other components of net periodic benefit cost are included in other expense.
For more information on FHN's pension plan and other postretirement benefit plans, see Note 17 - Retirement Plans and Other Employee Benefits in FHN's 2025 Annual Report on Form 10-K.
The components of net periodic benefit cost for the three months ended March 31, 2026 and 2025 were as follows.

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Components of net periodic benefit cost
Interest cost	$8	$8
Expected return on plan assets	(8)	(8)
Amortization of unrecognized:
Actuarial (gain) loss	3	3
Net periodic benefit cost	$3	$3

31	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

32	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
the impacts from all consolidated tax matters, which are not allocated, in addition to all other methodologies affecting pre-tax income among reported segments (e.g., FTP and cost allocations).
The following table presents financial information for each reportable business segment for the three months ended March 31, 2026 and 2025.

SEGMENT FINANCIAL INFORMATION
	Three Months Ended March 31, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$788	$137	$79	$1,004
Interest expense	231	25	81	337
Funds transfer pricing	93	(50)	(43)	—
Net interest income (expense)	650	62	(45)	667
Noninterest income	119	64	12	195
Total revenues	769	126	(33)	862
Noninterest expense	368	83	54	505
Pre-provision net revenue (b)	401	43	(87)	357
Provision for credit losses	8	9	(2)	15
Income (loss) before income taxes	393	34	(85)	342
Income tax expense (benefit)	94	8	(26)	76
Net income (loss)	$299	$26	$(59)	$266
Average assets	$58,996	$10,062	$13,987	$83,045
Depreciation and amortization	12	1	9	22
Expenditures for long-lived assets	6	—	2	8

	Three Months Ended March 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$814	$124	$76	$1,014
Interest expense	291	28	64	383
Funds transfer pricing	110	(46)	(64)	—
Net interest income (expense)	633	50	(52)	631
Noninterest income	110	59	12	181
Total revenues	743	109	(40)	812
Noninterest expense (a)	344	75	68	487
Pre-provision net revenue (b)	399	34	(108)	325
Provision for credit losses	38	3	(1)	40
Income (loss) before income taxes	361	31	(107)	285
Income tax expense (benefit)	86	8	(31)	63
Net income (loss)	$275	$23	$(76)	$222
Average assets	$58,717	$8,495	$13,753	$80,965
Depreciation and amortization	9	2	10	21
Expenditures for long-lived assets	5	1	3	9

(a)2025 includes an FDIC special assessment of $1 million and $5 million in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

33	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three months ended March 31, 2026 and 2025.

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended March 31, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$53	$—	$53
Deposit transactions and cash management	40	1	2	43
Brokerage, management fees and commissions	29	—	—	29
Card and digital banking fees	15	—	3	18
Other service charges and fees	16	—	—	16
Trust services and investment management	13	—	—	13
Mortgage banking income	—	9	—	9
Securities gains (losses), net (b)	—	—	(1)	(1)
Other income (c)	6	1	8	15
Total noninterest income	$119	$64	$12	$195

	Three Months Ended March 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$49	$—	$49
Deposit transactions and cash management	37	1	2	40
Brokerage, management fees and commissions	26	—	—	26
Card and digital banking fees	16	—	2	18
Other service charges and fees	12	—	—	12
Trust services and investment management	12	—	—	12
Mortgage banking income	—	8	—	8
Other income (c)	7	1	8	16
Total noninterest income	$110	$59	$12	$181

(a)2026 and 2025 include $11 million and $9 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

34	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following table presents a disaggregation of FHN's noninterest expense by reportable segment for the three months ended March 31, 2026 and 2025.

NONINTEREST EXPENSE DETAIL BY SEGMENT
	Three Months Ended March 31, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$142	$56	$91	$289
Computer software	8	2	28	38
Net occupancy expense	18	3	14	35
Operations services	4	6	15	25
Legal and professional fees	4	1	11	16
Deposit insurance expense	—	—	13	13
Equipment expense	3	—	8	11
Advertising and public relations	1	—	9	10
Amortization of intangible assets	8	—	—	8
Other expense	17	7	36	60
Cost allocations	163	8	(171)	—
Total noninterest expense	$368	$83	$54	$505

	Three Months Ended March 31, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$135	$51	$93	$279
Computer software	7	2	23	32
Net occupancy expense	21	2	12	35
Operations services	4	6	13	23
Legal and professional fees	3	1	10	14
Deposit insurance expense	—	—	13	13
Equipment expense	2	—	8	10
Advertising and public relations	1	—	9	10
Amortization of intangible assets	9	—	1	10
Other expense	19	7	35	61
Cost allocations	143	6	(149)	—
Total noninterest expense	$344	$75	$68	$487

35	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of March 31, 2026 and December 31, 2025.

CONSOLIDATED VIEs
(Dollars in millions)	March 31, 2026	December 31, 2025
Assets:
Other assets	$196	$202

Liabilities:
Other liabilities	$178	$176

Nonconsolidated Variable Interest Entities
Tax Credit Investments
Through designated wholly-owned subsidiaries, First Horizon Bank makes equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC. Through designated subsidiaries, First Horizon Bank periodically makes equity investments as a non-managing member in various LLCs that sponsor community development projects utilizing the NMTC. First Horizon Bank also makes equity investments as a limited partner or non-managing member in entities that receive historic tax credits. The purpose of these investments is to achieve a satisfactory return on capital and to support FHN’s community reinvestment initiatives. These entities are considered VIEs as First Horizon Bank's subsidiaries represent the holders of the equity investment at risk, but do not have the ability to direct the activities that most significantly affect the performance of the entities. FHN is therefore not the primary beneficiary of any of these entities. Accordingly, FHN does not consolidate these VIEs and accounts for these investments in other assets on the Consolidated Balance Sheets. FHN accounts for equity investments in LIHTC, NMTC and historic tax credit entities under the proportional amortization method.

36	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 for investments accounted for under the proportional amortization method. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Income tax expense (benefit):
Amortization of qualifying investments	$20	$17
Tax credits	(23)	(20)
Other tax benefits related to qualifying investments	(3)	(2)

Small Issuer Trust Preferred Holdings
First Horizon Bank holds variable interests in trusts which have issued mandatorily redeemable preferred capital securities (“trust preferreds”) for smaller banking and insurance enterprises. First Horizon Bank has no voting rights for the trusts’ activities. The trusts’ only assets are junior subordinated debentures of the issuing enterprises. The creditors of the trusts have no recourse to the assets of First Horizon Bank. Since First Horizon Bank is solely a holder of the trusts’ securities, it has no rights which would give it the power to direct the activities that most significantly impact the trusts’ economic performance and thus it is not considered the primary beneficiary of the trusts. First Horizon Bank has no contractual requirements to provide financial support to the trusts.
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

37	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.
SBA Interest-Only Strip Proprietary Securitizations
As part of its market making activities for government guaranteed loans, FHN often strips a portion of the interest from the guaranteed portion of an SBA loan and recognizes the resulting interest-only strip in trading assets. In response to investor preferences, FHN periodically executes proprietary securitization transactions that involve the pooling of interest-only strips to support securities issued by an associated trust. FHN has no contractual requirements to provide financial support to the trust. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact a trust’s economic performance. To the extent that a portion of the resultant securities are retained for a period of time after a securitization, FHN has a potentially significant variable interest in a securitization trust depending on the size of the retained holdings. Once a sufficient volume of securities have been sold to investors, FHN relinquishes unilateral control of the limited voting rights held by a trust’s security holders. After that point, since FHN does not retain servicing or other decision-making rights, FHN is not considered the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance.
The following tables summarize FHN’s nonconsolidated VIEs as of March 31, 2026 and December 31, 2025.

NONCONSOLIDATED VIEs AT MARCH 31, 2026
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$713	$230	(a)
Other tax credit investments (b)	91	74	Other assets
Small issuer trust preferred holdings (c)	166	—	Loans and leases
On-balance sheet trust preferred securitization	25	89	(d)
Holdings of agency mortgage-backed securities (c)	8,224	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	391	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $483 million of current investments and $230 million of accrued contractual funding commitments. Current investments are recognized in other assets. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $1 million classified as trading securities, which are offset by $89 million classified as term borrowings.
(e)Includes $702 million classified as trading securities, $1.2 billion classified as securities held to maturity, and $6.3 billion classified as securities available for sale.
(f)Maximum loss exposure represents $390 million of current receivables with $1 million in additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
(g)No exposure to loss due to nature of FHN's involvement.

38	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES

NONCONSOLIDATED VIEs AT DECEMBER 31, 2025
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$733	$260	(a)
Other tax credit investments (b)	92	74	Other assets
Small issuer trust preferred holdings (c)	166	—	Loans and leases
On-balance sheet trust preferred securitization	25	89	(d)
Holdings of agency mortgage-backed securities (c)	8,405	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	478	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $473 million of current investments and $260 million of accrued contractual funding commitments. Current investments are recognized in other assets. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $1 million classified as trading securities, which are offset by $89 million classified as term borrowings.
(e)Includes $678 million classified as trading securities, $1.2 billion classified as securities held to maturity, and $6.5 billion classified as securities available for sale.
(f)Maximum loss exposure represents $477 million of current receivables with $1 million in additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
(g)No exposure to loss due to nature of FHN's involvement.

39	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On March 31, 2026 and December 31, 2025, respectively, FHN had $283 million and $243 million of cash receivables and $16 million and $20 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

40	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $45 million and $36 million for the three months ended March 31, 2026 and 2025. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of March 31, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH TRADING
	March 31, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,201	$13	$108
Offsetting upstream interest rate contracts	4,335	74	13
Forwards and futures purchased	3,552	5	16
Forwards and futures sold	3,849	19	2

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,301	$22	$104
Offsetting upstream interest rate contracts	4,446	70	22
Forwards and futures purchased	1,937	7	—
Forwards and futures sold	2,210	—	8

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of March 31, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	March 31, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,096	$28	$190
Offsetting upstream interest rate contracts	8,396	189	28

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,851	$43	$185
Offsetting upstream interest rate contracts	8,151	184	43

41	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three months ended March 31, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended March 31,
	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(21)	$111
Offsetting upstream interest rate contracts (a)	21	(111)

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of March 31, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	March 31, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$5	$38
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$14
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three months ended March 31, 2026 and 2025.

42	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended March 31,
	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(14)	$36
Gain (loss) recognized in other comprehensive income (loss)	(16)	18
Gain (loss) reclassified from AOCI into interest income	6	9

(a)Approximately $17 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	March 31, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$128	$1	$—
Forward contracts written	262	3	—

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$82	$1	$—
Forward contracts written	135	—	—

43	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three months ended March 31, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended March 31,
	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$1	$(1)
Forward contracts written	(2)	1

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of March 31, 2026 and December 31, 2025, the derivative liabilities associated with the sales of Visa Class B shares were $18 million and $25 million, respectively. FHN recognized $25 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the year ended December 31, 2025. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of March 31, 2026 and December 31, 2025, these loans were valued at $17 million and $19 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of March 31, 2026 and December 31, 2025, the notional values of FHN’s risk participations were $323 million and $184 million of derivative assets and $1.1 billion and $1.0 billion of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at March 31, 2026 and December 31, 2025, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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

44	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $5 million of assets and $100 million of liabilities on March 31, 2026, and $10 million of assets and $92 million of liabilities on December 31, 2025. As of March 31, 2026 and December 31, 2025, FHN had received collateral of $61 million and $68 million and posted collateral of $58 million and $52 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $5 million of assets and $100 million of liabilities on March 31, 2026, and $11 million of assets and $92 million of liabilities on December 31, 2025. As of March 31, 2026 and December 31, 2025, FHN had received collateral of $61 million and $68 million and posted collateral of $58 million and $52 million, respectively, in the normal course of business related to these contracts.
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

45	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
March 31, 2026
Interest rate derivative contracts	$310	$—	$310	$(77)	$(226)	$7
Forward contracts	23	—	23	(8)	—	15
	$333	$—	$333	$(85)	$(226)	$22

December 31, 2025
Interest rate derivative contracts	$320	$—	$320	$(79)	$(209)	$32
Forward contracts	7	—	7	(4)	(1)	2
	$327	$—	$327	$(83)	$(210)	$34

(a)Included in other assets on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, $3 million and less than $1 million, respectively, of derivative assets have been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
March 31, 2026
Interest rate derivative contracts	$377	$—	$377	$(77)	$(103)	$197
Forward contracts	18	—	18	(8)	—	10
	$395	$—	$395	$(85)	$(103)	$207

December 31, 2025
Interest rate derivative contracts	$368	$—	$368	$(79)	$(94)	$195
Forward contracts	8	—	8	(4)	(4)	—
	$376	$—	$376	$(83)	$(98)	$195

(a)Included in other liabilities on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, $18 million and $26 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

46	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
Note 15—Master Netting and Similar Agreements – Repurchase, Reverse Repurchase, and Securities Borrowing Transactions
For repurchase, reverse repurchase, and securities borrowing transactions, FHN and each counterparty have the ability to offset all open positions and related collateral in the event of default. Due to the nature of these transactions, the value of the collateral for each transaction approximates the value of the corresponding receivable or payable. For repurchase agreements through FHN’s fixed income business (securities purchased under agreements to resell and securities sold under agreements to repurchase), transactions are collateralized by securities and/or government guaranteed loans which are delivered on the settlement date and are maintained throughout the term of the transaction. For FHN’s repurchase agreements through banking activities (securities sold under agreements to repurchase), securities are typically pledged at settlement and not released until maturity. For asset positions, the collateral is not included on FHN’s Consolidated Balance Sheets. For liability positions, securities collateral pledged by FHN is generally represented within FHN’s trading or available-for-sale securities portfolios.
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of March 31, 2026 and December 31, 2025.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
March 31, 2026	$746	$—	$746	$(18)	$(724)	$4
December 31, 2025	613	—	613	(5)	(604)	4

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of March 31, 2026 and December 31, 2025.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
March 31, 2026	$1,400	$—	$1,400	$(18)	$(1,382)	$—
December 31, 2025	1,973	—	1,973	(5)	(1,968)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

47	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of March 31, 2026 and December 31, 2025.

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	March 31, 2026
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$18	$—	$18
Government agency issued MBS	972	—	972
Government agency issued CMO	410	—	410
Total securities sold under agreements to repurchase	$1,400	$—	$1,400

	December 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$5	$—	$5
Government agency issued MBS	1,558	—	1,558
Government agency issued CMO	386	—	386
Other U.S. government agencies	24	—	24
Total securities sold under agreements to repurchase	$1,973	$—	$1,973

48	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

49	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	March 31, 2026
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$7	$—	$7
Government agency issued MBS	—	296	—	296
Government agency issued CMO	—	406	—	406
Other U.S. government agencies	—	317	—	317
States and municipalities	—	35	—	35
Corporate and other debt	—	710	—	710
Equity, mutual funds, and other	—	6	—	6
SBA interest-only strips	—	—	35	35
Total trading securities	—	1,777	35	1,812
Loans held for sale (elected fair value)	—	153	14	167
Securities available for sale:
Government agency issued MBS	—	3,525	—	3,525
Government agency issued CMO	—	2,792	—	2,792
Other U.S. government agencies	—	1,500	—	1,500
States and municipalities	—	329	—	329
Total securities available for sale	—	8,146	—	8,146
Other assets:
Deferred compensation mutual funds	106	—	—	106
Equity, mutual funds, and other	17	—	—	17
Derivatives, forwards and futures	26	—	—	26
Derivatives, interest rate contracts	—	310	—	310
Total other assets	149	310	—	459
Total assets	$149	$10,386	$49	$10,584
Trading liabilities:
U.S. treasuries	$—	$580	$—	$580
Corporate and other debt	—	85	—	85
Equity, mutual funds, and other	—	1	—	1
Total trading liabilities	—	666	—	666
Other liabilities:
Derivatives, forwards and futures	19	—	—	19
Derivatives, interest rate contracts	—	377	—	377
Derivatives, other	—	—	18	18
Total other liabilities	19	377	18	414
Total liabilities	$19	$1,043	$18	$1,080

50	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$8	$—	$8
Government agency issued MBS	—	352	—	352
Government agency issued CMO	—	326	—	326
Other U.S. government agencies	—	157	—	157
States and municipalities	—	86	—	86
Corporate and other debt	—	930	—	930
SBA interest-only strips	—	—	45	45
Total trading securities	—	1,859	45	1,904
Loans held for sale (elected fair value)	—	137	14	151
Securities available for sale:
Government agency issued MBS	—	3,641	—	3,641
Government agency issued CMO	—	2,869	—	2,869
Other U.S. government agencies	—	1,317	—	1,317
States and municipalities	—	338	—	338
Total securities available for sale	—	8,165	—	8,165
Other assets:
Deferred compensation mutual funds	110	—	—	110
Equity, mutual funds, and other	37	—	—	37
Derivatives, forwards and futures	7	—	—	7
Derivatives, interest rate contracts	—	320	—	320
Total other assets	154	320	—	474
Total assets	$154	$10,481	$59	$10,694
Trading liabilities:
U.S. treasuries	$—	$492	$—	$492
Corporate and other debt	—	115	—	115
Total trading liabilities	—	607	—	607
Other liabilities:
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	368	—	368
Derivatives, other	—	—	25	25
Total other liabilities	9	368	25	402
Total liabilities	$9	$975	$25	$1,009

51	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2026 and 2025 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Three Months Ended March 31, 2026
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2026	$45		$14		$(25)
Total net gains (losses) included in net income	(2)		—		—
Settlements	—		—		7
Net transfers into (out of) Level 3	(8)	(b)	—		—
Balance on March 31, 2026	$35		$14		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

	Three Months Ended March 31, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2025	$23		$16		$(15)
Total net gains (losses) included in net income	(2)		—		(5)
Sales	(3)		(4)		—
Settlements	—		—		2
Net transfers into (out of) Level 3	4	(b)	1		—
Balance on March 31, 2025	$22		$13		$(18)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(5)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into (out of) Level 3 SBA interest-only strips reflect transfers from (to) SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.
There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of March 31, 2026 and 2025.

52	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at March 31, 2026
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$373	$—	$373
Loans and leases (a)	—	—	363	363
OREO (b)	—	—	2	2

	Carrying value at December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$233	$—	$233
Loans and leases (a)	—	—	370	370
OREO (b)	—	—	3	3

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
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three months ended March 31, 2026 and 2025.

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended March 31,
(Dollars in millions)	2026	2025
Loans held for sale—SBAs and USDA	$(1)	$(1)
Loans and leases (a)	(19)	(23)
	$(20)	$(24)

(a)Write-downs on these loans are recognized as part of provision for credit losses.

53	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three months ended March 31, 2026 and 2025.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of March 31, 2026 and December 31, 2025.

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at March 31, 2026	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$35	Discounted cash flow	Constant prepayment rate	16% - 24%	16%
			Bond equivalent yield	3% - 12%	12%
Loans held for sale - residential real estate	$14	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	62% - 65%	64%
			Loss severity trends - First mortgage	0.0% - 1.5% of UPB	0.5%
Derivative liabilities, other	$18	Discounted cash flow	Visa covered litigation resolution amount	$3.6 billion - $4.2 billion	$4.0 billion
			Probability of resolution scenarios	20% - 30%	25%
			Time until resolution	12 - 42 months	32 months
Loans and leases (a)	$363	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$2	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

54	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$45	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	4% - 14%	14%
Loans held for sale - residential real estate	$14	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 65%	64%
			Loss severity trends - First mortgage	0.0% - 1.3% of UPB	0.5%
Derivative liabilities, other	$25	Discounted cash flow	Visa covered litigation resolution amount	$3.7 billion - $4.5 billion	$4.2 billion
			Probability of resolution scenarios	10% - 25%	20%
			Time until resolution	18 - 48 months	35 months
Loans and leases (a)	$370	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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

55	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	March 31, 2026
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$167	$170	$(3)
Nonaccrual loans	7	10	(3)

	December 31, 2025
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$151	$154	$(3)
Nonaccrual loans	9	12	(3)

Changes in the fair value of residential real estate loans held for sale are included in mortgage banking income within noninterest income in the Consolidated Statements of Income. The following table presents the amounts recognized for the three months ended March 31, 2026 and 2025.

56	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$(2)	$2

For the three months ended March 31, 2026 and 2025, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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
Trading securities - SBA interest-only strips
Interest-only strips are normally valued at fair value based on an income approach using an internal valuation model. The internal valuation model includes assumptions regarding projections of future cash flows, prepayment rates, default rates and interest-only strip terms. These securities bear the risk of loan prepayment or default that may result in FHN not recovering all or a portion of its recorded investment. When appropriate, valuations are adjusted for various factors including default or prepayment status of the underlying SBA loans. Because of the inherent uncertainty of valuation, those estimated values may be higher or lower than the values that would have been used had a ready market for the securities existed and may change in the near term. The valuation of securities supported by pools of SBA interest-only strips also incorporates consideration of recent transaction pricing.
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

57	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

58	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of March 31, 2026 and December 31, 2025 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

59	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	March 31, 2026
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$36,114	$—	$—	$35,861	$35,861
Commercial real estate	13,264	—	—	13,211	13,211
Consumer:
Consumer real estate	13,727	—	—	13,518	13,518
Credit card and other	542	—	—	543	543
Total loans and leases, net of allowance for loan and lease losses	63,647	—	—	63,133	63,133
Short-term financial assets:
Interest-bearing deposits with banks	1,116	1,116	—	—	1,116
Federal funds sold	8	—	8	—	8
Securities purchased under agreements to resell	746	—	746	—	746
Total short-term financial assets	1,870	1,116	754	—	1,870
Trading securities (a)	1,812	—	1,777	35	1,812
Loans held for sale:
Mortgage loans (elected fair value)	167	—	153	14	167
USDA & SBA loans - LOCOM	373	—	374	—	374
Mortgage loans - LOCOM	22	—	—	22	22
Total loans held for sale	562	—	527	36	563
Securities available for sale (a)	8,146	—	8,146	—	8,146
Securities held to maturity	1,204	—	1,056	—	1,056
Derivative assets (a)	336	26	310	—	336
Other assets:
Tax credit investments	803	—	—	739	739
Deferred compensation mutual funds	106	106	—	—	106
Equity, mutual funds, and other (b)	330	17	—	313	330
Total other assets	1,239	123	—	1,052	1,175
Total assets	$78,816	$1,265	$12,570	$64,256	$78,091
Liabilities:
Defined maturity deposits	$7,125	$—	$7,101	$—	$7,101
Trading liabilities (a)	666	—	666	—	666
Short-term financial liabilities:
Federal funds purchased	793	—	793	—	793
Securities sold under agreements to repurchase	1,400	—	1,400	—	1,400
Other short-term borrowings	1,975	—	1,975	—	1,975
Total short-term financial liabilities	4,168	—	4,168	—	4,168
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—New Market Tax Credit investments	74	—	—	72	72
Secured borrowings	9	—	—	9	9
Junior subordinated debentures	153	—	—	150	150
Other long-term borrowings	1,035	—	1,040	—	1,040
Total term borrowings	1,318	—	1,040	278	1,318
Derivative liabilities (a)	414	19	377	18	414
Total liabilities	$13,691	$19	$13,352	$296	$13,667

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $110 million and FRB stock of $203 million.

60	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2025
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$35,570	$—	$—	$35,401	$35,401
Commercial real estate	13,386	—	—	13,289	13,289
Consumer:
Consumer real estate	13,902	—	—	13,707	13,707
Credit card and other	560	—	—	558	558
Total loans and leases, net of allowance for loan and lease losses	63,418	—	—	62,955	62,955
Short-term financial assets:
Interest-bearing deposits with banks	1,125	1,125	—	—	1,125
Federal funds sold	21	—	21	—	21
Securities purchased under agreements to resell	613	—	613	—	613
Total short-term financial assets	1,759	1,125	634	—	1,759
Trading securities (a)	1,904	—	1,859	45	1,904
Loans held for sale:
Mortgage loans (elected fair value)	151	—	137	14	151
USDA & SBA loans - LOCOM	233	—	233	—	233
Mortgage loans - LOCOM	22	—	—	22	22
Total loans held for sale	406	—	370	36	406
Securities available for sale (a)	8,165	—	8,165	—	8,165
Securities held to maturity	1,216	—	1,073	—	1,073
Derivative assets (a)	327	7	320	—	327
Other assets:
Tax credit investments	824	—	—	758	758
Deferred compensation mutual funds	110	110	—	—	110
Equity, mutual funds, and other (b)	281	37	—	244	281
Total other assets	1,215	147	—	1,002	1,149
Total assets	$78,410	$1,279	$12,421	$64,038	$77,738
Liabilities:
Defined maturity deposits	$6,485	$—	$6,466	$—	$6,466
Trading liabilities (a)	607	—	607	—	607
Short-term financial liabilities:
Federal funds purchased	1,039	—	1,039	—	1,039
Securities sold under agreements to repurchase	1,973	—	1,973	—	1,973
Other short-term borrowings	242	—	242	—	242
Total short-term financial liabilities	3,254	—	3,254	—	3,254
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—New Market Tax Credit investments	74	—	—	73	73
Secured borrowings	12	—	—	12	12
Junior subordinated debentures	153	—	—	150	150
Other long-term borrowings	1,035	—	1,058	—	1,058
Total term borrowings	1,321	—	1,058	282	1,340
Derivative liabilities (a)	402	9	368	25	402
Total liabilities	$12,069	$9	$11,753	$307	$12,069

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $41 million and FRB stock of $203 million.

61	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of March 31, 2026 and December 31, 2025.

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unfunded Commitments:
Loan commitments	$22,063	$21,676	$1	$1
Standby and other commitments	783	804	9	10

62	1Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 17—SUBSEQUENT EVENTS
Note 17—Subsequent Events
Preferred Stock Redemption
On May 1, 2026 (the "Redemption Date"), FHN redeemed all outstanding shares of its 6.600% Fixed-to-Floating Non-Cumulative Perpetual Preferred Stock, Series C (the "Series C Preferred Stock"), and all related outstanding depositary shares, each representing a 1/400th interest in a share of the Series C Preferred Stock ("the Series C Depositary Shares"). After the redemptions, no shares of Series C Preferred Stock, and no Series C Depositary Shares, remain outstanding.
The redemption price was $25.00 per Series C Depositary Share, corresponding to $10,000 per share of Series C Preferred Stock. Accrued dividends were not included in either redemption price because the Redemption Date was also a dividend payment date. The regular Series C quarterly dividend, which was declared in January, was paid separately in the customary manner on May 1, 2026 to shareholders of record at the close of business on April 16, 2026.

63	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

64	1Q26 FORM 10-Q REPORT

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
At March 31, 2026, FHN had over 450 business locations in 23 states, including over 400 banking centers in 12 states, and employed approximately 7,400 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2025 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
On March 12, 2026, FHN issued 4,000 shares of Series H Preferred Stock with an aggregate liquidation preference of $400 million. Dividends on the Series H Preferred Stock, if declared, accrue and are payable quarterly, in arrears, at a rate of 6.75% per annum. For the issuance, FHN issued depositary shares, each of which represents a fractional ownership interest in a share of FHN's preferred stock. The Series H Preferred Stock qualifies as Tier 1 capital. For more information, see Note 7 — Preferred Stock in the
Consolidated Financial Statements in Part I, Item 1 of this report.
On May 1, 2026, FHN redeemed all outstanding shares of its Series C Preferred Stock with a carrying value of $59 million. Prior to the redemption, the Series C Preferred Stock qualified as Tier 1 capital. For more information, see Note 17 — Subsequent Events in the Consolidated Financial Statements in Part I, Item 1 of this report.
Financial Performance Summary
Table I.2.1
SELECTED FINANCIAL DATA

	As of or for the three months ended
(Dollars in millions, except per share data)	March 31, 2026	March 31, 2025
Pre-provision net revenue (a)	$357	$325
Diluted earnings per common share	$0.53	$0.41
Return on average assets (b)	1.30%	1.11%
Return on average common equity (c)	12.26%	10.30%
Return on average tangible common equity (a) (d)	15.12%	12.81%
Net interest margin (e)	3.52%	3.42%
Noninterest income to total revenue (f)	22.63%	22.29%
Efficiency ratio (g)	58.54%	60.06%
Allowance for loan and lease losses to total loans and leases	1.13%	1.32%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.18%	0.19%
Total period-end equity to period-end assets	11.25%	11.10%
Tangible common equity to tangible assets (a)	8.27%	8.37%
Cash dividends declared per common share	$0.17	$0.15
Book value per common share	$17.72	$16.40
Tangible book value per common share (a)	$14.34	$13.17
Common Equity Tier 1	10.53%	10.93%
Market capitalization	$10,827	$9,852

(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.25.

65	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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

First Quarter 2026 Financial Performance Review
FHN reported first quarter 2026 net income available to common shareholders of $257 million, or $0.53 per diluted share, compared to $213 million, or $0.41 per diluted share, in first quarter 2025.
Net interest income increased $36 million compared to first quarter 2025, largely driven by lower interest-bearing deposit costs, partially offset by lower loan yields.
Provision for credit losses was $15 million for first quarter 2026 compared to $40 million for first quarter 2025. Net charge-offs were $28 million, or 18 basis points, compared to $29 million, or 19 basis points, in first quarter 2025.
Noninterest income of $195 million for first quarter 2026 increased $14 million compared to first quarter 2025, largely driven by higher fixed income revenues of $4 million and higher other service charges and fees of $4 million, along with increases of $3 million in brokerage, management fees and commissions and $3 million in deposit transactions and cash management fees.
Compared with first quarter 2025, noninterest expense of $505 million increased $18 million, largely driven by a $10 million increase in personnel expenses, tied to higher salaries and benefits expense from increased associate headcount, along with higher incentive-based compensation which was offset by lower equity based compensation. Additionally, computer software expense increased $6 million compared to first quarter 2025.

Period-end loans and leases of $64.4 billion increased $221 million from December 31, 2025. Commercial loans increased $419 million, driven by an increase of $562 million in the C&I portfolio, partially offset by a $143 million decline in the CRE portfolio. Consumer loans contracted by $198 million for the year-to-date period.
Period-end deposits were $66.5 billion compared to $67.5 billion as of December 31, 2025, as interest-bearing deposits decreased $1.1 billion and noninterest-bearing deposits increased $87 million.
The Common Equity Tier 1 ratio decreased 10 basis points to 10.53% at March 31, 2026 compared to 10.63% at December 31, 2025, as capital was deployed into loan growth and share repurchases. The Tier 1 risk-based capital and total risk-based capital ratios increased to 11.94% and 13.74% at March 31, 2026, respectively, compared to 11.51% and 13.35% at December 31, 2025, respectively, driven by the $400 million Series H Preferred Stock issuance in March 2026.
The following portions of this MD&A focus in more detail on the results of operations for the three months ended March 31, 2026 and March 31, 2025, and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital, and other matters.

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

66	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2
The following table presents the major components of net interest income and net interest margin.

QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
	March 31, 2026			March 31, 2025
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$48,625	$706	5.89%	$46,951	$715	6.18%
Consumer loans	14,567	182	4.99	14,694	182	4.96
Total loans and leases	63,192	888	5.68	61,645	897	5.89
Loans held for sale	479	7	6.26	519	9	7.09
Investment securities	9,454	71	3.02	9,209	70	3.02
Trading securities	1,796	23	5.25	1,442	20	5.57
Federal funds sold	7	—	4.09	7	—	4.91
Securities purchased under agreements to resell	749	7	3.54	706	7	4.24
Interest-bearing deposits with banks	1,233	11	3.69	1,265	14	4.44
Total earning assets / Total interest income	$76,910	$1,007	5.29%	$74,793	$1,017	5.50%
Cash and due from banks	936			886
Goodwill and other intangible assets, net	1,611			1,648
Premises and equipment, net	543			570
Allowance for loan and lease losses	(750)			(827)
Other assets	3,795			3,895
Total assets	$83,045			$80,965

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$26,148	$138	2.14%	$26,544	$175	2.67%
Other interest-bearing deposits	17,679	89	2.04	16,096	92	2.31
Time deposits	6,755	57	3.39	6,329	62	4.00
Total interest-bearing deposits	50,582	284	2.28	48,969	329	2.72
Federal funds purchased	1,043	10	3.70	565	6	4.47
Securities sold under agreements to repurchase	1,606	10	2.52	1,914	15	3.18
Trading liabilities	729	7	3.81	693	7	4.29
Other short-term borrowings	894	8	3.78	681	8	4.40
Term borrowings	1,319	18	5.65	1,332	18	5.41
Total interest-bearing liabilities / Total interest expense	$56,173	$337	2.43%	$54,154	$383	2.87%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,628			15,535
Other liabilities	1,999			2,165
Total liabilities	73,800			71,854

Shareholders' equity	8,950			8,816
Noncontrolling interest	295			295
Total shareholders' equity	9,245			9,111
Total liabilities and shareholders' equity	$83,045			$80,965

Net earning assets / Net interest income (TE) / Net interest spread	$20,737	$670	2.86%	$20,639	$634	2.63%
Taxable equivalent adjustment		(3)	0.66		(3)	0.79
Net interest income / Net interest margin (a)		$667	3.52%		$631	3.42%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

67	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Net interest income increased $36 million from first quarter 2025 and net interest margin increased 10 basis points to 3.52% in first quarter 2026. Net interest income and net interest margin primarily benefited from lower interest-bearing deposit costs, which decreased 44 basis points from first quarter 2025. This benefit was partially offset by the impact of lower yields on earning assets, which decreased 21 basis points compared to the same period of 2025.
Average earning assets increased $2.1 billion from first quarter 2025, driven by increases of $1.5 billion in average loans and leases, $354 million in trading securities, and $245 million in investment securities. Average interest-bearing liabilities increased $2.0 billion, driven by increases of $1.6 billion in average interest-bearing deposits, $478 million in federal funds purchased, and $213 million in other short-term borrowings. These increases were partially offset by a decrease of $308 million in average securities sold under agreements to repurchase.
Noninterest Income
The following table presents the significant components of noninterest income for the three months ended March 31, 2026 and 2025.
Table I.2.3
NONINTEREST INCOME

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025	$ Change	% Change
Noninterest income:
Fixed income	$53	$49	$4	8%
Deposit transactions and cash management	43	40	3	8
Brokerage, management fees and commissions	29	26	3	12
Card and digital banking fees	18	18	—	—
Other service charges and fees	16	12	4	33
Trust services and investment management	13	12	1	8
Mortgage banking income	9	8	1	13
Securities gains (losses), net	(1)	—	(1)	(100)
Other income	15	16	(1)	(6)
Total noninterest income	$195	$181	$14	8%

Noninterest income for first quarter 2026 increased $14 million, or 8%, compared to first quarter 2025.
Fixed income of $53 million increased $4 million compared to first quarter 2025. Fixed income product revenue increased $9 million as average daily revenue of $742 thousand increased $157 thousand compared to the same quarter of 2025, reflecting more favorable market conditions. Revenue from other products decreased $5 million, largely attributable to decreases in revenues from loan sales.

Deposit transactions and cash management revenues increased $3 million, largely driven by higher cash management fees.
Brokerage, management fees and commissions increased $3 million, or 12%, largely reflecting improvements related to the outsourcing of FHN's retail brokerage and wealth management operations in third quarter 2025.
Other service charges and fees increased $4 million, largely driven by elevated income related to the equipment finance lease business.

68	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for the three months ended March 31, 2026 and 2025.

Table I.2.4
NONINTEREST EXPENSE

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 31, 2025	$ Change	% Change
Noninterest expense:
Personnel expense	$289	$279	$10	4%
Computer software	38	32	6	19
Net occupancy expense	35	35	—	—
Operations services	25	23	2	9
Legal and professional fees	16	14	2	14
Deposit insurance expense	13	13	—	—
Equipment expense	11	10	1	10
Advertising and public relations	10	10	—	—
Amortization of intangible assets	8	10	(2)	(20)
Other expense	60	61	(1)	(2)
Total noninterest expense	$505	$487	$18	4%

Noninterest expense of $505 million increased $18 million, or 4%, compared to first quarter 2025.
Personnel expense increased $10 million in first quarter 2026, largely reflecting a $10 million increase in salaries and benefits expense tied to higher associate headcount compared to first quarter 2025. Incentives and commissions expense declined $1 million as higher incentives expense was more than offset by lower equity based compensation.
Computer software expense increased $6 million, largely attributable to the timing of technology-related expenditures.

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
Provision for credit losses was $15 million for the first quarter 2026, compared to $40 million for first quarter 2025. Net charge-offs in first quarter 2026 were $28 million, or 18 basis points, compared to $29 million, or 19 basis points, in first quarter 2025.

The ACL to total loans and leases ratio decreased 3 basis points to 1.28% as of March 31, 2026 from 1.31% as of December 31, 2025, largely driven by improved grade migration and lower CRE and consumer loan balances. For additional information about the allowance for credit losses and general asset quality trends, refer to the Asset Quality section in this MD&A.

69	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Income Taxes
FHN recorded income tax expense of $76 million in first quarter 2026, compared to $63 million in first quarter 2025.
The effective tax rate was approximately 22.2% and 22.0% for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
A deferred tax asset ("DTA") or deferred tax liability ("DTL") is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of March 31, 2026, FHN’s gross DTA after valuation allowance and gross DTL were $642 million and $567 million, respectively, resulting in a net DTA of $75 million at March 31, 2026, compared with a net DTA of $92 million at December 31, 2025.
As of March 31, 2026, FHN had DTA balances related to federal and state income tax carryforwards of $21 million and $3 million, respectively, which will expire at various dates.
Based on current analysis, FHN believes that its ability to realize the net DTA is more likely than not. FHN monitors its net DTA and the need for a valuation allowance on a quarterly basis. A significant adverse change in FHN’s taxable earnings outlook could result in the need for a valuation allowance.
Business Segment Results
FHN's reportable segments include Commercial, Consumer & Wealth; Wholesale; and Corporate. See Note 12 - Business Segment Information to the Consolidated Financial Statements in Part I, Item 1 of this report for additional disclosures related to FHN's segments.
Commercial, Consumer & Wealth
Pre-tax income for first quarter 2026 increased $32 million to $393 million, compared to $361 million for first quarter 2025, driven by a $26 million increase in total revenue and a $30 million decrease in the provision for credit losses, partly offset by a $24 million increase in noninterest expense. Total revenue increased $26 million as net interest income increased $17 million and noninterest income increased $9 million compared to first quarter 2025. The increase in net interest income was largely driven by lower rates paid on interest-bearing deposits. The increase in noninterest income was largely driven by higher deposit transactions and cash management fees, brokerage, management fees and commissions, and other service charges and fees. Noninterest expense increased $24 million compared to first quarter 2025, largely due to increased advertising and public relations and technology expenses allocated to the segment in the current year, as well as higher personnel expense tied to increased incentive-based compensation and increased salary expense reflecting higher associate headcount.
Wholesale
Pre-tax income in the Wholesale segment increased $3 million compared to first quarter 2025. Revenue increased $17 million, as net interest income increased $12 million and noninterest income increased $5 million compared to first quarter 2025. The increase in noninterest income was largely driven by a $4 million increase in fixed income, reflecting higher ADR tied to more favorable market conditions during first quarter 2026, partially offset by lower other product revenue. Provision for credit losses increased $6 million compared to first quarter 2025. Noninterest expense increased $8 million, largely driven by higher personnel expense tied to an increase in incentive-based compensation.
Corporate
Pre-tax loss for the Corporate segment was $85 million for first quarter 2026 compared to $107 million for first quarter 2025, largely reflecting a $7 million decrease in net interest expense, a $14 million decrease in noninterest expense, and a $1 million decrease in the provision for credit losses. The decrease in noninterest expense was largely attributable to increased advertising and public relations and technology expense allocations from Corporate to the Commercial, Consumer & Wealth segment, partially offset by higher computer software and operations services expense. Results for 2026 also reflect decreases of $5 million in Visa derivative valuation expense and $1 million in FDIC special assessment expense.

70	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition

Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases

Period-end loans and leases of $64.4 billion as of March 31, 2026 increased $221 million compared to December 31, 2025. Commercial loans and leases increased $419 million, driven by growth in C&I loans, partially offset by a decrease in CRE loans. Consumer loans decreased $198 million, primarily from a decline in consumer real estate loans.
The following table provides details regarding FHN's loans and leases as of March 31, 2026 and December 31, 2025.

Table I.2.5
LOANS & LEASES

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$36,467	57%	$35,905	56%	2%
Commercial real estate	13,420	21	13,563	21	(1)
Total commercial	49,887	78	49,468	77	1
Consumer:
Consumer real estate	13,928	21	14,108	22	(1)
Credit card and other	562	1	580	1	(3)
Total consumer	14,490	22	14,688	23	(1)
Total loans and leases	$64,377	100%	$64,156	100%	—%

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
On March 31, 2026 and December 31, 2025, loans HFS were $562 million and $406 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $2 million and $1 million as of March 31, 2026 and December 31, 2025, respectively.

71	1Q26 FORM 10-Q REPORT

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
FHN had a concentration of residential real estate loans of 21% and 22% of total loans as of March 31, 2026 and December 31, 2025, respectively. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2025 in the Asset Quality section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of March 31, 2026 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2025.
Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 57% and 56% of the total portfolio as of March 31, 2026 and December 31, 2025, respectively. The C&I portfolio is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
Total C&I loans and leases increased $562 million to $36.5 billion as of March 31, 2026, compared to December 31, 2025. Loans to mortgage companies declined $62 million and other C&I loans grew $624 million.
The largest geographical concentrations of C&I balances as of March 31, 2026 were in Tennessee (19%), Florida (12%), Texas (10%), California (7%), North Carolina (6%), and Louisiana (6%), with no other state represented more than 5% of the portfolio. This mix was generally consistent with December 31, 2025.
The following table provides the composition of the C&I portfolio by industry as of March 31, 2026 and December 31, 2025. For purposes of this disclosure, industries are determined based on the North American Industry Classification System ("NAICS") industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.6
C&I PORTFOLIO BY INDUSTRY

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,641	13%	$4,703	13%
Finance and insurance	4,100	11	4,117	12
Real estate and rental and leasing (a)	4,093	11	3,965	11
Wholesale trade	2,668	7	2,645	7
Health care and social assistance	2,529	7	2,564	7
Manufacturing	2,414	7	2,305	6
Accommodation and food service	2,385	7	2,322	7
Retail trade	1,857	5	1,802	5
Transportation and warehousing	1,772	5	1,740	5
Other (construction, professional, energy, etc.) (b)	10,008	27	9,742	27
Total C&I loan portfolio	$36,467	100%	$35,905	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5%.

72	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 24% and 25% of FHN’s C&I loan portfolio as of March 31, 2026 and December 31, 2025, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 11% of FHN's C&I portfolio as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 13% of the C&I portfolio as of both March 31, 2026 and December 31, 2025. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the sale of those mortgage loans by FHN's borrower to third-party investors. The high quality of the collateral and prudent risk management practices have resulted in low credit losses historically, including a net charge-off rate of 0% as of both March 31, 2026 and December 31, 2025. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In first quarter 2026, approximately 58% of the loan originations were home purchases and 42% were refinance transactions.
Finance and Insurance
The finance and insurance component represented 11% and 12% of the C&I portfolio as of March 31, 2026 and
December 31, 2025, respectively, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of March 31, 2026, asset-based lending to consumer finance companies represents approximately $1.5 billion of the finance and insurance component.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 11% of FHN's C&I portfolio as of both March 31, 2026 and December 31, 2025. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Commercial Real Estate
The CRE portfolio decreased to $13.4 billion as of March 31, 2026 compared to $13.6 billion as of December 31, 2025, largely attributable to paydowns as stabilized projects moved to permanent markets and non-pass loan resolutions reduced balances. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on credit lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE balances as of March 31, 2026 were in Florida (26%), Texas (14%), North Carolina (12%), Tennessee (8%), Louisiana (8%), and Georgia (8%), with no other state representing more than 5% of the portfolio. The mix was generally consistent with December 31, 2025.
The following table represents subcategories of CRE loans by property type.

Table I.2.7
CRE PORTFOLIO BY PROPERTY TYPE

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,386	33%	$4,452	33%
Office	2,632	20	2,694	20
Retail	2,404	18	2,354	17
Industrial	2,087	15	2,075	15
Hospitality	1,129	8	1,154	9
Other CRE (a)	782	6	834	6
Total CRE loan portfolio	$13,420	100%	$13,563	100%

(a) Property types in this category each comprise less than 5%.

73	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily comprised of home equity lines and installment loans. This portfolio totaled $13.9 billion and $14.1 billion as of March 31, 2026 and December 31, 2025, respectively. The largest geographical concentrations of balances in the consumer real estate portfolio as of March 31, 2026 were in Florida (29%), Tennessee (22%), Texas (13%), Louisiana (8%), North Carolina (6%), and Georgia (6%), with no other state representing 5% or more of the portfolio. This mix was generally consistent with December 31, 2025.
As of March 31, 2026, approximately 88% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 760, and the refreshed FICO scores averaged 781 as of March 31, 2026, compared to FICO scores of 760 and 779, respectively, as of December 31, 2025. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of March 31, 2026 and December 31, 2025, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $26 million and $27 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.2 billion of the consumer real estate portfolio as of both March 31, 2026 and December 31, 2025. FHN’s HELOCs typically have a 5- or 10-year draw period followed by a 10- or 20-year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is restricted if a borrower becomes past due on payments. Once the draw period has ended, the line is closed, and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the Prime Rate.
As of both March 31, 2026 and December 31, 2025, approximately 95% of FHN's HELOCs were in the draw period. It is expected that $607 million, or 30%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.8
HELOC DRAW TO REPAYMENT SCHEDULE

	March 31, 2026		December 31, 2025
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$80	4%	$80	4%
13-24	120	6	117	6
25-36	120	6	126	6
37-48	137	7	130	6
49-60	150	7	159	8
>60	1,450	70	1,449	70
Total	$2,057	100%	$2,061	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $562 million and $580 million as of March 31, 2026 and December 31, 2025, respectively. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $18 million decrease was driven by net repayments.

74	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Allowance for Credit Losses
The ACL is maintained at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information regarding the ACL, see Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this Report and “Critical Accounting Policies and Estimates” and Note 4 to the Consolidated Financial Statements in Part II, Item 8 of FHN's 2025 Form 10-K.
The ALLL totaled $730 million, or 1.13% of total loans and leases, as of March 31, 2026, compared to $738 million, or 1.15% of total loans and leases, as of December 31, 2025. The ACL to total loans and leases ratio decreased to 1.28% as of March 31, 2026 from 1.31% as of December 31, 2025, largely driven by improved grade migration and lower CRE and consumer loan balances.
Consolidated Net Charge-offs
Net charge-offs in first quarter 2026 were $28 million, or an annualized 18 basis points of total loans and leases, compared to net charge-offs of $29 million, or 19 basis points, in first quarter 2025.
Table I.2.9
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Allowance for loan and lease losses
C&I	$353	$335	$345
CRE	156	177	225
Consumer real estate	201	206	230
Credit card and other	20	20	22
Total allowance for loan and lease losses	$730	$738	$822

Reserve for remaining unfunded commitments
C&I	$80	$81	$63
CRE	7	11	9
Consumer real estate	9	9	11
Total reserve for remaining unfunded commitments	$96	$101	$83

Allowance for credit losses
C&I	$433	$416	$408
CRE	163	188	234
Consumer real estate	210	215	241
Credit card and other	20	20	22
Total allowance for credit losses	$826	$839	$905

Period-end loan and leases
C&I	$36,467	$35,905	$33,354
CRE	13,420	13,563	14,139
Consumer real estate	13,928	14,108	14,089
Credit card and other	562	580	633
Total period-end loans and leases	$64,377	$64,156	$62,215

ALLL / loans and leases %
C&I	0.97%	0.93%	1.04%
CRE	1.16	1.30	1.59
Consumer real estate	1.44	1.46	1.63
Credit card and other	3.49	3.40	3.41
Total ALLL / loans and leases %	1.13%	1.15%	1.32%

ACL / loans and leases %
C&I	1.19%	1.16%	1.22%

75	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

CRE	1.21	1.38	1.66
Consumer real estate	1.50	1.53	1.71
Credit card and other	3.49	3.40	3.41
Total ACL / loans and leases %	1.28%	1.31%	1.45%

Quarter-to-date net charge-offs (recoveries)
C&I	$22	$26	$28
CRE	4	2	(1)
Consumer real estate	(1)	(1)	(1)
Credit card and other	3	3	3
Total net charge-offs (recoveries)	$28	$30	$29

Average loans and leases
C&I	$35,208	$35,004	$32,633
CRE	13,417	13,587	14,318
Consumer real estate	13,998	14,255	14,045
Credit card and other	569	586	649
Total average loans and leases	$63,192	$63,432	$61,645

Charge-off % (annualized)
C&I	0.26%	0.30%	0.35%
CRE	0.10	0.04	(0.02)
Consumer real estate	(0.01)	(0.02)	(0.02)
Credit card and other	2.10	2.31	1.60
Total charge-off %	0.18%	0.19%	0.19%

ALLL / annualized net charge-offs
C&I	383%	323%	303%
CRE	1,110	2,953	NM
Consumer real estate	NM	NM	NM
Credit card and other	165	146	208
Total ALLL / net charge-offs	627%	612%	695%

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
Total NPAs remained steady at $617 million as of both March 31, 2026 and December 31, 2025. Nonperforming loans and leases increased $2 million, largely driven by an increase in nonaccrual CRE and consumer real estate loans, partially offset by a decline in nonaccrual C&I loans. The increase in nonaccrual CRE loans was largely driven by an increase in loans with a hospitality property type, partially offset by declines in loans with office, industrial, and multifamily property types. These portfolios continue to maintain strong underwriting and client selection. The vast majority of NPLs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio remained steady at 0.94% as of both March 31, 2026 and December 31, 2025.

76	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.10
NONPERFORMING ASSETS

(Dollars in millions)
Nonperforming loans and leases	March 31, 2026	December 31, 2025
C&I	$218	$224
CRE	243	239
Consumer real estate	144	140
Credit card and other	1	1
Total nonperforming loans and leases (a)	$606	$604

Nonperforming loans held for sale (a)	$9	$10
Foreclosed real estate and other assets	2	3
Total nonperforming assets (a)	$617	$617

Nonperforming loans and leases to total loans and leases (b)
C&I	0.60%	0.62%
CRE	1.81	1.76
Consumer real estate	1.03	0.99
Credit card and other	0.19	0.16
Total NPL %	0.94%	0.94%

ALLL / NPLs (b)
C&I	162%	150%
CRE	64	74
Consumer real estate	140	147
Credit card and other	1,842	2,096
Total ALLL / NPLs	120%	122%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.

77	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents nonperforming assets by business segment.

Table I.2.11
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	March 31, 2026	December 31, 2025
Commercial, Consumer & Wealth	$581	$587
Wholesale	17	8
Corporate	8	9
Consolidated	$606	$604
Foreclosed real estate
Commercial, Consumer & Wealth	$—	$—
Wholesale	1	2
Corporate	1	1
Consolidated	$2	$3
Nonperforming Assets (a) (b)
Commercial, Consumer & Wealth	$581	$587
Wholesale	18	10
Corporate	9	10
Consolidated	$608	$607
Nonperforming loans and leases to loans and leases (b)
Commercial, Consumer & Wealth	1.02%	1.04%
Wholesale	0.24	0.11
Corporate	2.63	1.84
Consolidated	0.94%	0.94%
NPA % (b) (c)
Commercial, Consumer & Wealth	1.02%	1.04%
Wholesale	0.25	0.14
Corporate	2.83	1.98
Consolidated	0.94%	0.95%

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
Loans 90 days or more past due and still accruing were $3 million as of March 31, 2026, compared to $8 million as of December 31, 2025. Loans 30 to 89 days past due and still accruing increased to $92 million as of March 31, 2026, compared to $83 million as of December 31, 2025, driven by increases in past due CRE loans and consumer real estate loans, partially offset by a decrease in past due C&I loans.

78	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.12
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due (a)	March 31, 2026	December 31, 2025
C&I	$31	$35
CRE	10	3
Consumer real estate	48	47
Credit card and other	6	6
Total accruing loans and leases 30+ days past due	$95	$91

Accruing loans and leases 30+ days past due % (a)
C&I	0.08%	0.10%
CRE	0.07	0.02
Consumer real estate	0.35	0.33
Credit card and other	1.05	1.05
Total accruing loans and leases 30+ days past due %	0.15%	0.14%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$1	$1
Consumer real estate	1	6
Credit card and other	1	1
Total accruing loans and leases 90+ days past due	$3	$8

Loans held for sale
30 to 89 days past due (b)	$4	$3
30 to 89 days past due - guaranteed portion (b) (d)	2	—
90+ days past due (b)	2	—
90+ days past due - guaranteed portion (b) (d)	2	—
(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and includes loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio totaled $1.8 billion as of March 31, 2026 compared to $1.7 billion as of December 31, 2025. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

79	1Q26 FORM 10-Q REPORT

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
Commercial Loan Modifications
As part of FHN’s credit risk management governance processes, the Special Assets Department ("SAD") is responsible for managing most commercial relationships with borrowers whose financial condition has deteriorated to such an extent that the credits are individually reviewed for expected credit losses, classified as substandard or worse, placed on nonaccrual status, foreclosed or in process of foreclosure, or in active or contemplated litigation. SAD has the authority and responsibility to enter into workout and/or rehabilitation agreements with troubled commercial borrowers in order to mitigate and/or minimize the amount of credit losses recognized from these problem assets. While every circumstance is different, SAD will generally use forbearance agreements (generally 6-12 months) as an element of commercial loan workouts, which might include reduced interest rates, reduced payments, release of a guarantor, term extensions, or entering into short sale agreements. Principal forgiveness may be granted in specific workout circumstances.
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
Investment securities were $9.4 billion as of both March 31, 2026 and December 31, 2025, representing 11% of total assets for both periods. See Note 2 - Investment Securities to the Consolidated Financial Statements in Part I, Item 1 of this Report for more information about the securities portfolio.

80	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
Total deposits were $66.5 billion as of March 31, 2026 compared to $67.5 billion as of December 31, 2025, as interest-bearing deposits decreased $1.1 billion and noninterest-bearing deposits increased $87 million. The decrease in interest-bearing deposits was primarily driven by fluctuations in brokered deposit balances.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At March 31, 2026, commercial deposits were $38.9 billion, or 59% of total deposits, and consumer deposits were $27.6 billion, or 41% of total deposits. At December 31, 2025, commercial deposits were $39.4 billion, or 58% of total deposits, and consumer deposits were $28.1 billion, or 42% of total deposits.
At March 31, 2026, 35% of deposits were associated with Tennessee, 17% with Florida, 12% with Louisiana, and 11%
with North Carolina, with no other state above 10%. This mix remained consistent with December 31, 2025.
Total estimated uninsured deposits were $28.0 billion as of March 31, 2026 and $28.1 billion as of December 31, 2025, representing 42% of total deposits as of each period end. Of the uninsured deposits as of March 31, 2026, $5.1 billion, or 8% of total deposits, were collateralized. As of December 31, 2025, collateralized deposits were $5.2 billion, or 8% of total deposits.
See Table I.2.2 - Average Balances, Net Interest Income and Yields/Rates in this report for information on average deposits, including average rates paid.
The following table summarizes the major components of deposits as of March 31, 2026 and December 31, 2025.
Table I.2.13
DEPOSITS

	March 31, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Savings	$26,007	39%	$26,010	39%	$(3)	—%
Time deposits	7,125	11	6,485	10	640	10
Other interest-bearing deposits	17,440	26	19,158	28	(1,718)	(9)
Total interest-bearing deposits	50,572	76	51,653	77	(1,081)	(2)
Noninterest-bearing deposits	15,910	24	15,823	23	87	1
Total deposits	$66,482	100%	$67,476	100%	$(994)	(1)%

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings increased to $4.8 billion as of March 31, 2026 compared to $3.9 billion as of December 31, 2025. FHLB borrowings increased $1.7 billion and trading liabilities increased $59 million, while federal funds purchased and securities sold under agreements to repurchase decreased $819 million.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year. Total term borrowings were $1.3 billion as of both March 31, 2026 and December 31, 2025.

81	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity was $9.5 billion and $9.1 billion at March 31, 2026 and December 31, 2025, respectively. Significant changes included net income of $266 million and $392 million from the Series H preferred stock issuance, offset by $235 million in common stock repurchases, $88 million in common and preferred dividends, and a decrease of $22 million in AOCI.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1, and Total Regulatory Capital, as well as certain selected capital ratios.
Table I.2.14
REGULATORY CAPITAL DATA

(Dollars in millions)	March 31, 2026	December 31, 2025
FHN shareholders’ equity	$9,170	$8,847
FHN non-cumulative perpetual preferred stock	(741)	(349)
Common equity tier 1 before regulatory adjustments	$8,429	$8,498
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,539)	$(1,548)
Net unrealized (gains) losses on securities available for sale	526	512
Net unrealized (gains) losses on pension and other postretirement plans	254	256
Net unrealized (gains) losses on cash flow hedges	52	42
Common equity tier 1	$7,722	$7,760
FHN non-cumulative perpetual preferred stock	741	349
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,758	$8,404
Tier 2 capital	1,316	1,344
Total regulatory capital	$10,074	$9,748
Risk-Weighted Assets
First Horizon Corporation	$73,345	$73,036
First Horizon Bank	72,605	72,283
Average Assets for Leverage
First Horizon Corporation	$82,395	$82,492
First Horizon Bank	81,543	81,560
Table I.2.15
REGULATORY RATIOS & AMOUNTS

	March 31, 2026		December 31, 2025
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.53%	$7,722	10.63%	$7,760
First Horizon Bank	11.30	8,203	10.98	7,934
Tier 1
First Horizon Corporation	11.94	8,758	11.51	8,404
First Horizon Bank	11.70	8,498	11.38	8,229
Total
First Horizon Corporation	13.74	10,074	13.35	9,748
First Horizon Bank	13.31	9,667	13.04	9,425
Tier 1 Leverage
First Horizon Corporation	10.63	8,758	10.19	8,404
First Horizon Bank	10.42	8,498	10.09	8,229
Other Capital Ratios
Total period-end equity to period-end assets	11.25		10.90
Tangible common equity to tangible assets (a)	8.27		8.37
(a)Tangible common equity to tangible assets is a non-GAAP measure and is reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.25.

82	1Q26 FORM 10-Q REPORT

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
As of March 31, 2026, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement.
For FHN, the Tier 1, Total and Tier 1 Leverage ratios increased at the end of first quarter 2026 relative to year-end 2025 primarily from the impact of the Series H Preferred Stock issuance and net income less dividends, partially offset by common share repurchases. FHN's CET 1 ratio decreased largely from an increase in risk-weighted assets. For First Horizon Bank, the risk-based regulatory capital and Tier 1 Leverage ratios increased from year-end 2025 largely from the impact of net income less dividends.
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
October 2025 General Purchase Program
On October 27, 2025, FHN announced that its Board of Directors had approved a new $1.2 billion common share purchase program to replace the $1.0 billion October 2024 program. The October 2025 program is scheduled to expire on January 31, 2027. Purchases under this program may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans, as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are at the discretion of senior management and are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
As of March 31, 2026, $435 million in purchases had been made life-to-date under the October 2025 program at an average price per share of $23.18, or $23.16 excluding commissions. Program purchases made during the quarter ended March 31, 2026 are summarized in the following table.
Table I.2.16
COMMON STOCK PURCHASES—OCTOBER 2025 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2026
January 1 to January 31	1,840	$24.35	1,840	$952,425
February 1 to February 28	5,585	25.10	5,585	812,266
March 1 to March 31	2,050	23.20	2,050	764,702
Total	9,475	$24.54	9,475

(a)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.
Tax Withholding for Stock Awards
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended March 31, 2026 are summarized in the following table.

83	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.17
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2026
January 1 to January 31	11	$24.06	N/A	N/A
February 1 to February 28	1	25.84	N/A	N/A
March 1 to March 31	91	24.16	N/A	N/A
Total	103	$24.17

84	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Risk Management

There have been no significant changes to FHN’s risk management practices as described under “Risk Management” included in Item 7 of FHN’s 2025 Annual Report on Form 10-K.
Market Risk Management
Value-at-Risk ("VaR") and Stress Testing ("SVaR")
VaR is a statistical risk measure used to estimate the potential loss in value from adverse market movements over an assumed fixed holding period within a stated confidence level. FHN employs a model to compute daily VaR measures for its trading securities inventory. FHN computes VaR using historical simulation with a 1-year lookback period at a 99% confidence level with 1-day and 10-day time horizons. Additionally, FHN computes a Stressed VaR measure. The SVaR computation uses the same model, but with model inputs reflecting historical data from a continuous 12-month period of significant financial stress appropriate for our trading securities portfolio.
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.
Table I.2.18
VaR & SVaR MEASURES

	Three Months Ended March 31, 2026			As of March 31, 2026
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$3	$2	$2
SVaR	8	9	6	6
10-day
VaR	7	8	6	6
SVaR	41	50	36	36

	Three Months Ended March 31, 2025			As of March 31, 2025
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$2	$1	$2
SVaR	7	8	6	7
10-day
VaR	4	4	3	3
SVaR	35	42	28	34

	Year Ended December 31, 2025			As of December 31, 2025
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$3	$1	$2
SVaR	7	9	6	7
10-day
VaR	6	8	3	7
SVaR	37	47	28	37

85	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table I.2.19
SCHEDULE OF RISKS INCLUDED IN VaR

	As of March 31, 2026		As of March 31, 2025		As of December 31, 2025
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$2	$—	$1	$1	$2
Credit spread risk	1	1	1	1	—	1

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the three months ended March 31, 2026 and year ended December 31, 2025, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

86	1Q26 FORM 10-Q REPORT

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
Based on a static balance sheet as of March 31, 2026, NII exposures over the next 12 months, assuming rate shocks of plus/minus 25 basis points, plus/minus 50 basis points, plus/minus 100 basis points, and plus/minus 200 basis points, are estimated to have variances as shown in Table I.2.20.
Table I.2.20
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(5.2)%
-100	(2.6)%
-50	(1.2)%
-25	(0.6)%
+25	0.5%
+50	1.0%
+100	1.9%
+200	3.3%
A steepening yield curve scenario, where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 0.3%. A flattening yield curve scenario, where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 0.4%. These hypothetical scenarios are used to create a risk measurement framework and do not necessarily represent management’s current view of future interest rates or market developments.
Use of Derivatives to Manage Interest Rate Risk
FHN engages in balance sheet hedging activity, principally for asset and liability management purposes. Cash flow hedges are executed to modify interest rate characteristics of designated commercial loans in order to reduce the impact of changes in future cash flows due to market interest rate changes. The following table presents all swap and floor positions that are utilized for purposes of managing exposures to the variability of interest rates.
Table I.2.21
INTEREST RATE DERIVATIVES DESIGNATED AS CASH FLOW HEDGES

	March 31, 2026
(Dollars in millions)	Notional Value	Fair Value	Weighted-Average Maturity (in years)	Weighted Average Fixed Rate (swaps)/Strike Rate (floors)
Receive fixed SOFR swaps - Loans	$2,000	$(38)	2.3	2.78%
Floors	3,000	5	2.2	1.88%
Total	$5,000	$(33)

	December 31, 2025
(Dollars in millions)	Notional Value	Fair Value	Weighted-Average Maturity (in years)	Weighted Average Fixed Rate (swaps)/Strike Rate (floors)
Receive fixed SOFR swaps - Loans	$2,000	$(29)	2.5	2.78%
Floors	3,000	15	2.4	1.88%
Total	$5,000	$(14)

87	1Q26 FORM 10-Q REPORT

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, stress testing of assumptions and funds availability is periodically conducted. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of March 31, 2026, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at March 31, 2026.
Table I.2.22
AVAILABLE LIQUIDITY
as of March 31, 2026

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,017	$—	$1,017
FHLB	9,163	1,750	7,413
Discount Window	21,750	—	21,750
Unencumbered securities (b)	1,006	—	1,006
Total available liquidity			$31,186

(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b)Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 97% as of March 31, 2026 and 95% as of December 31, 2025.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of March 31, 2026, FHN had outstanding $946 million in senior and subordinated unsecured debt. On March 12, 2026, FHN issued $400 million of Series H Non-Cumulative Perpetual Preferred Stock. As a result, FHN had $741 million in non-cumulative perpetual preferred stock outstanding as of March 31, 2026. Refer to Note 7 — Preferred Stock for additional information. On April 1, 2026, FHN provided notice of its intent to redeem all outstanding shares of its Series C Non-Cumulative Perpetual Preferred Stock, effective May 1, 2026. Following the redemption on May 1, 2026, no shares of Series C Preferred Stock remain outstanding. Refer to Note 17 — Subsequent Events for additional information. As of March 31, 2026, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $327 million as of April 1, 2026.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $50 million and $270 million in first quarter and second quarter 2026, respectively. Total common dividends of $1.0 billion were declared and paid to the parent company in 2025. First Horizon Bank declared and paid preferred dividends in first quarter 2026 and in each quarter of 2025. Additionally, First Horizon Bank declared preferred dividends in second quarter 2026, payable in July 2026.

88	1Q26 FORM 10-Q REPORT

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
FHN paid a cash dividend of $0.17 per common share on April 1, 2026. FHN paid cash dividends of $1,625 per Series E preferred share and $1,175 per Series F preferred share on April 10, 2026 and $165 per Series C preferred share on May 1, 2026. In addition, in April 2026, the Board approved cash dividends per share in the following amounts:
Table I.2.23
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.17	06/12/2026	07/01/2026
Preferred Stock
Series E	$1,625.00	06/25/2026	07/10/2026
Series F	$1,175.00	06/25/2026	07/10/2026
Series H	$2,212.50	06/25/2026	07/10/2026

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
Market Uncertainties and Prospective Trends
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, and government actions and proposals which could have positive or negative impacts on the economy at large or on certain businesses, industries, or sectors, including changes in fiscal policy and changes in trade policy, such as the imposition of tariffs and related retaliatory responses. Additional risks relate to political uncertainty, changes in federal policies (including those publicly discussed, formally proposed, or recently implemented) and the potential impacts of those changes on our businesses and clients, and the success or failure of FHN’s strategic initiatives.
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
In each of September, October, and December of 2025, the Federal Reserve announced 25 basis point cuts in the Fed Funds rate, lowering the target range to 3.50% –

89	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

3.75%, but in March 2026 the Federal Reserve decided to hold the target range steady. In its statement announcing its March decision to maintain the target range, the Federal Reserve noted that economic activity had been expanding at a solid pace and the unemployment rate had been little changed in recent months, but inflation remained somewhat elevated.
FHN continues to closely monitor economic developments and assess potential exposures. FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, or how those actions may affect economic or business conditions or financial markets.
Yield Curve
Historically, the yield curve is usually upward sloping (higher rates for longer terms and lower rates for shorter terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare but has happened several times in the past, including most recently from the summer of 2022 until September 2024. Since the fall of 2024, the yield curve has continued to modestly steepen.
Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduce FHN's revenues from its fixed income bond trading. Both of those impacts occurred from 2022 through 2024, with fluctuations. During each quarter of 2025, net interest margin consistently exceeded the level of the comparable quarter in 2024, as the yield curve maintained its more typical upward slope, while fixed income bond trading revenues fluctuated during the year due to changing market conditions, with revenue from bond trading and related activities showing improvement in the first, third and fourth quarters, but declining in the second quarter due to less favorable market conditions. While NIM for 2025 as a whole expanded as compared with 2024, quarterly results for 2025 varied with strong quarter-to-quarter expansions of NIM in the first and third quarters and small quarter-to-quarter declines in the second and fourth quarters.
FHN cannot predict whether these trends will continue.
Other Impacts on FHN of Rate Actions
Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates have modestly abated since 2023 and FHN's mortgage business has seen improvement, but rates have remained elevated. However, the negative impacts of these higher rates have been offset by gains in market share. Changes in interest rates and interest rate policy could continue to have a material impact on our mortgage lending and lending to mortgage companies.
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
Fiscal Policy
Fiscal policy (spending and taxation) directly affects U.S. government annual deficits or surpluses, along with the size and trajectory of the national debt. Fiscal policy often has a significant impact on the U.S. economy. The changes in the executive and legislative branches of government in 2025 have resulted in significant changes in U.S. fiscal policy, including through the enactment on July 4, 2025 of federal legislation commonly referred to as the "One Big Beautiful Bill Act." The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and tax credits. The accelerated federal tax deductions for bonus depreciation and research or experimental expenditures began to reduce FHN's federal tax liability starting in 2025. FHN does not expect a significant impact from provisions that sunset certain Section 48E Clean Electricity Tax Credits on its future financial results. Provisions limiting the deductibility of annual corporate charitable deductions to amounts in excess of 1% of taxable income may affect the timing and amount of charitable donations. Refer to the Income Taxes section of this MD&A for additional information regarding the impact of this legislation on FHN.
Trade Policy
In 2025, the U.S. government announced new tariffs on a variety of goods and services. Subsequently, in February 2026, the U.S. Supreme Court ruled that the International Economic Powers Act ("IEEPA"), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. In March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although this order has been suspended while the CBP determines a refund process. In response to the U.S. Supreme Court ruling mentioned above, the U.S. administration announced plans to implement new tariffs under alternative statutory authority. As of early May 2026, the full impact of the U.S. Supreme Court's ruling and the administration's response; the timing, scope and duration of tariffs; and the timing, scope and duration of any retaliatory measures by foreign governments remains uncertain, as does the impact of tariffs on economic growth, inflation rates, and

90	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

employment rates. Any significant change in economic conditions related to tariffs could materially affect our financial condition and results of operations.
2023 Banking Crisis
In 2023, three large regional U.S. banks failed after sudden large deposit outflows. In the aftermath of these failures, bank investors and clients across the U.S. became more focused on deposit mix, funding risk management, and other safety-soundness concerns. Most U.S. banks saw abrupt net outflows of deposits in the spring of 2023 following the failures. Most have since recouped those deposits, mainly by offering higher interest rates. In 2024, competition for deposits was quite intense. Increased competition for deposits continued in 2025 and first quarter 2026 and could continue throughout the remainder of 2026.
Other Regulatory Proposals
In 2023, the Board of Governors of the Federal Reserve and other U.S. banking regulators issued a proposal to implement the final components of the Basel III framework ("Basel III Endgame"), which, if implemented, would have created some new requirements to banks, like FHN, with assets over $50 billion, but also created significantly increased regulatory constraints and compliance costs on all U.S. banks with assets over $100 billion.

In March 2026, the U.S. banking agencies rescinded the 2023 proposal and issued a revised proposal to implement the Basel III Endgame, which would revise certain capital requirements, including risk-weighted asset calculations and the treatment of specific exposures. The 2026 proposal remains subject to a notice-and-comment period and is not yet finalized. FHN is currently evaluating the potential impact of these proposed changes on its regulatory capital ratios and overall capital management strategy.
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
Especially since 2022, it has been widely reported that the economic costs of hurricane and other severe weather

91	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

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

92	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Critical Accounting Policies and Estimates
FHN has made no significant changes in its critical accounting policies and estimates from those disclosed in its 2025 Annual Report on Form 10-K.
Accounting Changes
Refer to Note 1 – Basis of Presentation and Accounting Policies in the Consolidated Financial Statements in Part I, Item 1 of this report for details of accounting changes adopted in the current year, which section is incorporated into MD&A by this reference.
Accounting and Reporting Developments
The following table describes updates to accounting standards that have been issued by the FASB but that are not yet effective.
Table I.2.24
ACCOUNTING STANDARDS ISSUED BUT NOT YET EFFECTIVE

Standard	Summary of Guidance	Effects on Financial Statements
ASU 2024-03 Disaggregation of Income Statement Expenses Issued November 2024
•Requires tabular disclosure, on an annual and interim basis, of additional disaggregated information about prescribed expense categories if they are present in any expense caption on the face of the income statement within continuing operations. The prescribed categories applicable to FHN are employee compensation, depreciation, and intangible asset amortization. Other required expense disclosures must be included in the tabular disclosure when they are included in the same income statement caption as a prescribed expense category.
•Requires disclosure of the total amount of selling expenses and, annually, an entity’s definition of selling expenses.

•Effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027.
•Early adoption and retrospective application are permitted.
•Required to be applied prospectively.
•FHN is currently assessing the effects of adopting ASU 2024-03 on its financial statement disclosures.

ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software Issued September 2025
•Simplifies the capitalization guidance by removing all references to software development project stages.
•Requires entities to begin capitalizing incurred software costs after management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose.

•Effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years.
•Early adoption is permitted.
•The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach.
•FHN is currently assessing the effects of adopting ASU 2025-06 on its Consolidated Financial Statements and related disclosures.

93	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

ASU 2025-10 Accounting for Government Grants Received by Business Entities Issued December 2025	•Provides guidance on how business entities should recognize, measure, and present government grants received.
•Effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years.
•Early adoption is permitted.
•May be applied using a modified prospective, modified retrospective, or retrospective approach.
•FHN is currently assessing the effects of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.

ASU 2025-11 Narrow-Scope Improvements Issued December 2025
•Provides clarifications intended to improve the consistency and usability of interim disclosure requirements.
•Includes a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period.

•Effective for interim periods within annual reporting periods beginning after December 15, 2027.
•Early adoption is permitted.
•May be applied using a prospective or retrospective approach.
•FHN is currently assessing the effects of adopting ASU 2025-11 on its financial statement disclosures.

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

94	1Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.25
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended
(Dollars in millions; shares in thousands)	March 31, 2026	March 31, 2025
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$667	$631
Plus: Noninterest income (GAAP)	195	181
Total revenues (GAAP)	862	812
Less: Noninterest expense (GAAP)	505	487
Pre-provision net revenue (Non-GAAP)	$357	$325

Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$9,465	$9,044
Less: Noncontrolling interest (a)	295	295
Less: Preferred stock (a)	741	426
(B) Total common equity	8,429	8,323
Less: Goodwill and other intangible assets (GAAP)(b)	1,607	1,643
(C) Tangible common equity (Non-GAAP)	$6,822	$6,680

Tangible Assets (Non-GAAP)
(D) Total assets (GAAP)	$84,132	$81,491
Less: Goodwill and other intangible assets (GAAP) (b)	1,607	1,643
(E) Tangible assets (Non-GAAP)	$82,525	$79,848

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,245	$9,111
Less: Average noncontrolling interest (a)	295	295
Less: Average preferred stock (a)	436	426
(F) Total average common equity	8,514	8,390
Less: Average goodwill and other intangible assets (GAAP) (b)	1,611	1,648
(G) Average tangible common equity (Non-GAAP)	$6,903	$6,742

Net Income Available to Common Shareholders
(H) Net income available to common shareholders (annualized) (GAAP)	$1,044	$864

Period-end Shares Outstanding
(I) Period-end shares outstanding	475,722	507,315

Ratios
(A)/(D) Total period-end equity to period-end assets (GAAP)	11.25%	11.10%
(C)/(E) Tangible common equity to tangible assets (Non-GAAP)	8.27	8.37
(H)/(F) Return on average common equity (GAAP)	12.26	10.30
(H)/(G) Return on average tangible common equity (Non-GAAP)	15.12	12.81
(B)/(I) Book value per common share (GAAP)	$17.72	$16.40
(C)/(I) Tangible book value per common share (Non-GAAP)	$14.34	$13.17

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.

95	1Q26 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 85 of this report and the subsections entitled “Market Risk Management” beginning on page 85 and “Interest Rate Risk Management” beginning on page 87 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 40-46 of this report, all of which materials are incorporated herein by reference.
For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 to FHN’s Annual Report on Form 10-K for the year ended December 31, 2025, including in particular the section entitled “Risk Management” beginning on page 67 of that report and the subsections entitled “Market Risk Management” beginning on page 68 and “Interest Rate Risk Management” beginning on page 70 of that report; and Note 21 to the Consolidated Financial Statements appearing on pages 160-166 of Item 8 of that report.

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

96	1Q26 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
The “Contingencies” section of Note 10 to the Consolidated Financial Statements beginning on page 30 of this report is incorporated into this Item by reference.

Item 1A. Risk Factors

Material changes from risk factor disclosures in FHN's Annual Report on Form 10-K for the year ended December 31, 2025:
Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
Not applicable
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Program” section including tables I.2.16 and I.2.17 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 83 of this report, is incorporated herein by reference.

Items 3. and 4.
Not applicable

97	1Q26 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the first quarter of 2026, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements and the non-Rule 10b5-1 trading arrangements shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the first quarter of 2026 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Articles of Amendment to the Amended and Restated Charter, of the Company, related to the Series H Preferred Stock				8-K	3.1	3/12/2026
3.3	Bylaws of First Horizon Corporation, as amended and restated effective April 27, 2026				8-K	3.1	4/29/2026
4.1	Deposit Agreement, dated as of March 12, 2026, by and among First Horizon Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein [Series H]				8-K	4.1	3/12/2026

98	1Q26 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
4.2	Form of certificate representing the Series H Preferred Stock				8-K	4.2	3/12/2026
4.3	Form of Depositary Receipt-Series H (included as part of Exhibit 4.1 to this report)				8-K	4.3	3/12/2026
4.4	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Form of Grant Notice for Executive Performance Stock Units [2026]		X		10-K 2025	10.2(f)	2/26/2026
10.2	Form of Grant Notice for Executive Restricted Stock Units [2026]		X		10-K 2025	10.4(e)	2/26/2026
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

99	1Q26 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: May 7, 2026	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

100	1Q26 FORM 10-Q REPORT