Form 10-Q
period 2026-06-30
FIRST HORIZON CORP
filed 2026-08-06
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on July 31, 2026
Common Stock, $0.625 par value	473,777,158

10-Q REPORT TABLE OF CONTENTS

GLOSSARY

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
ADR	Average daily revenue
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
C&I	Commercial, financial, and industrial loan portfolio
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial real estate
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse gas

GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited liability company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NIM	Net interest margin
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
PPNR	Pre-provision net revenue
PTNI	Pre-tax net income
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Funding Rate
SVaR	Stressed Value-at-Risk
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable interest entities
we / us / our	First Horizon Corporation

1	2Q26 FORM 10-Q REPORT

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

2	2Q26 FORM 10-Q REPORT

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
The non-GAAP measures presented in this report are pre-provision net revenue, return on average tangible common equity, tangible common equity to tangible assets, and tangible book value per common share. Table I.2.28 appearing in the MD&A (Item 2 of Part I) of this report provides a reconciliation of non-GAAP items presented in this report to the most comparable GAAP presentation.

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

3	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

4	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(Dollars in millions, except per share amounts)	2026	2025
Assets
Cash and due from banks	$1,034	$961
Interest-bearing deposits with banks	1,158	1,125
Federal funds sold and securities purchased under agreements to resell	594	634
Trading securities	1,417	1,904
Securities available for sale at fair value	7,873	8,165
Securities held to maturity (fair value of $1,038 and $1,073, respectively)	1,189	1,216
Loans held for sale (including $88 and $151 at fair value, respectively)	501	406
Loans and leases	65,330	64,156
Allowance for loan and lease losses	(709)	(738)
Net loans and leases	64,621	63,418
Premises and equipment	545	544
Goodwill	1,510	1,510
Other intangible assets	89	105
Other assets	3,906	3,888
Total assets	$84,437	$83,876

Liabilities
Noninterest-bearing deposits	$15,994	$15,823
Interest-bearing deposits	52,078	51,653
Total deposits	68,072	67,476
Trading liabilities	533	607
Short-term borrowings	3,003	3,254
Term borrowings	1,321	1,321
Other liabilities	2,045	2,076
Total liabilities	74,974	74,734

Equity
Preferred stock, Non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 7,000 and 8,750 shares, respectively	682	349
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 473,919,939 and 484,825,395 shares, respectively	296	303
Capital surplus	3,653	3,974
Retained earnings	5,383	5,031
Accumulated other comprehensive loss, net	(846)	(810)
FHN shareholders' equity	9,168	8,847
Noncontrolling interest	295	295
Total equity	9,463	9,142
Total liabilities and equity	$84,437	$83,876

See accompanying notes to consolidated financial statements.

5	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2026	2025	2026	2025
Interest income
Interest and fees on loans and leases	$912	$921	$1,797	$1,816
Interest and fees on loans held for sale	8	8	16	18
Interest on investment securities	70	71	140	139
Interest on trading securities	23	23	47	43
Interest on other earning assets	17	21	35	42
Total interest income	1,030	1,044	2,035	2,058
Interest expense
Interest on deposits	296	337	580	666
Interest on trading liabilities	6	6	13	14
Interest on short-term borrowings	33	38	61	66
Interest on term borrowings	19	22	37	40
Total interest expense	354	403	691	786
Net interest income	676	641	1,344	1,272
Provision for credit losses	15	30	30	70
Net interest income after provision for credit losses	661	611	1,314	1,202
Noninterest income
Fixed income	46	42	99	91
Deposit transactions and cash management	43	41	86	81
Brokerage, management fees and commissions	31	26	60	52
Card and digital banking fees	18	19	36	37
Other service charges and fees	15	14	31	26
Deferred compensation income	15	8	12	5
Trust services and investment management	14	13	27	25
Mortgage banking income	9	10	18	18
Other income	20	16	36	35
Total noninterest income	211	189	405	370
Noninterest expense
Personnel expense	304	282	593	561
Computer software	40	34	77	66
Net occupancy expense	36	34	71	69
Operations services	26	23	52	46
Legal and professional fees	18	17	34	31
Advertising and public relations	17	14	27	24
Deposit insurance expense	12	12	25	25
Equipment expense	11	11	22	22
Amortization of intangible assets	8	10	16	20
Other expense	60	54	119	114
Total noninterest expense	532	491	1,036	978
Income before income taxes	340	309	683	594
Income tax expense	66	64	142	127
Net income	$274	$245	$541	$467
Net income attributable to noncontrolling interest	4	4	7	8
Net income attributable to controlling interest	$270	$241	$534	$459
Preferred stock dividends	10	8	16	13
Net income available to common shareholders	$260	$233	$518	$446
Basic earnings per common share	$0.55	$0.46	$1.08	$0.87
Diluted earnings per common share	$0.54	$0.45	$1.07	$0.86
Weighted average common shares	474,841	508,125	477,559	512,596
Diluted average common shares	480,103	513,606	483,334	518,701
See accompanying notes to consolidated financial statements.

6	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2026	2025	2026	2025
Net income	$274	$245	$541	$467
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(9)	53	(23)	169
Net unrealized gains (losses) on cash flow hedges	(7)	16	(17)	43
Net unrealized gains on pension and other postretirement plans	2	2	4	4
Other comprehensive income (loss)	(14)	71	(36)	216
Comprehensive income	260	316	505	683
Comprehensive income attributable to noncontrolling interest	4	4	7	8
Comprehensive income attributable to controlling interest	$256	$312	$498	$675
Income tax expense of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(3)	$17	$(7)	$56
Net unrealized gains (losses) on cash flow hedges	(2)	5	(6)	14
Net unrealized gains on pension and other postretirement plans	1	1	1	1

See accompanying notes to consolidated financial statements.

7	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2026
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2025	8,750	$349	484,825,395	$303	$3,974	$5,031	$(810)	$295	$9,142
Net income	—	—	—	—	—	262	—	4	266
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	—	(22)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.17 per share)	—	—	—	—	—	(83)	—	—	(83)
Preferred stock issuance (4,000 shares issued at $100,000 per share)	4,000	392	—	—	—	—	—	—	392
Common stock repurchased (b)	—	—	(9,578,588)	(6)	(229)	—	—	—	(235)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	475,425	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2026	12,750	741	475,722,232	297	3,759	5,205	(832)	295	9,465
Net income	—	—	—	—	—	270	—	4	274
Other comprehensive income (loss)	—	—	—	—	—	—	(14)	—	(14)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(13)	—	—	(13)
Common stock ($0.17 per share)	—	—	—	—	—	(82)	—	—	(82)
Series C preferred stock redemption	(5,750)	(59)	—	—	—	2	—	—	(57)
Refund of excise tax on Series D preferred stock redemption	—	—	—	—	—	1	—	—	1
Common stock repurchased (b)	—	—	(4,954,557)	(3)	(118)	—	—	—	(121)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,152,264	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	2	12	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2026	7,000	$682	473,919,939	$296	$3,653	$5,383	$(846)	$295	$9,463

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $233 million and $100 million repurchased during first and second quarter, respectively, under FHN's general purchase program.

8	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Six Months Ended June 30, 2025
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2024	16,750	$426	524,280,412	$328	$4,808	$4,382	$(1,128)	$295	$9,111
Net income	—	—	—	—	—	218	—	4	222
Other comprehensive income (loss)	—	—	—	—	—	—	145	—	145
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(78)	—	—	(78)
Common stock repurchased (b)	—	—	(17,657,334)	(11)	(354)	—	—	—	(365)
Excise tax on common stock repurchased	—	—	—	—	(3)	—	—	—	(3)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	692,106	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2025	16,750	426	507,315,184	317	4,472	4,517	(983)	295	9,044
Net income	—	—	—	—	—	241	—	4	245
Other comprehensive income (loss)	—	—	—	—	—	—	71	—	71
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(79)	—	—	(79)
Common stock repurchased (b)	—	—	(1,455,166)	(1)	(26)	—	—	—	(27)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,975,762	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2	13	—	—	—	15
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2025	16,750	$426	508,835,780	$318	$4,459	$4,671	$(912)	$295	$9,257

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $360 million and $9 million repurchased during first and second quarter, respectively, under FHN's general purchase program.

See accompanying notes to consolidated financial statements.

9	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in millions) (Unaudited)	2026	2025
Operating Activities
Net income	$541	$467
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	30	70
Deferred income tax expense	69	20
Depreciation and amortization of premises and equipment	27	28
Amortization of intangible assets	16	20
Net other amortization (accretion)	(2)	(7)
Net decrease in trading securities	1,089	433
Net decrease (increase) in derivatives	5	(10)
Stock-based compensation expense	27	33
Loans held for sale:
Purchases and originations	(2,111)	(1,241)
Gross proceeds from settlements and sales	1,364	916
Gain (loss) due to fair value adjustments and other	43	(7)
Other operating activities, net	(235)	(290)
Total adjustments	322	(35)
Net cash provided by operating activities	863	432
Investing Activities
Proceeds from maturities of securities available for sale	544	457
Purchases of securities available for sale	(284)	(457)
Proceeds from prepayments of securities held to maturity	29	27
Purchases of premises and equipment	(27)	(18)
Net increase in loans and leases	(1,214)	(732)
Net (increase) decrease in interest-bearing deposits with banks	(33)	626
Other investing activities, net	8	14
Net cash used in investing activities	(977)	(83)
Financing Activities
Common stock:
Stock options exercised	4	3
Cash dividends paid	(160)	(162)
Repurchase of shares	(356)	(393)
Preferred stock:
Series C preferred stock redemption	(57)	—
Series H preferred stock issuance	392	—
Cash dividends paid - preferred stock - noncontrolling interest	(7)	(8)
Cash dividends paid - preferred stock	(10)	(13)
Net increase (decrease) in deposits	593	(5)
Net increase (decrease) in short-term borrowings	(251)	61
Proceeds from issuance of term borrowings	—	497
Repayment of term borrowing	—	(350)
Decreases in secured term borrowings	(1)	(1)
Net cash provided by (used in) financing activities	147	(371)
Net increase (decrease) in cash and cash equivalents	33	(22)
Cash and cash equivalents at beginning of period	1,595	1,537
Cash and cash equivalents at end of period	$1,628	$1,515

Supplemental Disclosures
Total interest paid	$658	$775
Total taxes paid	43	25
Total taxes refunded	2	2
Transfer from loans to OREO	1	1
Transfer from loans HFS to trading securities	607	480
Transfer from loans to loans HFS	—	(1)

See accompanying notes to consolidated financial statements.

10	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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

11	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES

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
•Early adoption is permitted.
•Required to be applied prospectively for all hedging relationships.
•Entities may elect to adopt the amendments in ASU 2025-09 for hedging relationships that exist as of the date of adoption.
•FHN early adopted ASU 2025-09 beginning January 1, 2026. There were no effects on FHN's existing accounting hedges as a result of adoption.

12	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following table summarizes FHN’s investment securities as of June 30, 2026 and December 31, 2025.

INVESTMENT SECURITIES
	June 30, 2026
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$3,727	$3	$(340)	$3,390
Government agency issued CMO	2,942	2	(238)	2,706
Other U.S. government agencies	1,560	1	(110)	1,451
States and municipalities	350	1	(25)	326
Total securities available for sale (a)	$8,579	$7	$(713)	$7,873

Securities held to maturity:
Government agency issued MBS	$735	$—	$(80)	$655
Government agency issued CMO	454	—	(71)	383
Total securities held to maturity (a)	$1,189	$—	$(151)	$1,038

	December 31, 2025
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$3,964	$9	$(332)	$3,641
Government agency issued CMO	3,092	6	(229)	2,869
Other U.S. government agencies	1,424	2	(109)	1,317
States and municipalities	361	2	(25)	338
Total securities available for sale (a)	$8,841	$19	$(695)	$8,165

Securities held to maturity:
Government agency issued MBS	$758	$—	$(76)	$682
Government agency issued CMO	458	—	(67)	391
Total securities held to maturity (a)	$1,216	$—	$(143)	$1,073

(a)Includes $6.8 billion and $7.2 billion of securities available for sale as of June 30, 2026 and December 31, 2025, respectively and $789 million and $1.1 billion of securities held to maturity as of June 30, 2026 and December 31, 2025, respectively pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

13	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of June 30, 2026 are provided below.

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$12	$12
After 1 year through 5 years	—	—	138	127
After 5 years through 10 years	—	—	707	684
After 10 years	—	—	1,053	954
Subtotal	—	—	1,910	1,777
Government agency issued MBS and CMO (a)	1,189	1,038	6,669	6,096
Total	$1,189	$1,038	$8,579	$7,873

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and six months ended June 30, 2026 and 2025.
The following table provides information on investments within the available-for-sale portfolio that had unrealized losses as of June 30, 2026 and December 31, 2025.
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of June 30, 2026
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$418	$(3)	$2,647	$(337)	$3,065	$(340)
Government agency issued CMO	637	(2)	1,556	(236)	2,193	(238)
Other U.S. government agencies	547	(2)	752	(108)	1,299	(110)
States and municipalities	36	—	209	(25)	245	(25)
Total	$1,638	$(7)	$5,164	$(706)	$6,802	$(713)

	As of December 31, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$190	$(1)	$2,791	$(331)	$2,981	$(332)
Government agency issued CMO	353	—	1,706	(229)	2,059	(229)
Other U.S. government agencies	281	(1)	796	(108)	1,077	(109)
States and municipalities	1	—	236	(25)	237	(25)
Total	$825	$(2)	$5,529	$(693)	$6,354	$(695)

14	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $27 million and $28 million as of June 30, 2026 and December 31, 2025, respectively. Consistent with FHN's review of the related securities, there were no credit-related write-downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write-downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and six months ended June 30, 2026 and 2025.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $3 million as of both June 30, 2026 and December 31, 2025. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of June 30, 2026 and December 31, 2025. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $126 million and $119 million at June 30, 2026 and December 31, 2025, respectively. The year-to-date 2026 and 2025 gross amounts of upward and downward valuation adjustments were not significant.
For equity investments with readily determinable fair values, net unrealized gains of $7 million and $6 million were recognized in the three and six months ended June 30, 2026, respectively. For equity investments with readily determinable fair values, net unrealized gains of $6 million and $3 million were recognized in the three and six months ended June 30, 2025, respectively.

15	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of June 30, 2026 and December 31, 2025, excluding accrued interest of $249 million and $257 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	June 30, 2026	December 31, 2025
Commercial:
Commercial and industrial (a)	$32,537	$31,202
Loans to mortgage companies	4,759	4,703
Total commercial, financial, and industrial	37,296	35,905
Commercial real estate	13,595	13,563
Consumer:
HELOC	2,163	2,164
Real estate installment loans	11,706	11,944
Total consumer real estate	13,869	14,108
Credit card and other (b)	570	580
Loans and leases	$65,330	$64,156
Allowance for loan and lease losses	(709)	(738)
Net loans and leases	$64,621	$63,418

(a)Includes equipment financing leases of $1.5 billion for both June 30, 2026 and December 31, 2025.
(b)Includes $153 million and $143 million of commercial credit card balances as of June 30, 2026 and December 31, 2025, respectively.

Restrictions
Loans and leases with carrying values of $45.7 billion and $45.1 billion were pledged as collateral for borrowings at June 30, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of June 30, 2026, FHN had loans to mortgage companies of $4.8 billion and loans to finance and insurance companies of $4.3 billion. As a result, 24% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

16	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
probability of loss is high and collection of the full amount is improbable.
The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of June 30, 2026 and December 31, 2025.

C&I PORTFOLIO
	June 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$2,964	$4,743	$2,494	$2,247	$2,812	$5,504	$4,737	$9,995	$225	$35,721
Special Mention (PD grade 13)	2	19	59	62	30	70	22	99	9	372
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	16	96	100	112	242	324	—	308	5	1,203
Total C&I loans	$2,982	$4,858	$2,653	$2,421	$3,084	$5,898	$4,759	$10,402	$239	$37,296

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$4,492	$5,124	$2,012	$2,706	$1,749	$3,997	$4,703	$9,448	$210	$34,441
Special Mention (PD grade 13)	7	55	42	78	30	61	—	123	6	402
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	52	86	92	207	152	182	—	283	8	1,062
Total C&I loans	$4,551	$5,265	$2,146	$2,991	$1,931	$4,240	$4,703	$9,854	$224	$35,905

(a) LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.

CRE PORTFOLIO
	June 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,022	$1,672	$978	$1,473	$2,086	$4,925	$305	$59	$12,520
Special Mention (PD grade 13)	—	—	—	36	10	49	—	—	95
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	—	—	13	85	478	370	34	—	980
Total CRE loans	$1,022	$1,672	$991	$1,594	$2,574	$5,344	$339	$59	$13,595

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,362	$1,011	$1,726	$2,314	$1,873	$3,457	$293	$93	$12,129
Special Mention (PD grade 13)	—	—	1	191	92	88	33	—	405
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	10	11	9	480	152	321	46	—	1,029
Total CRE loans	$1,372	$1,022	$1,736	$2,985	$2,117	$3,866	$372	$93	$13,563

17	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of June 30, 2026 and December 31, 2025. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following table classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	June 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$529	$919	$918	$1,316	$1,984	$3,778	$1,510	$77	$11,031
FICO score 720-739	52	83	65	86	85	231	162	12	776
FICO score 700-719	36	64	40	86	88	210	127	11	662
FICO score 660-699	26	76	60	68	106	224	135	21	716
FICO score 620-659	8	33	27	30	34	116	38	11	297
FICO score less than 620	10	22	27	44	43	182	37	22	387
Total consumer real estate loans	$661	$1,197	$1,137	$1,630	$2,340	$4,741	$2,009	$154	$13,869

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$920	$922	$1,330	$1,830	$1,430	$1,924	$1,551	$75	$9,982
FICO score 720-739	119	139	173	250	193	324	182	17	1,397
FICO score 700-719	94	90	125	202	159	250	134	14	1,068
FICO score 660-699	92	128	145	163	90	268	115	19	1,020
FICO score 620-659	9	11	10	16	18	102	22	5	193
FICO score less than 620	25	25	20	19	23	306	15	15	448
Total consumer real estate loans	$1,259	$1,315	$1,803	$2,480	$1,913	$3,174	$2,019	$145	$14,108

18	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of June 30, 2026 and December 31, 2025.

CREDIT CARD & OTHER PORTFOLIO
	June 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$7	$19	$7	$8	$3	$14	$192	$8	$258
FICO score 720-739	5	2	1	—	1	3	23	—	35
FICO score 700-719	1	2	1	1	—	2	24	2	33
FICO score 660-699	—	2	1	1	—	3	23	1	31
FICO score 620-659	—	1	—	—	—	1	8	1	11
FICO score less than 620	8	6	4	3	2	45	133	1	202
Total credit card and other loans	$21	$32	$14	$13	$6	$68	$403	$13	$570

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$25	$8	$8	$3	$2	$8	$197	$6	$257
FICO score 720-739	2	1	1	—	—	1	13	1	19
FICO score 700-719	2	1	—	1	—	—	12	1	17
FICO score 660-699	1	—	—	—	—	1	6	1	9
FICO score 620-659	1	1	—	—	—	—	7	1	10
FICO score less than 620	5	4	4	3	2	48	202	—	268
Total credit card and other loans	$36	$15	$13	$7	$4	$58	$437	$10	$580

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

19	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on June 30, 2026 and December 31, 2025.

ACCRUING & NON-ACCRUING LOANS AND LEASES
	June 30, 2026
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$32,299	$32	$1	$32,332	$123	$22	$60	$205	$32,537
Loans to mortgage companies	4,758	1	—	4,759	—	—	—	—	4,759
Total commercial, financial, and industrial	37,057	33	1	37,091	123	22	60	205	37,296
Commercial real estate:
CRE (b)	13,400	11	—	13,411	173	—	11	184	13,595
Consumer real estate:
HELOC (c)	2,114	10	—	2,124	19	9	11	39	2,163
Real estate installment loans (d)	11,572	32	—	11,604	37	22	43	102	11,706
Total consumer real estate	13,686	42	—	13,728	56	31	54	141	13,869
Credit card and other:
Credit card	230	3	1	234	—	—	—	—	234
Other	333	2	—	335	1	—	—	1	336
Total credit card and other	563	5	1	569	1	—	—	1	570
Total loans and leases	$64,706	$91	$2	$64,799	$353	$53	$125	$531	$65,330

	December 31, 2025
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,943	$34	$1	$30,978	$120	$35	$69	$224	$31,202
Loans to mortgage companies	4,703	—	—	4,703	—	—	—	—	4,703
Total commercial, financial, and industrial	35,646	34	1	35,681	120	35	69	224	35,905
Commercial real estate:
CRE (b)	13,321	3	—	13,324	218	11	10	239	13,563
Consumer real estate:
HELOC (c)	2,115	14	—	2,129	17	7	11	35	2,164
Real estate installment loans (d)	11,806	27	6	11,839	40	9	56	105	11,944
Total consumer real estate	13,921	41	6	13,968	57	16	67	140	14,108
Credit card and other:
Credit card	224	3	1	228	—	—	—	—	228
Other	349	2	—	351	—	—	1	1	352
Total credit card and other	573	5	1	579	—	—	1	1	580
Total loans and leases	$63,461	$83	$8	$63,552	$395	$62	$147	$604	$64,156

(a)    $182 million and $211 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
(b)    $183 million and $238 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, FHN had commercial loans with amortized cost of approximately $311 million and $400 million, respectively, that were based on the value of underlying collateral. Collateral-

20	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
dependent C&I and CRE loans totaled $126 million and $185 million, respectively, at June 30, 2026. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three and six months ended June 30, 2026, FHN recognized charge-offs of $27 million and $46 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $5 million and $43 million, respectively, as of June 30, 2026 and $5 million and $46 million, respectively, as of December 31, 2025. Charge-offs relating to collateral-dependent consumer loans were $1 million for the six months ended June 30, 2026 and not significant for the six months ended June 30, 2025.
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
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made as of June 30, 2026 and June 30, 2025.

21	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
	Amortized Cost
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal Forgiven/Payment Deferred	Combination (a)	Total	% of Total Class
As of June 30, 2026
C&I	$—	$104	$—	$21	$125	0.34%
CRE	—	38	—	2	40	0.29
Consumer real estate	—	—	2	—	2	0.01
Total	$—	$142	$2	$23	$167	0.26%

As of June 30, 2025
C&I	$—	$122	$—	$—	$122	0.36%
CRE	47	124	—	33	204	1.46
Consumer real estate	—	—	—	1	1	0.01
Total	$47	$246	$—	$34	$327	0.52%

(a) Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty.

FINANCIAL EFFECT OF LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY (a)
				Combination
(Dollars in millions)	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)	Amount of Principal Forgiven/Payment Deferred	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)
As of June 30, 2026
C&I	—%	1.12	$—	0.04%	1.27
CRE	—	1.68	—	0.67	4.63
Consumer real estate	—	0.00	2	—	0.00

As of June 30, 2025
C&I	—%	1.10	$—	—%	0.00
CRE	0.65	1.30	—	0.96	2.00
Consumer real estate	—	0.00	—	4.08	11.20

(a) Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

Loan modifications to borrowers experiencing financial difficulty that had a payment default during the period and were modified in the 12 months before default totaled $8 million and $1 million for the six months ended June 30, 2026 and June 30, 2025, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

22	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table depicts the performance of loans that have been modified in the last 12 months.

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	June 30, 2026

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$152	$7	$—	$19	$178
CRE	104	—	—	38	142
Consumer Real Estate	1	—	—	3	4
Total	$257	$7	$—	$60	$324

	June 30, 2025

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$127	$8	$—	$27	$162
CRE	247	—	—	148	395
Consumer Real Estate	1	—	—	1	2
Total	$375	$8	$—	$176	$559

23	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR and the related allowance for expected credit losses are included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and six months ended June 30, 2026 and 2025 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The decrease in the ACL balance as of June 30, 2026, as compared to December 31, 2025, was driven in part by improvements in certain macroeconomic factors, continued loan resolutions, and positive grade migration in the CRE portfolio. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple scenarios for its macroeconomic inputs, including a baseline scenario, an upside scenario, and a downside scenario from Moody’s. As of June 30, 2026, among other things, FHN's scenario selection process factored in GDP, inflation, employment, and real estate prices. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. Smaller weights were placed on the FHN-selected downside scenario and on the FHN-selected upside scenario.

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

24	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and six months ended June 30, 2026 and 2025.

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended June 30, 2026
Allowance for loan and lease losses:
Balance as of April 1, 2026	$353	$156	$201	$20	$730
Charge-offs	(32)	(3)	(1)	(5)	(41)
Recoveries	5	—	2	1	8
Provision (benefit) for loan and lease losses	24	(3)	(12)	3	12
Balance as of June 30, 2026	$350	$150	$190	$19	$709

Reserve for remaining unfunded commitments:
Balance as of April 1, 2026	$80	$7	$9	$—	$96
Provision (benefit) for remaining unfunded commitments	4	—	(1)	—	3
Balance as of June 30, 2026	84	7	8	—	99
Allowance for credit losses as of June 30, 2026	$434	$157	$198	$19	$808

	Three Months Ended June 30, 2025
Allowance for loan and lease losses:
Balance as of April 1, 2025	$345	$225	$230	$22	$822
Charge-offs	(28)	(7)	(2)	(6)	(43)
Recoveries	6	—	1	2	9
Provision (benefit) for loan and lease losses	24	(5)	4	3	26
Balance as of June 30, 2025	$347	$213	$233	$21	$814

Reserve for remaining unfunded commitments:
Balance as of April 1, 2025	$63	$9	$11	$—	$83
Provision (benefit) for remaining unfunded commitments	5	1	(2)	—	4
Balance as of June 30, 2025	68	10	9	—	87
Allowance for credit losses as of June 30, 2025	$415	$223	$242	$21	$901

25	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Six Months Ended June 30, 2026
Allowance for loan and lease losses:
Balance as of January 1, 2026	$335	$177	$206	$20	$738
Charge-offs	(68)	(7)	(2)	(9)	(86)
Recoveries	19	—	4	2	25
Provision (benefit) for loan and lease losses	64	(20)	(18)	6	32
Balance as of June 30, 2026	$350	$150	$190	$19	$709

Reserve for remaining unfunded commitments:
Balance as of January 1, 2026	$81	$11	$9	$—	$101
Provision (benefit) for remaining unfunded commitments	3	(4)	(1)	—	(2)
Balance as of June 30, 2026	84	7	8	—	99
Allowance for credit losses as of June 30, 2026	$434	$157	$198	$19	$808

	Six Months Ended June 30, 2025
Allowance for loan and lease losses:
Balance as of January 1, 2025	$345	$227	$221	$22	$815
Charge-offs	(62)	(10)	(2)	(10)	(84)
Recoveries	12	3	3	3	21
Provision (benefit) for loan and lease losses	52	(7)	11	6	62
Balance as of June 30, 2025	$347	$213	$233	$21	$814

Reserve for remaining unfunded commitments:
Balance as of January 1, 2025	$57	$11	$11	$—	$79
Provision (benefit) for remaining unfunded commitments	11	(1)	(2)	—	8
Balance as of June 30, 2025	68	10	9	—	87
Allowance for credit losses as of June 30, 2025	$415	$223	$242	$21	$901

The following table presents gross charge-offs by year of origination for the six months ended June 30, 2026 and 2025.

GROSS CHARGE-OFFS
	Six Months Ended June 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total
C&I	$2	$—	$32	$13	$4	$11	$6	$68
CRE	—	—	—	—	1	6	—	7
Consumer real estate	—	—	—	1	—	1	—	2
Credit card and other	4	1	—	—	—	1	3	9
Total	$6	$1	$32	$14	$5	$19	$9	$86

	Six Months Ended June 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
C&I	$3	$3	$1	$7	$19	$26	$3	$62
CRE	—	—	—	5	—	5	—	10
Consumer real estate	—	—	1	1	—	—	—	2
Credit card and other	3	—	—	1	2	1	3	10
Total	$6	$3	$2	$14	$21	$32	$6	$84

26	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
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
FHN records estimated losses related to prior mortgage loan sales within a repurchase and foreclosure accrual. FHN estimates losses based on prior origination levels, losses recognized upon repurchases, and the impact of current economic conditions on estimated loss content. Based on currently available information and experience to date, FHN evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and accrued for losses of $12 million as of both June 30, 2026 and December 31, 2025.
At June 30, 2026, FHN had approximately $25 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2026 and 2025, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the following table, which summarizes activity relating to residential mortgage loans held for sale for the six months ended June 30, 2026 and the year ended December 31, 2025.

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	June 30, 2026	December 31, 2025
Balance at beginning of period	$147	$81
Originations and purchases	641	1,253
Sales, net of gains	(704)	(1,187)
Balance at end of period	$84	$147

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of June 30, 2026 and December 31, 2025.

MORTGAGE SERVICING RIGHTS
	June 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$28	$(8)	$20	$23	$(7)	$16

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of June 30, 2026 and December 31, 2025. Total mortgage servicing fees included in mortgage banking income were $1 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

27	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

GOODWILL
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2024	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2025	$1,217	$293	$1,510
Additions	—	—	—
June 30, 2026	$1,217	$293	$1,510

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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.

OTHER INTANGIBLE ASSETS
	June 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$354	$(279)	$75	$354	$(264)	$90
Client relationships	32	(21)	11	32	(20)	12
Other (a)	11	(8)	3	11	(8)	3
Total	$397	$(308)	$89	$397	$(292)	$105

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

28	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.

PREFERRED STOCK
(Dollars in millions)								June 30, 2026	December 31, 2025
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series C	7/2/2020	5/1/2026	6.600%	(b)	Quarterly	—	$—	$—	$59
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series H	3/12/2026	4/10/2031	6.750%		Quarterly	4,000	400	392	—
						7,000	$700	$682	$349

(a)Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b)On May 1, 2026, FHN redeemed all outstanding shares of its Series C Preferred Stock. The fixed dividend rate was set to convert to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%) on May 1, 2026.

FHN redeemed all outstanding shares of its Series C Preferred Stock effective May 1, 2026. The difference between the outstanding liquidation preference amount and the carrying value of the Series C Preferred Stock resulted in $2 million in deemed dividends that were included in net income available to common shareholders and EPS for the three and six months ended June 30, 2026. The Series C redemption date was also a dividend payment date, and the regular Series C quarterly dividend declared in first quarter 2026 was paid separately in the customary manner on May 1, 2026 to shareholders of record at the close of business on April 16, 2026.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock ("Class A Preferred Stock") with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On June 30, 2026 and December 31, 2025, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B ("Class B Preferred Shares"), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At June 30, 2026 and December 31, 2025, the Class B Preferred Shares qualified as Tier 2 capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

29	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following tables provide the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2026 and 2025.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of April 1, 2026	$(526)	$(52)	$(254)	$(832)
Net unrealized gains (losses)	(9)	(13)	—	(22)
Amounts reclassified from AOCI	—	6	2	8
Other comprehensive income (loss)	(9)	(7)	2	(14)
Balance as of June 30, 2026	$(535)	$(59)	$(252)	$(846)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of January 1, 2026	$(512)	$(42)	$(256)	$(810)
Net unrealized gains (losses)	(23)	(30)	—	(53)
Amounts reclassified from AOCI	—	13	4	17
Other comprehensive income (loss)	(23)	(17)	4	(36)
Balance as of June 30, 2026	$(535)	$(59)	$(252)	$(846)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of April 1, 2025	$(666)	$(67)	$(250)	$(983)
Net unrealized gains (losses)	53	7	—	60
Amounts reclassified from AOCI	—	9	2	11
Other comprehensive income (loss)	53	16	2	71
Balance as of June 30, 2025	$(613)	$(51)	$(248)	$(912)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of January 1, 2025	$(782)	$(94)	$(252)	$(1,128)
Net unrealized gains (losses)	169	25	—	194
Amounts reclassified from AOCI	—	18	4	22
Other comprehensive income (loss)	169	43	4	216
Balance as of June 30, 2025	$(613)	$(51)	$(248)	$(912)

30	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows.

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI	2026	2025	2026	2025	Affected line item in the Consolidated Statements of Income
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$8	$12	$17	$24	Interest and fees on loans and leases
Tax expense (benefit)	(2)	(3)	(4)	(6)	Income tax expense
	6	9	13	18
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$2	$3	$5	$6	Other expense
Tax expense (benefit)	—	(1)	(1)	(2)	Income tax expense
	2	2	4	4
Total reclassification from AOCI	$8	$11	$17	$22

31	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings per common share were as follows.

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share data; shares in thousands)	2026	2025	2026	2025
Net income	$274	$245	$541	$467
Net income attributable to noncontrolling interest	4	4	7	8
Net income attributable to controlling interest	270	241	534	459
Preferred stock dividends	10	8	16	13
Net income available to common shareholders	$260	$233	$518	$446

Weighted average common shares outstanding—basic	474,841	508,125	477,559	512,596
Effect of dilutive restricted stock, performance equity awards and options	5,262	5,481	5,775	6,105
Weighted average common shares outstanding—diluted	480,103	513,606	483,334	518,701

Basic earnings per common share	$0.55	$0.46	$1.08	$0.87
Diluted earnings per common share	$0.54	$0.45	$1.07	$0.86

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive (the exercise price was higher than the weighted-average market price for the period) or the performance conditions have not been met.

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2026	2025	2026	2025
Stock options excluded from the calculation of diluted EPS	—	—	—	—
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$—	$—	$—	$—
Other equity awards excluded from the calculation of diluted EPS	1,981	3,522	1,415	2,752

32	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At June 30, 2026, the aggregate amount of liabilities established for all such loss contingency matters was $1 million.
In each material litigation-related loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At June 30, 2026, FHN estimates that for all material litigation-related loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

33	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
Note 11—Retirement Plans
FHN sponsors a noncontributory, qualified defined benefit pension plan for associates hired or rehired on or before September 1, 2007. Pension benefits are based on years of service, average compensation near retirement or other termination, and estimated Social Security benefits at age 65. Benefits under the plan are “frozen” so that years of service and compensation changes after 2012 do not affect the benefit owed. Minimum contributions are based upon actuarially determined amounts necessary to fund the total benefit obligation. Decisions to contribute to the plan are based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. FHN made no contributions to the qualified pension plan in 2025. Management does not currently anticipate that FHN will make a contribution to the qualified pension plan in 2026.
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
The components of net periodic benefit cost for the three and six months ended June 30, 2026 and 2025 were as follows.

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Components of net periodic benefit cost
Interest cost	$7	$8	$15	$16
Expected return on plan assets	(8)	(8)	(16)	(16)
Amortization of unrecognized:
Actuarial (gain) loss	3	3	6	6
Net periodic benefit cost	$2	$3	$5	$6

34	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
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

35	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
the impacts from all consolidated tax matters, which are not allocated, in addition to all other methodologies affecting pre-tax income among reported segments (e.g., FTP and cost allocations).
The following table presents financial information for each reportable business segment for the three and six months ended June 30, 2026 and 2025.

SEGMENT FINANCIAL INFORMATION
	Three Months Ended June 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$807	$148	$75	$1,030
Interest expense	230	23	101	354
Funds transfer pricing	77	(58)	(19)	—
Net interest income (expense)	654	67	(45)	676
Noninterest income	123	58	30	211
Total revenues	777	125	(15)	887
Noninterest expense (a)	376	79	77	532
Pre-provision net revenue (b)	401	46	(92)	355
Provision (benefit) for credit losses	1	23	(9)	15
Income (loss) before income taxes	400	23	(83)	340
Income tax expense (benefit)	96	5	(35)	66
Net income (loss)	$304	$18	$(48)	$274
Average assets	$59,991	$10,544	$13,562	$84,097
Depreciation and amortization	10	1	9	20
Expenditures for long-lived assets	7	—	12	19

	Three Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$826	$140	$78	$1,044
Interest expense	295	26	82	403
Funds transfer pricing	112	(56)	(56)	—
Net interest income (expense)	643	58	(60)	641
Noninterest income	113	53	23	189
Total revenues	756	111	(37)	830
Noninterest expense (a)	355	75	61	491
Pre-provision net revenue (b)	401	36	(98)	339
Provision (benefit) for credit losses	13	6	11	30
Income (loss) before income taxes	388	30	(109)	309
Income tax expense (benefit)	92	7	(35)	64
Net income (loss)	$296	$23	$(74)	$245
Average assets	$58,737	$9,308	$13,913	$81,958
Depreciation and amortization	7	2	11	20
Expenditures for long-lived assets	5	—	2	7

(a)2026 includes $5 million in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment. 2025 includes an FDIC special assessment expense credit of $1 million and a $4 million expense credit related to an accrual release in deferred compensation in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

36	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$1,594	$285	$156	$2,035
Interest expense	461	48	182	691
Funds transfer pricing	171	(108)	(63)	—
Net interest income (expense)	1,304	129	(89)	1,344
Noninterest income	242	122	41	405
Total revenues	1,546	251	(48)	1,749
Noninterest expense (a)	744	162	130	1,036
Pre-provision net revenue (b)	802	89	(178)	713
Provision (benefit) for credit losses	9	32	(11)	30
Income (loss) before income taxes	793	57	(167)	683
Income tax expense (benefit)	190	13	(61)	142
Net income (loss)	$603	$44	$(106)	$541
Average assets	$59,496	$10,304	$13,774	$83,574
Depreciation and amortization	22	2	17	41
Expenditures for long-lived assets	14	—	14	28

	Six Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$1,639	$264	$155	$2,058
Interest expense	585	55	146	786
Funds transfer pricing	222	(102)	(120)	—
Net interest income (expense)	1,276	107	(111)	1,272
Noninterest income	223	113	34	370
Total revenues	1,499	220	(77)	1,642
Noninterest expense (a)	699	150	129	978
Pre-provision net revenue (b)	800	70	(206)	664
Provision (benefit) for credit losses	51	9	10	70
Income (loss) before income taxes	749	61	(216)	594
Income tax expense (benefit)	178	15	(66)	127
Net income (loss)	$571	$46	$(150)	$467
Average assets	$58,727	$8,903	$13,834	$81,464
Depreciation and amortization	17	4	20	41
Expenditures for long-lived assets	10	1	5	16

(a)2026 includes $5 million in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment. 2025 includes a $4 million expense credit related to an accrual release in deferred compensation, and $5 million in derivative valuation adjustments related to prior Visa Class B share sales in the Corporate segment.
(b)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.

37	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and six months ended June 30, 2026 and 2025.

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended June 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$46	$—	$46
Deposit transactions and cash management	40	1	2	43
Brokerage, management fees and commissions	31	—	—	31
Card and digital banking fees	16	—	2	18
Other service charges and fees	15	—	—	15
Deferred compensation income	—	—	15	15
Trust services and investment management	13	—	1	14
Mortgage banking income	—	9	—	9
Other income (b)	8	2	10	20
Total noninterest income	$123	$58	$30	$211

	Three Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$42	$—	$42
Deposit transactions and cash management	39	—	2	41
Brokerage, management fees and commissions	26	—	—	26
Card and digital banking fees	16	—	3	19
Other service charges and fees	13	1	—	14
Deferred compensation income	—	—	8	8
Trust services and investment management	12	—	1	13
Mortgage banking income	—	10	—	10
Other income (b)	7	—	9	16
Total noninterest income	$113	$53	$23	$189

(a)2026 and 2025 include $11 million and $9 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Includes letter of credit fees and insurance commissions in scope of ASC 606.

38	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$99	$—	$99
Deposit transactions and cash management	80	2	4	86
Brokerage, management fees and commissions	60	—	—	60
Card and digital banking fees	31	—	5	36
Other service charges and fees	30	1	—	31
Deferred compensation income	—	—	12	12
Trust services and investment management	26	—	1	27
Mortgage banking income	—	18	—	18
Other income (b)	15	2	19	36
Total noninterest income	$242	$122	$41	$405

	Six Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$91	$—	$91
Deposit transactions and cash management	76	1	4	81
Brokerage, management fees and commissions	52	—	—	52
Card and digital banking fees	32	—	5	37
Other service charges and fees	25	1	—	26
Deferred compensation income	—	—	5	5
Trust services and investment management	24	—	1	25
Mortgage banking income	—	18	—	18
Other income (b)	14	2	19	35
Total noninterest income	$223	$113	$34	$370

(a)2026 and 2025 include $22 million and $18 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Includes letter of credit fees and insurance commissions in scope of ASC 606.

39	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present a disaggregation of FHN's noninterest expense by reportable segment for the three and six months ended June 30, 2026 and 2025.

NONINTEREST EXPENSE DETAIL BY SEGMENT
	Three Months Ended June 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$142	$52	$110	$304
Computer software	9	2	29	40
Net occupancy expense	19	2	15	36
Operations services	4	6	16	26
Legal and professional fees	3	1	14	18
Advertising and public relations	—	—	17	17
Deposit insurance expense	—	—	12	12
Equipment expense	3	—	8	11
Amortization of intangible assets	8	—	—	8
Other expense	16	9	35	60
Cost allocations	172	7	(179)	—
Total noninterest expense	$376	$79	$77	$532

	Three Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$133	$52	$97	$282
Computer software	8	2	24	34
Net occupancy expense	20	2	12	34
Operations services	4	6	13	23
Legal and professional fees	3	1	13	17
Advertising and public relations	2	—	12	14
Deposit insurance expense	—	—	12	12
Equipment expense	3	—	8	11
Amortization of intangible assets	9	—	1	10
Other expense	18	7	29	54
Cost allocations	155	5	(160)	—
Total noninterest expense	$355	$75	$61	$491

40	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Six Months Ended June 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$284	$108	$201	$593
Computer software	17	4	56	77
Net occupancy expense	38	4	29	71
Operations services	8	12	32	52
Legal and professional fees	7	2	25	34
Advertising and public relations	1	—	26	27
Deposit insurance expense	—	—	25	25
Equipment expense	6	1	15	22
Amortization of intangible assets	16	—	—	16
Other expense	31	16	72	119
Cost allocations	336	15	(351)	—
Total noninterest expense	$744	$162	$130	$1,036

	Six Months Ended June 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$268	$103	$190	$561
Computer software	15	3	48	66
Net occupancy expense	41	4	24	69
Operations services	8	11	27	46
Legal and professional fees	6	2	23	31
Advertising and public relations	3	—	21	24
Deposit insurance expense	—	—	25	25
Equipment expense	5	1	16	22
Amortization of intangible assets	17	1	2	20
Other expense	39	13	62	114
Cost allocations	297	12	(309)	—
Total noninterest expense	$699	$150	$129	$978

41	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of June 30, 2026 and December 31, 2025.

CONSOLIDATED VIEs
(Dollars in millions)	June 30, 2026	December 31, 2025
Assets:
Other assets	$208	$202

Liabilities:
Other liabilities	$187	$176

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

42	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 for investments accounted for under the proportional amortization method. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Income tax expense (benefit):
Amortization of qualifying investments	$21	$17	$42	$35
Tax credits	(24)	(21)	(47)	(40)
Other tax benefits related to qualifying investments	(2)	(3)	(5)	(5)

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

43	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
primary beneficiary because its ownership interests in the trusts are not considered variable interests as they are not considered “at risk”. Consequently, none of the trusts are consolidated by FHN.
SBA Interest-Only Strip Proprietary Securitizations
As part of its market making activities for government guaranteed loans, FHN often strips a portion of the interest from the guaranteed portion of an SBA loan and recognizes the resulting interest-only strip in trading assets. In response to investor preferences, FHN periodically executes proprietary securitization transactions that involve the pooling of interest-only strips to support securities issued by an associated trust. FHN has no contractual requirements to provide financial support to the trust. Based on their restrictive nature, the trusts are considered VIEs as the holders of equity at risk do not have the power through voting rights, or similar rights, to direct the activities that most significantly impact a trust’s economic performance. To the extent that a portion of the resultant securities are retained for a period of time after a securitization, FHN has a potentially significant variable interest in a securitization trust depending on the size of the retained holdings. Once a sufficient volume of securities has been sold to investors, FHN relinquishes unilateral control of the limited voting rights held by a trust’s security holders. After that point, since FHN does not retain servicing or other decision-making rights, FHN is not considered the primary beneficiary as it does not have the power to direct the activities that most significantly impact the trust’s economic performance.
The following tables summarize FHN’s nonconsolidated VIEs as of June 30, 2026 and December 31, 2025.

NONCONSOLIDATED VIEs AT JUNE 30, 2026
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$730	$244	(a)
Other tax credit investments (b)	90	74	Other assets
Small issuer trust preferred holdings (c)	154	—	Loans and leases
On-balance sheet trust preferred securitization	23	91	(d)
Holdings of agency mortgage-backed securities (c)	7,661	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	321	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $486 million of current investments and $244 million of accrued contractual funding commitments. Current investments are recognized in other assets. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $1 million classified as trading securities, which are offset by $91 million classified as term borrowings.
(e)Includes $376 million classified as trading securities, $1.2 billion classified as securities held to maturity, and $6.1 billion classified as securities available for sale.
(f)Maximum loss exposure represents $320 million of current receivables with $1 million in additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
(g)No exposure to loss due to nature of FHN's involvement.

44	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES

NONCONSOLIDATED VIEs AT DECEMBER 31, 2025
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$733	$260	(a)
Other tax credit investments (b)	92	74	Other assets
Small issuer trust preferred holdings (c)	166	—	Loans and leases
On-balance sheet trust preferred securitization	25	89	(d)
Holdings of agency mortgage-backed securities (c)	8,405	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	478	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

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
(g)No exposure to loss due to nature of FHN's involvement.

45	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On June 30, 2026 and December 31, 2025, respectively, FHN had $312 million and $243 million of cash receivables and $17 million and $20 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

46	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $37 million and $34 million for the three months ended June 30, 2026 and 2025, and $83 million and $70 million for the six months ended June 30, 2026 and 2025, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income.
The following table summarizes derivatives associated with FHNF's trading activities as of June 30, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH TRADING
	June 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,117	$6	$121
Offsetting upstream interest rate contracts	4,306	86	6
Forwards and futures purchased	2,445	5	2
Forwards and futures sold	2,430	2	5

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,301	$22	$104
Offsetting upstream interest rate contracts	4,446	70	22
Forwards and futures purchased	1,937	7	—
Forwards and futures sold	2,210	—	8

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
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of June 30, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	June 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,277	$13	$215
Offsetting upstream interest rate contracts	8,277	214	13

47	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,851	$43	$185
Offsetting upstream interest rate contracts	8,151	184	43

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and six months ended June 30, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(40)	$64	$(61)	$175
Offsetting upstream interest rate contracts (a)	40	(64)	61	(175)

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of June 30, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	June 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$2	$48
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

48	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$14
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and six months ended June 30, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(9)	$21	$(24)	$57
Gain (loss) recognized in other comprehensive income (loss)	(13)	7	(30)	25
Gain (loss) reclassified from AOCI into interest income	6	9	13	18

(a)Approximately $27 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	June 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$112	$1	$—
Forward contracts written	120	—	—

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$82	$1	$—
Forward contracts written	135	—	—

49	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and six months ended June 30, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$(1)	$—	$(2)	$(1)
Forward contracts written	—	—	1	(2)

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of June 30, 2026 and December 31, 2025, the derivative liabilities associated with the sales of Visa Class B shares were $21 million and $25 million, respectively. FHN recognized $5 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the three and six months ended June 30, 2026 and $25 million for the year ended December 31, 2025. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of June 30, 2026 and December 31, 2025, these loans were valued at $23 million and $19 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of June 30, 2026 and December 31, 2025, the notional values of FHN’s risk participations were $326 million and $184 million of derivative assets and $1.1 billion and $1.0 billion of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at June 30, 2026 and December 31, 2025, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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

50	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $3 million of assets and $118 million of liabilities on June 30, 2026, and $10 million of assets and $92 million of liabilities on December 31, 2025. As of June 30, 2026 and December 31, 2025, FHN had received collateral of $52 million and $68 million and posted collateral of $69 million and $52 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $3 million of assets and $118 million of liabilities on June 30, 2026, and $11 million of assets and $92 million of liabilities on December 31, 2025. As of June 30, 2026 and December 31, 2025, FHN had received collateral of $52 million and $68 million and posted collateral of $69 million and $52 million, respectively, in the normal course of business related to these contracts.
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

51	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
June 30, 2026
Interest rate derivative contracts	$321	$—	$321	$(63)	$(242)	$16
Forward contracts	7	—	7	(3)	(1)	3
	$328	$—	$328	$(66)	$(243)	$19

December 31, 2025
Interest rate derivative contracts	$320	$—	$320	$(79)	$(209)	$32
Forward contracts	7	—	7	(4)	(1)	2
	$327	$—	$327	$(83)	$(210)	$34

(a)Included in other assets on the Consolidated Balance Sheets. As of both June 30, 2026 and December 31, 2025, less than $1 million of derivative assets has been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
June 30, 2026
Interest rate derivative contracts	$403	$—	$403	$(63)	$(110)	$230
Forward contracts	7	—	7	(3)	(3)	1
	$410	$—	$410	$(66)	$(113)	$231

December 31, 2025
Interest rate derivative contracts	$368	$—	$368	$(79)	$(94)	$195
Forward contracts	8	—	8	(4)	(4)	—
	$376	$—	$376	$(83)	$(98)	$195

(a)Included in other liabilities on the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, $22 million and $26 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

52	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of June 30, 2026 and December 31, 2025.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
June 30, 2026	$509	$—	$509	$—	$(505)	$4
December 31, 2025	613	—	613	(5)	(604)	4

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of June 30, 2026 and December 31, 2025.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
June 30, 2026	$1,333	$—	$1,333	$—	$(1,333)	$—
December 31, 2025	1,973	—	1,973	(5)	(1,968)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

53	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of June 30, 2026 and December 31, 2025.

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	June 30, 2026
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
Government agency issued MBS	$1,093	$—	$1,093
Government agency issued CMO	216	—	216
Other U.S. government agencies	24	—	24
Total securities sold under agreements to repurchase	$1,333	$—	$1,333

	December 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$5	$—	$5
Government agency issued MBS	1,558	—	1,558
Government agency issued CMO	386	—	386
Other U.S. government agencies	24	—	24
Total securities sold under agreements to repurchase	$1,973	$—	$1,973

54	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

55	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	June 30, 2026
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
Government agency issued MBS	$—	$146	$—	$146
Government agency issued CMO	—	230	—	230
Other U.S. government agencies	—	109	—	109
States and municipalities	—	74	—	74
Corporate and other debt	—	803	—	803
Equity, mutual funds, and other	—	21	—	21
SBA interest-only strips	—	—	34	34
Total trading securities	—	1,383	34	1,417
Loans held for sale (elected fair value)	—	74	14	88
Securities available for sale:
Government agency issued MBS	—	3,390	—	3,390
Government agency issued CMO	—	2,706	—	2,706
Other U.S. government agencies	—	1,451	—	1,451
States and municipalities	—	326	—	326
Total securities available for sale	—	7,873	—	7,873
Other assets:
Deferred compensation mutual funds	110	—	—	110
Equity, mutual funds, and other	3	—	—	3
Derivatives, forwards and futures	7	—	—	7
Derivatives, interest rate contracts	—	321	—	321
Total other assets	120	321	—	441
Total assets	$120	$9,651	$48	$9,819
Trading liabilities:
U.S. treasuries	$—	$469	$—	$469
Government agency issued CMO	—	2	—	2
Corporate and other debt	—	61	—	61
Equity, mutual funds, and other	—	1	—	1
Total trading liabilities	—	533	—	533
Other liabilities:
Derivatives, forwards and futures	7	—	—	7
Derivatives, interest rate contracts	—	403	—	403
Derivatives, other	—	—	22	22
Total other liabilities	7	403	22	432
Total liabilities	$7	$936	$22	$965

56	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$8	$—	$8
Government agency issued MBS	—	352	—	352
Government agency issued CMO	—	326	—	326
Other U.S. government agencies	—	157	—	157
States and municipalities	—	86	—	86
Corporate and other debt	—	930	—	930
SBA interest-only strips	—	—	45	45
Total trading securities	—	1,859	45	1,904
Loans held for sale (elected fair value)	—	137	14	151
Securities available for sale:
Government agency issued MBS	—	3,641	—	3,641
Government agency issued CMO	—	2,869	—	2,869
Other U.S. government agencies	—	1,317	—	1,317
States and municipalities	—	338	—	338
Total securities available for sale	—	8,165	—	8,165
Other assets:
Deferred compensation mutual funds	110	—	—	110
Equity, mutual funds, and other	37	—	—	37
Derivatives, forwards and futures	7	—	—	7
Derivatives, interest rate contracts	—	320	—	320
Total other assets	154	320	—	474
Total assets	$154	$10,481	$59	$10,694
Trading liabilities:
U.S. treasuries	$—	$492	$—	$492
Corporate and other debt	—	115	—	115
Total trading liabilities	—	607	—	607
Other liabilities:
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	368	—	368
Derivatives, other	—	—	25	25
Total other liabilities	9	368	25	402
Total liabilities	$9	$975	$25	$1,009

57	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended June 30, 2026 and 2025 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Three Months Ended June 30, 2026
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2026	$35		$14		$(18)
Total net gains (losses) included in net income	(3)		—		(5)
Settlements	—		—		1
Net transfers into (out of) Level 3	2	(b)	—		—
Balance on June 30, 2026	$34		$14		$(22)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(5)	(d)

	Three Months Ended June 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on April 1, 2025	$22		$13		$(18)
Total net gains (losses) included in net income	(2)		—		—
Sales	—		(1)		—
Settlements	—		—		5
Net transfers into (out of) Level 3	7	(b)	—		—
Balance on June 30, 2025	$27		$12		$(13)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$—	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into (out of) Level 3 SBA interest-only strips reflect transfers from (to) SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

58	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2026 and 2025 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Six Months Ended June 30, 2026
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2026	$45		$14		$(25)
Total net gains (losses) included in net income	(5)		—		(5)
Settlements	—		—		8
Net transfers into (out of) Level 3	(6)	(b)	—		—
Balance on June 30, 2026	$34		$14		$(22)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(5)	(d)

	Six Months Ended June 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2025	$23		$16		$(15)
Total net gains (losses) included in net income	(4)		—		(5)
Sales	(3)		(5)		—
Settlements	—		—		7
Net transfers into (out of) Level 3	11	(b)	1		—
Balance on June 30, 2025	$27		$12		$(13)
Net unrealized gains (losses) included in net income	$(2)	(c)	$—	(a)	$(5)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income.
(b)Transfers into (out of) Level 3 SBA interest-only strips reflect transfers from (to) SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income.
(d)Included in other expense on the Consolidated Statements of Income.

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of June 30, 2026 and 2025.

59	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at June 30, 2026
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$392	$—	$392
Loans and leases (a)	—	—	336	336
OREO (b)	—	—	2	2

	Carrying value at December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$233	$—	$233
Loans and leases (a)	—	—	370	370
OREO (b)	—	—	3	3

(a)Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.
(b)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government-insured mortgages.
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and six months ended June 30, 2026 and 2025.

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended June 30,		Net gains (losses) Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Loans held for sale—SBAs and USDA	$(1)	$—	$(1)	$—
Loans and leases (a)	(32)	(16)	(45)	(33)
	$(33)	$(16)	$(46)	$(33)

(a)Write-downs on these loans are recognized as part of provision for credit losses.

60	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three and six months ended June 30, 2026 and 2025.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of June 30, 2026 and December 31, 2025.

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at June 30, 2026	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$34	Discounted cash flow	Constant prepayment rate	16% - 24%	16%
			Bond equivalent yield	5% - 13%	13%
Loans held for sale - residential real estate	$14	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	59% - 76%	66%
			Loss severity trends - First mortgage	0.0% - 0.6% of UPB	0.2%
Derivative liabilities, other	$22	Discounted cash flow	Visa Covered Litigation resolution amount	$1.4 billion - $2.4 billion	$2.1 billion
			Probability of resolution scenarios	5% - 25%	19%
			Time until resolution	12 - 36 months	28 months
Loans and leases (a)	$336	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$2	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

61	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$45	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	4% - 14%	14%
Loans held for sale - residential real estate	$14	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 65%	64%
			Loss severity trends - First mortgage	0.0% - 1.3% of UPB	0.5%
Derivative liabilities, other	$25	Discounted cash flow	Visa Covered Litigation resolution amount	$3.7 billion - $4.5 billion	$4.2 billion
			Probability of resolution scenarios	10% - 25%	20%
			Time until resolution	18 - 48 months	35 months
Loans and leases (a)	$370	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
Derivative Liabilities
In conjunction with pre-2020 sales of Visa Class B shares, FHN and the purchasers entered into derivative transactions whereby FHN will make, or receive, cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. FHN uses a discounted cash flow methodology in order to estimate the fair value of FHN’s derivative liabilities associated with its prior sales of Visa Class B shares. The methodology includes estimation of both the resolution amount for Visa’s Covered Litigation matters and the length of time until the resolution occurs. Significant increases (decreases) in either of these inputs in isolation would result in significantly higher (lower) fair value measurements for the derivative liabilities. Additionally, FHN performs a probability-weighted multiple resolution

62	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	June 30, 2026
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$88	$92	$(4)
Nonaccrual loans	7	11	(4)

	December 31, 2025
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$151	$154	$(3)
Nonaccrual loans	9	12	(3)

Changes in the fair value of residential real estate loans held for sale are included in mortgage banking income within noninterest income in the Consolidated Statements of Income. The following table presents the amounts recognized for the three and six months ended June 30, 2026 and 2025.

63	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$—	$—	$(2)	$2

For the three and six months ended June 30, 2026 and 2025, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income as interest on loans held for sale.
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

64	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Valuations of other derivatives (primarily interest rate contracts) are based on inputs observed in active markets for similar instruments. Typical inputs include benchmark yields, option volatility and option skew. Centrally cleared derivatives are discounted using SOFR as required by clearinghouses. In measuring the fair value of these derivative assets and liabilities, FHN has elected to consider credit risk based on the net exposure to individual counterparties. Credit risk is mitigated for these instruments through the use of mutual margining and master netting agreements as well as collateral posting requirements. For derivative contracts with daily cash margin requirements that are considered settlements, the daily margin amount is netted within derivative assets or liabilities. Any remaining credit risk related to interest rate derivatives is considered in determining fair value through evaluation of additional factors such as client loan grades and debt ratings. Foreign currency related derivatives also utilize observable exchange rates in the determination of fair value. The determination of fair value for FHN’s derivative liabilities associated with its prior sales of Visa Class B shares is classified within Level 3 in the fair value measurements disclosure, as previously discussed in the unobservable inputs discussion.
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

65	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
fair value of tax credit investments is estimated using recent transaction information with adjustments for differences in individual investments. Deferred compensation mutual funds are recognized at fair value, which is based on quoted prices in active markets. Investments in the stock of the Federal Reserve Bank and Federal Home Loan Banks are recognized at historical cost, which is considered to approximate fair value, in the Consolidated Balance Sheets. Investments in mutual funds are measured at the funds’ reported closing net asset values. Investments in equity securities are valued using quoted market prices when available.
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of June 30, 2026 and December 31, 2025 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

66	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	June 30, 2026
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$36,946	$—	$—	$36,765	$36,765
Commercial real estate	13,445	—	—	13,434	13,434
Consumer:
Consumer real estate	13,679	—	—	13,319	13,319
Credit card and other	551	—	—	550	550
Total loans and leases, net of allowance for loan and lease losses	64,621	—	—	64,068	64,068
Short-term financial assets:
Interest-bearing deposits with banks	1,158	1,158	—	—	1,158
Federal funds sold	85	—	85	—	85
Securities purchased under agreements to resell	509	—	509	—	509
Total short-term financial assets	1,752	1,158	594	—	1,752
Trading securities (a)	1,417	—	1,383	34	1,417
Loans held for sale:
Mortgage loans (elected fair value)	88	—	74	14	88
USDA & SBA loans - LOCOM	392	—	393	—	393
Mortgage loans - LOCOM	21	—	—	21	21
Total loans held for sale	501	—	467	35	502
Securities available for sale (a)	7,873	—	7,873	—	7,873
Securities held to maturity	1,189	—	1,038	—	1,038
Derivative assets (a)	328	7	321	—	328
Other assets:
Tax credit investments	820	—	—	763	763
Deferred compensation mutual funds	110	110	—	—	110
Equity, mutual funds, and other (b)	299	3	—	296	299
Total other assets	1,229	113	—	1,059	1,172
Total assets	$78,910	$1,278	$11,676	$65,196	$78,150
Liabilities:
Defined maturity deposits	$10,018	$—	$9,988	$—	$9,988
Trading liabilities (a)	533	—	533	—	533
Short-term financial liabilities:
Federal funds purchased	828	—	828	—	828
Securities sold under agreements to repurchase	1,333	—	1,333	—	1,333
Other short-term borrowings	842	—	842	—	842
Total short-term financial liabilities	3,003	—	3,003	—	3,003
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—New Market Tax Credit investments	74	—	—	72	72
Secured borrowings	9	—	—	9	9
Junior subordinated debentures	153	—	—	150	150
Other long-term borrowings	1,038	—	1,042	—	1,042
Total term borrowings	1,321	—	1,042	278	1,320
Derivative liabilities (a)	432	7	403	22	432
Total liabilities	$15,307	$7	$14,969	$300	$15,276

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $93 million and FRB stock of $203 million.

67	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2025
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$35,570	$—	$—	$35,401	$35,401
Commercial real estate	13,386	—	—	13,289	13,289
Consumer:
Consumer real estate	13,902	—	—	13,707	13,707
Credit card and other	560	—	—	558	558
Total loans and leases, net of allowance for loan and lease losses	63,418	—	—	62,955	62,955
Short-term financial assets:
Interest-bearing deposits with banks	1,125	1,125	—	—	1,125
Federal funds sold	21	—	21	—	21
Securities purchased under agreements to resell	613	—	613	—	613
Total short-term financial assets	1,759	1,125	634	—	1,759
Trading securities (a)	1,904	—	1,859	45	1,904
Loans held for sale:
Mortgage loans (elected fair value)	151	—	137	14	151
USDA & SBA loans - LOCOM	233	—	233	—	233
Mortgage loans - LOCOM	22	—	—	22	22
Total loans held for sale	406	—	370	36	406
Securities available for sale (a)	8,165	—	8,165	—	8,165
Securities held to maturity	1,216	—	1,073	—	1,073
Derivative assets (a)	327	7	320	—	327
Other assets:
Tax credit investments	824	—	—	758	758
Deferred compensation mutual funds	110	110	—	—	110
Equity, mutual funds, and other (b)	281	37	—	244	281
Total other assets	1,215	147	—	1,002	1,149
Total assets	$78,410	$1,279	$12,421	$64,038	$77,738
Liabilities:
Defined maturity deposits	$6,485	$—	$6,466	$—	$6,466
Trading liabilities (a)	607	—	607	—	607
Short-term financial liabilities:
Federal funds purchased	1,039	—	1,039	—	1,039
Securities sold under agreements to repurchase	1,973	—	1,973	—	1,973
Other short-term borrowings	242	—	242	—	242
Total short-term financial liabilities	3,254	—	3,254	—	3,254
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—New Market Tax Credit investments	74	—	—	73	73
Secured borrowings	12	—	—	12	12
Junior subordinated debentures	153	—	—	150	150
Other long-term borrowings	1,035	—	1,058	—	1,058
Total term borrowings	1,321	—	1,058	282	1,340
Derivative liabilities (a)	402	9	368	25	402
Total liabilities	$12,069	$9	$11,753	$307	$12,069

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $41 million and FRB stock of $203 million.

68	2Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of June 30, 2026 and December 31, 2025.

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Unfunded Commitments:
Loan commitments	$23,217	$21,676	$1	$1
Standby and other commitments	822	804	9	10

69	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

70	2Q26 FORM 10-Q REPORT

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
At June 30, 2026, FHN had over 450 business locations in 23 states, including over 400 banking centers in 12 states, and employed approximately 7,400 associates.
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
Financial Performance Summary
Table I.2.1
SELECTED FINANCIAL DATA

	As of or for the three months ended		As of or for the six months ended
(Dollars in millions, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pre-provision net revenue (a)	$355	$339	$713	$664
Diluted earnings per common share	$0.54	$0.45	$1.07	$0.86
Return on average assets (b)	1.31%	1.20%	1.30%	1.16%
Return on average common equity (c)	12.33%	11.14%	12.30%	10.72%
Return on average tangible common equity (a) (d)	15.21%	13.85%	15.17%	13.33%
Net interest margin (e)	3.49%	3.40%	3.50%	3.41%
Noninterest income to total revenue (f)	23.73%	22.73%	23.19%	22.51%
Efficiency ratio (g)	59.88%	59.20%	59.22%	59.63%
Allowance for loan and lease losses to total loans and leases	1.09%	1.29%	1.09%	1.29%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.20%	0.22%	0.19%	0.20%
Total period-end equity to period-end assets	11.21%	11.28%	11.21%	11.28%
Tangible common equity to tangible assets (a)	8.31%	8.58%	8.31%	8.58%
Cash dividends declared per common share	$0.17	$0.15	$0.34	$0.30
Book value per common share	$17.91	$16.78	$17.91	$16.78
Tangible book value per common share (a)	$14.53	$13.57	$14.53	$13.57
Common Equity Tier 1	10.46%	10.99%	10.46%	10.99%
Market capitalization	$12,151	$10,787	$12,151	$10,787

(a)    Represents a non-GAAP measure which is reconciled in the non-GAAP to GAAP reconciliation in Table I.2.28.
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
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

71	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Second Quarter 2026 Financial Performance Review
Second Quarter 2026 Highlights
FHN reported second quarter 2026 net income available to common shareholders of $260 million, or $0.54 per diluted share, compared to $233 million, or $0.45 per diluted share, in second quarter 2025.
Net interest income increased $35 million compared to second quarter 2025, largely driven by lower funding costs and loan growth, partially offset by lower loan yields.
Provision for credit losses was $15 million for second quarter 2026 compared to $30 million for second quarter 2025. Net charge-offs were $33 million, or 20 basis points, compared to $34 million, or 22 basis points, in second quarter 2025.
Noninterest income of $211 million for second quarter 2026 increased $22 million compared to second quarter 2025, largely driven by increases in fixed income, brokerage, management fees and commissions and deferred compensation income.
Compared with second quarter 2025, noninterest expense of $532 million increased $41 million, largely attributable to a $22 million increase in personnel expenses tied to higher salaries and benefits expense from increased associate headcount, along with higher incentive-based compensation and deferred compensation. Second quarter 2026 results also reflected higher computer software expense of $6 million and $5 million in Visa derivative valuation expense.
Year-to-Date and Period End Highlights
For the six months ended June 30, 2026, net income available to common shareholders was $518 million, or $1.07 per diluted share, compared to $446 million, or $0.86 per diluted share, for the six months ended June 30, 2025.
Net interest income increased $72 million, largely driven by lower funding costs and loan growth, partially offset by lower loan yields.
Provision for credit losses of $30 million decreased $40 million for the year-to-date period of 2026 compared to the same period of 2025. Net charge-offs were $61 million for the year-to-date period of 2026 compared to $63 million for the same period of 2025. Nonperforming loans of $531 million declined $73 million compared to December 31, 2025, as nonperforming loans in both the C&I and CRE portfolios declined. The ACL to total loans and leases ratio decreased 7 basis points to 1.24% as of June 30, 2026, compared to December 31, 2025, driven by improvements in certain macroeconomic factors, continued loan resolutions, and positive grade migration in the CRE portfolio.
Noninterest income for the year-to-date period increased $35 million, or 9%, largely from higher fixed income revenues, brokerage, management fees and commissions, and deposit transactions and cash management fees.
Noninterest expense for the year-to-date period increased $58 million, largely attributable to an increase of $32 million in personnel expense and an increase of $11 million in computer software expense.
Period-end loans and leases of $65.3 billion increased $1.2 billion from December 31, 2025. Commercial loans increased $1.4 billion, driven by increases of $1.4 billion in the C&I portfolio and $32 million in the CRE portfolio. Consumer loans contracted by $249 million for the year-to-date period.
Period-end deposits were $68.1 billion compared to $67.5 billion as of December 31, 2025, as interest-bearing deposits increased $425 million and noninterest-bearing deposits increased $171 million.
The Common Equity Tier 1 ratio decreased 17 basis points to 10.46% at June 30, 2026, compared to 10.63% at December 31, 2025, as capital was deployed into loan growth and share repurchases. The Tier 1 risk-based capital and total risk-based capital ratios increased to 11.77% and 13.39% at June 30, 2026, respectively, compared to 11.51% and 13.35% at December 31, 2025, respectively, largely driven by the Series H Preferred Stock issuance in March 2026, partially offset by the Series C Preferred Stock redemption in May 2026.
The following portions of this MD&A focus in more detail on the results of operations for the three and six months ended June 30, 2026 and June 30, 2025, and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital, and other matters.

72	2Q26 FORM 10-Q REPORT

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
The following tables present the major components of net interest income and net interest margin for the three and six months ended June 30, 2026 and 2025.

73	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2

QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
	June 30, 2026			June 30, 2025
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$50,256	$735	5.87%	$47,704	$738	6.21%
Consumer loans	14,439	180	4.97	14,847	186	4.99
Total loans and leases	64,695	915	5.67	62,551	924	5.92
Loans held for sale	532	8	6.18	502	8	6.76
Investment securities	9,218	70	3.05	9,330	71	3.06
Trading securities	1,677	23	5.55	1,609	23	5.72
Federal funds sold	13	—	4.09	8	—	4.88
Securities purchased under agreements to resell	657	6	3.55	628	7	4.23
Interest-bearing deposits with banks	1,168	11	3.69	1,259	14	4.45
Total earning assets / Total interest income	$77,960	$1,033	5.31%	$75,887	$1,047	5.53%
Cash and due from banks	923			864
Goodwill and other intangible assets, net	1,603			1,638
Premises and equipment, net	544			565
Allowance for loan and lease losses	(732)			(828)
Other assets	3,799			3,832
Total assets	$84,097			$81,958

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$25,618	$138	2.17%	$25,899	$177	2.73%
Other interest-bearing deposits	16,914	84	1.99	16,362	96	2.36
Time deposits	8,501	74	3.48	6,630	64	3.88
Total interest-bearing deposits	51,033	296	2.33	48,891	337	2.76
Federal funds purchased	1,086	10	3.75	893	10	4.50
Securities sold under agreements to repurchase	1,432	9	2.59	1,799	14	3.16
Trading liabilities	645	6	4.00	613	6	4.07
Other short-term borrowings	1,400	14	3.83	1,208	13	4.47
Term borrowings	1,319	19	5.65	1,556	22	5.60
Total interest-bearing liabilities / Total interest expense	$56,915	$354	2.49%	$54,960	$402	2.94%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,749			15,851
Other liabilities	1,988			2,050
Total liabilities	74,652			72,861

Shareholders' equity	9,150			8,802
Noncontrolling interest	295			295
Total shareholders' equity	9,445			9,097
Total liabilities and shareholders' equity	$84,097			$81,958

Net earning assets / Net interest income (TE) / Net interest spread	$21,045	$679	2.82%	$20,927	$645	2.59%
Taxable equivalent adjustment		(3)	0.67		(4)	0.81
Net interest income / Net interest margin (a)		$676	3.49%		$641	3.40%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

74	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Net interest income increased $35 million from second quarter 2025 and net interest margin increased 9 basis points to 3.49% in second quarter 2026. Net interest income benefited from lower funding costs as well as loan growth. The rate on interest-bearing liabilities decreased 45 basis points from second quarter 2025. These benefits were partially offset by the impact of lower loan yields, which decreased 25 basis points compared to the same period of 2025.
Average earning assets increased $2.1 billion from second quarter 2025, driven by average loan growth of $2.1 billion as a $2.6 billion increase in average commercial loans and leases was partially offset by a $408 million decline in average consumer loans. Average interest-bearing liabilities increased $2.0 billion, primarily driven by an increase of $2.1 billion in average interest-bearing deposits, as increases of $1.9 billion in average time deposits and $552 million in average other interest-bearing deposits were partially offset by a decrease of $281 million in average savings deposits compared to second quarter 2025.

75	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$49,445	$1,441	5.88%	$47,330	$1,454	6.20%
Consumer loans	14,503	361	4.98	14,771	367	4.97
Total loans and leases	63,948	1,802	5.67	62,101	1,821	5.90
Loans held for sale	505	16	6.21	510	18	6.93
Investment securities	9,336	141	3.03	9,270	141	3.04
Trading securities	1,736	47	5.40	1,526	43	5.65
Federal funds sold	10	—	4.09	7	—	4.90
Securities purchased under agreements to resell	703	13	3.55	667	14	4.23
Interest-bearing deposits with banks	1,200	22	3.69	1,262	28	4.44
Total earning assets / Total interest income	$77,438	$2,041	5.30%	$75,343	$2,065	5.51%
Cash and due from banks	930			875
Goodwill and other intangible assets, net	1,607			1,643
Premises and equipment, net	544			568
Allowance for loan and lease losses	(741)			(827)
Other assets	3,796			3,862
Total assets	$83,574			$81,464

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$25,882	$277	2.16%	$26,220	$351	2.70%
Other interest-bearing deposits	17,294	173	2.02	16,230	188	2.34
Time deposits	7,633	130	3.44	6,480	127	3.94
Total interest-bearing deposits	50,809	580	2.30	48,930	666	2.74
Federal funds purchased	1,065	20	3.72	730	16	4.49
Securities sold under agreements to repurchase	1,519	19	2.55	1,856	29	3.17
Trading liabilities	687	13	3.90	652	14	4.18
Other short-term borrowings	1,148	22	3.81	946	21	4.44
Term borrowings	1,319	37	5.65	1,445	40	5.51
Total interest-bearing liabilities / Total interest expense	$56,547	$691	2.46%	$54,559	$786	2.90%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,689			15,694
Other liabilities	1,992			2,107
Total liabilities	74,228			72,360

Shareholders' equity	9,051			8,809
Noncontrolling interest	295			295
Total shareholders' equity	9,346			9,104
Total liabilities and shareholders' equity	$83,574			$81,464

Net earning assets / Net interest income (TE) / Net interest spread	$20,891	$1,350	2.84%	$20,784	$1,279	2.61%
Taxable equivalent adjustment		(6)	0.66		(7)	0.80
Net interest income / Net interest margin (a)		$1,344	3.50%		$1,272	3.41%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

76	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the six months ended June 30, 2026, net interest income of $1.3 billion increased $72 million from the same period in 2025, largely driven by lower funding costs and loan growth, partially offset by lower loan yields.
Total average earning assets increased $2.1 billion for the six months ended June 30, 2026 compared to the same period in 2025, largely driven by average loan growth of $1.8 billion and higher average trading securities balances of $210 million.
The year-to-date net interest margin of 3.50% increased 9 basis points compared to 3.41% for the same period of 2025 as an improvement in the rate paid on interest-bearing deposits was partially offset by lower loan yields. The cost of interest-bearing deposits decreased 44 basis points and loan yields decreased 23 basis points.
Noninterest Income
The following table presents the significant components of noninterest income for the three months ended June 30, 2026 and 2025.
Table I.2.4
NONINTEREST INCOME

	Three Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	$ Change	% Change
Noninterest income:
Fixed income	$46	$42	$4	10%
Deposit transactions and cash management	43	41	2	5
Brokerage, management fees and commissions	31	26	5	19
Card and digital banking fees	18	19	(1)	(5)
Other service charges and fees	15	14	1	7
Deferred compensation income	15	8	7	88
Trust services and investment management	14	13	1	8
Mortgage banking income	9	10	(1)	(10)
Other income	20	16	4	25
Total noninterest income	$211	$189	$22	12%

Noninterest income for second quarter 2026 increased $22 million, or 12%, compared to second quarter 2025.
Fixed income of $46 million increased $4 million compared to second quarter 2025. Fixed income product revenue increased $3 million and revenue from other products increased $1 million. Average daily revenue was $594 thousand compared to $550 thousand for the same quarter of 2025, reflecting more favorable market conditions.
Brokerage, management fees and commissions increased $5 million, or 19%, largely reflecting improvements related to the outsourcing of FHN's retail brokerage and wealth management operations in second quarter 2025.
Deferred compensation income of $15 million increased $7 million, reflecting fluctuations in equity market valuations relative to the prior year.

77	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest income for the six months ended June 30, 2026 and 2025.
Table I.2.5
NONINTEREST INCOME

	Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	$ Change	% Change
Noninterest income:
Fixed income	$99	$91	$8	9%
Deposit transactions and cash management	86	81	5	6
Brokerage, management fees and commissions	60	52	8	15
Card and digital banking fees	36	37	(1)	(3)
Other service charges and fees	31	26	5	19
Trust services and investment management	27	25	2	8
Mortgage banking income	18	18	—	—
Deferred compensation income	12	5	7	140
Other income	36	35	1	3
Total noninterest income	$405	$370	$35	9%

For the six months ended June 30, 2026, noninterest income of $405 million increased $35 million, or 9%, compared to the same period of 2025.
Fixed income increased $8 million for the six months ended June 30, 2026, compared to the same period of 2025. Fixed income product revenue increased $13 million largely driven by more favorable market conditions. Revenue from other products decreased $5 million primarily driven by decreases in revenues from loan sales.
Deposit transactions and cash management fees increased $5 million, largely driven by higher cash management fees.
Brokerage, management fees and commissions increased $8 million, or 15%, largely reflecting improvements related to the outsourcing of FHN's retail brokerage and wealth management operations in second quarter 2025.
Other service charges and fees increased $5 million, largely driven by elevated income related to the equipment finance lease business.
Deferred compensation income of $12 million increased $7 million, reflecting fluctuations in equity market valuations relative to the prior year.

78	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for the three months ended June 30, 2026 and 2025.

Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	$ Change	% Change
Noninterest expense:
Personnel expense	$304	$282	$22	8%
Computer software	40	34	6	18
Net occupancy expense	36	34	2	6
Operations services	26	23	3	13
Legal and professional fees	18	17	1	6
Advertising and public relations	17	14	3	21
Deposit insurance expense	12	12	—	—
Equipment expense	11	11	—	—
Amortization of intangible assets	8	10	(2)	(20)
Other expense	60	54	6	11
Total noninterest expense	$532	$491	$41	8%

Noninterest expense of $532 million increased $41 million, or 8%, compared to second quarter 2025.
Personnel expense increased $22 million in second quarter 2026, largely reflecting a $9 million increase in salaries and benefits expense tied to higher associate headcount compared to second quarter 2025. Incentives and commissions expense increased $3 million, largely attributable to higher incentive-based compensation expense tied to the increase in fixed income revenue. Deferred compensation expense increased $10 million, reflecting higher equity market fluctuations relative to the prior year.
Computer software expense increased $6 million, largely attributable to the timing of technology-related expenditures.
The $6 million increase in other expense compared to the prior year quarter was largely attributable to $5 million in Visa derivative valuation expenses in second quarter 2026.

79	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest expense for the six months ended June 30, 2026 and 2025.
Table I.2.7
NONINTEREST EXPENSE

	Six Months Ended
(Dollars in millions)	June 30, 2026	June 30, 2025	$ Change	% Change
Noninterest expense:
Personnel expense	$593	$561	$32	6%
Computer software	77	66	11	17
Net occupancy expense	71	69	2	3
Operations services	52	46	6	13
Legal and professional fees	34	31	3	10
Advertising and public relations	27	24	3	13
Deposit insurance expense	25	25	—	—
Equipment expense	22	22	—	—
Amortization of intangible assets	16	20	(4)	(20)
Other expense	119	114	5	4
Total noninterest expense	$1,036	$978	$58	6%

For the six months ended June 30, 2026, noninterest expense increased $58 million compared to the same period of 2025.
Personnel expense of $593 million increased $32 million, largely reflecting higher salaries and deferred compensation expenses. Higher incentive-based compensation expense tied to increased fixed income revenue was partially offset by lower equity-based compensation expense.
Computer software expense increased $11 million for the year-to-date period, largely from increased spending related to technology projects.
Operations services increased $6 million, largely attributable to higher outside computer services expense.
The $5 million increase in other expense was primarily attributable to higher contract employment and outsourcing expense in 2026. Other expense results also included $5 million in Visa derivative valuation expense in both periods.
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
Provision for credit losses was $15 million for the second quarter 2026, compared to $30 million for second quarter 2025. Net charge-offs in second quarter 2026 were $33 million, or 20 basis points, compared to $34 million, or 22 basis points, in second quarter 2025. Provision for credit losses was $30 million and $70 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
The ACL to total loans and leases ratio decreased 7 basis points to 1.24% as of June 30, 2026 from 1.31% as of December 31, 2025, driven by improvements in certain macroeconomic factors and improved CRE credit quality. For additional information about the allowance for credit losses and general asset quality trends, refer to the Asset Quality section in this MD&A.

80	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Income Taxes
FHN recorded income tax expense of $66 million in second quarter 2026, compared to $64 million in second quarter 2025. For the six months ended June 30, 2026 and 2025, FHN recorded income tax expense of $142 million and $127 million, respectively.
The effective tax rate was approximately 19.5% and 20.8% for the three months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rate was approximately 20.8% and 21.3% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate decreased compared to the prior year period due to a higher volume of discrete excess tax benefits realized from stock-based compensation vesting events in the quarter.
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
A deferred tax asset ("DTA") or deferred tax liability ("DTL") is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying current enacted statutory tax rates to these temporary differences in future years. As of June 30, 2026, FHN’s gross DTA after valuation allowance and gross DTL were $615 million and $580 million, respectively, resulting in a net DTA of $35 million at June 30, 2026, compared with a net DTA of $92 million at December 31, 2025.
As of June 30, 2026, FHN had DTA balances related to federal and state income tax carryforwards of $22 million and $3 million, respectively, which will expire at various dates.
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
Commercial, Consumer & Wealth
Pre-tax income for second quarter 2026 increased $12 million to $400 million, compared to $388 million for second quarter 2025, largely driven by a $12 million decrease in the provision for credit losses. Total revenue increased $21 million as net interest income increased $11 million and noninterest income increased $10 million compared to second quarter 2025. The increase in net interest income was largely driven by lower rates paid on interest-bearing deposits. The increase in noninterest income was largely driven by higher brokerage, management fees and commissions; deposit transactions and cash management fees; and other service charges and fees. Noninterest expense increased $21 million compared to second quarter 2025, largely due to increased advertising and public relations and technology expenses allocated to the segment in the current year, as well as higher personnel expense tied to increased incentive-based compensation and increased salary expense reflecting higher associate headcount.
Pre-tax income of $793 million for the six months ended June 30, 2026 increased $44 million compared to the same period of 2025, largely from a $42 million decrease in the provision for credit losses. Total revenue increased $47 million, as net interest income increased $28 million and noninterest income increased $19 million. The increase in net interest income was largely driven by improvement in the cost of interest-bearing deposits. The increase in noninterest income was largely driven by higher brokerage, management fees and commissions; deposit transactions and cash management fees; and other service charges and fees. Noninterest expense increased $45 million, largely attributable to increased advertising and public relations and technology expenses allocated to the segment in the current year, as well as higher personnel expense tied to increased incentive-based compensation and increased salary expense reflecting higher associate headcount, partially offset by lower other expenses.
Wholesale
Pre-tax income in the Wholesale segment decreased $7 million compared to second quarter 2025. Revenue increased $14 million, as net interest income increased $9 million and noninterest income increased $5 million compared to second quarter 2025. The increase in net interest income was largely driven by commercial loan

81	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

growth, primarily loans to mortgage companies. The increase in noninterest income was largely driven by a $4 million increase in fixed income, reflecting higher ADR tied to more favorable market conditions during second quarter 2026 and higher other product revenue. Provision for credit losses increased $17 million and noninterest expense increased $4 million compared to second quarter 2025.
Pre-tax income of $57 million for the six months ended June 30, 2026 decreased $4 million from the same period of 2025, largely reflecting a $23 million increase in the provision for credit losses and a $12 million increase in noninterest expense, partially offset by a $31 million increase in revenue. The increase in noninterest expense was largely attributable to higher personnel expense tied to an increase in incentive-based compensation from growth in fixed income. The increase in revenue was largely a result of higher net interest income of $22 million, primarily driven by growth in loans to mortgage companies. Noninterest income also increased $9 million, driven by higher fixed income of $8 million.
Corporate
Pre-tax loss for the Corporate segment was $83 million for second quarter 2026 compared to $109 million for second quarter 2025, reflecting a $22 million increase in total revenues and a $20 million decrease in the provision for credit losses, partially offset by a $16 million increase in noninterest expense. The increase in revenue was driven by lower net interest expense of $15 million and higher noninterest income of $7 million. The increase in noninterest expense was largely attributable to higher personnel expense as a result of increased deferred compensation expense and higher Visa derivative valuation expenses of $5 million compared to second quarter 2025.
Pre-tax loss was $167 million for the six months ended June 30, 2026 compared to $216 million for the same period of 2025. The decrease in loss was driven by higher total revenues of $29 million and a decrease in provision for credit losses of $21 million, partially offset by a $1 million increase in noninterest expense. The increase in revenue was driven by lower net interest expense of $22 million and higher noninterest income of $7 million. Noninterest expense results reflect a $4 million expense credit related to an accrual release in deferred compensation in the prior year and Visa derivative valuation expenses of $5 million in both 2026 and 2025.

82	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition

Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases

Period-end loans and leases of $65.3 billion as of June 30, 2026 increased $1.2 billion compared to December 31, 2025. Commercial loans and leases increased $1.4 billion, driven by growth in both C&I and commercial real estate loans. Consumer loans decreased $249 million, primarily from a decline in consumer real estate loans.
The following table provides details regarding FHN's loans and leases as of June 30, 2026 and December 31, 2025.

Table I.2.8
LOANS & LEASES

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$37,296	57%	$35,905	56%	4%
Commercial real estate	13,595	21	13,563	21	—
Total commercial	50,891	78	49,468	77	3
Consumer:
Consumer real estate	13,869	21	14,108	22	(2)
Credit card and other	570	1	580	1	(2)
Total consumer	14,439	22	14,688	23	(2)
Total loans and leases	$65,330	100%	$64,156	100%	2%

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
On June 30, 2026 and December 31, 2025, loans HFS were $501 million and $406 million, respectively. Held-for-sale consumer mortgage loans secured by residential real estate in process of foreclosure totaled $1 million as of both June 30, 2026 and December 31, 2025.

83	2Q26 FORM 10-Q REPORT

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
FHN had a concentration of residential real estate loans of 21% and 22% of total loans as of June 30, 2026 and
December 31, 2025, respectively. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2025 in the Asset Quality section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of June 30, 2026 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2025.

Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 57% and 56% of the total portfolio as of June 30, 2026 and December 31, 2025, respectively. The C&I portfolio is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
Total C&I loans and leases increased $1.4 billion to $37.3 billion as of June 30, 2026, compared to December 31, 2025, reflecting growth among a broad range of industries.
The largest geographical concentrations of C&I balances as of June 30, 2026 were in Tennessee (18%), Florida (12%), Texas (10%), California (6%), North Carolina (6%), and Louisiana (6%), with no other state represented more than 5% of the portfolio. This mix was generally consistent with December 31, 2025.
The following table provides the composition of the C&I portfolio by industry as of June 30, 2026 and December 31, 2025. For purposes of this disclosure, industries are determined based on the North American Industry Classification System ("NAICS") industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.
Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Loans to mortgage companies	$4,759	13%	$4,703	13%
Real estate and rental and leasing (a)	4,305	12	3,965	11
Finance and insurance	4,259	11	4,117	12
Wholesale trade	2,733	7	2,645	7
Health care and social assistance	2,510	7	2,564	7
Manufacturing	2,470	7	2,305	6
Accommodation and food service	2,399	6	2,322	7
Retail trade	1,837	5	1,802	5
Transportation and warehousing	1,763	5	1,740	5
Other (construction, professional, energy, etc.) (b)	10,261	27	9,742	27
Total C&I loan portfolio	$37,296	100%	$35,905	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5%.

84	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to mortgage companies and borrowers in the finance and insurance industry were 24% and 25% of FHN’s C&I loan portfolio as of June 30, 2026 and December 31, 2025, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 12% and 11% of FHN's C&I portfolio as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Loans to Mortgage Companies
Loans to mortgage companies were 13% of the C&I portfolio as of both June 30, 2026 and December 31, 2025. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the sale of those mortgage loans by FHN's borrower to third-party investors. The high quality of the collateral and prudent risk management practices have resulted in low credit losses historically, including a net charge-off rate of 0% as of both June 30, 2026 and December 31, 2025. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In second quarter 2026, approximately 72% of the loan originations were home purchases and 28% were refinance transactions.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 12% and 11% of FHN's C&I portfolio as of June 30, 2026 and December 31, 2025, respectively. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Finance and Insurance
The finance and insurance component represented 11% and 12% of the C&I portfolio as of June 30, 2026 and December 31, 2025, respectively, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of June 30, 2026, asset-based lending to consumer finance companies represents approximately $1.6 billion of the finance and insurance component.
Commercial Real Estate
The CRE portfolio totaled $13.6 billion as of both June 30, 2026 and December 31, 2025. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on credit lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE balances as of June 30, 2026 were in Florida (26%), Texas (14%), North Carolina (12%), Tennessee (8%), Louisiana (8%), and Georgia (7%), with no other state representing more than 5% of the portfolio. The mix was generally consistent with December 31, 2025.
The following table represents subcategories of CRE loans by property type.
Table I.2.10
CRE PORTFOLIO BY PROPERTY TYPE

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,496	33%	$4,452	33%
Office	2,671	20	2,694	20
Retail	2,393	17	2,354	17
Industrial	2,127	16	2,075	15
Hospitality	1,109	8	1,154	9
Other CRE (a)	799	6	834	6
Total CRE loan portfolio	$13,595	100%	$13,563	100%

(a) Property types in this category each comprise less than 5%.

85	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily comprised of home equity lines and installment loans. This portfolio totaled $13.9 billion and $14.1 billion as of June 30, 2026 and December 31, 2025, respectively. The largest geographical concentrations of balances in the consumer real estate portfolio as of June 30, 2026 were in Florida (28%), Tennessee (22%), Texas (13%), Louisiana (8%), North Carolina (6%), and Georgia (6%), with no other state representing 5% or more of the portfolio. This mix was generally consistent with December 31, 2025.
As of June 30, 2026, approximately 88% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 760, and the refreshed FICO scores averaged 782 as of June 30, 2026, compared to FICO scores of 760 and 779, respectively, as of December 31, 2025. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of June 30, 2026 and December 31, 2025, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $20 million and $27 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.2 billion of the consumer real estate portfolio as of both June 30, 2026 and December 31, 2025. FHN’s HELOCs typically have a 5- or 10-year draw period followed by a 10- or 20-year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is restricted if a borrower becomes past due on payments. Once the draw period has ended, the line is closed, and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the Prime Rate.
As of both June 30, 2026 and December 31, 2025, approximately 95% of FHN's HELOCs were in the draw period. It is expected that $604 million, or 29%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.
The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.11
HELOC DRAW TO REPAYMENT SCHEDULE

	June 30, 2026		December 31, 2025
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$84	4%	$80	4%
13-24	121	6	117	6
25-36	115	5	126	6
37-48	143	7	130	6
49-60	141	7	159	8
>60	1,446	71	1,449	70
Total	$2,050	100%	$2,061	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $570 million and $580 million as of June 30, 2026 and December 31, 2025, respectively. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $10 million decrease was driven by net repayments.

86	2Q26 FORM 10-Q REPORT

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
The ALLL totaled $709 million, or 1.09% of total loans and leases, as of June 30, 2026, compared to $738 million, or 1.15% of total loans and leases, as of December 31, 2025. The ACL to total loans and leases ratio decreased to 1.24% as of June 30, 2026 from 1.31% as of December 31, 2025, driven by improvements in certain macroeconomic factors, continued loan resolutions, and positive grade migration in the CRE portfolio.
Consolidated Net Charge-offs
Net charge-offs in second quarter 2026 were $33 million, or an annualized 20 basis points of total loans and leases, compared to net charge-offs of $34 million, or 22 basis points, in second quarter 2025.
Table I.2.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Allowance for loan and lease losses
C&I	$350	$335	$347
CRE	150	177	213
Consumer real estate	190	206	233
Credit card and other	19	20	21
Total allowance for loan and lease losses	$709	$738	$814

Reserve for remaining unfunded commitments
C&I	$84	$81	$68
CRE	7	11	10
Consumer real estate	8	9	9
Total reserve for remaining unfunded commitments	$99	$101	$87

Allowance for credit losses
C&I	$434	$416	$415
CRE	157	188	223
Consumer real estate	198	215	242
Credit card and other	19	20	21
Total allowance for credit losses	$808	$839	$901

Period-end loans and leases
C&I	$37,296	$35,905	$34,359
CRE	13,595	13,563	13,936
Consumer real estate	13,869	14,108	14,368
Credit card and other	570	580	597
Total period-end loans and leases	$65,330	$64,156	$63,260

ALLL / loans and leases %
C&I	0.94%	0.93%	1.01%
CRE	1.10	1.30	1.53
Consumer real estate	1.37	1.46	1.63
Credit card and other	3.42	3.40	3.50
Total ALLL / loans and leases %	1.09%	1.15%	1.29%

ACL / loans and leases %
C&I	1.16%	1.16%	1.21%

87	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

CRE	1.15	1.38	1.59
Consumer real estate	1.42	1.53	1.69
Credit card and other	3.42	3.40	3.50
Total ACL / loans and leases %	1.24%	1.31%	1.42%

Quarter-to-date net charge-offs (recoveries)
C&I	$27	$26	$22
CRE	3	2	7
Consumer real estate	(1)	(1)	1
Credit card and other	4	3	4
Total net charge-offs (recoveries)	$33	$30	$34

Average loans and leases
C&I	$36,745	$35,004	$33,634
CRE	13,510	13,587	14,070
Consumer real estate	13,873	14,255	14,224
Credit card and other	567	586	623
Total average loans and leases	$64,695	$63,432	$62,551

Net charge-off (recovery) % (annualized)
C&I	0.30%	0.30%	0.26%
CRE	0.08	0.04	0.22
Consumer real estate	(0.02)	(0.02)	—
Credit card and other	2.17	2.31	2.64
Total net charge-off %	0.20%	0.19%	0.22%

ALLL / annualized net charge-offs
C&I	318%	323%	398%
CRE	1,307	2,953	674
Consumer real estate	NM	NM	NM
Credit card and other	159	146	127
Total ALLL / net charge-offs	540%	612%	599%

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
Total NPAs were $542 million as of June 30, 2026 compared to $617 million as of December 31, 2025.
Nonperforming loans and leases decreased $73 million, largely driven by a $55 million decrease in nonaccrual CRE loans and a $19 million decrease in nonaccrual C&I loans. The decrease in nonaccrual CRE loans was largely driven by paydowns in the office and industrial portfolios, partially offset by an increase in hospitality loans. These portfolios continue to maintain strong underwriting and client selection. The vast majority of NPLs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio decreased 13 basis points to 0.81% as of June 30, 2026 compared to December 31, 2025.

88	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.13
NONPERFORMING ASSETS

(Dollars in millions)
Nonperforming loans and leases	June 30, 2026	December 31, 2025
C&I	$205	$224
CRE	184	239
Consumer real estate	141	140
Credit card and other	1	1
Total nonperforming loans and leases (a)	$531	$604

Nonperforming loans held for sale (a)	$9	$10
Foreclosed real estate and other assets	2	3
Total nonperforming assets (a)	$542	$617

Nonperforming loans and leases to total loans and leases (b)
C&I	0.55%	0.62%
CRE	1.36	1.76
Consumer real estate	1.02	0.99
Credit card and other	0.13	0.16
Total NPL %	0.81%	0.94%

ALLL / NPLs (b)
C&I	171%	150%
CRE	81	74
Consumer real estate	135	147
Credit card and other	2,617	2,096
Total ALLL / NPLs	133%	122%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.

89	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents nonperforming assets by business segment.

Table I.2.14
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	June 30, 2026	December 31, 2025
Commercial, Consumer & Wealth	$508	$587
Wholesale	16	8
Corporate	7	9
Consolidated	$531	$604
Foreclosed real estate
Commercial, Consumer & Wealth	$1	$—
Wholesale	1	2
Corporate	—	1
Consolidated	$2	$3
Nonperforming Assets (a) (b)
Commercial, Consumer & Wealth	$509	$587
Wholesale	17	10
Corporate	7	10
Consolidated	$533	$607
Nonperforming loans and leases to loans and leases (b)
Commercial, Consumer & Wealth	0.88%	1.04%
Wholesale	0.22	0.11
Corporate	3.58	1.84
Consolidated	0.81%	0.94%
NPA % (b) (c)
Commercial, Consumer & Wealth	0.88%	1.04%
Wholesale	0.23	0.14
Corporate	3.58	1.98
Consolidated	0.82%	0.95%

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
Loans 90 days or more past due and still accruing were $2 million as of June 30, 2026, compared to $8 million as of
December 31, 2025. Loans 30 to 89 days past due and still accruing increased to $91 million as of June 30, 2026, compared to $83 million as of December 31, 2025, largely driven by an increase in past due CRE loans.

90	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due (a)	June 30, 2026	December 31, 2025
C&I	$34	$35
CRE	11	3
Consumer real estate	42	47
Credit card and other	6	6
Total accruing loans and leases 30+ days past due	$93	$91

Accruing loans and leases 30+ days past due % (a)
C&I	0.09%	0.10%
CRE	0.08	0.02
Consumer real estate	0.31	0.33
Credit card and other	0.98	1.05
Total accruing loans and leases 30+ days past due %	0.14%	0.14%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$1	$1
Consumer real estate	—	6
Credit card and other	1	1
Total accruing loans and leases 90+ days past due	$2	$8

Loans held for sale
30 to 89 days past due (b)	$4	$3
30 to 89 days past due - guaranteed portion (b) (d)	1	—
90+ days past due (b)	—	—
90+ days past due - guaranteed portion (b) (d)	—	—

(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and include loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio totaled $1.8 billion as of June 30, 2026 compared to $1.7 billion as of December 31, 2025. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

91	2Q26 FORM 10-Q REPORT

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
Investment securities were $9.1 billion as of June 30, 2026 compared to $9.4 billion as of December 31, 2025, representing 11% of total assets for both periods. See Note 2 - Investment Securities to the Consolidated Financial Statements in Part I, Item 1 of this Report for more information about the securities portfolio.

92	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
The following table summarizes deposits by type and insured status as of June 30, 2026 and December 31, 2025.
Table I.2.16
DEPOSITS

	June 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Deposits by type:
Savings	$25,552	38%	$26,010	39%	$(458)	(2)%
Time deposits	10,018	15	6,485	10	3,533	54
Other interest-bearing deposits	16,508	24	19,158	28	(2,650)	(14)
Total interest-bearing deposits	52,078	77	51,653	77	425	1
Noninterest-bearing deposits	15,994	23	15,823	23	171	1
Total deposits	$68,072	100%	$67,476	100%	$596	1%

Deposits by insured status:
Insured	$40,328	59%	$39,422	58%	$906	2%
Uninsured and uncollateralized	22,686	33	22,817	34	(131)	(1)
Uninsured and collateralized	5,058	8	5,237	8	(179)	(3)
Total uninsured	27,744	41	28,054	42	(310)	(1)
Total deposits	$68,072	100%	$67,476	100%	$596	1%

Total deposits increased 1% to $68.1 billion as of June 30, 2026 compared to $67.5 billion as of December 31, 2025, as interest-bearing deposits increased $425 million and noninterest-bearing deposits increased $171 million. The increase in time deposits was partially offset by a decline in other interest-bearing deposits, as brokered deposit balances fluctuated between money market deposits and time deposits. Total brokered deposits increased to $7.8 billion as of June 30, 2026, compared to $6.0 billion as of December 31, 2025.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At June 30, 2026, commercial deposits were $41.1 billion, or 60% of total deposits, and consumer deposits were $27.0 billion, or 40% of total deposits. At December 31, 2025, commercial deposits were $39.4 billion, or 58% of total deposits, and consumer deposits were $28.1 billion, or 42% of total deposits.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this report for information on average deposits, including average rates paid.

Short-Term Borrowings
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. Total short-term borrowings decreased to $3.5 billion as of June 30, 2026 compared to $3.9 billion as of December 31, 2025. Federal funds purchased and securities sold under agreements to repurchase decreased $852 million and trading liabilities decreased $74 million, while FHLB borrowings increased $550 million.
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
Term Borrowings
Term borrowings include senior and subordinated borrowings with original maturities greater than one year.
Total term borrowings were $1.3 billion as of both June 30, 2026 and December 31, 2025.

93	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity was $9.5 billion and $9.1 billion at June 30, 2026 and December 31, 2025, respectively. Significant changes included net income of $541 million and $392 million from the Series H preferred stock issuance, offset by $356 million in common stock repurchases, $183 million in common and preferred dividends, $57 million from the Series C preferred stock redemption, and a $36 million decrease in AOCI.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1, and Total Regulatory Capital, as well as certain selected capital ratios.
Table I.2.17
REGULATORY CAPITAL DATA

(Dollars in millions)	June 30, 2026	December 31, 2025
FHN shareholders’ equity	$9,168	$8,847
FHN non-cumulative perpetual preferred stock	(682)	(349)
Common equity tier 1 before regulatory adjustments	$8,486	$8,498
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,532)	$(1,548)
Net unrealized (gains) losses on securities available for sale	535	512
Net unrealized (gains) losses on pension and other postretirement plans	252	256
Net unrealized (gains) losses on cash flow hedges	59	42
Common equity tier 1	$7,800	$7,760
FHN non-cumulative perpetual preferred stock	682	349
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,777	$8,404
Tier 2 capital	1,210	1,344
Total regulatory capital	$9,987	$9,748
Risk-Weighted Assets
First Horizon Corporation	$74,589	$73,036
First Horizon Bank	73,760	72,283
Average Assets for Leverage
First Horizon Corporation	$83,516	$82,492
First Horizon Bank	82,721	81,560
Table I.2.18
REGULATORY RATIOS & AMOUNTS

	June 30, 2026		December 31, 2025
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.46%	$7,800	10.63%	$7,760
First Horizon Bank	11.18	8,245	10.98	7,934
Tier 1
First Horizon Corporation	11.77	8,777	11.51	8,404
First Horizon Bank	11.58	8,539	11.38	8,229
Total
First Horizon Corporation	13.39	9,987	13.35	9,748
First Horizon Bank	13.02	9,601	13.04	9,425
Tier 1 Leverage
First Horizon Corporation	10.51	8,777	10.19	8,404
First Horizon Bank	10.32	8,539	10.09	8,229
Other Capital Ratios
Total period-end equity to period-end assets	11.21		10.90
Tangible common equity to tangible assets (a)	8.31		8.37
(a)Tangible common equity to tangible assets is a non-GAAP measure and is reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.28.

94	2Q26 FORM 10-Q REPORT

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
As of June 30, 2026, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement.
For FHN, the Tier 1, Total and Tier 1 Leverage ratios increased at the end of second quarter 2026 relative to year-end 2025 primarily from the impact of the Series H Preferred Stock issuance and net income less dividends, partially offset by common share repurchases and the Series C Preferred Stock redemption. FHN's CET 1 ratio decreased largely due to an increase in risk-weighted assets.
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
As of June 30, 2026, $535 million in purchases had been made life-to-date under the October 2025 program at an average price per share of $23.42, or $23.40 excluding commissions. Program purchases made during the quarter ended June 30, 2026 are summarized in the following table.
Table I.2.19
COMMON STOCK PURCHASES—OCTOBER 2025 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2026
April 1 to April 30	1,250	$24.57	1,250	$733,986
May 1 to May 31	1,930	24.34	1,930	687,012
June 1 to June 30	900	24.83	900	664,663
Total	4,080	$24.52	4,080

(a)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.
Tax Withholding for Stock Awards
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended June 30, 2026 are summarized in the following table.

95	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.20
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2026
April 1 to April 30	2	$23.28	N/A	N/A
May 1 to May 31	870	23.90	N/A	N/A
June 1 to June 30	3	24.16	N/A	N/A
Total	875	$23.90

96	2Q26 FORM 10-Q REPORT

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.
Table I.2.21
VaR & SVaR MEASURES

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026			As of June 30, 2026
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$2	$1	$2	$3	$1	$2
SVaR	7	9	5	7	9	5	8
10-day
VaR	4	6	3	6	8	3	4
SVaR	40	48	29	40	50	29	43

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025			As of June 30, 2025
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$3	$2	$2	$3	$1	$2
SVaR	7	8	6	7	8	6	6
10-day
VaR	6	7	3	5	7	3	6
SVaR	35	39	29	35	42	28	33

	Year Ended December 31, 2025			As of December 31, 2025
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$3	$1	$2
SVaR	7	9	6	7
10-day
VaR	6	8	3	7
SVaR	37	47	28	37

97	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table I.2.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of June 30, 2026		As of June 30, 2025		As of December 31, 2025
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$3	$1	$2	$1	$2
Credit spread risk	—	1	—	1	—	1

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the three and six months ended June 30, 2026, and the year ended December 31, 2025, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

98	2Q26 FORM 10-Q REPORT

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
Based on a static balance sheet as of June 30, 2026, NII exposures over the next 12 months, assuming rate shocks of plus/minus 100 basis points and plus/minus 200 basis points, are estimated to have variances as shown in Table I.2.23.
Table I.2.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(6.7)%
-100	(3.3)%
+100	2.9%
+200	5.4%
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
Table I.2.24
INTEREST RATE DERIVATIVES DESIGNATED AS CASH FLOW HEDGES

	June 30, 2026
(Dollars in millions)	Notional Value	Fair Value	Weighted-Average Maturity (in years)	Weighted Average Fixed Rate (swaps)/Strike Rate (floors)
Receive fixed SOFR swaps - Loans	$2,000	$(48)	2.0	2.78%
Floors	3,000	2	1.9	1.88%
Total	$5,000	$(46)

	December 31, 2025
(Dollars in millions)	Notional Value	Fair Value	Weighted-Average Maturity (in years)	Weighted Average Fixed Rate (swaps)/Strike Rate (floors)
Receive fixed SOFR swaps - Loans	$2,000	$(29)	2.5	2.78%
Floors	3,000	15	2.4	1.88%
Total	$5,000	$(14)

99	2Q26 FORM 10-Q REPORT

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
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, stress testing of assumptions and funds availability is periodically conducted. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of June 30, 2026, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial customer repurchase agreements, access to Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at June 30, 2026.
Table I.2.25
AVAILABLE LIQUIDITY
as of June 30, 2026

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,060	$—	$1,060
FHLB	9,128	600	8,528
Discount Window	22,216	—	22,216
Unencumbered securities (b)	1,647	—	1,647
Total available liquidity			$33,451

(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b)Subject to market haircuts on collateral.

Generally, a primary source of funding for a bank is core deposits from the bank's client base. The period-end loans-to-deposits ratio was 96% as of June 30, 2026 and 95% as of December 31, 2025.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of June 30, 2026, FHN had outstanding $946 million in senior and subordinated unsecured debt. During first quarter 2026, FHN issued $400 million of Series H Non-Cumulative Perpetual Preferred Stock. FHN redeemed all outstanding shares of its Series C Non-Cumulative Perpetual Preferred Stock, effective May 1, 2026. As a result, FHN had $682 million in non-cumulative perpetual preferred stock outstanding as of June 30, 2026. Refer to Note 7 — Preferred Stock in the Consolidated Financial Statements in Part I, Item 1 of this report for additional information. As of June 30, 2026, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $345 million as of July 1, 2026.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $50 million in first quarter 2026, $270 million in second quarter 2026, and $240 million in third quarter 2026. Total common dividends of $1.0 billion were declared and paid to the parent company in 2025. First Horizon Bank declared and paid preferred dividends in first and second quarter 2026 and in each quarter of 2025. Additionally, First Horizon Bank declared preferred dividends in third quarter 2026, payable in October 2026.
Payment of a dividend to shareholders of FHN is dependent on several factors which are considered by the Board. These factors include FHN’s current and

100	2Q26 FORM 10-Q REPORT

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
FHN paid a cash dividend of $0.17 per common share on July 1, 2026. FHN paid cash dividends of $1,625 per Series E preferred share, $1,175 per Series F preferred share, and $2,212.50 per Series H preferred share on July 10, 2026. In addition, in July 2026, the Board approved cash dividends per share in the following amounts:
Table I.2.26
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.17	09/11/2026	10/01/2026
Preferred Stock
Series E	$1,625.00	09/28/2026	10/13/2026
Series F	$1,175.00	09/28/2026	10/13/2026
Series H	$1,687.50	09/28/2026	10/13/2026

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
Market Uncertainties and Prospective Trends
FHN’s future results could be affected both positively and negatively by several known trends. Key among those are changes in the U.S. and global economy and outlook, government actions affecting interest rates, and government actions and proposals which could have positive or negative impacts on the economy at large or on certain businesses, industries, or sectors, including changes in fiscal policy and changes in trade policy, such as the imposition of tariffs and related retaliatory responses. Additional risks relate to geopolitical instability and conflict, political uncertainty, changes in federal policies (including those publicly discussed, formally proposed, or recently implemented) and the potential impacts of those changes on our businesses and clients, and the success or failure of FHN’s strategic initiatives.
In addition to trends and events noted elsewhere in this MD&A, FHN believes the following trends and events are noteworthy at this time.

Federal Reserve Policy, the Yield Curve, Trade Policy, Other Events
Federal Reserve and Rates
The Federal Reserve began to reduce short-term rates in the third quarter of 2024. As a result of Federal Reserve rate cuts of 50 basis points in September 2024 and cuts of 25 basis points in both November and December of that year, the overnight Fed Funds fell back to a target range of 4.25% - 4.50% by the end of 2024 after peaking at a range of 5.25% to 5.50% in the summer and fall of 2023.
In each of September, October, and December of 2025, the Federal Reserve announced 25 basis point cuts in the Fed Funds rate, lowering the target range to 3.50% – 3.75%, but throughout 2026 the Federal Reserve has held the target range steady. In its statement announcing its July 2026 decision to maintain the target range of 3.50% –
3.75%, the Federal Reserve noted that, while economic activity has been expanding at a solid pace despite elevated uncertainty due, in part, to conflict in the Middle East, inflation remains elevated relative to the Federal Reserve's 2% goal, in part reflecting price shocks in certain sectors, including energy.
FHN continues to closely monitor economic developments and assess potential exposures. FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, or how those actions may affect economic or business conditions or financial markets.

101	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Yield Curve
Historically, the yield curve is usually upward sloping (higher rates for longer terms and lower rates for shorter terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare but has happened several times in the past, including most recently from the summer of 2022 until September 2024. Since the fall of 2024, the yield curve has continued to exhibit a positive, upward slope.
Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduce FHN's revenues from its fixed income bond trading. Both of those impacts occurred from 2022 through 2024, with fluctuations. Since the first quarter of 2025, net interest margin has, in each quarter, exceeded the level of the comparable quarter in 2024, as the yield curve has maintained its more typical upward slope, while fixed income bond trading revenues have fluctuated due to changing market conditions.
FHN cannot predict whether these trends will continue.
Other Impacts on FHN of Rate Actions
Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates have modestly abated since 2023 and FHN's mortgage business has seen improvement, but rates have remained elevated. However, the negative impacts of these higher rates have been offset by market share gains in lending to mortgage companies. Changes in interest rates and interest rate policy could continue to have a material impact on our mortgage lending and lending to mortgage companies.
Trade Policy
In 2025, the U.S. government announced new tariffs on a variety of goods and services. Subsequently, in February
2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA"), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. In March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although this order has been partially stayed while the CBP develops and implements a refund process. In response to the U.S. Supreme Court ruling mentioned above, the U.S. administration announced new tariffs under alternative sources of statutory authority, including sections 122 and 301 of the Trade Act of 1974. As of early August 2026, the full impact of the U.S. Supreme Court's ruling and the administration's response; the timing, scope and duration of tariffs; and the timing, scope and duration of any retaliatory measures by foreign governments remain uncertain, as does the impact of tariffs on economic growth, inflation rates, and employment rates. Any significant change in economic conditions related to tariffs could materially affect our financial condition and results of operations.
Conflict in the Middle East
During the first half of 2026, military conflict involving Iran and the United States, together with related disruptions in the Middle East, contributed to increased volatility in global energy markets, commodity prices and financial markets. While energy prices have moderated during periods of de-escalation, geopolitical tensions remain elevated, and additional disruptions could contribute to higher inflation, slower economic growth, continued market volatility and changes in monetary policy expectations. These conditions could result in higher funding costs, reduced loan demand, increased credit stress in certain industries and continued uncertainty regarding the path of interest rates. FHN continues to monitor these developments, although the ultimate magnitude and duration of any economic effects remain uncertain.
Other Regulatory Proposals
In 2023, the Board of Governors of the Federal Reserve and other U.S. banking regulators issued a proposal to implement the final components of the Basel III framework ("Basel III Endgame"), which, if implemented, would have created some new requirements for banks, like FHN, with assets over $50 billion, but also created significantly increased regulatory constraints and compliance costs on all U.S. banks with assets over $100 billion.
In March 2026, the U.S. banking agencies rescinded the 2023 proposal and issued a revised proposal to implement the Basel III Endgame, which would revise certain capital requirements, including risk-weighted asset calculations and the treatment of specific exposures. The notice-and-comment period for the 2026 proposal closed on June 18, 2026, and regulators are now reviewing the comments received. FHN is currently evaluating the potential impact of these proposed changes on its regulatory capital ratios and overall capital management strategy.

102	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Greenhouse Gas (GHG) Reporting Regimes
Regulatory Enactments and Proposals
Several states have enacted or proposed statutes or regulations addressing climate-related issues. For example, in 2023, California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas (GHG) emissions and to report biennially their climate-related financial risks and risk-mitigation measures, with the first reports of Scope 1 and Scope 2 GHG emissions required by November 10, 2026. The California laws have been challenged in court and certain of those challenges remain pending.
In March 2024, the SEC adopted final rules which would require all U.S. companies with publicly traded securities to report annually their Scope 1 and 2 GHG emissions and related risk-management processes, and would include a related financial statement and audit requirement, among other things. Those rules, however, have yet to come into effect because the SEC suspended their effectiveness in April 2024 pending the resolution of legal challenges. In May 2026, the SEC issued a proposed rule to rescind its Climate Disclosure Rules. The SEC has not yet taken final action on that proposal.
Potential Business Impacts
Direct compliance costs related to California's GHG reporting regime and to the SEC's Climate Disclosure Rules, if implemented, will include creating systems to measure or estimate and capture relevant data, staffing, and engaging vendors, including a firm to provide required assurances (somewhat analogous to a financial statement auditor).
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
Especially since 2022, it has been widely reported that the economic costs of hurricanes and other severe coastal weather events in the southeastern U.S. have been rising significantly.
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
The availability, reliability, and cost of adequate property insurance are significant concerns for FHN and FHN's clients in affected markets. Although legislative reforms and other developments in insurance markets have stabilized market conditions compared to recent years, instability in property insurance markets continues to make FHN's business decisions more difficult. That instability increases FHN's risks of loan loss and business downturn.
More fundamentally, elevated insurance and casualty costs blunt a key factor driving growth in many of these high-growth markets: lower costs of living. If market growth slows, FHN's business could be impacted.

103	2Q26 FORM 10-Q REPORT

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
Table I.2.27
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
•Early adoption is permitted.
•The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach.
•FHN is currently assessing the effects of adopting ASU 2025-06 on its Consolidated Financial Statements and related disclosures.

104	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

ASU 2025-10 Accounting for Government Grants Received by Business Entities Issued December 2025	•Provides guidance on how business entities should recognize, measure, and present government grants received.
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
These rules have yet to come into effect because the SEC suspended their effectiveness in April 2024, pending the resolution of legal challenges. In May 2026, the SEC issued a proposed rule to rescind the Climate Disclosures Rules. The SEC has not yet taken final action on that proposal.

105	2Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.28
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended		Six Months Ended
(Dollars in millions; shares in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$676	$641	$1,344	$1,272
Plus: Noninterest income (GAAP)	211	189	405	370
Total revenues (GAAP)	887	830	1,749	1,642
Less: Noninterest expense (GAAP)	532	491	1,036	978
Pre-provision net revenue (Non-GAAP)	$355	$339	$713	$664

Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$9,463	$9,257	$9,463	$9,257
Less: Noncontrolling interest (a)	295	295	295	295
Less: Preferred stock (a)	682	426	682	426
(B) Total common equity	8,486	8,536	8,486	8,536
Less: Goodwill and other intangible assets (GAAP)(b)	1,599	1,633	1,599	1,633
(C) Tangible common equity (Non-GAAP)	$6,887	$6,903	$6,887	$6,903

Tangible Assets (Non-GAAP)
(D) Total assets (GAAP)	$84,437	$82,084	$84,437	$82,084
Less: Goodwill and other intangible assets (GAAP) (b)	1,599	1,633	1,599	1,633
(E) Tangible assets (Non-GAAP)	$82,838	$80,451	$82,838	$80,451

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,445	$9,097	$9,346	$9,104
Less: Average noncontrolling interest (a)	295	295	295	295
Less: Average preferred stock (a)	682	426	560	426
(F) Total average common equity	8,468	8,376	8,491	8,383
Less: Average goodwill and other intangible assets (GAAP) (b)	1,603	1,638	1,607	1,643
(G) Average tangible common equity (Non-GAAP)	$6,865	$6,738	$6,884	$6,740

Net Income Available to Common Shareholders
(H) Net income available to common shareholders (annualized) (GAAP)	$1,044	$933	$1,044	$898

Period-end Shares Outstanding
(I) Period-end shares outstanding	473,920	508,836	473,920	508,836

Ratios
(A)/(D) Total period-end equity to period-end assets (GAAP)	11.21%	11.28%	11.21%	11.28%
(C)/(E) Tangible common equity to tangible assets (Non-GAAP)	8.31	8.58	8.31	8.58
(H)/(F) Return on average common equity (GAAP)	12.33	11.14	12.30	10.72
(H)/(G) Return on average tangible common equity (Non-GAAP)	15.21	13.85	15.17	13.33
(B)/(I) Book value per common share (GAAP)	$17.91	$16.78	$17.91	$16.78
(C)/(I) Tangible book value per common share (Non-GAAP)	$14.53	$13.57	$14.53	$13.57

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.

106	2Q26 FORM 10-Q REPORT

PART I, ITEM 3. DISCLOSURES ABOUT MARKET RISK AND ITEM 4. CONTROLS & PROCEDURES

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item is contained in
(a) Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 2 of Part I of this report, including in particular the section entitled “Risk Management” beginning on page 97 of this report and the subsections entitled “Market Risk Management” beginning on page 97 and “Interest Rate Risk Management” beginning on page 99 of this report, and
(b) Note 14 to the Consolidated Financial Statements appearing on pages 46-52 of this report, all of which materials are incorporated herein by reference.
For additional information concerning market risk and our management of it, refer to: Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2025, including in particular the section entitled “Risk Management” beginning on page 67 of that report and the subsections entitled “Market Risk Management” beginning on page 68 and “Interest Rate Risk Management” beginning on page 70 of that report; and Note 21 to the Consolidated Financial Statements appearing on pages 160-166 of Item 8 of that report.

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

107	2Q26 FORM 10-Q REPORT

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Equity Securities Sold
Not applicable
(b) Use of Proceeds If Rule 463 is Applicable
Not applicable
(c) Equity Repurchases
The "Common Stock Purchase Program” section including tables I.2.19 and I.2.20 and explanatory discussions included in Item 2 of Part I of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 95 of this report, is incorporated herein by reference.

Items 3. and 4.
Not applicable

108	2Q26 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the second quarter of 2026, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements and the non-Rule 10b5-1 trading arrangements shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the second quarter of 2026 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.

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
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Articles of Amendment to the Amended and Restated Charter, of the Company, related to the Series H Preferred Stock				8-K	3.1	3/12/2026
3.3	Bylaws of First Horizon Corporation, as amended and restated effective July 27, 2026				8-K	3.1	7/28/2026
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Director Compensation Policy	X	X

109	2Q26 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income for the Three and Six Months Ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

110	2Q26 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: August 6, 2026	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

111	2Q26 FORM 10-Q REPORT