Form 10-Q
period 2026-09-30
FIRST HORIZON CORP
filed 2026-11-05
CIK 36966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on October 30, 2026
Common Stock, $0.625 par value	470,863,790

10-Q REPORT TABLE OF CONTENTS

GLOSSARY

Glossary
The following is a list of common acronyms and terms used throughout this report:

ACL	Allowance for credit losses
ADR	Average daily revenue
AFS	Available for sale
AIR	Accrued interest receivable
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
ALM	Asset/liability management
AOCI	Accumulated other comprehensive income
ASC	FASB Accounting Standards Codification
Associate	Person employed by FHN
ASU	Accounting Standards Update
Bank	First Horizon Bank
C&I	Commercial, financial, and industrial loan portfolio
CECL	Current expected credit loss
CME	Chicago Mercantile Exchange
CMO	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Company	First Horizon Corporation
Corporation	First Horizon Corporation
CRE	Commercial real estate
DTA	Deferred tax asset
DTL	Deferred tax liability
EAD	Exposure at default
EPS	Earnings per share
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve Board
Fed	Federal Reserve Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHN	First Horizon Corporation
FHNF	FHN Financial; FHN's fixed income division
FICO	Fair Isaac Corporation
First Horizon	First Horizon Corporation
FRB	Federal Reserve Bank or the Federal Reserve Board
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
FTP	Funds transfer pricing
FTRESC	FT Real Estate Securities Company, Inc.
GAAP	Generally accepted accounting principles (U.S.)
GHG	Greenhouse gas

GNMA	Government National Mortgage Association or Ginnie Mae
GSE	Government sponsored enterprises, in this report references Fannie Mae and Freddie Mac
HELOC	Home equity line of credit
HFS	Held for sale
HTM	Held to maturity
IBKC	IBERIABANK Corporation
IBKC merger	FHN's merger of equals with IBKC that closed July 2020
ISDA	International Swap and Derivatives Association
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low Income Housing Tax Credit
LLC	Limited liability company
LMC	Loans to mortgage companies
LOCOM	Lower of cost or market
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	North American Industry Classification System
NII	Net interest income
NM	Not meaningful
NMTC	New Market Tax Credit
NPA	Nonperforming asset
NPL	Nonperforming loan
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
PPNR	Pre-provision net revenue
PTNI	Pre-tax net income
SAD	Special Assets Department
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SVaR	Stressed Value-at-Risk
TRUP	Trust preferred loan
UPB	Unpaid principal balance
USDA	United States Department of Agriculture
VaR	Value-at-Risk
VIE	Variable interest entities
we / us / our	First Horizon Corporation

1	3Q26 FORM 10-Q REPORT

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

2	3Q26 FORM 10-Q REPORT

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

3	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

4	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(Dollars in millions, except per share amounts)	2026	2025
Assets
Cash and due from banks	$930	$961
Interest-bearing deposits with banks	1,798	1,125
Federal funds sold and securities purchased under agreements to resell	1,107	634
Trading securities	1,873	1,904
Securities available for sale at fair value	7,579	8,165
Securities held to maturity (fair value of $971 and $1,073, respectively)	1,172	1,216
Loans held for sale (including $84 and $151 at fair value, respectively)	4,368	406
Loans and leases	59,808	64,156
Allowance for loan and lease losses	(644)	(738)
Net loans and leases	59,164	63,418
Premises and equipment	561	544
Goodwill	1,510	1,510
Other intangible assets	81	105
Other assets	4,175	3,888
Total assets	$84,318	$83,876

Liabilities
Noninterest-bearing deposits	$15,601	$15,823
Interest-bearing deposits	52,100	51,653
Total deposits	67,701	67,476
Trading liabilities	997	607
Short-term borrowings	2,804	3,254
Term borrowings	1,319	1,321
Other liabilities	2,372	2,076
Total liabilities	75,193	74,734

Equity
Preferred stock, non-cumulative perpetual, no par value; authorized 5,000,000 shares; issued 7,000 and 8,750 shares, respectively	682	349
Common stock, $0.625 par value; authorized 700,000,000 shares; issued 473,839,042 and 484,825,395 shares, respectively	296	303
Capital surplus	3,664	3,974
Retained earnings	5,207	5,031
Accumulated other comprehensive loss, net	(1,019)	(810)
FHN shareholders' equity	8,830	8,847
Noncontrolling interest	295	295
Total equity	9,125	9,142
Total liabilities and equity	$84,318	$83,876

See accompanying notes to consolidated financial statements.

5	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands) (Unaudited)	2026	2025	2026	2025
Interest income
Interest and fees on loans and leases	$929	$955	$2,726	$2,770
Interest and fees on loans held for sale	7	8	22	26
Interest on investment securities	69	71	209	211
Interest on trading securities	23	23	69	66
Interest on other earning assets	26	20	62	62
Total interest income	1,054	1,077	3,088	3,135
Interest expense
Interest on deposits	325	351	905	1,017
Interest on trading liabilities	7	5	21	19
Interest on short-term borrowings	20	28	80	94
Interest on term borrowings	19	19	56	59
Total interest expense	371	403	1,062	1,189
Net interest income	683	674	2,026	1,946
Provision (benefit) for credit losses	(25)	(5)	5	65
Net interest income after provision (benefit) for credit losses	708	679	2,021	1,881
Noninterest income
Fixed income	49	57	148	149
Deposit transactions and cash management	45	43	131	125
Brokerage, management fees and commissions	32	26	93	77
Card and digital banking fees	19	19	55	55
Other service charges and fees	14	14	45	40
Trust services and investment management	13	13	40	38
Mortgage banking income	8	15	26	33
Loss on pending sale of mortgage loans	(473)	—	(473)	—
Securities gains (losses), net	(1)	—	(2)	1
Other income	18	28	66	67
Total noninterest income	(276)	215	129	585
Noninterest expense
Personnel expense	295	296	888	856
Computer software	42	34	120	100
Net occupancy expense	37	36	108	105
Operations services	27	24	79	71
Legal and professional fees	16	24	50	54
Advertising and public relations	16	12	43	36
Deposit insurance expense	12	11	37	36
Equipment expense	10	10	32	32
Amortization of intangible assets	8	9	25	29
Other expense	66	94	182	210
Total noninterest expense	529	550	1,564	1,529
Income (loss) before income taxes	(97)	344	586	937
Income tax expense (benefit)	(18)	78	125	205
Net income (loss)	$(79)	$266	$461	$732
Net income attributable to noncontrolling interest	4	4	11	12
Net income (loss) attributable to controlling interest	$(83)	$262	$450	$720
Preferred stock dividends	11	8	26	21
Net income (loss) available to common shareholders	$(94)	$254	$424	$699
Basic earnings (loss) per common share	$(0.20)	$0.50	$0.89	$1.37
Diluted earnings (loss) per common share	$(0.20)	$0.50	$0.88	$1.36
Weighted average common shares	473,835	504,863	476,304	509,990
Diluted average common shares	473,835	510,351	481,751	515,919
See accompanying notes to consolidated financial statements.

6	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions) (Unaudited)	2026	2025	2026	2025
Net income (loss)	$(79)	$266	$461	$732
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(165)	56	(188)	225
Net unrealized gains (losses) on cash flow hedges	(10)	5	(27)	48
Net unrealized gains on pension and other postretirement plans	2	2	6	6
Other comprehensive income (loss)	(173)	63	(209)	279
Comprehensive income (loss)	(252)	329	252	1,011
Comprehensive income attributable to noncontrolling interest	4	4	11	12
Comprehensive income (loss) attributable to controlling interest	$(256)	$325	$241	$999
Income tax expense of items included in other comprehensive income:
Net unrealized gains (losses) on securities available for sale	$(55)	$18	$(61)	$73
Net unrealized gains (losses) on cash flow hedges	(3)	2	(9)	16
Net unrealized gains on pension and other postretirement plans	1	1	2	2

See accompanying notes to consolidated financial statements.

7	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2025	8,750	$349	484,825,395	$303	$3,974	$5,031	$(810)	$295	$9,142
Net income	—	—	—	—	—	262	—	4	266
Other comprehensive income (loss)	—	—	—	—	—	—	(22)	—	(22)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.17 per share)	—	—	—	—	—	(83)	—	—	(83)
Preferred stock issuance (4,000 shares issued at $100,000 per share)	4,000	392	—	—	—	—	—	—	392
Common stock repurchased (b)	—	—	(9,578,588)	(6)	(229)	—	—	—	(235)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	475,425	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2026	12,750	741	475,722,232	297	3,759	5,205	(832)	295	9,465
Net income	—	—	—	—	—	270	—	4	274
Other comprehensive income (loss)	—	—	—	—	—	—	(14)	—	(14)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(13)	—	—	(13)
Common stock ($0.17 per share)	—	—	—	—	—	(82)	—	—	(82)
Series C preferred stock redemption	(5,750)	(59)	—	—	—	2	—	—	(57)
Refund of excise tax on Series D preferred stock redemption	—	—	—	—	—	1	—	—	1
Common stock repurchased (b)	—	—	(4,954,557)	(3)	(118)	—	—	—	(121)
Excise tax on common stock repurchased	—	—	—	—	(1)	—	—	—	(1)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	3,152,264	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	2	12	—	—	—	14
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2026	7,000	682	473,919,939	296	3,653	5,383	(846)	295	9,463
Net income (loss)	—	—	—	—	—	(83)	—	4	(79)
Other comprehensive income (loss)	—	—	—	—	—	—	(173)	—	(173)
Cash dividends declared:
Preferred stock	—	—	—	—	—	(11)	—	—	(11)
Common stock ($0.17 per share)	—	—	—	—	—	(82)	—	—	(82)
Common stock repurchased (b)	—	—	(158,257)	—	(4)	—	—	—	(4)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	77,360	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, September 30, 2026	7,000	$682	473,839,042	$296	$3,664	$5,207	$(1,019)	$295	$9,125

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $233 million, $100 million, and $4 million repurchased during first, second, and third quarter, respectively, under FHN's general purchase program.

8	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)

Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock
(In millions, except share and per share data) (unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total
Balance, December 31, 2024	16,750	$426	524,280,412	$328	$4,808	$4,382	$(1,128)	$295	$9,111
Net income	—	—	—	—	—	218	—	4	222
Other comprehensive income (loss)	—	—	—	—	—	—	145	—	145
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(78)	—	—	(78)
Common stock repurchased (b)	—	—	(17,657,334)	(11)	(354)	—	—	—	(365)
Excise tax on common stock repurchased	—	—	—	—	(3)	—	—	—	(3)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	692,106	—	3	—	—	—	3
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, March 31, 2025	16,750	426	507,315,184	317	4,472	4,517	(983)	295	9,044
Net income	—	—	—	—	—	241	—	4	245
Other comprehensive income (loss)	—	—	—	—	—	—	71	—	71
Cash dividends declared:
Preferred stock	—	—	—	—	—	(8)	—	—	(8)
Common stock ($0.15 per share)	—	—	—	—	—	(79)	—	—	(79)
Common stock repurchased (b)	—	—	(1,455,166)	(1)	(26)	—	—	—	(27)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	2,975,762	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2	13	—	—	—	15
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2025	16,750	426	508,835,780	318	4,459	4,671	(912)	295	9,257
Net income	—	—	—	—	—	262	—	4	266
Other comprehensive income (loss)	—	—	—	—	—	—	63	—	63
Cash dividends declared:
Preferred stock	—	—	—	—	—	(5)	—	—	(5)
Common stock ($0.15 per share)	—	—	—	—	—	(77)	—	—	(77)
Series B preferred stock redemption	(8,000)	(77)	—	—	—	(3)	—	—	(80)
Common stock repurchased (b)	—	—	(8,603,476)	(5)	(186)	—	—	—	(191)
Excise tax on common stock repurchased	—	—	—	—	(2)	—	—	—	(2)
Common stock issued for:
Stock options exercised and restricted stock awards	—	—	135,597	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Dividends declared - noncontrolling interest of subsidiary preferred stock	—	—	—	—	—	—	—	(4)	(4)
Balance, September 30, 2025	8,750	$349	500,367,901	$313	$4,288	$4,848	$(849)	$295	$9,244

(a)Due to the nature of the preferred stock issued by FHN and its subsidiaries, all components of other comprehensive income (loss) have been attributed solely to FHN as the controlling interest holder.
(b)Includes $360 million, $9 million, and $190 million repurchased during first, second, and third quarter, respectively, under FHN's general purchase program.

See accompanying notes to consolidated financial statements.

9	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Dollars in millions) (Unaudited)	2026	2025
Operating Activities
Net income	$461	$732
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	5	65
Deferred income tax (benefit) expense	(24)	56
Depreciation and amortization of premises and equipment	40	42
Amortization of intangible assets	25	29
Net other amortization (accretion)	(4)	(24)
Net decrease (increase) in trading securities	941	(18)
Net decrease (increase) in derivatives	12	(4)
Stock-based compensation expense	41	48
Loss on pending sale of mortgage loans	473	—
Securities losses (gains), net	2	(1)
Loans held for sale:
Purchases and originations	(2,886)	(2,148)
Gross proceeds from settlements and sales	1,955	1,524
Gain (loss) due to fair value adjustments and other	47	2
Other operating activities, net	398	(71)
Total adjustments	1,025	(500)
Net cash provided by operating activities	1,486	232
Investing Activities
Proceeds from maturities of securities available for sale	894	711
Purchases of securities available for sale	(559)	(624)
Proceeds from prepayments of securities held to maturity	47	43
Purchases of premises and equipment	(56)	(26)
Net increase in loans and leases	(187)	(534)
Net (increase) decrease in interest-bearing deposits with banks	(673)	310
Other investing activities, net	10	21
Net cash used in investing activities	(524)	(99)
Financing Activities
Common stock:
Stock options exercised	4	5
Cash dividends paid	(241)	(238)
Repurchase of shares	(360)	(583)
Preferred stock:
Series B preferred stock redemption	—	(80)
Series C preferred stock redemption	(58)	—
Series H preferred stock issuance	392	—
Cash dividends paid - preferred stock - noncontrolling interest	(11)	(12)
Cash dividends paid - preferred stock	(14)	(21)
Net increase (decrease) in deposits	221	(57)
Net (decrease) increase in short-term borrowings	(450)	871
Proceeds from issuance of term borrowings	—	504
Repayment of term borrowing	—	(350)
Decreases in secured term borrowings	(3)	(23)
Net cash (used in) provided by financing activities	(520)	16
Net increase in cash and cash equivalents	442	149
Cash and cash equivalents at beginning of period	1,595	1,537
Cash and cash equivalents at end of period	$2,037	$1,686

Supplemental Disclosures
Total interest paid	$1,008	$1,211
Total taxes paid	57	29
Total taxes refunded	3	2
Transfer from loans to OREO	6	5
Transfer from loans HFS to trading securities	916	671
Transfer from loans to loans HFS	4,467	—

See accompanying notes to consolidated financial statements.

10	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES
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
Significant Events and Transactions
During the third quarter of 2026, as part of a balance sheet repositioning strategy, FHN decided to pursue a sale of approximately $4.5 billion of lower-yielding consumer mortgages from its loan portfolio. These loans were reclassified and presented within loans held for sale. After consideration of valuation adjustments, the net amount recognized in loans held for sale was $4.0 billion as of September 30, 2026. An estimated loss on sale of $473 million was recognized in the third quarter. The transaction closed in October 2026 with no significant change to the loan portfolio valuation.
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

11	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 1—BASIS OF PRESENTATION & ACCOUNTING POLICIES

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
•Early adoption is permitted.
•Required to be applied prospectively for all hedging relationships.
•Entities may elect to adopt the amendments in ASU 2025-09 for hedging relationships that exist as of the date of adoption.
•FHN early adopted ASU 2025-09 beginning January 1, 2026. There were no effects on FHN's existing accounting hedges as a result of adoption.

12	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
Note 2—Investment Securities
The following table summarizes FHN’s investment securities as of September 30, 2026 and December 31, 2025.

INVESTMENT SECURITIES
	September 30, 2026
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$3,545	$—	$(434)	$3,111
Government agency issued CMO	2,933	—	(292)	2,641
Other U.S. government agencies	1,681	1	(149)	1,533
States and municipalities	345	—	(51)	294
Total securities available for sale (a)	$8,504	$1	$(926)	$7,579

Securities held to maturity:
Government agency issued MBS	$722	$—	$(111)	$611
Government agency issued CMO	450	—	(90)	360
Total securities held to maturity (a)	$1,172	$—	$(201)	$971

	December 31, 2025
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Government agency issued MBS	$3,964	$9	$(332)	$3,641
Government agency issued CMO	3,092	6	(229)	2,869
Other U.S. government agencies	1,424	2	(109)	1,317
States and municipalities	361	2	(25)	338
Total securities available for sale (a)	$8,841	$19	$(695)	$8,165

Securities held to maturity:
Government agency issued MBS	$758	$—	$(76)	$682
Government agency issued CMO	458	—	(67)	391
Total securities held to maturity (a)	$1,216	$—	$(143)	$1,073

(a)Includes $6.4 billion and $7.2 billion of securities available for sale as of September 30, 2026 and December 31, 2025, respectively and $778 million and $1.1 billion of securities held to maturity as of September 30, 2026 and December 31, 2025, respectively pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes.

13	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value by contractual maturity for the debt securities portfolio as of September 30, 2026 are provided below.

DEBT SECURITIES PORTFOLIO MATURITIES
	Held to Maturity		Available for Sale
(Dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$6	$6
After 1 year through 5 years	—	—	160	142
After 5 years through 10 years	—	—	775	732
After 10 years	—	—	1,085	947
Subtotal	—	—	2,026	1,827
Government agency issued MBS and CMO (a)	1,172	971	6,478	5,752
Total	$1,172	$971	$8,504	$7,579

(a)Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of AFS securities for the three and nine months ended September 30, 2026 and 2025.
The following tables provide information on investments within the available-for-sale portfolio that had unrealized losses as of September 30, 2026 and December 31, 2025.
AFS INVESTMENT SECURITIES WITH UNREALIZED LOSSES

	As of September 30, 2026
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$638	$(19)	$2,470	$(415)	$3,108	$(434)
Government agency issued CMO	968	(14)	1,636	(278)	2,604	(292)
Other U.S. government agencies	367	(12)	743	(137)	1,110	(149)
States and municipalities	103	(6)	185	(45)	288	(51)
Total	$2,076	$(51)	$5,034	$(875)	$7,110	$(926)

	As of December 31, 2025
	Less than 12 months		12 months or longer		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency issued MBS	$190	$(1)	$2,791	$(331)	$2,981	$(332)
Government agency issued CMO	353	—	1,706	(229)	2,059	(229)
Other U.S. government agencies	281	(1)	796	(108)	1,077	(109)
States and municipalities	1	—	236	(25)	237	(25)
Total	$825	$(2)	$5,529	$(693)	$6,354	$(695)

14	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 2—INVESTMENT SECURITIES
FHN has evaluated all AFS debt securities that were in unrealized loss positions in accordance with its accounting policy for recognition of credit losses. No AFS debt securities were determined to have credit losses. Total AIR not included in the fair value or amortized cost basis of AFS debt securities was $25 million and $28 million as of September 30, 2026 and December 31, 2025, respectively. Consistent with FHN's review of the related securities, there were no credit-related write-downs of AIR for AFS debt securities during the reporting periods. Additionally, for AFS debt securities with unrealized losses, FHN does not intend to sell them, and it is more likely than not that FHN will not be required to sell them prior to recovery. Therefore, no write-downs of these investments to fair value occurred during the reporting periods. There were no transfers to or from AFS or HTM during the three and nine months ended September 30, 2026 and 2025.
For HTM securities, an allowance for credit losses is required to absorb estimated lifetime credit losses. Total AIR not included in the fair value or amortized cost basis of HTM debt securities was $2 million and $3 million as of September 30, 2026 and December 31, 2025, respectively. FHN has assessed the risk of credit loss and has determined that no allowance for credit losses for HTM securities was necessary as of September 30, 2026 and December 31, 2025. The evaluation of credit risk includes consideration of third-party and government guarantees (both explicit and implicit), senior or subordinated status, credit ratings of the issuer, the effects of interest rate changes since purchase and observable market information such as issuer-specific credit spreads.
The carrying amount of equity investments without a readily determinable fair value was $132 million and $119 million at September 30, 2026 and December 31, 2025, respectively. The year-to-date 2026 and 2025 gross amounts of upward and downward valuation adjustments were not significant.
For equity investments with readily determinable fair values, net unrealized gains of less than $1 million and $6 million were recognized in the three and nine months ended September 30, 2026, respectively. For equity investments with readily determinable fair values, net unrealized gains of $5 million and $8 million were recognized in the three and nine months ended September 30, 2025, respectively.

15	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table provides the amortized cost basis of loans and leases by portfolio segment and class as of September 30, 2026 and December 31, 2025, excluding accrued interest of $231 million and $257 million, respectively, which is included in other assets in the Consolidated Balance Sheets.

LOANS AND LEASES BY PORTFOLIO SEGMENT
(Dollars in millions)	September 30, 2026	December 31, 2025
Commercial:
Commercial and industrial (a)	$32,440	$31,202
Loans to mortgage companies	3,869	4,703
Total commercial, financial, and industrial	36,309	35,905
Commercial real estate	13,692	13,563
Consumer:
HELOC	2,148	2,164
Real estate installment loans (b)	7,089	11,944
Total consumer real estate	9,237	14,108
Credit card and other (c)	570	580
Loans and leases	$59,808	$64,156
Allowance for loan and lease losses	(644)	(738)
Net loans and leases	$59,164	$63,418

(a)Includes equipment financing leases of $1.5 billion for both September 30, 2026 and December 31, 2025.
(b)Balance as of September 30, 2026 reflects the reclassification of approximately $4.5 billion of mortgage loans to held for sale. For further detail, see Note 1 - Basis of Presentation and Accounting Policies.
(c)Includes $146 million and $143 million of commercial credit card balances as of September 30, 2026 and December 31, 2025, respectively.

Restrictions
Loans and leases with carrying values of $41.6 billion and $45.1 billion were pledged as collateral for borrowings at September 30, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
Most of FHN’s business activity is with clients located in the southern United States. FHN’s lending activity is concentrated in its market areas within those states. As of September 30, 2026, FHN had loans to mortgage companies of $3.9 billion and loans to finance and insurance companies of $4.4 billion. As a result, 23% of the C&I portfolio is sensitive to impacts on the financial services industry.
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

16	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
possibility that FHN will sustain some loss if the deficiencies are not corrected. Doubtful commercial loans and leases have the same weaknesses as substandard loans and leases with the added characteristics that the probability of loss is high and collection of the full amount is improbable. The following tables provide the amortized cost basis of the commercial loan portfolio by year of origination and credit quality indicator as of September 30, 2026 and December 31, 2025.

C&I PORTFOLIO
	September 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$4,222	$4,560	$2,267	$2,085	$2,546	$5,224	$3,849	$9,896	$204	$34,853
Special Mention (PD grade 13)	7	15	37	56	37	57	20	28	16	273
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	16	94	115	119	254	284	—	283	18	1,183
Total C&I loans	$4,245	$4,669	$2,419	$2,260	$2,837	$5,565	$3,869	$10,207	$238	$36,309

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	LMC (a)	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$4,492	$5,124	$2,012	$2,706	$1,749	$3,997	$4,703	$9,448	$210	$34,441
Special Mention (PD grade 13)	7	55	42	78	30	61	—	123	6	402
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	52	86	92	207	152	182	—	283	8	1,062
Total C&I loans	$4,551	$5,265	$2,146	$2,991	$1,931	$4,240	$4,703	$9,854	$224	$35,905

(a) LMC includes non-revolving commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the borrower's sale of those mortgage loans to third-party investors. The loans are of short duration with maturities less than one year.

CRE PORTFOLIO
	September 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,500	$1,891	$962	$1,344	$2,062	$4,632	$213	$56	$12,660
Special Mention (PD grade 13)	—	—	—	56	10	45	—	—	111
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	—	—	11	122	443	272	73	—	921
Total CRE loans	$1,500	$1,891	$973	$1,522	$2,515	$4,949	$286	$56	$13,692

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Credit Quality Indicator:
Pass (PD grades 1 through 12)	$1,362	$1,011	$1,726	$2,314	$1,873	$3,457	$293	$93	$12,129
Special Mention (PD grade 13)	—	—	1	191	92	88	33	—	405
Substandard, Doubtful, or Loss (PD grades 14, 15, and 16)	10	11	9	480	152	321	46	—	1,029
Total CRE loans	$1,372	$1,022	$1,736	$2,985	$2,117	$3,866	$372	$93	$13,563

17	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
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
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for consumer real estate loans as of September 30, 2026 and December 31, 2025. Within consumer real estate, classes include HELOC and real estate installment loans. HELOCs are loans which during their draw period are classified as revolving loans. Once the draw period ends and the loan enters its repayment period, the loan converts to a term loan and is classified as a revolving loan converted to a term loan. All loans classified in the following table as revolving loans or revolving loans converted to term loans are HELOCs. Real estate installment loans are originated as fixed term loans and are classified below in their vintage year. All loans in the following table classified in a vintage year are real estate installment loans.

CONSUMER REAL ESTATE PORTFOLIO
	September 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$503	$853	$839	$652	$469	$2,088	$1,493	$78	$6,975
FICO score 720-739	54	68	56	41	41	149	169	13	591
FICO score 700-719	39	61	50	36	21	124	115	12	458
FICO score 660-699	54	75	52	59	34	172	134	23	603
FICO score 620-659	21	32	25	16	11	94	41	10	250
FICO score less than 620	10	23	31	34	29	173	37	23	360
Total consumer real estate loans	$681	$1,112	$1,053	$838	$605	$2,800	$1,989	$159	$9,237

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$920	$922	$1,330	$1,830	$1,430	$1,924	$1,551	$75	$9,982
FICO score 720-739	119	139	173	250	193	324	182	17	1,397
FICO score 700-719	94	90	125	202	159	250	134	14	1,068
FICO score 660-699	92	128	145	163	90	268	115	19	1,020
FICO score 620-659	9	11	10	16	18	102	22	5	193
FICO score less than 620	25	25	20	19	23	306	15	15	448
Total consumer real estate loans	$1,259	$1,315	$1,803	$2,480	$1,913	$3,174	$2,019	$145	$14,108

18	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects the amortized cost basis by year of origination and refreshed FICO scores for credit card and other loans as of September 30, 2026 and December 31, 2025.

CREDIT CARD & OTHER PORTFOLIO
	September 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$21	$16	$6	$7	$2	$12	$222	$8	$294
FICO score 720-739	2	2	1	—	1	2	26	1	35
FICO score 700-719	1	2	1	—	—	2	21	1	28
FICO score 660-699	1	1	1	1	—	3	26	2	35
FICO score 620-659	—	1	—	—	—	1	8	1	11
FICO score less than 620	4	5	3	3	2	40	109	1	167
Total credit card and other loans	$29	$27	$12	$11	$5	$60	$412	$14	$570

	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving Loans Converted to Term Loans	Total
FICO score 740 or greater	$25	$8	$8	$3	$2	$8	$197	$6	$257
FICO score 720-739	2	1	1	—	—	1	13	1	19
FICO score 700-719	2	1	—	1	—	—	12	1	17
FICO score 660-699	1	—	—	—	—	1	6	1	9
FICO score 620-659	1	1	—	—	—	—	7	1	10
FICO score less than 620	5	4	4	3	2	48	202	—	268
Total credit card and other loans	$36	$15	$13	$7	$4	$58	$437	$10	$580

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
Past due loans are loans contractually past due as to interest or principal payments, but which have not yet been put on nonaccrual status.

19	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table reflects accruing and non-accruing loans and leases by class on September 30, 2026 and December 31, 2025.

ACCRUING & NON-ACCRUING LOANS AND LEASES
	September 30, 2026
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$32,220	$25	$1	$32,246	$127	$18	$49	$194	$32,440
Loans to mortgage companies	3,868	1	—	3,869	—	—	—	—	3,869
Total commercial, financial, and industrial	36,088	26	1	36,115	127	18	49	194	36,309
Commercial real estate:
CRE (b)	13,527	20	—	13,547	111	24	10	145	13,692
Consumer real estate:
HELOC (c)	2,103	7	—	2,110	20	7	11	38	2,148
Real estate installment loans (d)(e)	6,951	27	7	6,985	36	10	58	104	7,089
Total consumer real estate	9,054	34	7	9,095	56	17	69	142	9,237
Credit card and other:
Credit card	223	3	1	227	—	—	—	—	227
Other	341	1	—	342	—	—	1	1	343
Total credit card and other	564	4	1	569	—	—	1	1	570
Total loans and leases	$59,233	$84	$9	$59,326	$294	$59	$129	$482	$59,808

	December 31, 2025
	Accruing				Non-Accruing
(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Total Accruing	Current	30-89 Days Past Due	90+ Days Past Due	Total Non- Accruing	Total Loans and Leases
Commercial, financial, and industrial:
C&I (a)	$30,943	$34	$1	$30,978	$120	$35	$69	$224	$31,202
Loans to mortgage companies	4,703	—	—	4,703	—	—	—	—	4,703
Total commercial, financial, and industrial	35,646	34	1	35,681	120	35	69	224	35,905
Commercial real estate:
CRE (b)	13,321	3	—	13,324	218	11	10	239	13,563
Consumer real estate:
HELOC (c)	2,115	14	—	2,129	17	7	11	35	2,164
Real estate installment loans (d)(e)	11,806	27	6	11,839	40	9	56	105	11,944
Total consumer real estate	13,921	41	6	13,968	57	16	67	140	14,108
Credit card and other:
Credit card	224	3	1	228	—	—	—	—	228
Other	349	2	—	351	—	—	1	1	352
Total credit card and other	573	5	1	579	—	—	1	1	580
Total loans and leases	$63,461	$83	$8	$63,552	$395	$62	$147	$604	$64,156

(a)    $152 million and $211 million of C&I loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
(b)    $142 million and $238 million of CRE loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
(c)    $4 million and $3 million of HELOC loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in 2026 and 2025, respectively.
(d)    $8 million of real estate installment loans are nonaccrual loans that have been specifically reviewed for impairment with no related allowance in both 2026 and 2025.
(e)    The decline in this portfolio was attributable to the reclassification of certain mortgage loans to held for sale as a result of the mortgage loan portfolio sale transaction that closed in October 2026.

20	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
Collateral-Dependent Loans
Collateral-dependent loans are defined as loans for which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty. At a minimum, the estimated value of the collateral for each loan equals the current book value.
As of September 30, 2026 and December 31, 2025, FHN had commercial loans with amortized cost of approximately $269 million and $400 million, respectively, that were based on the value of underlying collateral. Collateral-dependent C&I and CRE loans totaled $124 million and $145 million, respectively, at September 30, 2026. The collateral for these loans generally consists of business assets including land, buildings, equipment, and financial assets. During the three and nine months ended September 30, 2026, FHN recognized charge-offs of $27 million and $73 million, respectively, on these loans related to reductions in estimated collateral values.
Consumer HELOC and real estate installment loans with amortized cost based on the value of underlying real estate collateral were approximately $5 million and $45 million, respectively, as of September 30, 2026 and $5 million and $46 million, respectively, as of December 31, 2025. Charge-offs relating to collateral-dependent consumer loans were $2 million for both the nine months ended September 30, 2026 and September 30, 2025.
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
Modifications to Borrowers Experiencing Financial Difficulty
The following table presents the amortized cost basis at the end of the reporting period of loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification made as of the three and nine months ended September 30, 2026 and September 30, 2025.

21	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY
	Amortized Cost
(Dollars in millions)	Interest Rate Reduction	Term Extension	Principal Forgiven/Payment Deferred	Combination (a)	Total	% of Total Class
Three months ended September 30, 2026
C&I	$—	$68	$—	$8	$76	0.21%
CRE	—	17	—	14	31	0.23
Consumer real estate	—	—	—	1	1	0.01
Total	$—	$85	$—	$23	$108	0.18%

Nine months ended September 30, 2026
C&I	$—	$168	$—	$28	$196	0.54%
CRE	—	56	—	16	72	0.53
Consumer real estate	—	—	2	1	3	0.03
Total	$—	$224	$2	$45	$271	0.45%

Three months ended September 30, 2025
C&I	$—	$21	$—	$—	$21	0.06%
CRE	—	19	—	—	19	0.14
Consumer real estate	—	—	—	1	1	0.01
Total	$—	$40	$—	$1	$41	0.07%

Nine months ended September 30, 2025
C&I	$—	$139	$—	$—	$139	0.40%
CRE	46	142	—	33	221	1.62
Consumer real estate	—	—	1	2	3	0.02
Total	$46	$281	$1	$35	$363	0.58%

(a) Combination modifications consist primarily of loans modified with both an interest rate reduction and a term extension.

22	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES

The following table describes the financial effect of the loan modifications made to borrowers experiencing financial difficulty as of the three and nine months ended September 30, 2026 and September 30, 2025.

FINANCIAL EFFECT OF LOAN MODIFICATIONS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY (a)
				Combination
(Dollars in millions)	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)	Amount of Principal Forgiven/Payment Deferred	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)
Three months ended September 30, 2026
C&I	—%	2.03	$—	0.03%	1.51
CRE	—	3.96	—	0.25	1.02
Consumer real estate	—	0.00	—	2.74	11.58

Nine months ended September 30, 2026
C&I	—%	1.52	$—	0.16%	1.38
CRE	—	2.35	—	0.30	1.47
Consumer real estate	—	0.00	2	2.43	13.02

Three months ended September 30, 2025
C&I	—%	0.97	$—	—%	0.00
CRE	—	1.06	—	—	0.00
Consumer real estate	—	0.00	—	3.33	18.69

Nine months ended September 30, 2025
C&I	—%	1.10	$—	—%	0.00
CRE	0.67	1.30	—	0.95	2.00
Consumer real estate	—	0.00	1	3.71	15.20

(a) Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

For the three and nine months ended September 30, 2026, the amortized cost of modified loans that experienced a payment default and were modified in the 12 months prior to the default totaled less than $1 million and $7 million, respectively. For the three and nine months ended September 30, 2025, the corresponding amounts were $1 million and $21 million, respectively. FHN closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

23	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 3—LOANS & LEASES
The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2026 and September 30, 2025.

PERFORMANCE OF LOANS THAT HAVE BEEN MODIFIED IN THE LAST 12 MONTHS
	September 30, 2026

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$177	$6	$—	$57	$240
CRE	117	—	—	39	156
Consumer Real Estate	—	—	—	3	3
Total	$294	$6	$—	$99	$399

	September 30, 2025

(Dollars in millions)	Current	30-89 Days Past Due	90+ Days Past Due	Non-Accruing	Total
C&I	$140	$9	$—	$18	$167
CRE	206	—	—	121	327
Consumer Real Estate	1	—	—	2	3
Total	$347	$9	$—	$141	$497

24	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES
Note 4—Allowance for Credit Losses
Management's estimate of expected credit losses in the loan and lease portfolios is recorded in the ALLL and the reserve for unfunded lending commitments, collectively referred to as the Allowance for Credit Losses, or the ACL. The ALLL and the reserve for unfunded lending commitments are reported on the Consolidated Balance Sheets in the allowance for loan and lease losses and in other liabilities, respectively. Provisions for credit losses related to loans and leases and unfunded lending commitments are reported in the Consolidated Statements of Income (Loss) as provision for credit losses.
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
In accordance with its accounting policy elections, FHN does not recognize a separate allowance for expected credit losses for AIR and records reversals of AIR as reductions of interest income. FHN reverses previously accrued but uncollected interest when an asset is placed on nonaccrual status. AIR is included as a component of other assets. The total amount of interest reversals from loans placed on nonaccrual status and the amount of income recognized on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025 were not material.
Expected credit losses for unfunded commitments are estimated for periods where the commitment is not unconditionally cancellable. The measurement of expected credit losses for unfunded commitments mirrors that of loans and leases with the additional estimate of future draw rates (timing and amount).
The decrease in the ACL balance as of September 30, 2026, as compared to December 31, 2025, was driven in part by a $45 million allowance reversal relating to the reclassification of approximately $4.5 billion in mortgage loans to held for sale, as well as improvements in certain macroeconomic factors, continued loan resolutions, and positive grade migration in the CRE portfolio. In developing credit loss estimates for its loan and lease portfolios, FHN utilized multiple scenarios for its macroeconomic inputs, including a baseline scenario, an upside scenario, and a downside scenario from Moody’s. As of September 30, 2026, among other things, FHN's scenario selection process factored in GDP, inflation, employment, and real estate prices. FHN selected one scenario as its base case, which was the Moody's baseline scenario. The heaviest weight was placed on this scenario. Smaller weights were placed on the FHN-selected downside scenario and on the FHN-selected upside scenario.

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
The following table provides a rollforward of the ALLL and the reserve for unfunded lending commitments by portfolio type for the three and nine months ended September 30, 2026 and 2025.

25	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

ROLLFORWARD OF ALLL & RESERVE FOR UNFUNDED LENDING COMMITMENTS
(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Three Months Ended September 30, 2026
Allowance for loan and lease losses:
Balance as of July 1, 2026	$350	$150	$190	$19	$709
Charge-offs	(36)	(3)	(2)	(4)	(45)
Recoveries	6	—	2	1	9
Provision (benefit) for loan and lease losses (a)	20	5	(57)	3	(29)
Balance as of September 30, 2026	$340	$152	$133	$19	$644

Reserve for remaining unfunded commitments:
Balance as of July 1, 2026	$84	$7	$8	$—	$99
Provision (benefit) for remaining unfunded commitments	5	—	(1)	—	4
Balance as of September 30, 2026	89	7	7	—	103
Allowance for credit losses as of September 30, 2026	$429	$159	$140	$19	$747

	Three Months Ended September 30, 2025
Allowance for loan and lease losses:
Balance as of July 1, 2025	$347	$213	$233	$21	$814
Charge-offs	(25)	(3)	(1)	(6)	(35)
Recoveries	6	—	2	1	9
Provision (benefit) for loan and lease losses	6	(6)	(15)	4	(11)
Balance as of September 30, 2025	$334	$204	$219	$20	$777

Reserve for remaining unfunded commitments:
Balance as of July 1, 2025	$68	$10	$9	$—	$87
Provision (benefit) for remaining unfunded commitments	6	—	—	—	6
Balance as of September 30, 2025	74	10	9	—	93
Allowance for credit losses as of September 30, 2025	$408	$214	$228	$20	$870

26	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 4—ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	Commercial, Financial, and Industrial	Commercial Real Estate	Consumer Real Estate	Credit Card and Other	Total
	Nine Months Ended September 30, 2026
Allowance for loan and lease losses:
Balance as of January 1, 2026	$335	$177	$206	$20	$738
Charge-offs	(105)	(9)	(4)	(12)	(130)
Recoveries	24	—	6	3	33
Provision (benefit) for loan and lease losses (a)	86	(16)	(75)	8	3
Balance as of September 30, 2026	$340	$152	$133	$19	$644

Reserve for remaining unfunded commitments:
Balance as of January 1, 2026	$81	$11	$9	$—	$101
Provision (benefit) for remaining unfunded commitments	8	(4)	(2)	—	2
Balance as of September 30, 2026	89	7	7	—	103
Allowance for credit losses as of September 30, 2026	$429	$159	$140	$19	$747

	Nine Months Ended September 30, 2025
Allowance for loan and lease losses:
Balance as of January 1, 2025	$345	$227	$221	$22	$815
Charge-offs	(86)	(14)	(3)	(16)	(119)
Recoveries	19	3	4	4	30
Provision (benefit) for loan and lease losses	56	(12)	(3)	10	51
Balance as of September 30, 2025	$334	$204	$219	$20	$777

Reserve for remaining unfunded commitments:
Balance as of January 1, 2025	$57	$11	$11	$—	$79
Provision (benefit) for remaining unfunded commitments	17	(1)	(2)	—	14
Balance as of September 30, 2025	74	10	9	—	93
Allowance for credit losses as of September 30, 2025	$408	$214	$228	$20	$870

(a)As of September 30, 2026, the provision benefit in the consumer real estate portfolio includes a $45 million allowance reversal related to the reclassification of certain mortgage loans to held for sale as a part of the portfolio sale that closed in October 2026.

The following table presents gross charge-offs by year of origination for the nine months ended September 30, 2026 and 2025.

GROSS CHARGE-OFFS
	Nine Months Ended September 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total
C&I	$4	$3	$32	$13	$9	$36	$8	$105
CRE	—	—	—	—	1	8	—	9
Consumer real estate	—	1	1	1	—	1	—	4
Credit card and other	6	—	—	—	—	1	5	12
Total	$10	$4	$33	$14	$10	$46	$13	$130

	Nine Months Ended September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total
C&I	$2	$3	$5	$13	$28	$31	$4	$86
CRE	—	—	—	9	—	5	—	14
Consumer real estate	—	—	1	1	—	1	—	3
Credit card and other	5	—	1	1	2	1	6	16
Total	$7	$3	$7	$24	$30	$38	$10	$119

27	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 5—MORTGAGE BANKING ACTIVITY
Note 5—Mortgage Banking Activity
FHN originates mortgage loans for sale into the secondary market. These loans primarily consist of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages, but can also consist of junior lien and jumbo loans secured by residential property. These loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. Gains and losses on these mortgage loans are included in mortgage banking income on the Consolidated Statements of Income (Loss).
FHN records estimated losses related to prior mortgage loan sales within a repurchase and foreclosure accrual. FHN estimates losses based on prior origination levels, losses recognized upon repurchases, and the impact of current economic conditions on estimated loss content. Based on currently available information and experience to date, FHN evaluated its loan repurchase, make-whole, foreclosure, and certain related exposures and accrued for losses of $12 million as of both September 30, 2026 and December 31, 2025.
At September 30, 2026, FHN had approximately $24 million of loans that remained from pre-2009 mortgage business operations of legacy First Horizon. Activity related to the pre-2009 mortgage loans was primarily limited to payments and write-offs in 2026 and 2025, with no new originations or loan sales, and only an insignificant amount of repurchases. These loans are excluded from the following table. In addition, the mortgage loans reclassified to held for sale in connection with the pending sale of select mortgage loans are excluded from these disclosures. Activity relating to residential mortgage loans held for sale for the nine months ended September 30, 2026 and the year ended December 31, 2025 was as follows:

MORTGAGE LOAN ACTIVITY
(Dollars in millions)	September 30, 2026	December 31, 2025
Balance at beginning of period	$147	$81
Originations and purchases	862	1,253
Sales, net of gains	(929)	(1,187)
Balance at end of period	$80	$147

Mortgage Servicing Rights
FHN records mortgage servicing rights at the lower of cost or market value and amortizes them over the remaining servicing life of the loans, with consideration given to prepayment assumptions.

Mortgage servicing rights are included in other assets on the Consolidated Balance Sheets. The following table presents the carrying values of mortgage servicing rights as of September 30, 2026 and December 31, 2025.

MORTGAGE SERVICING RIGHTS
	September 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mortgage servicing rights	$30	$(9)	$21	$23	$(7)	$16

In addition, there was an insignificant amount of non-mortgage and commercial servicing rights as of September 30, 2026 and December 31, 2025. Total mortgage servicing fees included in mortgage banking income were $2 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.
Mortgage servicing rights with a net carrying amount of $10 million were sold during the third quarter of 2025, resulting in a gain of $5 million, which is included in mortgage banking income on the Consolidated Statements of Income (Loss).

28	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 6—GOODWILL & OTHER INTANGIBLE ASSETS
Note 6—Goodwill and Other Intangible Assets

Goodwill
The following is a summary of goodwill by reportable segment included in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

GOODWILL
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Total
December 31, 2024	$1,217	$293	$1,510
Additions	—	—	—
December 31, 2025	$1,217	$293	$1,510
Additions	—	—	—
September 30, 2026	$1,217	$293	$1,510

FHN performed the required annual goodwill impairment test as of October 1, 2025. The annual impairment test did not indicate impairment in any of FHN’s reporting units as of the testing date. Following the testing date, management evaluated the events and circumstances that could indicate that goodwill might be impaired and concluded that it is not more likely than not that goodwill was impaired. If there are any triggering events between annual evaluations, management will evaluate whether an interim impairment analysis is warranted. FHN is currently in the process of performing its annual impairment analysis as of October 1, 2026.
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
Other intangible assets
The following table, which excludes fully amortized intangibles, presents other intangible assets included in the Consolidated Balance Sheets.

OTHER INTANGIBLE ASSETS
	September 30, 2026			December 31, 2025
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Core deposit intangibles	$354	$(286)	$68	$354	$(264)	$90
Client relationships	32	(22)	10	32	(20)	12
Other (a)	11	(8)	3	11	(8)	3
Total	$397	$(316)	$81	$397	$(292)	$105

(a)Includes non-compete covenants and purchased credit card intangible assets. Also includes state banking licenses which are not subject to amortization.

29	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 7—PREFERRED STOCK
Note 7—Preferred Stock

The following table presents a summary of FHN's non-cumulative perpetual preferred stock.

PREFERRED STOCK
(Dollars in millions)								September 30, 2026	December 31, 2025
	Issuance Date	Earliest Redemption Date (a)	Annual Dividend Rate		Dividend Payments	Shares Outstanding	Liquidation Amount	Carrying Amount	Carrying Amount
Series C	7/2/2020	5/1/2026	6.600%	(b)	Quarterly	—	$—	$—	$59
Series E	5/28/2020	10/10/2025	6.500%		Quarterly	1,500	150	145	145
Series F	5/3/2021	7/10/2026	4.700%		Quarterly	1,500	150	145	145
Series H	3/12/2026	4/10/2031	6.750%		Quarterly	4,000	400	392	—
						7,000	$700	$682	$349

(a)Denotes earliest optional redemption date. Earlier redemption is possible, at FHN's election, if certain regulatory capital events occur.
(b)On May 1, 2026, FHN redeemed all outstanding shares of its Series C Preferred Stock. The fixed dividend rate was set to convert to three-month CME Term SOFR plus 5.18161% (0.26161% plus 4.920%) on May 1, 2026.

FHN redeemed all outstanding shares of its Series C Preferred Stock effective May 1, 2026. The difference between the outstanding liquidation preference amount and the carrying value of the Series C Preferred Stock resulted in $2 million in deemed dividends that were included in net income available to common shareholders and EPS for the nine months ended September 30, 2026.
Subsidiary Preferred Stock
First Horizon Bank has issued 300,000 shares of Class A Non-Cumulative Perpetual Preferred Stock ("Class A Preferred Stock") with a liquidation preference of $1,000 per share. Dividends on the Class A Preferred Stock, if declared, accrue and are payable each quarter, in arrears, at a floating rate equal to the greater of three-month CME Term SOFR plus 1.11161% (0.26161% plus 0.85%) or 3.75% per annum. These securities qualify fully as Tier 1 capital for both First Horizon Bank and FHN. On September 30, 2026 and December 31, 2025, $295 million of Class A Preferred Stock was recognized as noncontrolling interest on the Consolidated Balance Sheets.
FT Real Estate Securities Company, Inc. ("FTRESC"), an indirect subsidiary of FHN, has issued 50 shares of 9.50% Cumulative Preferred Stock, Class B ("Class B Preferred Shares"), with a liquidation preference of $1 million per share; of those shares, 47 were issued to nonaffiliates. FTRESC is a real estate investment trust established for the purpose of acquiring, holding, and managing real estate mortgage assets. Dividends on the Class B Preferred Shares are cumulative and are payable semi-annually. At September 30, 2026, a portion of the Class B Preferred Shares qualified as Tier 2 capital, and at December 31, 2025, the Class B Preferred Shares fully qualified as Tier 2 capital. For all periods presented, these securities are presented in the Consolidated Balance Sheets as term borrowings.
The Class B Preferred Shares are mandatorily redeemable on March 31, 2031, and redeemable at the discretion of FTRESC in the event that the Class B Preferred Shares cannot be accounted for as Tier 2 capital or there is more than an insubstantial risk that dividends paid with respect to the Class B Preferred Shares will not be fully deductible for tax purposes.

30	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Note 8—Components of Other Comprehensive Income (Loss)
The following tables provide the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2026 and 2025.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of July 1, 2026	$(535)	$(59)	$(252)	$(846)
Net unrealized gains (losses)	(165)	(16)	—	(181)
Amounts reclassified from AOCI	—	6	2	8
Other comprehensive income (loss)	(165)	(10)	2	(173)
Balance as of September 30, 2026	$(700)	$(69)	$(250)	$(1,019)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of January 1, 2026	$(512)	$(42)	$(256)	$(810)
Net unrealized gains (losses)	(188)	(46)	—	(234)
Amounts reclassified from AOCI	—	19	6	25
Other comprehensive income (loss)	(188)	(27)	6	(209)
Balance as of September 30, 2026	$(700)	$(69)	$(250)	$(1,019)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of July 1, 2025	$(613)	$(51)	$(248)	$(912)
Net unrealized gains (losses)	56	(4)	—	52
Amounts reclassified from AOCI	—	9	2	11
Other comprehensive income (loss)	56	5	2	63
Balance as of September 30, 2025	$(557)	$(46)	$(246)	$(849)

(Dollars in millions)	Securities AFS	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of January 1, 2025	$(782)	$(94)	$(252)	$(1,128)
Net unrealized gains (losses)	225	21	—	246
Amounts reclassified from AOCI	—	27	6	33
Other comprehensive income (loss)	225	48	6	279
Balance as of September 30, 2025	$(557)	$(46)	$(246)	$(849)

31	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 8—COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications from AOCI, and related tax effects, were as follows.

RECLASSIFICATIONS FROM AOCI
(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI	2026	2025	2026	2025	Affected line item in the Consolidated Statements of Income (Loss)
Cash Flow Hedges:
Realized (gains) losses on cash flow hedges	$8	$12	$25	$36	Interest and fees on loans and leases
Tax expense (benefit)	(2)	(3)	(6)	(9)	Income tax expense
	6	9	19	27
Pension and Postretirement Plans:
Amortization of prior service cost and net actuarial (gain) loss	$3	$3	$8	$8	Other expense
Tax expense (benefit)	(1)	(1)	(2)	(2)	Income tax expense
	2	2	6	6
Total reclassification from AOCI	$8	$11	$25	$33

32	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 9—EARNINGS PER SHARE
Note 9—Earnings Per Share
The computations of basic and diluted earnings (loss) per common share were as follows.

EARNINGS PER SHARE COMPUTATIONS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data; shares in thousands)	2026	2025	2026	2025
Net income (loss)	$(79)	$266	$461	$732
Net income attributable to noncontrolling interest	4	4	11	12
Net income (loss) attributable to controlling interest	(83)	262	450	720
Preferred stock dividends	11	8	26	21
Net income (loss) available to common shareholders	$(94)	$254	$424	$699

Weighted average common shares outstanding—basic	473,835	504,863	476,304	509,990
Effect of dilutive restricted stock, performance equity awards and options (a)	—	5,488	5,447	5,929
Weighted average common shares outstanding—diluted	473,835	510,351	481,751	515,919

Basic earnings (loss) per common share	$(0.20)	$0.50	$0.89	$1.37
Diluted earnings (loss) per common share	$(0.20)	$0.50	$0.88	$1.36

(a)For the three months ended September 30, 2026, all potential common shares were anti-dilutive due to the net loss available to common shareholders.

The following table presents average outstanding options and other equity awards that were excluded from the calculation of diluted earnings per share because they were either anti-dilutive or the performance conditions have not been met.

ANTI-DILUTIVE EQUITY AWARDS
	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2026	2025	2026	2025
Stock options excluded from the calculation of diluted EPS	114	—	—	—
Weighted average exercise price of stock options excluded from the calculation of diluted EPS	$16.15	$—	$—	$—
Other equity awards excluded from the calculation of diluted EPS	4,325	2,879	22	2,425

33	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 10—CONTINGENCIES & OTHER DISCLOSURES
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
FHN reassesses the liability for litigation matters each quarter as the matters progress. At September 30, 2026, the aggregate amount of liabilities established for all such loss contingency matters was $1 million.
In each material litigation-related loss contingency matter, except as otherwise noted, there is more than a remote chance that any of the following outcomes will occur: the plaintiff will substantially prevail; the defense will substantially prevail; the plaintiff will prevail in part; or the matter will be settled by the parties. At September 30, 2026, FHN estimates that for all material litigation-related loss contingency matters, estimable reasonably possible losses in future periods in excess of currently established liabilities could aggregate in a range from zero to less than $1 million.
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

34	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 11—RETIREMENT PLANS
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
FHN also maintains nonqualified plans, including a supplemental retirement plan that covers certain associates whose benefits under the qualified pension plan have been limited by tax rules. These other nonqualified plans are unfunded, and contributions to these plans cover all benefits paid under the nonqualified plans. Payments made under the nonqualified plans were $5 million for 2025. FHN anticipates making benefit payments under the nonqualified plans of $5 million in 2026.
Service cost is included in personnel expense in the Consolidated Statements of Income (Loss). All other components of net periodic benefit cost are included in other expense.
For more information on FHN's pension plan and other postretirement benefit plans, see Note 17 - Retirement Plans and Other Employee Benefits in FHN's 2025 Annual Report on Form 10-K.
The components of net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025 were as follows.

COMPONENTS OF NET PERIODIC BENEFIT COST
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Components of net periodic benefit cost
Interest cost	$7	$9	$22	$25
Expected return on plan assets	(7)	(9)	(23)	(25)
Amortization of unrecognized:
Actuarial (gain) loss	3	2	9	8
Net periodic benefit cost	$3	$2	$8	$8

35	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
Note 12—Business Segment Information
FHN's operating segments are composed of the following:
•Commercial, Consumer & Wealth segment offers financial products and services, including traditional lending and deposit taking, to commercial and consumer clients primarily in the southern U.S. and other selected markets. Commercial, Consumer & Wealth also consists of lines of business that deliver product offerings and services with niche industry knowledge including corporate and specialty finance, commercial real estate, equipment finance/leasing, energy, international banking, healthcare, and transportation and logistics. Additionally, Commercial, Consumer & Wealth provides investment, wealth management, financial planning, trust and asset management services for consumer clients as well as delivering treasury management solutions, loan syndications, and corporate banking services.
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

36	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
the impacts from all consolidated tax matters, which are not allocated, in addition to all other methodologies affecting pre-tax income among reported segments (e.g., FTP and cost allocations).
The following tables present financial information for each reportable business segment for the three and nine months ended September 30, 2026 and 2025.

SEGMENT FINANCIAL INFORMATION
	Three Months Ended September 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$822	$148	$84	$1,054
Interest expense	252	25	94	371
Funds transfer pricing	96	(56)	(40)	—
Net interest income (expense)	666	67	(50)	683
Noninterest income (loss) (a)	126	59	(461)	(276)
Total revenues	792	126	(511)	407
Noninterest expense (b)	382	78	69	529
Pre-provision net revenue (c)	410	48	(580)	(122)
Provision (benefit) for credit losses (d)	15	7	(47)	(25)
Income (loss) before income taxes	395	41	(533)	(97)
Income tax expense (benefit)	95	10	(123)	(18)
Net income (loss)	$300	$31	$(410)	$(79)
Average assets	$60,084	$10,310	$14,277	$84,671
Depreciation and amortization	9	1	9	19
Expenditures for long-lived assets	16	—	14	30

	Three Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$855	$142	$80	$1,077
Interest expense	300	27	76	403
Funds transfer pricing	115	(54)	(61)	—
Net interest income (expense)	670	61	(57)	674
Noninterest income	117	73	25	215
Total revenues	787	134	(32)	889
Noninterest expense (b)	365	83	102	550
Pre-provision net revenue (c)	422	51	(134)	339
Provision (benefit) for credit losses	2	(1)	(6)	(5)
Income (loss) before income taxes	420	52	(128)	344
Income tax expense (benefit)	101	12	(35)	78
Net income (loss)	$319	$40	$(93)	$266
Average assets	$58,827	$9,356	$13,866	$82,049
Depreciation and amortization	(5)	2	9	6
Expenditures for long-lived assets	5	—	1	6

(a)2026 includes a $473 million loss on pending sale of mortgage loans in the Corporate segment.
(b)2026 includes $5 million in derivative valuation adjustments related to prior Visa Class B share sales and $3 million of restructuring costs in the Corporate segment. 2025 includes $10 million in derivative valuation adjustments related to prior Visa Class B share sales and an FDIC special assessment expense credit of $2 million in the Corporate segment.
(c)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.
(d)2026 includes a benefit of $45 million from the allowance reversal related to the pending sale of select mortgage loans in the Corporate segment.

37	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$2,416	$433	$239	$3,088
Interest expense	713	72	277	1,062
Funds transfer pricing	267	(164)	(103)	—
Net interest income (expense)	1,970	197	(141)	2,026
Noninterest income (loss) (a)	367	181	(419)	129
Total revenues	2,337	378	(560)	2,155
Noninterest expense (b)	1,126	240	198	1,564
Pre-provision net revenue (c)	1,211	138	(758)	591
Provision (benefit) for credit losses (d)	23	40	(58)	5
Income (loss) before income taxes	1,188	98	(700)	586
Income tax expense (benefit)	285	24	(184)	125
Net income (loss)	$903	$74	$(516)	$461
Average assets	$59,695	$10,306	$13,943	$83,944
Depreciation and amortization	31	4	26	61
Expenditures for long-lived assets	30	—	27	57

	Nine Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Interest income	$2,494	$406	$235	$3,135
Interest expense	886	81	222	1,189
Funds transfer pricing	338	(157)	(181)	—
Net interest income (expense)	1,946	168	(168)	1,946
Noninterest income	340	187	58	585
Total revenues	2,286	355	(110)	2,531
Noninterest expense (b)	1,065	233	231	1,529
Pre-provision net revenue (c)	1,221	122	(341)	1,002
Provision (benefit) for credit losses	52	9	4	65
Income (loss) before income taxes	1,169	113	(345)	937
Income tax expense (benefit)	278	27	(100)	205
Net income (loss)	$891	$86	$(245)	$732
Average assets	$58,760	$9,056	$13,845	$81,661
Depreciation and amortization	12	6	29	47
Expenditures for long-lived assets	15	1	7	23

(a)2026 includes a $473 million loss on pending sale of mortgage loans in the Corporate segment.
(b)2026 includes $10 million in derivative valuation adjustments related to prior Visa Class B share sales and $3 million of restructuring costs in the Corporate segment. 2025 includes $15 million in derivative valuation adjustments related to prior Visa Class B share sales, a $4 million expense credit related to an accrual release in deferred compensation, and an FDIC special assessment expense credit of $2 million in the Corporate segment.
(c)Pre-provision net revenue is a non-GAAP measure and is reconciled to income (loss) before income taxes (GAAP) in this table.
(d)2026 includes a benefit of $45 million from the allowance reversal related to the pending sale of select mortgage loans in the Corporate segment.

38	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present a disaggregation of FHN’s noninterest income by major product line and reportable segment for the three and nine months ended September 30, 2026 and 2025.

NONINTEREST INCOME DETAIL BY SEGMENT
	Three Months Ended September 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$49	$—	$49
Deposit transactions and cash management	42	1	2	45
Brokerage, management fees and commissions	32	—	—	32
Card and digital banking fees	17	—	2	19
Other service charges and fees	14	—	—	14
Trust services and investment management	13	—	—	13
Mortgage banking income	—	8	—	8
Loss on pending sale of mortgage loans	—	—	(473)	(473)
Securities gains (losses), net (b)	—	—	(1)	(1)
Other income (c)	8	1	9	18
Total noninterest income (loss)	$126	$59	$(461)	$(276)

	Three Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$57	$—	$57
Deposit transactions and cash management	40	1	2	43
Brokerage, management fees and commissions	26	—	—	26
Card and digital banking fees	16	—	3	19
Other service charges and fees	14	—	—	14
Trust services and investment management	13	—	—	13
Mortgage banking income	—	15	—	15
Other income (c)	8	—	20	28
Total noninterest income	$117	$73	$25	$215

(a)2026 and 2025 include $11 million and $14 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

39	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$148	$—	$148
Deposit transactions and cash management	123	2	6	131
Brokerage, management fees and commissions	93	—	—	93
Card and digital banking fees	47	—	8	55
Other service charges and fees	43	2	—	45
Trust services and investment management	40	—	—	40
Mortgage banking income	—	26	—	26
Loss on pending sale of mortgage loans	—	—	(473)	(473)
Securities gains (losses), net (b)	—	—	(2)	(2)
Other income (c)	21	3	42	66
Total noninterest income (loss)	$367	$181	$(419)	$129

	Nine Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest income:
Fixed income (a)	$—	$149	$—	$149
Deposit transactions and cash management	116	2	7	125
Brokerage, management fees and commissions	77	—	—	77
Card and digital banking fees	48	—	7	55
Other service charges and fees	38	2	—	40
Trust services and investment management	37	—	1	38
Mortgage banking income	1	32	—	33
Securities gains (losses), net (b)	—	—	1	1
Other income (c)	23	2	42	67
Total noninterest income	$340	$187	$58	$585

(a)2026 and 2025 include $34 million and $32 million, respectively, of underwriting, portfolio advisory, and other noninterest income in scope of ASC 606, "Revenue from Contracts with Customers."
(b)Represents noninterest income excluded from the scope of ASC 606. Amount is presented for informational purposes to reconcile total noninterest income.
(c)Includes letter of credit fees and insurance commissions in scope of ASC 606.

40	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION
The following tables present a disaggregation of FHN's noninterest expense by reportable segment for the three and nine months ended September 30, 2026 and 2025.

NONINTEREST EXPENSE DETAIL BY SEGMENT
	Three Months Ended September 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$143	$52	$100	$295
Computer software	9	2	31	42
Net occupancy expense	20	2	15	37
Operations services	4	6	17	27
Legal and professional fees	4	1	11	16
Advertising and public relations	1	—	15	16
Deposit insurance expense	—	—	12	12
Equipment expense	3	—	7	10
Amortization of intangible assets	8	—	—	8
Other expense	14	7	45	66
Cost allocations	176	8	(184)	—
Total noninterest expense	$382	$78	$69	$529

	Three Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$136	$56	$104	$296
Computer software	8	2	24	34
Net occupancy expense	20	2	14	36
Operations services	5	6	13	24
Legal and professional fees	5	1	18	24
Advertising and public relations	2	—	10	12
Deposit insurance expense	—	—	11	11
Equipment expense	2	—	8	10
Amortization of intangible assets	9	—	—	9
Other expense	17	8	69	94
Cost allocations	161	8	(169)	—
Total noninterest expense	$365	$83	$102	$550

41	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 12—BUSINESS SEGMENT INFORMATION

	Nine Months Ended September 30, 2026
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$427	$160	$301	$888
Computer software	26	6	88	120
Net occupancy expense	58	7	43	108
Operations services	12	18	49	79
Legal and professional fees	11	3	36	50
Advertising and public relations	2	—	41	43
Deposit insurance expense	—	—	37	37
Equipment expense	9	1	22	32
Amortization of intangible assets	24	1	—	25
Other expense	46	21	115	182
Cost allocations	511	23	(534)	—
Total noninterest expense	$1,126	$240	$198	$1,564

	Nine Months Ended September 30, 2025
(Dollars in millions)	Commercial, Consumer & Wealth	Wholesale	Corporate	Consolidated
Noninterest expense:
Personnel expense	$403	$159	$294	$856
Computer software	23	5	72	100
Net occupancy expense	59	7	39	105
Operations services	13	17	41	71
Legal and professional fees	12	2	40	54
Advertising and public relations	5	—	31	36
Deposit insurance expense	—	—	36	36
Equipment expense	8	1	23	32
Amortization of intangible assets	26	1	2	29
Other expense	57	22	131	210
Cost allocations	459	19	(478)	—
Total noninterest expense	$1,065	$233	$231	$1,529

42	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following table summarizes the carrying value of assets and liabilities associated with rabbi trusts used for deferred compensation plans which are consolidated by FHN as of September 30, 2026 and December 31, 2025.

CONSOLIDATED VIEs
(Dollars in millions)	September 30, 2026	December 31, 2025
Assets:
Other assets	$199	$202

Liabilities:
Other liabilities	$182	$176

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

43	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
The following table summarizes the impact to income tax expense on the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025 for investments accounted for under the proportional amortization method. The impact of these investments is included in other operating activities, net in the Consolidated Statements of Cash Flows.

TAX CREDIT IMPACTS ON TAX EXPENSE
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Income tax expense (benefit):
Amortization of qualifying investments	$11	$20	$52	$55
Tax credits	(12)	(19)	(59)	(60)
Other tax benefits related to qualifying investments	(2)	(2)	(7)	(7)

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

44	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES
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
The following tables summarize FHN’s nonconsolidated VIEs as of September 30, 2026 and December 31, 2025.

NONCONSOLIDATED VIEs AT SEPTEMBER 30, 2026
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$717	$234	(a)
Other tax credit investments (b)	89	74	Other assets
Small issuer trust preferred holdings (c)	154	—	Loans and leases
On-balance sheet trust preferred securitization	23	91	(d)
Holdings of agency mortgage-backed securities (c)	7,581	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	395	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

(a)Maximum loss exposure represents $483 million of current investments and $234 million of accrued contractual funding commitments. Current investments are recognized in other assets. Accrued funding commitments represent unconditional contractual obligations for future funding events and are recognized in other liabilities. FHN currently expects to be required to fund these accrued commitments by the end of 2026.
(b)Maximum loss exposure represents the value of current investments.
(c)Maximum loss exposure represents the value of current investments. A liability is not recognized as FHN is solely a holder of the trusts’ securities.
(d)Includes $113 million classified as loans and leases and $1 million classified as trading securities, which are offset by $91 million classified as term borrowings.
(e)Includes $656 million classified as trading securities, $1.2 billion classified as securities held to maturity, and $5.8 billion classified as securities available for sale.
(f)Maximum loss exposure represents $395 million of current receivables with no additional contractual funding commitments on loans related to commercial loan modifications to borrowers experiencing financial difficulty.
(g)No exposure to loss due to nature of FHN's involvement.

45	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 13—VARIABLE INTEREST ENTITIES

NONCONSOLIDATED VIEs AT DECEMBER 31, 2025
(Dollars in millions)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships	$733	$260	(a)
Other tax credit investments (b)	92	74	Other assets
Small issuer trust preferred holdings (c)	166	—	Loans and leases
On-balance sheet trust preferred securitization	25	89	(d)
Holdings of agency mortgage-backed securities (c)	8,405	—	(e)
Commercial loan modifications to borrowers experiencing financial difficulty (f)	478	—	Loans and leases
Proprietary trust preferred issuances (g)	—	167	Term borrowings

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
(g)No exposure to loss due to nature of FHN's involvement.

46	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
Credit risk represents the potential loss that may occur if a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. FHN manages credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties, and by using mutual margining and master netting agreements whenever possible to limit potential exposure. FHN also maintains collateral posting requirements with certain counterparties to limit credit risk. Daily margin posted or received with central clearinghouses is considered a legal settlement of the related derivative contracts which results in a net presentation for each contract in the Consolidated Balance Sheets. Treatment of daily margin as a settlement has no effect on hedge accounting or gains/losses for the applicable derivative contracts. On September 30, 2026 and December 31, 2025, respectively, FHN had $539 million and $243 million of cash receivables and $18 million and $20 million of cash payables related to collateral posting under master netting arrangements, inclusive of collateral posted related to contracts with adjustable collateral posting thresholds and over-collateralized positions, with derivative counterparties. With exchange-traded contracts, the credit risk is limited to the clearinghouse used. For non-exchange traded instruments, credit risk may occur when there is a gain in the fair value of the financial instrument and the counterparty fails to perform according to the terms of the contract and/or when the collateral proves to be of insufficient value. See additional discussion regarding master netting agreements and collateral posting requirements later in this note under the heading “Master Netting and Similar Agreements.”
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

47	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
revenues were $40 million and $49 million for the three months ended September 30, 2026 and 2025, and $123 million and $119 million for the nine months ended September 30, 2026 and 2025, respectively. Trading revenues are inclusive of both derivative and non-derivative financial instruments and are included in fixed income on the Consolidated Statements of Income (Loss).
The following table summarizes derivatives associated with FHNF's trading activities as of September 30, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH TRADING
	September 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$3,880	$9	$179
Offsetting upstream interest rate contracts	4,091	133	9
Forwards and futures purchased	2,165	1	35
Forwards and futures sold	2,259	38	—

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer interest rate contracts	$4,301	$22	$104
Offsetting upstream interest rate contracts	4,446	70	22
Forwards and futures purchased	1,937	7	—
Forwards and futures sold	2,210	—	8

Interest Rate Risk Management
FHN’s ALCO focuses on managing market risk by controlling and limiting earnings volatility attributable to changes in interest rates. Interest rate risk exists to the extent that interest-earning assets and interest-bearing liabilities have different maturity or repricing characteristics. FHN uses derivatives, primarily swaps, that are designed to moderate the impact on earnings as interest rates change. Interest paid or received for swaps utilized by FHN to hedge the fair value of long-term debt is recognized as an adjustment of the interest expense of the liabilities whose risk is being managed. FHN’s interest rate risk management policy is to use derivatives to hedge interest rate risk or market value of assets or liabilities, not to speculate. In addition, FHN has entered into certain interest rate swaps and caps as a part of a product offering to commercial clients that includes customer derivatives paired with upstream offsetting market instruments that, when completed, are designed to mitigate interest rate risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses included in current earnings in noninterest expense on the Consolidated Statements of Income (Loss).
The following table summarizes FHN’s derivatives associated with interest rate risk management activities as of September 30, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	September 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$8,580	$1	$349
Offsetting upstream interest rate contracts	8,580	348	1

48	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts	$7,851	$43	$185
Offsetting upstream interest rate contracts	8,151	184	43

The following table summarizes gains (losses) on FHN’s derivatives associated with interest rate risk management activities for the three and nine months ended September 30, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH INTEREST RATE RISK MANAGEMENT
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Customer Interest Rate Contracts Hedging
Hedging Instruments and Hedged Items:
Customer interest rate contracts (a)	$(147)	$27	$(207)	$202
Offsetting upstream interest rate contracts (a)	147	(27)	207	(202)

(a)Gains (losses) included in other expense within the Consolidated Statements of Income (Loss).

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
The following tables summarize FHN’s derivative activities associated with cash flow hedges as of September 30, 2026 and December 31, 2025.

DERIVATIVES ASSOCIATED WITH CASH FLOW HEDGES
	September 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$1	$65
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

49	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts	$5,000	$—	$14
Hedged Items:
Variability in cash flows related to debt instruments (primarily loans)	N/A	$5,000	N/A

The following table summarizes gains (losses) on FHN’s derivatives associated with cash flow hedges for the three and nine months ended September 30, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH CASH FLOW HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Cash Flow Hedges
Hedging Instruments:
Interest rate contracts (a)	$(14)	$7	$(38)	$64
Gain (loss) recognized in other comprehensive income (loss)	(16)	(4)	(46)	21
Gain (loss) reclassified from AOCI into interest income	6	9	19	27

(a)Approximately $43 million of pre-tax losses are expected to be reclassified into earnings in the next twelve months.

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

DERIVATIVES ASSOCIATED WITH MORTGAGE BANKING HEDGES
	September 30, 2026
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$92	$—	$1
Forward contracts written	120	3	—

	December 31, 2025
(Dollars in millions)	Notional	Assets	Liabilities
Mortgage Banking Hedges
Option contracts written	$82	$1	$—
Forward contracts written	135	—	—

50	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table summarizes gains (losses) on FHN's derivatives associated with mortgage banking activities for the three and nine months ended September 30, 2026 and 2025.

DERIVATIVE GAINS (LOSSES) ASSOCIATED WITH MORTGAGE BANKING HEDGES
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in millions)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Mortgage Banking Hedges
Option contracts written	$1	$—	$(1)	$—
Forward contracts written	(3)	1	(3)	—

In conjunction with pre-2020 sales of Visa Class B shares, FHN entered into derivative transactions whereby FHN will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. As of September 30, 2026 and December 31, 2025, the derivative liabilities associated with the sales of Visa Class B shares were $19 million and $25 million, respectively. FHN recognized $5 million and $10 million in derivative valuation adjustments related to prior sales of Visa Class B shares for the three and nine months ended September 30, 2026 and $25 million for the year ended December 31, 2025. See Note 16 - Fair Value of Assets and Liabilities for discussion of the valuation inputs and processes for these Visa-related derivatives.
FHN utilizes cross-currency swaps and cross-currency interest rate swaps to economically hedge its exposure to foreign currency risk and interest rate risk associated with non-U.S. dollar denominated loans. As of September 30, 2026 and December 31, 2025, these loans were valued at $25 million and $19 million, respectively. The balance sheet amount and the gains/losses associated with these derivatives were not significant.
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
As of September 30, 2026 and December 31, 2025, the notional values of FHN’s risk participations were $575 million and $184 million of derivative assets and $1.2 billion and $1.0 billion of derivative liabilities, respectively. The notional value for risk participation/syndication agreements is consistent with the percentage of participation in the lending arrangement. FHN's maximum exposure or benefit in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts for which the borrower is in a liability position at the time of default. FHN monitors the credit risk associated with the borrowers to which the risk participations relate through the same credit risk assessment process utilized for establishing credit loss estimates for its loan portfolio. These credit risk estimates are included in the determination of fair value for the risk participations. Assuming all underlying third-party customers referenced in the swap contracts defaulted at September 30, 2026 and December 31, 2025, the exposure from these agreements would not be material based on the fair value of the underlying swaps.
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

51	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
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
The net fair value, determined by individual counterparty, of all derivative instruments with adjustable collateral posting thresholds was $8 million of assets and $178 million of liabilities on September 30, 2026, and $10 million of assets and $92 million of liabilities on December 31, 2025. As of September 30, 2026 and
December 31, 2025, FHN had received collateral of $50 million and $68 million and posted collateral of $102 million and $52 million, respectively, in the normal course of business related to these agreements.
Certain agreements also contain accelerated termination provisions, inclusive of the right of offset, if a counterparty’s credit rating falls below a specified level. If a counterparty’s debt rating (including FHN’s and First Horizon Bank’s) were to fall below these minimums, these provisions would be triggered, and the counterparties could terminate the agreements and require immediate settlement of all derivative contracts under the agreements. The net fair value, determined by individual counterparty, of all interest rate derivative instruments with credit-risk-related contingent accelerated termination provisions was $8 million of assets and $178 million of liabilities on September 30, 2026, and $11 million of assets and $92 million of liabilities on December 31, 2025. As of September 30, 2026 and December 31, 2025, FHN had received collateral of $50 million and $68 million and posted collateral of $102 million and $52 million, respectively, in the normal course of business related to these contracts.
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

52	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 14—DERIVATIVES
The following table provides details of derivative assets and collateral received as presented on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

DERIVATIVE ASSETS & COLLATERAL RECEIVED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets (a)	Derivative liabilities available for offset	Collateral received	Net amount
Derivative assets:
September 30, 2026
Interest rate derivative contracts	$491	$—	$491	$(66)	$(401)	$24
Forward contracts	39	—	39	(17)	—	22
	$530	$—	$530	$(83)	$(401)	$46

December 31, 2025
Interest rate derivative contracts	$320	$—	$320	$(79)	$(209)	$32
Forward contracts	7	—	7	(4)	(1)	2
	$327	$—	$327	$(83)	$(210)	$34

(a)Included in other assets on the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, $3 million and less than $1 million, respectively, of derivative assets has been excluded from these tables because they are generally not subject to master netting or similar agreements.
The following table provides details of derivative liabilities and collateral pledged as presented on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

DERIVATIVE LIABILITIES & COLLATERAL PLEDGED
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets (a)	Derivative assets available for offset	Collateral pledged	Net amount
Derivative liabilities:
September 30, 2026
Interest rate derivative contracts	$604	$—	$604	$(66)	$(153)	$385
Forward contracts	36	—	36	(17)	(6)	13
	$640	$—	$640	$(83)	$(159)	$398

December 31, 2025
Interest rate derivative contracts	$368	$—	$368	$(79)	$(94)	$195
Forward contracts	8	—	8	(4)	(4)	—
	$376	$—	$376	$(83)	$(98)	$195

(a)Included in other liabilities on the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, $19 million and $26 million, respectively, of derivative liabilities (primarily Visa-related derivatives) have been excluded from these tables because they are generally not subject to master netting or similar agreements.

53	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
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
The following table provides details of securities purchased under agreements to resell and collateral pledged by counterparties as of September 30, 2026 and December 31, 2025.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized assets	Gross amounts offset in the Balance Sheets	Net amounts of assets presented in the Balance Sheets	Offsetting securities sold under agreements to repurchase	Securities collateral (not recognized on FHN’s Balance Sheets)	Net amount
Securities purchased under agreements to resell:
September 30, 2026	$1,019	$—	$1,019	$(10)	$(1,005)	$4
December 31, 2025	613	—	613	(5)	(604)	4

The following table provides details of securities sold under agreements to repurchase and collateral pledged by FHN as of September 30, 2026 and December 31, 2025.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
				Gross amounts not offset in the Balance Sheets
(Dollars in millions)	Gross amounts of recognized liabilities	Gross amounts offset in the Balance Sheets	Net amounts of liabilities presented in the Balance Sheets	Offsetting securities purchased under agreements to resell	Securities/ government guaranteed loans collateral	Net amount
Securities sold under agreements to repurchase:
September 30, 2026	$1,491	$—	$1,491	$(10)	$(1,481)	$—
December 31, 2025	1,973	—	1,973	(5)	(1,968)	—

Due to the short duration of securities sold under agreements to repurchase and the nature of collateral involved, the risks associated with these transactions are considered minimal.

54	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 15—MASTER NETTING & SIMILAR AGREEMENTS
The following table provides details, by collateral type, of the remaining contractual maturity of securities sold under agreements to repurchase as of September 30, 2026 and December 31, 2025.

MATURITIES OF SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
	September 30, 2026
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$10	$—	$10
Government agency issued MBS	1,212	—	1,212
Government agency issued CMO	223	—	223
Other U.S. government agencies	46	—	46
Total securities sold under agreements to repurchase	$1,491	$—	$1,491

	December 31, 2025
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	Total
Securities sold under agreements to repurchase:
U.S. treasuries	$5	$—	$5
Government agency issued MBS	1,558	—	1,558
Government agency issued CMO	386	—	386
Other U.S. government agencies	24	—	24
Total securities sold under agreements to repurchase	$1,973	$—	$1,973

55	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

56	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Recurring Fair Value Measurements
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	September 30, 2026
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$6	$—	$6
Government agency issued MBS	—	305	—	305
Government agency issued CMO	—	351	—	351
Other U.S. government agencies	—	879	—	879
States and municipalities	—	73	—	73
Corporate and other debt	—	222	—	222
Equity, mutual funds, and other	—	16	—	16
SBA interest-only strips	—	—	21	21
Total trading securities	—	1,852	21	1,873
Loans held for sale (elected fair value)	—	69	15	84
Securities available for sale:
Government agency issued MBS	—	3,111	—	3,111
Government agency issued CMO	—	2,641	—	2,641
Other U.S. government agencies	—	1,533	—	1,533
States and municipalities	—	294	—	294
Total securities available for sale	—	7,579	—	7,579
Other assets:
Deferred compensation mutual funds	103	—	—	103
Equity, mutual funds, and other	3	—	—	3
Derivatives, forwards and futures	43	—	—	43
Derivatives, interest rate contracts	—	491	—	491
Total other assets	149	491	—	640
Total assets	$149	$9,991	$36	$10,176
Trading liabilities:
U.S. treasuries	$—	$944	$—	$944
Other U.S. government agencies	—	1	—	1
Corporate and other debt	—	52	—	52
Total trading liabilities	—	997	—	997
Other liabilities:
Derivatives, forwards and futures	35	—	—	35
Derivatives, interest rate contracts	—	604	—	604
Derivatives, other	—	—	19	19
Total other liabilities	35	604	19	658
Total liabilities	$35	$1,601	$19	$1,655

57	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Trading securities:
U.S. treasuries	$—	$8	$—	$8
Government agency issued MBS	—	352	—	352
Government agency issued CMO	—	326	—	326
Other U.S. government agencies	—	941	—	941
States and municipalities	—	86	—	86
Corporate and other debt	—	146	—	146
SBA interest-only strips	—	—	45	45
Total trading securities	—	1,859	45	1,904
Loans held for sale (elected fair value)	—	137	14	151
Securities available for sale:
Government agency issued MBS	—	3,641	—	3,641
Government agency issued CMO	—	2,869	—	2,869
Other U.S. government agencies	—	1,317	—	1,317
States and municipalities	—	338	—	338
Total securities available for sale	—	8,165	—	8,165
Other assets:
Deferred compensation mutual funds	110	—	—	110
Equity, mutual funds, and other	37	—	—	37
Derivatives, forwards and futures	7	—	—	7
Derivatives, interest rate contracts	—	320	—	320
Total other assets	154	320	—	474
Total assets	$154	$10,481	$59	$10,694
Trading liabilities:
U.S. treasuries	$—	$492	$—	$492
Corporate and other debt	—	115	—	115
Total trading liabilities	—	607	—	607
Other liabilities:
Derivatives, forwards and futures	9	—	—	9
Derivatives, interest rate contracts	—	368	—	368
Derivatives, other	—	—	25	25
Total other liabilities	9	368	25	402
Total liabilities	$9	$975	$25	$1,009

58	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
Changes in Recurring Level 3 Fair Value Measurements
The changes in Level 3 assets and liabilities measured at fair value for the three months ended September 30, 2026 and 2025 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Three Months Ended September 30, 2026
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2026	$34		$14		$(22)
Total net gains (losses) included in net income	—		—		(5)
Settlements	—		—		8
Net transfers into (out of) Level 3	(13)	(b)	1		—
Balance on September 30, 2026	$21		$15		$(19)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(5)	(d)

	Three Months Ended September 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on July 1, 2025	$27		$12		$(13)
Total net gains (losses) included in net income	(1)		1		(10)
Purchases	—		1		—
Sales	(8)		—		—
Settlements	—		(1)		1
Net transfers into (out of) Level 3	8	(b)	—		—
Balance on September 30, 2025	$26		$13		$(22)
Net unrealized gains (losses) included in net income	$(1)	(c)	$1	(a)	$(10)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income (Loss).
(b)Transfers into (out of) Level 3 SBA interest-only strips reflect transfers from (to) SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income (Loss).
(d)Included in other expense on the Consolidated Statements of Income (Loss).

59	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2026 and 2025 on a recurring basis are summarized as follows.

CHANGES IN LEVEL 3 ASSETS & LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Nine Months Ended September 30, 2026
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2026	$45		$14		$(25)
Total net gains (losses) included in net income	(5)		—		(10)
Settlements	—		—		16
Net transfers into (out of) Level 3	(19)	(b)	1		—
Balance on September 30, 2026	$21		$15		$(19)
Net unrealized gains (losses) included in net income	$(1)	(c)	$—	(a)	$(10)	(d)

	Nine Months Ended September 30, 2025
(Dollars in millions)	SBA interest-only strips		Loans held for sale		Net derivative liabilities
Balance on January 1, 2025	$23		$16		$(15)
Total net gains (losses) included in net income	(5)		1		(15)
Purchases	—		1		—
Sales	(11)		(5)		—
Settlements	—		(1)		8
Net transfers into (out of) Level 3	19	(b)	1		—
Balance on September 30, 2025	$26		$13		$(22)
Net unrealized gains (losses) included in net income	$(2)	(c)	$1	(a)	$(15)	(d)

(a)Primarily included in mortgage banking income on the Consolidated Statements of Income (Loss).
(b)Transfers into (out of) Level 3 SBA interest-only strips reflect transfers from (to) SBA loans held for sale, which are Level 2 assets measured on a nonrecurring basis. Refer to the nonrecurring measurement table included in the following section of this Note.
(c)Primarily included in fixed income on the Consolidated Statements of Income (Loss).
(d)Included in other expense on the Consolidated Statements of Income (Loss).

There were no net unrealized gains (losses) for Level 3 assets and liabilities included in other comprehensive income as of September 30, 2026 and 2025.

60	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

Nonrecurring Fair Value Measurements
From time to time, FHN may be required to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market ("LOCOM") accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis which were still held on the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively, the following tables provide the level of valuation assumptions used to determine each adjustment and the related carrying value.

LEVEL OF VALUATION ASSUMPTIONS FOR ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
	Carrying value at September 30, 2026
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—select consumer mortgages (a)	$—	$4,016	$—	$4,016
Loans held for sale—SBAs and USDA	—	248	—	248
Loans and leases (b)	—	—	259	259
OREO (c)	—	—	7	7

	Carrying value at December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Loans held for sale—SBAs and USDA	$—	$233	$—	$233
Loans and leases (b)	—	—	370	370
OREO (c)	—	—	3	3

(a)Represents the carrying value of select consumer mortgages transferred to held for sale during third quarter 2026 and valued at the lower of cost or fair value.
(b)Represents carrying value of loans for which adjustments are required to be based on the appraised value of the collateral less estimated costs to sell.
(c)Represents the fair value and related losses of foreclosed properties that were measured subsequent to their initial classification as OREO. Balance excludes OREO related to government-insured mortgages.
For assets measured on a nonrecurring basis which were still held on the Consolidated Balance Sheets at period end, the following table provides information about the fair value adjustments recorded during the three and nine months ended September 30, 2026 and 2025.

FAIR VALUE ADJUSTMENTS ON ASSETS MEASURED ON A NONRECURRING BASIS
	Net gains (losses) Three Months Ended September 30,		Net gains (losses) Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Loans held for sale—select consumer mortgages (a)	$(452)	$—	$(452)	$—
Loans held for sale—SBAs and USDA	(1)	(1)	(1)	(1)
Loans and leases (b)	(26)	(17)	(49)	(49)
	$(479)	$(18)	$(502)	$(50)

(a)Valuation adjustments on these select consumer mortgages are recognized in loss on pending sale of mortgage loans within noninterest income on the Consolidated Statements of Income (Loss).
(b)Write-downs on these loans are recognized as part of provision for credit losses on the Consolidated Statements of Income (Loss).

61	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
Fixed asset and leased asset impairments were immaterial for the three and nine months ended September 30, 2026 and 2025.
Level 3 Measurements
The following table provides information regarding the unobservable inputs utilized in determining the fair value of Level 3 recurring and nonrecurring measurements as of September 30, 2026 and December 31, 2025.

UNOBSERVABLE INPUTS USED IN LEVEL 3 FAIR VALUE MEASUREMENTS
(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at September 30, 2026	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$21	Discounted cash flow	Constant prepayment rate	14% - 22%	14%
			Bond equivalent yield	5% - 13%	12%
Loans held for sale - residential real estate	$15	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	43% - 74%	66%
			Loss severity trends - First mortgage	0.0% - 0.2% of UPB	0.1%
Derivative liabilities, other	$19	Discounted cash flow	Visa Covered Litigation resolution amount	$1.5 billion - $1.8 billion	$1.6 billion
			Probability of resolution scenarios	5% - 25%	17%
			Time until resolution	30 - 66 months	50 months
Loans and leases (a)	$259	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$7	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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
(c)Weighted averages are determined by the relative fair value of the instruments or the relative contribution to an instrument's fair value.

62	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

(Dollars in millions)				Values Utilized
Level 3 Class	Fair Value at December 31, 2025	Valuation Techniques	Unobservable Input	Range	Weighted Average (c)
Trading securities - SBA interest-only strips	$45	Discounted cash flow	Constant prepayment rate	16% - 30%	17%
			Bond equivalent yield	4% - 14%	14%
Loans held for sale - residential real estate	$14	Discounted cash flow	Prepayment speeds - First mortgage	2% - 7%	3%
			Foreclosure losses	64% - 65%	64%
			Loss severity trends - First mortgage	0.0% - 1.3% of UPB	0.5%
Derivative liabilities, other	$25	Discounted cash flow	Visa Covered Litigation resolution amount	$3.7 billion - $4.5 billion	$4.2 billion
			Probability of resolution scenarios	10% - 25%	20%
			Time until resolution	18 - 48 months	35 months
Loans and leases (a)	$370	Appraisals from comparable properties	Marketability adjustments for specific properties	0% - 25% of appraisal	NM
		Other collateral valuations	Borrowing base certificates liquidation adjustment	25% - 50% of gross value	NM
			Financial statements liquidation adjustment	50% - 100% of reported value	NM
			Auction appraisals marketability adjustment	0% - 10% of reported value	NM
OREO (b)	$3	Appraisals from comparable properties	Adjustment for value changes since appraisal	0% - 10% of appraisal	NM

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

63	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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

DIFFERENCES BETWEEN FAIR VALUE CARRYING AMOUNTS AND CONTRACTUAL AMOUNTS OF RESIDENTIAL REAL ESTATE LOANS REPORTED AT FAIR VALUE
	September 30, 2026
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$84	$88	$(4)
Nonaccrual loans	8	11	(3)

	December 31, 2025
(Dollars in millions)	Fair value carrying amount	Aggregate unpaid principal	Fair value carrying amount less aggregate unpaid principal
Residential real estate loans held for sale reported at fair value:
Total loans	$151	$154	$(3)
Nonaccrual loans	9	12	(3)

Changes in the fair value of residential real estate loans held for sale are included in mortgage banking income within noninterest income in the Consolidated Statements of Income (Loss). The following table presents the amounts recognized for the three and nine months ended September 30, 2026 and 2025.

64	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

CHANGES IN FAIR VALUE RECOGNIZED IN NET INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Changes in fair value included in net income:
Mortgage banking noninterest income
Loans held for sale	$(2)	$—	$(4)	$2

For the three and nine months ended September 30, 2026 and 2025, the amount for residential real estate loans held for sale included an insignificant amount of gains in pre-tax earnings that are attributable to changes in instrument-specific credit risk. The portion of the fair value adjustments related to credit risk was determined based on estimated default rates and estimated loss severities. Interest income on residential real estate loans held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in the interest income section of the Consolidated Statements of Income (Loss) as interest on loans held for sale.
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
During the third quarter 2026, approximately $4.5 billion of residential mortgage loans were transferred to held for sale from held for investment in conjunction with a balance sheet repositioning strategy. The residential mortgage loans transferred to held for sale were not recognized under the fair value election. Accordingly, the loans were transferred to held for sale at amortized cost and were subject to LOCOM valuation. Upon transfer, a LOCOM valuation adjustment of $452 million was recognized. The bids received were the only significant input used in determining the estimated fair value of the

65	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
mortgage loan portfolio. The bids reflected the impact of current higher interest rates compared to the contractual rates for the loans included in the portfolio.
The fair value of all other residential real estate loans held for sale is determined using a discounted cash flow model that incorporates both observable and unobservable inputs. Inputs in the discounted cash flow model include current mortgage rates for similar products, estimated prepayment rates, foreclosure losses, and various loan performance measures (delinquency, LTV, credit score). Adjustments for delinquency and other differences in loan characteristics are typically reflected in the model’s discount rates. Loss severity trends and the value of underlying collateral are also considered in assessing the appropriate fair value for severely delinquent loans and loans in foreclosure. The valuation of HELOCs also incorporates estimated cancellation rates for loans expected to become delinquent.
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

66	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
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
The following fair value estimates are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, reduces the comparability of fair value disclosures between financial institutions. Due to market illiquidity, the fair values for loans and leases, loans held for sale, and term borrowings as of September 30, 2026 and December 31, 2025 involve the use of significant internally developed pricing assumptions for certain components of these line items. The assumptions and valuations utilized for this disclosure are considered to reflect inputs that market participants would use in transactions involving these instruments as of the measurement date. These considerations affect the estimate of a potential acquirer’s cost of capital and cash flow volatility assumptions from these assets and the resulting fair value measurements may depart significantly from FHN’s internal estimates of the intrinsic value of these assets.
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
The following table summarizes the book value and estimated fair value of financial instruments recorded in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

67	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

BOOK VALUE AND ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
	September 30, 2026
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$35,969	$—	$—	$35,607	$35,607
Commercial real estate	13,540	—	—	13,500	13,500
Consumer:
Consumer real estate	9,104	—	—	8,706	8,706
Credit card and other	551	—	—	550	550
Total loans and leases, net of allowance for loan and lease losses	59,164	—	—	58,363	58,363
Short-term financial assets:
Interest-bearing deposits with banks	1,798	1,798	—	—	1,798
Federal funds sold	88	—	88	—	88
Securities purchased under agreements to resell	1,019	—	1,019	—	1,019
Total short-term financial assets	2,905	1,798	1,107	—	2,905
Trading securities (a)	1,873	—	1,852	21	1,873
Loans held for sale:
Mortgage loans (elected fair value)	84	—	69	15	84
USDA & SBA loans - LOCOM	248	—	248	—	248
Mortgage loans - select consumer mortgages	4,016	—	4,016	—	4,016
Mortgage loans - LOCOM	20	—	—	20	20
Total loans held for sale	4,368	—	4,333	35	4,368
Securities available for sale (a)	7,579	—	7,579	—	7,579
Securities held to maturity	1,172	—	971	—	971
Derivative assets (a)	534	43	491	—	534
Other assets:
Tax credit investments	805	—	—	736	736
Deferred compensation mutual funds	103	103	—	—	103
Equity, mutual funds, and other (b)	258	3	—	255	258
Total other assets	1,166	106	—	991	1,097
Total assets	$78,761	$1,947	$16,333	$59,410	$77,690
Liabilities:
Defined maturity deposits	$8,793	$—	$8,752	$—	$8,752
Trading liabilities (a)	997	—	997	—	997
Short-term financial liabilities:
Federal funds purchased	476	—	476	—	476
Securities sold under agreements to repurchase	1,491	—	1,491	—	1,491
Other short-term borrowings	837	—	837	—	837
Total short-term financial liabilities	2,804	—	2,804	—	2,804
Term borrowings:
Real estate investment trust-preferred	47	—	—	44	44
Notes payable—New Market Tax Credit investments	74	—	—	70	70
Secured borrowings	7	—	—	7	7
Junior subordinated debentures	154	—	—	150	150
Other long-term borrowings	1,037	—	1,011	—	1,011
Total term borrowings	1,319	—	1,011	271	1,282
Derivative liabilities (a)	658	35	604	19	658
Total liabilities	$14,571	$35	$14,168	$290	$14,493

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $52 million and FRB stock of $203 million.

68	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES

	December 31, 2025
	Book Value	Fair Value
(Dollars in millions)		Level 1	Level 2	Level 3	Total
Assets:
Loans and leases, net of allowance for loan and lease losses
Commercial:
Commercial, financial, and industrial	$35,570	$—	$—	$35,401	$35,401
Commercial real estate	13,386	—	—	13,289	13,289
Consumer:
Consumer real estate	13,902	—	—	13,707	13,707
Credit card and other	560	—	—	558	558
Total loans and leases, net of allowance for loan and lease losses	63,418	—	—	62,955	62,955
Short-term financial assets:
Interest-bearing deposits with banks	1,125	1,125	—	—	1,125
Federal funds sold	21	—	21	—	21
Securities purchased under agreements to resell	613	—	613	—	613
Total short-term financial assets	1,759	1,125	634	—	1,759
Trading securities (a)	1,904	—	1,859	45	1,904
Loans held for sale:
Mortgage loans (elected fair value)	151	—	137	14	151
USDA & SBA loans - LOCOM	233	—	233	—	233
Mortgage loans - LOCOM	22	—	—	22	22
Total loans held for sale	406	—	370	36	406
Securities available for sale (a)	8,165	—	8,165	—	8,165
Securities held to maturity	1,216	—	1,073	—	1,073
Derivative assets (a)	327	7	320	—	327
Other assets:
Tax credit investments	824	—	—	758	758
Deferred compensation mutual funds	110	110	—	—	110
Equity, mutual funds, and other (b)	281	37	—	244	281
Total other assets	1,215	147	—	1,002	1,149
Total assets	$78,410	$1,279	$12,421	$64,038	$77,738
Liabilities:
Defined maturity deposits	$6,485	$—	$6,466	$—	$6,466
Trading liabilities (a)	607	—	607	—	607
Short-term financial liabilities:
Federal funds purchased	1,039	—	1,039	—	1,039
Securities sold under agreements to repurchase	1,973	—	1,973	—	1,973
Other short-term borrowings	242	—	242	—	242
Total short-term financial liabilities	3,254	—	3,254	—	3,254
Term borrowings:
Real estate investment trust-preferred	47	—	—	47	47
Notes payable—New Market Tax Credit investments	74	—	—	73	73
Secured borrowings	12	—	—	12	12
Junior subordinated debentures	153	—	—	150	150
Other long-term borrowings	1,035	—	1,058	—	1,058
Total term borrowings	1,321	—	1,058	282	1,340
Derivative liabilities (a)	402	9	368	25	402
Total liabilities	$12,069	$9	$11,753	$307	$12,069

(a)Classes are detailed in the recurring measurement table.
(b)Level 1 primarily consists of mutual funds with readily determinable fair values. Level 3 includes restricted investments in FHLB-Cincinnati stock of $41 million and FRB stock of $203 million.

69	3Q26 FORM 10-Q REPORT

PART I, ITEM 1. FINANCIAL STATEMENTS
Table of Contents	NOTE 16—FAIR VALUE OF ASSETS AND LIABILITIES
The following table presents the contractual amount and fair value of unfunded loan commitments and standby and other commitments as of September 30, 2026 and December 31, 2025.

UNFUNDED COMMITMENTS
	Contractual Amount		Fair Value
(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Unfunded Commitments:
Loan commitments	$23,713	$21,676	$1	$1
Standby and other commitments	873	804	10	10

70	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Item 2.     Management's Discussion and
Analysis of Financial Condition and Results of Operations

71	3Q26 FORM 10-Q REPORT

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
At September 30, 2026, FHN had over 450 business locations in 23 states, including over 400 banking centers in 12 states, and employed approximately 7,400 associates.
This MD&A should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1, as well as other information contained in this document and FHN's 2025 Annual Report on Form 10-K.
Executive Overview
Significant Events and Transactions
During the third quarter of 2026, as part of a balance sheet repositioning strategy, FHN decided to pursue a sale of approximately $4.5 billion of lower-yielding consumer mortgages from its loan portfolio. These loans were reclassified and presented within loans held for sale. After consideration of valuation adjustments, the net amount recognized in loans held for sale was $4.0 billion as of September 30, 2026. An estimated loss on sale of $473 million was recognized in the third quarter. The transaction closed in October 2026 with no significant change to the loan portfolio valuation.
Financial Performance Summary
Table I.2.1
SELECTED FINANCIAL DATA

	As of or for the three months ended		As of or for the nine months ended
(Dollars in millions, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pre-provision net revenue (a)	$(122)	$339	$591	$1,002
Diluted earnings (loss) per common share	$(0.20)	$0.50	$0.88	$1.36
Return on average assets (b)	(0.37)%	1.29%	0.74%	1.20%
Return on average common equity (c)	(4.34)%	11.74%	6.65%	11.07%
Return on average tangible common equity (a) (d)	(5.33)%	14.49%	8.19%	13.73%
Net interest margin (e)	3.48%	3.55%	3.50%	3.46%
Noninterest income to total revenue (f)	(67.31)%	24.16%	6.06%	23.09%
Efficiency ratio (g)	129.56%	61.92%	72.53%	60.43%
Allowance for loan and lease losses to total loans and leases	1.08%	1.23%	1.08%	1.23%
Net charge-offs (recoveries) to average loans and leases (annualized)	0.22%	0.17%	0.20%	0.19%
Total period-end equity to period-end assets	10.82%	11.11%	10.82%	11.11%
Tangible common equity to tangible assets (a)	7.93%	8.55%	7.93%	8.55%
Cash dividends declared per common share	$0.17	$0.15	$0.51	$0.45
Book value per common share	$17.20	$17.19	$17.20	$17.19
Tangible book value per common share (a)	$13.84	$13.94	$13.84	$13.94
Common Equity Tier 1	10.34%	10.96%	10.34%	10.96%
Market capitalization	$10,908	$11,313	$10,908	$11,313

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
(f)    Ratio is noninterest income excluding securities gains (losses) to total revenue excluding securities gains (losses).
(g)    Ratio is noninterest expense to total revenue excluding securities gains (losses).

72	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Third Quarter 2026 Financial Performance Review
Third Quarter 2026 Highlights
FHN reported third quarter 2026 net loss available to common shareholders of $94 million, or $0.20 loss per diluted share, compared to net income available to common shareholders of $254 million, or $0.50 earnings per diluted share, in third quarter 2025.
Net interest income increased $9 million compared to third quarter 2025, largely driven by lower funding costs and commercial loan growth, partially offset by lower loan yields.
Provision for credit losses was a benefit of $25 million for third quarter 2026 compared to a benefit of $5 million for third quarter 2025, largely reflecting a $45 million benefit recognized from the allowance reversal related to the pending sale of select mortgage loans. Net charge-offs were $36 million, or 22 basis points, compared to $26 million, or 17 basis points, in third quarter 2025.
Noninterest income decreased $491 million, resulting in a noninterest loss of $276 million for third quarter 2026, compared to noninterest income of $215 million for third quarter 2025, primarily due to a $473 million loss related to the pending sale of select mortgage loans.
Compared with third quarter 2025, noninterest expense of $529 million decreased $21 million, largely attributable to lower contributions expense resulting from a $20 million contribution to the First Horizon Foundation in third quarter 2025.
Year-to-Date and Period End Highlights
For the nine months ended September 30, 2026, net income available to common shareholders was $424 million, or $0.88 per diluted share, compared to $699 million, or $1.36 per diluted share, for the nine months ended September 30, 2025.
Net interest income increased $80 million, largely driven by lower funding costs and commercial loan growth, partially offset by lower loan yields.
Provision for credit losses of $5 million decreased $60 million for the year-to-date period of 2026 compared to the same period of 2025, largely reflecting a $45 million benefit recognized from the allowance reversal related to the pending sale of select mortgage loans. Net charge-offs were $97 million for the year-to-date period of 2026 compared to $89 million for the same period of 2025. Nonperforming loans of $482 million decreased $122 million compared to December 31, 2025, as nonperforming loans in both the C&I and CRE portfolios declined. The ACL to total loans and leases ratio decreased 6 basis points to 1.25% as of September 30, 2026, compared to December 31, 2025, driven in part by the reclassification of approximately $4.5 billion in mortgage loans to held for sale, as well as improvements in certain macroeconomic factors, continued loan resolutions, and positive grade migration in the CRE portfolio.
Noninterest income for the year-to-date period decreased $456 million, primarily due to a $473 million loss related to the pending sale of select mortgage loans.
Noninterest expense for the year-to-date period increased $35 million, largely attributable to an increase of $32 million in personnel expense and an increase of $20 million in computer software expense, partially offset by a $20 million decrease related to a contribution to the First Horizon Foundation in 2025.
Period-end loans and leases of $59.8 billion decreased $4.3 billion from December 31, 2025. Commercial loans increased $533 million, while consumer loans contracted by $4.9 billion for the year-to-date period, driven by the reclassification of certain mortgage loans to held for sale related to the pending mortgage portfolio sale.
Period-end deposits were $67.7 billion compared to $67.5 billion as of December 31, 2025, as interest-bearing deposits increased $447 million and noninterest-bearing deposits decreased $222 million.
The Common Equity Tier 1 ratio decreased 29 basis points to 10.34% at September 30, 2026, compared to 10.63% at December 31, 2025, largely attributable to the loss associated with the pending sale of certain mortgage loans, common share repurchases, and an increase in risk-weighted assets.
The following portions of this MD&A focus in more detail on the results of operations for the three and nine months ended September 30, 2026 and September 30, 2025, and on information about FHN's financial condition, loan and lease portfolio, liquidity, funding sources, capital, and other matters.

73	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Results of Operations
Net Interest Income
Net interest income is FHN's largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on average interest-earning assets and the effective cost of interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities, which in turn are impacted by external factors such as economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates.
The following tables present the major components of net interest income and net interest margin for the three and nine months ended September 30, 2026 and 2025.

74	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.2

QUARTER-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Three Months Ended
	September 30, 2026			September 30, 2025
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$50,185	$751	5.94%	$47,784	$767	6.37%
Consumer loans	14,304	180	5.00	15,003	191	5.07
Total loans and leases	64,489	931	5.73	62,787	958	6.06
Loans held for sale	459	7	6.22	454	8	6.86
Investment securities	8,915	70	3.10	9,321	72	3.09
Trading securities	1,663	23	5.48	1,625	23	5.81
Federal funds sold	257	2	3.81	9	—	4.86
Securities purchased under agreements to resell	691	6	3.49	564	6	4.19
Interest-bearing deposits with banks	1,982	18	3.75	1,272	14	4.41
Total earning assets / Total interest income	$78,456	$1,057	5.35%	$76,032	$1,081	5.65%
Cash and due from banks	912			860
Goodwill and other intangible assets, net	1,595			1,628
Premises and equipment, net	554			556
Allowance for loan and lease losses	(698)			(809)
Other assets	3,852			3,782
Total assets	$84,671			$82,049

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$26,046	$150	2.29%	$26,326	$184	2.78%
Other interest-bearing deposits	17,196	90	2.07	16,866	103	2.41
Time deposits	9,396	85	3.58	6,871	64	3.71
Total interest-bearing deposits	52,638	325	2.45	50,063	351	2.78
Federal funds purchased	382	4	3.76	726	8	4.44
Securities sold under agreements to repurchase	1,416	10	2.69	1,905	15	3.17
Trading liabilities	678	7	4.32	549	5	3.93
Other short-term borrowings	660	6	3.86	387	4	4.39
Term borrowings	1,321	19	5.67	1,335	20	5.82
Total interest-bearing liabilities / Total interest expense	$57,095	$371	2.58%	$54,965	$403	2.91%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,915			15,862
Other liabilities	2,103			1,998
Total liabilities	75,113			72,825

Shareholders' equity	9,263			8,929
Noncontrolling interest	295			295
Total shareholders' equity	9,558			9,224
Total liabilities and shareholders' equity	$84,671			$82,049

Net earning assets / Net interest income (TE) / Net interest spread	$21,361	$686	2.77%	$21,067	$678	2.74%
Taxable equivalent adjustment		(3)	0.71		(4)	0.81
Net interest income / Net interest margin (a)		$683	3.48%		$674	3.55%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

75	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

In third quarter 2026, net interest income increased $9 million compared to third quarter 2025 while net interest margin decreased 7 basis points to 3.48%. Net interest income benefited from lower funding costs as well as commercial loan growth, partially offset by the impact of lower loan yields. The rate on interest-bearing liabilities decreased 33 basis points and loan yields decreased 33 basis points compared to third quarter 2025.
Average earning assets increased $2.4 billion compared to third quarter 2025, largely driven by average loan growth of $1.7 billion. Average loan growth during the period reflected a $2.4 billion increase in average commercial loans and leases, partially offset by a $699 million decline in average consumer loans. Average earning asset growth was also driven by a $710 million increase in average interest-bearing deposits with banks.
Average interest-bearing liabilities increased $2.1 billion compared to third quarter 2025, primarily driven by an increase of $2.6 billion in average interest-bearing deposits, largely due to a $2.5 billion increase in average time deposits from higher levels of brokered deposits during the quarter. In addition, a $273 million increase in average other short-term borrowings was partially offset by decreases of $489 million in average securities sold under agreements to repurchase and $344 million in average federal funds purchased.

76	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.3
YEAR-TO-DATE AVERAGE BALANCES, NET INTEREST INCOME & YIELDS/RATES

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in millions)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
Assets:
Loans and leases:
Commercial loans and leases	$49,694	$2,192	5.90%	$47,483	$2,221	6.25%
Consumer loans	14,436	541	4.99	14,849	558	5.01
Total loans and leases	64,130	2,733	5.69	62,332	2,779	5.96
Loans held for sale	490	23	6.22	491	26	6.91
Investment securities	9,194	211	3.06	9,287	213	3.06
Trading securities	1,711	69	5.42	1,559	66	5.70
Federal funds sold	93	3	3.83	8	—	4.88
Securities purchased under agreements to resell	699	18	3.53	633	20	4.22
Interest-bearing deposits with banks	1,464	41	3.72	1,265	42	4.43
Total earning assets / Total interest income	$77,781	$3,098	5.32%	$75,575	$3,146	5.56%
Cash and due from banks	924			870
Goodwill and other intangible assets, net	1,603			1,638
Premises and equipment, net	547			564
Allowance for loan and lease losses	(727)			(821)
Other assets	3,816			3,835
Total assets	$83,944			$81,661

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
Savings	$25,937	$427	2.20%	$26,256	$535	2.73%
Other interest-bearing deposits	17,261	263	2.03	16,444	291	2.36
Time deposits	8,227	215	3.49	6,612	191	3.86
Total interest-bearing deposits	51,425	905	2.35	49,312	1,017	2.76
Federal funds purchased	835	23	3.73	728	24	4.47
Securities sold under agreements to repurchase	1,484	29	2.60	1,873	45	3.17
Trading liabilities	684	21	4.04	617	19	4.11
Other short-term borrowings	984	28	3.82	758	25	4.43
Term borrowings	1,320	56	5.66	1,408	59	5.61
Total interest-bearing liabilities / Total interest expense	$56,732	$1,062	2.50%	$54,696	$1,189	2.91%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	15,765			15,750
Other liabilities	2,030			2,071
Total liabilities	74,527			72,517

Shareholders' equity	9,122			8,849
Noncontrolling interest	295			295
Total shareholders' equity	9,417			9,144
Total liabilities and shareholders' equity	$83,944			$81,661

Net earning assets / Net interest income (TE) / Net interest spread	$21,049	$2,036	2.82%	$20,879	$1,957	2.65%
Taxable equivalent adjustment		(10)	0.68		(11)	0.81
Net interest income / Net interest margin (a)		$2,026	3.50%		$1,946	3.46%

(a) Calculated using total net interest income adjusted for FTE assuming a statutory federal income tax rate of 21% and, where applicable, state income taxes.

77	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

For the nine months ended September 30, 2026, net interest income of $2.0 billion increased $80 million from the same period in 2025, largely driven by lower funding costs and commercial loan growth, partially offset by lower loan yields.
Total average earning assets increased $2.2 billion for the nine months ended September 30, 2026 compared to the same period in 2025, largely driven by average loan growth of $1.8 billion, higher average interest-bearing deposits with banks of $199 million, and higher average trading securities balances of $152 million. Average interest-bearing liabilities increased $2.0 billion, primarily driven by an increase of $2.1 billion in average interest-bearing deposits, as increases of $1.6 billion in average time deposits and $817 million in average other interest-bearing deposits were partially offset by a decrease of $319 million in average savings deposits compared to the same period in 2025.
The year-to-date net interest margin of 3.50% increased 4 basis points compared to 3.46% for the same period of 2025 as a 41 basis point improvement in funding costs was partially offset by a decline of 27 basis points in loan yields.
Noninterest Income
The following table presents the significant components of noninterest income for the three months ended September 30, 2026 and 2025.
Table I.2.4
NONINTEREST INCOME

	Three Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	$ Change	% Change
Noninterest income:
Fixed income	$49	$57	$(8)	(14)%
Deposit transactions and cash management	45	43	2	5
Brokerage, management fees and commissions	32	26	6	23
Card and digital banking fees	19	19	—	—
Other service charges and fees	14	14	—	—
Trust services and investment management	13	13	—	—
Mortgage banking income	8	15	(7)	(47)
Loss on pending sale of mortgage loans	(473)	—	(473)	NM
Securities gains (losses), net	(1)	—	(1)	NM
Other income	18	28	(10)	(36)
Total noninterest income	$(276)	$215	$(491)	(228)%

NM - Not meaningful
Noninterest income for third quarter 2026 decreased $491 million, compared to third quarter 2025, primarily due to a $473 million loss related to the pending sale of select mortgage loans.
Fixed income of $49 million decreased $8 million compared to third quarter 2025. Fixed income product revenue decreased $9 million and revenue from other products increased $1 million. Average daily revenue was $629 thousand compared to $771 thousand for the same quarter of 2025, reflecting less favorable market conditions.
Brokerage, management fees and commissions increased $6 million, or 23%, largely reflecting improvements related to the outsourcing of FHN's retail brokerage and wealth management operations in third quarter 2025.
Mortgage banking income decreased $7 million compared to third quarter 2025, largely attributable to a $5 million pre-tax gain from a sale of mortgage servicing rights recognized during third quarter 2025.
Other income decreased $10 million, largely reflective of a decline in deferred compensation income tied to fluctuations in equity market valuations relative to the prior year.

78	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest income for the nine months ended September 30, 2026 and 2025.
Table I.2.5
NONINTEREST INCOME

	Nine months ended
(Dollars in millions)	September 30, 2026	September 30, 2025	$ Change	% Change
Noninterest income:
Fixed income	$148	$149	$(1)	(1)%
Deposit transactions and cash management	131	125	6	5
Brokerage, management fees and commissions	93	77	16	21
Card and digital banking fees	55	55	—	—
Other service charges and fees	45	40	5	13
Trust services and investment management	40	38	2	5
Mortgage banking income	26	33	(7)	(21)
Loss on pending sale of mortgage loans	(473)	—	(473)	NM
Securities gains (losses), net	(2)	1	(3)	(300)
Other income	66	67	(1)	(1)
Total noninterest income	$129	$585	$(456)	(78)%

NM - Not meaningful
For the nine months ended September 30, 2026, noninterest income of $129 million decreased $456 million compared to the same period of 2025, primarily due to a $473 million loss related to the pending sale of select mortgage loans.
Fixed income decreased $1 million for the nine months ended September 30, 2026, compared to the same period of 2025. Fixed income product revenue increased $4 million, largely driven by more favorable market conditions, while revenue from other products decreased $5 million.
Deposit transactions and cash management fees increased $6 million, largely driven by higher cash management fees.

Brokerage, management fees and commissions increased $16 million, or 21%, largely reflecting improvements related to the outsourcing of FHN's retail brokerage and wealth management operations in third quarter 2025.
Other service charges and fees increased $5 million, largely driven by elevated income related to the equipment finance lease business.
Mortgage banking income of $26 million decreased $7 million, largely attributable to a $5 million pre-tax gain from a sale of mortgage servicing rights recognized during third quarter 2025.

79	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Noninterest Expense
The following table presents the significant components of noninterest expense for the three months ended September 30, 2026 and 2025.
Table I.2.6
NONINTEREST EXPENSE

	Three Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	$ Change	% Change
Noninterest expense:
Personnel expense	$295	$296	$(1)	—%
Computer software	42	34	8	24
Net occupancy expense	37	36	1	3
Operations services	27	24	3	13
Legal and professional fees	16	24	(8)	(33)
Advertising and public relations	16	12	4	33
Deposit insurance expense	12	11	1	9
Equipment expense	10	10	—	—
Amortization of intangible assets	8	9	(1)	(11)
Other expense	66	94	(28)	(30)
Total noninterest expense	$529	$550	$(21)	(4)%

Noninterest expense of $529 million decreased $21 million, or 4%, compared to third quarter 2025.
Personnel expense decreased $1 million in third quarter 2026, largely reflecting a $7 million increase in salaries and benefits expense compared to third quarter 2025, offset by lower deferred compensation expense of $8 million, reflecting equity market fluctuations relative to the prior year.
Computer software expense increased $8 million, largely attributable to the timing of technology-related expenditures.

Legal and professional fees decreased $8 million, largely due to project expenses in technology and risk in the prior year.
The $28 million decrease in other expense compared to the prior year quarter was largely attributable to a $20 million contribution to the First Horizon Foundation in third quarter 2025. In addition, Visa derivative valuation expense was $5 million in third quarter 2026 compared to $10 million in third quarter 2025.

80	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents the significant components of noninterest expense for the nine months ended September 30, 2026 and 2025.
Table I.2.7
NONINTEREST EXPENSE

	Nine Months Ended
(Dollars in millions)	September 30, 2026	September 30, 2025	$ Change	% Change
Noninterest expense:
Personnel expense	$888	$856	$32	4%
Computer software	120	100	20	20
Net occupancy expense	108	105	3	3
Operations services	79	71	8	11
Legal and professional fees	50	54	(4)	(7)
Advertising and public relations	43	36	7	19
Deposit insurance expense	37	36	1	3
Equipment expense	32	32	—	—
Amortization of intangible assets	25	29	(4)	(14)
Other expense	182	210	(28)	(13)
Total noninterest expense	$1,564	$1,529	$35	2%

For the nine months ended September 30, 2026, noninterest expense increased $35 million compared to the same period of 2025.
Personnel expense of $888 million increased $32 million, largely reflecting an increase in salaries tied to higher associate headcount. In addition, higher incentive-based compensation, bonus, and deferred compensation expenses were partially offset by lower equity-based compensation expense.
Computer software expense increased $20 million for the year-to-date period, largely from increased spending related to technology projects.
Operations services increased $8 million, largely attributable to higher outside computer services and cloud hosting expenses related to technology projects.
The $28 million decrease in other expense was primarily attributable to lower contributions expense tied to the $20 million contribution to the First Horizon Foundation in third quarter 2025 as well as lower Visa derivative valuation expenses of $5 million in the year-to-date period of 2026.
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
Provision for credit losses was a benefit of $25 million for the third quarter 2026, compared to a benefit of $5 million for the third quarter 2025. The provision for credit losses in third quarter 2026 included an allowance reversal of $45 million related to the reclassification of certain mortgage loans to held for sale from the pending mortgage portfolio sale transaction that closed in October 2026. Net charge-offs in third quarter 2026 were $36 million, or 22 basis points, compared to $26 million, or 17 basis points, in third quarter 2025. Provision for credit losses was $5 million and $65 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
For information about the allowance for credit losses and general asset quality trends, refer to the Asset Quality section in this MD&A.

81	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Income Taxes
FHN recorded an income tax benefit of $18 million in third quarter 2026, compared to income tax expense of $78 million in third quarter 2025. For the nine months ended September 30, 2026 and 2025, FHN recorded income tax expense of $125 million and $205 million, respectively.
The effective tax rate was approximately 18.4% and 22.7% for the three months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate was approximately 21.2% and 21.8% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate decreased compared to third quarter 2025 due to the loss on pending sale of mortgage loans in third quarter 2026.
FHN’s effective tax rate is favorably affected by recurring items such as tax credits and other tax benefits from tax credit investments, tax-exempt income, and bank-owned life insurance. The effective rate is unfavorably affected by non-deductible portions of the FDIC premium and executive compensation. FHN’s effective tax rate may also be affected by items that occur in any given period but are not consistent from period to period, such as changes in unrecognized tax benefits. The rate may also be affected by items resulting from business combinations.
A deferred tax asset ("DTA") or deferred tax liability ("DTL") is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying currently enacted statutory tax rates to these temporary differences in future years. As of September 30, 2026, FHN’s gross DTA after valuation allowance and gross DTL were $785 million and $598 million, respectively, resulting in a net DTA of $187 million at September 30, 2026, compared with a net DTA of $92 million at December 31, 2025.
As of September 30, 2026, FHN had DTA balances related to federal and state income tax carryforwards of $149 million and $3 million, respectively, which will expire at various dates.
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
Commercial, Consumer & Wealth
Pre-tax income for third quarter 2026 decreased $25 million to $395 million, compared to $420 million for third quarter 2025. Total revenue increased $5 million, as noninterest income increased $9 million, largely driven by higher brokerage, management fees and commissions and deposit transactions and cash management fees, while net interest income decreased $4 million largely due to lower loan yields. The provision for credit losses increased $13 million compared to third quarter 2025. Noninterest expense increased $17 million, largely due to increased advertising and public relations and technology expenses allocated to the segment in the current year, as well as higher personnel expense tied to increased incentive-based compensation and increased salary expense reflecting salary rate increases and higher associate headcount.
Pre-tax income of $1.2 billion for the nine months ended September 30, 2026 increased $19 million compared to the same period of 2025, reflecting a $51 million increase in total revenue and $29 million decrease in the provision for credit losses, partially offset by a $61 million increase in noninterest expense. Net interest income increased $24 million, largely due to improvement in the cost of interest-bearing deposits. Noninterest income increased $27 million, largely driven by higher brokerage, management fees and commissions; deposit transactions and cash management fees; and other service charges and fees. The increase in noninterest expense was largely attributable to increased advertising and public relations and technology expenses allocated to the segment in the current year, as well as higher personnel expense tied to increased incentive-based compensation and increased salary expense reflecting salary rate increases and higher associate headcount, partially offset by lower other expenses.
Wholesale
Pre-tax income in the Wholesale segment decreased $11 million compared to third quarter 2025. Revenue decreased $8 million, as a $6 million increase in net interest income was offset by a $14 million decrease in noninterest income. The increase in net interest income was largely driven by commercial loan growth. The decrease in noninterest income was largely driven by an $8 million decrease in fixed income reflecting lower ADR tied to less favorable market conditions during third quarter 2026, as well as a $7 million decrease in mortgage banking income reflecting a $5 million gain on sale of mortgage servicing rights in third quarter 2025. Provision for credit losses increased $8 million and noninterest

82	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

expense decreased $5 million compared to third quarter 2025.
Pre-tax income of $98 million for the nine months ended September 30, 2026 decreased $15 million from the same period of 2025, largely reflecting a $31 million increase in the provision for credit losses and a $7 million increase in noninterest expense, partially offset by a $23 million increase in revenue. The increase in noninterest expense was largely attributable to higher outside services and expenses allocated to the mortgage business in the current year. The increase in revenue was largely a result of higher net interest income of $29 million, primarily driven by higher average loans to mortgage companies balances. Noninterest income decreased $6 million, driven by lower mortgage banking income due to the $5 million gain on sale of mortgage servicing rights during the previous year.
Corporate
Pre-tax loss for the Corporate segment increased $405 million to $533 million for third quarter 2026, compared to $128 million for third quarter 2025. Total revenues decreased $479 million, reflecting a $473 million loss recognized from the pending sale of select mortgage loans. The decrease in revenue was partially offset by a $41 million decrease in the provision for credit losses and a $33 million decrease in noninterest expense. The lower provision for credit losses reflected a $45 million benefit recognized from the reversal of allowance for select mortgage loans reclassified to held for sale. The decrease in noninterest expense largely reflects a decline in other expenses due to a $20 million contribution to the First Horizon Foundation in third quarter 2025 and a $5 million decrease in Visa derivative valuation expenses. Third quarter 2026 results also reflect restructuring costs of $3 million, while third quarter 2025 results include an FDIC special assessment expense credit of $2 million.
Pre-tax loss was $700 million for the nine months ended September 30, 2026 compared to $345 million for the same period of 2025. Total revenues decreased $450 million primarily due to the $473 million loss from the pending sale of select mortgage loans. The decrease in revenue was partially offset by a $62 million decrease in provision for credit losses and a $33 million decrease in noninterest expense. The lower provision for credit losses reflects the $45 million benefit recognized from the reversal of allowance for select mortgage loans reclassified to held for sale. Noninterest expense results reflect a decline in other expenses due to the $20 million contribution to the First Horizon Foundation during 2025 and a $5 million decrease in Visa derivative valuation expenses compared to the prior year. Year-to-date results for the current year reflect $3 million of restructuring costs, while 2025 results include a $4 million expense credit related to an accrual release in deferred compensation and a $2 million FDIC special assessment expense credit.

83	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Analysis of Financial Condition
Earning assets consist of loans and leases, loans held for sale, investment securities, and other earning assets, such as trading securities and interest-bearing deposits with banks. A detailed discussion of the major components of earning assets is provided in the following sections.
Loans and Leases
Period-end loans and leases of $59.8 billion as of September 30, 2026 decreased $4.3 billion compared to December 31, 2025. Commercial loans and leases increased $533 million, driven by growth in both C&I and commercial real estate loans. Consumer loans decreased $4.9 billion, primarily from the reclassification of certain mortgage loans to held for sale related to the pending mortgage portfolio sale. The completion of this sale is likely to shift FHN's contractual maturity distribution toward shorter duration assets, as the vast majority of the related loans have maturities of over 15 years.
The following table provides details regarding FHN's loans and leases as of September 30, 2026 and December 31, 2025.

Table I.2.8
LOANS & LEASES

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Growth Rate
Commercial:
Commercial, financial, and industrial (a)	$36,309	61%	$35,905	56%	1%
Commercial real estate	13,692	23	13,563	21	1
Total commercial	50,001	84	49,468	77	1
Consumer:
Consumer real estate	9,237	15	14,108	22	(35)
Credit card and other	570	1	580	1	(2)
Total consumer	9,807	16	14,688	23	(33)
Total loans and leases	$59,808	100%	$64,156	100%	(7)%

(a)Includes equipment financing loans and leases.
Loans Held for Sale
Loans held for sale generally consists of government guaranteed loans under SBA and USDA lending programs and smaller amounts of other consumer and home equity loans. Additionally, FHN's mortgage banking operations include origination and servicing of residential first lien mortgages that conform to standards established by GSEs that are major investors in U.S. home mortgages but can also consist of junior lien and jumbo loans secured by residential property. These non-conforming loans are primarily sold to private companies that are unaffiliated with the GSEs on a servicing-released basis. For further detail, see Note 5 - Mortgage Banking Activity to the Consolidated Financial Statements in Part I, Item 1 of this report.
Loans HFS increased to $4.4 billion as of September 30, 2026 compared to $406 million as of December 31, 2025 as a result of the reclassification of certain mortgage loans to held for sale related to the pending mortgage portfolio sale transaction that closed in October 2026. Held-for-sale consumer mortgage loans secured by residential real estate in the process of foreclosure totaled $2 million as of September 30, 2026 and $1 million as of December 31, 2025, respectively.

84	3Q26 FORM 10-Q REPORT

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
FHN had a concentration of residential real estate loans of 15% and 22% of total loans as of September 30, 2026 and December 31, 2025, respectively. The decrease in concentration is attributable to the reclassification of certain mortgage loans to held for sale as a result of the pending mortgage portfolio sale transaction that closed in October 2026. Industry concentrations are discussed under the C&I heading below.
Credit underwriting guidelines are outlined in Item 7 of FHN’s Annual Report on Form 10-K for the year ended December 31, 2025 in the Asset Quality section within the Analysis of Financial Condition discussion. FHN’s credit underwriting guidelines and loan product offerings as of September 30, 2026 are generally consistent with those reported and disclosed in FHN’s Form 10-K for the year ended December 31, 2025.

Commercial Loan and Lease Portfolios
C&I
C&I loans are the largest component of the loan and lease portfolio, comprising 61% and 56% of the total portfolio as of September 30, 2026 and December 31, 2025, respectively. The C&I portfolio is comprised of loans used for general business purposes. Products offered in the C&I portfolio include term loan financing of owner-occupied real estate and fixed assets, direct financing and sales-type leases, working capital lines of credit, and trade credit enhancement through letters of credit.
Total C&I loans and leases increased $404 million to $36.3 billion as of September 30, 2026, compared to December 31, 2025, reflecting growth among a broad range of industries, partially offset by a decline in loans to mortgage companies.
The largest geographical concentrations of C&I balances as of September 30, 2026 were in Tennessee (19%), Florida (12%), Texas (11%), North Carolina (6%), Louisiana (6%), and California (6%), with no other state represented more than 5% of the portfolio. This mix was generally consistent with December 31, 2025.
The following table provides the composition of the C&I portfolio by industry as of September 30, 2026 and December 31, 2025. For purposes of this disclosure, industries are determined based on the North American Industry Classification System ("NAICS") industry codes used by Federal statistical agencies in classifying business establishments for the collection, analysis, and publication of statistical data related to the U.S. business economy.

85	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.9
C&I PORTFOLIO BY INDUSTRY

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent	Amount	Percent
Industry:
Finance and insurance	$4,388	12%	$4,117	12%
Real estate and rental and leasing (a)	4,147	11	3,965	11
Loans to mortgage companies	3,869	11	4,703	13
Wholesale trade	2,706	8	2,645	7
Manufacturing	2,449	7	2,305	6
Health care and social assistance	2,437	7	2,564	7
Accommodation and food service	2,328	6	2,322	7
Retail trade	1,932	5	1,802	5
Transportation and warehousing	1,925	5	1,740	5
Other (construction, utilities, energy, etc.) (b)	10,128	28	9,742	27
Total C&I loan portfolio	$36,309	100%	$35,905	100%

(a)Leasing, rental of real estate, equipment, and goods.
(b)Industries in this category each comprise less than 5%.
Industry Concentrations
Loan concentrations are considered to exist for a financial institution when there are loans to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Loans to borrowers in the finance and insurance industry and loans to mortgage companies were 23% and 25% of FHN’s C&I loan portfolio as of September 30, 2026 and December 31, 2025, respectively, and as a result could be affected by items that uniquely impact the financial services industry. Loans to borrowers in the real estate and rental and leasing industry were 11% of FHN's C&I portfolio as of both September 30, 2026 and December 31, 2025. As of September 30, 2026, FHN did not have any other concentrations of C&I loans in any single industry of 10% or more of total loans.
Finance and Insurance
The finance and insurance component represented 12% of the C&I portfolio as of both September 30, 2026 and December 31, 2025, and includes TRUPs (i.e., long-term unsecured loans to bank and insurance-related businesses), loans to bank holding companies, and asset-based lending to consumer finance companies. As of September 30, 2026, asset-based lending to consumer finance companies represents approximately 36% of the finance and insurance component.
Real Estate and Rental and Leasing
Loans to borrowers in the real estate and rental and leasing industry were 11% of FHN's C&I portfolio as of both September 30, 2026 and December 31, 2025. This portfolio primarily consists of equipment financing loans and leases to clients across FHN's footprint in a broad range of industries and asset types. This portfolio also includes a smaller balance of loans and leases for solar and wind generating facilities.
Loans to Mortgage Companies
Loans to mortgage companies were 11% and 13% of the C&I portfolio as of September 30, 2026 and December 31, 2025, respectively. This portfolio includes commercial lines of credit to qualified mortgage companies primarily for the temporary warehousing of eligible mortgage loans prior to the sale of those mortgage loans by FHN's borrower to third-party investors. The high quality of the collateral and prudent risk management practices have resulted in low credit losses historically, including a net charge-off rate of 0% as of both September 30, 2026 and December 31, 2025. Balances in this portfolio generally fluctuate with mortgage rates and seasonal factors. Generally, new loan originations to mortgage lenders increase when there is a decline in mortgage rates and decrease when rates rise. In periods of economic uncertainty, this trend may not occur even if interest rates are declining. In third quarter 2026, approximately 75% of the loan originations were home purchases and 25% were refinance transactions.
Commercial Real Estate
The CRE portfolio totaled $13.7 billion and $13.6 billion as of September 30, 2026 and December 31, 2025, respectively. The CRE portfolio includes financings for both commercial construction and non-construction loans. This portfolio contains loans, draws on credit lines, and letters of credit to commercial real estate developers for the construction and mini-permanent financing of income-producing real estate.
The largest geographical concentrations of CRE balances as of September 30, 2026 were in Florida (26%), Texas (14%), North Carolina (12%), Tennessee (8%), Louisiana (8%), and Georgia (7%), with no other state representing more than 5% of the portfolio. The mix was generally consistent with December 31, 2025.

86	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table represents subcategories of CRE loans by property type.
Table I.2.10
CRE PORTFOLIO BY PROPERTY TYPE

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent	Amount	Percent
Property Type:
Multi-family	$4,536	33%	$4,452	33%
Office	2,609	19	2,694	20
Retail	2,401	18	2,354	17
Industrial	2,262	16	2,075	15
Hospitality	1,111	8	1,154	9
Other CRE (a)	773	6	834	6
Total CRE loan portfolio	$13,692	100%	$13,563	100%

(a) Property types in this category each comprise less than 5%.
Consumer Loan Portfolios
Consumer Real Estate
The consumer real estate portfolio is primarily comprised of home equity lines and installment loans. This portfolio totaled $9.2 billion and $14.1 billion as of September 30, 2026 and December 31, 2025, respectively. The decline in this portfolio was attributable to the reclassification of certain mortgage loans to held for sale as a result of the pending mortgage loan portfolio sale transaction that closed in October 2026. The largest geographical concentrations of balances in the consumer real estate portfolio as of September 30, 2026 were in Florida (28%), Tennessee (25%), Texas (11%), Louisiana (9%), North Carolina (7%), and Georgia (6%), with no other state representing 5% or more of the portfolio. This mix was generally consistent with December 31, 2025.
As of September 30, 2026, approximately 82% of the consumer real estate portfolio was in a first lien position. At origination, the weighted average FICO score of this portfolio was 759, and the refreshed FICO scores averaged 774 as of September 30, 2026, compared to FICO scores of 760 and 779, respectively, as of December 31, 2025. Generally, performance of this portfolio is affected by life events that affect borrowers’ finances, the level of unemployment, and home prices.
As of September 30, 2026 and December 31, 2025, FHN had held-to-maturity consumer mortgage loans secured by real estate totaling $28 million and $27 million, respectively, that were in the process of foreclosure.
HELOCs comprised $2.1 billion and $2.2 billion of the consumer real estate portfolio as of September 30, 2026 and December 31, 2025, respectively. FHN’s HELOCs typically have a 5- or 10-year draw period followed by a 10- or 20-year repayment period, respectively. During the draw period, a borrower is able to draw on the line and is only required to make interest payments. The line is restricted if a borrower becomes past due on payments. Once the draw period has ended, the line is closed, and the borrower is required to make both principal and interest payments monthly until the loan matures. The principal payment generally is fully amortizing, but payment amounts will adjust when variable rates reset to reflect changes in the Prime Rate.
As of September 30, 2026 and December 31, 2025, approximately 94% and 95% of FHN's HELOCs were in the draw period, respectively. It is expected that $589 million, or 29%, of HELOCs currently in the draw period will enter the repayment period during the next 60 months, based on current terms. Generally, delinquencies for HELOCs that have entered the repayment period are initially higher than HELOCs still in the draw period because of the increased minimum payment requirement. However, over time, performance of these loans usually begins to stabilize. HELOCs nearing the end of the draw period are closely monitored.

87	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents HELOCs currently in the draw period, broken down by months remaining in the draw period.
Table I.2.11
HELOC DRAW TO REPAYMENT SCHEDULE

	September 30, 2026		December 31, 2025
(Dollars in millions)	Repayment Amount	Percent	Repayment Amount	Percent
Months remaining in draw period:
0-12	$88	4%	$80	4%
13-24	115	6	117	6
25-36	111	5	126	6
37-48	141	7	130	6
49-60	134	7	159	8
>60	1,439	71	1,449	70
Total	$2,028	100%	$2,061	100%

Credit Card and Other
The credit card and other consumer loan portfolio totaled $570 million and $580 million as of September 30, 2026 and December 31, 2025, respectively. This portfolio primarily consists of consumer-related credits, including home equity and other personal consumer loans, credit card receivables, and automobile loans. The $10 million decrease was driven by net repayments.

88	3Q26 FORM 10-Q REPORT

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
The ACL to total loans and leases ratio decreased to 1.25% as of September 30, 2026 from 1.31% as of December 31, 2025, driven in part by the reclassification of approximately $4.5 billion in mortgage loans to held for sale, as well as improvements in certain macroeconomic factors, continued loan resolutions, and positive grade migration in the CRE portfolio.
Consolidated Net Charge-offs
Net charge-offs in third quarter 2026 were $36 million, or an annualized 22 basis points of total loans and leases, compared to net charge-offs of $26 million, or 17 basis points, in third quarter 2025.
Table I.2.12
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AND CHARGE-OFFS

(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Allowance for loan and lease losses
C&I	$340	$335	$334
CRE	152	177	204
Consumer real estate	133	206	219
Credit card and other	19	20	20
Total allowance for loan and lease losses	$644	$738	$777

Reserve for remaining unfunded commitments
C&I	$89	$81	$74
CRE	7	11	10
Consumer real estate	7	9	9
Total reserve for remaining unfunded commitments	$103	$101	$93

Allowance for credit losses
C&I	$429	$416	$408
CRE	159	188	214
Consumer real estate	140	215	228
Credit card and other	19	20	20
Total allowance for credit losses	$747	$839	$870

Period-end loans and leases
C&I	$36,309	$35,905	$34,401
CRE	13,692	13,563	13,675
Consumer real estate	9,237	14,108	14,403
Credit card and other	570	580	579
Total period-end loans and leases	$59,808	$64,156	$63,058

ALLL / loans and leases %
C&I	0.94%	0.93%	0.97%
CRE	1.11	1.30	1.49
Consumer real estate	1.44	1.46	1.52
Credit card and other	3.29	3.40	3.42
Total ALLL / loans and leases %	1.08%	1.15%	1.23%

ACL / loans and leases %
C&I	1.18%	1.16%	1.18%

89	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

CRE	1.17	1.38	1.57
Consumer real estate	1.51	1.53	1.58
Credit card and other	3.29	3.40	3.42
Total ACL / loans and leases %	1.25%	1.31%	1.38%

Quarter-to-date net charge-offs (recoveries)
C&I	$30	$26	$19
CRE	3	2	3
Consumer real estate	—	(1)	(1)
Credit card and other	3	3	5
Total net charge-offs (recoveries)	$36	$30	$26

Average loans and leases
C&I	$36,530	$35,004	$34,011
CRE	13,655	13,587	13,773
Consumer real estate	13,725	14,255	14,409
Credit card and other	579	586	594
Total average loans and leases	$64,489	$63,432	$62,787

Net charge-off (recovery) % (annualized)
C&I	0.33%	0.30%	0.22%
CRE	0.08	0.04	0.09
Consumer real estate	(0.01)	(0.02)	(0.02)
Credit card and other	2.11	2.31	3.54
Total net charge-off %	0.22%	0.19%	0.17%

ALLL / annualized net charge-offs
C&I	285%	323%	452%
CRE	1,422	2,953	1,608
Consumer real estate	NM	NM	NM
Credit card and other	154	146	94
Total ALLL / net charge-offs	457%	612%	739%

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
Total NPAs were $501 million as of September 30, 2026 compared to $617 million as of December 31, 2025.
Nonperforming loans and leases decreased $122 million, largely driven by a $94 million decrease in nonaccrual CRE loans and a $30 million decrease in nonaccrual C&I loans. The decrease in nonaccrual CRE loans was largely driven by paydowns in the office and industrial portfolios, partially offset by an increase in nonaccrual hospitality loans. These portfolios continue to maintain strong underwriting and client selection. The vast majority of NPLs have individual impairment reviews with no specific reserve required. The nonperforming loans and leases ratio decreased 13 basis points to 0.81% as of September 30, 2026 compared to December 31, 2025.

90	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.13
NONPERFORMING ASSETS

(Dollars in millions)
Nonperforming loans and leases	September 30, 2026	December 31, 2025
C&I	$194	$224
CRE	145	239
Consumer real estate	142	140
Credit card and other	1	1
Total nonperforming loans and leases (a)	$482	$604

Nonperforming loans held for sale (a)	$12	$10
Foreclosed real estate and other assets	7	3
Total nonperforming assets (a)	$501	$617

Nonperforming loans and leases to total loans and leases (b)
C&I	0.53%	0.62%
CRE	1.06	1.76
Consumer real estate	1.53	0.99
Credit card and other	0.22	0.16
Total NPL %	0.81%	0.94%

ALLL / NPLs (b)
C&I	175%	150%
CRE	105	74
Consumer real estate	94	147
Credit card and other	1,524	2,096
Total ALLL / NPLs	134%	122%

(a)Excludes loans and leases that are 90 or more days past due and still accruing interest.
(b)Excludes loans classified as held for sale.

91	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

The following table presents nonperforming assets by business segment.

Table I.2.14
NONPERFORMING ASSETS BY SEGMENT

(Dollars in millions)
Nonperforming loans and leases (a) (b)	September 30, 2026	December 31, 2025
Commercial, Consumer & Wealth	$457	$587
Wholesale	18	8
Corporate	7	9
Consolidated	$482	$604
Foreclosed real estate
Commercial, Consumer & Wealth	$4	$—
Wholesale	3	2
Corporate	—	1
Consolidated	$7	$3
Nonperforming Assets (a) (b)
Commercial, Consumer & Wealth	$461	$587
Wholesale	21	10
Corporate	7	10
Consolidated	$489	$607
Nonperforming loans and leases to loans and leases (b)
Commercial, Consumer & Wealth	0.86%	1.04%
Wholesale	0.28	0.11
Corporate	2.97	1.84
Consolidated	0.81%	0.94%
NPA % (b) (c)
Commercial, Consumer & Wealth	0.87%	1.04%
Wholesale	0.32	0.14
Corporate	2.97	1.98
Consolidated	0.82%	0.95%

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
Loans 90 days or more past due and still accruing were $9 million as of September 30, 2026, compared to $8 million as of December 31, 2025. Loans 30 to 89 days past due and still accruing totaled $84 million as of September 30, 2026, compared to $83 million as of December 31, 2025, reflecting an increase in past due CRE loans, partially offset by declines in past due C&I and consumer loans.

92	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Table I.2.15
ACCRUING DELINQUENCIES & OTHER CREDIT DISCLOSURES

(Dollars in millions)
Accruing loans and leases 30+ days past due (a)	September 30, 2026	December 31, 2025
C&I	$27	$35
CRE	20	3
Consumer real estate	41	47
Credit card and other	5	6
Total accruing loans and leases 30+ days past due	$93	$91

Accruing loans and leases 30+ days past due % (a)
C&I	0.07%	0.10%
CRE	0.15	0.02
Consumer real estate	0.44	0.33
Credit card and other	0.95	1.05
Total accruing loans and leases 30+ days past due %	0.15%	0.14%

Accruing loans and leases 90+ days past due (a) (b) (c)
C&I	$1	$1
Consumer real estate	7	6
Credit card and other	1	1
Total accruing loans and leases 90+ days past due	$9	$8

Loans held for sale
30 to 89 days past due (b)	$6	$3
30 to 89 days past due - guaranteed portion (b) (d)	3	—
90+ days past due (b)	—	—
90+ days past due - guaranteed portion (b) (d)	—	—

(a)Excludes loans classified as held for sale.
(b)Amounts are not included in nonperforming/nonaccrual loans.
(c)Amounts are also included in accruing loans and leases 30+ days past due.
(d)Guaranteed loans include FHA, VA, and GNMA loans repurchased through the GNMA buyout program.

Potential problem assets represent those assets where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms and include loans past due 90 days or more and still accruing. This definition is believed to be substantially consistent with the standards established by Federal banking regulators for loans classified as substandard. Potential problem assets in the loan portfolio totaled $1.8 billion as of September 30, 2026 compared to $1.7 billion as of December 31, 2025. The current expectation of losses from potential problem assets has been included in management’s analysis for assessing the adequacy of the allowance for loan and lease losses.

93	3Q26 FORM 10-Q REPORT

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
Investment securities were $8.8 billion as of September 30, 2026 compared to $9.4 billion as of December 31, 2025, representing 10% and 11% of total assets, respectively. See Note 2 - Investment Securities to the Consolidated Financial Statements in Part I, Item 1 of this report for more information about the securities portfolio.

94	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Deposits
The following table summarizes deposits by type and insured status as of September 30, 2026 and December 31, 2025.
Table I.2.16
DEPOSITS

	September 30, 2026		December 31, 2025
(Dollars in millions)	Amount	Percent of total	Amount	Percent of total	Change	Percent
Deposits by type:
Savings	$25,983	38%	$26,010	39%	$(27)	—%
Time deposits	8,793	13	6,485	10	2,308	36
Other interest-bearing deposits	17,324	26	19,158	28	(1,834)	(10)
Total interest-bearing deposits	52,100	77	51,653	77	447	1
Noninterest-bearing deposits	15,601	23	15,823	23	(222)	(1)
Total deposits	$67,701	100%	$67,476	100%	$225	—%

Deposits by insured status:
Insured	$37,445	55%	$39,422	58%	$(1,977)	(5)%
Uninsured and uncollateralized	25,127	37	22,817	34	2,310	10
Uninsured and collateralized	5,129	8	5,237	8	(108)	(2)
Total uninsured	30,256	45	28,054	42	2,202	8
Total deposits	$67,701	100%	$67,476	100%	$225	—%

Total deposits increased to $67.7 billion as of September 30, 2026 compared to $67.5 billion as of December 31, 2025, as interest-bearing deposits increased $447 million and noninterest-bearing deposits decreased $222 million. The increase in time deposits was partially offset by a decline in other interest-bearing deposits, largely reflecting fluctuations in brokered deposit balances from other interest-bearing deposits to time deposits. Total brokered deposits decreased to $5.9 billion as of September 30, 2026, compared to $6.0 billion as of December 31, 2025. Deposit balances by type can fluctuate based on the timing of deposit gathering initiatives.
FHN continues to maintain a well-diversified and stable funding mix across its footprint and specialty lines of business. At September 30, 2026, commercial deposits were $40.9 billion, or 60% of total deposits, and consumer deposits were $26.8 billion, or 40% of total deposits. At December 31, 2025, commercial deposits were $39.4 billion, or 58% of total deposits, and consumer deposits were $28.1 billion, or 42% of total deposits.
See Tables I.2.2 and I.2.3 - Average Balances, Net Interest Income and Yields/Rates in this report for information on average deposits, including average rates paid.
Short-Term Borrowings
Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, trading liabilities, and other short-term borrowings. The amount of federal funds purchased fluctuates depending on the amount of excess funding of FHN’s correspondent bank customers. Balances of securities sold under agreements to repurchase fluctuate based on cost attractiveness relative to FHLB borrowing levels and the ability to pledge securities toward such transactions. Trading liabilities fluctuate due to various factors, including levels of trading securities and hedging strategies. Other short-term borrowings balances fluctuate largely based on the level of FHLB borrowings as a result of loan demand, deposit levels, and balance sheet funding strategies.
As of September 30, 2026, total short-term borrowings decreased to $3.8 billion, from $3.9 billion as of December 31, 2025. During this period, federal funds purchased and securities sold under agreements to repurchase decreased $1.0 billion, partially offset by a $595 million increase in other short-term borrowings and a $391 million increase in trading liabilities. The increase in other short-term borrowings was largely reflective of a $350 million increase in FHLB borrowings.
Term Borrowings
Term borrowings consist of senior and subordinated debt instruments with original maturities greater than one year. Total term borrowings were $1.3 billion as of both September 30, 2026 and December 31, 2025.

95	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Capital
Management’s objectives are to provide capital sufficient to cover the risks inherent in FHN’s businesses, to maintain excess capital to well-capitalized standards, and to ensure ready access to the capital markets.
Total equity was $9.1 billion as of both September 30, 2026 and December 31, 2025. Significant changes in equity included net income of $461 million and the issuance of $392 million in Series H Preferred Stock, offset by $360 million in common stock repurchases, $276 million in common and preferred dividends, $57 million from the Series C Preferred Stock redemption, and a $209 million decrease in AOCI.
The following tables provide a reconciliation of shareholders’ equity from the Consolidated Balance Sheets to Common Equity Tier 1, Tier 1, and Total Regulatory Capital, as well as certain selected capital ratios.
Table I.2.17
REGULATORY CAPITAL DATA

(Dollars in millions)	September 30, 2026	December 31, 2025
FHN shareholders’ equity	$8,830	$8,847
FHN non-cumulative perpetual preferred stock	(682)	(349)
Common equity tier 1 before regulatory adjustments	$8,148	$8,498
Regulatory adjustments:
Disallowed goodwill and other intangibles	$(1,525)	$(1,548)
Net unrealized (gains) losses on securities available for sale	700	512
Net unrealized (gains) losses on pension and other postretirement plans	250	256
Net unrealized (gains) losses on cash flow hedges	69	42
Common equity tier 1	$7,642	$7,760
FHN non-cumulative perpetual preferred stock	682	349
Qualifying noncontrolling interest— First Horizon Bank preferred stock	295	295
Tier 1 capital	$8,619	$8,404
Tier 2 capital	1,166	1,344
Total regulatory capital	$9,785	$9,748
Risk-Weighted Assets
First Horizon Corporation	$73,916	$73,036
First Horizon Bank	73,106	72,283
Average Assets for Leverage
First Horizon Corporation	$84,144	$82,492
First Horizon Bank	83,394	81,560
Table I.2.18
REGULATORY RATIOS & AMOUNTS

	September 30, 2026		December 31, 2025
(Dollars in millions)	Ratio	Amount	Ratio	Amount
Common Equity Tier 1
First Horizon Corporation	10.34%	$7,642	10.63%	$7,760
First Horizon Bank	10.88	7,956	10.98	7,934
Tier 1
First Horizon Corporation	11.66	8,619	11.51	8,404
First Horizon Bank	11.29	8,251	11.38	8,229
Total
First Horizon Corporation	13.24	9,785	13.35	9,748
First Horizon Bank	12.68	9,268	13.04	9,425
Tier 1 Leverage
First Horizon Corporation	10.24	8,619	10.19	8,404
First Horizon Bank	9.89	8,251	10.09	8,229
Other Capital Ratios
Total period-end equity to period-end assets	10.82		10.90
Tangible common equity to tangible assets (a)	7.93		8.37
(a)Tangible common equity to tangible assets is a non-GAAP measure and is reconciled to total equity to total assets (GAAP) in the Non-GAAP to GAAP Reconciliation - Table I.2.28.

96	3Q26 FORM 10-Q REPORT

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
As of September 30, 2026, both FHN and First Horizon Bank had sufficient capital to qualify as well-capitalized institutions and to meet the capital conservation buffer requirement.
The decrease in FHN's CET1 ratio as of September 30, 2026, relative to December 31, 2025 was largely due to the loss on the pending sale of certain mortgage loans, common share repurchases, and an increase in risk-weighted assets. FHN's Tier 1 capital ratio and Tier 1 leverage ratio increased, driven by the Series H Preferred Stock issuance and net income retained after dividends, partially offset by common share repurchases, the Series C Preferred Stock redemption, and, for the Tier 1 capital ratio, higher risk-weighted assets. FHN's total capital ratio was impacted by the same changes attributable to Tier 1 capital, with the additional impact of a reduction in qualifying Tier 2 capital from lower qualifying subordinated debt and a lower allowance for loan and lease losses.
For the remainder of 2026 and in 2027, FHN's and First Horizon Bank's capital ratios are expected to remain above well-capitalized standards plus the required capital conservation buffer.
Common Stock Purchase Program
FHN may purchase shares of its common stock from time to time, subject to legal and regulatory restrictions. FHN's Board has authorized the common stock purchase program described below. FHN’s Board has not authorized a preferred stock purchase program.
October 2025 General Purchase Program
On October 27, 2025, FHN announced that its Board of Directors had approved a $1.2 billion common share purchase program. The October 2025 program is scheduled to expire on January 31, 2027. Purchases under this program may be made in the open market or through privately negotiated transactions, including under Rule 10b5-1 plans, as well as accelerated share repurchase and other structured transactions. The timing and exact amount of common share repurchases are at the discretion of senior management and are subject to various factors, including FHN's capital position, financial performance, expected capital impacts of strategic initiatives, market conditions, business conditions, and regulatory considerations.
As of September 30, 2026, $539 million in purchases had been made life-to-date under the October 2025 program at an average price per share of $23.44, or $23.42 excluding commissions. Program purchases made during the quarter ended September 30, 2026 are summarized in the following table.
Table I.2.19
COMMON STOCK PURCHASES—OCTOBER 2025 PROGRAM

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced programs	Maximum approximate dollar value that may yet be purchased under the programs
2026
July 1 to July 31	150	$25.48	150	$660,840
August 1 to August 31	—	N/A	—	660,840
September 1 to September 30	—	N/A	—	660,840
Total	150	$25.48	150

(a)Represents total costs including commissions paid. Average price paid does not reflect the one percent excise tax charged on public company share repurchases.

97	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Tax Withholding for Stock Awards
As authorized by the Board's Compensation Committee, FHN makes automatic stock purchases by withholding stock-based award shares to cover tax obligations associated with those awards. Those limited, off-market purchases are not associated with an announced purchase program and are made any time an associated tax obligation arises, whether or not a blackout period is in effect. Tax withholding purchases made during the quarter ended September 30, 2026 are summarized in the following table.
Table I.2.20
COMMON STOCK PURCHASES—TAX WITHHOLDING FOR STOCK AWARDS

(Dollar values and volume in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the programs
2026
July 1 to July 31	1	$25.85	N/A	N/A
August 1 to August 31	2	26.17	N/A	N/A
September 1 to September 30	5	25.26	N/A	N/A
Total	8	$25.57

98	3Q26 FORM 10-Q REPORT

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
A summary of FHN’s VaR and SVaR measures for 1-day and 10-day time horizons is presented in the following table.
Table I.2.21
VaR & SVaR MEASURES

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026			As of September 30, 2026
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$3	$2	$2	$3	$1	$2
SVaR	8	10	7	8	10	5	10
10-day
VaR	5	6	4	5	8	3	6
SVaR	46	51	40	42	51	29	49

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025			As of September 30, 2025
(Dollars in millions)	Mean	High	Low	Mean	High	Low
1-day
VaR	$2	$3	$2	$2	$3	$1	$3
SVaR	7	9	6	7	9	6	7
10-day
VaR	7	8	6	6	8	3	7
SVaR	38	47	33	36	47	28	38

	Year Ended December 31, 2025			As of December 31, 2025
(Dollars in millions)	Mean	High	Low
1-day
VaR	$2	$3	$1	$2
SVaR	7	9	6	7
10-day
VaR	6	8	3	7
SVaR	37	47	28	37

99	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

FHN’s overall VaR measure includes both interest rate risk and credit spread risk. Separate measures of these component risks are as follows.
Table I.2.22
SCHEDULE OF RISKS INCLUDED IN VaR

	As of September 30, 2026		As of September 30, 2025		As of December 31, 2025
(Dollars in millions)	1-day	10-day	1-day	10-day	1-day	10-day
Interest rate risk	$1	$3	$2	$4	$1	$2
Credit spread risk	2	2	1	2	—	1

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
Model Validation
Trading risk management personnel within FHN have primary responsibility for model risk management with respect to the model used by FHN to compute its VaR measures and perform stress testing on the trading inventory. Among other procedures, these personnel monitor model results and perform periodic backtesting as part of an ongoing process of validating the accuracy of the model. Backtesting compares the previous day’s VaR measurement to a regulatory-prescribed calculation of daily trading profit/loss in the trading inventory. During the three and nine months ended September 30, 2026, and the year ended December 31, 2025, there were no days in which the regulatory-prescribed calculation reflected a loss in the trading inventory that exceeded the corresponding daily VaR measurement, resulting in zero backtesting exceptions. Model risk management activities are subject to annual review by FHN’s Model Validation Group, an independent assurance group charged with oversight responsibility for FHN’s model risk management.

100	3Q26 FORM 10-Q REPORT

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
Based on a static balance sheet as of September 30, 2026, NII exposures over the next 12 months, assuming rate shocks of plus/minus 100 basis points and plus/minus 200 basis points, are estimated to have variances as shown in Table I.2.23. Net interest income sensitivity as of September 30, 2026 assumes the mortgage loan sale that closed in October 2026 occurred on September 30, 2026 and proceeds were held in cash and short-term securities.
Table I.2.23
INTEREST RATE SENSITIVITY

Shifts in Interest Rates (in bps)	% Change in Projected Net Interest Income
-200	(10.2)%
-100	(4.9)%
+100	4.5%
+200	8.9%
A steepening yield curve scenario, where long-term rates increase by 50 basis points and short-term rates are static, results in a favorable NII variance of 1.0%. A flattening yield curve scenario, where long-term rates decrease by 50 basis points and short-term rates are static, results in an unfavorable NII variance of 1.0%. These hypothetical scenarios are used to create a risk measurement framework and do not necessarily represent management’s current view of future interest rates or market developments.
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
Table I.2.24
INTEREST RATE DERIVATIVES DESIGNATED AS CASH FLOW HEDGES

(Dollars in millions)	Notional Value	Fair Value	Weighted Average Maturity (in Years)	Weighted Average Fixed Rate (Swaps)/Strike Rate (Floors)
September 30, 2026:
Receive fixed SOFR swaps - Loans	$2,000	$(65)	1.8	2.78%
Floors	3,000	1	1.7	1.88%
Total	$5,000	$(64)

December 31, 2025:
Receive fixed SOFR swaps - Loans	$2,000	$(29)	2.5	2.78%
Floors	3,000	15	2.4	1.88%
Total	$5,000	$(14)

101	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Liquidity Risk Management
Among other things, ALCO is responsible for liquidity management: the funding of assets with liabilities of appropriate duration, while mitigating the risk of unexpected cash needs. ALCO and the Board of Directors have adopted a Liquidity Policy with the objective of ensuring that FHN meets its cash and collateral obligations promptly, in a cost-effective manner, and with the highest degree of reliability. The maintenance of adequate levels of asset and liability liquidity should provide FHN with the ability to meet both expected and unexpected cash and collateral needs. Key liquidity ratios, asset liquidity levels, and the amount available from funding sources are reported to ALCO on a regular basis. FHN’s Risk Appetite Statement establishes liquidity limits that are deemed appropriate for FHN’s risk profile.
In accordance with the Liquidity Policy, ALCO manages FHN’s exposure to liquidity risk through forecasts of its liquidity position and funding needs. Base liquidity forecasts are reviewed by ALCO and are updated as financial conditions dictate. In addition to the baseline liquidity reports, stress testing of assumptions and funds availability is periodically conducted. FHN maintains a contingency funding plan that may be executed should unexpected difficulties arise in accessing funding that affects FHN, the industry, or both. As of September 30, 2026, available liquidity sources included cash, incremental borrowing capacity at the FHLB, access to Federal Reserve Bank borrowings through the discount window, and unencumbered securities. Additional sources of liquidity included dealer and commercial client repurchase agreements, access to Federal Funds markets, brokered deposits, loan sales, and syndications. The table below details FHN's sources of available liquidity at September 30, 2026.
Table I.2.25
AVAILABLE LIQUIDITY
as of September 30, 2026

(Dollars in millions)	Total Capacity	Outstanding Borrowings	Available Liquidity
Cash on deposit with FRB (a)	$1,657	$—	$1,657
FHLB (b)	9,350	400	8,950
Discount Window	22,240	—	22,240
Unencumbered securities (c)	1,464	—	1,464
Total available liquidity			$34,311

(a)Included in interest-bearing deposits with banks on the Consolidated Balance Sheets.
(b)Reported FHLB borrowing capacity as of period-end includes certain loans that are no longer eligible to be pledged due to the pending mortgage loan sale. Balances and related borrowing capacity will be updated at the next pledge cycle.
(c)Subject to market haircuts on collateral.
Core deposits from commercial and consumer clients represent the primary funding source for FHN's lending activities. As of December 31, 2025, FHN's period-end loans-to-deposits ratio was 95%. Following the reclassification of approximately $4.5 billion of select consumer mortgage loans to held for sale during third quarter 2026, FHN's loans-to-deposits ratio improved 674 basis points to 88% as of September 30, 2026. Improved liquidity from the sale, which was completed in October 2026, repositions FHN to continue enhancing its focus on core client relationships.
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
Both FHN and First Horizon Bank have the ability to generate liquidity by issuing senior or subordinated unsecured debt, preferred equity, and common equity, subject to market conditions and compliance with applicable regulatory requirements. As of September 30, 2026, FHN had outstanding $947 million in senior and subordinated unsecured debt. During first quarter 2026, FHN issued $400 million of Series H Non-Cumulative Perpetual Preferred Stock. FHN redeemed all outstanding shares of its Series C Non-Cumulative Perpetual Preferred Stock during second quarter 2026. As a result, FHN had $682 million in non-cumulative perpetual preferred stock outstanding as of September 30, 2026. As of September 30, 2026, First Horizon Bank and subsidiaries had outstanding preferred shares of $295 million, which are reflected as noncontrolling interest on the Consolidated Balance Sheets.
Parent company liquidity is primarily provided by cash flows stemming from dividends and interest payments collected from subsidiaries. These sources of cash represent the primary sources of funds to pay cash dividends to shareholders and principal and interest to debt holders of FHN. Applying the dividend restrictions imposed under applicable federal and state rules, the Bank’s total amount available for dividends was $50 million as of October 1, 2026.
First Horizon Bank declared and paid common dividends to the parent company in the amount of $50 million in first quarter 2026, $270 million in second quarter 2026, $240 million in third quarter 2026, and $40 million in fourth quarter 2026. Total common dividends of $1.0 billion were declared and paid to the parent company

102	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

in 2025. First Horizon Bank declared and paid preferred dividends in the first three quarters of 2026 and in each quarter of 2025. Additionally, First Horizon Bank declared preferred dividends in fourth quarter 2026, payable in January 2027.
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
FHN paid a cash dividend of $0.17 per common share on October 1, 2026. FHN paid cash dividends of $1,625 per Series E preferred share, $1,175 per Series F preferred share, and $1,687.50 per Series H preferred share on October 13, 2026. In addition, in October 2026, the Board approved cash dividends per share in the following amounts:
Table I.2.26
CASH DIVIDENDS
APPROVED BUT NOT PAID

	Dividend/Share	Record Date	Payment Date
Common Stock	$0.17	12/11/2026	1/4/2027
Preferred Stock
Series E	$1,625.00	12/24/2026	1/11/2027
Series F	$1,175.00	12/24/2026	1/11/2027
Series H	$1,687.50	12/24/2026	1/11/2027

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
Federal Reserve Policy, the Yield Curve, Trade Policy, Other Events
Federal Reserve and Rates
The Federal Reserve began to reduce short-term rates in the third quarter of 2024, reducing its target range from a high of 5.25% to 5.50% in the summer of 2024 to a low of 3.50% to 3.75% by the end of 2025. Although the Federal
Reserve held the target range steady through the first two quarters of 2026, the Federal Reserve increased its target range to 3.75% to 4.00% in September 2026. In its statement announcing its September 2026 rate increase, the Federal Reserve noted that, while economic activity

103	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

continued to expand at a solid pace despite elevated uncertainty due, in part, to geopolitical developments, inflation remained elevated relative to the Federal Reserve's 2% goal. In October 2026, the Federal Reserve decided to maintain its target range at 3.75% to 4.00%, noting that the accumulation of more information will be helpful in determining the policy stance appropriate to return inflation to the Federal Reserve's 2% goal.
FHN continues to closely monitor economic developments and assess potential exposures. FHN cannot predict when or how much short-term rates will be changed, how market-driven long-term rates will behave, or how those actions may affect economic or business conditions or financial markets.
Yield Curve
Historically, the yield curve is usually upward sloping (higher rates for longer terms and lower rates for shorter terms). However, the yield curve can be relatively flat or inverted (downward sloping). Inversion normally is rare but has happened several times in the past, including most recently from the summer of 2022 until September 2024. Since the fall of 2024, the yield curve has continued to exhibit a positive, upward slope, though the steepness of the curve has varied. During most of 2025 and 2026, the curve has been moderately upward sloping, but the curve has generally been less steep since mid-2026.
Yield curve flattening and inversion generally reduce the profit FHN can make from lending by compressing FHN's net interest margin, and also generally reduce FHN's revenues from its fixed income bond trading. Both of those impacts occurred from 2022 through 2024, with fluctuations. Since the first quarter of 2025, net interest margin has consistently exceeded 2024 levels, as the yield curve has maintained its more typical upward slope, while fixed income bond trading revenues have fluctuated due to changing market conditions.
FHN cannot predict how the yield curve will change or whether the relationship between the yield curve, on the one hand, and FHN's net interest margin and fixed income bond trading revenues, on the other, will continue.
Mortgage Rates
Rate increases pushed home mortgage rates in the U.S. much higher in 2022 and 2023, reducing demand. FHN's direct mortgage lending and lending to mortgage companies saw business decline significantly in 2022 and 2023. Mortgage rates have generally remained elevated since 2023, with rates modestly abating in the latter part of 2025, but increasing once again in 2026. While the negative impacts of higher rates have been partially offset by market share gains in lending to mortgage companies, changes in interest rates and interest rate policy could continue to have a material impact on our mortgage lending and lending to mortgage companies.
Trade Policy
In 2025, the U.S. government announced new tariffs on a variety of goods and services. Subsequently, in February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA"), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. In March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the court suspended immediate compliance with its order to permit the development of an automated refund process. Since March 2026, U.S. trade policy has continued to evolve, including the imposition of new tariffs on selected imported products under alternative sources of statutory authority, modifications to tariffs affecting certain trading partners, and negotiations concerning potential reductions in tariffs on trade between the United States and China. The CBP has also made substantial progress in processing refunds of tariffs previously imposed under the IEEPA, although litigation continues concerning the scope of required refunds. These developments, together with continuing legal challenges to certain tariff measures and uncertainty regarding future trade negotiations, have contributed to an evolving trade policy environment for U.S. businesses. As of early November 2026, the full impact of the U.S. Supreme Court's ruling and the administration's response; the timing, scope and duration of tariffs; and the timing, scope and duration of any retaliatory measures by foreign governments remain uncertain, as does the impact of tariffs on economic growth, inflation rates, and employment rates. Any significant change in economic conditions related to tariffs could materially affect our financial condition and results of operations.
Conflict in the Middle East
During 2026, military conflict involving Iran and the United States, together with related disruptions in the Middle East, has contributed to increased volatility in global energy markets, commodity prices and financial markets. Geopolitical tensions remain elevated, and additional disruptions could contribute to higher inflation, slower economic growth, continued market volatility and changes in monetary policy expectations. These conditions could result in higher funding costs, reduced loan demand, increased credit stress in certain industries and continued uncertainty regarding the path of interest rates. FHN continues to monitor these developments, although the ultimate magnitude and duration of any economic effects remain uncertain.

104	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Other Regulatory Proposals
In 2023, the Board of Governors of the Federal Reserve and other U.S. banking regulators issued a proposal to implement the final components of the Basel III framework ("Basel III Endgame"), which, if implemented, would have created some new requirements for banks, like FHN, with assets over $50 billion, but also would have created significantly increased regulatory constraints and compliance costs on all U.S. banks with assets over $100 billion.
In March 2026, the U.S. banking agencies rescinded the 2023 proposal and issued a revised proposal to implement the Basel III Endgame, which would revise certain capital requirements, including risk-weighted asset calculations and the treatment of specific exposures. The notice-and-comment period for the 2026 proposal closed on June 18, 2026. The agencies have not yet adopted final rules, and the ultimate terms and timing of implementation remain uncertain. FHN is currently evaluating the potential impact of the proposed changes on its regulatory capital ratios and overall capital management strategy.
Greenhouse Gas (GHG) Reporting Regimes
Regulatory Enactments and Proposals
In 2023, California enacted two laws which, taken together, will require most larger companies doing business in California to report annually their greenhouse gas (GHG) emissions (SB 253) and to report biennially their climate-related financial risks and risk-mitigation measures (SB 261). In October 2026, the California Office of Administrative Law approved implementing regulations for GHG emissions reporting under SB 253, with the first reports of Scope 1 and Scope 2 GHG emissions required by November 10, 2026, and Scope 3 emissions reporting scheduled to begin in 2027.
California's GHG disclosure requirements are subject to pending federal litigation challenging their constitutionality. Although a federal appellate court has enjoined enforcement of California's separate climate-related financial risk disclosure law, SB 261, it has not enjoined enforcement of SB 253. The ultimate outcome of litigation challenging SB 253 and SB 261, and its effect on the scope and timing of the reporting requirements, remains uncertain.
Other states have considered, but not yet adopted, similar climate-related disclosure requirements.
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
Potential Business Impacts
Direct compliance costs related to California's GHG reporting regime and to the SEC's Climate Disclosure Rules, if implemented, will include creating systems to measure or estimate and capture relevant data, staffing, and engaging vendors, including a firm to provide required assurances.
Market Growth and Weather Events
FHN's principal markets are in the southern and southeastern United States, including most of the major Gulf Coast markets and several markets on the southern Atlantic seacoast. Many of these markets, both coastal and non-coastal, have experienced significant population growth over at least the past twenty years, generally accompanied by economic growth.
Many of FHN's fastest growing markets, including most significantly those in Florida, can be impacted significantly by hurricanes and other severe coastal and inland weather events.
In recent years, weather-related economic losses in the Southeast have remained elevated, and beyond hurricanes, severe convective storms (hail, tornadoes, and straight‑line winds) have been a meaningful driver of losses.
The availability, reliability, and cost of adequate property insurance are significant concerns for FHN and FHN's clients in affected markets. Although legislative reforms and other developments in insurance markets have generally stabilized market conditions compared to recent years, availability and pricing remain subject to reinsurance costs, loss experience, and regulatory changes, and conditions could re‑tighten following severe weather events. In addition, conditions continue to vary across state and local markets, and improvements in one jurisdiction may not generalize to others. This instability in property insurance markets increases FHN's risks of loan loss and business downturn.
More fundamentally, elevated insurance and casualty costs blunt a key factor driving growth in many of these high-growth markets: lower costs of living. If market growth slows, FHN's business could be impacted.

105	3Q26 FORM 10-Q REPORT

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
•Early adoption is permitted.
•The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach.
•FHN is currently assessing the effects of adopting ASU 2025-06 on its Consolidated Financial Statements and related disclosures.

106	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

ASU 2025-10 Accounting for Government Grants Received by Business Entities Issued December 2025	•Provides guidance on how business entities should recognize, measure, and present government grants received.
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

SEC Final Rule
In March 2024, the SEC adopted final rules, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Climate Disclosure Rules”) to require registrants to disclose certain climate-related information in registration statements and annual reports. Information required for inclusion within the footnotes to the financial statements for severe weather events and other natural conditions includes 1) income statement effects before insurance recoveries above 1% of pre-tax income/loss, 2) balance sheet effects above 1% of shareholders’ equity, and 3) certain carbon offsets and renewable energy credits. Qualitative discussion is also required for material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans.
These rules have yet to come into effect because the SEC suspended their effectiveness in April 2024, pending the resolution of legal challenges. In May 2026, the SEC issued a proposed rule to rescind the Climate Disclosure Rules. The SEC has not yet taken final action on that proposal.

107	3Q26 FORM 10-Q REPORT

PART I, ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS (MD&A)

Non-GAAP Information
Table I.2.28
NON-GAAP TO GAAP RECONCILIATION

	Three Months Ended		Nine Months Ended
(Dollars in millions; shares in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pre-provision Net Revenue (Non-GAAP)
Net interest income (GAAP)	$683	$674	$2,026	$1,946
Plus: Noninterest income (GAAP)	(276)	215	129	585
Total revenues (GAAP)	407	889	2,155	2,531
Less: Noninterest expense (GAAP)	529	550	1,564	1,529
Pre-provision net revenue (Non-GAAP)	$(122)	$339	$591	$1,002

Tangible Common Equity (Non-GAAP)
(A) Total equity (GAAP)	$9,125	$9,244	$9,125	$9,244
Less: Noncontrolling interest (a)	295	295	295	295
Less: Preferred stock (a)	682	349	682	349
(B) Total common equity	8,148	8,600	8,148	8,600
Less: Goodwill and other intangible assets (GAAP)(b)	1,591	1,624	1,591	1,624
(C) Tangible common equity (Non-GAAP)	$6,557	$6,976	$6,557	$6,976

Tangible Assets (Non-GAAP)
(D) Total assets (GAAP)	$84,318	$83,192	$84,318	$83,192
Less: Goodwill and other intangible assets (GAAP) (b)	1,591	1,624	1,591	1,624
(E) Tangible assets (Non-GAAP)	$82,727	$81,568	$82,727	$81,568

Average Tangible Common Equity (Non-GAAP)
Average total equity (GAAP)	$9,558	$9,224	$9,417	$9,144
Less: Average noncontrolling interest (a)	295	295	295	295
Less: Average preferred stock (a)	682	350	601	401
(F) Total average common equity	8,581	8,579	8,521	8,448
Less: Average goodwill and other intangible assets (GAAP) (b)	1,595	1,628	1,603	1,638
(G) Average tangible common equity (Non-GAAP)	$6,986	$6,951	$6,918	$6,810

Net Income Available to Common Shareholders
(H) Net income (loss) available to common shareholders (annualized) (GAAP)	$(372)	$1,007	$567	$935

Period-end Shares Outstanding
(I) Period-end shares outstanding	473,839	500,368	473,839	500,368

Ratios
(A)/(D) Total period-end equity to period-end assets (GAAP)	10.82%	11.11%	10.82%	11.11%
(C)/(E) Tangible common equity to tangible assets (Non-GAAP)	7.93	8.55	7.93	8.55
(H)/(F) Return on average common equity (GAAP)	(4.34)	11.74	6.65	11.07
(H)/(G) Return on average tangible common equity (Non-GAAP)	(5.33)	14.49	8.19	13.73
(B)/(I) Book value per common share (GAAP)	$17.20	$17.19	$17.20	$17.19
(C)/(I) Tangible book value per common share (Non-GAAP)	$13.84	$13.94	$13.84	$13.94

(a) Included in total equity on the Consolidated Balance Sheets.
(b) Includes goodwill and other intangible assets, net of amortization.

108	3Q26 FORM 10-Q REPORT

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

109	3Q26 FORM 10-Q REPORT

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

Items 3. and 4.
Not applicable

110	3Q26 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEMS 1. THROUGH 5.

Item 5.    Other Information

(a) Previously Unreported 8-K Disclosures
Not applicable
(b) Change in Nomination Procedures
Not applicable
(c) Trading Arrangement Disclosures
During the third quarter of 2026, the following directors or executive officers (those officers who are required to file stock ownership reports on SEC Forms 3, 4, and 5) adopted, modified, or terminated the Rule 10b5-1 trading arrangements and the non-Rule 10b5-1 trading arrangements shown in Table II.5c below.
Unless otherwise explicitly indicated in a footnote to the Table, each arrangement marked in the Table as "10b5-1" under the "Arrangement Type" column is intended by its maker, as reported to FHN, to satisfy the affirmative defense requirements of SEC Rule 10b5-1(c).
If "Not applicable" appears in the Table, then for the third quarter of 2026 no director or executive officer of FHN adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement.
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
10-Q EXHIBIT TABLE

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
3.1	Amended and Restated Charter of First Horizon Corporation [2024]				8-K	3.1	7/24/2024
3.2	Articles of Amendment to the Amended and Restated Charter, of the Company, related to the Series H Preferred Stock				8-K	3.1	3/12/2026
3.3	Bylaws of First Horizon Corporation, as amended and restated effective October 26, 2026				8-K	3.1	10/27/2026
4.1	FHN agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument defining the rights of the holders of the senior and subordinated long-term debt of FHN and its consolidated subsidiaries
10.1	Rate Applicable to Participating Directors under the Directors and Executives Deferred Compensation Plan	X	X

111	3Q26 FORM 10-Q REPORT

PART II—OTHER INFORMATION, ITEM 6. EXHIBITS

Exh. No.	Description of Exhibit to this Report	Filed Here	Mngt. Exh.	Furnished	Incorporated by Reference to
					Form	Exh. No.	Filing Date
10.2	Director Compensation Policy (as amended October 2026)	X	X
31(a)	Rule 13a-14(a) Certifications of CEO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
31(b)	Rule 13a-14(a) Certifications of CFO (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)	X
32(a)	18 USC 1350 Certifications of CEO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
32(b)	18 USC 1350 Certifications of CFO (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	X		X
XBRL Exhibits
101
The following financial information from First Horizon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025; and (vi) Notes to the Consolidated Financial Statements.
X
101. INS	XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101. SCH	Inline XBRL Taxonomy Extension Schema	X
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	X

112	3Q26 FORM 10-Q REPORT

SIGNATURES

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST HORIZON CORPORATION (Registrant)

Date: November 5, 2026	By:	/s/ Hope Dmuchowski
	Name:	Hope Dmuchowski
	Title:	Senior Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

113	3Q26 FORM 10-Q REPORT